Form 10-Q
period 1995-03-31
MESA AIR GROUP INC
filed 1995-05-16
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934



For the quarter ended  March 31, 1995                          Commission File
                                                               Number 0-15495


                             MESA AIR GROUP,  INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Mexico                                           85-0302351
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


2325 East 30th Street, Farmington, New Mexico                      87401
- ---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:              (505) 327-0271
                                                                 --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

On May 12, 1995, the Registrant had outstanding 32,859,261 shares of Common
Stock.

PART I.  FINANCIAL INFORMATION

  Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                                       Three Months Ended                Six Months Ended
                                                            March 31                         March 31
                                                     1995              1994            1995            1994
                                                     ----              ----            ----            ----
Operating revenues:
                                                  --------------------------        -------------------------
   Passenger                                      $ 103,323         $ 90,747        $ 201,838       $ 180,197
   Freight and other                                  1,817            1,705            3,753           3,288
   Public service                                     1,295            1,341            2,672           2,771
                                                  ---------         --------        ---------       ---------
         Total operating revenues                   106,435           93,793          208,263         186,256
                                                  ---------         --------        ---------       ---------

Operating expenses:
   Flight operations                                 41,693           30,608           79,549          61,616
   Maintenance                                       17,465           14,458           35,307          28,691
   Aircraft and traffic servicing                    15,625           11,426           28,674          21,965
   Promotion and sales                               18,331           14,600           35,170          29,244
   General and administrative                         6,439            6,347           12,739          12,461
   Depreciation and amortization                      4,618            4,203            8,782           7,037
                                                  ---------         --------        ---------       ---------
         Total operating expenses                   104,171           81,642          200,221         161,014
                                                  ---------         --------        ---------       ---------
         Operating income                             2,264           12,151            8,042          25,242
                                                  =========         ========        =========       =========
Non-operating income (expenses):
   Interest expense                                  (1,772)          (1,680)          (2,982)         (3,192)
   Interest income                                      377            1,282            1,093           2,279
   Other                                               (768)          (1,603)          (1,625)         (1,522)
                                                  ---------         --------        ---------       ---------
         Total non-operating  expenses               (2,163)          (2,001)          (3,514)         (2,435)
                                                  ---------         --------        ---------       ---------
         Earnings before income taxes                   101           10,150            4,528          22,807
Income tax expense                                       38            3,857            1,720           8,677
                                                  ---------         --------        ---------       ---------
         Earnings before extraordinary item              63            6,293            2,808          14,130
Extraordinary item - gain on extinguishment
  of debt (net of income taxes of $252)                  --            --                 --              412
                                                  ---------         --------        ---------       ---------
         Net earnings                             $      63         $  6,293        $   2,808       $  14,542
                                                  ---------         --------        ---------       ---------
Average common and common
  equivalent shares outstanding                      33,282           37,331           33,281          37,216
                                                  ---------         --------        ---------       ---------
Earnings per common and common
 equivalent share:
   Earnings before extraordinary item             $    0.00         $   0.17        $    0.08       $    0.38
   Extraordinary item                                    --             --                --             0.01
                                                  ---------         --------        ---------       ---------
         Net earnings                             $     .00         $   0.17        $    0.08       $    0.39
                                                  ---------         --------        ---------       ---------

                              MESA AIR GROUP, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                                              March 31               September 30
                                                                                1995                     1994
ASSETS
- ------

Current assets:
   Cash and cash equivalents                                                 $ 26,199                 $ 35,567
   Marketable securities                                                       30,940                   63,044
   Receivables, principally traffic                                            48,670                   50,857
   Expendable parts and supplies, net                                          23,619                   19,401
Prepaid expenses and other current assets                                      10,129                    9,037
                                                                             --------                 --------
         Total current assets                                                 139,557                  177,906

Property and equipment, net                                                   186,174                  198,062
Non-compete agreement, net                                                      1,500                    1,650
Lease and equipment deposits                                                   17,973                   13,319
Intangibles, net                                                               54,405                   22,459
Other assets                                                                    4,411                    6,506
                                                                             --------                 --------


         Total assets                                                        $404,020                 $419,902
                                                                             ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
   Current portion of long-term debt and capital leases                      $  8,236                 $  8,474
   Accounts payable                                                            13,514                   10,720
   Income taxes payable                                                          --                        616
   Air traffic liability                                                        3,553                    3,926
   Accrued compensation                                                         3,315                    8,140
   Other accrued expenses                                                      10,697                   11,844
                                                                             --------                 --------

         Total current liabilities                                             39,315                   43,720

Long-term debt and capital leases, excluding current portion                   86,979                   91,772
Deferred credits                                                               26,838                   24,845
Deferred income taxes                                                          20,499                   25,249
Stockholders' equity:
   Preferred stock of no par value, 2,000,000 shares
    authorized; no shares issued and outstanding                                 --                      --
   Common stock of no par value, 75,000,000
    shares authorized; 32,859,261 and 32,704,042
    shares issued and outstanding                                             148,667                  147,695
   Unrealized gain on marketable securities, net                                2,049                    9,757
Retained earnings                                                              79,673                   76,864
                                                                             --------                 --------

         Total stockholders' equity                                           230,389                  234,316
                                                                             --------                 --------

   Total liabilities and stockholders' equity                                $404,020                 $419,902
                                                                             ========                 ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                           Six Months Ended March 31


                                                                                 1995                    1994
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                               $  2,808                $ 14,542
   Adjustments to reconcile net earnings to
     net cash flows from operating activities:
   Depreciation and amortization                                                 8,782                   6,735
   (Gain) Loss on disposal of property & equipment                                 (29)                   --
   Extraordinary gain on extinguishment of debt                                   --                      (664)
   Stock bonus plan                                                                385                    --
   Changes in assets and liabilities:
     Receivables                                                                 2,187                  (8,365)
     Inventories                                                                (4,218)                 (7,335)
     Prepaid expenses and other current assets                                  (1,093)                  1,004
     Accounts payable                                                            2,794                  (2,445)
     Other accrued liabilities                                                  (6,961)                  4,207
                                                                              --------                --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES                                    4,655                   7,679


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (32,372)                (27,120)
   Proceeds from sale of property and equipment                                 28,696                  11,670
   Proceeds from sale of marketable securities                                  24,397                    --
   Purchases of marketable securities, net                                        --                    (3,425)
   Purchase of subsidiary, net of cash acquired                                   --                    (4,890)
   Intangibles                                                                 (31,113)                   --
Other assets                                                                     1,671                  (1,246)
   Lease and equipment deposits                                                 (3,155)                     32
   Collection of notes receivable                                                  466                     324
                                                                              --------                --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (11,410)                (24,655)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and
     obligations under capital leases                                           (5,032)                 (6,687)
   Proceeds from issuance of common stock                                          152                   1,493
   Proceeds from deferred credits                                                2,267                   1,147
                                                                              --------                --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES                                   (2,613)                 (4,047)
                                                                              --------                --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (9,368)                (21,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                35,567                  36,121
                                                                              --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 26,199                $ 15,098
                                                                              --------                --------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                           Six Months Ended March 31




Supplemental disclosures of cash flow information:

Cash paid during the period for:              1995                     1994
                                              ----                     ----
   Interest                                 $  2,932                 $  4,704
   Income taxes                                3,108                    5,892



Mesa purchased fixed assets during the periods ended March 31 upon which debt was assumed or incurred as follows:

                                                1995                      1994
                                                ----                      ----
   Assets purchased                         $    32,372               $   78,253
   Debt assumed or incurred                        --                     51,133
                                            -----------               ----------

   Net cash                                 $    32,372               $   27,120
                                             ==========                =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries WestAir Holding, Inc., Air Midwest, Inc., San Juan Pilot Training, Inc., and Four Corners Aviation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in Mesa's Annual Report on Form 10-K for the year ended September 30, 1994, filed with the Securities and Exchange Commission.

3. Income tax expense is based upon Mesa's annual effective tax rate of 38 percent.

4.       Legal Proceedings

         See Part II. Item 1

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc., ("Mesa") maintains six regional airline operations utilizing low-cost high frequency "hub-and-spoke" route systems.

The Mesa Airlines unit operates within the Mountain West division independent of any code-sharing agreement with a major carrier from a hub airport at Albuquerque, New Mexico. In addition, the Mountain West division operates as United Express and America West Express. United Express is operated by the Mountain West division in the Rocky Mountain and in Western regions of the United States pursuant to code-sharing arrangements with United Airlines, Inc. ("United") utilizing hubs in Denver and Los Angeles. The Southwest region of the United States is operated by the Mountain West division as "America West Express" pursuant to a code-sharing arrangement with America West Airlines, Inc. utilizing a hub in Phoenix, Arizona. (See Subsequent Events regarding the Columbus hub.)

WestAir Commuter Airlines, Inc., a wholly-owned subsidiary of WestAir Holding, Inc. serves the West Coast region as a "United Express" carrier with hubs in San Francisco, Portland and Seattle. WestAir Holding, Inc. is a wholly-owned subsidiary of Mesa. (See Liquidity and Capital Resources-WestAir.)

Mesa operates as "USAir Express" in the Northeast, Southeast, Midwest and Central regions of the United States pursuant to code-sharing arrangements with USAir, Inc. ("USAir"). Mesa provides USAir Express service in the Northeast and Southeast regions of the United States by its FloridaGulf Airlines division, and expanded into the Northeast operations in the summer of 1993 utilizing hubs in Boston, Philadelphia, Baltimore, Orlando, New Orleans and Tampa. The Midwest and Central regions are served by Air Midwest, Inc., from a hub in Kansas City and by the Liberty Express division acquired in February 1994, from a hub in Pittsburgh, Pennsylvania.

Mesa has recently established a new division known as Desert Sun Airlines to operate two Fokker 70 jet aircraft capable of carrying 78 passengers. The aircraft are to be delivered in the spring of 1995. Passenger service is scheduled to commence in June 1995. Desert Sun Airlines has options to acquire six additional Fokker 70 aircraft.

The following table sets forth selected operating data of Mesa for the periods indicated:


                                                   Three Months Ended                      Six Months Ended
                                                   ------------------                      ----------------
                                                        March 31                               March 31
                                                        --------                               --------
                                                1995                1994                1995               1994
                                                ----                ----                ----               ----
Operating Data Category:
- ------------------------
Passengers                                   1,402,019           1,170,361           2,827,651          2,359,228
Available seat miles (ASMs) (000)              555,038             460,730           1,088,316            913,630
Revenue passenger miles (000)                  264,743             227,943             529,477            458,150
Load factor                                       47.7%               49.5%               48.7%              50.1%
Yield per revenue passenger mile                  39.0 cent(s)        39.8 cent(s)        38.1 cent(s)       39.3 cent(s)
Operating cost per available seat mile            18.8 cent(s)        17.7 cent(s)        18.3 cent(s)       17.6 cent(s)
Revenue per available seat mile                   19.2 cent(s)        20.4 cent(s)        19.1 cent(s)       20.4 cent(s)
Average stage length                               161                 164                 161                165
Number of aircraft in fleet                        182                 163                 182                163

Three Months Ended March 31, 1995 Versus Three Months Ended March 31, 1994




                                                                             Three Months Ended
                                                                                  March 31
                                                                             ------------------

                                                            1995                                       1994
                                                            ----                                       ----
                                                                   Percent of                                 Percent of
                                                  Cost           total operating              Cost          total operating
                                                 per ASM            revenues                 per ASM           revenues
                                                 -------            --------                 -------           --------
Operating Expense Category:
- ---------------------------
Flight operations                                 7.5 cent(s)         39.2%                   6.6 cent(s)        32.6%
Maintenance                                       3.2 cent(s)         16.4%                   3.1 cent(s)        15.4%
Aircraft and traffic servicing                    2.8 cent(s)         14.7%                   2.5 cent(s)        12.2%
Promotion and sales                               3.3 cent(s)         17.2%                   3.2 cent(s)        15.6%
General and administrative                        1.2 cent(s)          6.0%                   1.4 cent(s)         6.8%
Depreciation and amortization                     0.8 cent(s)          4.3%                   0.9 cent(s)         4.5%
Total operating expenses                         18.8 cent(s)         97.8%                  17.7 cent(s)        87.1%
Interest expense                                  0.3 cent(s)          1.7%                   0.4 cent(s)         1.8%

Mesa generated a 13.4 percent growth in revenues from $93.8 million during the three-month period ended March 31, 1994 to $106.4 million during the three-month period ended March 31, 1995. This growth in revenue can be attributed to the addition of Liberty Express, a division of Mesa, in February 1994 as a USAir Express carrier with a hub in Pittsburgh. In addition, the expansion of the FloridaGulf Airlines division, which encompassed new routes obtained with the purchase of certain assets from USAir Allegheny Commuter subsidiary operating hubs in Boston, Philadelphia and Baltimore, contributed to an increase in revenue over the same period in the prior year. Additional passengers from the Denver hub resulting from reduced service by Continental and Continental Express in Denver also contributed to the increased revenues.

Passengers carried during the quarter increased by 19.8 percent, but revenue increased by only 13.4 percent as a result of a five percent decrease in the average ticket price from $77.54 to $73.70. In addition to competitive conditions in local markets, ticket prices are affected by Mesa's share of fares set by its code-sharing partners. The primary causes of the decrease in average ticket price was fare discounting in the Eastern region of the United States by USAir in response to competition from Continental Lite and Continental Express and in the Western region in response to increased competition between United Airlines Shuttle by United and Southwest Airlines, Inc. Additionally, extensive negative publicity regarding the safety of regional airlines following the crash of a USAir jet in September 1994 and crashes of two turboprop airliners in late 1994 caused a significant decline in the number of passengers carried. Extensive air fare discounting resulted in order to stimulate traffic which further contributed to the decline in average ticket price.

Operating costs increased from 17.7 cent(s) to 18.8 cent(s) per ASM resulting in an increase of approximately $22.5 million in operating expenses for the current period over the same period in 1994. Mesa believes that the primary reasons for the increase in operating expenses were increases in flight operations expense from 6.6 cent(s) per ASM to 7.5 cent(s) per ASM due to de Havilland Dash 8 and Fokker 70 fleet integration costs all of which are being expensed as they are incurred along with an increase in lease expense resulting from expansion of the aircraft fleet. Aircraft and traffic service costs have increased from 2.5 cent(s) per ASM to 2.8 cent(s) per ASM due in part to additional expenses resulting from obtaining FAR Part 121 certification and operating costs of the new airport in Denver, Colorado. Depreciation and amortization expense has decreased from .9 cent(s) per ASM to 0.8 cent(s) per ASM as a result of the sale and leaseback of 17 Beech 1900D aircraft. Interest expense has decreased from
0.4 cent(s) per ASM to .3 cent(s) per ASM as a result of fleet refinancing.

Operating profits decreased from $12.2 million in the three-month period ended March 31, 1994 to $2.3 million in the three-month period ended March 31, 1995. This decrease is the result of the effects of negative publicity discussed above and various one-time costs such as integration costs of de Havilland Dash 8 and Fokker 70 aircraft and resolution of pending disputes at Mesa's WestAir subsidiary.


Six Months Ended March 31, 1995 Versus Six Months Ended March 31, 1994

                                                                             Six Months Ended
                                                                                 March 31
                                                                             ----------------
                                                           1995                                       1994
                                                           ----                                       ----

                                                                   Percent of                                 Percent of
                                                  Cost           total operating              Cost          total operating
                                                 per ASM            revenues                 per ASM           revenues
                                                 -------            --------                 -------           --------
Operating Expense Category:
- ---------------------------
Flight operations                                 7.3 cent(s)         38.2%                   6.7 cent(s)        33.1%
Maintenance                                       3.2 cent(s)         17.0%                   3.1 cent(s)        15.4%
Aircraft and traffic servicing                    2.6 cent(s)         13.8%                   2.4 cent(s)        11.8%
Promotion and sales                               3.2 cent(s)         16.9%                   3.2 cent(s)        15.7%
General and administrative                        1.2 cent(s)          6.1%                   1.4 cent(s)         6.7%
Depreciation and amortization                     0.8 cent(s)          4.2%                   0.8 cent(s)         3.8%
Total operating expenses                         18.3 cent(s)         96.2%                  17.6 cent(s)        86.4%
Interest expense                                  0.3 cent(s)          1.4%                   0.3 cent(s)         1.7%


Mesa generated 11.8% growth in revenues from $186.3 million during the six-month period ended March 31, 1994 to $208.3 million during the six-month period ended March 31, 1995.

Passengers carried during the six months ended March 31, 1995 increased approximately 19.9% relative to the six months ended March 31, 1994, while revenues grew approximately 11.8%, reflecting a decrease in the average ticket price from $76.38 to $71.38. In addition to competitive conditions affecting the industry discussed previously, ticket prices were affected by Mesa's share of the fares set by its code-sharing partners.

Operating expenses incurred for the six months ended March 31, 1995 were 18.3 cent(s) per ASM compared to 17.6 cent(s) per ASM for the six months ended March 31, 1994. An increase in flight operation expenses from 6.7 cent(s) per ASM to
7.3 cent(s) per ASM is the major component of the increase in operating expenses. The increase is primarily a result of the sale and leaseback of 17 1900D aircraft and de Havilland Dash 8 and Fokker 70 aircraft integration costs.

Operating income decreased from approximately $25.2 million in the six-month period ended March 31, 1994 to approximately $8.0 million for the same period in 1995 due to decreased average fares and increased operating expenses discussed in the three-month comparison.

Consolidated net earnings for the six-month period ended March 31, 1995 decreased to $2.8 million from $14.5 million during the six- month period ended March 31, 1994 as a result of factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and marketable securities at March 31, 1995 were $57.1 million as compared to $98.6 million at September 30, 1994. This decrease is the result of approximately $32 million in expenditures to United in conjunction with the acquisition of aircraft and the extension of its code-sharing agreement with the Mountain West division. In addition, deposits on aircraft of approximately $3.2 million were paid during the first six months of the fiscal year. The remainder of the decrease is related to rotable and expendable inventory purchases in conjunction with de Havilland Dash 8 fleet and other airplane operating requirements. For the six-month period ended March 31, 1995, net cash flows generated from operations was $4.7 million as compared to $7.7 million for the same period in 1994. At March 31, 1995 approximately $7.4 million of cash was pledged to secure a note payable.

As of March 31, 1995, Mesa had aggregate indebtedness of $95.2 million payable to various entities under promissory notes issued in connection with the purchase of aircraft and related equipment. The notes have maturities ranging up to 2006 with monthly installments of approximately $1.4 million. Mesa also has a $5 million line of credit with Norwest Bank New Mexico. No amounts were advanced against this line of credit at March 31, 1995. The $5 million line of credit expired on April 30, 1995 and was renewed in the amount of $11 million.

As of March 31, 1995, Mesa had 49 Beechcraft 1900D aircraft on order. These aircraft are to be delivered at the rate of approximately 18 per year. The purchase agreement between Beech and Mesa allows Mesa to trade in existing Beechcraft 1900C aircraft in an "as-is" condition for new 1900D aircraft. Beech Acceptance Corporation has agreed to finance the purchase or lease of each new aircraft. Mesa's WestAir division has 15 Embraer EMB-120 Brasilia aircraft on order. (See WestAir)

During March 1995, Mesa entered into an agreement with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft with deliveries beginning in February 1996 through March 1997. Based on current market conditions, the monthly lease payments are anticipated to be approximately $72,000 per plane. Mesa will trade in seven Dash 8-300 aircraft, five Dash 8-100 aircraft and 13 Embraer Brasilia aircraft in exchange for the 25 Dash 8-200 aircraft. Bombardier will participate as needed to finance the new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft.

Mesa has significant lease obligations on existing aircraft operated by Mesa. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At March 31, 1995, 153 aircraft were leased by Mesa with remaining terms ranging up to 14 years. Future minimum lease payments due under all aircraft operating leases were approximately $589 million at March 31, 1995.

The FAA has issued a Notice of Proposed Rule making, which, if enacted, would require commuter airlines with aircraft with 30 passenger seats or less operating under FAR Part 135 rules to begin operating those aircraft under FAR
Part 121 regulations. Mesa is unable to determine the expense to be incurred in implementation of these changes until the final rules are issued. The new rules will apply to all commuter airlines and Mesa management anticipates the entire industry will attempt to recover such cost increases through increased fares.


WESTAIR

Increased competition on the West Coast between the Shuttle by United and Southwest Airlines, Inc., in addition to extensive negative publicity regarding the safety of regional airlines has resulted in lower airfares, decreased passenger traffic, negative operating results and negative operating cash flow at Mesa's WestAir subsidiary. Many routes operated by WestAir have become unprofitable as a result of this increased competition from jet carriers and it is unknown if the market will return to prior service levels. Although management cannot predict how long WestAir will remain unprofitable, management is committed to restoring the long-term earnings potential of WestAir.

WestAir's management is in the process of making significant operational changes it believes necessary to attain profitable operations and generate sufficient cash flow to meet its obligations. There can be no assurance that such changes will be sufficient to return WestAir to profitability and generate the cash flow necessary to meet its obligations.

Mesa has agreed to provide WestAir an advance of up to 85% of qualifying accounts receivable; based primarily upon airline ticket stock with the outstanding balance payable at the end of each calendar month to meet its operating needs. The remaining balance of 15% will be held by Mesa for 90 days to secure itself against non-payment or rejection of accounts receivable by the Airline Clearing House or other parties. This loan will replace a $4,000,000 line of credit from a bank which expired on April 30, 1995 and will bear interest at the rate of prime plus 1/2%.

WestAir has agreed with United, its code-sharing partner, to convert certain of its markets to a fee per departure, which is based upon cost plus a fixed profit margin. WestAir has also arranged with United to terminate service in several markets resulting in the withdrawal from WestAir's fleet of seven Embraer Brasilia aircraft by June 1, 1995. It is the present intention of Mesa to assist WestAir by including the seven aircraft to be parked by WestAir in the aircraft to be traded in under Mesa's order from one of its aircraft suppliers.

WestAir's management is also in the process of executing extensive work force and overhead reductions sufficient to match or exceed the reduction in size of the WestAir fleet. Work rules under the amendable Airline Pilots Association contract (ALPA) are being renegotiated to provide for a reduction in the number of crews per plane from four to three and one quarter crews per plane. Such targeted work rules would be comparable to present work rules in other unionized Mesa divisions. Although it is possible that a strike may result before the issues are resolved, Mesa and WestAir management believe it preferable to avoid a strike. However, both Mesa and WestAir management are prepared to deal with the consequences of a strike or a lockout if necessary.

WestAir has notified British Aerospace of its intent to exercise its early lease termination rights on twenty-one Jetstream 31 aircraft currently under lease. If the early termination rights are exercised, WestAir will incur approximately $1.8 million in termination costs plus aircraft refurbishment expenses. As an alternative, WestAir is willing to renegotiate the Jetstream 31 leases to reduce monthly lease expense to an economically feasible level. If economically feasible monthly lease payments cannot be renegotiated with British Aerospace and WestAir exercises it turnback rights, alternative aircraft may be placed in service which could result in aircraft integration costs.

WestAir has an outstanding order with Embraer Aircraft Corporation for fifteen new Embraer Brasilia aircraft to be delivered at the rate of approximately four per year through 1998. Embraer has been informed that Mesa has no obligation to and is unwilling to guarantee WestAir's obligations under the order, and that WestAir management believes its fleet cannot absorb additional aircraft because of competitive factors in its operating environment. Embraer and WestAir are presently discussing ways to resolve these issues. Embraer has agreed to defer two of the four scheduled 1995 deliveries until 1997, assist with or provide financing for two 1995 deliveries, consider assuming the obligation for two used WestAir Brasilia aircraft and to continue to negotiate a resolution for the remaining aircraft on order. If WestAir is forced to take delivery of and make payments on the remaining thirteen aircraft on order, this could have a material adverse affect on the operations of WestAir.

SUBSEQUENT EVENTS

The flight attendants of the Mountain West operating division of Mesa voted to join AFA (Association of Flight Attendants) during April 1995. The pilots of the Mountain West operating division are still in initial contract negotiations with ALPA.

During April 1995, Mountain West Airlines, a division of Mesa, announced the discontinuation of its America West Express operations at the Columbus, Ohio hub effective May 31, 1995. The Columbus-based fleet will be redeployed to the West Coast as United Express under a fixed fee per departure contract effective June 1, 1995. Mesa does not anticipate a material cost to the Mountain West division related to discontinuation of the Columbus-based operation.

PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings

                 The contents of Item 3. Legal Proceedings from the Form 10-K filed for the fiscal year ended September 30, 1994 has been incorporated by reference.

  Item 2.        Change in Securities

                 None

  Item 3.        Defaults Upon Senior Securities

                 None

  Item 4.        Submission of Matters to a Vote of Security Holders

                 a. At the Annual meeting of Shareholders held on March 14, 1995, the following was approved:

                          -- All directors were elected as listed in the 1995 Proxy Statement for the 1994 fiscal year.

                                                        Voted for            Abstain/Withhold
                                                        ---------            ------- --------
                             Larry  L. Risley          25,000,219                1,502,031
                             E. Janie Risley           24,941,947                1,560,303
                             Blaine M. Jones           25,050 943                1,451,307
                             George W. Pennington      25,029,996                1,472,254
                             Richard C. Poe            25,012,311                1,489,939
                             Jack Braly                24,915,896                1,586,354

                          -- Ratification of an amendment to the Restated Articles of Incorporation changing the Company name from Mesa Airlines, Inc., to Mesa Air Group, Inc. Voted for: 24,805,478; voted against: 144,916;
                          abstain: 1,551,856.

                          -- Approval of the Additional Outside Directors Stock Option Plan dated December 9, 1994. Voted for:
                          22,658,269; voted against: 2,148,701; abstain:
                          1,695,280.

                          -- Approval of selection of KPMG Peat Marwick LLP as independent auditors for Mesa during fiscal 1995. Voted for: 25,388,749; voted against: 63,554; abstain: 1,049,947.

  Item 5.        Other Information

                 None

  Item 6.        Exhibits and Reports on Form 8-K

                 Form 8-K filed January 17, 1995 and Form 8-K filed April 5,
                 1995.

                 Exhibit 10.79  -          Purchase Agreement B95-7701-PA-299
                                           between Bombardier, Inc. and Mesa
                                           Airlines, Inc.

                 Exhibit 27 -              Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Mesa Air Group, Inc.
                                                       Registrant



Date:  5/12/95                          /s/ W. Stephen Jackson
                                        --------------------------------------
                                        W. Stephen Jackson
                                        Chief Financial Officer, Treasurer and
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                MESA AIR GROUP
                         COMMISSION FILE NO. 0-15495
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995



NO.                    DESCRIPTION
- ---                    -----------
10.79                  BOMBARDIER PURCHASE AGREEMENT

27                     FINANCIAL DATA SCHEDULE

