Form 10-Q/A
period 1995-03-31
MESA AIR GROUP INC
filed 1995-07-07
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                Yes  X    No
                                    ---      ---

On July 7, 1995, the Registrant had outstanding 32,859,261 shares of Common
Stock.

  Item 6.        Exhibits and Reports on Form 8-K

                 Exhibit 10.79  -      Bombardier Purchase Agreement
                                       B95-7701-PA-299 between Bombardier, Inc.
                                       and Mesa Airlines, Inc. This Exhibit is
                                       subject to a confidential treatment
                                       request and certain confidential
                                       portions have been omitted as
                                       indicated by the bracketed language
                                       [CONFIDENTIAL PORTION DELETED] and
                                       filed separatly with the SEC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Mesa Air Group, Inc.
                                                       Registrant



Date:  7/7/95                           /s/ W. Stephen Jackson
                                        --------------------------------------
                                        W. Stephen Jackson
                                        Chief Financial Officer, Treasurer and
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX
                                MESA AIR GROUP
                         COMMISSION FILE NO. 0-15495
                                  FORM 10-Q/A
                     FOR THE QUARTER ENDED MARCH 31, 1995



NO.                    DESCRIPTION
- ---                    -----------
10.79                  Bombardier Purchase Agreement B95-7701-PA-299 between
                       Bombardier, Inc. and Mesa Airlines, Inc. This exhibit
                       is subject to a confidential treatment request and
                       certain confidential portions have been omitted as
                       indicated by the bracketed language [CONFIDENTIAL
                       PORTION DELETED] and filed separatly with the SEC
