Form 10-Q/A
period 1994-12-31
MESA AIR GROUP INC
filed 1995-07-25
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 1994                      Commission File
                                                             Number 0-15495


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

                                Yes  X    No
                                    ---      ---

On July 7, 1995, the Registrant had outstanding 32,859,261 shares of Common
Stock.

  Item 6.        Exhibits and Reports on Form 8-K

                 Exhibit 10.71  -    Omnibus Agreement dated December 31, 1994
                                     by and between United Air Lines, Inc. and Mesa Airlines, Inc. This Exhibit is subject to a confidential treatment request and certain confidential portions have been omitted as indicated by the bracketed language
                                     [CONFIDENTIAL PORTION DELETED] and
                                     filed separatly with the SEC.

                 Exhibit 10.72  -    Aircraft Purchase and Sale Agreement dated
                                     December 31, 1994 by and between United
                                     Air Lines, Inc. and Mesa Airlines, Inc.
                                     This exhibit is subject to a confidential treatment request and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL
                                     PORTION DELETED] and filed separatly
                                     with the SEC.

                 Exhibit 10.74  -    Amendment of United Express Agreement dated
                                     December 31, 1994. This Exhibit is subject to a confidential treatment request and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED] and filed separatly with the SEC.

                 Exhibit 10.76  -   First Amendment to Omnibus Agreement dated
                                    January 20, 1995 by and between United
                                    Air Lines, Inc. and Mesa Airlines, Inc. This
                                    Exhibit is subject to a confidential
                                    treatment request and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION
                                    DELETED] and filed separatly with the SEC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Mesa Air Group, Inc.
                                                       Registrant



Date:  7/24/95                           /s/ W. Stephen Jackson
                                        --------------------------------------
                                        W. Stephen Jackson
                                        Chief Financial Officer, Treasurer and
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX
                                MESA AIR GROUP
                         COMMISSION FILE NO. 0-15485
                                 FORM 10-Q/A
                   FOR THE QUARTER ENDED DECEMBER 31, 1994


NO.              DESCRIPTION
- ---              -----------

Exhibit 10.71  -    Omnibus Agreement dated December 31, 1994
                    by and between United Air Lines, Inc. and
                    Mesa Airlines, Inc. This Exhibit is
                    subject to a confidential treatment
                    request and certain confidential
                    portions have been omitted as
                    indicated by the bracketed language
                    [CONFIDENTIAL PORTION DELETED] and
                    filed separatly with the SEC.

Exhibit 10.72  -    Aircraft Purchase and Sale Agreement dated
                    December 31, 1994 by and between United
                    Air Lines, Inc. and Mesa Airlines, Inc.
                    This exhibit is subject to a confidential
                    treatment request and certain confidential
                    portions have been omitted as indicated by
                    the bracketed language [CONFIDENTIAL
                    PORTION DELETED] and filed separatly
                    with the SEC.

Exhibit 10.74  -    Amendment of United Express Agreement dated
                    December 31, 1994. This Exhibit is subject
                    to a confidential treatment request and
                    certain confidential portions have been
                    omitted as indicated by the bracketed
                    language [CONFIDENTIAL PORTION DELETED] and
                    filed separatly with the SEC.

Exhibit 10.76  -   First Amendment to Omnibus Agreement dated
                   January 20, 1995 by and between United
                   Air Lines, Inc. and Mesa Air Lines, Inc. This
                   Exhibit is subject to a confidential
                   treatment request and certain confidential
                   portions have been omitted as indicated by
                   the bracketed language [CONFIDENTIAL PORTION
                   DELETED] and filed separatly with the SEC.

