Form 10-Q
period 1995-06-30
MESA AIR GROUP INC
filed 1995-08-14
CIK 810332

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1995                              Commission File
                                                                  Number 0-15495


                             MESA AIR GROUP,  INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Mexico                                            85-0302351
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2325 East 30th Street, Farmington, New Mexico                       87401
---------------------------------------------                 ------------------
   (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:             (505) 327-0271
                                                              ------------------



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



On August 11, 1995, the Registrant had outstanding 32,894,263 shares of Common Stock.

PART I.  FINANCIAL INFORMATION

  Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)



                                                       Three Months Ended               Nine Months Ended
                                                            June 30                           June 30
                                                     ----------------------            --------------------
                                                     1995              1994            1995            1994
                                                     ----              ----            ----            ----
Operating revenues:
   Passenger                                       $114,591         $ 98,544         $316,429        $278,741
   Other                                              3,334            3,274            9,759           9,333
                                                   --------         --------         --------        --------
         Total operating revenues                   117,925          101,818          326,188         288,074
                                                   --------         --------         --------        --------

Operating expenses:
   Flight operations                                 43,642           31,922          123,191          93,482
   Maintenance                                       20,128           17,878           55,434          46,568
   Aircraft and traffic servicing                    15,056           11,919           43,730          33,883
   Promotion and sales                               20,499           16,555           55,670          45,798
   General and administrative                         6,582            6,701           19,321          19,163
   Depreciation and amortization                      4,877            4,113           13,659          11,205
                                                   --------         --------         --------        --------
         Total operating expenses                   110,784           89,088          311,005         250,099

         Operating income                             7,141           12,730           15,183          37,975
                                                   --------         --------         --------        --------
 Non-operating income (expenses):
   Other                                             (1,331)          (1,612)          (4,844)         (4,047)
                                                   --------         --------         --------        --------

         Total non-operating  expenses               (1,331)          (1,612)          (4,844)         (4,047)
                                                   --------         --------         --------        --------

         Earnings before income taxes                 5,810           11,118           10,339          33,928
Income tax expense                                    2,195            3,871            3,915          12,548
                                                   --------         --------         --------        --------
         Earnings before extraordinary item           3,615            7,247            6,424          21,380
Extraordinary item - gain on extinguishment
  of debt (net of income taxes of $252)                  --           --                   --             412
                                                   --------         --------         --------        --------
         Net earnings                              $  3,615         $  7,247         $  6,424        $ 21,792
                                                   ========         ========         ========        ========

Average common and common
  equivalent shares outstanding                      33,313           37,072           33,279          37,096
                                                   ========         ========         ========        ========

Earnings per common and common
 equivalent share:
   Net earnings                                    $    .11         $    .20         $    .19        $    .59
                                                   ========         ========         ========        ========

                              MESA AIR GROUP, INC

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                                              June 30               September 30
                                                                               1995                     1994
                                                                             --------                 --------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 36,102                 $ 35,567
   Marketable securities                                                       36,450                   63,044
   Receivables, principally traffic                                            51,517                   50,857
   Expendable parts and supplies, net                                          25,203                   19,401
   Prepaid expenses and other current assets                                   10,148                    9,037
                                                                             --------                 --------
         Total current assets                                                 159,420                  177,906

Property and equipment, net                                                   172,393                  198,062
Non-compete agreement, net                                                      1,425                    1,650
Lease and equipment deposits                                                   24,760                   13,319
Intangibles, net                                                               56,121                   22,459
Other assets                                                                    5,350                    6,506
                                                                             --------                 --------

         Total assets                                                        $419,469                 $419,902
                                                                             ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital leases                      $  8,263                 $  8,474
   Accounts payable                                                            12,551                   10,720
   Income taxes payable                                                         1,442                      616
   Air traffic liability                                                        4,794                    3,926
   Accrued compensation                                                         5,214                    8,140
   Other accrued expenses                                                      13,377                   11,844
                                                                             --------                 --------

         Total current liabilities                                             45,641                   43,720

Long-term debt and capital leases, excluding current portion                   83,110                   91,772
Deferred credits                                                               26,860                   24,845
Deferred income taxes                                                          24,038                   25,249
Stockholders' equity:
   Preferred stock of no par value, 2,000,000 shares
    authorized; no shares issued and outstanding                                 --                      --
   Common stock of no par value, 75,000,000
    shares authorized and 32,889,263 and 32,704,042
    shares issued and outstanding                                             148,707                  147,695
   Unrealized gain on marketable securities, net                                7,825                    9,757
   Retained earnings                                                           83,288                   76,864
                                                                             --------                 --------

         Total stockholders' equity                                           239,820                  234,316
                                                                             --------                 --------

   Total liabilities and stockholders' equity                                $419,469                 $419,902
                                                                             ========                 ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                           Nine Months Ended June 30


                                                                               1995                    1994
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                              $  6,424                $ 21,792
   Adjustments to reconcile net earnings to
     net cash flows from operating activities:
   Depreciation and amortization                                               13,659                  11,581
   (Gain) Loss on sale of securities                                              145                      41
   (Gain) Loss on disposal of property and equipment                              (29)                    --
   Extraordinary gain on extinguishment of debt                                   --                     (664)
   Amortization of deferred credits                                              (684)                 (1,283)
   Stock bonus plan                                                               385                     --
   Changes in assets and liabilities:
     Receivables                                                                 (660)                (11,667)
     Inventories                                                               (5,802)                 (8,526)
     Prepaid expenses and other current assets                                 (1,111)                  2,130
     Accounts payable                                                           1,831                      52
     Other accrued liabilities                                                    301                   8,094
                                                                             --------                --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES                                  14,459                  21,550


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (88,154)                (33,702)
   Proceeds from sale of property and equipment                                99,634                  11,395
   Proceeds from sale of marketable securities                                 23,334                  58,398
   Purchases of marketable securities, net                                        --                  (46,784)
   Purchase of subsidiary, net of cash acquired                                   --                   (4,890)
   Intangibles                                                                (33,327)                    --
   Other assets                                                                   732                  (1,246)
   Lease and equipment deposits                                                (8,942)                   (158)
   Collection of notes receivable                                                 306                     469
                                                                             --------                --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (6,417)                (16,518)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt and
     obligations under capital leases                                          (8,872)                 (8,610)
   Proceeds from issuance of common stock                                         192                   2,617
   Proceeds from deferred credits                                               1,173                   1,353
                                                                             --------                --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (7,507)                 (4,640)
                                                                             --------                --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           535                     392

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               35,567                  51,219
                                                                             --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 36,102                $ 51,611
                                                                             ========                ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                           Nine Months Ended June 30


Supplemental disclosures of cash flow information:

Cash paid during the period for:                                      1995                     1994
                                                                      ----                     ----
   Interest                                                          $4,470                  $ 6,799
   Income taxes                                                       3,192                    6,121


Mesa purchased fixed assets during the periods ended
June 30 upon which debt was assumed or incurred as follows:

                                                                      1995                     1994
                                                                      ----                     ----
   Assets purchased                                                 $88,154                $ 105,694
   Debt assumed or incurred                                            --                     71,992
                                                                                          ----------
         Net cash                                                   $88,154               $   33,702
                                                                    =======               ==========

Of the $88.1 million in assets purchased, $24 million (four Dash 8-100 aircraft) were subsequently sold and $51 million (six Dash 8-300 aircraft) were sold and leased back under short-term leases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.

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

4.       Legal Proceedings

         See Part II. Item 1

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc., ("Mesa") maintains five regional commuter airline operations utilizing low-cost high frequency "hub-and-spoke" route systems and one division which operates regional jet aircraft.

The Mesa Airlines unit operates within the Mountain West division independent of any code-sharing agreement with a major carrier from a hub airport at Albuquerque, New Mexico. In addition, the Mountain West division operates as United Express in the Rocky Mountain and Western regions of the United States pursuant to code-sharing arrangements with United Airlines, Inc. ("United") utilizing hubs in Denver, Seattle, Portland and Los Angeles and as "America West Express" pursuant to a code-sharing arrangement with America West Airlines, Inc. utilizing a hub in Phoenix, Arizona.

WestAir Commuter Airlines, Inc., a wholly-owned subsidiary of WestAir Holding, Inc. serves the West Coast region as "United Express" with hubs in San Francisco, Portland and Seattle. WestAir Holding, Inc. is a wholly-owned subsidiary of Mesa. (See WESTAIR)

Mesa operates as "USAir Express" in the Northeast, Southeast, Midwest and Central regions of the United States pursuant to code-sharing arrangements with USAir, Inc. ("USAir"). Mesa provides USAir Express service in the Northeast and Southeast regions of the United States through its FloridaGulf Airlines division with hubs in Boston, Philadelphia, Baltimore, Orlando, New Orleans and Tampa. The Midwest and Central regions are served by Air Midwest, Inc., from a hub in Kansas City and by the Liberty Express division from a hub in Pittsburgh, Pennsylvania.

Mesa has recently established a new division known as Desert Sun Airlines to operate two Fokker 70 jet aircraft capable of carrying 78 passengers. The
aircraft were delivered in May and June of 1995, and   passenger service
commenced on June 12, 1995. Desert Sun Airlines has options to acquire six additional Fokker 70 aircraft. Desert Sun operates as "America West Express" with flights originating out of a Phoenix, Arizona hub.

The following table sets forth selected operating data of Mesa for the periods indicated:


                                                    Three Months Ended                Nine Months Ended
                                                    ------------------                -----------------
                                                       June 30                              June 30
                                                       -------                              -------
                                                1995               1994               1995          1994
                                                ----               ----               ----          ----
Operating Data Category:
Passengers                                   1,585,775          1,347,725         4,413,426      3,706,953
Available seat miles (ASMs) (000)              577,838            473,334         1,666,156      1,386,964
Revenue passenger miles (000)                  300,698            250,357           830,176        708,507
Load factor                                      52.0%              52.9%             49.8%          51.1%
Yield per revenue passenger mile            38.1 cents         39.7 cents        38.1 cents     39.3 cents
Operating cost per available seat mile      19.2 cents         18.8 cents        18.7 cents     18.0 cents
Revenue per available seat mile             20.4 cents         21.5 cents        19.6 cents     20.8 cents
Average stage length                               162                162               162            163
Number of aircraft in fleet                        179                156               179            156

Three Months Ended June 30, 1995 Versus Three Months Ended June 30,1994




                                                                        Three Months Ended
                                                                            June 30
                                                                            -------
                                                           1995                                   1994
                                                           ----                                   ----
                                                               Percent of                             Percent of
                                                    Cost     total operating              Cost      total operating
                                                   per ASM      revenues                 per ASM       revenues
                                                   -------      --------                 -------       --------
Operating Expense Category:
Flight operations                                 7.6 cents       37.0%                 6.7 cents        31.3%
Maintenance                                       3.5 cents       17.1%                 3.8 cents        17.6%
Aircraft and traffic servicing                    2.6 cents       12.8%                 2.5 cents        11.7%
Promotion and sales                               3.5 cents       17.4%                 3.5 cents        16.3%
General and administrative                        1.1 cents        5.6%                 1.4 cents         6.6%
Depreciation and amortization                     0.9 cents        4.0%                 0.9 cents         4.0%
Total operating expenses                         19.2 cents       93.9%                18.8 cents        87.5%
Interest expense                                  0.3 cents        1.4%                 0.4 cents         1.7%

Mesa generated a 15.8 percent growth in revenues from $101.8 million during the three-month period ended June 30, 1994 to $117.9 million during the three-month period ended June 30, 1995. Expansion of the FloridaGulf Airlines division, which encompassed new routes obtained with the purchase of certain assets from the USAir Allegheny Commuter subsidiary operating hubs in Boston, Philadelphia and Baltimore, contributed to an increase in revenue over the same period in the prior year. Additional passengers from the Denver hub resulting from reduced service by Continental and Continental Express in Denver also contributed to the increased revenues.

Passengers carried during the quarter increased by 17.7 percent, while revenue increased by 15.8 percent as a result of a 1.2 percent decrease in the average ticket price from $73.12 to $72.26. This decrease was primarily caused by decreasing fares at the WestAir subsidiary from $72 to $61 for ticket sales with
respect to approximately 450,000 passengers.   In addition to competitive
conditions in local markets, ticket prices are affected by Mesa's allocation of fares set by its code-sharing partners.

Operating costs increased from 18.8 cents to 19.2 cents per ASM resulting in an increase of approximately $21.7 million in operating expenses for the current period over the same period in 1994. Management believes that the increase in operating expenses were primarily attributable to increases in flight operations expense from 6.7 cents per ASM to 7.6 cents per ASM due to de Havilland Dash 8 and Fokker 70 fleet integration costs all of which are being expensed as they are incurred along with an increase in lease expense resulting from expansion of the aircraft fleet. Some aircraft were not fully utilized during the period resulting in increased operating expenses without offsetting revenues.

Operating profits decreased from $12.7 million in the three-month period ended June 30, 1994 to $7.1 million in the three-month period ended June 30, 1995. This decrease is primarily caused by expensing integration costs of de Havilland Dash 8 and Fokker 70 aircraft.

Nine Months Ended June 30, 1994 Versus Nine Months Ended June 30, 1995



                                                                       Nine Months Ended
                                                                            June 30
                                                                            -------
                                                           1995                                   1994
                                                           ----                                   ----
                                                               Percent of                             Percent of
                                                    Cost     total operating              Cost      total operating
                                                   per ASM      revenues                 per ASM       revenues
                                                   -------      --------                 -------       --------
Operating Expense Category:
Flight operations                                 7.4 cents       37.8%                 6.7 cents        32.3%
Maintenance                                       3.4 cents       16.9%                 3.4 cents        16.2%
Aircraft and traffic servicing                    2.6 cents       13.4%                 2.4 cents        11.8%
Promotion and sales                               3.3 cents       17.1%                 3.3 cents        15.9%
General and administrative                        1.2 cents        5.9%                 1.4 cents         6.7%
Depreciation and amortization                     0.8 cents        4.2%                 0.8 cents         3.9%
Total operating expenses                         18.7 cents       95.3%                18.0 cents        86.8%
Interest expense                                  0.3 cents        1.4%                 0.4 cents         1.7%


Mesa generated 13.2 percent growth in revenues from $288 million during the nine-month period ended June 30, 1994 to $326.1 million during the nine-month period ended June 30,1995.

Passengers carried during the nine months ended June 30, 1995 increased approximately 19 percent relative to the nine months ended June 30, 1994, while revenues grew approximately 13.2 percent, reflecting a decrease in the average
ticket price from $75.19 to $71.70.   The primary cause of the decrease in
average ticket price was fare discounting in the Eastern region of the United States by USAir in response to competition from Continental Lite and Continental Express and in the Western region in response to increased competition between United Airlines Shuttle by United and Southwest Airlines, Inc. Additionally, extensive negative publicity regarding the safety of regional airlines following the crash of a USAir jet in September 1994 and crashes of two American Eagle turboprop aircraft in late 1994 caused a significant decline in the number of passengers carried. Extensive air fare discounting resulted in order to stimulate traffic which further contributed to the decline in average ticket price. Ticket prices were also affected by Mesa's allocation of the fares set by its code-sharing partners.

Operating expenses incurred for the nine months ended June 30, 1995 were 18.7 cents per ASM compared to 18.0 cents per ASM for the nine months ended June 30, 1994. An increase in flight operation expenses from 6.7 cents per ASM to 7.4 cents per ASM is the major component of the increase in operating expenses. The increase is primarily a result of the sale and leaseback of 17 1900D aircraft and de Havilland Dash 8 and Fokker 70 aircraft integration costs.

Operating income decreased from approximately $37.9 million in the nine-month period ended June 30, 1994 to approximately $15.2 million for the same period in 1995 due to decreased average fares and increased operating expenses.

Consolidated net earnings for the nine-month period ended June 30, 1995 decreased to $6.4 million from $21.8 million during the nine-month period ended June 30, 1994 as a result of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and marketable securities at June 30, 1995 were $72.6 million as
compared to $98.6 million at September 30, 1994.   This decrease is the result
of approximately $32 million in expenditures to United in conjunction with the acquisition of aircraft and the extension of its code-sharing agreement with the Mountain West division. In addition, deposits on aircraft of approximately $8.9 million were paid during the first nine months of the fiscal year. For the nine-month period ended June 30, 1995, net cash flows generated from operations was $14.5 million as compared to $21.5 million for the same period in 1994. This decrease is a direct result of the reduction in operating income based on factors discussed above.

As of June 30, 1995, Mesa had aggregate indebtedness of $91.4 million payable to various entities under promissory notes issued in connection with the purchase of aircraft and related equipment. The notes have maturities ranging up to 2006 with monthly installments of approximately $1.4 million. Mesa also has an $11 million line of credit with Norwest Bank New Mexico. No amounts were advanced against this line of credit at June 30, 1995.

As of June 30, 1995, Mesa had 39 Beechcraft 1900D aircraft on order. The purchase agreement between Beech and Mesa allows Mesa to trade in existing Beechcraft 1900C aircraft in an "as-is" condition for new 1900D aircraft. Mesa plans to complete this trade-in program and receive all 1900Ds under the current order before December, 1996. Beech Acceptance Corporation has agreed to finance the purchase or lease of each new aircraft. Mesa's WestAir division has 15 Embraer EMB-120 Brasilia aircraft on order. (See WESTAIR)

During the second and third quarter of 1995, Mesa Air Group, Inc. put into passenger service seven Dash 8-300 aircraft, which were obtained from United Air Lines in conjunction with extension of the code-sharing agreement between Mesa and United signed in December. As part of the extended code-share agreement, Mesa agreed to purchase six Dash 8-300 and four Dash 8-100 aircraft and to assume leases for one Dash 8-300 and one Dash 8-100. Mesa subsequently sold ten aircraft and assigned two aircraft to a third-party and are now leasing back the seven Dash 8-300s, which are being operated in the Mountain West division.

During March 1995, Mesa entered into an agreement with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft with deliveries beginning in February 1996 through March 1997. Based on current expectations, the monthly lease payments are anticipated to be approximately $72,000 per plane. Mesa will trade in seven Dash 8-300 and 13 Embraer Brasilia aircraft in exchange for the 25 Dash 8-200 aircraft. Bombardier will participate as needed to finance the new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft.

Mesa has significant lease obligations on existing aircraft operated by Mesa. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At June 30, 1995, 152 aircraft were leased by Mesa with remaining terms ranging up to 14 years. Future minimum lease payments due under all aircraft operating leases were approximately $624 million at June 30, 1995.

The FAA has issued a Notice of Proposed Rule making, which, if enacted, would require commuter airlines with aircraft with 30 passenger seats or less operating under FAR Part 135 rules to begin operating those aircraft under FAR
Part 121 regulations.  Mesa is unable to determine the expense to be incurred
in implementation of these changes until the final rules are issued.   The new
rules will apply to all commuter airlines and Mesa management anticipates the entire industry will attempt to recover such cost increases through increased fares, which could result in reduced load factors.

Mesa's fuel tax exemption expires September 30, 1995. If no additional legislation is passed to extend the exemptions, the total impact on Mesa would be an additional fuel cost of approximately $3 million. The company would attempt to recover these additional costs through increased fares, which could result in reduced load factors.

INVESTMENT IN COMMUNITY EXPRESS

In July, 1995 Mesa entered into an investment agreement with Community Express Airlines, Limited (CEAL). CEAL is a start-up commuter airline in the United Kingdom with headquarters in Birmingham, England. Mesa has received 49.9% of the outstanding voting common stock of CEAL in exchange for an investment of approximately $680,000. Mesa has also invested approximately $640,000 in exchange for 100% of the outstanding preference shares of CEAL. The preference shares carry a 20% per annum preferential return. Other shareholders have invested approximately $680,000 in exchange for 50.01% of the outstanding voting common stock of CEAL. Under terms of the investment agreement, CEAL will sub-lease two Shorts 360-300 aircraft from Mesa for a ten year term at a market lease rates plus maintenance reserve payments. Mesa has also agreed to supply a spare parts package to support the two Shorts 360-300 aircraft to CEAL at fair market value.

CEAL operations are expected to commence on October 2, 1995 with initial service from Birmingham to London Gatwick airport. In addition, operations are expected to commence from the London City airport shortly thereafter.

UNION ACTIVITY

The flight attendants of the Mountain West operating division of Mesa voted to join AFA (Association of Flight Attendants) during April 1995. The pilots of the Mountain West operating division are presently in contract negotiations with ALPA. On June 13, 1995 the pilots of the FloridaGulf Airlines division voted to join ALPA. The WestAir pilot contract is amendable. (See WESTAIR)

WESTAIR

Increased competition on the West Coast between the Shuttle by United and Southwest Airlines, Inc. has resulted in lower airfares and decreased passenger traffic during the first six months of the fiscal year at Mesa's WestAir subsidiary. Many routes operated by WestAir have been unprofitable as a result of this increased competition from jet carriers.

In response to these competitive changes in WestAir's markets, WestAir management made significant operational changes in the third quarter of the 1995 fiscal year which were considered necessary to attain profitable operations and generate positive operating cash flow. Operational changes included abandonment of certain unprofitable markets, conversion of certain markets to a fee per departure, reduction of WestAir's fleet, reduction of overhead expenses and renegotiation of aircraft leases. These changes have resulted in returning WestAir to profitability in the third quarter and generating sufficient cash flow to meet WestAir's obligations.

Mesa currently provides WestAir with an advance of up to 85% of qualifying accounts receivable based primarily upon airline ticket stock with the outstanding balance payable at the end of each calendar month to meet its operating needs. The remaining balance of 15% is held by Mesa for 90 days to secure itself against non-payment or rejection of accounts receivable by the Airline Clearing House or other parties. This loan replaced a $4,000,000 line of credit from a bank which expired on April 30, 1995 and bears interest at Prime plus 1/2% .

Work rules under the amendable WestAir Airline Pilots Association contract
(ALPA) are being renegotiated to provide for a reduction in the number of crews per plane from four to three and one quarter crews per plane. Such targeted work rules would be comparable to present work rules in other unionized Mesa divisions. Although it is possible that a strike may result before the issues are resolved, Mesa and WestAir management believe it preferable to avoid a strike. However, both Mesa and WestAir management are prepared to deal with the consequences of a strike or a lockout if necessary.

On June 30, 1995 WestAir and Jet Acceptance Corporation entered into an agreement to reduce monthly lease rates for the entire fleet of 21 Jetstream 31 aircraft to economically feasible rates with terms beginning in April 1995 and expiring from December 31, 1998 to June 30, 2004 and to sub-sublease the aircraft to other parties. In exchange for this Agreement, WestAir agreed to waive all early aircraft lease termination rights and not create any lien or encumbrance over present or future assets or revenues other than for working capital and purchase money security interests. Mesa, or in lieu of Mesa, a third-party financial institution is required to provide a secured line of credit to WestAir to support WestAir's accounts receivable until WestAir is able to demonstrate that it can meet its obligations for a 12-month period.

WestAir has an outstanding order with Embraer Aircraft Corporation for fifteen new Embraer Brasilia aircraft to be delivered at the rate of approximately four per year through 1998. Embraer has been informed that Mesa has no obligation to and is unwilling to guarantee WestAir's obligations under the order, and that WestAir management believes its fleet cannot absorb additional aircraft because of competitive factors in its operating environment. Embraer and WestAir are presently discussing ways to resolve these issues. Embraer has agreed to defer three of the four scheduled 1995 deliveries and all of the 1996 deliveries until 1997, assist with or provide financing for the 1995 delivery, consider assuming the obligation for one used WestAir Brasilia aircraft in 1995 and to continue to negotiate a resolution for the remaining aircraft on order. If WestAir is forced to take delivery of and make payments on the remaining Brasilia aircraft on order, it could have a material adverse affect on the operations of WestAir.


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings

                 The contents of Item 3. Legal Proceedings from the Form 10-K filed for the fiscal year ended September 30, 1994 as modified in Form 10-Q filed for the quarter ended December 31, 1994 has been incorporated by reference.

  Item 2.        Change in Securities

                 None

  Item 3.        Defaults Upon Senior Securities

                 None

  Item 4.        Submission of Matters to a Vote of Security Holders

                 None

  Item 5.        Other Information

                 None



 Item 6.         Exhibits and Reports on Form 8-K

                 Form 8-K filed June 16, 1995 and Form 8-K filed April 5, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mesa Air Group, Inc.
                                          Registrant


Date: 8/12/95                             /s/ W. Stephen Jackson
                                          --------------------------------------
                                          W. Stephen Jackson
                                          Chief Financial Officer, Treasurer and
                                          Vice President of Finance
                                          (Principal Accounting Officer)