Form 10-Q/A
period 1995-03-31
MESA AIR GROUP INC
filed 1995-11-01
CIK 810332

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

                             MESA AIR GROUP,  INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Mexico                                           85-0302351
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


2325 East 30th Street, Farmington, New Mexico                    87401
---------------------------------------------                 ----------
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:          (505) 327-0271
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

                                                       Mesa Air Group, Inc.
                                                       Registrant



Date:  11/1/95                          /s/ W. Stephen Jackson
                                        --------------------------------------
                                        W. Stephen Jackson
                                        Chief Financial Officer, Treasurer and
                                        Vice President of Finance
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX
                                MESA AIR GROUP
                         COMMISSION FILE NO. 0-15495
                                 FORM 10-Q/A
                     FOR THE QUARTER ENDED MARCH 31, 1995



NO.                    DESCRIPTION
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