Form 10-K
period 1995-09-30
MESA AIR GROUP INC
filed 1995-12-15
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995                     Commission File
                                                                  Number 0-15495

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

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 1995:

                    Common Stock, no par value: $301,206,672

On December 1, 1995, the Registrant had outstanding 33,467,408 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                    Form 10-K Reference

Proxy Statement for Annual Meeting of Shareholders
  scheduled in March 1996                                Part III, Items 11, 12

                                     PART I

Item 1.  Business

GENERAL

Mesa Air Group, Inc. (collectively referred to herein as "Mesa" ) and its divisions and subsidiaries is a group of six regional airlines and other related companies operating in various regions across the United States.

Mesa's business strategy is to achieve sustained, profitable growth by utilizing its low cost structure and focused operating strategies to service routes not generally served by major air carriers. Mesa implements its strategy by carefully evaluating market demand on the routes it serves and utilizes its fleet of jetprop and jet aircraft to meet that demand. In addition, Mesa is able to expand the markets it serves under existing code-sharing agreements with certain of the major air carriers to benefit from the name recognition, reservation systems and marketing and promotional efforts of these carriers. Mesa also controls operating expenses by utilizing a fleet of new and efficient aircraft, performing most maintenance and overhaul work at its own facilities. Mesa maximizes revenue by managing its fares and flight schedules to maximize yields and by developing new markets.

During fiscal year 1995, Mesa introduced seven de Havilland DHC-8-300 aircraft with 50 passenger seats into its fleet, which it plans to operate until integration of DHC-8-200 aircraft with 37 passenger seats in 1996 and 1997. Mesa also introduced two Fokker 70 aircraft with 78 passenger seats into scheduled service during fiscal year 1995. Although the Company attempts to use 19-, 30- and 37-passenger seat aircraft in all of its markets, operation of larger aircraft is required for "long-haul" routes not generally served by major airlines. Management is presently reviewing the utilization of larger aircraft to determine whether such utilization will continue to meet its low-cost business strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

Mesa maintains five regional jetprop airline operations utilizing low-cost high-frequency "hub-and-spoke" route systems and one regional jet aircraft operation. The Mountain West division operates Mesa Airlines independently from any code-sharing agreement with a major carrier from a hub airport at Albuquerque, New Mexico. This division began operations in 1980 and now carries local and connecting passengers to and from 11 cities in the region.

Mesa operates as "United Express" in the Rocky Mountain and Western regions of the United States pursuant to code-sharing agreements with United Airlines, Inc. ("United"). In the Rocky Mountain region, the Mountain West division serves 37 cities out of Denver, Colorado and has the exclusive right to expand service to eight new cities out of Denver pursuant to a code-sharing agreement which expires in 2005. The Mountain West division also serves 12 cities out of Los Angeles, California and out of a hub in Seattle, Washington. The West Coast region is served by WestAir Commuter Airlines, Inc., a wholly owned subsidiary of WestAir Holding, Inc. ("WestAir"), a regional carrier acquired by Mesa in May 1992. WestAir serves 31 cities out of four hubs in California, Oregon and Washington pursuant to a separate code-sharing agreement with United which expires in 1998.

Mesa operates as "USAir Express" in the Midwest, Northeast, Southeast and Central regions of the United States pursuant to code- sharing agreements with USAir, Inc. ("USAir"). The Midwest region is served by Air Midwest, Inc., ("Air Midwest"), a regional carrier acquired by Mesa in July 1991. Air Midwest serves 15 cities out of a USAir hub airport at Kansas City, Missouri. Mesa serves 57 cities in the Northeast and Southeast regions of the United States through its FloridaGulf Airlines division ("FloridaGulf").

FloridaGulf began operations in Florida in December 1991 and later expanded operations to the Northeast out of a Boston hub. In February 1994, Mesa acquired certain rights and assets of Crown Airways, Inc., and established a new division, Liberty Express, to service the Central region of the United States. Liberty Express currently serves 15 cities out of a hub in Pittsburgh, Pennsylvania.

Mesa's Mountain West and Desert Sun divisions operate in the Southwest and Midwest regions of the United States as "America West Express" pursuant to a code-sharing agreement with America West Airlines, Inc. ("America West") which expires in 2004. Currently the Mountain West division serves 16 cities with a hub in Phoenix, Arizona. In June 1995, Desert Sun Airlines, a new division of Mesa, began jet service to four cities as America West Express.

In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with virtually all other carriers. Mesa has contracts with the U.S. Postal Service for hauling mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service. Mesa also owns and operates San Juan Pilot Training, Inc., providing flight training as "Mesa Air Pilot Development" in coordination with San Juan College in Farmington, New Mexico. In April 1992 Mesa acquired Four Corners Aviation, Inc., a fixed based operator located in Farmington, New Mexico. Another subsidiary, Regional Aircraft Services, Inc., performs component overhaul and repairs at a facility in Fresno, California. Desert Turbine Services, based in Farmington, New Mexico, provides power plant and component repair, maintenance and overhaul services for Mesa's airline divisions and subsidiaries.

CODE-SHARING

Approximately 95 percent of Mesa's consolidated revenues are derived from operations associated with code-sharing agreements with United Airlines, USAir and America West Airlines. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners and to provide coordinated schedules, joint advertising and through fares. In addition, Mesa participates in the respective partners' frequent flyer programs. Mesa's passengers receive mileage credits in the respective frequent flyer programs, and credits in those programs can be used on Mesa's flights.

Mesa has three separate code-sharing agreements with USAir and two separate code-sharing agreements with United. Although the terms of each of the code-sharing agreements with a particular code-sharing partner are quite similar, each agreement relates to a separate division and has a different expiration date. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other code-sharing agreement with the same code-sharing partner.

The code-sharing agreements provide for terms of five to 10 years with respect to United and nine to 10 years with respect to USAir and America West. Although the provisions of the agreements vary, generally they are subject to cancellation should Mesa fail to meet certain operating and performance standards, the breach of other contractual terms and conditions, and, in the case of the USAir code-sharing agreements, upon six months' notice by either party. In connection with the extension of its code-sharing agreement with United (serviced by Mountain West) until 2005, Mesa agreed not to enter into any new code-sharing agreement relating to services to and from Denver, Chicago, Dulles, Los

Angeles, Portland, San Francisco, or Seattle. Other than the code-sharing agreement with United, which restricts United from competing with Mesa in certain markets by aircraft with less than 101 seats of capacity, the code-sharing agreements do not prohibit the major carrier from serving routes served by Mesa. A termination of any of Mesa's code-sharing agreements with United, America West or USAir would have a material adverse effect on Mesa's business.

THE MARKET

Mesa has grown primarily through acquisitions and entering new markets. In addition, Mesa has grown by entering into code-sharing agreements with major carriers. These agreements provide a competitive edge in the major carriers' hubs when competing with other regional airlines. To a large extent, the factors which made the growth possible were the same which have led to the overall growth of the domestic regional airline industry. Increases in operating expenses and the Airline Deregulation Act of 1978 have combined to cause many major airlines to reduce or eliminate the less profitable short-haul routes to and from smaller cities. The Deregulation Act allows airlines greater flexibility in adjusting their route structures and has opened up niche markets for service by short-haul commuter carriers such as Mesa.

The niche markets served by Mesa contain both business and vacation travelers who are primarily interested in traveling between outlying and regional cities for connection to larger air carriers. In addition, Mesa provides local service among the cities in the regions it serves as an economical alternative to ground transportation. Passengers in these markets seek convenient and frequent scheduling, standard customer services, and arrangements with larger carriers including joint or through fares and frequent flyer programs.

Mesa intends to continue considering other opportunities for growth through new markets, code-sharing, acquisition or a combination thereof.

BUSINESS STRATEGY

Mesa's business strategy is to operate a competitive and profitable, low-cost, quality-service airline. Mesa implements the strategy by various means. First, Mesa sizes its aircraft to market demand on each route it serves by operating fuel efficient jetprop aircraft. During fiscal year 1995, Mesa entered the jet aircraft market. Mesa utilizes the same business strategy to service these additional routes. By using aircraft well-suited to its markets, Mesa enjoys scheduling flexibility which contributes to profitable load factors, high aircraft utilization and the ability to respond to competition and other factors affecting its markets. This strategy allows Mesa to stimulate demand within these markets by providing an economical alternative to ground transportation, particularly in markets without existing air service. Cost is one factor in competing with surface transportation, but frequency and convenience of flights and reliability of customer service may be of equal or greater importance. Second, Mesa attempts to manage operating expenses by operating a relatively new fleet, controlling overhead costs, and performing most maintenance at its own facilities. Third, Mesa attempts to manage its flight schedule and fares to maximize yields and to accommodate business and leisure travelers through automated yield management and control system. During the week, Mesa schedules conveniently timed and frequent flights at regular fares for the business traveler, and on weekends offers reduced service with more seats available for lower fares to attract vacation and other non-business travelers. Fourth, Mesa uses its code-share agreements to enhance its competitive position in the market. As a result of these arrangements, Mesa benefits from passengers seeking to fly on United, USAir, and America West between locations outside of Mesa's regions and cities within Mesa's route system and also benefits from the opportunity to market its services through such carriers.

During fiscal year 1995, Mesa acquired 12 aircraft from United of which Mesa introduced seven DHC-8-300 aircraft with 50 passenger seats into its fleet and sold five DHC-3-100 aircraft with 37 passenger seats to Bombardier Regional Aircraft Division ("Bombardier") pursuant to an aircraft purchase agreement for 25 DHC-8-200 aircraft to be delivered in fiscal year 1996 and 1997. The purchase agreement further provides that Mesa will trade in the seven DHC-8-300 currently used in operations as well as 13 Embraer Brasilia aircraft pursuant to the Bombardier aircraft purchase commitment for the 25 DHC-8-200 aircraft. As of September 30, 1995, nine Embraer Brasilia aircraft had been delivered to Bombardier.

In addition, Mesa entered the jet aircraft market through operation of two Fokker 70 jet aircraft which began scheduled service in June and July of 1995. Mesa can return the aircraft to Fokker at any time between 12 and 18 months after delivery. Mesa's jet business strategy will remain consistent with its jetprop service which entails utilizing aircraft through a low-cost structure on routes not generally served by major air carriers. Management is presently reviewing the utilization of Fokker 70 jet aircraft to assure that such utilization continues to meet its low-cost strategy. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

AIRLINE OPERATIONS

Mesa maintains six regional operations. These divisions and subsidiaries use common strategies and methods, all of which are directed and coordinated by the management of Mesa.

MOUNTAIN WEST -- This division is comprised of Mesa Airlines, United Express and America West Express.

         Mesa Airlines: Currently, Mesa Airlines is operated by the Mountain West Airlines division of Mesa and serves 11 cities in the Southwest and Rocky Mountain regions from a hub at Albuquerque, New Mexico. This division operates six aircraft with 19 passenger seats independently without any code-sharing relationship with a major carrier.

         United Express: In 1990, Mesa acquired certain rights and assets of Aspen Airways, Inc., United's former code-sharing partner in the Rocky Mountain region. Mesa presently serves 37 cities out of Denver, Colorado as "United Express" under a code-sharing agreement with United. On May 1, 1992, Mountain West-United Express began operations in Southern California. This division now serves 12 cities in California and Arizona with a hub at Los Angeles. During 1995, Mountain West expanded into the Pacific Northwest as United Express serving eight cities utilizing hubs in Portland and Seattle. A total of 30 aircraft with 19 passenger seats, seven aircraft with 30 passenger seats and seven aircraft with 50 passenger seats are in service in the Mountain West-United Express division.

         In October 1994, Mesa entered into an agreement with United expanding its relationship with that major carrier through acquisition of 12 de Havilland DHC-8 aircraft, extension of its code-sharing agreement until February 2005, and through expansion of its markets by obtaining the exclusive right to serve as a United Express carrier in eight additional markets in outlying cities from Denver. Mesa had accepted delivery of all 12 of the de Havilland DHC-8 aircraft on or before April 15, 1995. The additional market share of United at the Denver airport resulting from the reduction of service by Continental Airlines, Inc. facilitates use of larger aircraft to transport additional passengers to outlying cities. Mesa is utilizing seven of the de Havilland DHC-8 aircraft with 50 passenger seats to service this expanded market share and to provide service to new markets not previously served by Mesa. The seven 50-passenger aircraft were fully deployed into operations by the third quarter of fiscal 1995 and will be utilized until such aircraft are traded in to Bombardier for DHC-8-200 aircraft with 37 passenger seats beginning in early 1996. Mesa sold the five de Havilland DHC-8-100 aircraft with 37 passenger seats to Bombardier Regional Aircraft Division under a new aircraft purchase agreement. Mesa's use of the United Express name and its code-sharing agreement are especially important since United is the largest major carrier in terms of passengers carried at Denver International Airport and Los Angeles International Airport. Management believes that Mesa's affiliation with United substantially improves its ability to compete for passengers on routes in the Rocky Mountain and Southern California regions.

         America West Express: In September 1992, Mesa entered into a code-sharing agreement with America West allowing it to operate as "America West Express." This operation now serves 16 cities out of Phoenix, Arizona. Although most of the cities presently served by America West Express out of Phoenix, Arizona were previously independently served by Mesa Airlines, the code-sharing relationship with America West has allowed Mesa to increase the number of flights to certain cities, improve load factors on routes previously served by Mesa, and expand service to three additional cities. During 1994, Mesa's division, Skyway Airlines operating as a Midwest Express carrier was converted to an America West Express operation out of Columbus, Ohio upon expiration of the Midwest Express code-sharing agreement in March 1994. This division was renamed Superior Airlines and was subsequently combined with the Mountain West division. In May 1995, America West Express, providing service out of Columbus, Ohio was discontinued, and those aircraft were deployed to the Pacific Northwest to provide service as United Express out of the Mountain West division. Nine 19-passenger aircraft and three 30- passenger aircraft are utilized in the America West Express-Mountain West division.

         In August 1994, Mesa entered into a partnership agreement in which an investment was made to participate in the consummation of America West Airline's Plan of Reorganization. In conjunction with this investment, the code-sharing agreement with America West Airlines was extended through the year 2004.

DESERT SUN -- America West Express: In June and July of 1995, Mesa accepted delivery of two Fokker 70 aircraft with 78 passenger seats. A new division was created called Desert Sun Airlines which provides service to four cities as America West Express under the aforementioned code-sharing agreement. This agreement was amended in October 1994 to extend the scope of the agreement to include jet equipment of 100 seats or less and expires in 2004.

WESTAIR -- United Express: The WestAir subsidiary operates under the name "United Express" pursuant to a code-sharing agreement with United executed in 1992 which expires in 1998. WestAir serves 31 cities in California, Nevada, Washington and Oregon utilizing hubs in Los Angeles, San Francisco, Seattle and Portland. WestAir's fleet consists of 21 aircraft with 19-passenger seats and 16 aircraft with 30 passenger seats. WestAir's code-sharing agreement with United is especially important because of United's strong market position on the West Coast.

FLORIDAGULF -- USAir Express: In December 1991, FloridaGulf began operations to eight communities in the Southeast region as "USAir Express" using three aircraft under a code-sharing agreement with USAir. FloridaGulf now serves 57 cities utilizing a fleet of 48 aircraft in several states. FloridaGulf's principal hubs are in Orlando, Tampa, New Orleans, Boston and Philadelphia. FloridaGulf operates 40 aircraft with

19 passenger seats and eight aircraft with 30 passenger seats under a code-sharing agreement which expires in 2004.

AIR MIDWEST -- USAir Express: In July 1991, Mesa acquired Air Midwest, Inc., a regional airline serving portions of the lower Midwest region of the United States under a code-sharing agreement with USAir, with its hub in Kansas City, Missouri. Air Midwest, operating as a subsidiary of Mesa, serves 15 cities as "USAir Express" with a fleet of 12 aircraft with 19 passenger seats under a code-sharing agreement which expires in 2000.

LIBERTY EXPRESS -- USAir Express: During February 1994, Mesa acquired certain assets of Crown Airways, Inc., a USAir code-sharing partner operating out of a hub in Pittsburgh, Pennsylvania. Mesa established a new division, Liberty Express, and serves 15 cities out of Pittsburgh as "USAir Express" with a fleet of 14 aircraft with 19 passenger seats under a code-sharing agreement which expires in 2003.

MARKETING

Under Mesa's code-sharing agreements, United, USAir, and America West (the major partners) coordinate advertising and public relations within their respective regions. In addition, Mesa benefits from the major partners' advertising programs in regions outside those served by Mesa, with the major partners' customers becoming customers of Mesa as a result of through fares. Under these code-sharing arrangements, Mesa's passengers also benefit from through-fare ticketing with the major partners and greater accessibility to Mesa's flights on computer reservation systems and in the Official Airline Guide.

Mesa's services are promoted through listings in computer reservation systems and the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Mesa participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. Mesa leases from SABRE a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. This service is provided to each of Mesa's operations through their respective code-sharing agreements. Mesa also pays booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems. Mesa believes that it has good relationships with the travel agents handling its passengers.

FARES

Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa derives its passenger revenues from a combination of local fares, through fares and joint fares. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Local fares are also frequently used by passengers connecting with other carriers. A through fare is a fare offered to passengers by either United, USAir or America West which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through fares are prorated in accordance with standards specified in the various code-share agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint fare arrangements with major carriers as an additional means of deriving passengers connecting through its hub cities.

COMPETITION

The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agents' commissions and the automation of travel agents' reservation systems. Further, because of the Deregulation Act, airlines are currently free to set prices and establish existing routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service. See Essential Air Service Program.

Mesa believes that the Deregulation Act facilitated Mesa's entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Deregulation Act, however, makes possible the entry of other competitors which have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in Mesa's markets.

As discussed earlier, Mesa believes its code-sharing agreements provide a significant competitive advantage in hub airports where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering a superior service makes it very difficult for other regional airlines to compete at such hubs. In addition to the enhanced competitive edge offered by the code-sharing agreements, Mesa competes with other airlines through offering frequent flights, flexible schedules, adjustable fares, low operating cost aircraft, and high on-time flight completion.

In 1994, entry into the Florida market of several new low-fare jet carriers with flights to and from Florida cities, which directly competed with USAir Express, decreased passenger yields for FloridaGulf. In addition, Continental Express, a division of Continental Airlines, Inc., introduced jetprop service to and from New Orleans and cities in Florida in direct competition with the service provided by FloridaGulf. The increase in indirect competition from jet service and direct competition from jetprop service forced FloridaGulf to significantly decrease fares in certain markets adversely affecting financial results in 1994. During February 1995, Continental Lite jet service was abandoned by Continental Airlines, Inc., resulting in significant rescheduling of the directly competitive Continental Express service in the FloridaGulf markets and a positive change in the competitive environment at the FloridaGulf division. This change resulted in positive financial results for FloridaGulf beginning in February 1995.

Increased competition on the West Coast between the Shuttle by United and Southwest Airlines, Inc. resulted in lower airfares and decreased passenger traffic during the first six months of the fiscal year at Mesa's WestAir subsidiary. Many routes operated by WestAir had become unprofitable as a result of this increased competition from jet carriers. In response to these competitive changes in WestAir's markets, WestAir management made significant operational changes in the third quarter of the 1995 fiscal year which were considered necessary to attain profitable operations and generate positive operating cash flow. Operational changes included abandonment of certain unprofitable markets, conversion of certain markets to a fee-per-departure, reduction of WestAir's fleet, reduction of overhead expenses and renegotiation of aircraft leases. These changes resulted in returning WestAir to profitability and generating sufficient cash flow to meet WestAir's obligations.

FUEL

During its operating history, Mesa has experienced few problems with the availability of fuel, and it believes that it will be able to obtain fuel sufficient to meet its existing and anticipated future requirements at competitive prices. In prior years such events as the Persian Gulf war which resulted in a dramatic impact on fuel prices have highlighted the volatility of this important cost component. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply.

The fuel tax exemption expired September 30, 1995. If no additional legislation is passed to extend the exemptions, the total impact on Mesa would be an additional fuel cost during fiscal 1996 of approximately $3 million based on estimated fuel consumption. The company would attempt to recover these additional costs through increased fares, which could result in reduced load factors. The company is currently accruing the fuel tax expense in the event no legislation is passed to extend the fuel tax exemption.

MAINTENANCE OF AIRCRAFT AND TRAINING

All mechanics and avionics specialists employed by Mesa have the appropriate training and experience and hold the required licenses issued by the FAA. Using its own personnel and facilities, Mesa maintains its aircraft on a daily, weekly and "as-needed" basis. Mesa emphasizes preventive maintenance and checks its aircraft engines and airframes as required. Mesa has also developed an inventory of spare parts specific to the aircraft it flies and has instituted a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

Mesa provides periodic in-house and outside training for its maintenance and flight personnel and also takes advantage of factory training programs that are offered when acquiring new aircraft.

With the introduction of Fokker 70 jet aircraft and de Havilland DHC-8-300 aircraft, Mesa provided training for pilots pursuant to FAR Part 121. As a result, Mesa incurred significant costs during 1995 to provide pilot training and manuals (flight and maintenance) pursuant to FAR Part 121.

INSURANCE

Mesa carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation.

EMPLOYEES

Mesa currently has approximately 3,900 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. In the past Mesa has had no difficulty attracting qualified personnel to meet its requirements.

Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. Currently, pilot turnover is not a major problem for Mesa. Mesa has been able to hire and train sufficient numbers of new pilots to maintain the growth in its operations. No assurance can be given, however, that pilot turnover will not become a major problem in the future, particularly if major carriers expand. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth even if pilot turnover does not become a major problem for Mesa.

As of December 1, 1995, Mountain West, FloridaGulf and Liberty Express pilots had voted to join Air Line Pilots Association (ALPA). Mesa is currently negotiating a definitive contract with Mountain West pilots and is in federal mediation. Negotiations with FloridaGulf and Liberty Express pilots have not begun. WestAir and Air Midwest pilots are also represented by ALPA, and WestAir pilots are currently in federal mediation regarding their contract negotiations. See Item 3, Legal Proceedings. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and WestAir flight attendants are represented by the Association of Flight Attendants (AFA). During the current year, Mountain West flight attendants voted to join AFA and are in contract negotiations. No Mesa Air Group divisions or subsidiaries are parties to any other collective bargaining agreement or union contracts.

ESSENTIAL AIR SERVICE PROGRAM

The Deregulation Act allows airlines freedom to introduce, increase, and generally reduce or eliminate service to existing markets. Under the Essential Air Service Program, which is administered by the U.S. Department of Transportation ("DOT"), certain communities that received scheduled air service prior to the passage of the Deregulation Act are guaranteed specified levels of "essential air service." The DOT may authorize federal subsidies to compensate a carrier for providing essential air service in otherwise unprofitable or minimally profitable markets.

Mesa serves several subsidized Essential Air Service communities in several of its divisions. Mesa also serves a number of unsubsidized Essential Air Service communities. The Essential Air Service subsidy orders are normally issued for a period of one or two years. Mesa received $5.4 million, $5.5 million, and $5.8 million in subsidy payments in fiscal 1995, 1994 and 1993, respectively. This represented 1.2 percent, 1.4 percent, and 1.6 percent of operating revenues in 1995, 1994 and 1993, respectively.

An airline providing essential air services is required to give the DOT ninety days' advance notice before it may terminate or reduce service. The DOT may require the continuation of existing service until a replacement carrier is found, but in that event it must compensate the carrier for actual losses sustained in continuing to serve the community during this period.

The Company has been notified that the Department of Transportation intends to reduce subsidies. Mesa estimates the subsidies will be reduced by approximately 40 percent for fiscal year 1996. Although Mesa cannot predict the exact effect of the reduction of its subsidies, Mesa believes it could redeploy its aircraft from these markets to other profitable markets so that reduction or termination of the subsidies would not have a material adverse effect on Mesa's operations.

REGULATION

As an interstate air carrier, Mesa is subject to the economic jurisdiction of and regulation by the DOT, which became responsible for most of the continuing functions of the Civil Aeronautics Board on January 1, 1985, and the FAA under the Federal Aviation Act of 1958, as amended (the "1958 Act"). Although regulation of the airline industry has been considerably diminished by the Deregulation Act, the DOT continues to exercise certain economic regulatory jurisdiction over airlines. In October 1990, Mesa became a certificated air carrier under Section 401 of the 1958 Act. Previously, Mesa operated under an exemption from the certificate requirement. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of the air carrier economic regulations under the 1958 Act, including the assessment of civil penalties, and to seek criminal sanctions.

Mesa is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulation, the FAA requires airlines to obtain an operating certificate which is subject to suspension or revocation for cause, and provides for regular inspections.

The FAA intends to enact rules which would require commuter airlines with aircraft with 30 passenger seats or less operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Mesa is unable to determine the expense to be incurred in implementation of these changes until the rules are issued. The new rules will apply to all commuter airlines and Mesa management anticipates the entire industry will attempt to recover such cost increases through increased fares, which could result in reduced load factors. Mesa does not anticipate the enactment of these rules to have an adverse effect on Mesa's financial position.

Mesa is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities and to the jurisdiction of the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations including noise abatement and curfews.

Item 2. Properties

Mesa's primary property consists of aircraft used in the operation of the business. The following table lists the aircraft operated by Mesa as of September 30, 1995:

                                             Number of Aircraft
                                   -------------------------------
                                                                  Passenger
         Type of Aircraft             Owned     Leased    Total   Capacity
       ----------------------------------------------------------------------
         Beechcraft 1900                23        90       113       19
         Embraer Brasilia                3        31        34       30
         BAe Jetstream 31                         21        21       19
         Dash 8-300                                7         7       50
         Fokker 70                                 2         2       78
                                   -------------------------------
         Total                          26       151       177
                                   -------------------------------

See Management's Discussion and Analysis - Liquidity and Capital Resources regarding aircraft commitments.

The following table lists aircraft operated by division as of September 30, 1995:

                                                         Aircraft by Division
                    -------------------------------------------------------------------------------------------
                        Mountain      Desert                                    Air       Liberty
                          West         Sun        WestAir    FloridaGulf      Midwest     Express       Total
                    -------------------------------------------------------------------------------------------
Beech 1900                 47                                       40           12           14         113

Embraer Brasilia           10                        16              8                                    34

BAe Jetstream 31                                     21                                                   21

Dash 8-300                  7                                                                              7

Fokker 70                                2                                                                 2
                    -------------------------------------------------------------------------------------------
Total                      64            2           37             48           12           14         177

In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

     Type                     Location                      Ownership            Approximate Size
     ----                     --------                      ---------            ----------------
     Office                   Farmington, NM                Owned                 18,000  sq. ft.
     Training/Dorm            Farmington, NM                Owned                 16,000  sq. ft.
     Hangar                   Farmington, NM                Owned                 30,000  sq. ft.
     Engine Shop              Farmington, NM                Owned                  6,000  sq. ft.
     Hangar                   Fresno, CA                    Leased                50,000  sq. ft.
     Offices                  Fresno, CA                    Leased                20,000  sq. ft.
     Warehouse/Office         Fresno, CA                    Leased                21,750  sq. ft.
     Hangar                   Eugene, OR                    Owned                  7,200  sq. ft.
     Hangar/Office            Reno, NV                      Leased                16,200  sq. ft.
     Hangar/Office            Wichita, KS                   Leased                30,000  sq. ft.
     Office                   Milwaukee, WI                 Owned                  5,000  sq. ft.
     Hangar/Office            Jacksonville, FL              Owned                 30,256  sq. ft.
     Hangar                   Jamestown, NY                 Leased                30,000  sq. ft.
     Hangar/Office            Dubois, PA                    Leased                23,000  sq. ft.
     Hangar                   Reading, PA                   Owned                 56,250  sq. ft.
     Hangar/Office            Grand Junction, NM            Owned                 32,768  sq. ft.
     Hangar/Office            Yakima, WA                    Leased                14,500  sq. ft.
     Hangar/Office            Bullhead City, AZ             Leased                12,852  sq. ft.
     Office                   Phoenix, AZ                   Leased                 3,570  sq. ft.

In addition, Mesa, as the lessee, leases space at each of the airports in which it operates to accommodate its operations. These leases are generally month-to-month or relatively short-term leases. Mesa, as the lessor, also leases commercial real estate of approximately 17,200 square feet in Farmington, New Mexico to unrelated entities.

Item 3.  Legal Proceedings

WestAir Commuter Airlines, Inc. and the Airline Pilot's Association International (ALPA) are engaged in alleged unlawful misconduct litigation against each other. Each party seeks injunctive relief and monetary damages. Discovery is still in early stages; therefore, the relative strengths and weaknesses of the litigation is not sufficient to project the ultimate outcome.

During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. These complaints have been consolidated by court order, and a consolidated complaint has been filed alleging that during various periods the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth, its ability to maintain expansion plans and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial

(including rescission and/or money damages as appropriate), disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. During October 1995, the court granted class certification in the action.

In a related case, in September 1994, a shareholder derivative suit was filed in the United States District Court for the District of New Mexico, purportedly on behalf of Mesa. The complaint charges certain present and former officers and directors with violation of fiduciary duties in causing or permitting the exposure of Mesa the class action litigation described above and in selling Mesa stock based on inside information. The complaint seeks recovery for damages allegedly suffered by virtue of the alleged conduct, including any settlement or judgment in the class action, annulment of any indemnification agreements between the Company and its officers and directors, disgorgement to Mesa of any profits received on stock sales, and attorneys' fees.

Discovery has not sufficiently progressed to a point enabling Mesa to make any assessment as to liability, damages or prospect of settlement in either the consolidated class action or the derivative litigation. Mesa and the corporate officers and directors deny the allegations made against them and intend to defend the lawsuits vigorously.

Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

In the belief of management, based upon information known at this time, the ultimate outcome of these proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                          MARKET PRICE OF COMMON STOCK

Presented below are the high and low sales prices of the common stock of Mesa Air Group, Inc. on the National Market System under the NASDAQ symbol MESA.

         =================================================================
                                  FISCAL 1995              FISCAL 1994
         -----------------------------------------------------------------
         Quarter               HIGH         LOW         High         Low
         -----------------------------------------------------------------
         First                $ 9.50       $6.00       $22.25       $15.25
         Second                 9.50        5.75        23.00        15.75
         Third                  9.75        4.88        20.25         7.50
         Fourth                12.00        9.00        11.00         6.38

On December 1, 1995, Mesa had 1,574 shareholders of record. Mesa has never paid cash dividends and does not intend to pay cash dividends in the near future.

     Item 6. Selected Financial Data

SELECTED FINANCIAL DATA AND OPERATING STATISTICS
================================================================================
In thousands of dollars, except per share and average fare amounts and otherwise indicated

                                                                          Years ended September 30
                                                                          ------------------------
                                               1995              1994               1993              1992              1991
                                           -----------------------------------------------------------------------------------------
Operating revenues                         $  454,538        $  396,134         $  353,640        $  316,615        $  316,849
Operating expenses                            424,966           347,760            311,730           291,053           320,001
Operating income (loss)                        29,572            48,374             41,910            25,562            (3,152)
Other income (expense)                           (156)            3,534              3,797             1,365            19,011
Interest expense                                6,395             7,916              5,366             4,472             4,506
Earnings before income taxes and
   extraordinary item                          23,021            43,992             40,341            22,455            11,353
Earnings before extraordinary item             14,012            27,276             25,038            14,272             7,283
Net earnings                                   14,012            27,688             26,352            14,272             8,245

Earnings per common share before
   extraordinary item                            0.42              0.75               0.73               .50               .39
Net earnings per common share                    0.42              0.76               0.77               .50               .44
Working capital                               120,036           134,186            125,706            35,754             7,368
Total assets                                  446,722           419,902            399,318           235,160           149,493
Long-term debt, excluding current portion      78,411            91,772             91,742            70,100            20,335
Stockholders' equity                          255,883           234,316            215,394            99,116            48,567
Net book value per common share            $     7.53        $     7.16         $     6.08        $     3.22        $     1.93
                                           ----------        ----------         ----------        ----------        ----------
Passengers carried                          6,086,782         5,170,252          4,449,492         3,801,756         3,811,570
Revenue passenger miles (000)               1,179,397           982,642            916,851           779,558           819,179
Available seat miles (000)                  2,310,895         1,897,933          1,821,156         1,637,307         1,784,575
Average passenger journey                         194               190                206               205               215
Average stage length                              167                                   NA                NA                NA
Load factor                                        51%             51.8%              50.3%             47.6%             45.9%
Break-even passenger load factor                 49.2%             47.0%              45.8%             46.0%             48.2%
Revenue per available seat mile                  19.7(cent)        20.9(cent)         19.4(cent)        19.3(cent)        17.8(cent)
Cost per available seat mile                     18.4(cent)        18.3(cent)         17.1(cent)        17.8(cent)        17.9(cent)
Average yield per revenue passenger mile         37.4(cent)        38.9(cent)         37.3(cent)        38.7(cent)        37.1(cent)
Average fare                               $    72.53        $    74.11         $    76.80        $    79.31        $    79.80
Aircraft in service                               177               166                146               125               114
Cities served                                     172               165                152               139               119
Number of employees                              3900              3500               2800              2540              2583
====================================================================================================================================
NA - Information not available
====================================================================================================================================

                                      -15-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS

Mesa Air Group, Inc. ("Mesa") and its divisions and subsidiaries is a group of six regional airlines and other related companies in various regions across the United States. The division formerly known as Mesa Airlines is now operating as Mountain West Airlines providing service to the general public as America West Express, United Express and Mesa Airlines. In addition, Mesa operates FloridaGulf Airlines and Liberty Express Airlines providing service as USAir Express and during the current year formed a new division named Desert Sun Airlines operating jet aircraft providing service as America West Express. Mesa also operates Air Midwest, Inc., providing service as USAir Express, and WestAir Holding, Inc. (operating through its wholly-owned subsidiary WestAir Commuter Airlines, Inc.), providing service as United Express.

The following tables set forth selected operating and financial data of Mesa for the years indicated below:

                                                            OPERATING DATA
                                                       YEARS ENDED SEPTEMBER 30
                                               1995              1994            1993
                                        ------------------------------------------------------
         Passengers                          6,086,782        5,170,252        4,449,492
         Available seat miles (000)          2,310,895        1,897,933        1,821,156
         Revenue passenger miles (000)       1,179,397          982,642          916,851
         Load factor                              51.0%            51.8%            50.3%
         Revenue per ASM                          19.7(cent)       20.9(cent)       19.4(cent)
         Yield per RPM                            37.4(cent)       38.9(cent)       37.3(cent)
         Cost per ASM                             18.4(cent)       18.3(cent)       17.1(cent)


                                                                       Financial Data
                                                                    Years ended September 30
                                 -----------------------------------------------------------------------------------------------
                                             1995                              1994                             1993
                                 ---------------------------       ----------------------------      ---------------------------
                                           Percent     Cost                  Percent     Cost                   Percent    Cost
                                  Amount      of       per          Amount      of        per         Amount      of       per
                                   (000)   Revenues    ASM           (000)   Revenues     ASM          (000)   Revenues    ASM
                                 --------  --------   ------       --------  --------   -------      --------  ---------  ------
Flight operations                $166,597    36.7%     7.2(cent)   $126,954      32%     6.7(cent)   $124,391    35.1%     6.8(cent)
Maintenance                        73,701    16.2%     3.2(cent)     68,908    17.4%     3.6(cent)     50,990    14.4%     2.8(cent)
Aircraft and traffic servicing     61,538    13.5%     2.7(cent)     46,347    11.7%     2.4(cent)     38,473    10.9%     2.1(cent)
Promotion and sales                75,271    16.6%     3.3(cent)     63,657    16.1%     3.4(cent)     54,253    15.3%     3.0(cent)
General and administrative         26,921     5.9%     1.2(cent)     26,786     6.8%     1.4(cent)     24,297     6.9%     1.3(cent)
Depreciation and amortization      20,940     4.6%     0.9(cent)     15,108     3.8%     0.8(cent)     13,138     3.7%     0.7(cent)
Asset write-down                     --      --       --               --      --       --              6,188     1.8%     0.4(cent)
                                 --------    ----     ----         --------    ----     ----         --------    ----     ----
    Total operating expenses      424,965    93.5%    18.4(cent)   $347,760    87.8%    18.3(cent)   $311,730    88.1%    17.1(cent)
                                 ========    ====     ====         ========    ====     ====         ========    ====     ====
Interest expense                    6,395     1.4%     0.3(cent)   $  7,916     2.0%     0.4(cent)   $  5,366     1.5%     0.3(cent)
                                 ========    ====     ====         ========    ====     ====         ========    ====     ====

REVENUE AND EXPENSE COMPARISON

FISCAL 1995 VERSUS FISCAL 1994

Operating revenues increased $58.4 million (15 percent) for fiscal 1995 compared to the prior fiscal year. Capacity measured by available seat miles (ASMs) increased by 22 percent. During fiscal 1995 capacity grew at a higher rate than revenues primarily as a result of intense competition and negative publicity regarding regional airline safety which took place in the first six months of the 1995 fiscal year. The introduction of jet aircraft into the fleet in the last quarter of the fiscal year also increased capacity without corresponding increase in revenues. The load factor decreased slightly from 51.8 percent to 51 percent and the yield per revenue passenger miles (RPM) decreased from 39.0(cent) to 37.4(cent). The decrease in yield per RPM is primarily the result of lower air fares on the West Coast during the first six months of the year, which adversely affected financial results at the WestAir subsidiary. The airline industry has a history of fare and traffic volatility; however, management expects consolidated yields to remain relatively stable during the next fiscal year.

Flight operations cost increased by $39.6 million (31.2 percent) compared to a 22 percent increase in capacity. This resulted in an increase in cost per ASM from 6.7(cent) in 1994 to 7.2(cent) in 1995. The primary reason for the increase in flight operations expense was the integration costs related to introduction of DHC-8-300 and Fokker 70 jet aircraft into the fleet. These integration costs were expensed during the fiscal year.

Maintenance expense decreased from 3.6(cent) per ASM in 1994 to 3.2(cent) per ASM in 1995. Excluding jet ASMs, the decrease was from 3.6(cent) per ASM in 1994 to 3.3(cent) per ASM in 1995. This decrease was primarily the result of a fewer number of scheduled engine overhauls in 1995 as compared to 1994. Mesa is continuing to take delivery of new aircraft on which maintenance costs are initially lower and retiring older aircraft with certain of the new deliveries. Operation of these new aircraft contributes to lower maintenance cost. Mesa intends to continue its practice of purchasing new aircraft and retiring older aircraft. See discussion under Liquidity and Capital Resources.

Aircraft and traffic servicing cost increased slightly from 2.4(cent) per ASM in 1994 to 2.7(cent) per ASM in 1995. These costs include landing fees, station wages, rent and other station costs.

Promotion and sales expense decreased slightly from 3.4(cent) in 1994 to 3.3
(cent) per ASM in 1995. These costs include commissions, booking fees and other reservation costs and will vary with revenue.

General and administrative expense decreased from 1.4(cent) per ASM in 1994 to 1.2(cent) per ASM in 1995.

Depreciation and amortization expense increased from 0.8(cent) per ASM in 1994 to 0.9(cent) per ASM in 1995 due to increased amortization resulting from an increase in intangibles.

Interest expense decreased from 0.4(cent) per ASM in 1994 to 0.3(cent) per ASM in 1995 as a result of financing more aircraft through operating leases rather than debt and a decrease in the amount of long-term debt.

Mesa utilized an approximate 39 percent effective tax rate for the year 1995, a slightly higher rate than the prior year. It is anticipated that this rate will decline to approximately 38 percent in future years as a result of measures being taken to minimize income taxes. Changes in tax law and the adoption of Financial Accounting Standards Board Statement 109 in 1994 did not have a material impact on the financial statements.

The combination of the above factors resulted in a slight increase in operating expenses from 18.3(cent) per ASM in 1994 to 18.4(cent) per ASM in 1995.

FISCAL 1994 VERSUS FISCAL 1993

Operating revenues increased $42.5 million (12 percent) for fiscal 1994 compared to the prior fiscal year. Capacity measured by available seat miles (ASMs) increased by 4 percent. During fiscal 1994 the combination of a higher load factor and a higher yield resulted in a growth in revenue higher than the growth in capacity. The load factor increased from 50.3 percent to 51.8 percent and the yield per revenue passenger miles (RPMs) increased from 37.3(cent) to 39.0
(cent).

Flight operations cost increased by $2.6 million (2.1 percent) compared to a 4.2 percent increase in capacity. This resulted in a decrease in cost per ASM from 6.8(cent) in 1993 to 6.7(cent) in 1994.

Maintenance expense increased from 2.8(cent) per ASM in 1993 to 3.6(cent) per ASM in 1994. This increase was primarily the result of a greater number of scheduled engine overhauls in 1994 as compared to 1993.

Aircraft and traffic servicing cost increased slightly from 2.1(cent) per ASM in 1993 to 2.4(cent) per ASM in 1994. These costs include landing fees, station wages, rent and other station costs.

Promotion and sales expense increased from 3.0(cent) in 1993 to 3.4(cent) per ASM in 1994. These costs include commissions, booking fees and other reservation costs and will vary with revenue.

Depreciation and amortization expense increased from 0.7(cent) per ASM in 1993 to 0.8(cent) per ASM in 1994.

Interest expense rose from 0.3(cent) per ASM in 1993 to 0.4(cent) per ASM in 1994 as a result of an increase in interest rates and aircraft acquisitions financed with debt during the year 1994.

Mesa experienced a 38 percent effective tax rate for the year 1994, a rate consistent with the prior year.

The combination of the above factors resulted in an increase in operating expenses from 17.1(cent) per ASM in 1993 to 18.3(cent) per ASM in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of September 30, 1995 amounted to $99.2 million. This was an increase of $0.6 million from the prior year. Mesa generated approximately $43 million in cash from operating activities during 1995. The cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions, capital expenditures and a stock buy-back program.

Mesa had receivables of $44.8 million at September 30, 1995 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreements,

Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs.

Mesa currently has an $11 million line of credit, of which $7.1 million is available. This line of credit is primarily used to facilitate the issuance of letters of credit.

At its December 1, 1995 meeting, the Board of Directors of Mesa approved a stock buy-back program under which cash generated by operations may be used to repurchase Mesa common stock. During the initial phase of the program, Mesa may repurchase shares having a value of up to $30 million. The Board's intent is that available cash not required for working capital, general corporate purposes or other investment opportunities be used to repurchase Mesa common stock

Mesa has significant operating lease obligations on existing aircraft. At September 30, 1995, Mesa leased 151 aircraft with remaining terms of up to 14 years. Future lease payments due under all aircraft operating leases were approximately $617 million at September 30, 1995.

As of September 30, 1995, Mesa had a remaining commitment to acquire 33 1900D aircraft under an agreement with Beech Acceptance Corporation . The agreement requires a $100,000 deposit per aircraft upon delivery. The cost for each of the remaining aircraft will be $4.1 million, and Beech Acceptance Corporation has agreed to provide lease or debt financing for these aircraft under terms similar to financing provided in the past. This agreement provides for the trade-in of Mesa's existing fleet of Beech 1900C aircraft in "as-is" condition so long as such aircraft are airworthy. By December 1996, Mesa expects to take delivery of 33 1900D aircraft and will return all remaining 1900C (28) aircraft.

WestAir has an agreement (the "Embraer Agreement") to acquire 15 Embraer Brasilia jetprop aircraft, valued at approximately $7.4 million each, for future delivery at various dates through 1998 and has nonrefundable deposits of approximately $4 million as of September 30, 1995.

In November 1995, WestAir and Embraer Aircraft Corporation amended the Embraer Agreement. Under the amended Embraer Agreement, Mesa will acquire two Embraer Brasilia aircraft in December 1995 and has arranged financing for these aircraft. WestAir and Embraer Aircraft Corporation have agreed to use their best efforts to negotiate a used aircraft purchase agreement within 90 days of the execution of the amendment to the Embraer Agreement under which Embraer would acquire a used aircraft from WestAir in exchange for WestAir acquiring a new aircraft from Embraer. WestAir's obligation to take delivery of new Embraer aircraft is subject to availability of commercially reasonable financing. Should the parties be unable to agree on a used aircraft purchase agreement, or should commercially reasonable financing not be available, WestAir would have no obligation to take delivery of additional aircraft. If the parties reach an agreement, the remaining 13 Embraer Brasilia aircraft will be delivered from August 1997 through November 1999.

On December 9, 1993, Mesa entered into a letter of intent to acquire two Fokker 70 jet aircraft with an option for six additional aircraft. Delivery of the first two aircraft occurred in June and July 1995. The Fokker 70 is a 78-seat aircraft valued at approximately $23.5 million each. Under the agreement, Mesa can return the aircraft to Fokker between 12 and 18 months after delivery, subject to a six-month notification. These aircraft are financed through operating leases with 12-year terms providing a one-year option to terminate the lease and return the aircraft or find other financing. Fokker is assisting Mesa in obtaining third-party financing. As of September 30, 1995, Mesa had made deposits under the agreement of approximately $1 million. Jet aircraft operations have been marginal to unprofitable and have not met management's expectations. As a result of recent operating results, management has begun discussions with Fokker to amend the agreement. Unless current operating results improve or Mesa is able to obtain amendments to the Fokker agreement, it may be necessary to exercise its option to return the aircraft. In the event Mesa decides to return the aircraft, Mesa would incur costs of approximately $3 million.

During March 1995, Mesa entered into an agreement with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft with deliveries beginning in early 1996 and ending in March 1997. Based on current expectations, the monthly lease payments are anticipated to range from approximately $69,000 to $72,000 per plane. By September 30, 1995, Mesa had traded in five Dash 8-100 and nine Embraer Brasilia aircraft resulting in the reduction of its fleet by 14 aircraft during fiscal 1995. Seven Dash 8-300 aircraft acquired from United and an additional four Embraer Brasilia aircraft will be traded in on a one-for-one basis as the new Dash 8-200 aircraft are delivered. The last 14 Dash 8-200 aircraft to be delivered will result in an increase in Mesa's fleet in 1996 and 1997. Bombardier will participate as needed to finance the new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft.

On June 30, 1995, WestAir and Jet Acceptance Corporation entered into an agreement to reduce monthly lease rates for the entire fleet of 21 Jetstream 31 aircraft to economically feasible rates with terms beginning in April 1995 and expiring from December 31, 1998 to June 30, 2004. In exchange for this agreement, WestAir agreed to waive all early aircraft lease termination rights and not create any lien or encumbrance on its present or future assets or revenues other than for working capital and purchase money security interests. Mesa, or in lieu of Mesa, a third-party financial institution, is required to provide a secured line of credit to WestAir to support WestAir's accounts receivable until WestAir is able to demonstrate that it can meet its obligations for a 12-month period.

In May 1995, Mesa purchased approximately 49.9 percent of the outstanding voting common shares and all of the outstanding preferred shares of Community Express Airlines, Limited ("CEAL"), a start-up commuter airline in the United Kingdom with headquarters in Birmingham England for approximately $1.3 million. During November 1995, an additional cash infusion of approximately $250,000 was made, and Mesa's preferred shares were converted to common and a nine-year interest-free loan resulting in a decrease in percentage interest of common shares held to 44 percent. CEAL operates out of a hub in Birmingham, England and serves four cities in the United Kingdom. By the laws of the European Common Market, Mesa cannot own a majority of CEAL's voting common shares in this operation. Under the terms of the investment agreement, CEAL will sublease two Shorts 360-300 aircraft from Mesa for an approximate 10-year term at a market lease rate plus maintenance reserve payments. Mesa also agreed to provide a $1 million spare parts package to CEAL under a spare parts loan agreement bearing interest at prime with principal payments due in 10 equal annual installments or, if greater, the dollar value of actual parts utilized.

Mesa does not expect any material negative impact to its operations as a result of inflation. Mesa believes fares, and accordingly revenues can be changed to offset the impact of inflation. Most of Mesa's $86.7 million of indebtedness is at floating rates and may be affected by inflation if such inflation results in an increase in interest rates. A significant portion of the aircraft fleet is leased at fixed rates that would not be impacted by inflation.

Item 8.  Financial Statements and Supplementary Data


         1.  Consolidated Financial Statements

                 Page 21 - Independent Auditors' Report

                 Page 22 - Consolidated Balance Sheets - September 30, 1995
                           and 1994

                 Page 24 - Consolidated Statements of Earnings - Years ended
                           September 30, 1995, 1994, and 1993

                 Page 25 - Consolidated Statements of Cash Flows -Years ended
                           September 30, 1995, 1994, and 1993

                 Page 26 - Consolidated Statements of  Stockholders' Equity -
                           Years ended September 30, 1995, 1994, and 1993

                 Page 27 - Notes to Consolidated Financial Statements

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
MESA AIR GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of earnings, cash flows, and stockholder equity for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles.


                                                          KPMG Peat Marwick  LLP

December 1, 1995
Phoenix, Arizona


See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

                                                                               September 30
                                                                        --------------------------
                                                                           1995            1994
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 53,675        $ 35,567
  Marketable securities (note 2)                                          45,559          63,044
  Receivables, principally traffic                                        44,811          46,469
  Expendable parts and supplies, less allowance for
    obsolescence of $1,200 and $1,695                                     24,682          19,401
  Prepaid expenses and other current assets                                6,923           9,037
                                                                        --------        --------
          Total current assets                                          $175,650        $173,518

Property and equipment, net (notes 4 and 5)                              170,899         198,062
Non-compete agreement, less amortization of $1,650 and $1,350              1,350           1,650
Lease and equipment deposits (notes 9 and 10)                             26,147          13,319
Intangibles, less amortization of $3,523 and $995                         59,248          22,459
Other assets                                                              13,428          10,894
                                                                        --------        --------
          Total assets                                                  $446,722        $419,902
                                                                        ========        ========






See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

                                                                               September 30
                                                                        --------------------------
                                                                           1995            1994
--------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt and capital leases (note 5)         $  8,283        $  8,474
   Accounts payable                                                        23,205          10,720
   Income taxes payable (note 6)                                            1,073             616
   Air traffic liability                                                    5,131           3,926
   Accrued compensation                                                     3,937           8,140
   Other accrued expenses                                                  13,985          11,844
                                                                         --------        --------
             Total current liabilities                                     55,614          43,720

 Long-term debt and capital leases, excluding current portion (note 5)     78,411          91,772
 Deferred credits                                                          28,353          24,845
 Deferred income taxes (note 6)                                            28,461          25,249
 Stockholders' equity (note 7):
   Preferred stock of no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                             --              --
   Common stock of no par value, 75,000,000 shares authorized;
     33,460,742 and 32,704,042 shares issued and outstanding              151,957         147,695
   Retained earnings                                                       90,876          76,864
   Unrealized gain on marketable securities, net of deferred
     income taxes of $8,700 and $5,982 (note 2)                            13,050           9,757
                                                                         --------        --------
             Total stockholders' equity                                   255,883         234,316
                                                                         --------        --------
 Commitments, contingencies and
 subsequent events (notes 3, 8, 9, 10, and 12)
             Total liabilities and stockholders' equity                  $446,722        $419,902
                                                                         ========        ========





See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

                                                                  Years Ended September 30
                                                          -------------------------------------
                                                               1995         1994        1993
-----------------------------------------------------------------------------------------------
Operating revenues:
  Passenger                                                  $441,486     $383,162    $341,719
  Freight and other                                             7,636        7,467       6,122
  Public service                                                5,416        5,505       5,799
                                                             --------     --------    --------
       Total operating revenues                               454,538      396,134     353,640
                                                             --------     --------    --------
Operating expenses:
  Flight operations                                           166,596      126,954     124,391
  Maintenance                                                  73,701       68,908      50,990
  Aircraft and traffic servicing                               61,537       46,347      38,473
  Promotion and sales                                          75,271       63,657      54,253
  General and administrative                                   26,921       26,786      24,297
  Depreciation and amortization                                20,940       15,108      13,138
  Write-off of certain assets (note 4)                             --           --       6,188
                                                             --------     --------    --------
       Total operating expenses                               424,966      347,760     311,730
                                                             --------     --------    --------
       Operating income                                        29,572       48,374      41,910
                                                             --------     --------    --------
Non-operating income (expenses):
  Interest expense                                             (6,395)      (7,916)     (5,366)
  Interest income                                               1,970        3,607       2,350
  Other                                                        (2,126)         (73)      1,447
                                                             --------     --------    --------
Total non-operating expenses                                   (6,551)      (4,382)     (1,569)
                                                             --------     --------    --------
Earnings before income tax expense and
  extraordinary item                                           23,021       43,992      40,341
Income tax expense (note 6)                                     9,009       16,716      15,303
                                                             --------     --------    --------
       Earnings before extraordinary item                      14,012       27,276      25,038
Extraordinary item - gain on extinguishment of debt,
  net of income taxes of $252 and $848 in 1994 and 1993,
  respectively (note 5)                                            --          412       1,314
                                                             --------     --------    --------
       Net earnings                                          $ 14,012     $ 27,688    $ 26,352
                                                             ========     ========    ========

Average common and common equivalent shares outstanding        33,363       36,559      34,058
                                                             ========     ========    ========

Earnings per common and common equivalent share:
  Earnings before extraordinary item                            $ .42        $ .75       $ .73
  Extraordinary item                                               --          .01         .04
                                                             --------     --------    --------
       Net earnings                                             $ .42        $ .76       $ .77
                                                             ========     ========    ========


See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Years Ended September 30
                                                          -------------------------------------
                                                               1995         1994        1993
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                 $ 14,012    $ 27,688    $  26,352

Adjustments to reconcile net earnings
  to net cash flows from operating activities:
    Depreciation and amortization                              20,940      15,108       13,138
    Deferred income taxes                                         493       6,074        8,602
    (Gain) loss on disposal of property and equipment             (82)     (1,069)       1,171
    (Gain) loss on sale of securities                             145          --           --
    Extraordinary item - gain on extinguishment of debt            --        (664)      (2,162)
    Amortization of deferred credits                           (1,964)      1,283       (3,907)
    Stock bonus plan                                              538         979        1,968
Changes in assets and liabilities, net of acquisitions:
    Receivables                                                 1,658      (9,627)      (1,140)
    Expendable parts and supplies                              (5,281)     (6,631)      (3,151)
    Prepaid expenses and other current assets                     442      (4,248)      (1,532)
    Accounts payable                                           12,485       1,074         (170)
    Other accrued liabilities                                    (400)      7,037       (2,061)
                                                             --------    --------    ---------
    NET CASH FLOW FROM OPERATING ACTIVITIES                    42,986      37,004       37,108
                                                             --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (92,296)    (32,599)     (38,853)
  Proceeds from sale of property and equipment                 99,634       3,366       31,733
  Proceeds from maturities and sale of marketable              23,499     136,170       13,297
    securities
  Purchases of marketable securities                               --     (89,946)    (102,739)
  Purchased intangibles                                       (34,489)    (15,505)          --
  Other assets                                                 (2,492)     (4,018)       2,000
  Lease and equipment deposits                                 (9,365)     (3,300)      (1,079)
                                                             --------    --------    ---------
    NET CASH FLOWS FROM INVESTING ACTIVITIES                  (15,509)     (5,832)     (95,641)
                                                             --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from line of credit, net                       --          --            4
  Proceeds received from long-term debt                         5,000          --       45,000
  Principal payments on long-term debt and
    obligations under capital leases                          (18,553)    (11,129)     (58,377)
  Proceeds from issuance of common stock                        1,592       2,631       85,297
  Common stock repurchase                                          --     (24,503)          --
  Proceeds from deferred credits                                2,592       1,275        1,425
                                                             --------    --------    ---------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                   (9,369)    (31,726)      73,349
                                                             --------    --------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        18,108        (554)      14,816
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 35,567      36,121       21,305
                                                             --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 53,675    $ 35,567    $  36,121
                                                             ========    ========    =========


See accompanying notes to consolidated financial statements.

MESA AIR GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended September 30, 1995, 1994 and 1993
(in thousands except number of shares)



                                                                                           Available
                                                Number of        Common       Retained     for sale
                                                  shares          stock       earnings    securities     Total
 Balance at September 30, 1992                   30,800,974      $ 76,292      $22,824         --       $ 99,116
 Sale of common stock, net of offering
   costs of $319                                  4,025,000        83,814          --          --         83,814
 Exercise of options (note 7)                       501,801         1,483          --          --          1,483

 Stock bonus plan (note 8)                           97,934         1,968          --          --          1,968
 Tax benefits from sale of optioned
   stock                                                --          2,661          --          --          2,661

 Net earnings                                           --            --        26,352         --         26,352
                                                 ----------      --------      -------      -------     --------
 Balance at September 30, 1993                   35,425,709      $166,218      $49,176         --       $215,394

 Exercise of options (note 7)                       534,129         2,631          --          --          2,631
 Stock bonus plan (note 8)                          109,204           979          --          --            979
 Common stock repurchase                         (3,365,000)      (24,503)         --          --        (24,503)
 Tax benefits from sale of optioned
   stock                                                --          2,370           --         --          2,370
 Change in unrealized gains, net of tax                 --            --           --         9,757        9,757
 Net earnings                                           --            --        27,688         --         27,688
                                                 ----------      --------      -------      -------     --------
 Balance at September 30, 1994                   32,704,042      $147,695      $76,864      $ 9,757     $234,316

 Exercise of options (note 7)                       687,487         1,592          --          --          1,592
 Stock bonus plan (note 8)                           69,213           538          --          --            538
 Tax benefits from sale of optioned
   stock                                                --          2,132          --          --          2,132

 Change in unrealized gains, net of tax
   (note 2)                                             --            --           --         3,293        3,293
 Net earnings                                           --            --        14,012         --         14,012
                                                 ----------      --------      -------      -------     --------
 Balance at September 30, 1995                   33,460,742      $151,957      $90,876      $13,050     $255,883
                                                 ==========      ========      =======      =======     ========





See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1995, 1994 and 1993

1.       Summary of Significant Accounting Policies

   a.    Principles of Consolidation and Organization

         Mesa Air Group, Inc. ("Mesa") and its divisions and subsidiaries is a group of six regional airlines and other related companies in various regions across the United States The division formerly known as Mesa Airlines is now operating as Mountain West Airlines providing service to the general public as America West Express, United Express and Mesa Airlines. In addition, Mesa operates FloridaGulf Airlines and Liberty Express Airlines providing service as USAir Express and during the current year formed a new division named Desert Sun Airlines operating jet aircraft providing service as America West Express. Mesa also operates Air Midwest, Inc., providing service as USAir Express, and WestAir Holding, Inc. operating through its wholly-owned subsidiary, WestAir Commuter Airlines, Inc., providing service as United Express.

         The consolidated financial statements include the accounts of Mesa and its wholly owned subsidiaries WestAir Holding, Inc., Air Midwest, Inc., San Juan Pilot Training, Inc., and Four Corners Aviation, Inc. (collectively referred to as Mesa). All significant intercompany balances and transactions have been eliminated in consolidation.

         Mesa is a New Mexico-based regional airline consisting of six airlines and four other related companies. The airlines consist of Air Midwest, Inc., FloridaGulf Airlines, Liberty Express Airlines, Mountain West Airlines, Desert Sun Airlines, and WestAir Commuter Airlines, Inc. The related companies are Desert Turbine Services, Four Corners Aviation, Inc., Mesa Air Pilot Development and Regional Aircraft Services, Inc.

         Air Midwest, Inc., a commuter airline based in Wichita, Kansas, operates as USAir Express under a code-sharing agreement with USAir which expires in 2000.

         FloridaGulf Airlines began operations in December 1991. Based in Jacksonville, Florida it operates as USAir Express under a code-sharing agreement with USAir. In July 1994, Mesa entered into an asset purchase agreement with Pennsylvania Commuter Airlines, Inc. dba Allegheny Commuter Airlines. The assets purchased (principally aircraft and related assets) are operated as part of the FloridaGulf Airlines division as a USAir Express carrier under a code-sharing agreement which expires in 2004.

         Liberty Express Airlines - In February 1994, Mesa purchased assets and assumed liabilities from Crown Airways, Inc. and created Liberty Express, a division of Mesa, based in Dubois, Pennsylvania. Liberty Express operates as a USAir Express carrier under a code-sharing agreement expiring in 2003.

         Mountain West Airlines - United Express - In October 1994, Mesa renegotiated a code-sharing agreement with United Airlines (United), which included service to routes originating out of Denver, Colorado and Los Angeles. The agreement was extended to 2005 and guarantees Mesa the exclusive right to operate as a United Express carrier in eight additional Denver markets.

         Mountain West Airlines - America West Express - In October 1992, Mesa began service out of Phoenix, Arizona under a code- sharing agreement with America West Airlines operating as America West Express in the Mountain West division. During 1994, Mesa's division, Skyway Airlines, operating as a Midwest Express carrier, was converted to an America West Express operation out of Columbus, Ohio upon expiration of the Midwest Express code-sharing agreement in March 1994. This division was renamed Superior Airlines and was subsequently combined with the Mountain West division. In May 1995, America West Express, providing service out of Columbus, Ohio was discontinued, and those aircraft were deployed to the Pacific Northwest to provide service as United Express out of the Mountain West division.

         Mountain West Airlines - Mesa Airlines - Currently Mesa Airlines is operated by the Mountain West Airlines division and serves the Southwest and Rocky Mountain Region from a hub in Albuquerque, New Mexico.

         Desert Sun Airlines - In June 1995 Mesa created a new division, which provides service as America West Express utilizing two Fokker 70 jet aircraft obtained during the year. The America West code-sharing agreement expires in 2004.

         WestAir Commuter Airlines, Inc., a wholly owned subsidiary of WestAir Holding, Inc., is a regional airline based in Fresno, California operating as United Express under a separate code-sharing agreement with United Airlines, which expires in 1998.

         San Juan Pilot Training, Inc. dba Mesa Air Pilot Development began operations in 1989 and provides flight training in coordination with a community college. Four Corners Aviation, Inc., which was acquired in 1992, is a fixed-base operation in Farmington, New Mexico. Regional Aircraft Services, Inc. and Desert Turbine Services provide aircraft and engine maintenance service to Mesa.

   b.    Cash and Cash Equivalents

         For purposes of the statements of cash flows, Mesa considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   c.    Marketable Securities

         All marketable securities are considered to be available for sale. Any unrealized holding gains or losses on available- for-sale securities have been recorded net of deferred taxes through stockholders' equity. Premiums and discounts on debt securities are amortized over the term to maturity using the interest method.

   d.    Receivables

         Mesa provides commercial air transportation into most regions of the United States. The majority of the passenger tickets collected by Mesa at the time of travel are sold by other air carriers largely as a result of the code-sharing agreements discussed above. As a result, Mesa has a significant concentration of its accounts receivable with other air carriers and does not have any collateral securing such
         accounts receivable.   At September 30, 1995 and 1994, accounts
         receivable from air carriers totaled approximately $36.5 million and
         $30.3 million, respectively.   Accounts receivable credit losses have
         not been significant and have been within management's expectations.

   e.    Expendable Parts and Supplies

         Expendable parts and supplies are stated at the lower of average cost or market, less an allowance for obsolescence. Expendable parts and supplies are charged to expense as they are used.

   f.    Property and Equipment

         Property and equipment are recorded at cost and depreciated to estimated residual values. Depreciation of property and equipment is provided on a straight-line basis over estimated useful lives as follows:

              Buildings                 30 years
              Flight equipment          7-20 years
              Leasehold improvements    Life or term of lease, whichever is less
              Equipment                 5-12 years
              Furniture and fixtures    3-5 years
              Vehicles                  5 years

         Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation expense.

    g.   Noncompete Agreement

         In February 1990, Mesa acquired the routes previously developed in the Rocky Mountain region by Aspen Airways, Inc. "Aspen" signed a 10-year noncompete agreement with the exception of a direct route to Aspen, Colorado. The cost of $3 million for this noncompete agreement is being amortized over a 10-year period.

    h.   Intangibles

         In July 1991, Mesa acquired Air Midwest, Inc. This acquisition resulted in purchased intangibles of approximately $10.2 million, which are being amortized over a 40-year period. Subsequently the intangibles were reduced by approximately $3.7 million for the recognition of the tax effects of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase.

         In February 1994 Mesa entered into an Asset Purchase Agreement with Crown Airways, Inc., now operating as Liberty Express, a division of Mesa. Intangible assets of $11.3 million are being amortized over a 20-year period.

         In July 1994 Mesa entered into an Asset Purchase Agreement with USAir Group, Inc. for certain aircraft and related assets of its subsidiary Pennsylvania Commuter Airlines, Inc. dba Allegheny Commuter Airlines now operating as FloridaGulf. Acquired intangibles of $10.5 million are being amortized over a 20-year period.

         During October 1994, Mesa reached an agreement with United to purchase 10 and assume leases on two de Havilland DHC-8 aircraft for a total contract price of $118.5 million. The agreement also provides for a 10-year extension of its code-sharing agreement with United in Los Angeles and Denver through 2005 and guarantees Mesa the exclusive right to operate as a United Express carrier in eight additional Denver markets. The purchase price has been allocated to the acquired aircraft based upon fair market values at the date of acquisition with acquired intangibles of approximately $34.5 million to be amortized over a 10-year period.

         Mesa continually evaluates the recoverability of these intangible assets by assessing whether the amortization over the remaining estimated life can be recovered through expected future operating results.

    I.   Income Taxes

         Deferred income taxes are recognized for income and expense items that are recognized in the financial statement in different periods than the income tax returns.

         Effective October 1, 1994, Mesa adopted Statement of Financial Accounting Standards No. 109 (FAS No. 109), "Accounting For Income Taxes" which requires a change from the deferred method previously used by Mesa to the asset and liability method of accounting for
         income taxes.   Under the asset and liability method of FAS 109,
         deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of earnings as an adjustment to the effective income tax rate in the period that includes the enactment date. Adoption of FAS 109 did not have a material effect on Mesa's financial  position or result of
         operations.   Mesa and its subsidiaries file a consolidated federal
         income tax return.

    j.   Deferred Credits

         Deferred lease incentives consist of credits for parts or services and deferred gains from the sale and leaseback of aircraft. Deferred credits are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

    k.   Revenues

         Passenger, freight and other revenues are recognized as earned when the service is provided.

         Mesa receives public service revenues for serving certain small communities. These revenues are recognized as earned in the period to which the payments relate. The amount of such payments is determined by the Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

         As a code-share partner for United, USAir and America West Airlines, Mesa participates in the frequent flyer programs of these airlines. Incremental costs for mileage accumulation relating to those programs is expensed as incurred.

    l.   Maintenance

         Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred.

    m.   Earnings Per Common and Common Equivalent Share

         Earnings per common and common equivalent share are computed based on the weighted average number of common shares, and if dilutive, common stock equivalent shares (options and warrants) outstanding during the respective periods. Fully diluted earnings per share is not materially different than primary earnings per share and has not been presented. The number of shares used in the earnings-per-share computation are as follows):

                                                      September 30
                                          1995            1994            1993
                                          ------------------------------------
                                                     (in thousands)
Weighted average shares of common
  stock outstanding during the year      32,857          35,361          32,303
Common stock equivalent shares--
  assumed exercise of options               506           1,198           1,755
                                         ------          ------          ------
                                         33,363          36,559          34,058
                                         ======          ======          ======

    n.   Reclassifications

         Certain 1994 balances have been reclassified to conform to the 1995 presentation.

2.  Marketable Securities

    Marketable securities available for sale are summarized as follows:

                                                                     September 30
                                                            1995                      1994
                                                     ----------------------------------------------
                                                                    (in thousands)

                                                      Cost       Market        Cost        Market
                                                     ----------------------------------------------
Equity securities:                                    $18,743     $40,524      $22,556      $38,345
                                                      -------     -------      -------      -------
                                                       18,743      40,524       22,556       38,345
                                                      -------     -------      -------      -------
Debt securities:
  Corporate bonds                                       2,055       2,038        3,843        3,750
  U.S. Government and
    Government Agency Securities                           --          --        1,500        1,498
  Municipal securities                                  3,010       2,997       19,406       19,451
                                                      -------     -------      -------      -------
                                                        5,065       5,035       24,749       24,699
                                                      -------     -------      -------      -------
                                                      $23,808     $45,559      $47,305      $63,044
                                                      =======     =======      =======      =======


At September 30, 1995, all debt securities will mature within one to five years.

Unrealized gains and losses at September 30, 1995 by security classification are as follows (in thousands):

                                                     Unrealized       Unrealized
                                                        Gains           Losses              Net
                                                     ---------------------------------------------
Equity securities: available for sale                    $ 21,781           --           $21,781

Debt securities: available for sale
  Corporate bonds                                              --          (17)              (17)
  Municipal securities                                         --          (13)              (13)
                                                         --------         ----           -------
                                                         $ 21,781         $(31)          $21,751
                                                         ========         ====           =======


    On August 25, 1994, Mesa entered into the AmWest Partners, L. P. partnership agreement, which governs the terms of an investment by the partnership in America West Airlines, Inc. providing for the consummation of America West's Plan of Reorganization. Upon making the investment, the partnership was dissolved. In consideration of the investment of approximately $18.7 million, Mesa received 100,000 Class A shares of common stock, 2,183,343 Class B shares of common stock and 799,767 warrants giving Mesa a 5.1 percent ownership interest in and 6.9 percent of the outstanding voting power of America West. At September 30, 1995, this investment was classified as available for sale and market appreciation of the Class A and B shares and warrants of America West Airlines was recorded (net of taxes) through equity.


3.  Investment in Community Express Airlines, Limited. (CEAL)

    In May 1995, Mesa purchased approximately 49.9 percent of the outstanding voting common shares and all of the preferred shares of Community Express Airlines, Limited ("CEAL"), a start-up commuter airline in the United Kingdom with headquarters in Birmingham, England for approximately $1.3 million. During November 1995, an additional cash infusion was made and Mesa's preferred shares were converted to common shares and a nine-year interest-free loan resulting in a decrease in Mesa's interest in CEAL to 44 percent. CEAL operates out of a hub in Birmingham, England and serves four cities in the United Kingdom. By the laws of the European Common Market, Mesa cannot own a majority of voting common shares of CEAL.

4.   Property and Equipment

     Property and equipment consists of the following:

                                                              September 30
                                                        1995                1994
                                                      ----------------------------
                                                                (in thousands)
     Flight equipment, substantially pledged          $190,502            $206,827
     Other equipment                                    19,425              15,119
     Construction in progress                              817               1,970
     Leasehold improvements                              4,178               2,754
     Furniture and fixtures                              3,058               4,824
     Buildings                                           9,068               4,488
     Land                                                  526                 520
     Vehicles                                            1,953               1,594
                                                      ----------------------------
                                                       229,527             238,096
     Less accumulated depreciation                     (58,628)            (40,034)
                                                      ----------------------------
     Net property and equipment                       $170,899            $198,062
                                                      ============================


During 1993, Mesa wrote off $6.2 million of non-productive assets of WestAir consisting primarily of preoperating costs and remaining lease obligations on two aircraft.

5.   Long-Term Debt, Capital Leases and Lines of Credit

     At September 30, 1995, Mesa had a line of credit with a bank of $11 million bearing interest at prime plus 1/2 percent (9.25% at September 30, 1995). At September 30, 1995 approximately $3.9 million letters of credit were outstanding under the line of credit. The line matures on March 1, 1996 and bears an annual fee of 1/4 percent.

     Mesa leases certain equipment under leases having noncancelable lease terms of more than one year which have been recorded as capital leases.

     Long-term debt and capital leases consists of the following:

                                                                                               September 30
                                                                                          1995              1994
                                                                                         -------------------------
                                                                                                 (in thousands)
     Notes payable to Beech Acceptance Corporation:
     $97,000  plus interest due monthly at prime
     (8-1/4% at September 30, 1995) through 2005.  Secured by aircraft.                  $15,761          $ 21,473

     Notes payable to banks:  $193,000 due monthly plus interest indexed to
     Adjusted Libor Rates (7.5%  to 7.9% at September 30, 1995)
     through 2006.  Secured by aircraft.                                                  26,346            28,775

     Note payable to First Interstate Bank of Texas:  $269,199 due monthly plus interest indexed to an Adjusted Libor Rate
     (6.83% at September 30, 1995) through 2005.  Secured by aircraft                     32,067            43,132

     Various notes payable and capital leases; due in monthly
     installments through 2003; interest indexed  to  prime
     and an Adjusted Libor Rate.  Secured by aircraft,
                                                                                         -------------------------
     expendable parts and equipment.                                                      12,520             6,866
                                                                                         -------------------------

     Total long-term debt and capital leases                                             $86,694          $100,246
     Less current portion                                                                 (8,283)           (8,474)
                                                                                         -------------------------
     Long-term debt and capital leases, excluding current portion                        $78,411          $ 91,772
                                                                                         -------------------------



     In 1993 proceeds from the First Interstate Bank of Texas debt were used to extinguish existing debt on certain aircraft. This resulted in a gain of $2.1 million which has been accounted for as an extraordinary item net of income tax effect of approximately $0.8 million. During 1994, certain notes were refinanced resulting in a gain of $0.7 million accounted for as an extraordinary item net of income tax effect of approximately $0.3 million.

     Principal maturities of long-term debt and capital leases for each of the next five years are as follows:



                        Year ending September 30:
                    ----------------------------------
                             (in thousands)
                    1996                      $ 8,283
                    1997                        8,501
                    1998                        8,648
                    1999                        8,576
                    2000                        8,394
                                              =======


6.   Income Taxes

     Income tax expense consists of the following:

                                             September 30
                                   1995          1994          1993
                                -----------------------------------
          Current:                          (in thousands)
               Federal          $ 6,899       $ 8,679       $ 5,367
                  State           1,617         1,462         1,305
                                -----------------------------------

                                  8,516        10,141         6,672
                                -----------------------------------
          Deferred:
               Federal              399         5,627         6,606
                 State               94           948         2,025
                                -----------------------------------
                                    493         6,575         8,631
                                -----------------------------------

     Total income tax expense   $ 9,009       $16,716       $15,303
                                ===================================

The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1995 and 1994 and 34.75 percent in 1993 to earnings before income taxes and extraordinary item) as follows:


                                                                         September 30
                                                             1995            1994            1993
                                                           -----------------------------------------
                                                                        (in thousands)
Computed "expected" tax expense                            $  8,058        $ 15,397        $ 14,018

Increase (reduction) in income taxes resulting from:
     Intangibles                                                  8              97              --
     Investment tax credits                                      --              --          (1,264)
     Tax exempt interest                                       (112)           (505)           (541)
     State taxes, net of federal tax benefit                    951           1,319           2,065
     Other                                                      104             408           1,025
                                                           ----------------------------------------

         Total income tax expense                          $  9,009        $ 16,716        $ 15,303
                                                           ========================================

Elements of deferred income tax assets (liabilities) are as follows:

                                                                              September 30
Deferred tax assets:                                                     1995            1994
                                                                       ------------------------
                                                                            (in thousands)
     Inventory, parts, and equipment reserves                          $  1,380        $    963
     Accrued expenses                                                     1,287             730
     Deferred credit                                                      3,345           2,484
     Other                                                                 (390)          1,062
     WestAir investment tax credit carryover                              1,627           1,788
     AMT credit carryover                                                12,290          13,154
     Unrealized holding gain on marketable securities                    (8,700)         (5,951)
     Benefit of net operating loss and tax credit carry forwards          3,091           5,482
                                                                       ------------------------
                                                                         13,930          19,712
Valuation allowance                                                      (3,000)         (4,000)
                                                                       ------------------------
Net deferred tax assets                                                  10,930          15,712

Deferred tax liabilities
     Depreciation and tax capital lease differences                     (39,391)        (40,961)
                                                                       ------------------------
 Net deferred taxes                                                    $(28,461)       $(25,249)
                                                                       ========================

The sources of deferred income tax (benefit) and its tax effects are as follows:


                                                           September 30
                                                               1993
                                                          --------------
                                                          (in thousands)
           Excess of tax capital lease expense
              over book operating lease expense             $ 5,509
           Excess of tax over book gain on sale of
              flight equipment                               (3,591)
           Difference in tax and book treatment for
              integration support                                --
           Excess of tax over book depreciation               9,140
           Write-off of certain assets                       (2,241)
           Benefit of deferred income taxes resulting          (226)
              from investment tax credit carryforward
           Other, net                                            40
                                                            -------
                                                            $ 8,631
                                                            =======


     Deferred tax assets include benefits estimated to be realized from the utilization of net operating loss carryforwards of $1.9 million, which expire from 2003 through 2006. Tax benefits from the loss carryforwards, which were obtained in the acquisition of Air Midwest, net of valuation allowance, have been recorded as a reduction of intangibles. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, Mesa has $3.8 million in the credit carryforwards which expire in 1997 through 2005.

     Mesa's U.S. Federal income tax returns for the tax years ended September 30, 1990, 1991, and 1992 are being examined by the IRS. A final report of proposed adjustments, including a tax assessment of approximately $4 million has been received from the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision has been made in the financial statements for the estimated impact, if any, of the examination.


7.   Stockholders' Equity

     On September 28, 1990, Mesa adopted a non-incentive stock option plan under which the maximum number of shares of stock that may be allocated under the plan is 1,170,000 shares. In addition, a directors' non-incentive stock option plan was adopted in which directors were granted stock options for 360,000 shares. Both of these plans expired September 28, 1995.


     On June 2, 1992, Mesa adopted an additional employee stock option plan which provides for the granting of options to purchase up to 2,250,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,999,481 shares have been granted.

     In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which 100,000 options have been granted.

On December 9, 1994, Mesa adopted an additional directors' stock option plan for outside directors. This plan provides for the grant of options for up to 50,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which 12,000 options have been granted.

Transactions in stock options under these plans are summarized as follows:


                                                                 Shares under                         Exercisable
                                                                   options          Price range         shares
                                                              ------------------------------------------------------
     Outstanding at September 30, 1992                            2,749,342       $ 1.67 - $ 7.34         590,046
             Granted                                                155,000       $12.50 - $19.25
             Exercised                                             (501,801)      $ 1.11 - $ 7.34
             Canceled                                              (183,268)               $ 7.09

     Outstanding at September 30, 1993                            2,219,273       $ 1.34 - $19.25       1,124,042
             Granted                                                658,400       $ 7.25 - $17.25
             Exercised                                             (534,129)      $ 1.34 - $12.75
             Canceled                                              (118,324)      $ 1.40 - $ 7.34

     Outstanding at September 30, 1994                            2,225,220                             1,099,318
             Granted                                                273,200       $ 6.00 - $ 8.38
             Exercised                                             (687,487)      $ 1.34 - $ 7.75
             Canceled                                              (185,867)      $ 7.09 - $17.25
     Outstanding at September 30, 1995                            1,625,066                               946,204

     At September 30, 1995, there were 988,519 shares of common stock available for grant under these plans.

     On March 16, 1993, Mesa effected a two-for-one stock split of its common stock. All references to number of shares and per,share computations in the financial statements and notes have been retroactively restated to reflect the splits.

     At its December 1, 1995 meeting, the Board of Directors of Mesa approved a stock buy-back program under which cash generated by operations may be used to repurchase Mesa common stock. During the initial phase of the program, Mesa may repurchase shares having a value of up to $30 million. The Board's intent is that available cash not required for working capital, general corporate purposes or other investment opportunities be used to repurchase Mesa common stock.


8.   Benefit Plans

     Mesa and WestAir have 401(k) plans under which employees may contribute up to 15 percent of their annual compensation, as defined. Mesa and WestAir currently make matching contributions of 50 percent of employees contributions up to 10 percent. To be eligible to participate in their respective plans, employees must be at least 21 years of age, have a minimum of one year of service with Mesa and have worked at least 1,000 hours. These plans are not available to certain union employees. Upon completing three years' service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. The employees become fully vested in employer contributions after seven years of employment. Mesa has the right to terminate the 401(k) plan at any time.

     Contributions by Mesa to the above plans for the years ended September 30, 1995, 1994 and 1993 were $1,097,023, $894,633 and $469,332, respectively.

     In September 1995, a new management incentive program was approved by the Board of Directors of Mesa. This new program replaced the old management incentive bonus program, which allowed a total bonus allocation of up to 10 percent of Mesa's earnings before income taxes, subject to annual review by the Board of Directors. The new management incentive program raised the salaries of executives and replaced the previous bonus provision with a plan that ties the corporate officers to an increase in the earning per share over the previous year, and the division/subsidiary executives to a specified rate of return on revenue. Each officer is capped as to the maximum amount of money that can be made in a given year. Total management salary and bonus compensation under the new program is significantly lower than total salary and bonus compensation under the previous program. This reduction is intended to re replaced by a defined stock option plan described in the following paragraph.

     Another component of the new management incentive program is the issuance of specified levels of options on an annualized basis to key executives. The new stock option plan would provide for options which would vest one-third per year on each consecutive anniversary date of the grant of the options. These options will have a 10-year life and will be subject to standard option provisions. The option plan is subject to shareholder approval at the 1996 annual meeting of shareholders.

     On March 9, 1993, Mesa adopted an Employee Stock Bonus Plan which provides for employees of Mesa to receive shares of Common Stock in lieu of discretionary cash bonuses accrued each quarter. The custodian of the plan is empowered to determine the times at which and the conditions under which the plan, on behalf of participating employees, purchases shares of Common Stock. All purchases of Common Stock by the custodian will be made at prices approximating fair market value on the date of purchase, subject to the limitation that only 1,000,000 shares may be purchased over the life of the plan. The bonuses paid under the plan for the year ended September 30, 1995, 1994 and 1993 were $541,044, $2,059,000 and $2,685,000, respectively.
     Employees of Mesa who participate in Mesa's management incentive program are not eligible to receive a stock bonus under the employee plan. As of September 30, 1995, a total of 276,351 shares have been issued pursuant to the plan.

9.   Lease Commitments

     a.   Operating Leases

          At September 30, 1995, Mesa leased 151 aircraft under noncancelable operating leases with remaining terms ranging up to 14 years. The aircraft leases require Mesa to pay all taxes, maintenance, insurance and other operating expenses. Certain leases contain provisions which allow for changes in rental payments based upon changes in prime interest rates. In addition, in some leases, Mesa has the option to terminate the leases at various times throughout the lease. Lease deposits totaling $13.9 million have been paid to secure the leases and are included in lease and equipment deposits on the accompanying consolidated balance sheet at September 30, 1995.

          On July 14, 1994 Mesa entered into an exchange of 12 aircraft with Atlantic Coast Airlines ("ACA"). Under the terms of the transaction, the sublease of 12 Embraer Brasilia aircraft by WestAir, a subsidiary of Mesa, to ACA, was terminated and WestAir repossessed the aircraft and incorporated them into its operation. WestAir assigned its leases for 12 Jetstream 31 aircraft to ACA and has no continuing obligation to the lessor of the 12 Jetstream 31 aircraft returned. In addition, Mesa acquired approximately $3 million of Brasilia rotable parts from ACA. At September 30, 1995 the exchange between WestAir and ACA was complete.

          On June 30, 1995 WestAir and Jet Acceptance Corporation entered into an agreement to reduce monthly lease rates for the entire fleet of 21 Jetstream 31 aircraft to economically feasible rates with terms beginning in April 1995 and expiring from December 31, 1998 to June 30, 2004. In exchange for this Agreement, WestAir agreed to waive all early aircraft lease termination rights and not create any lien or encumbrance over present or future assets or revenues other than for working capital and purchase money security interests. Mesa, or in lieu of Mesa, a third-party financial institution is required to provide a secured line of credit to WestAir to support WestAir's accounts receivable until WestAir is able to demonstrate that it can meet its obligations for a 12-month period.

          Certain lease agreements contain provisions which, among other things, require Mesa to maintain (I) certain levels of net worth, (ii) the code-sharing agreement between United and WestAir, and (iii) certain debt and working capital ratios. Payment of cash dividends is also restricted. At September 30, 1995 Mesa was in compliance with these provisions.

          In accordance with provisions of certain aircraft lease agreements, Mesa is required to fund certain cash deposits to trustees based on flight hours incurred for the payment of certain engine and airframe maintenance costs of leased aircraft. In December 1990, Mesa negotiated an agreement which suspended certain of its cash deposit requirements. The aircraft lessors have agreed to continue to waive the payment requirements on a month-to-month basis.

          Aggregate rental expense totaled $65.6 million (net of $.8 million of sublease income), $44.8 million (net of $8.2 million of sublease income) and $43.8 million (net of $9 million of sublease income) for the years ended September 30, 1995, 1994 and 1993, respectively.

          Future minimum lease payments under noncancelable operating leases are as follows:


                             Year Ending September 30
                   --------------------------------------------
                                  (In Thousands)
                   1996                                $ 72,742
                   1997                                  63,478
                   1998                                  60,436
                   1999                                  59,027
                   2000                                  57,500
                   Thereafter                           303,639

10.  Aircraft Acquisitions and Commitments

     At September 30, 1995, Mesa had commitments to acquire 33 Beechcraft model 1900D aircraft prior to December 1, 1996. Beech Acceptance Corporation has agreed to provide lease or debt financing, at Mesa's option. The current purchase price is approximately $4.1 million per aircraft. Mesa has made a $.8 million deposit for these aircraft which is included in lease and equipment deposits at September 30, 1995 in the accompanying consolidated balance sheet. Mesa has the option under certain specified conditions to trade in at stipulated value its 1900C aircraft in "as is" FAR part 135 airworthy condition as new 1900D aircraft are received.

     WestAir has an agreement (Embraer Agreement) (subject to purchase price escalations) to acquire 15 Embraer Brasilia jetprop aircraft, valued at approximately $7.4 million each at current price levels, for future delivery and has deposits under the aircraft purchase agreements, amounting to approximately $4 million as of September 30, 1995.

     In November 1995 WestAir and Embraer Aircraft Corporation amended the Embraer Agreement. Under the amended agreement, Mesa will acquire two Embraer Brasilia aircraft in December 1995. Mesa has arranged financing for these aircraft under operating leases. In addition, WestAir and Embraer have agreed to use their best efforts to negotiate a used aircraft purchase agreement within 90 days of November 30, 1995 under which Embraer would acquire 13 used aircraft from WestAir in exchange for WestAir acquiring 13 new aircraft from Embraer. WestAir's obligation to take delivery of 13 new Embraer aircraft is subject to availability of commercially reasonable financing. Should the parties be unable to agree on a used aircraft purchase agreement, or should commercially reasonable financing not be available, WestAir will have no obligation to take delivery of 13 additional aircraft. If the parties reach an agreement, the remaining 13 aircraft will be delivered beginning in August 1997 through November 1999.

     On December 9, 1993, Mesa entered into a letter of intent to acquire two Fokker 70 jet aircraft with an option for six additional aircraft. Delivery commenced in June and July 1995. The Fokker 70 is a 78-seat aircraft valued at approximately $23.5 million each. Under the agreement, Mesa can return the aircraft to Fokker between 12 and 18 months after delivery subject to six-month notification. These aircraft are financed through operating leases with twelve-year terms providing a one-year option to terminate the lease and return the aircraft or find other financing. Fokker is assisting Mesa in obtaining third-party financing. As of September 30, 1995 Mesa had made deposits under the agreement of approximately $1 million. Jet aircraft operations have been marginal to unprofitable and have not met management's expectations. As a result of recent operating results, management has begun discussions with Fokker to amend the agreement. Unless current operating results improve or Mesa is able to obtain amendments to the Fokker agreement, it may be necessary to exercise its option to return the aircraft. In the event Mesa decides to return the aircraft, Mesa would incur costs of approximately $3 million.

     During March 1995, Mesa entered into an agreement with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft with deliveries beginning in early 1996 through March 1997. Based on current expectations, the monthly lease payments are anticipated to be in a range from approximately $69,000 to $72,000 per plane. By September 30, 1995 Mesa had traded in five Dash-8-100 and nine Embraer Brasilia aircraft resulting in the reduction of its fleet of 14 aircraft during fiscal 1995. The seven Dash 8-300 and four additional Embraer Brasilia aircraft will be traded in on a one-for-one basis as the new 25 Dash 8-200 aircraft are delivered. The last 14 Dash 8-200 aircraft to be delivered will result in an increase in Mesa's fleet during 1996 and 1997. Bombardier will participate as needed to finance the new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft.

     As part of the aircraft purchase agreement, Bombardier has committed to purchase Dash-8-100 and Dash-8-300 parts related to aircraft being traded in. The aircraft deposit under the purchase contract is $7.5 million and Mesa has paid $5 million of this deposit. The remaining deposit will be satisfied with the delivery of the aforementioned Dash-8 parts.

     The Dash-8-200 aircraft purchase agreement provides for a spare parts support program, which includes the required parts to maintain the aircraft, excluding engines and propellers, for a period of seven years. Mesa will pay a fixed hourly charge per flight hour estimated to be approximately $4 million per year for the 25 Dash-8-200 aircraft.


11.  Supplemental Disclosures of Cash Flow Information

                                                                  SEPTEMBER 30

                                                   1995           1994              1993
                                              -------------------------------------------------
                                                               (in thousands)
Cash paid for interest                            $6,354         $7,861            $ 5,366

Cash paid for income taxes                        $4,961         $7,148            $ 9,039

     Mesa purchased property and equipment and made lease deposits upon which debt was assumed or incurred totaling approximately $110.8 million, and $87.6 million for the years ended September 30, 1994 and 1993, respectively. During 1995 Mesa did not purchase any property or equipment upon which debt was assumed.

12.  Commitments and Contingencies

     As of December 1, 1995, Mountain West, FloridaGulf and Liberty Express pilots voted to join Air Line Pilots Association (ALPA). Mesa is currently negotiating a definitive contract with Mountain West pilots and is in federal mediation. Negotiations for FloridaGulf and Liberty Express pilots have not begun. Westair and Air Midwest pilots are also represented by ALPA and WestAir pilots are currently in federal mediation regarding their contract negotiations. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and WestAir flight attendants are represented by the Association of Flight Attendants (AFA). During the current year, Mountain West flight attendants voted to join AFA and are in contract negotiations. No Mesa Air Group divisions or subsidiaries are parties to any other collective bargaining agreement or union contracts.

     The FAA anticipates enacting rules which would require commuter airlines with aircraft of 30 passenger seats or less operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Mesa is unable to determine the expense to be incurred in implementation of these changes until the rules are issued. The new rules will apply to all commuter airlines and Mesa management anticipates the entire industry will attempt to recover such cost increases through increased fares, which could result in reduced load factors. If in some regional air service markets where these expenditures cannot be supported by 19 passenger aircraft, Mesa may be forced to reduce service in these operations. Mesa does not anticipate the enactment of these rules to have a material adverse effect on Mesa's financial position.

     The fuel tax exemption expired September 30, 1995. If no additional legislation is passed to extend the exemptions, the total impact on Mesa would be an additional fuel cost during fiscal 1996 of approximately $3 million based on estimated fuel consumption. The company would attempt to recover these additional costs through increased fares, which could result in reduced load factors.

     WestAir Commuter Airlines, Inc. and the Airline Pilot's Association International (ALPA) are engaged in alleged unlawful misconduct litigation against each other. Each party seeks injunctive relief and monetary damages. Discovery is still in early stages; therefore, the relative strengths and weaknesses of the litigation is not sufficient to project the ultimate outcome.

     During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. These complaints have been consolidated by court order, and a consolidated complaint has been filed alleging that during various periods the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth, its ability to maintain expansion plans and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate) disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. During October 1995, the court has granted class certification in the action.

     In a related case, in September 1994 a shareholder derivative suit was filed in the United States District Court for the District of New Mexico, purportedly on behalf of Mesa. The complaint charges certain present and former officers and directors with violation of fiduciary duties in causing or permitting the exposure of Mesa the class action litigation described above and in selling Mesa stock based on inside information. The complaint seeks recovery for damages allegedly suffered by virtue of the alleged conduct, including any settlement or judgment in the class action, annulment of any indemnification agreements between the Company and its officers and directors, disgorgement to Mesa of any profits received on stock sales, and attorneys' fees.

     Discovery has not sufficiently progressed to a point enabling Mesa to make any assessment as to liability, damages or prospect of settlement in either the consolidated class action or the derivative litigation. Mesa and the corporate officers and directors deny the allegations made against them and intend to defend the lawsuits vigorously.

     Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

     In the belief of management, based upon information known at this time, the ultimate outcome of these proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's financial position.


13.  Financial Instrument Disclosure

     The carrying amount of cash and cash equivalents, receivables, notes receivable and accounts payable approximate fair value due to the short maturity periods of these instruments. The fair value of marketable securities is based on quoted market prices (see note 2).

     Substantially all of Mesa's long-term debt bears interest at rates which fluctuate with market rates and therefore the carrying amounts approximate fair value.


14.  Valuation and Qualifying Accounts


                                      Balance at beginning    Additions charged                      Balance at end
                                            of year          to costs & expenses    Deductions           of year
                                      --------------------   -----------------f--    ----------       --------------
          Allowance for obsolescence
           deducted from expendable
            parts and supplies
          September 30, 1995                         1,695                   --            495                1,200
          September 30, 1994                         1,250                  600            155                1,695

     During fiscal year 1995, $495,000 of allowance for obsolesence was transferred to Other Assets.

15.  Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly unaudited financial data (in thousands):

1995                                           First         Second          Third        Fourth
                                              Quarter        Quarter        Quarter       Quarter
                                             -----------------------------------------------------
Operating revenues                           $101,828       $106,435       $117,925       $128,350
Operating income                                5,779          2,264          7,141         14,388
Net earnings                                    2,745             63          3,615          7,589
Net earnings per share                       $    .08       $    .00       $    .11       $    .23

1995                                           First         Second          Third        Fourth
                                              Quarter        Quarter        Quarter       Quarter
                                             -----------------------------------------------------
Operating revenues                           $ 92,463       $ 93,793       $101,818       $108,060
Operating income                               13,093         10,504         12,730         12,047
Earnings before extraordinary item              7,839          6,293          7,247          5,897
Extraordinary item                                412             --             --             --
Net earnings                                    8,251          6,293          7,247          5,897
Earnings per share:
    Earnings before extraordinary item       $    .21       $    .17       $    .20       $    .17
    Extraordinary item                            .01             --             --             --
    Net earnings                             $    .22       $    .17       $    .20       $    .17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of the directors, executive officers and other significant members of management of Mesa and certain additional information:

                                                                                                          DIRECTOR
NAME                       AGE              POSITION                                                        SINCE
----                       ---              --------                                                      --------
Larry L. Risley(1)         51               Chief Executive Officer                                         1983
                                            and Chairman of the Board of Directors of
                                            Mesa Air Group

Clark Stevens              45               Director, President of Mesa Air Group, Inc.,                    1995
                                            and Chief Operating Officer

Blaine M. Jones            41               Director                                                        1985

E. Janie Risley(1)         49               Director                                                        1983

George W. Pennington       67               Director                                                        1986

Richard C. Poe             61               Director                                                        1986

Jack Braly                 54               Director                                                        1993

W. Stephen Jackson         48               Chief Financial Officer,                                        ----
                                            Treasurer and Vice President of Finance

Gary E. Risley(1)          37               Secretary, Vice President of Legal                              ----
                                            Affairs and General Counsel

Michael L. Ferverda        51               Vice President of Airline Operations                            ----

Grady H. Reed III          53               Vice President of Safety                                        ----

Charles A. Miller          53               Vice President of Maintenance                                   ----

Michael S. Lewis           38               President of Mountain West Airlines                             ----

Roland G. Bergeson         54               President of  WestAir Holding, Inc.                             ----

Archille D. Paquette       52               President of Air Midwest, Inc. and FloridaGulf Airlines         ----

George Lippemier           54               President of Desert Sun Airlines                                ----

Robert Dynan               39               President of Liberty Express Airlines                           ----

(1) Larry L. and E. Janie Risley are husband and wife and Larry L. Risley is Gary E. Risley's uncle.

The directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Mesa pays each director who is not an officer of Mesa a nominal fee for each meeting of the Board of Directors attended and reimburses expenses incurred in attending meetings.


LARRY L. RISLEY is Chief Executive Officer and Chairman of the Board of Directors of Mesa, positions he has held since Mesa was incorporated in 1983. He served as President of Mesa from 1983 until February 1995. From April 1979 until August 1982, Mr. Risley was President of Mesa Aviation Services, Inc., the fixed base operator at Farmington, New Mexico.

E. JANIE RISLEY is a member of Mesa's Board of Directors. From August 1982 until June 1990, Ms. Risley was Executive Vice President and Vice President responsible for personnel management, reservations, and station operations.

LARRY L. RISLEY and E. Janie Risley are husband and wife.

CLARK STEVENS was named President of Mesa Air Group, Inc. in February 1995. He served as President of FloridaGulf since February 1993. From December 1992 to February 1993, Mr. Stevens served as Vice President-DFW Division with Simmons Airlines dba American Eagle. From September 1990 to December 1992, he served as Executive Vice President of Metroflight, Inc. dba American Eagle ("Metro"). In 1991, Metro filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Metro emerged from Bankruptcy during 1992. Prior to his service at Metro, from August 1975 to September 1990, Mr. Stevens served as President of Chaparral Airlines, Inc.

BLAINE M. JONES is a member of the Board of Directors. Prior to his resignation from Mesa in March 1995, Mr. Jones held the position of President of Mountain West since July 1994 and Chief Financial Officer from April 1985 through March 1994 and Treasurer from December 1985 through July 1994.

GEORGE W. PENNINGTON has been a director of Mesa since January 1986. Mr. Pennington is President of Farmer Family Center, Inc., a retail supermarket; President of REDROX, Inc., a real estate development company; and general partner of Pennington Partnerships, a real estate development company, all located in Bloomfield, New Mexico.

RICHARD C. POE has been a director of Mesa since January 1986. He has been President and Chief Executive Officer of Dick Poe Chrysler-Plymouth, Inc. since 1962 and of Dick Poe Pontiac-Toyota, Inc. since 1980. He is also a director of M Bank, El Paso, Texas.

JACK BRALY was appointed as director of Mesa on December 6, 1993. Mr. Braly is currently serving as Vice President and General Manager -- North American Aircraft Modification of Rockwell International Corporation. He served as the President of Beech Aircraft Corporation from March 1991 until July 1993. Mr. Braly began with Beech in 1978 and worked in various management positions including Vice President of Operations and Vice President of Manufacturing until becoming President in March 1991.

GARY E. RISLEY is Secretary, Vice President of Legal Affairs and General Counsel for Mesa. He has held the position of General Counsel since September 1987 and the position of Corporate Secretary since March 1988. He has served as Vice President of Legal Affairs since February 1989. Mr. Risley is the nephew of Larry L. Risley, Chief Executive Officer and Chairman of the Board of Mesa.

W. STEPHEN JACKSON, a Certified Public Accountant, was appointed Chief Financial Officer of Mesa Air Group, Inc. in March 1994. In July 1994 he assumed the additional responsibilities of Treasurer and Vice President of Finance. Immediately prior to joining Mesa Air Group, Inc., Mr. Jackson was President of WSJ Development Company, a financial consulting and real estate development firm. Before that, Mr. Jackson was a partner at KPMG Peat Marwick serving clients for over twenty years in the transportation, financial institution, real estate and high technology industries.

MICHAEL L. FERVERDA is currently Vice President of Airline Operations for Mesa Air Group, Inc. Prior to that he served as Vice President of Flight Operations for the Mountain West division from 1994 to 1995. Ferverda joined Mesa in 1990 as a captain and subsequently served in various positions including flight instructor, check airman and assistant chief pilot until 1992 when he assumed the position of Director of Flight Operations. He served as Director of Flight Operations until 1994 upon promotion to Vice President of Flight Operations of Mountain West.

GRADY H. REED III was appointed Vice President of Safety in March 1995 and served as Vice President of Operations of Mesa from November 1989. His title changed to Vice President of Airline Operations in August 1990. From December 1988 to November 1989, Mr. Reed was Director of Maintenance, Division Manager, at Northrop Worldwide Aircraft Services, Inc.

CHARLES A. MILLER has served as Vice President of Maintenance of Mesa since October 1992. From January 1991 until his promotion, Mr. Miller served as Regional Vice President of Maintenance for Air Midwest. Prior to his service at Air Midwest, he served in the following capacities: Director of Maintenance, Field Aircraft Atlanta, November 1989 through December 1991; Manager of Quality Control, Atlantic Southeast Airlines, February 1989 to November 1989; Manager of Maintenance, AAR-Oklahoma, Inc., March 1987 to February 1989.

MICHAEL S. LEWIS became President of Mountain West Airlines (formerly the Mesa Airlines division) in 1995. Prior to being named President of Mountain West, Mr. Lewis was the Vice President of Passenger Services for that division since 1989. During 1987 and 1988 Lewis served as Director of Stations for Mesa.

ROLAND G. BERGESON has served as President of WestAir Holding, Inc., a wholly-owned subsidiary of Mesa Air Group, since February 1994. Prior to becoming President of WestAir, Mr. Bergeson served as President of Skyway Airlines, a former division of Mesa.

ARCHILLE D. PAQUETTE was appointed President of FloridaGulf during 1995. He still serves as President of Air Midwest as a replacement has not been appointed. Mr. Paquette began as a first officer with Air Midwest in October 1977 and progressed through the position of President of the subsidiary.

GEORGE LIPPEMEIER became President of Desert Sun Airlines, the newly formed Phoenix-based jet division of Mesa Air Group, Inc., in 1995. He began his career with Mesa in 1989 working in numerous operational and management positions, and in 1990 he became Director of Operations for several of Mesa's divisions. In 1992 Lippemeier was promoted to Vice President of Flight Operations at WestAir Holding, Inc.

ROBERT DYNAN has served as President of Liberty Express since January 1994. Prior to becoming President of Liberty Express, Mr. Dynan was Vice President of Passenger Services at WestAir from October 1992 to January 1994. Prior to service at WestAir Holding, Inc. he served as Vice President of Passenger Services at Air Midwest, Inc. since 1989.

Item 11. Executive Compensation

The information set forth in the 1995 Proxy Statement to shareholders is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth in the 1995 Proxy Statement to shareholders is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

Mesa will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.


PART IV

ITEM 14. EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  Documents filed as part of this report:


     1.   Reference is made to consolidated financial statement schedules in item 8 hereof.

     2.   Reports on Form 8-K

                  Other events - December 15, 1994
                  Other events - January 17, 1995
                  Other events - April 5, 1995
                  Other events - June 16, 1995

     3.   Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

    EXHIBIT
    NUMBER         DESCRIPTION                                      REFERENCE
    -------        -----------                                      ---------
      3.1          Restated Articles of Incorporation (as           Filed herewith
                   amended June 26, 1990, July 9, 1990, June 25,
                   1992, March 25, 1993 and March 29, 1995)

      3.2          Bylaws of Mesa Airlines, Inc., as amended to     Filed as Exhibit 3.2 to Amendment No. 1 to
                   date                                             Registrant's Form S-18, Registration No.
                                                                    33-11765, filed March 6, 1987, incorporated
                                                                    herein by reference

      4.1          Form of Common Stock certificate                 Filed as Exhibit 4.5 to Amendment No. 1 to
                                                                    Registrant's Form S-18, Registration No.
                                                                    33-11765 filed March 6, 1987, incorporated
                                                                    herein by reference

      4.2          Form of Common Stock certificate (issued         Filed as Exhibit 4.8 to Form S-1, Registration
                   after November 12, 1990)                         No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

      4.3          Incentive Stock Option Plan (as amended)         Filed as Exhibit 4.9 to Form S-1, Registration
                                                                    No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

      4.4          Employee Non-Incentive Stock Option Plan         Filed as Exhibit 4.10 to Form S-1, Registration
                   dated as of September 28, 1990                   No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

      4.5          Form of Non-Incentive Stock Option issued        Filed as Exhibit 4.11 to Form S-1, Registration
                   under Mesa Airlines, Inc. Employee               No. 33-35556 effective December 6, 1990,
                   Non-Incentive Stock Option Plan, dated as of     incorporated herein by reference
                   September 28, 1990

      4.6          Directors Non-Incentive Stock Option Plan,       Filed as Exhibit 4.12 to Form S-1, Registration
                   dated as of September 28, 1990                   No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

      4.7          Form of Non-Incentive Stock Option Plan          Filed as Exhibit 4.13 to Form S-1, Registration
                   issued under Mesa Airlines, Inc. Directors       No. 33-35556 effective December 6, 1990,
                   Non-Incentive Stock Option Plan, dated as of     incorporated herein by reference
                   September 28, 1990

      4.8          Employee Non-Incentive Stock Option Plan,        Filed as Exhibit 4.12 to Registrant's Form 10-K
                   dated as of June 2, 1992                         for the fiscal year ended September 30, 1992,
                                                                    Commission File No. 0-15495, incorporated herein
                                                                    by reference

      4.9          Form of Non-Incentive Stock Option Plan          Filed as Exhibit 4.13 to Registrant's Form 10-K
                   issued under Mesa Airlines, Inc. Employee        for the fiscal year ended September 30, 1992,
                   Non-Incentive Stock Option Plan, dated as of     Commission File No. 0-15495, incorporated herein
                   June 2, 1992                                     by reference

     4.10          Form of Outside Directors Stock Option           Filed  as Exhibit 4.11 to Registrant's Form 10-K
                   Plan, dated as of March 9, 1993                  for the fiscal year ended September 30, 1993,
                                                                    Commission File No. 0-15495 incorporated

     4.11          Form of Stock Option issued under Mesa
                   Airlines, Inc. Outside Director's Stock          Filed  as Exhibit 4.12 to Registrant's Form 10-K
                   Option Plan, dated as of March 9, 1993           for the fiscal year ended September 30, 1993
                                                                    incorporated here in by reference

     10.1          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.8 to Registrant's Form 10-K
                   Corporation and Mesa Airlines, Inc., dated       for the fiscal year ended September 30, 1989,
                   March 21, 1989, for Beechcraft 1900 UC-62        Commission File No. 0-15495, incorporated herein
                                                                    by reference

     10.2          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.11 to Registrant's Form 10-K
                   Corporation and Mesa Airlines, Inc., dated       for the fiscal year ended September 30, 1989,
                   March 21, 1989, for Beechcraft 1900 UC-70        Commission File No. 0-15495, incorporated herein
                                                                    by reference

     10.3          Amendment to Lease Agreements between Beech      Filed as Exhibit 10.11 to Form S-1, Registration
                   Acceptance Corporation and Mesa Airlines,        No. 33-35556 effective December 6, 1990,
                   Inc., dated August 31, 1989                      incorporated herein by reference

     10.4          Agreement between Beech Acceptance               Filed as Exhibit 10.17 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   August 4, 1989                                   incorporated herein by reference

     10.5          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.20 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   November 22, 1989, for Beechcraft 1900 UC-88     incorporated herein by reference

     10.6          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.21 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   December 19, 1989, for Beechcraft 1900 UC-91     incorporated herein by reference

     10.7          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.22 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   January 30, 1990, for Beechcraft 1900 UC-93      incorporated herein by reference

     10.8          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.23 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   February 5, 1990, for Beechcraft 1900 UC-85      incorporated herein by reference

     10.9          Lease Agreement between Beech Acceptance         Filed as Exhibit 10.24 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   March 15, 1990, for Beechcraft 1900 UC-90        incorporated herein by reference

     10.10         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.25 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   April 26, 1990, for Beechcraft 1900 UC-112       incorporated herein by reference

     10.11         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.27 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   April 26, 1990, for Beechcraft 1900 UC-106       incorporated herein by reference

     10.12         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.28 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   April 26, 1990, for Beechcraft 1900 UC-111       incorporated herein by reference

     10.13         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.29 to Form S-1, Registration
                   Corporation and Mesa Airlines, Inc., dated       No. 33-35556 effective December 6, 1990,
                   April 26, 1990, for Beechcraft 1900 UC-109       incorporated herein by reference

     10.14         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.29.1 to Form S-1,
                   Corporation and Mesa Airlines, Inc., dated       Registration No. 33-35556 effective December 6,
                   June 22, 1990, for Beechcraft 1900 UC-115        1990, incorporated herein by reference

     10.15         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.29.2 to Form S-1,
                   Corporation and Mesa Airlines, Inc., dated       Registration No. 33-35556 effective December 6,
                   June 22, 1990, for Beechcraft 1900 UC-119        1990, incorporated herein by reference

     10.16         Lease Agreement between Beech Acceptance         Filed as Exhibit 10.29.3 to Form S-1,
                   Corporation and Mesa Airlines, Inc., dated       Registration No. 33-35556 effective December 6,
                   August 24, 1990, for Beechcraft 1900 UC-118      1990, incorporated herein by reference

     10.17         Agreement between Beech Aircraft Corporation     Filed as Exhibit 10.30 to Form S-1, Registration
                   and Mesa Airlines, Inc., dated April 30, 1990    No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

     10.18         Sublease Agreement between Air Midwest, Inc.     Filed as Exhibit 10.32.1 to Form S-1,
                   and Mesa Airlines, Inc., dated April 27, 1990    Registration No. 33-35556 effective December 6,
                   for Embraer Brasilia aircraft 120.180            1990, incorporated herein by reference

     10.19         Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.2 to Form S-1,
                   Finance Corporation and Mesa Airlines, Inc.,     Registration No. 33-35556 effective December 6,
                   dated April 27, 1990, for Embraer Brasilia       1990, incorporated herein by reference
                   aircraft 120.180

     10.20         Agreement between Air Midwest, Inc. and Mesa     Filed as Exhibit 10.32.3 to Form S-1,
                   Airlines, Inc., dated February 27, 1990, for     Registration No. 33-35556 effective December 6,
                   purchase of four Embraer Brasilia aircraft       1990, incorporated herein by reference

     10.21         Letter Agreement between McDonnell Douglas       Filed as Exhibit 10.32.4 to Form S-1,
                   Finance Corporation, Air Midwest, Inc. and       Registration No. 33-35556 effective December 6,
                   Mesa Airlines, Inc., dated March 19, 1990, as    1990, incorporated herein by reference
                   amended, regarding lease and sublease of four
                   Embraer Brasilia aircraft

     10.22         Sublease Agreement between Air Midwest Inc.      Filed as Exhibit 10.32.5 to Form S-1,
                   and Mesa Airlines, Inc., dated July 26, 1990,    Registration No. 33-35556 effective December 6,
                   for Embraer Brasilia aircraft 120.193            1990, incorporated herein by reference

     10.23         Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.6 to Form S-1,
                   Finance Corporation and Mesa Airlines, Inc.,     Registration No. 33-35556 effective December 6,
                   dated July 26, 1990, for Embraer Brasilia        1990, incorporated herein by reference
                   aircraft 120.193

     10.24         Sublease Agreement between Air Midwest Inc.      Filed as Exhibit 10.32.7 to Form S-1,
                   and Mesa Airlines, Inc., dated September 26,     Registration No. 33-35556 effective December 6,
                   1990, for Embraer Brasilia aircraft 120.203      1990, incorporated herein by reference

     10.25         Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.8 to Form S-1,
                   Finance Corporation and Mesa Airlines, Inc.,     Registration No. 33-35556 effective December 6,
                   dated September 26, 1990, for Embraer            1990, incorporated herein by reference
                   Brasilia aircraft 120.203

     10.26         Agreement of Purchase and Sale of Assets         Filed as Exhibit 10.33 to Form S-1, Registration
                   between Aspen Airways, Inc. and Mesa             No. 33-35556 effective December 6, 1990,
                   Airlines, Inc., dated December 22, 1989, as      incorporated herein by reference
                   amended

     10.27         Expanded Partner Agreement between United Air    Filed as Exhibit 19.3 to Registrant's Form 10-Q
                   Lines, Inc., and Mesa Airlines, Inc., dated      for the quarterly period ended June 30, 1990,
                   February 15, 1990                                Commission File No. 0-15495, incorporated herein
                                                                    by reference

     10.28         Management Incentive Program                     Filed as Exhibit 10.40 to Form S-1, Registration
                                                                    No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

     10.29         Form of Directors' and Officers'                 Filed as Exhibit 10.41 to Form S-1, Registration
                   Indemnification Agreement                        No. 33-35556 effective December 6, 1990,
                                                                    incorporated herein by reference

     10.31         Agreement Relating to the Settlement of          Filed as Exhibit 10.45 to Form S-1, Registration
                   Interline Accounts through Airlines Clearing     No. 33-35556 effective December 6, 1990,
                   House, Inc., between Airlines Clearing House,    incorporated herein by reference
                   Inc. and Mesa Airlines, Inc., dated September
                   2, 1981

     10.32         Agreement between Beech Aircraft Corporation     Filed as Exhibit 10.42 to Form 10-K for fiscal
                   and Mesa Airlines, Inc., dated September 18,     year ended September 30, 1991, Commission File
                   1991                                             No. 0-15495, incorporated herein by reference

     10.33         Agreement between USAir, Inc. and Air            Filed as Exhibit 10.43 to Form 10-K for fiscal
                   Midwest, Inc.                                    year ended September 30, 1991, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.34         Agreement between USAir, Inc. and FloridaGulf    Filed as Exhibit 10.44 to Form 10-K for fiscal
                   Airlines, Inc.                                   year ended September 30, 1991, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.35         Sublease agreement between Trans States          Filed as Exhibit 10.45 to Form 10-K for fiscal
                   Airlines, Inc. and Air Midwest, Inc.             year ended September 30, 1992, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.36         Agreement for sale of assets to Express          Filed as Exhibit 10.46 to Form 10-K for fiscal
                   Airlines I, Inc. and Air Midwest, Inc.           year ended September 30, 1992, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.37         Agreement between Beech Aircraft Corporation,    Filed as Exhibit 10.47 to Form 10-K for fiscal
                   Beech Acceptance Corporation, Inc. and Mesa      year ended September 30, 1992, Commission File
                   Airlines, Inc., dated August 21, 1992            No. 0-15495, incorporated herein by reference

     10.38         Agreement between America West Airlines, Inc.    Filed as Exhibit 10.48 to Form 10-K for fiscal
                   and Mesa Airlines, Inc.                          year ended September 30, 1992, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.39         Agreement between United Air Lines, Inc. and     Filed as Exhibit 10.49 to Form 10-K for fiscal
                   WestAir Commuter Airlines, Inc. (WestAir)        year ended September 30, 1992, Commission File
                                                                    No. 0-15495, incorporated herein by reference

     10.40         Plan and Agreement to Merge between Mesa         Filed as Exhibit A to Form S-4 Registration No.
                   Airlines, Inc., Mesa Acquisition Corporation     33-45638, effective April 17, 1992, incorporated
                   and WestAir Holding, Inc., dated February 7,     herein by reference
                   1992.

     10.41         Certificate of Public Convenience and            Filed as Exhibit 10.1(a) to WestAir Holding,
                   Necessity for WestAir Commuter Airlines, Inc.    Inc.'s Registration Statement on Form S-1,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.42         Air Carrier Operating Certificate for WestAir    Filed as Exhibit 10. to WestAir Holding, Inc.'s
                                                                    Registration Statement on Form S-1, Commission
                                                                    File No. 33-24316, incorporated herein by
                                                                    reference

     10.43         Aircraft Purchase Agreement between              Filed as Exhibit 10.13 to WestAir Holding,
                   Embraer-Empresa Brasileira de Aeronautica        Inc.'s Registration Statement on Form S-1,
                   S.A. ("Embraer") and WestAir, dated January      Commission File No. 33-24316, incorporated
                   31, 1985 (No. 361-COI/85)                        herein by reference

     10.44         Aircraft Purchase Agreement between Embraer      Filed as Exhibit 10.14 to WestAir Holding,
                   and WestAir, dated January 31, 1985 (No.         Inc.'s Registration Statement on Form S-1,
                   362-COI/85)                                      Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.45         Aircraft Purchase Agreement between Embraer      Filed as Exhibit 10.15 to WestAir Holding,
                   and WestAir, dated October 29, 1987 (No.         Inc.'s Registration Statement on Form S-1,
                   111-COV/87), as amended by Letter of             Commission File No. 33-24316, incorporated
                   Agreement dated as of October 29,  1987 and a    herein by reference
                   Letter of Agreement dated as of June 13, 1988

     10.46         Original Agreement to Lease dated as of April    Filed as Exhibit 10.44 to WestAir Holding,
                   27, 1987 between NPA, Inc. ("NPA") and           Inc.'s Registration Statement on Form S-1,
                   British Aerospace, Inc. ("BAe") with a Letter    Commission File No. 33-24316, incorporated
                   to FG Holdings, Inc. ("FGH") dated March 11,     herein by reference
                   1988 and Amendment No. 1 to Agreement to
                   Lease dated as of March 3, 1988 between BAe
                   and FGH

     10.47         Side Letter Agreement to NPA from JACO dated     Filed as Exhibit 10.48 to WestAir Holding,
                   June 4, 1987                                     Inc.'s Registration Statement on Form S-1,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.48         Employment Agreement dated as of September 1,    Filed as Exhibit 10.51(a) to WestAir Holding,
                   1988 between WestAir and Timothy P. Flynn        Inc.'s Registration Statement on Form S-1,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.49         Employment Agreement dated as of September 1,    Filed as Exhibit 10.51(b) to WestAir Holding,
                   1988 between WestAir and Maurice J. Gallagher    Inc.'s Registration Statement on Form S-1,
                   Jr.                                              Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.50         Aviation Land and Building Lease and             Filed as Exhibit 10.164 to the Pre-effective
                   Agreement between City of Fresno, California     Amendment No. 1, filed October 19, 1988, to
                   and WestAir dated January 7, 1986                WestAir Holding, Inc.'s Registration Statement
                                                                    on Form S-1, Commission File No. 33-24316,
                                                                    incorporated herein by reference

     10.51         Airport Operating Permit between Airport         Filed as Exhibit 10.67 to WestAir Holding,
                   Commission of City and County of San             Inc.'s Registration Statement on Form S-1,
                   Francisco and WestAir                            Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.52         Purchase Agreement No. 158-COV/88 between        Filed as Exhibit 10.73(a) to WestAir Holding,
                   Embraer and WestAir, dated as of October 28,     Inc.'s Amendment No. 1 to Form 8-K filed January
                   1988                                             25, 1989, Commission File No. 33-24316,
                                                                    incorporated herein by reference

     10.53         Letter Agreement (I) between Embraer and         Filed as Exhibit 10.73(b) to WestAir Holding,
                   WestAir                                          Inc.'s Form 8-K filed December 6, 1988,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.54         Letter Agreement (II) between Embraer and        Filed as Exhibit 10.73(c) to WestAir Holding,
                   WestAir                                          Inc.'s Amendment No. 1 to Form 8-K filed January
                                                                    25, 1989, Commission File No. 33-24316,
                                                                    incorporated herein by reference

     10.55         Letter Agreement (III) between Embraer and       Filed as Exhibit 10.73(c) to WestAir Holding,
                   WestAir                                          Inc.'s Amendment No. 1 to Form 8-K filed January
                                                                    25, 1989, Commission File No. 33-24316,
                                                                    incorporated herein by reference

     10.56         Letter Agreement (IV) between Embraer and        Filed as Exhibit 10.73(b) to WestAir Holding,
                   WestAir                                          Inc.'s Form 8-K filed December 6, 1988,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.57         Letter Agreement (V) between Embraer and         Filed as Exhibit 10.73(b) to WestAir Holding,
                   WestAir                                          Inc.'s Form 8-K filed December 6, 1988,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.58         Promissory Note to Textron for spare parts as    Filed as Exhibit 10.80 to WestAir Holding,
                   executed by WestAir, dated December 30, 1988     Inc.'s Form 10-K dated December 31, 1988,
                                                                    Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.59         Agreement to lease Jetstream model 3101          Filed as Exhibit 2.1 to WestAir Holding, Inc.'s
                   aircraft and Jetstream model 3201 aircraft       Form 8-K filed June 8, 1989, Commission File No.
                   between BAe and WestAir, dated May 11, 1989      33-24316, incorporated herein by reference

     10.60         Amendment to Agreement to Lease dated May 11,    Filed as Exhibit 10.38 to WestAir Holding,
                   1989 between WestAir and BAe, dated February     Inc.'s Form 10-K for the year ended December 31,
                   15, 1990                                         1989, Commission File No. 33-24316, incorporated
                                                                    herein by reference

     10.61         Amended and Restated Stock Purchase              Filed as Exhibit 10.42(a) to WestAir Holding,
                   Agreement, dated September 30, 1991 among        Inc.'s Form 10-K for the year ended December 31,
                   WestAir Holding, Inc., WestAir Commuter          1991, Commission File No. 33-24316, incorporated
                   Airlines, Inc. and Atlantic Coast Airlines,      herein by reference
                   Inc., relating to the sale of the Atlantic
                   Coast division of WestAir Commuter Airlines,
                   Inc.

     10.62         Operating Agreement, dated October 15, 1991,     Filed as Exhibit 10.42(b) to WestAir Holding,
                   between WestAir and Atlantic Coast Airlines,     Inc.'s Form 10-K for the year ended December 31,
                   relating to the operation of Atlantic Coast      1991, Commission File No. 33-24316, incorporated
                   Airlines, Inc. pending receipt by Atlantic       herein by reference
                   Coast Airlines, Inc. of governmental
                   licenses, certificates and authority

     10.63         Escrow Agreement, dated October 15, 1991,        Filed as Exhibit 10.42(c) to WestAir Holding,
                   between Atlantic Coast Airlines, Atlantic        Inc.'s Form 10-K for the year ended December 31,
                   Coast Airlines, Inc., British Aerospace,         1991, Commission File No. 33-24316, incorporated
                   Inc., Jet Acceptance Corporation, WestAir        herein by reference
                   Commuter Airlines, Inc., WestAir Holding,
                   Inc. and Daugherty, Bradford & Fowler,
                   relating to the deposit and distribution of
                   aircraft subleases, airport consents and
                   other material documents relating to
                   operations of the Atlantic Coast division

     10.64         Option Agreement, dated September 30, 1991,      Filed as Exhibit 10.42(d) to WestAir Holding,
                   between WestAir Holding, Inc. and Atlantic       Inc.'s Form 10-K for the year ended December 31,
                   Coast Airlines providing for the grant of        1991, Commission File No. 33-24316, incorporated
                   options to purchase up to 10 Embraer model       herein by reference
                   EMB-120 Brasilia aircraft

    10.65          Agreement of Purchase and Sales of Assets by     Filed as Exhibit 10.90 to Mesa Airlines, Inc.
                   and among Crown Airways, Inc., Phillip R.        Form 10-K for the year ended September 30, 1994,
                   Burnaman, A. J. Beiga and Mesa Airlines,         Commission File No. 0-15495
                   Inc., dated as of December 16, 1993

    10.66          Supplemental Agreement  No. 9/03/94              Filed as Exhibit 10.66 to Mesa Airlines, Inc.
                   Beechcraft 1900 D Airliner Acquisition Master    Form 10-K for the year ended September 30, 1994,
                   Agreement between Mesa Airlines, Inc., Beech     Commission File No. 0-15495
                   Aircraft Corporation and Beech Acceptance
                   Corporation, Inc., dated as of September 23,
                   1994

    10.67          Form of Lease Agreement between Beech            Filed as Exhibit 10.67 to Mesa Airlines, Inc.
                   Acceptance Corporation, Inc. and Mesa            Form 10-K for the year ended September 30, 1994,
                   Airlines, Inc.,  negotiated September 30,        Commission File No. 0-15495
                   1994 for all prospective 1900 D Airliner
                   leases.

    10.68          Asset Purchase Agreement dated July 29, 1994     Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                   among Pennsylvania Commuter Airlines, Inc.,      Form 10-K for the year ended September 30, 1994,
                   dba Allegheny Commuter Airlines, USAir           Commission File No. 0-15495
                   Leasing and Services, Inc., and Mesa
                   Airlines, Inc.

    10.69          Letter Agreement in Principle dated as of        Filed as Exhibit 10.69 to Mesa Airlines, Inc.
                   October 16, 1994 among Air Wisconsin, Inc.,      Form 10-K for the year ended September 30, 1994,
                   United Air Lines Inc. and Mesa Airlines, Inc.    Commission File No. 0-15495
                   (Certain portions deleted pursuant to request
                   for confidential treatment)  (Referred to
                   erroneously as Exhibit 10.94 in letter asking
                   for confidential treatment to Securities and
                   Exchange Commission dated 12-23-94 from
                   Chapman & Cutler)

    10.70          Subscription Agreement between AmWest            Filed as Exhibit 10.70 to Mesa Airlines, Inc.
                   Partners, L.P. and Mesa Airlines, Inc. dated     Form 10-K for the year ended September 30, 1994,
                   as of June 28, 1994                              Commission File No. 0-15495

    10.71          Omnibus Agreement                                Filed as Exhibit 10.71 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.72          Aircraft Purchase and Sale Agreement             Filed as Exhibit 10.72 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.73          Expendable and Rotable Spare Parts and Sale      Filed as Exhibit 10.73 to Mesa Air Group, Inc.
                   Agreement                                        Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.74          United Express Agreement Amendment               Filed as Exhibit 10.74 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.75          Side Letter Agreement                            Filed as Exhibit 10.75 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.76          First Amendment to Omnibus Agreement             Filed as Exhibit 10.76 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.77          Operating Lease Agreement                        Filed as Exhibit 10.77 to Mesa Air Group, Inc.
                                                                    Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.78          Item 3. Legal Proceedings - Form 10-K dated      Filed as Exhibit 10.78 to Mesa Air Group, Inc.
                   September 30, 1994                               Form 10-Q for the quarter ended December 31,
                                                                    1994, Commission File No. 0-15495

    10.79          Purchase Agreement B95-7701-PA-200 between       Filed as Exhibit 10.79 to Mesa Air Group, Inc.
                   Bombardier, Inc. and Mesa Airlines, Inc.         Form 10-Q for the quarter ended March 31, 1995,
                                                                    Commission File No. 0-15495

    10.80          Purchase Agreement Amendment No. 5 and 6 to      Filed herewith
                   Aircraft Purchase Agreement between Embraer
                   Aircraft Corporation and WestAir Holding,
                   Inc. incorporated by reference from the Form
                   S-1 Registration Statement of WestAir
                   Holding, Inc.

     21.1          Subsidiaries list of Mesa Air Group, Inc.        Filed herewith

     23.1          Independent Auditors' Consent of KPMG Peat
                   Marwick LLP dated as of December 12, 1995        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   MESA AIRLINES, INC.



         By:  /s/ Larry L. Risley
              -------------------------------------
              Larry L. Risley
              Chief Executive Officer and Chairman of the Board of Directors



         By:  /s/ W. Stephen Jackson
              -------------------------------------
              W. Stephen Jackson
              Chief Financial Officer, Treasurer, and Vice President of Finance



    Dated:    December 14, 1995
              -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry L. Risley         Chairman, Chief Executive Officer, Director              December 14, 1995
--------------------------
Larry L. Risley


/s/ J. Clark Stevens        President, Chief Operating Officer                       December 14, 1995
--------------------------
J. Clark Stevens


/s/ Jack Braly              Director                                                 December 14, 1995
--------------------------
Jack Braly


/s/ Blaine M. Jones         Director                                                 December 14, 1995
--------------------------
Blaine M. Jones