Form 10-Q
period 1995-12-31
MESA AIR GROUP INC
filed 1996-02-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1995

                         Commission File Number 0-15495

                              MESA AIR GROUP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Mexico                                        85-0302351
-------------------------------------                    -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  2325 East 30th Street, Farmington, New Mexico                        87401
-------------------------------------------------                 --------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:               (505) 327-0271
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


On February 12, 1996, the Registrant had outstanding 29,992,792 shares of Common Stock.

PART I.           FINANCIAL INFORMATION

  Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                         Three Months Ended December 31
                    (in thousands, except per share amounts)

                                                                  1995        1994
                                                                --------------------
Operating revenues:
   Passenger                                                    $116,928    $ 98,515
   Freight and other                                               1,910       1,936
   Public service                                                  1,191       1,377
                                                                --------------------

          Total operating revenues                               120,029     101,828

Operating expenses:
   Flight operations                                              44,564      37,855
   Maintenance                                                    19,424      17,842
   Aircraft and traffic servicing                                 17,088      13,048
   Promotion and sales                                            18,116      16,839
   General and administrative                                      7,522       6,301
   Depreciation and amortization                                   5,713       4,164
                                                                --------------------

          Total operating expenses                               112,427      96,049

          Operating income                                         7,602       5,779
                                                                --------------------

Non-operating income (expenses):
   Interest expense                                               (1,621)     (1,210)
   Interest income                                                   645         715
   Other                                                            (317)       (857)
                                                                --------------------

          Total non-operating income (expenses)                   (1,293)     (1,352)

          Earnings before income tax expense                       6,309       4,427
Income tax expense                                                 2,435       1,682
                                                                --------------------

   Net earnings                                                 $  3,874    $  2,745
                                                                ====================

Average common and common equivalent shares outstanding           33,679      33,586
                                                                ====================

Earnings per common and common equivalent shares outstanding:
   Net earnings                                                 $   0.12    $   0.08
                                                                ====================

                              MESA AIR GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                                   December 31  September 30
                                                                      1995          1995
                                                                   -------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 47,585     $ 53,675
    Marketable securities                                              49,687       45,559
    Receivables, principally traffic                                   44,100       44,811
    Expendable parts and supplies, net                                 23,374       24,682
    Prepaid expenses and other current assets                           5,344        6,923
                                                                   -------------------------

          Total current assets                                        170,090      175,650

Property and equipment, net                                           169,382      170,899
Lease and equipment deposits                                           24,575       26,147
Intangibles, net                                                       59,787       60,598
Other assets                                                           12,558       13,428
                                                                   -------------------------

          Total assets                                               $436,392     $446,722
                                                                   =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases             $  7,792     $  8,283
    Accounts payable                                                   17,430       23,205
    Income taxes payable                                                1,757        1,073
    Air traffic liability                                               5,345        5,131
    Accrued compensation                                                3,961        3,937
    Other accrued expenses                                             11,462       13,985
                                                                   -------------------------

          Total current liabilities                                    47,747       55,614

Long-term debt and capital leases, excluding current portion           71,732       78,411
Deferred credits                                                       30,025       28,353
Deferred income taxes                                                  30,121       28,461
Stockholders' equity:
    Preferred stock of no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                       --           --
    Common stock of no par value, 75,000,000  shares authorized;
      32,657,792 and 33,460,742 shares  issued and outstanding        146,476      151,957
    Retained earnings                                                  94,751       90,876
    Unrealized gain on marketable securities, net                      15,540       13,050
                                                                   -------------------------

          Total stockholders' equity                                  256,767      255,883
                                                                   -------------------------

          Total liabilities and stockholders' equity                 $436,392     $446,722
                                                                   =========================

                              MESA AIR GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31

                                                               1995       1994
                                                             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $  3,874   $  2,745
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
    Depreciation and amortization                               5,713      4,552
    Amortization of deferred credits                             (655)      (388)
    Stock bonus plan                                              441        293
Changes in assets and liabilities:
    Receivables                                                   711      8,492
    Expendable parts and supplies                               1,068     (1,534)
    Prepaid expenses and other current assets                   1,579        580
    Accounts payable                                           (5,775)       (88)
    Other accrued liabilities                                  (1,601)    (5,508)
                                                             -------------------

          NET CASH FLOWS FROM OPERATING ACTIVITIES              5,355      9,144

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (7,694)    (2,738)
    Proceeds from sale of property and equipment                6,042      3,336
    Proceeds from sale of marketable securities                 --        19,148
    Other assets                                                  500       (743)
    Lease and equipment deposits                                2,572       (873)
                                                             -------------------

          NET CASH FLOWS FROM INVESTING ACTIVITIES              1,420     18,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and  obligations
  under capital leases                                         (7,168)    (2,088)
Proceeds from issuance of common stock                             48         71
Stock repurchase program                                       (5,970)    --
Proceeds from deferred credits                                    225      1,167
                                                             -------------------

          NET CASH FLOWS FROM FINANCING ACTIVITIES            (12,865)      (850)

          NET CHANGE IN CASH AND CASH EQUIVALENTS              (6,090)    26,424

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               53,675     35,567
                                                             -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 47,585   $ 61,991
                                                             ===================

                              MESA AIR GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31


Supplemental disclosures of cash flow information:

                                                     1995                  1994
                                                    ------                ------
Cash paid during the period for:

        Interest                                    $1,621                $1,662

        Income taxes                                 1,752                   953

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. All intercompany accounts have been eliminated.

      These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries WestAir Holding, Inc., Air Midwest, Inc., San Juan Pilot Training, Inc., and Four Corners Aviation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Income tax expense is based upon Mesa's annual effective tax rate of 38.6 percent.

4.    Legal Proceedings:

      See Part II.  Item 1.

5.     Subsequent Events:

      Mesa has elected to include 1.5 million shares of America West Airlines, Inc. stock held by the Company in America West's public offering scheduled to occur during February 1996. This will result in the sale and recognition of the gain on those shares.

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. ("Mesa") and its divisions and subsidiaries is a group of six regional airlines and other related companies operating in various regions across the United States. Mountain West Airlines provides service to the general public as America West Express, United Express and Mesa Airlines. In addition, Mesa operates FloridaGulf Airlines and Liberty Express Airlines providing service as USAir Express. During the Summer of 1995 a new division was formed named Desert Sun Airlines which operates jet aircraft providing service as America West Express. Mesa also operates Air Midwest, Inc., providing service as USAir Express, and WestAir Holding, Inc. (operating through its wholly-owned subsidiary WestAir Commuter Airlines, Inc.), providing service as United Express.

The following table sets forth selected operating data of the Company for the periods indicated below:

                                 OPERATING DATA

                                                    Three Months Ended
                                                       December 31

                                                  1995             1994
                                                ---------        ---------
Passengers                                      1,610,268        1,425,632
Available seat miles (000)                        629,483          533,278
Revenue passenger miles (000)                     342,901          264,733
Load factor                                          54.5%            49.6%
Yield per revenue passenger mile                     34.1 cents       37.2 cents
Operating cost per available seat mile               17.9 cents       18.0 cents
Revenue per available seat mile                      19.1 cents       19.1 cents
Average stage length (miles)                          166              160

                                 FINANCIAL DATA

                                                     Three Months Ended
                                                        December 31
                                ------------------------------------------------------------
                                           1995                            1994
                                ------------------------------------------------------------
                                 Cost per    Percent of total    Cost per   Percent of total
                                    ASM     operating revenues      ASM         operating
                                                                                revenues
                                ------------------------------------------------------------
Flight operations                7.1 cents        37.1%          7.1 cents        37.2%
Maintenance                      3.1 cents        16.2%          3.3 cents        17.5%
Aircraft and traffic servicing   2.7 cents        14.2%          2.4 cents        12.8%
Promotion and sales              2.9 cents        15.1%          3.2 cents        16.5%
General and administrative       1.2 cents         6.3%          1.2 cents         6.2%
Depreciation and amortization    0.9 cents         4.8%          0.8 cents         4.1%
                                ------------------------------------------------------------

Total operating expenses        17.9 cents        93.7%         18.0 cents        94.3%
Interest expense                 0.3 cents         1.4%          0.2 cents         1.2%


OPERATIONS

For the three months ended December 31, 1995 Mesa experienced an 18 percent growth in revenues from $101.8 million to $120.0 million when compared with the three months ended December 31, 1994. This growth in revenue can be attributed to a 13 percent increase in passengers carried in addition to a 5 percent increase in average ticket prices to $72.63 for the quarter ended December 31, 1995 from $69.10 for the quarter ended December 31, 1994.

The increase in passengers is partially attributable to the introduction of two jet aircraft into scheduled service during June and July of 1995. Negative press regarding regional airline safety issues, direct competition in the Southeast and indirect competition on the West Coast and on all USAir code-sharing routes resulted in lower average fares and decreased passenger traffic in December 1994. However, during the quarter ended December 31, 1995, ticket prices and passenger traffic returned to more normal levels. Continental Lite's abandonment of jet service which resulted in significant rescheduling of the directly competitive Continental Express service in the FloridaGulf markets and significant operational changes made in the WestAir subsidiary's markets resulted in increased passenger traffic and fares.

Operating expenses were 17.9 cents per available seat mile (ASM) for the quarter ended December 31, 1995 compared to 18.0 cents per ASM for the quarter ended December 31, 1994. Maintenance costs decreased from 17.5 percent of operating revenues in the quarter ended December 31, 1994 to 16.2 percent of operating revenues in the quarter ended December 31, 1995. During the quarter ended December 31, 1994, increased maintenance costs on engine overhauls for Embraer Brasilia aircraft received in exchange for J-31 Jetstream aircraft from Atlantic Coast Airlines were incurred, and these costs were not incurred in the quarter ended December 31, 1995. In addition, older aircraft are periodically being returned for newer aircraft resulting in reduced maintenance costs overall.

The increase in aircraft and traffic servicing costs as a percentage of total operating revenues is offset by the decrease in promotion and sales cost as a percentage of total operating expenses for the quarter ended

December 31, 1995. This is due to a reclassification of USAir traffic connection credits in all USAir Express operations from aircraft and traffic servicing to promotion and sales in August 1995.

There were no other significant shifts in the individual cost components for the same period in the prior year.

As a result of the factors noted above, operating income increased to $7.6 million in the quarter ended December 31 1995 from $5.8 million in the quarter ended December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at December 31, 1995 were $97.3 million compared to $99.2 million at September 30, 1995. The Company has historically generated cash from operations which has been sufficient to meet its operating needs. Cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions, capital expenditures and a stock repurchase program.

Mesa had receivables of $44.1 million at December 31, 1995 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs.

Mesa currently has an $11 million line of credit, of which approximately $7 million is available. This line of credit is primarily used to facilitate the issuance of letters of credit.

During the first quarter of fiscal year 1996, Mesa began a stock repurchase program under which the Company may repurchase shares having a value of up to $30 million. By February 12, 1996, approximately 3.5 million shares had been repurchased for approximately $30 million.

As of December 31, 1995, the Company had aggregate indebtedness of $79.5 million payable to various parties under promissory notes issued in connection with the purchase of aircraft and related equipment. The notes have interest rates ranging from 6.8 percent to 8.75 percent, maturities ranging from 1995 to 2006 and require monthly installments aggregating approximately $650,000.

In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At December 31, 1995, 156 aircraft were leased by the Company with terms ranging up to 15 years. Aircraft lease expense for the quarter ended December 31, 1995 was $17.6 million. Future lease payments due under all aircraft operating leases were approximately $540 million at December 31, 1995.

As of December 31, 1995, the Company had 23 Beechcraft 1900D aircraft on order. These aircraft are being delivered at the rate of approximately two per month. The agreement giving Mesa the right to receive the 1900D aircraft allows Mesa to trade in existing Beechcraft 1900C aircraft in an "as-is" condition so long as such aircraft are airworthy. Beech Acceptance Corporation has agreed to provide lease or debt financing for these aircraft under terms similar to financing provided in the past. By December 1996, Mesa expects to take delivery of 23 1900D aircraft and will return all remaining 1900C (19) aircraft.

WestAir has an agreement (Embraer Agreement) to acquire 15 Embraer EMB-120 Brasilia aircraft which was amended in November 1995. Under the amended agreement, Mesa acquired two Embraer Brasilia aircraft in December 1995. In addition, WestAir and Embraer have agreed to use their best efforts to negotiate a used aircraft purchase agreement under which Embraer would acquire 13 used aircraft from

WestAir in exchange for WestAir acquiring 13 new aircraft from Embraer. WestAir's obligation to take delivery of 13 new Embraer aircraft is subject to availability of commercially reasonable financing. Should the parties be unable to sell existing aircraft or agree on a used aircraft purchase agreement, or should commercially reasonable financing not be available, WestAir will have no obligation to take delivery of the 13 additional aircraft. If the parties reach an agreement, the remaining 13 aircraft will be delivered beginning in August 1997 through November 1999.

Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash-8-200 aircraft with deliveries beginning in Spring 1996 and ending in Summer 1997. During January 1996, Mesa returned five Dash-8-300 aircraft to Bombardier as part of the Dash-8-200 trade-in program. Mesa will trade in two Dash-8-300 and four additional Embraer Brasilia aircraft on a one-for-one basis as the new Dash-8-200 aircraft are delivered. The last 19 Dash 8-200 aircraft to be delivered will result in an increase in Mesa's fleet in 1996 and 1997. Bombardier will participate as needed to finance the new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash-8-200 aircraft.

Mesa accepted delivery of two Fokker 70 jet aircraft during the Summer of 1995 and has an option to acquire six additional aircraft. The agreement with Fokker allows Mesa the right to return the aircraft to Fokker between 12 and 18 months after delivery, subject to a six-month notification. Jet aircraft operations have become marginally profitable; however, they have not met management's expectations. As a result, management has begun discussions with Fokker to amend the agreement. Unless future operating results improve or Mesa is able to obtain amendments to the Fokker agreement, it may be necessary to exercise its option to return the aircraft. Also, during January 1996, Fokker announced a suspension of payments, which is similar to a Chapter 11 Bankruptcy in the United States. If Fokker has not resolved its financial problems by April 1996, the Company may decide to exercise its option to return the two Fokker 70 aircraft to the manufacturer, cancel its options for six additional aircraft and locate other suitable jet equipment. Mesa currently has deposits under the agreement of approximately $1 million. In the event the decision is made to return the aircraft, the Company would incur return costs of approximately $3 million.

During the quarter ended December 31, 1995, Mesa created a wholly-owned subsidiary, MAGI Insurance, Ltd., a captive insurance company. This entity is an offshore company located in Barbados, W.I. utilized to insure risk related to lost baggage and freight. In the future, the Company plans to utilize the captive insurance company for other insurance-related matters.

During December 1995, the FAA announced rules which require commuter airlines with aircraft of 30 or fewer passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Based on the rules announced in December, Mesa anticipates a one-time cost of approximately $75,000 in fiscal 1996 and $2.1 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted rules. In addition, an ongoing cost of approximately $800,000 per year subsequent to 1997 is anticipated in order to comply with the rules enacted by the FAA.

In November 1995, Congress reduced the federal program subsidizing service to small communities (the Essential Air Service program). The Department of Transportation (D.O.T.) unilaterally reduced funding to all Essential Air Service markets by 20 percent following the Congressional action. While the revenue from this program is less than one percent of Mesa's total revenue, Mesa believes this action by the D.O.T. was illegal and has begun legal proceedings to recover its damages caused by D.O.T.'s action.

On October 1, 1995, the airline industry became subject to a $.043 per gallon tax on jet fuel as a result of expiration of a fuel tax exemption applicable to airlines. The additional fuel tax of $.043 per gallon resulted in approximately $800,000 additional fuel expense during the quarter. New legislation has been proposed, but not yet passed, to exempt the airline industry from this tax.

Negotiation of pilot contracts for Mesa's Mountain West division and WestAir subsidiary continue. Mesa management and the Air Line Pilots Association continue to make progress in development of a contract; however, no final resolution has been made.

 The following table lists the aircraft operated by Mesa as of December 31, 1995:

                                  Number of Aircraft
                         ------------------------------------          Passenger
Type of Aircraft         Owned          Leased          Total           Capacity
--------------------------------------------------------------------------------
Beechcraft 1900            22              92            114               19
Embraer Brasilia            2              34             36               30
BAe Jetstream 31                           21             21               19
Dash 8-300                                  7              7               50
Fokker 70                                   2              2               78
                           ---------------------------------
Total                      24             156            180
                           ---------------------------------


The following table lists aircraft operated by division as of December 31, 1995:

                                              AIRCRAFT BY DIVISION
                     ---------------------------------------------------------------------
                     Mountain   Desert                             Air     Liberty
                       West      Sun     WestAir   FloridaGulf   Midwest   Express   Total
                     ---------------------------------------------------------------------
Beech 1900              47                              40          12        15      114
Embraer Brasilia        14                  13           9                             36
BAe Jetstream 31                            21                                         21
Dash 8-300               7                                                              7
Fokker 70                         2                                                     2
                     ---------------------------------------------------------------------
Total                   68        2         34          49          12        15      180

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              The contents of Item 3. Legal Proceedings from the Form 10-K filed for the fiscal year ended September 30, 1995 has been incorporated by reference.

Item 2.       Change in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MESA AIR GROUP, INC.
                                                  Registrant


Date:                                             /s/ W. Stephen Jackson
                                                  ------------------------------
                                                  W. Stephen Jackson
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)