Form 10-Q
period 1996-03-31
MESA AIR GROUP INC
filed 1996-05-13
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996                             Commission File
                                                                  Number 0-15495


                              MESA AIR GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Mexico                                         85-0302351
  ------------------------------                           -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


  2325 East 30th Street, Farmington, New Mexico                    87401
  ---------------------------------------------                  ----------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (505) 327-0271
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


On May 10, 1996, the Registrant had outstanding 28,098,975 shares of Common
Stock.

PART I.   FINANCIAL INFORMATION

  Item 1.
                              MESA AIR GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                            Three Months Ended         Six Months Ended
                                                 March 31                  March 31

                                             1996         1995         1996         1995
                                           -----------------------------------------------
Operating revenues:
   Passenger                             $118,237     $103,773     $235,165     $202,439
   Freight and other                        2,737        3,112        5,837        6,425
                                         -----------------------------------------------
         Total operating revenues         120,974      106,885      241,002      208,864
                                         -----------------------------------------------
Operating expenses:
   Flight operations                       43,796       41,693       88,360       79,549
   Maintenance                             19,265       17,465       38,689       35,307
   Aircraft and traffic servicing          19,786       16,710       36,874       30,487
   Promotion and sales                     18,033       17,696       36,149       33,958
   General and administrative               7,106        6,439       14,627       12,739
   Depreciation and amortization            4,664        4,618       10,378        8,782
                                         -----------------------------------------------
         Total operating expenses         112,650      104,621      225,077      200,822
                                         -----------------------------------------------
         Operating income                   8,324        2,264       15,925        8,042
                                         -----------------------------------------------
Non-operating income (expenses):
   Interest expense                        (1,520)      (1,772)      (3,141)      (2,982)
   Interest income                            406          377        1,052        1,093
   Other                                   11,763         (768)      11,446       (1,625)
                                         -----------------------------------------------
   Total non-operating income (expenses)   10,649       (2,163)       9,357       (3,514)
                                         -----------------------------------------------
         Earnings before income taxes      18,973          101       25,282        4,528
Income tax expense                          7,108           38        9,543        1,720
                                         -----------------------------------------------
   Net earnings                          $ 11,865     $     63     $ 15,739     $  2,808
                                         ===============================================
Average common and common equivalent
  shares outstanding                       30,696       33,282       32,199       33,281
                                         ===============================================
   Net earnings per common and
     common equivalent share             $   0.39     $   0.00     $   0.49     $   0.08
                                         ===============================================

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                               March 31   September 30
                                                                 1996         1995
                                                               -----------------------
ASSETS
  Current assets:
  Cash and cash equivalents                                    $ 34,196     $ 53,675
  Marketable securities                                          14,020       40,901
  Receivables, principally traffic                               43,574       44,811
  Expendable parts and supplies, net                             27,172       24,682
  Prepaid expenses and other current assets                       6,943        6,923
                                                               ---------------------
        Total current assets                                    125,905      170,992

Property and equipment, net                                     158,931      170,899
Lease and equipment deposits                                     25,084       26,147
Intangibles, net                                                 58,741       60,598
Other assets                                                     30,748       18,086
                                                               ---------------------
          Total assets                                         $399,409     $446,722
                                                               =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital leases           $  8,306     $  8,283
Accounts payable                                                 17,006       23,205
Income taxes payable                                              6,823        1,073
Air traffic liability                                             4,995        5,131
Other accrued expenses                                           21,871       17,922
                                                               ---------------------
          Total current liabilities                              59,001       55,614

Long-term debt and capital leases, excluding current portion     66,637       78,411
Deferred credits and accrued liabilities                         36,652       28,353
Deferred income taxes                                            21,371       28,461
Stockholder's equity:
  Preferred stock of no par value, 2,000,000 shares
    authorized; no shares issued and outstanding                 --           --
  Common stock of no par value, 75,000,000
    shares authorized; 28,088,442 and 33,460,742
    shares issued and outstanding                              99,230      151,957
  Unrealized gain on marketable securities, net                 9,903       13,050
  Retained earnings                                           106,615       90,876
                                                             ---------------------
        Total stockholders' equity                            215,748      255,883
                                                             ---------------------
  Total liabilities and stockholders' equity                 $399,409     $446,722
                                                             =====================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                            Six Months Ended March 31

                                                          1996           1995
                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $ 15,738       $  2,808
  Adjustments to reconcile net earnings to
    net cash flows from operation activities:
  Depreciation and amortization                          10,377          8,782
  Reserve for contingent liabilities                     10,000           --
  (Gain) Loss on disposal of property & equipment          --              (29)
  (Gain) Loss on sale of securities                     (22,008)          --
  Amortization of deferred credits                       (1,382)          --
  Stock bonus plan                                          565            385
  Changes in assets and liabilities:
      Receivables                                          (863)         2,187
      Inventories                                           (85)        (4,218)
      Prepaid expenses and other current assets             (20)        (1,093)
      Accounts payable                                   (3,399)         2,794
      Other accrued liabilities                           2,162         (6,961)
                                                       -----------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES:          11,085          4,655

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (14,457)       (32,372)
  Proceeds from sale of property and equipment            7,154         28,696
  Proceeds from sale of marketable securities            36,861         24,397
  Intangibles                                              --          (31,113)
  Other assets                                           (2,689)         1,671
  Lease and equipment deposits                            2,163         (3,155)
  Collection of notes receivable                           --              466
                                                       -----------------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES           29,032        (11,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and
    obligations under capital leases                     (9,204)        (5,032)
  Proceeds from issuance of common stock                    419            152
  Stock buyback program                                 (53,711)          --
  Proceeds from deferred credits                          2,900          2,267
                                                       -----------------------
      NET CASH FLOWS FROM FINANCING ACTIVITIES          (59,596)        (2,613)
                                                       -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (19,479)        (9,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         53,675         35,567
                                                       -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 34,196       $ 26,199
                                                       =======================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Six Months Ended March 31

Supplemental disclosures of cash flow information:

Cash paid during the period for:            1996           1995
                                          ---------------------
Interest                                  $3,141         $2,932
Income taxes                               4,034          3,108

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries WestAir Holding, Inc., Air Midwest, Inc., San Juan Pilot Training, Inc., Four Corners Aviation, Inc., MAGI Insurance, Ltd., and Mesa Leasing, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures contained in Mesa's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission.

3.       Income tax expense is based upon Mesa's annual effective tax rate of
         38.6 percent.

4. The Company has established a reserve in the amount of $10 million in respect of the prospective resolution of certain disputed state and federal regulatory tax matters and the costs of defense of the shareholder lawsuits discussed in Part II., Item 1., Legal Proceedings. The $10 million reserves consist of $5.7 million for costs of aggressive defense in pending shareholder lawsuits in addition to $1.8 million related to assessed claims by the IRS and $2.5 million reserve for possible tax claims from various states. In the event these matters are settled in the Company's favor, all or a portion of the unnecessary amounts will be returned to income.

5. Certain 1995 balances have been reclassified to conform to the 1996 presentation. For the three and six month periods ended March 31, 1995, $635,000 and $1.2 million, respectively, related to USAir connection credits were reclassified from promotion and sales to aircraft and traffic servicing for consistent presentation with current year. In addition, $450,000 and $600,000, respectively, for the three- and six-month periods ended March 31, 1995 were reclassified from passenger revenues to aircraft and traffic servicing for consistent presentation with the current year of accounting for flight interrupt manifest costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. ("Mesa") and its divisions and subsidiaries is a group of six regional airlines and other related companies operating in various regions across the United States. Mountain West Airlines provides service to the general public as America West Express, United Express and Mesa Airlines. In addition, Mesa operates FloridaGulf Airlines and Liberty Express Airlines providing service as USAir Express. Mesa also owns Air Midwest, Inc., providing service as USAir Express, and WestAir Holding, Inc. (operating through its wholly-owned subsidiary WestAir Commuter Airlines, Inc.), providing service as United Express. Desert Sun Airlines operates jet aircraft providing service as America West Express.

The following table sets forth selected operating data of the Company for the periods indicated below:

                                              Three Months Ended          Six Months Ended
                                                   March 31                   March 31
                                       ------------------------------------------------------
                                          1996           1995          1996           1995
                                       ------------------------------------------------------
Passengers                             1,549,865      1,402,019      3,160,133      2,827,651
Available seat miles (ASMs) (000)        613,407        555,038      1,242,825      1,088,316
Revenue passenger miles (000)            338,826        264,743        681,725        529,477
Load factor                                 55.2%          47.7%          54.9%          48.7%
Yield per revenue passenger mile       34.9(cents)   39.2(cents)    34.5(cents)    38.2(cents)
Operating cost per available seat mile 18.4(cents)   18.8(cents)    18.1(cents)    18.5(cents)
Revenue per available seat mile        19.7(cents)   19.2(cents)    19.4(cents)    19.2(cents)
Average stage length                         168            161            167            161
Number of aircraft in fleet                  174            182            174            182

Three Months Ended March 31, 1996 Versus Three Months Ended March 31, 1995

                                              Three Months Ended March 31
                               -------------------------------------------------------
                                          1996                        1995
                               -------------------------------------------------------
                                             Percent of                   Percent of
                                  Cost     total operating    Cost     total operating
                                 per ASM      revenues       per ASM       revenues
                               ----------------------------  -------------------------
Flight operations               7.1(cents)    36.2%         7.5(cents)      39.2%
Maintenance                     3.1(cents)    15.9%         3.2(cents)      16.4%
Aircraft and traffic servicing  3.2(cents)    16.4%         2.8(cents)      14.7%
Promotion and sales             3.0(cents)    14.9%         3.3(cents)      17.2%
General and administrative      1.2(cents)     5.9%         1.2(cents)       6.0%
Depreciation and amortization   0.8(cents)     4.9%         0.8(cents)       4.3%
Total operating expenses       18.4(cents)    93.1%        18.8(cents)      97.8%
Interest expense                0.2(cents)     1.3%         0.3(cents)       1.7%

Mesa generated a 13.2 percent growth in revenues from $106.9 million during the three-month period ended March 31, 1995 to $121 million during the three-month period ended March 31, 1996. This increase is attributable to a 10.5 percent increase in passengers carried in addition to a 3.5 percent increase in the average ticket price from $74.02 for the quarter ended March 31, 1995 to $76.28 for the quarter ended March 31, 1996.

The Company's new automated revenue management system is designed to maximize revenue per ASM, which improved three percent. Management's objective is to maximize revenue per trip. This objective may result in a decrease in yield per RPM while increasing total revenue, revenue per trip and revenue per ASM.

Operating costs decreased from 18.8(cents) to 18.4(cents) per ASM. The primary reasons for the decrease in operating expenses were due to significant flight operations expense incurred in the prior year related to fleet integration costs of de Havilland Dash 8 and Fokker 70 aircraft which are not present in the current year and the retirement of five of the Company's seven Dash 8-300 aircraft early in the second fiscal 1996 quarter.

Other components of operating expenses include increased aircraft and traffic servicing costs related to Denver International Airport (DIA). Costs of operation at DIA increased approximately $500,000 per month as compared to operation at Denver's Stapleton Airport. The Company is working to reduce those costs under its control in Denver by eliminating Dash 8-300 aircraft and changing scheduling to a continuous hub concept, which has resulted in significantly better utilization of aircraft, employee reduction of approximately 20 full-time equivalents, and improved baggage and on-time performance. Management believes these changes will help offset the DIA cost increase.

Operating profits increased from $2.3 million in the three-month period ended March 31, 1995 to $8.3 million in the three-month period ended March 31, 1996. This increase is due to the increase in revenue per ASM and the decrease in cost per ASM, as discussed above.

Six Months Ended March 31, 1996 Versus Six Months Ended March 31, 1995

                                                Six Months Ended March 31
                                ----------------------------------------------------------
                                           1996                          1995
                                ----------------------------------------------------------
                                               Percent of                    Percent of
                                   Cost      total operating     Cost      total operating
                                  per ASM       revenues        per ASM       revenues
                                ----------------------------  ----------------------------
Flight operations                7.1(cents)       36.7%        7.3(cents)       38.2%
Maintenance                      3.1(cents)       16.1%        3.2(cents)       17.0%
Aircraft and traffic servicing   3.0(cents)       15.3%        2.8(cents)       14.4%
Promotion and sales              2.9(cents)       15.0%        3.1(cents)       16.3%
General and administrative       1.2(cents)        6.1%        1.2(cents)        6.1%
Depreciation and amortization    0.8(cents)        4.3%        0.8(cents)        4.2%
Total operating expenses        18.1(cents)       93.4%       18.4(cents)       96.2%
Interest expense                 0.3(cents)        1.3%        0.3(cents)        1.4%

Mesa generated a 15.4% growth in revenues from $208.9 million during the six-month period ended March 31, 1995 to $241 million during the six-month period ended March 31, 1996.

Passengers carried during the six months ended March 31, 1996 increased approximately 11.8% compared to the six months ended March 31, 1995, while revenues grew approximately 15.4%, reflecting an increase in the average ticket price from $71.59 to $74.42. In addition to competitive conditions affecting the industry, ticket prices were also affected by Mesa's share of the fares set by its code-sharing partners and positive results of the Company's new automated revenue management system.

Operating expenses incurred for the six months ended March 31, 1996 were 18.1(cents) per ASM compared to 18.4(cents) per ASM for the six months ended March 31, 1995. A decrease in flight operation expenses from 7.3(cents) per ASM to 7.1(cents) per ASM is a significant component of the decrease in operating expense unit costs. The decrease is primarily a result of the de Havilland Dash 8 and Fokker 70 aircraft integration costs incurred in the prior year which are not present in the current year and the retirement of five of the Company's seven Dash 8- 300 aircraft early in its second fiscal 1996 quarter.

Another component of operating expenses is an increase in aircraft and traffic servicing expense from 2.8(cents) to 3.0(cents) per ASM due to increased costs at Denver International Airport (DIA). Costs of operation at DIA increased approximately $500,000 per month as compared to operation at Denver's Stapleton Airport. The Company is working to reduce those costs under its control in Denver by eliminating Dash 8-300 aircraft and changing scheduling to a continuous hub concept, which has resulted in significantly better utilization of aircraft, employee reduction of approximately 20 full-time equivalents, and improved baggage and on-time performance. These changes will help offset the DIA cost increases.

Operating income increased from approximately $8 million in the six-month period ended March 31, 1995 to approximately $15.9 million for the same period in 1996. This increase is due to the increase in revenue per ASM and the decrease in cost per ASM, as discussed above.

Consolidated net earnings for the six-month period ended March 31, 1996 increased to $15.7 million from $2.8 million during the six-month period ended March 31, 1995 as a result of factors discussed above plus other income of $11.4 million, which includes a $22 million gain on sale of America West stock and a special reserve of $10 million established in respect of the prospective resolution of certain disputed state and federal regulatory tax matters and for the cost of defending shareholder lawsuits discussed in Part II., Item 1., Legal Proceedings. The $10 million reserves consist of $5.7 million for costs of aggressive defense in pending shareholder lawsuits, $1.8 million reserve related to assessed claims by the IRS and $2.5 million reserve for possible tax claims from various states. In the event these matters are settled in the Company's favor, all or a portion of the unnecessary amounts will be returned to income.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and marketable securities at March 31, 1996 were $48.2 million as compared to $94.6 million at September 30, 1995. This decrease is the result of approximately $53.7 million utilized to repurchase approximately 5.5 million shares of the Company's stock during the six month periods ended March 31, 1996. This use of cash was offset by $36.7 million of proceeds from the sale of a portion of America West stock and cash generated from operating activities of $11.1 million. The remainder of the decrease is primarily related to normal capital expenditures and principal payments on indebtedness.

Mesa had receivables of $43.6 million at March 31, 1996 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreements, Mesa receives a substantial portion of its revenues monthly through the Airline Clearing House. Mesa has consistently generated cash flow in excess of its operating needs.

Mesa currently has an $11 million line of credit, of which approximately $6.5 million is available. This line of credit is primarily used to facilitate the issuance of letters of credit. This line of credit has been increased to $20 million, and Mesa and the related bank are completing final documentation of the $20 million line of credit.

As of March 31, 1996, the Company had aggregate indebtedness of $74.9 million payable to various parties under promissory notes issued primarily in connection with the purchase of aircraft and related spare parts. The notes have interest rates ranging from 6.8 percent to 8.75 percent, maturities ranging from 1996 to 2006 and require monthly installments aggregating approximately $600,000.

The Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. At March 31, 1996, 150 aircraft were leased by the Company with terms ranging up to 15 years. Aircraft lease expense for the quarter ended March 31, 1996 was $18.8 million. Future lease payments due under all aircraft operating leases were approximately $550 million at March 31, 1996.

As of March 31, 1996, the Company had 22 Beechcraft 1900D aircraft on order. These aircraft are being delivered at the rate of approximately two to four per month. Deliveries, which had approximated two to four aircraft per month, slowed during the second quarter while financing negotiations were taking place. The Beech Aircraft Purchase Agreement allows Mesa to trade in an existing Beechcraft 1900C aircraft in an "as-is" airworthy condition for each aircraft purchased. By December 1996, Mesa expects to take delivery of the 22 remaining 1900D aircraft on order and will return all 1900C (17) aircraft.

In April 1996, Mesa and Raytheon Aircraft Company agreed that they would convert leases on 69 existing Beech 1900D aircraft to debt and that Raytheon would provide debt financing to Mesa under terms adjusted downward to current market rates. Raytheon also agreed to provide debt financing to Mesa for the 22 remaining 1900D aircraft to be delivered under the existing aircraft order. The financing is to be completed prior to June 1, 1996. Total debt for the 91 aircraft to be financed under this program will approximate $315 million.

WestAir amended its purchase contract with Embraer Aircraft Corporation in November 1995. Under terms of the amended agreement, both WestAir and Embraer agreed to use their best efforts to negotiate a used aircraft purchase agreement for the 13 remaining deliveries or to cancel all remaining obligations under the contract with no liability to either party. In April 1996, both parties agreed to cancel the contract with no liability to either party and begin an evaluation of a potential exchange of the Company's entire fleet of 36 EMB-120 aircraft for new equipment.

Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash-8-200 aircraft with deliveries beginning in summer 1997. From January through April 1996, Mesa returned six Dash-8-300 aircraft to Bombardier as part of the Dash-8-200 trade-in program. Mesa will trade in the one remaining Dash-8-300 and four additional Embraer Brasilia aircraft on a one-for-one basis as the new Dash-8-200 aircraft are delivered. Financing for the new aircraft deliveries is essentially completed. Mesa also has an option to acquire 25 additional de Havilland Dash-8-200 aircraft.

Mesa accepted delivery of two Fokker 70 jet aircraft during the summer of 1995. Mesa's purchase contract included an option to acquire six additional aircraft. The agreement with Fokker allowed Mesa the right to return the two aircraft to Fokker from 12 to 18 months after delivery, subject to a six-month notification. Management believed that operation of a fleet of eight Fokker 70 aircraft would have met management's operational expectations.

During January 1996, Fokker announced a suspension of payments to its creditors. By April 1996, Fokker had entered into liquidation and was unable to provide the six additional Fokker 70 aircraft to Mesa. Therefore, since management believes a fleet of two Fokker 70s cannot be operated profitably long-term, the Company has noticed the return of the two Fokker 70 aircraft to the manufacturer, canceled its options for six additional Fokker 70 aircraft and began the process of locating other suitable jet equipment of one fleet type. The two Fokker 70 aircraft will be returned to Fokker on October 29, 1996 and will be operated by the Company until that time.

Mesa currently has deposits under the agreement of approximately $1 million. The purchase contract provides for return costs of approximately $3 million should the return options be exercised. Management strongly believes but there is no assurance that, as a result of Fokker's inability to perform under the purchase contract, the return costs under the contract do not apply and the deposits shall be returned. The Company hopes to conclude its settlement discussions with Fokker prior to the end of its third fiscal quarter at no cost to the Company.

By May 1996, the Company's investee company in the United Kingdom, Community Express Airlines, Limited (CEAL) had not yet attained break-even cash flow from operations. Although CEAL management believes CEAL operations will attain positive cash flow during the summer of 1996, the Company has elected not to invest further resources in CEAL. As of March 31, 1996, the Company's investment in CEAL is approximately $700,000.

The shareholders of the Company ratified a new management incentive program replacing the previous program which included below-market salaries plus substantial bonuses if the Company was profitable. The new program raised executive salaries to market-rate levels and replaced the previous bonus provision with a plan that rewards the corporate officers and key employees for an increase in earnings per share over the previous year and the division/subsidiary executives for a specified rate of return on revenue. Total management salary and bonus compensation under the new program is substantially lower than total salary and bonus compensation under the previous program for the six months ended March 31, 1996. Management bonuses under the previous program for the six months ended March 31, 1996 would have been approximately $2.5 million whereas bonuses under the new program are approximately $976,000. However, the new management compensation program provides for a significant number of options to be granted annually to key employees to purchase the Company's stock in replacement of the previous stock option plan, which did not provide for scheduled annual option grants.

The Company's shareholders ratified a reincorporation proposal at the April 1996 shareholders' meeting. Reincorporation in the state of Nevada will be effected prior to September 30, 1996. The reincorporation should enable the Company to realize savings in state taxes. The Company will also benefit from certain corporate code provisions not available in the state of New Mexico.

During December 1995, the FAA announced rules which require commuter airlines with aircraft of 30 or fewer passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Based on the new rules, Mesa anticipates a one-time capital expenditure of approximately $1.4 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted rules. Any ongoing costs anticipated in order to comply with the rules enacted by the FAA are not expected to be significant.

Mountain West pilot contract negotiations were completed during the second quarter. The proposed contract is awaiting ratification by the pilots. Negotiation between the Company's WestAir subsidiary and its pilots, represented by Air Line Pilots Association, continues.

The following table lists the aircraft operated by Mesa as of March 31, 1996:

                              Number of Aircraft
                      ------------------------------    Passenger
Type of Aircraft      Owned      Leased        Total     Capacity
                      -------------------------------------------
Beechcraft 1900       22          91          113           19
Embraer Brasilia       2          34           36           30
BAe Jetstream 31                  21           21           19
Dash 8-300                         2            2           50
Fokker 70                          2            2           78
                      -------------------------------------------
Total                 24         150          174
                      -------------------------------------------

The following table lists aircraft operated by division as of March 31, 1996:

                                              AIRCRAFT BY DIVISION
                     ------------------------------------------------------------------
                     Mountain  Desert            Florida               Air      Liberty
                       West     Sun    WestAir    Gulf     Midwest   Express     Total
                     ------------------------------------------------------------------
Beech 1900              47                        40         12        14        113
Embraer Brasilia        14               13        9                              36
BAe Jetstream 31                         21                                       21
Dash 8-300               2                                                         2
Fokker 70                        2                                                 2
                    -----------------------------------------------------------------
Total                   63       2       34       49         12        14        174

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings

                  WestAir Commuter Airlines, Inc. and the Air Line Pilots Association, International (ALPA) were engaged in alleged unlawful misconduct litigation against each other. Each party sought injunctive relief and monetary damages. This matter has been dismissed by mutual consent of both parties.

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

                  Mesa and the corporate officers and directors deny the allegations made against them in these lawsuits. Further, Mesa and the corporate officers and directors believe they have substantial and meritorious defenses against those allegations and intend to continue to defend their position vigorously. However, should an unfavorable resolution of this litigation occur, it is possible that Mesa's future results of operations or cash flows could be materially affected in a particular period.

                  Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business, none of which are expected to have a material adverse effect on Mesa's financial position.

  Item 2.         Change in Securities

                  None

  Item 3.         Defaults Upon Senior Securities

                  None

  Item 4.         Submission of Matters to a Vote of Security Holders

                  a. At the Annual Meeting of Shareholders held on April 8, 1996, the following was approved:

                           -- All directors were elected as listed in the 1996 Proxy Statement for the 1996 fiscal year.

                                                  Voted for   Abstain/Withhold
                                                  ---------   ----------------
                           Larry  L. Risley       29,899,529      240,623
                           E. Janie Risley        29,680,098      391,779
                           Blaine M. Jones        29,843,928      225,946
                           George W. Pennington   29,844,102      228,772
                           Richard C. Poe         29,838,901      230,978
                           Jack Braly             29,720,436      349,438
                           J. Clark Stevens       29,723,629      346,662

                           -- Ratification of proposal to approve and adopt the agreement and plan of merger between the Company and Mesa Holdings, Inc. (Reincorporation Proposal). Voted for: 19,859,563; voted against: 1,539,942; abstain:
                           96,018.

                           -- Ratification of proposal to approve the Company's omnibus plan. Voted for: 23,764,491; voted against:
                           6,515,685; abstain: 133,979.

                           -- Approval of selection of KPMG Peat Marwick LLP as independent auditors for Mesa during fiscal 1996. Voted for: 29,986,827; voted against: 98,237; abstain: 49,882.

  Item 5.         Other Information

                  None

  Item 6.         Exhibits and Reports on Form 8-K

                  10.81 Letter of Understanding between Mesa Air Group, Inc. And Raytheon Aircraft Company (RAC) dated April 12, 1996. (Request for confidential treatment submitted to SEC)

                  27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MESA AIR GROUP, INC.
                                          Registrant

                                          /s/ W. Stephen Jackson
                                          --------------------------------------
Date: 5/10/96                             W. Stephen Jackson
                                          Chief Financial Officer, Treasurer and
                                          Vice President of Finance
                                          (Principal Accounting Officer)

Internet Address:  www.mesa-air.com

                              MESA AIR GROUP, INC.

                           COMMISSION FILE NO. 0-15495

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                  EXHIBIT 10.81