Form 10-Q/A
period 1996-03-31
MESA AIR GROUP INC
filed 1996-07-23
CIK 810332

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


On July 22, 1996, the Registrant had outstanding 28,217,638 shares of Common Stock.

PART II.        OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

                10.81 Letter of Understanding between Mesa Air Group, Inc. And Raytheon Aircraft Company (RAC) dated April 12, 1996. This Exhibit is the subject of a confidential treatment request and certain confidential portions have been omitted as indicated by the bracketed language [CONFIDENTIAL PORTION DELETED] and filed separately with the Securities and Exchange Commission.

                 27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MESA AIR GROUP, INC.
                                          Registrant

                                          /s/ W. Stephen Jackson
                                          --------------------------------------
Date: 7/23/96                             W. Stephen Jackson
                                          Chief Financial Officer, Treasurer and
                                          Vice President of Finance
                                          (Principal Accounting Officer)

Internet Address:  www.mesa-air.com