Form 10-K405/A
period 1995-09-30
MESA AIR GROUP INC
filed 1996-08-05
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


                           Common Stock, no par value
- --------------------------------------------------------------------------------
                                (Title of class)

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 1996:

                    Common Stock, no par value: $237,803,292

On August 1, 1996, the Registrant had outstanding 28,217,638 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

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

     2.   Reports on Form 8-K

                  Other events - December 15, 1994
                  Other events - January 17, 1995
                  Other events - April 5, 1995
                  Other events - June 16, 1995

     3.   Exhibits

          The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:


EXHIBIT
NUMBER             DESCRIPTION                                         REFERENCE
- -------            -----------                                         ---------
3.1     Restated Articles of Incorporation (as           Filed as Exhibit 3.1 to Registrant's Form
        amended June 26, 1990, July 9, 1990, June 25,    10-K for the fiscal year ended September
        1992, March 25, 1993 and March 29, 1995)         30, 1995, Commission File No. 0-15495,
                                                         incorporated herein by reference

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

10.80    Purchase Agreement Amendment No. 5 and 6 to      Filed herewith. This Exhibit is the subject of a
         Aircraft Purchase Agreement between Embraer      confidential treatment request and certain confidential
         Aircraft Corporation and WestAir Holding,        portions have been omitted as indicated by the bracketed
         Inc.                                             language [CONFIDENTIAL PORTION DELETED] and filed separately with the Securities and Exchange Commission.

21.1     Subsidiaries list of Mesa Air Group, Inc.        Filed herewith

23.1     Independent Auditors' Consent of KPMG Peat
         Marwick LLP dated as of December 12, 1995        Filed herewith

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MESA AIRLINES, INC.


                             By:  /s/ W. Stephen Jackson
                                ---------------------------------
                                      W. Stephen Jackson
                                      Chief Financial Officer, Treasurer,
                                      and Vice President of Finance


Dated: August 2, 1996
      ---------------