Form 10-Q
period 1996-06-30
MESA AIR GROUP INC
filed 1996-08-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                        OF SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1996                          Commission File
                                                             Number 0-15495

                              MESA AIR GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Mexico                                          85-0302351
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2325 East 30th Street, Farmington, New Mexico                   87401
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (505) 327-0271

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


On August 14, 1996, the Registrant had outstanding 28,217,638 shares of Common Stock.

PART I.  FINANCIAL INFORMATION

  Item 1.
                              MESA AIR GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended           Nine Months Ended
                                                                   June 30                     June 30
                                                             1996         1995           1996           1995
                                                          -----------------------------------------------------
Operating revenues:
     Passenger                                            $ 127,946    $ 114,591      $ 363,111       $ 317,030
     Freight and other                                        2,328        3,334          8,164           9,759
                                                          -----------------------------------------------------
           Total operating revenues                         130,274      117,925        371,275         326,789
                                                          -----------------------------------------------------
Operating expenses:
     Flight operations                                       40,964       43,642        129,324         123,191
     Maintenance                                             20,704       20,128         59,495          55,434
     Aircraft and traffic servicing                          18,410       15,827         55,283          46,311
     Promotion and sales                                     19,851       19,730         56,000          53,688
     General and administrative                               7,039        6,582         21,665          19,321
     Depreciation and amortization                            5,978        4,877         16,356          13,659
     Jet return provision                                     3,023           --          3,023              --
                                                          -----------------------------------------------------
           Total operating expenses                         115,969      110,784        341,146         311,606
                                                          -----------------------------------------------------
           Operating income                                  14,305        7,141         30,129          15,183
                                                          -----------------------------------------------------
Non-operating income (expenses):
     Interest expense                                        (3,602)      (1,682)        (6,743)         (4,664)
     Interest income                                            326          306          1,378           1,399
     Other                                                     (419)          45         11,647          (1,580)
                                                          -----------------------------------------------------
     Total non-operating income (expenses)                   (3,695)      (1,331)         6,282          (4,844)
                                                          -----------------------------------------------------
           Earnings before income taxes                      10,610        5,810         36,411          10,339
Income tax expense                                            4,085        2,195         14,147           3,915
                                                          -----------------------------------------------------
     Net earnings                                         $   6,525    $   3,615      $  22,264       $   6,424
                                                          =====================================================
Average common and common equivalent
  shares outstanding                                         28,970       33,313         31,122          33,279
                                                          =====================================================
     Net earnings per common and
       common equivalent share                            $    0.23    $    0.11      $    0.72       $    0.19
                                                          =====================================================

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                        June 30     September 30
                                                                                          1996          1995
                                                                                       ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $  39,196    $  53,675
  Marketable securities                                                                   12,301       40,901
  Receivables, principally traffic                                                        43,494       44,811
  Expendable parts and supplies, net                                                      28,760       24,682
  Prepaid expenses and other current assets                                                5,540        6,923
                                                                                       ---------    ---------
          Total current assets                                                           129,291      170,992

Property and equipment, net                                                              435,785      170,899
Lease and equipment deposits                                                               7,601       26,147
Intangibles, net                                                                          56,830       60,598
Other assets                                                                              31,589       18,086
                                                                                       ---------    ---------
          Total assets                                                                 $ 661,096    $ 446,722
                                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases                                 $  16,886    $   8,283
    Accounts payable                                                                      14,840       23,205
    Income taxes payable                                                                   3,054        1,073
  Air traffic liability                                                                    5,234        5,131
  Other accrued expenses                                                                  25,045       17,922
                                                                                       ---------    ---------

          Total current liabilities                                                       65,059       55,614

Long-term debt and capital leases, excluding current portion                             316,851       78,411
Deferred credits and accrued liabilities                                                  31,625       28,353
Deferred income taxes                                                                     23,845       28,461
Stockholder's equity:
    Preferred stock of no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                                            --           --
    Common stock of no par value, 75,000,000 shares authorized;
      28,217,638 in 1996 and 33,460,742 in 1995 shares issued
      and outstanding                                                                    100,255      151,957
    Unrealized gain on marketable securities, net                                         10,320       13,050
    Retained earnings                                                                    113,141       90,876
                                                                                       ---------    ---------
          Total stockholders' equity                                                     223,716      255,883
                                                                                       ---------    ---------
  Total liabilities and stockholders' equity                                           $ 661,096    $ 446,722
                                                                                       =========    =========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Nine Months Ended June 30


                                                                                     1996         1995
                                                                                  ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                  $  22,264    $  6,424
    Adjustments to reconcile net earnings to
      net cash flows from operation activities:
    Depreciation and amortization                                                    16,356      13,659
    Reserve for contingent liabilities                                               10,000          --
    (Gain) Loss on sale of securities                                               (22,008)        145
    (Gain) Loss on disposal of property and equipment                                   631         (29)
    Amortization of deferred credits                                                 (1,903)       (684)
    Stock bonus plan                                                                    720         385
    Changes in assets and liabilities:
        Receivables                                                                    (783)       (660)
        Expendable parts and supplies                                                (4,078)     (5,802)
        Prepaid expenses and other current assets                                     1,383      (1,111)
        Accounts payable                                                             (5,565)      1,831
        Other accrued liabilities                                                      (393)        301
                                                                                  ---------    --------

        NET CASH FLOWS FROM OPERATING ACTIVITIES:                                    16,624      14,459

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (20,446)    (88,154)
    Proceeds from sale of property and equipment                                      7,565      99,634
    Proceeds from sale of marketable securities                                      38,861      23,334
    Intangibles                                                                          --     (33,327)
    Other assets                                                                     (2,689)        732
    Lease and equipment deposits                                                      2,819      (8,942)
    Collection of notes receivable                                                       --         306
                                                                                  ---------    --------

        NET CASH FLOWS FROM INVESTING ACTIVITIES                                     26,110      (6,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and
      obligations under capital leases                                               (5,767)     (8,872)
    Proceeds from issuance of common stock                                            1,510         192
    Common stock repurchased                                                        (53,931)         --
    Proceeds from deferred credits                                                      975       1,173
                                                                                  ---------    --------

        NET CASH FLOWS FROM FINANCING ACTIVITIES                                    (57,213)     (7,507)
                                                                                  ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (14,479)        535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     53,675      35,567
                                                                                  ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  39,196    $  36,102
                                                                                  =========    =========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Nine Months Ended June 30




Supplemental disclosures of cash flow information:

Cash paid during the period for:                                                     1996     1995
                                                                                  --------   -------
Interest                                                                          $  3,094   $ 4,470
Income taxes                                                                         5,701     3,192


Mesa purchased fixed assets during the periods ended June 30 upon which debt was assumed or incurred as follows:

                                                                                    1996      1995
                                                                                  --------   -------
Assets purchased                                                                  $279,656   $88,154
Debt assumed or incurred                                                           262,000        --
Equipment deposits                                                                $ 13,377
                                                                                  --------   -------
    Net cash                                                                      $  4,279   $88,154
                                                                                  ========   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

3. Income tax expense is based upon Mesa's expected annual effective tax rate of 38.6 percent.

4. Certain 1995 balances have been reclassified to conform to the 1996 presentation. For the three- and nine-month periods ended June 30, 1995, $770,000 and $2.0 million, respectively, related to USAir connection credits were reclassified from promotion and sales to aircraft and traffic servicing for consistent presentation with current year. In addition, $4.7 million of marketable securities were reclassified to other assets during 1996 because the Company determined that such securities would not be offered for sale.

5.   Legal Proceedings

     See Part II. Item 1

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. ("Mesa") and its subsidiaries provide service to the general public as America West Express, Mesa Airlines, United Express and USAir Express operating in various regions across the United States. Mesa's airline subsidiaries are Air Midwest, Inc. and WestAir Holding, Inc. (operating through its wholly-owned subsidiary WestAir Commuter Airlines, Inc.).


The following table sets forth selected operating data of the Company for the periods indicated below:

                                                       Three Months Ended              Nine Months Ended
                                                           June 30                           June 30
                                               --------------------------------  -----------------------------------
                                                    1996            1995              1996             1995
                                               --------------------------------  -----------------------------------
Passengers                                       1,646,792        1,585,775         4,806,925        4,413,426
Available seat miles (ASMs) (000)                  598,170          577,838         1,840,996        1,666,156
Revenue passenger miles (000)                      341,041          300,698         1,022,765          830,176
Load factor                                          57.0%            52.0%             55.6%            49.8%
Yield per revenue passenger mile                     37.5 (cents)     38.1 (cents)       35.5 (cents)     38.1 (cents)
Average fare                                        $77.69           $72.26             $75.54           $71.83
Operating cost per available seat mile               19.4 (cents)     19.2 (cents)       18.5 (cents)     18.7 (cents)
Operating cost per available seat mile,
   excluding jet return provision                    18.9 (cents)     19.2 (cents)       18.4 (cents)     18.7 (cents)
Revenue per available seat mile                      21.8 (cents)     20.4 (cents)       20.2 (cents)     19.6 (cents)
Average stage length                                  167              162                167              162
Number of aircraft in fleet                           173              179                173              179
Cities served                                         166              172                166              172
Number of employees                                 3,800            3,400              3,800            3,400

Three Months Ended June 30, 1996 Versus Three Months Ended June 30, 1995


                                                                    Three Months Ended June 30
                                             ------------------------------------------------------------------------
                                                            1996                                 1995
                                             ----------------------------------- ------------------------------------
                                                                Percent of                                Percent of
                                                  Cost       total operating               Cost        total operating
                                                per ASM          revenues                per ASM           revenues
                                             -------------- ------------------       ---------------- ------------------
Flight operations                                  6.8(cents)      31.4%                  7.6(cents)         37.0%
Maintenance                                        3.5(cents)      15.9%                  3.5(cents)         17.1%
Aircraft and traffic servicing                     3.1(cents)      14.1%                  2.7(cents)         13.4%
Promotion and sales                                3.3(cents)      15.2%                  3.4(cents)         16.7%
General and administrative                         1.2(cents)       5.4%                  1.1(cents)          5.6%
Depreciation and amortization                      1.0(cents)       4.6%                  0.9(cent)           4.1%
Jet return provision                               0.5(cent)        2.3%                    --                 --
Total operating expenses                          19.4(cents)      89.0%                 19.2(cents)         93.9%
Interest expense                                   0.6(cent)        2.8%                  0.3(cent)           1.4%

Mesa generated an 11.7 percent growth in passenger revenues from $114.6 million during the three-month period ended June 30, 1995 to $127.9 million during the three-month period ended June 30, 1996. This increase is attributable to a 3.8 percent increase in passengers carried in addition to a 7.5 percent increase in the average ticket price from $72.27 for the quarter ended June 30, 1995 to $77.69 for the quarter ended June 30, 1996. These increases resulted in a 6.9 percent increase in revenue per available seat mile (RASM). In addition to competitive conditions affecting the industry, ticket prices were also affected by Mesa's share of the fares set by its code-sharing partners and improved efficiencies created by the Company's new automated revenue management system.

Operating costs, excluding the jet return provision of 0.5(cents) per ASM, decreased from 19.2(cents) to 18.9(cents) per ASM. The primary reason for the decrease in operating expenses was a decrease in flight operations expense resulting from significant expenses incurred in the prior year to integrate Fokker 70 and de Havilland Dash 8-300 aircraft into the Company's fleet which are not present in the current year, retirement of six of the Company's seven Dash 8-300 aircraft early in the third fiscal quarter, and the conversion of 69 1900D aircraft from operating leases to owned aircraft. The purchase of these 69 aircraft reduced lease expense which is classified as flight operations expense. The 0.4(cents)-per-ASM increase in aircraft and traffic servicing is partially attributable to the discontinuation of USAir connection credits in addition to an increase of the USAir per-passenger fee. Another component of the increase in aircraft and traffic servicing costs is the increased costs of operation at Denver International Airport (DIA) as compared to Denver's Stapleton Airport. The Company is working to reduce those costs under its control in Denver by eliminating Dash 8-300 aircraft and making scheduling changes to help offset the DIA cost increases. Depreciation and amortization increased by 0.1(cents) per ASM due to the increased depreciation on the 69 newly acquired 1900D aircraft previously financed under operating leases. Interest expense per ASM increased 0.3(cents) primarily as a result of the purchase of the 69 Beech 1900D aircraft.

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

During January 1996, Fokker announced a suspension of payments to its creditors. By April 1996, Fokker had entered into liquidation and was unable to provide the six additional Fokker 70 aircraft to Mesa. Therefore, since management believes a fleet of two Fokker 70s cannot be operated profitably long-term, the Company has noticed the return of the two Fokker 70 aircraft and begun the process of locating other suitable jet equipment of one fleet type.

Daimler-Benz, the owner of the aircraft, and Mesa have negotiated an agreement in principle which allows Mesa to continue operating the two aircraft through July and October 1997 at existing lease rates in exchange for the Company's agreement to pay for costs related to use of the aircraft through the date of return. Therefore, at June 30, 1996, the Company accrued a provision for the hours utilized on the aircraft through June 30, 1996. In addition, the Company will accrue additional time-related aircraft costs on an hourly basis through the remainder of the lease term of the aircraft. In addition to time-related costs for prior aircraft usage, the Company has accrued a provision for certain estimated costs related to the return of these two aircraft which are still in dispute with the manufacturer.

Operating profits increased from $7.1 million in the three-month period ended June 30, 1995 to $14.3 million, excluding the jet return provision of $3.0 million, in the three-month period ended June 30, 1996. This increase is due to the increase in revenue per ASM and the decrease in cost per ASM, as discussed above.



Nine Months Ended June 30, 1996 Versus Nine Months Ended June 30, 1995


                                                                    Nine Months Ended June 30
                                             ------------------------------------------------------------------------
                                                            1996                                 1995
                                             ----------------------------------- ------------------------------------
                                                                Percent of                               Percent of
                                                  Cost       total operating              Cost         total operating
                                                per ASM          revenues                per ASM          revenues
                                             -------------- ------------------       --------------- -------------------
Flight operations                              7.0(cents)          34.8%                  7.4(cents)          37.7%
Maintenance                                    3.2(cents)          16.0%                  3.3(cents)          16.9%
Aircraft and traffic servicing                 3.0(cents)          14.9%                  2.8(cents)          14.2%
Promotion and sales                            3.0(cents)          15.1%                  3.2(cents)          16.4%
General and administrative                     1.2(cents)           5.8%                  1.2(cents)           5.9%
Depreciation and amortization                  0.9(cent)            4.4%                  0.8(cent)            4.2%
Jet return provision                           0.2(cent)            0.8%                     --                  --
Total operating expenses                      18.5(cents)          91.8%                 18.7(cents)          95.3%
Interest expense                               0.4(cent)            1.8%                  0.3(cent)            1.4%

Mesa generated a 14.6% growth in passenger revenues from $317.0 million during the nine-month period ended June 30, 1995 to $363.1 million during the nine-month period ended June 30, 1996.

Passengers carried during the nine-month period ended June 30, 1996 increased approximately 8.9% over the nine-month period ended June 30, 1995 and the average ticket price increased 5.2% from $71.83 to $75.54. These increases resulted in a 3.1 percent increase in revenue per available seat mile (RASM). In addition to competitive conditions affecting the industry, ticket prices were also affected by the Company's share of the fares set by its code-sharing partners and improved efficiencies created by the Company's new automated revenue management system.

Operating expenses incurred for the nine-month period ended June 30, 1996 were approximately 18.3(cents) per ASM, before the jet return provision of 0.2(cent) per ASM, compared to 18.7(cents) per ASM for the nine-month period ended June 30, 1995. A decrease in flight operation expenses from 7.4(cents) per ASM to 7.0(cents) per ASM is a significant component of the decrease in operating expense unit costs. The decrease is primarily a result of significant expenses incurred in the prior year to integrate Fokker 70 and de Havilland Dash 8-300 aircraft into the Company's fleet which are not present in the current year, retirement of six of the Company's seven Dash 8-300 aircraft early in the third fiscal quarter, and the conversion of 69 1900D aircraft from operating leases to owned aircraft thereby reducing lease expense, which is classified as flight operations expense. This decrease is partially offset by an increase in aircraft and traffic servicing attributable to the discontinuation of USAir connection credits in addition to an increase of the USAir per-passenger fee. Another component of the increase in aircraft and traffic servicing costs is the increased costs of operation at Denver International Airport (DIA) as compared to Denver's Stapleton Airport. The Company is working to reduce those costs under its control in Denver by eliminating Dash 8-300 aircraft and making scheduling changes to help offset the DIA cost increases.

Operating income increased from approximately $15.2 million in the nine-month period ended June 30, 1995 to approximately $30.1 million for the same period in 1996. This increase is due to the increase in revenue per ASM and the decrease in cost per ASM, as discussed above.

Consolidated net earnings for the nine-month period ended June 30, 1996 increased to $22.3 million from $6.4 million during the nine-month period ended June 30, 1995 as a result of the factors discussed above plus other income of $11.4 million, which includes a $22 million gain on sale of America West stock and a special reserve of $10 million established in respect of the prospective resolution of certain disputed state and federal regulatory tax matters and for the cost of defending shareholder lawsuits discussed in Part II., Item 1., Legal Proceedings. The $10 million reserves consist of $5.7 million for costs of aggressive defense in pending shareholder lawsuits, $1.8 million reserve related to assessed claims by the IRS and $2.5 million reserve for possible tax claims from various states. In the event these matters are settled in the Company's favor, unnecessary amounts will be returned to income.


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and marketable securities at June 30, 1996 were $51.5 million as compared to $94.6 million at September 30, 1995. This decrease is the result of approximately $53.7 million utilized to repurchase approximately 5.5 million shares of the Company's stock during the nine-month period ended June 30, 1996. This use of cash was offset by cash generated from operating activities of $16.6 million. The remainder of the decrease is primarily related to normal capital expenditures, tax payments and principal payments on indebtedness.

Mesa had receivables of $43.5 million at June 30, 1996 which consist primarily of amounts due from code- sharing partners United and USAir. Under the terms of the United and USAir agreements, Mesa receives a substantial portion of its revenues monthly through the Airline Clearing House. Mesa has consistently generated cash flow in excess of its operating needs.

Mesa currently has a $20 million line of credit, of which approximately $16 million is available. The utilized portion of this line of credit has been used to facilitate the issuance of letters of credit issued primarily to airport authorities to guarantee payment of landing and passenger usage fees.

As of June 30, 1996, the Company had aggregate indebtedness of $333.7 million payable to various parties under promissory notes issued in connection with the purchase of aircraft. The notes have interest rates ranging from 6.6 percent to
8.75 percent, maturities ranging from 1996 to 2011 and require monthly installments aggregating approximately $2.0 million. During May 1996, Mesa converted 69 1900D aircraft operating leases to aircraft purchases. Raytheon Aircraft Credit Corporation provided credit for the $279.7 million purchase. Raytheon also agreed to provide debt financing to Mesa for all remaining 1900D aircraft to be delivered under the existing aircraft order (18 at June 30, 1996).

The Company has lease obligations on existing aircraft operated by the Company, which are classified as operating leases and therefore not reflected as liabilities on the Company's balance sheet. After conversion of 69 operating leases to purchases, at June 30, 1996, 76 aircraft remain on operating leases to the Company with terms ranging up to 16 1/2 years. Aircraft lease expense for the quarter ended June 30, 1996 was $15.6 million. Future lease payments due under all aircraft operating leases were approximately $209.8 million at June 30, 1996.

As of June 30, 1996, the Company had 18 Beechcraft 1900D aircraft on order. The Beech (Raytheon) Aircraft Purchase Agreement allows Mesa to trade in an existing Beechcraft 1900C aircraft in an "as-is" airworthy condition for each 1900D aircraft purchased. By December 1996, Mesa expects to take delivery of the 18 new 1900D aircraft on order and will return all 1900C (12) aircraft.

WestAir amended its purchase contract with Embraer Aircraft Corporation in November 1995. Under terms of the amended agreement, both WestAir and Embraer agreed to use their best efforts to negotiate a used aircraft purchase agreement for the 13 remaining deliveries or to cancel all remaining obligations under the contract with no liability to either party. In April 1996, both parties agreed to cancel the contract with no liability to either party and begin an evaluation of a potential exchange of the Company's entire fleet of 36 EMB-120 aircraft for new equipment. As of June 30, 1996, no EMB-120 aircraft fleet trade-in program had been negotiated.

Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash-8-200 aircraft. Deliveries of the new Dash 8-200 aircraft were to have begun in the spring of 1996 at the rate of approximately two aircraft per month. However, production delays have postponed the delivery schedule, resulting in the delivery of only three Dash 8-200 aircraft by June 30, 1996. From January through June 1996, Mesa returned six Dash-8-300 and two EMB-120 aircraft to Bombardier as part of the Dash-8-200 trade-in program. Mesa will trade in the one remaining Dash-8-300 and two additional Embraer Brasilia aircraft on a one-for-one basis as the new Dash-8-200 aircraft are delivered. Commitments for financing for the new Dash 8-200 aircraft are in place. Mesa also has an option to acquire 25 additional de Havilland Dash-8-200 aircraft.

Delays in the delivery of new Dash 8-200 aircraft to Mesa have caused a significant shortage of capacity in Mesa's Denver system. Mesa and de Havilland are presently developing a new Dash 8-200 delivery schedule based on the resolution of de Havilland's production delays.

Recent events in Mesa's Denver system have resulted in many consumer complaints regarding the quality of service in that system. A United States Senator and two Congressmen from Colorado have also complained publicly about the level of service in the Denver system and are seeking a Congressional investigation regarding the service level there.

Several significant events have led to the service problems encountered in the Denver system, and the Company is taking steps necessary to correct these problems as soon as possible. The primary event which led to this situation is a significant shortage of capacity caused by the manufacturer's delay in delivery to Mesa of new Dash 8-200 aircraft. An additional factor was a recent airworthiness directive issued by the FAA requiring Mesa to disable the windshield anti-ice system. This caused numerous flight cancellations. The airworthiness directive issued by the FAA also provides for replacement of the affected windshields to restore their anti-ice capability. At present, Mesa has replaced approximately 90% of the affected windshields resulting in a major reduction in cancellations caused by compliance with the FAA's airworthiness directive. The recent pilot hiring surge by major airlines led to the hiring of many of Mesa's pilots, some of which left with as little as three days' notice. This situation caused the cancellation of many flights.

Mesa has hired additional customer service personnel to improve customer service levels and has hired additional pilots to resolve crew shortages. In addition, the Denver system was rescheduled to provide three reserve aircraft to reduce flight cancellations. Mesa believes the above steps will return the level of customer service in the Denver system to an appropriate level.

By August 1996, Community Express Airlines, Limited (CEAL), in which Mesa is a substantial shareholder, had not yet attained break-even cash flow from operations. CEAL management is currently raising additional capital which they believe will be sufficient to allow CEAL to attain positive cash flow from operations. The Company has elected not to invest further resources in CEAL. As of June 30, 1996, the book value of the Company's investment in CEAL approximates $360,000.

The Company's shareholders ratified a reincorporation proposal at the April 1996 shareholders' meeting. Reincorporation in the state of Nevada will be effected prior to September 30, 1996. Management believes the reincorporation will enable the Company to realize significant savings in state taxes. The Company will also benefit from certain corporate code provisions not available in the state of New Mexico.

During December 1995, the Federal Aviation Administration (FAA) announced rules which require commuter airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR
Part 121 regulations by the end of March 1997. Mesa is one of the largest regional airlines operating under FAR Part 135 regulations. In anticipation of Mesa's conversion to FAR Part 121 and to address issues raised in past inspections, the FAA began a special review of Mesa's operations in June 1996.

Based on the new rules, the current results of the FAA review and discussions with the FAA, Mesa anticipates a one-time capital expenditure of approximately $1.0 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted FAR Part 121 rules. In addition, Mesa presently anticipates ongoing operational costs in order to comply with the FAR
Part 121 rules of approximately $2.5 million per year.

During the third quarter ending June 30, 1996, the Mountain West Airlines pilots narrowly rejected the proposed Air Line Pilots Association (ALPA) contract, which had been negotiated between the Company and the pilots' negotiating committee; therefore, negotiations between the Company and the pilots will continue. Negotiations between the Company's WestAir subsidiary and its pilots, represented by ALPA, also continue.

Congress has passed a bill which would reinstate the 10 percent tax on airfare. The President is expected to sign the bill into law prior to the end of August. The tax is scheduled for reinstatement seven days after the President signs the bill and will expire December 31, 1996. Congress is working on an extension of the tax beyond December 31, 1996 and expects to pass a bill providing for an imposition of a similar tax this fall. While there can be no assurance that the imposition of this tax will not decrease revenue, management believes its automated revenue management system will help minimize any negative impact on revenue per available seat mile as a result of the reimposition of this tax.

Statements made throughout this "Liquidity and Capital Resources" section related to the timing of aircraft deliveries and reincorporation of the Company, anticipated tax savings, costs of compliance with FAA regulations and other rules, acts of Congress, and the passing of taxes imposed on Mesa to the consumer are forward-looking statements. These forward-looking statements involve risks and uncertainties not in control of the management of the Company, including, but not limited to production delays caused by aircraft manufacturers, a failure by state corporation commissions to accept reincorporation documents, bureaucratic delays on amendments to existing legislation, requests made by the FAA which may result in increased costs of compliance, consumers unwilling to incur greater costs for airline service and aggressive interpretation by various state taxing authorities of their state tax statutes.

The following table lists the aircraft operated by Mesa as of June 30, 1996:



                                            NUMBER OF AIRCRAFT
                             ---------------------------------------------
                                                                                 Passenger
Type of Aircraft                  Owned          Leased            Total         Capacity
- ------------------------------------------------------------------------------------------
Beechcraft 1900                     95              17              112               19
Embraer Brasilia                     2              32               34               30
BAe Jetstream 31                                    21               21               19
Dash 8-200                                           3                3               37
Dash 8-300                                           1                1               50
Fokker 70                                            2                2               78
                             ---------------------------------------------
Total                               97              76              173
                             ---------------------------------------------

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings

                  During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. These complaints have been consolidated by court order, and after the court granted in part a motion to dismiss in May 1996, a second amended consolidated complaint was filed alleging that during various periods the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate), disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. During October 1995, the court granted class certification in the action.

                  In a related case, in September 1994, a shareholder derivative suit was filed in the United States District Court for the District of New Mexico, purportedly on behalf of Mesa. The complaint charges certain present and former officers and directors with violation of fiduciary duties in causing or permitting the exposure of Mesa to the class action litigation described above and in selling Mesa stock based on inside information. The complaint seeks recovery for damages allegedly suffered by virtue of the alleged conduct, including any settlement or judgment in the class action, annulment of any indemnification agreements between the Company and its officers and directors, disgorgement to Mesa of any profits received on stock sales, and attorneys' fees. The derivative lawsuit was dismissed by the Court on August 12, 1996.

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

                                   MESA AIR GROUP, INC.
                                   Registrant


                                   /s/ W. Stephen Jackson
                                   --------------------------------------------
Date: 8/14/96                      W. Stephen Jackson
                                   Chief Financial Officer, Treasurer and
                                   Vice President of Finance
                                   (Principal Accounting Officer)