Form 10-K
period 1996-09-30
MESA AIR GROUP INC
filed 1996-12-26
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996                     Commission File
                                                                  Number 0-15495

                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                           85-0302351
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  3753 Howard Hughes Parkway, Suite 200, Las Vegas                       89109
       (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:               (702) 892-3733

Securities registered pursuant to Section 12(b) of the Act:    None


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 6, 1996:
                    Common Stock, no par value: $268,378,620

On December 6, 1996, the Registrant had outstanding 28,250,381 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                    Form 10-K Reference

Proxy Statement for Annual Meeting of Shareholders
  scheduled in March 1997                                 Part III, Items 11, 12

PART I

This Form 10-K includes certain forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See "FORWARD-LOOKING STATEMENTS."


Item 1.           Business

GENERAL

Mesa Air Group, Inc. (collectively referred to herein as "Mesa") is the largest independently owned regional airline in the world (based upon passenger enplanements), serving 164 cities in 30 states and the District of Columbia. Mesa has a fleet of 175 aircraft with approximately 1,900 daily departures.

Mesa operates a regional airline utilizing a low-cost hub-and-spoke system under code-sharing agreements with America West Airlines, Inc. ("America West"), United Airlines ("United") and USAir, Inc. ("USAir").

Mesa's business strategy is to achieve sustained, profitable growth by utilizing its low cost structure and focused operating strategies to service routes not generally served by major air carriers. Mesa implements its strategy by carefully evaluating market demand on the routes it serves and utilizes its fleet of aircraft to meet that demand. In addition, Mesa is able to expand the markets it serves under existing code-sharing agreements with certain of the major air carriers to benefit from the name recognition, reservation systems and marketing and promotional efforts of these carriers. Mesa also controls operating expenses by utilizing a fleet of new and efficient aircraft and by performing most maintenance and overhaul work at its own facilities. By managing its fares and flight schedules to increase yields and by developing new markets, Mesa seeks to maximize gross revenues.


CORPORATE REORGANIZATION

In September 1996, Mesa redomesticated the Company in Nevada. After the redomestication and corporate restructuring, Mesa Air Group, Inc. now owns Mesa Airlines, Inc. ("MAI"), a Nevada corporation and certificated air carrier formed to hold all airline operations; WestAir Holding, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc.; Air Midwest, Inc., a Kansas corporation and certificated air carrier; and various non-airline operations.

The Company is in the process of revising the management structure to centralize flight and maintenance controls and management in one location and will switch from the "division" management system to one focusing on its hubs.

San Juan Pilot Training, Inc. dba Mesa Pilot Development, the Company's pilot training program, was reincorporated as MPD, Inc., a Nevada corporation. Four Corners Aviation, Inc. a fixed-base operation at Farmington, New Mexico, has been reincorporated in Nevada as FCA, Inc.

The Company created two new corporations as part of the reorganization. Mesa Leasing, Inc. ("Mesa Leasing") and MAGI Insurance, Ltd. ("MAGI"). Mesa Leasing is a Nevada corporation established to assist the Company in the acquisition and leasing of aircraft. MAGI is a Barbados, West Indies- based insurance company established for the purpose of allowing the Company to attain favorable insurance rates. It is anticipated that MAGI will be relocated within the United States during the 1997 fiscal year.


OPERATIONS

Mesa operates as America West Express, Mesa Airlines, United Express and USAir Express as of December 6, 1996, organized throughout the United States by code-share and region as follows:


AMERICA WEST EXPRESS

Southwest: 18 destinations out of its Phoenix hub

Mesa has 167 weekday departures out of Phoenix utilizing 15 aircraft: 11 Beechcraft 1900D Airliners ("Beech 1900Ds" or "1900Ds") which carry 19 passengers, two Embraer Brasilia EMB-120 aircraft ("EMB-120s" or "Brasilias") which carry 30 passengers, and two Fokkers 70s which carry 78 passengers. The Company plans to replace the two Fokker 70 aircraft with three 50-seat Canadair Regional Jet 200 aircraft ("CRJs") in 1997. An additional three CRJs are scheduled to be added in early 1998.


MESA AIRLINES

Southwest: 10 destinations out of its Albuquerque hub

Flying under its own colors as Mesa Airlines, Mesa has 85 weekday departures out of Albuquerque utilizing six Beech 1900Ds.

South: Proposed jet service from Fort Worth

In May 1997, Mesa plans to begin service utilizing CRJs from Meacham International Airport ("Meacham") in Fort Worth, Texas to destinations throughout Texas and the Southwest. Initially, Mesa Airlines intends to offer 11 daily departures with an additional 50 departures projected within a year. Mesa plans to deploy the first four CRJ aircraft delivered at Meacham. An additional six aircraft may be added at a later date.


UNITED EXPRESS

Rocky Mountains: 34 destinations out of its Denver hub

Mesa serves the Southwest and Rocky Mountain regions with 204 weekday departures, utilizing 26 aircraft: 14 Beech 1900Ds, eight Dash 8-200s (plus one 50-seat Dash 8-300 as a spare), and four Brasilias. In 1997, the Company plans to replace the four Brasilias with new Dash 8-200s.

California: 17 destinations out of its Los Angeles hub and 16 destinations out of its San Francisco hub

Mesa flies 212 weekday departures out of Los Angeles and 195 weekday departures from San Francisco, utilizing a total of 37 aircraft: 21 British Aerospace Jetstream 31 aircraft ("BAe Jetstream 31s" or "J31s") which carry 19 passengers, and 16 Brasilias.

Pacific Northwest: 11 destinations out of its Portland and Seattle hubs

Mesa has 194 weekday departures in the Northwest, utilizing 14 Beech 1900Ds.


USAIR EXPRESS

Northeast: 11 destinations out of its Boston hub

Mesa operates 70 weekday departures out of Boston to cities in Massachusetts, Maine, New Hampshire, Connecticut and Pennsylvania, utilizing 11 Beech 1900Ds.

Mid-Atlantic: 18 destinations out of its Philadelphia hub and 17 out of its Pittsburgh hub

The Company serves the Mid-Atlantic states with 258 weekday departures, utilizing 26 Beech 1900Ds.

Southeast: Nine destinations out of its Tampa hub, nine destinations out of its Orlando hub and eight destinations out of its New Orleans hub

Mesa has 249 weekday departures in the states of Florida, Alabama and North Carolina and 54 weekday departures out of New Orleans, utilizing a total of 29 aircraft: 19 Beech 1900Ds and 10 Brasilias.

Central: 16 destinations out of its Kansas City hub

In the Central states Mesa has 158 weekday departures out of Kansas City, utilizing 13 Beech 1900Ds.

MESA AIRCRAFT BY HUB AS OF SEPTEMBER 30, 1996


                                            BEECH          EMB-                                     Fokker
                                            1900            120          DASH 8         J31           70
                                        -------------  ------------- -------------- ------------ -------------
Denver                                       14              4             6
Los Angeles                                                  5                           13
San Francisco                                               11                           8
Portland/Seattle                             14
Boston                                       12
Philadelphia                                 11
Pittsburgh                                   14
Tampa/Orlando/New Orleans                    19             10
Kansas City                                  13
Phoenix                                      11              2                                         2
Albuquerque                                   6
                                        -------------  ------------- -------------- ------------ -------------
         TOTAL:                              114            32             6             21            2
                                        -------------  ------------- -------------- ------------ -------------


In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with virtually all other carriers. Mesa has contracts with the U.S. Postal Service for hauling mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service. Mesa also owns and operates MPD, Inc., providing flight training as "Mesa Pilot Development" in coordination with San Juan College in Farmington, New Mexico. In April 1992, Mesa acquired FCA, Inc., a fixed based operator located in Farmington, New Mexico which operates as Four Corners Aviation. Another subsidiary, Regional Aircraft Services, Inc., performs component overhaul and repairs at a facility in Reading, Pennsylvania. Desert Turbine Services, based in Farmington, New Mexico, provides power plant and component repair, maintenance and overhaul services for Mesa's airline divisions and subsidiaries.


CODE-SHARING

Approximately 95 percent of Mesa's consolidated revenues are derived from operations associated with codesharing agreements with America West, United and USAir. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners and to provide coordinated schedules, joint advertising and through fares. In addition, Mesa participates in the respective partners' frequent flyer programs. Mesa's passengers receive mileage credits in the respective frequent flyer programs, and credits in those programs can be used on Mesa's flights.

Mesa has two separate code-sharing agreements with United and three separate code-sharing agreements with USAir. Although the terms of each of the code-sharing agreements with a particular code-sharing partner are quite similar, each agreement relates to a separate division and has a different expiration date. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other codesharing agreement with the same code-sharing partner.

The code-sharing agreements provide for terms of nine to 10 years with respect to America West (expires in 2004), five to 10 years with respect to United (expire in 1998 in the Los Angeles and San Francisco hubs and in 2005 in the Denver, Portland and Seattle hubs) and nine to 10 years with respect to USAir (expire in 2000 in Kansas City hub, 2003 in Pittsburgh hub and 2004 in New Orleans, Boston,

Philadelphia, Tampa and Orlando hubs). Although the provisions of the agreements vary, generally they are subject to cancellation should Mesa fail to meet certain operating and performance standards, the breach of other contractual terms and conditions, and, in the case of the USAir code-sharing agreements, upon six months' notice by either party. In connection with the extension of its code-sharing agreement with United until 2005, Mesa agreed not to enter into any new code-sharing agreement relating to services to and from Denver, Chicago, Washington, D.C., Los Angeles, Portland, San Francisco or Seattle. Other than the code-sharing agreement with United, which restricts United from competing with Mesa in certain markets by aircraft with less than 101 seats of capacity, the code-sharing agreements do not prohibit the major carrier from serving routes served by Mesa. A termination of any of Mesa's code-sharing agreements with America West, United or USAir would have a material adverse effect on Mesa's business.


THE REGIONAL AIRLINE MARKET

The regional airline industry has grown rapidly since airline deregulation in 1978 and airline enplanements have increased fivefold to 57.2 million passengers. This growth has included considerable consolidation and expanded relationships between the major and regional airlines.

The airline industry is now divided into three primary groups: the major airlines (88 percent of industry revenues), the regional airlines (seven percent) and the low-fare airlines (five percent). Each airline group maintains a distinct niche in the industry. The major airlines carry connecting and longer-distance passengers, catering to more service- and convenience-oriented business travelers. The regional airlines operate primarily in low-density markets and feed business and leisure travelers to the hubs of their codesharing partners. The regional segment is defined by markets with low traffic density and the use of turboprop and regional jet aircraft. Competition from the majors and low-fare carriers in the regional market is limited because traffic density is generally insufficient for profitable operation of traditional narrow-body jet aircraft. Low-fare airlines such as Southwest Airlines and Carnival focus on leisure and price-sensitive business travelers, providing point-to-point service in medium- to high-density markets. The low-fare airlines utilize traditional narrow-body jet aircraft with 113 to 164 seats and tend to operate only in markets where higher traffic volumes allow their low fares.

The regional airline market has undergone substantial consolidation, from 250 operators in 1981 to 124 in 1995. The remaining air carriers are generally stronger and more sophisticated. The large regionals all maintain code-sharing relationships with at least one major airline. Under these arrangements, the regional carriers' flights appear under the name of the major airline. This provides a substantial marketing advantage and allows the regional carrier to offer special fares and receive priority computer reservation system displays. Totally independent regional carriers account for only a marginal amount of regional passenger traffic in the United States. In the absence of marketing relationships with major airlines, these operators limit themselves to small niche areas.

INDUSTRY GROWTH

Since 1984, passenger enplanements for regional air carriers have grown from
26.1 million to 57.2 million in 1995. Revenue passenger miles have increased similarly from 4.17 billion to 12.8 billion over the same period. The number of aircraft operated by regionals in 1984 was 1,747 compared to 2,138 in 1995. This growth is expected to continue with the RAA forecasting for 2,700 regional aircraft by 2005 with most of the growth originating in the 30- to 50-seat segment. As major airlines continue to eliminate routes which are unprofitable under their cost structures, regional airlines will expand their operations. Lacking the higher labor costs and large corporate cultures of the majors, regional airlines operate very efficient systems which can respond swiftly to changing markets.

MARKET FACTORS

The key factors supporting the regional airline market are:

    - Service in low-density markets which remain unattractive to major airlines and low-fare carriers;

    - Relationships with the major airlines, operating feeder service to hubs for connecting passengers under code-sharing arrangements;

    - Allocation of new-generation, lower-cost turboprop aircraft to routes that were traditionally jet routes;

    - Ability to provide complementary service in existing major airline markets by operating flights in scheduling gaps between those of the major air carrier; and

    - Lower costs than a major airline operating a similar route due to lower wages, more flexible work rules and more suitable aircraft for that particular route.


CORPORATE STRATEGY

Mesa's business strategy is to operate a competitive and profitable, low-cost, high-frequency, quality-service airline, primarily with a hub-and-spoke route system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) the previously discussed regional diversification, (ii) a focus on profitable markets, (iii) consolidated operations, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

Mesa's market selection process is completed through an in-depth analysis on a route-by-route basis. Agreement is then reached where appropriate with Mesa's code-share partners regarding the level of service and fares. This selection process enhances the likelihood of profits in a given market. In the event expectations are not met in a particular region, Mesa can usually relocate aircraft and personnel to another region. For example, in early November 1996, eight 1900Ds were transferred from Los Angeles to serve routes in the Pacific Northwest, and eight J31s were transferred from routes in the Pacific Northwest to the Los Angeles hub. Also, five Brasilias were added to service routes out of Los Angeles.

Mesa demonstrated its focus on profitability by its response to difficulties at its subsidiary WestAir Holding, Inc. ("WestAir"). Competition on the West Coast and high labor costs had contributed to lower earnings at WestAir in fiscal 1995. By (i) reducing capacity approximately 20%, (ii) negotiating reduced cost of operating leases on 21 J31 aircraft leased from the manufacturer and (iii) negotiating a higher fee per departure with its code-sharing partner in Los Angeles, the Company increased its earnings in fiscal 1996 from that realized in fiscal 1995.


AIRLINE OPERATIONS

Mesa recently announced a consolidation and centralization plan for its dispatch, flight operations and maintenance programs, bringing regional operations into its headquarters. The consolidation plan was prompted by an agreement with the FAA and in anticipation of future Company expansion and conversion from an FAR Part 135 to an FAR Part 121 air carrier.

The centralization and growth of Mesa will require an expansion of MAI's corporate headquarters facility. The Company has reviewed alternatives to determine the best location for its headquarters and a consolidated training facility to accommodate MAI's size, its new jet operations and its geographic diversity. Following the review, the Company has decided to keep MAI's headquarters in Farmington, New Mexico while locating its primary training academy in the Dallas/Fort Worth metroplex. A specific location for the training academy has not yet been finalized.

This action will serve to consolidate the Company's training in one central location instead of having several locations throughout the United States. The Company believes that this action will result in greater consistency and quality of training of its flight crewmembers and ground personnel.

Mesa is gradually consolidating its fleet by aircraft type. The Company plans to eventually replace all J31s and EMB-120s, reducing the type of aircraft operated to three: 1900Ds, Dash 8-200s and CRJs. Mesa intends to phase out the J31s as they come off lease between 1998 and 2004, leaving the Beech 1900Ds as the 19-seat aircraft fleet type. EMB-120s will be replaced by Dash 8s and the CRJs, and all remaining EMB-120s will be redeployed to the Los Angeles and San Francisco hubs. The Fokker 70s will also be replaced by the new CRJs.

Mesa has also been consolidating aircraft bases and certain maintenance facilities. The Company previously operated a combination of J31s and 1900Ds that required multiple maintenance bases in both the Northwest and in California. In early November 1996, the Company transferred aircraft creating a uniform 1900D fleet in the Northwest and a uniform J31 fleet in California. This allowed the closing of two maintenance facilities, the J31 maintenance base in Eugene, Oregon and the 1900D maintenance base in Bullhead City, Arizona.


MESA'S JET SERVICE

Mesa recently announced an order for 16 CRJs with 50 passenger seats as well as options for up to an additional 32 aircraft. Deliveries of the CRJs will begin in early 1997. In conjunction with the CRJ commitment, Mesa will trade in 12 Embraer Brasilias. The Company has been successful in utilizing jet aircraft on selected routes during the last 18 months.

Mesa has selected the CRJ to meet the requirements of a market niche in Fort Worth currently not served and to expand jet service for its America West Express service out of Phoenix, Arizona. The Company plans to use the first four aircraft delivered to initiate service at Fort Worth's Meacham International Airport ("Meacham") beginning in May 1997. Mesa believes that Meacham, which is not currently utilized by scheduled air carriers, offers a unique market niche necessary to operate a successful, stand-alone airline operation. Fort Worth has a population of approximately 1.1 million people with about 70 percent of them living significantly closer to Meacham than Dallas/Fort Worth International Airport or Love Field. The CRJ can efficiently and comfortably serve both short and long routes from Fort Worth and will attract customers who demand jet service. Although customers will have to alter current travel habits, the proximity and convenience of Meacham should foster the change. By 1998, the Company plans to provide service out of Meacham with 10 of its 16 CRJ aircraft.

As of December 7, 1996, Mesa and the City of Fort Worth had not reached a final agreement for the lease of terminal facilities. While the Company believes the remaining issues will be favorably resolved with the City of Fort Worth, there can be no assurance an agreement will be reached. If an agreement is not reached, the Company intends to establish an independent operation based at other locations it has considered and deploy jets in its America West Express or other code-share operations.

After initiating service at Meacham or at another location with the first four CRJs delivered to Mesa, Mesa plans to use the next three jets delivered in the America West Express operation in Phoenix, replacing two Fokker 70 aircraft which are currently used on successful routes. The Company expects to add three additional CRJ aircraft to the America West Express operation by 1998, which will further expand jet capacity in a growing market. Mesa is also optimistic that future opportunities exist for other code-share partners to benefit from the jet service strategy.

MARKETING

Under Mesa's code-sharing agreements, America West, United, and USAir (the major partners) coordinate advertising and public relations within their respective regions. In addition, Mesa benefits from the major partners' advertising programs in regions outside those served by Mesa, with the major partners' customers becoming customers of Mesa as a result of through fares. Under these code-sharing arrangements, Mesa's passengers also benefit from through-fare ticketing with the major partners and greater accessibility to Mesa's flights on computer reservation systems and in the Official Airline Guide.

Mesa's services are promoted through listings in computer reservation systems and the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Mesa participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. Mesa's non-code-share operation, Mesa Airlines, utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of Mesa's codesharing partners are also utilized in each of Mesa's other operations through their respective code-sharing agreements. Mesa also pays booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems. Mesa believes that it has good relationships with the travel agents handling its passengers.


FARES

Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa derives its passenger revenues from a combination of local fares, through fares and joint fares. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Local fares are also frequently used by passengers connecting with other carriers. A through fare is a fare offered to passengers by either America West, United or USAir which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through fares are prorated in accordance with standards specified in the various code-share agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with major carriers as an additional means of deriving passengers connecting through its hub cities.


COMPETITION

The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agents' commissions and the automation of travel agents' reservation systems. Further, because of the Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service. See "Essential Air Service Program" on page 11.

Mesa believes that the Deregulation Act facilitated Mesa's entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Deregulation Act, however, makes possible the entry of other competitors which have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in Mesa's markets.

As discussed earlier, Mesa believes its code-sharing agreements provide a significant competitive advantage in hub airports where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering a superior service makes it very difficult for other regional airlines to compete at such hubs. In addition to the enhanced competitive edge offered by the code-sharing agreements, Mesa competes with other airlines through offering frequent flights, flexible schedules, numerous fare levels and low aircraft operating cost.


FUEL

During its operating history, Mesa has experienced few problems with the availability of fuel, and it believes that it will be able to obtain fuel sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply. Increased fuel costs during the Company's fiscal 1996 year have had an impact on the profitability of the airline market in general and on the Company in particular. The extent and the duration of fuel price increases are not predictable; however to the extent that fuel price increases cannot be passed on to the customer they are absorbed as an additional expense by the Company.


MAINTENANCE OF AIRCRAFT AND TRAINING

All mechanics and avionics specialists employed by Mesa have the appropriate training and experience and hold the required licenses issued by the FAA. Using its own personnel and facilities, Mesa maintains its aircraft on a scheduled and "as-needed" basis. Mesa emphasizes preventive maintenance and checks its aircraft engines and airframes as required. Mesa has also developed an inventory of spare parts specific to the aircraft it flies and has instituted a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

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

During 1996, Mesa created a captive insurance company, MAGI Insurance, Ltd., to handle baggage and freight claims in addition to a portion of Mesa's aviation insurance.


EMPLOYEES

Mesa currently has approximately 4,000 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. In the past Mesa has had no difficulty attracting qualified personnel to meet its requirements.

Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. Mesa is working with its wholly owned subsidiary, MPD, Inc. dba Mesa Pilot Development, to train sufficient numbers of new pilots to maintain adequate staffing in its operations. No assurance can be given, however, that pilot turnover will not become a major problem in the future, particularly if major carriers expand. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth even if pilot turnover does not become a major problem for Mesa.

During November 1996, Mesa reached a five-year agreement with the Air Line Pilots Association (ALPA) for a single pilot contract for Mesa Airlines, Inc. and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and excellent opportunities for advancement. This contract will result in additional annual pilot payroll expense of approximately $3.1 million. WestAir pilots are also represented by ALPA and are currently in federal mediation regarding their contract negotiations. Air Midwest mechanics are represented by the International Association of Machinists (IAM), flight attendants at WestAir and Mountain West, a division of Mesa Airlines, Inc., are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.


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

Mesa serves several subsidized Essential Air Service communities in its operations. Mesa also serves a number of unsubsidized Essential Air Service communities. The Essential Air Service subsidy orders are normally issued for a period of one or two years. Mesa received $3.5 million, $5.4 million, and $5.5 million in subsidy payments in fiscal 1996, 1995 and 1994, respectively. This represented 0.7 percent, 1.2 percent, and 1.4 percent of operating revenues in 1996, 1995 and 1994, respectively.

An airline providing essential air services is required to give the DOT 90 days' advance notice before it may terminate or reduce service. The DOT may require the continuation of existing service until a replacement carrier is found, but in that event it must compensate the carrier for actual losses sustained in continuing to serve the community during this period.

In November 1995, Congress reduced the federal program subsidizing service to small communities (the Essential Air Service program). The DOT unilaterally reduced funding to all Essential Air Service markets by 20 percent following the Congressional action. While the revenue from this program is less than one percent of Mesa's total revenue, Mesa believed this action by the DOT was illegal and began legal proceedings to recover its damages caused by the DOT's action. Mesa prevailed in the litigation which then allowed Mesa to leave the affected markets. Mesa is currently documenting its monetary damages for submission to the government.


REGULATION

As an interstate air carrier, Mesa is subject to the economic jurisdiction of and regulation by the DOT, which became responsible for most of the continuing functions of the Civil Aeronautics Board on January 1, 1985, and the FAA under the Federal Aviation Act of 1958, as amended (the "1958 Act"). Although economic regulation of the airline industry has been considerably diminished by the Deregulation Act, the DOT continues to exercise certain economic regulatory jurisdiction over airlines. In October 1990, Mesa Airlines, Inc. became a certificated air carrier under Section 401 of the 1958 Act. Previously, Mesa Airlines, Inc. operated under an exemption from the certificate requirement. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of the air carrier economic regulations under the 1958 Act, including the assessment of civil penalties, and to seek criminal sanctions. Mesa has recently undergone a routine informal fitness review under direction of the DOT. No further actions have been taken as a result of this review.

During September 1996, the Department of Transportation (DOT) requested supplemental information from Mesa as part of its continuing fitness review obligations. The DOT has stated the request was made because of the Company's expansion into jet service. Mesa has supplied all requested information, and it does not anticipate any action will be taken by the DOT.

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

As a result of the special review by the FAA of Mesa's operations, a consent order was signed in September 1996 assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 will be waived upon Mesa complying with provisions of the consent order. Under the consent order, Mesa has agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations. The consent order requires that control of operational areas (maintenance, flight operations and training) be consolidated under one central management team. The Company has until March 1997 to complete the specified tasks, and as of December 6, 1996 was on or ahead of the schedule set forth in the order.

Based on the required conversion to FAR Part 121 and the provisions of the FAA consent order, Mesa anticipates a one-time capital expenditure of approximately $1.0 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted FAR Part 121 rules. In addition, Mesa presently anticipates ongoing operational costs in order to comply with the FAR
Part 121 rules and consent order of approximately $2.5 million per year.

Recent events in Mesa's Denver system have resulted in many consumer complaints regarding the quality of service in that system. A United States Senator and two Congressmen from Colorado have also complained publicly about the service in the Denver system and requested a Congressional investigation regarding the service level there.

In response to these concerns, Mesa has made significant efforts to improve the Denver situation including hiring additional customer service personnel and placing spare aircraft with flight crew in Denver to assist in reducing flight cancellations. These actions have reduced the operational problems in Denver. The Company has retained the services of a public relations firm and a government affairs firm to address its relationships with local communities and government representatives. The Company has received no further indication that a Congressional investigation regarding the service level in Denver will occur.

Mesa is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities and to the jurisdiction of the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations including noise abatement and curfews.


Item 2.           Properties

Mesa's primary property consists of aircraft used in the operation of the business. The following table lists the aircraft operated by Mesa as of September 30, 1996:


                                            Number of Aircraft
                             ------------------------------------------------
                                                                                 Passenger
Type of Aircraft                  Owned          Leased            Total         Capacity
----------------------------------------------------------------------------------------------

Beechcraft 1900                    100              14              114              19
Embraer Brasilia                     2              30               32              30
BAe Jetstream 31                                    21               21              19
Dash 8-200                                           5                5              37
Dash 8-300                                           1                1              50
Fokker 70                                            2                2              78
                             -----------------------------------------------
Total                              102              73              175
                             -----------------------------------------------

See "Management's Discussion and Analysis - Liquidity and Capital Resources" regarding aircraft commitments.

In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

     Type                       Location                      Ownership             Approximate Size
     ----                       --------                      ---------             ----------------

     Office                     Farmington, NM                Owned                  18,000   sq. ft.
     Training/Dorm              Farmington, NM                Owned                  16,000   sq. ft.
     Hangar                     Farmington, NM                Leased                 30,000   sq. ft.
     Engine Shop                Farmington, NM                Leased                  6,000   sq. ft.
     Hangar                     Fresno, CA                    Leased                 50,000   sq. ft.
     Offices                    Fresno, CA                    Leased                 20,000   sq. ft.
     Warehouse/Office           Fresno, CA                    Leased                 21,750   sq. ft.
     Hangar                     Eugene, OR                    Leased                  7,200   sq. ft.
     Hangar/Office              Wichita, KS                   Leased                 30,000   sq. ft.
     Hangar/Office              Jacksonville, FL              Leased                 30,256   sq. ft.
     Hangar                     Jamestown, NY                 Leased                 30,000   sq. ft.
     Hangar/Office              Dubois, PA                    Leased                 23,000   sq. ft.
     Hangar                     Reading, PA                   Leased                 56,250   sq. ft.
     Hangar/Office              Grand Junction, NM            Leased                 32,768   sq. ft.
     Hangar/Office              Yakima, WA                    Leased                 14,500   sq. ft.
     Hangar/Office              Bullhead City, AZ             Leased                 12,852   sq. ft.
     Office                     Phoenix, AZ                   Leased                  3,570   sq. ft.

In addition, Mesa, as the lessee, leases space at each of the airports in which it operates to accommodate its operations. These leases are generally month-to-month or relatively short-term leases. Mesa, as the lessor, also leases commercial real estate of approximately 26,200 square feet in Farmington, New Mexico to unrelated entities.



Item 3.           Legal Proceedings

During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. During October 1995, the court granted class certification in the action. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a second amended consolidated complaint was filed alleging that during various periods the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate), disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. Mesa has accrued approximately $5.7 million to vigorously defend the class action litigation, of which $4.1 million is included in Deferred Credits as of September 30, 1996.

Mesa and the corporate officers and directors deny the allegations made against them in these lawsuits. Further, Mesa and the corporate officers and directors believe they have substantial and meritorious defenses against these allegations and intend to continue to defend their position vigorously. However, should an unfavorable resolution of this litigation occur, it is possible that Mesa's future results of operations or cash flows could be materially affected in a particular period.

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

                                  FISCAL 1996                      FISCAL 1995
-------------------------------------------------------- --------------------------------
Quarter                      HIGH             LOW              HIGH             LOW
--------------------------------------- ---------------- ---------------- ---------------

First                   $   10.75             8.00             9.50            6.00
Second                      13.25             7.75             9.50            5.75
Third                       13.88            10.38             9.75            4.88
Fourth                      12.13             8.44            12.00            9.00






On December 6, 1996, Mesa had 1,387 shareholders of record. Mesa has never paid cash dividends and does not intend to pay cash dividends in the future.

Item 6.           Selected Financial Data



SELECTED FINANCIAL DATA AND OPERATING STATISTICS
--------------------------------------------------------------------------------
In thousands of dollars, except per share and average fare amounts and otherwise indicated

                                                                        Years ended September 30
                                                                        ------------------------

                                             1996             1995              1994              1993              1992
                                        -----------------------------------------------------------------------------------

Operating revenues                      $   500,363       $   455,139       $   396,134       $   353,640       $   316,615
Operating expenses                          452,369           425,567           347,760           311,730           291,053
Operating income                             47,994            29,572            48,374            41,910            25,562
Other income (expense)                       14,302              (156)            3,534             3,797             1,365
Interest expense                             12,777             6,395             7,916             5,366             4,472
Earnings before income taxes and
 extraordinary item                          49,519            23,021            43,992            40,341            22,455
Earnings before extraordinary item           30,407            14,012            27,276            25,038            14,272
Net earnings                                 30,407            14,012            27,688            26,352            14,272

Earnings per common share before
 extraordinary item                            1.00              0.42              0.75              0.73              0.50
Net earnings per common share                  1.00              0.42              0.76              0.77              0.50
Working capital                              70,860           115,378           134,186           125,706            35,754
Total assets                                678,491           446,722           419,902           399,318           235,160
Long-term debt, excluding current
 portion                                    338,278            78,411            91,772            91,742            70,100
Stockholders' equity                        224,666           255,883           234,316           215,394            99,116
Net book value per common share         $      7.96       $      7.53       $      7.16       $      6.08       $      3.22
---------------------------------------------------------------------------------------------------------------------------

Passengers carried                        6,463,690         6,086,782         5,170,252         4,449,492         3,801,756
Revenue passenger miles (000)             1,364,681         1,179,397           982,642           916,851           779,558
Available seat miles (000)                2,437,662         2,310,895         1,897,933         1,821,156         1,637,307
Average passenger journey                       211               194               190               206               205
Average stage length                            167               167               163                NA                NA
Load factor                                      56%               51%             51.8%             50.3%             47.6%
Break-even passenger load factor               51.7%             49.2%             47.0%             45.8%             46.0%
Revenue per available seat mile                20.5(cent)        19.7(cent)        20.9(cent)        19.4(cent)        19.3(cent)
Cost per available seat mile                   18.6(cent)        18.4(cent)        18.3(cent)        17.1(cent)        17.8(cent)
Average yield per revenue passenger
 mile                                          35.9(cent)        37.5(cent)        38.9(cent)        37.3(cent)        38.7(cent)
Average fare                            $     75.72       $     72.53       $     74.11       $     76.80       $     79.31
Aircraft in service                             175               177               166               146               125
Cities served                                   164               172               165               152               139
Number of employees                           4,000             3,900             3,500             2,800             2,540
===========================================================================================================================
NA - Information not available

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS

Mesa Air Group, Inc. ("Mesa") and its subsidiaries are a group of regional airlines and related companies providing service across the United States as America West Express, Mesa Airlines, United Express and USAir Express.

The following tables set forth selected operating and financial data of Mesa for the years indicated below:


                                                                           OPERATING DATA

                                                                      Years ended September 30
                                                      --------------------------------------------------------
                                                             1996                1995               1994
                                                      --------------------------------------------------------
Passengers                                               6,463,690             6,086,782         5,170,252
Available seat miles (000)                               2,437,662             2,310,895         1,897,933
Revenue passenger miles (000)                            1,364,681             1,179,397           982,642
Load factor                                                  56.0%                 51.0%             51.8%
Revenue per ASM                                              20.5(cent)            19.7(cent)        20.9(cent)
Yield per RPM                                                35.9(cent)            37.5(cent)        38.9(cent)
Cost per ASM                                                 18.6(cent)            18.4(cent)        18.3(cent)




                                                                     FINANCIAL DATA

                                                                Years ended September 30
                                 ------------------------------------------------------------------------------------
                                            1996                          1995                      1994
                                 --------------------------- ---------------------------- ---------------------------
                                           Percent    Cost             Percent    Cost              Percent    Cost
                                   Amount    of       per       Amount   of       per       Amount    of       per
                                    (000)  Revenues   ASM       (000)  Revenues   ASM       (000)  Revenues    ASM
                                 --------------------------- ---------------------------- ---------------------------
Flight operations                 $166,151  33.2%   6.8(cent)$ 166,596  36.6%   7.2(cent) $126,954    32%   6.7(cent)
Maintenance                         81,400  16.3%   3.3(cent)   73,701  16.2%   3.2(cent)   68,908  17.4%   3.6(cent)
Aircraft and traffic servicing      73,469  14.7%   3.0(cent)   64,120  14.1%   2.7(cent)   46,347  11.7%   2.4(cent)
Promotion and sales                 74,844  15.0%   3.1(cent)   73,289  16.1%   3.2(cent)   63,657  16.1%   3.4(cent)
General and administrative          29,186   5.8%   1.2(cent)   26,921   5.9%   1.2(cent)   26,786   6.8%   1.4(cent)
Depreciation and amortization       24,296   4.9%   1.0(cent)   20,940   4.6%   0.9(cent)   15,108   3.8%   0.8(cent)
Aircraft return provision            3,023   0.6%   0.1(cent)     --    --     --             --    --     --
                                 --------------------------- ---------------------------- ---------------------------
    Total operating expenses      $452,369  90.4%  18.6(cent)$ 425,567  93.5%  18.4(cent) $347,760  87.8%  18.3(cent)
                                 =========================== ============================ ===========================
Interest expense                  $ 12,777   2.6%  0.5(cent) $   6,395   1.4%   0.3(cent) $  7,916   2.0%   0.4(cent)
                                 =========================== ============================ ===========================

REVENUE AND EXPENSE COMPARISON


FISCAL 1996 VERSUS FISCAL 1995

Operating revenues increased $45.2 million (10 percent) for fiscal 1996 compared to the prior fiscal year. This increase in operating revenues is the result of a six percent increase in passengers and a four percent increase in average fares. Capacity, measured by available seat miles (ASMs), increased by 5.5 percent. The load factor increased from 51 percent to 56 percent and revenue per ASM increased from 19.7(cent) to 20.5(cent). The airline industry has a history of fare and traffic volatility; however, management expects revenue per available seat mile to remain relatively stable during the next fiscal year.

Flight operations expense decreased from 7.2(cent) per ASM in 1995 to 6.8(cent) per ASM in 1996 primarily due to a reduction of fleet integration costs during the current year, a conversion of many aircraft from being operated under operating lease to owned aircraft, and the operation of jet aircraft throughout the entire 1996 fiscal year. However, this benefit was partially offset by higher-than-average pilot training costs in the third and fourth quarters caused by major airlines hiring more than the usual number of pilots and an increase in fuel related to a new tax on jet fuel and a general increase in price.

Maintenance expense was essentially unchanged at 3.3(cent) per ASM in 1996.

Aircraft and traffic servicing cost increased slightly from 2.7(cent) per ASM in 1995 to 3.0(cent) per ASM in 1996. This increase is primarily the result of increased operating fees at Denver International Airport. These costs include landing fees, station wages, rent and other station costs.

Promotion and sales expense decreased slightly from 3.2(cent) in 1995 to 3.1(cent) per ASM in 1996. These costs include commissions, booking fees and other reservation costs and will vary with revenue.

General and administrative expense remained constant at 1.2(cent) per ASM.

Depreciation and amortization expense increased from 0.9(cent) per ASM in 1995 to 1.0(cent) per ASM in 1996 primarily due to additional depreciation on owned aircraft. Depreciation will continue to increase per ASM during 1997 as a result of additional owned aircraft.

Interest expense increased from 0.3(cent) per ASM in 1995 to 0.5(cent) per ASM in 1996 as a result of financing more aircraft through use of debt rather than operating leases.

Mesa incurred an effective tax rate of approximately 38.6 percent for the year 1996. This rate is lower than 1995 due in part to implementation of a state tax minimization program.

The combination of the above factors, excluding a one-time accrual for Fokker return costs of 0.1(cent) per ASM, resulted in a slight increase in operating expenses from 18.4(cent) per ASM in 1995 to 18.6(cent) per ASM in 1996.


FISCAL 1995 VERSUS FISCAL 1994

Operating revenues increased $59.0 million (15 percent) for fiscal 1995 compared to the prior fiscal year. Capacity measured by ASMs increased by 22 percent. During fiscal 1995 capacity grew at a higher rate than revenues primarily as a result of intense competition and negative publicity regarding regional airline safety which took place in the first six months of the 1995 fiscal year. The introduction of jet aircraft into the fleet in the last quarter of the fiscal year also increased capacity without corresponding increase in revenue per available seat mile. The load factor decreased slightly from 51.8 percent to 51 percent and the yield per RPM decreased from 38.9(cent) to 37.5(cent). The decrease in yield per RPM is primarily the result of lower air fares on the West Coast during the first six months of the year, which adversely affected financial results at the WestAir subsidiary.

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

Promotion and sales expense decreased slightly from 3.4(cent) in 1994 to 3.2(cent) per ASM in 1995. These costs include commissions, booking fees and other reservation costs and will vary with revenue.

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

Mesa incurred an effective tax rate of approximately 39 percent for the year 1995, a slightly higher rate than the prior year. Changes in tax law and the adoption of Financial Accounting Standards Board Statement 109 in 1994 did not have a material impact on the financial statements.

The combination of the above factors resulted in a slight increase in operating expenses from 18.3(cent) per ASM in 1994 to 18.4(cent) per ASM in 1995.


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of September 30, 1996 amounted to $60 million. This was a decrease of $35 million from the prior year resulting from utilization of cash in a stock repurchase program. Mesa generated approximately $42 million in cash from operating activities during 1996. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions, capital expenditures and a continuing stock buy-back program.

Mesa had receivables of $41 million at September 30, 1996 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreements, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs.

Mesa currently has a $20 million line of credit, of which approximately $16 million is available. Amounts reserved under this line of credit have been used to facilitate the issuance of letters of credit.

Mesa has significant operating lease obligations on existing aircraft. At September 30, 1996, Mesa leased 73 aircraft with remaining terms of up to 16.5 years. Future lease payments due under all aircraft operating leases were approximately $282 million at September 30, 1996.

At September 30, 1996, Mesa had commitments to acquire nine Beechcraft model 1900D aircraft prior to December 31, 1996. Beech Acceptance Corporation has agreed to provide lease or debt financing, at Mesa's option.

Mesa accepted delivery of two Fokker 70 jet aircraft during the summer of 1995. Mesa's purchase contract included an option to acquire six additional aircraft. The agreement with Fokker allowed Mesa the right to return the two aircraft to Fokker from 12 to 18 months after delivery, subject to a six-month notification.

During January 1996, Fokker announced a suspension of payments to its creditors. By April 1996, Fokker had entered into liquidation and was unable to provide the six additional Fokker 70 aircraft under option to Mesa. Therefore, since management believed a fleet of two Fokker 70s could not be operated profitably, the Company noticed the return of the two Fokker 70 aircraft.

Daimler-Benz, the owner of the Fokker aircraft, and Mesa have negotiated an agreement in principle which allows Mesa to continue operating the two aircraft through August 1997 at existing lease rates in exchange for the Company's agreement to pay for time-related costs use of the aircraft through the date of return. At June 30, 1996, the Company accrued a provision for the hours utilized on the aircraft through June 30, 1996. In addition, the Company will continue to accrue additional time-related aircraft costs on an hourly basis through the remainder of the lease term of the aircraft. At June 30, 1996 the Company accrued an aircraft return provision for all other estimated costs related to the return of these two aircraft.

Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft worth $262.5 million with deliveries scheduled in early 1996 through March 1997. Due to production delays, the delivery schedule was delayed and Mesa was granted an option to cancel up to five of the 25 aircraft on order. As of September 30, 1996, Mesa had taken delivery of only five of the scheduled 14 Dash 8-200 aircraft. Mesa has arranged financing commitments for 10 of the 25 aircraft and is presently arranging financing for the remaining aircraft on order. Bombardier will participate as needed to finance any new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft. The Dash-8-200 aircraft purchase agreement provides for a spare parts supply program, which includes all required parts to maintain the aircraft, excluding engines and propellers, for a period of seven years. Mesa will pay a fixed hourly charge per flight hour for this spare parts supply program.

During August 1996, Mesa entered into a memorandum of understanding to acquire 16 Canadair Regional 50-passenger jet aircraft ("CRJs") worth approximately $320 million with deliveries to begin in February 1997. Mesa will trade in 12 Embraer Brasilia aircraft on the 16 Canadair Regional jet aircraft on order. An $8.3 million deposit has been made to Bombardier, Inc. related to this commitment, and Bombardier will participate as needed to provide financing for the CRJs to be acquired by Mesa. Mesa has options to acquire an additional 32 CRJ aircraft.

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

As a result of the special review by the FAA of Mesa's operations, a consent order was signed in September 1996 assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 will be waived upon Mesa complying with provisions of the consent order. Under the consent order, Mesa has agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations. The consent order requires that control of operational areas (maintenance, flight operations and training) be consolidated under one central management team. The Company has until March 1997 to complete the specified tasks, and as of December 6, 1996 was on or ahead of the schedule set forth in the order.

Based on the required conversion to FAR Part 121 and the provisions of the FAA consent order, Mesa anticipates a one-time capital expenditure of approximately $1.0 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted FAR Part 121 rules. In addition, Mesa presently anticipates ongoing operational costs in order to comply with the FAR
Part 121 rules and consent order of approximately $2.5 million per year.

Mesa does not expect any material negative impact to its operations as a result of inflation. Mesa believes fares, and accordingly revenues, can be changed to offset the impact of inflation. Approximately 80 percent of Mesa's $355.4 million of indebtedness is at floating rates and may be affected by inflation if such inflation results in an increase in interest rates. A significant portion of the aircraft fleet is leased at fixed rates that would not be impacted by inflation.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies can elect to account for stock-based compensation plans using a method based upon fair value or can continue measuring compensation expense for those plans using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Companies electing to continue using the intrinsic value method must make pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the "fair value based method" had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

Mesa announced on December 20, 1996 that it anticipates falling short of analysts' earnings expectations for the first fiscal quarter of 1997 (October-December 1996). Disappointing revenues in November, along with several one-time costs associated with changes in its operations, are the primary causes of the anticipated shortfall. These changes relate to improvements in the Company's performance and customer service levels in the Denver system; the consolidation of operations on the West Coast by fleet type and the related closing of two maintenance facilities in that system. In addition, the Company incurred unusually high pilot training costs resulting from a transition into the deHavilland Dash 8-200 aircraft. The Company has also suffered the industry-wide consequences of dramatically increased fuel costs.

As a result of these changes, which caused these one-time expenses, the Company expects to realize improving financial results going forward into the subsequent quarters.

FORWARD LOOKING STATEMENTS

This Form 10-K contains information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, entry into an independent jet operation, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of the Company; the resolution of litigation in a favorable manner; and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; an increase in competition along the routes the Company plans to operate its newly acquired aircraft; material delays in completion by the manufacturer of the ordered and yet- to-be delivered aircraft; changes in general economic conditions, such as fuel price increases, and changes in regional economic conditions, making the costs of aircraft operation prohibitive in the targeted regions the Company plans to operate the newly acquired aircraft; the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and the Company's operations; bureaucratic delays on amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with trial outcomes. See page 2 of Form 10-K.

Item 8.           Financial Statements and Supplementary Data


         1.  Consolidated Financial Statements

                  Page 23 -   Independent Auditors' Report

                  Page 24 -   Consolidated Balance Sheets - September 30,
                              1996 and 1995

                  Page 26 -   Consolidated Statements of Earnings - Years
                              ended September 30, 1996, 1995, and 1994

                  Page 27 -   Consolidated Statements of Cash Flows -
                              Years ended September 30, 1996, 1995, and 1994

                  Page 28 -   Consolidated Statements of Stockholders'
                              Equity - Years ended September 30, 1996, 1995, and 1994

                  Page 29 -   Notes to Consolidated Financial Statements

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
MESA AIR GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, cash flows, and stockholders' equity for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

November 22, 1996
Phoenix, Arizona

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

                                                                September 30
                                                          -----------------------
                                                            1996          1995
---------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 54,720       $ 53,675
  Marketable securities (note 2)                             5,300         40,901
  Receivables, principally traffic                          41,105         44,811
  Expendable parts and supplies, less allowance for
    obsolescence of $1,350 and $1,200                       26,956         24,682
  Prepaid expenses and other current assets                  6,394          6,923
                                                          -----------------------

   Total current assets                                   $134,475       $170,992

Property and equipment, net (notes 4 and 5)                452,273        170,899
Lease and equipment deposits (notes 9 and 10)               10,889         26,147
Intangibles, less amortization of $8,687 and $3,523         53,538         60,598
Other assets                                                27,316         18,086
                                                          -----------------------

Total assets                                              $678,491       $446,722
                                                          =======================



          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)


                                                                                  September 30
                                                                            -----------------------
                                                                              1996           1995
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases (note 5)           $ 17,127       $  8,283
    Accounts payable                                                          13,811         23,205
    Income taxes payable (note 6)                                              3,708          1,073
    Air traffic liability                                                      4,789          5,131
    Accrued compensation                                                       5,010          3,937
    Other accrued expenses                                                    19,170         13,985
                                                                            -----------------------

          Total current liabilities                                           63,615         55,614

Long-term debt and capital leases, excluding current portion (note 5)        338,278         78,411
Deferred credits                                                              29,538         28,353
Deferred income taxes (note 6)                                                22,394         28,461
Stockholders' equity (note 7):
   Preferred stock of no par value, 2,000,000 shares
     authorized; no shares issued and outstanding                                 --             --
   Common stock of no par value, 75,000,000 shares authorized;
     28,243,382 shares in 1996 and 33,460,742 shares in 1995 issued
     and outstanding                                                         100,876        151,957
Retained earnings                                                            121,283         90,876
Unrealized gain on marketable securities, net of deferred
  income taxes of $1,420 and $8,700 (note 2)                                   2,507         13,050
                                                                            -----------------------

          Total stockholders' equity                                         224,666        255,883
                                                                            -----------------------

Commitments, contingencies and
  subsequent events (notes 3, 8, 9, 10, and 12)

          Total liabilities and stockholders' equity                        $678,491       $446,722
                                                                            =======================



          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)



                                                                          Years Ended September 30
                                                                  ----------------------------------------
                                                                    1996            1995            1994
----------------------------------------------------------------------------------------------------------
Operating revenues:

  Passenger                                                       $489,432        $442,087        $383,162
  Freight and other                                                  7,387           7,636           7,467
  Public service                                                     3,544           5,416           5,505
                                                                  ----------------------------------------

          Total operating revenues                                 500,363         455,139         396,134
                                                                  ----------------------------------------
Operating expenses:

  Flight operations                                                166,151         166,596         126,954
  Maintenance                                                       81,400          73,701          68,908
  Aircraft and traffic servicing                                    73,469          64,120          46,347
  Promotion and sales                                               74,844          73,289          63,657
  General and administrative                                        29,186          26,921          26,786
  Depreciation and amortization                                     24,296          20,940          15,108
  Aircraft return provision (note 10)                                3,023            --              --
                                                                  ----------------------------------------

          Total operating expenses                                 452,369         425,567         347,760
                                                                  ----------------------------------------

          Operating income                                          47,994          29,572          48,374
                                                                  ----------------------------------------
Non-operating income (expenses):

  Interest expense                                                 (12,777)         (6,395)         (7,916)
  Interest income                                                    2,274           1,970           3,607
  Other (notes 2 and 12)                                            12,028          (2,126)            (73)
                                                                  ----------------------------------------

          Total non-operating expenses                               1,525          (6,551)         (4,382)
                                                                  ----------------------------------------
          Earnings before income tax expense and
            extraordinary item                                      49,519          23,021          43,992

Income tax expense (note 6)                                         19,112           9,009          16,716
                                                                  ----------------------------------------

          Earnings before extraordinary item                        30,407          14,012          27,276

Extraordinary item - gain on extinguishment of debt, net of
    income taxes of $252 in 1994                                      --              --               412
                                                                  ----------------------------------------
          Net earnings                                            $ 30,407        $ 14,012        $ 27,688
                                                                  ========================================

Average common and common equivalent shares outstanding             30,449          33,363          36,559
                                                                  ========================================
Earnings per common and common equivalent share:
    Earnings before extraordinary item                            $   1.00        $   0.42        $   0.75
    Extraordinary item                                                --              --              0.01
                                                                  ----------------------------------------
          Net earnings                                            $   1.00        $   0.42        $   0.76
                                                                  ========================================

          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                   Years Ended September 30
                                                                          ----------------------------------------
                                                                             1996            1995            1994
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                            $ 30,407        $ 14,012        $ 27,688

  Adjustments to reconcile net earnings
    to net cash flows from operating activities:

       Depreciation and amortization                                        24,296          20,940          15,108
       Provision for litigation and other liabilities                       10,000            --              --
       Deferred income taxes                                                10,473             493           6,074
       (Gain) loss on disposal of property and equipment                       689             (82)         (1,069)
       (Gain) loss on sale of securities                                   (22,008)            145            --
       Extraordinary item - gain on extinguishment of debt                    --              --              (664)
       Amortization of deferred credits                                     (3,271)          (1964)          1,283
       Stock bonus plan                                                        970             538             979

  Changes in assets and liabilities, net of acquisitions:
       Receivables                                                           3,706           1,658          (9,627)
       Expendable parts and supplies                                        (2,274)         (5,281)         (6,631)
       Prepaid expenses and other current assets                               529             442          (4,248)
       Accounts payable                                                     (4,361)         12,485           1,074
       Other accrued liabilities                                            (6,109)           (400)          7,037
                                                                          ----------------------------------------

       NET CASH FLOWS FROM OPERATING ACTIVITIES                             43,047          42,986          37,004
                                                                          ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                     (20,263)        (92,296)        (32,599)
  Proceeds from sale of property and equipment                               1,616          99,634           3,366
  Proceeds from maturities and sale of marketable securities                40,861          23,499         136,170
  Purchases of marketable securities                                          --              --           (89,946)
  Purchased intangibles                                                       --           (34,489)        (15,505)
  Other assets                                                                (354)         (2,492)         (4,018)
  Lease and equipment deposits                                                 699          (9,365)         (3,300)
                                                                          ----------------------------------------

       NET CASH FLOWS FROM INVESTING ACTIVITIES                             22,559         (15,509)         (5,832)
                                                                          ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds received from long-term debt                                       --             5,000            --
  Principal payments on long-term debt and
    obligations under capital leases                                       (12,141)        (18,553)        (11,129)

  Proceeds from issuance of common stock                                     1,510           1,592           2,631
  Common stock repurchase and retirement                                   (53,930)           --           (24,503)
  Proceeds from deferred credits                                              --             2,592           1,275
                                                                          ----------------------------------------

       NET CASH FLOWS FROM FINANCING ACTIVITIES                            (64,561)         (9,369)        (31,726)
                                                                          ----------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      1,045          18,108            (554)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              53,675          35,567          36,121
                                                                          ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 54,720        $ 53,675        $ 35,567
                                                                          ========================================


          See accompanying notes to consolidated financial statements.

MESA AIR GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended September 30, 1996, 1995 and 1994
(in thousands except number of shares)


                                                                                                Available
                                                 Number of         Common         Retained       for sale
                                                  shares            stock         earnings      securities         Total
                                                -------------------------------------------------------------------------
Balance at September 30, 1993                   35,425,709        $166,218        $ 49,176           --          $215,394

Exercise of options (note 7)                       534,129           2,631            --             --             2,631

Stock bonus plan (note 8)                          109,204             979            --             --               979

Common stock repurchase                         (3,365,000)        (24,503)           --             --           (24,503)

Tax benefits from sale of optioned stock              --             2,370            --             --             2,370

Change in unrealized gains, net of tax                --              --              --            9,757           9,757

Net earnings                                          --              --            27,688           --            27,688
                                                -------------------------------------------------------------------------
Balance at September 30, 1994                   32,704,042        $147,695        $ 76,864       $  9,757        $234,316

Exercise of options (note 7)                       687,487           1,592            --             --             1,592

Stock bonus plan (note 8)                           69,213             538            --             --               538

Tax benefits from sale of optioned                    --             2,132            --             --             2,132
stock

Change in unrealized gains, net of tax                --              --              --            3,293           3,293
    (note 2)

Net earnings                                          --              --            14,012           --            14,012
                                                -------------------------------------------------------------------------

Balance at September 30, 1995                   33,460,742        $151,957        $ 90,876       $ 13,050        $255,883

Exercise of options (note 7)                       194,759           1,510            --             --             1,510

Stock bonus plan (note 8)                           94,281             970            --             --               970

Common stock repurchase                         (5,506,400)        (53,930)           --             --           (53,930)

Tax benefits from sale of optioned
stock                                                 --               369            --             --               369

Change in unrealized gains, net of tax
    (note 2)                                          --              --              --          (10,543)        (10,543)

Net earnings                                          --              --            30,407                         30,407
                                                -------------------------------------------------------------------------

Balance at September 30, 1996                   28,243,382        $100,876        $121,283       $  2,507        $224,666
                                                =========================================================================



          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1996, 1995 and 1994

1.       Summary of Significant Accounting Policies

         a.       Principles of Consolidation and Organization

                  Mesa Air Group, Inc. ("Mesa") and its subsidiaries is a group of regional airlines providing service in various regions across the United States as America West Express, Mesa Airlines, United Express and USAir Express.

                  Pursuant to ratification by Mesa's shareholders, during September 1996 Mesa (previously a New Mexico corporation) reincorporated in the state of Nevada. MPD, Inc. (formerly San Juan Pilot Training, Inc. dba Mesa Air Pilot Development) and FCA, Inc. (formerly Four Corners Aviation, Inc.) were also reincorporated as Nevada corporations. A new subsidiary, Mesa Airlines, Inc., a Nevada corporation, was formed to hold all airline operating divisions. The Company is in the process of revising the management structure to centralize flight and maintenance controls and management in one location and will switch from the "division" management system to one focusing on its hubs.

                  The consolidated financial statements include the accounts of Mesa and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., MPD, Inc., and FCA, Inc., MAGI Insurance, Ltd. and Mesa Leasing, Inc. (collectively referred to as Mesa). All significant intercompany balances and transactions have been eliminated in consolidation.

                  Mesa is a Nevada-based regional airline providing passenger service across the United States utilizing 173 turboprop aircraft and two jet aircraft. Mesa also operates four other related companies. The related companies are Desert Turbine Services, FCA, Inc., MPD, Inc. and Regional Aircraft Services, Inc.

                  Mesa currently operates as America West Express under a code-sharing agreement which expires in 2004 with America West Airlines, Inc. ("America West") utilizing a Phoenix, Arizona hub.

                  Mesa utilizes an Albuquerque hub as Mesa Airlines, serving the Southwest and Rocky Mountain regions.

                  In addition, Mesa operates as United Express under two separate code-sharing agreements with United Airlines ("United"). One code-sharing agreement, expiring in 1998, covers operations on the West Coast originating out of hubs in San Francisco and Los Angeles. The other United code-sharing agreement provides for operations as United Express out of hubs in Denver, Portland and Seattle and expires in 2005.

                  Mesa also operates as USAir Express under three code-sharing agreements with USAir, Inc. ("USAir"). One agreement covers operations utilizing a Kansas City hub and expires in 2000. Another USAir code-sharing agreement covers operations out of the Pittsburgh hub and expires in 2003. The third agreement covers hubs in New Orleans, Tampa, Orlando, Philadelphia and Boston hubs and expires in 2004.

                  MPD, Inc. dba Mesa Pilot Development began operations in 1989 and provides flight training in coordination with a community college. FCA, Inc. dba Four Corners Aviation, which was acquired in 1992, is a fixed-base operation in Farmington, New Mexico. Regional Aircraft Services, Inc. and Desert Turbine Services provide aircraft and engine maintenance service to Mesa.

                  MAGI Insurance, Ltd. is a captive insurance created to handle freight and baggage claims in addition to a portion of Mesa's aviation insurance.

         b.       Cash and Cash Equivalents

                  For purposes of the statements of cash flows, Mesa considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         c.       Marketable Securities

                  All marketable securities are considered to be available for sale. Any unrealized holding gains or losses on available-for-sale securities have been recorded net of deferred taxes through stockholders' equity. Premiums and discounts on debt securities are amortized over the term to maturity using the interest method.

         d.       Receivables

                  Mesa provides commercial air transportation into most regions of the United States. The majority of the passenger tickets collected by Mesa at the time of travel are sold by other air carriers largely as a result of the code-sharing agreements discussed above. As a result, Mesa has a significant concentration of its accounts receivable with other air carriers and does not have any collateral securing such accounts receivable. At September 30, 1996 and 1995, accounts receivable from air carriers totaled approximately $33.8 million and $36.5 million, respectively. Accounts receivable credit losses have not been significant and have been within management's expectations.

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

         g.       Intangibles

                  In February 1990, Mesa acquired the routes previously developed in the Rocky Mountain region by Aspen Airways, Inc. "Aspen" signed a 10-year noncompete agreement with the exception of a direct route to Aspen, Colorado. The cost of $3 million for this noncompete agreement is being amortized over a 10-year period.

                  In July 1991, Mesa acquired Air Midwest, Inc. This acquisition resulted in purchased intangibles of approximately $10.2 million, which are being amortized over a 40-year period. Subsequently the intangibles were reduced by approximately $5.7 million for the recognition of the tax effects of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase. In February 1994, Mesa entered into an Asset Purchase Agreement with Crown Airways, Inc., now operating as USAir Express utilizing a Pittsburgh hub. Intangible assets of $11.3 million are being amortized over a 20-year period.

                  In July 1994, Mesa entered into an Asset Purchase Agreement with USAir for certain aircraft and related assets of its subsidiary Pennsylvania Commuter Airlines, Inc. dba Allegheny Commuter Airlines now operating as USAir Express originating out of Boston, Philadelphia and New Orleans. Acquired intangibles of $10.5 million are being amortized over a 20-year period.

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

         h.       Income Taxes

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

         i.       Deferred Credits

                  Deferred lease incentives consist of credits for parts or services and deferred gains from the sale and leaseback of aircraft. Deferred credits are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

         j.       Revenues

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

                  As a code-share partner for America West, United, and USAir, Mesa participates in the frequent flyer programs of these airlines. Incremental costs for mileage accumulation relating to those programs is expensed as incurred.

         k.       Maintenance

                  Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred.

         l.       Earnings Per Common and Common Equivalent Share

                  Earnings per common and common equivalent share are computed based on the weighted average number of common shares, and if dilutive, common stock equivalent shares (options and warrants) outstanding during the respective periods. Fully diluted earnings per share are not materially different than primary earnings per share and has not been presented. The number of shares used in the earnings-per-share computation are as follows:

                                                 September 30

                                          1996       1995        1994
                                         -----------------------------
                                                 (in thousands)
Weighted average shares of common
  stock outstanding during the year      29,988     32,857      35,361

Common stock equivalent shares --
  assumed exercise of options               461        506       1,198

                                         -----------------------------
                                         30,449     33,363      36,559
                                         =============================


         m.       New Accounting Standard

                  Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies can elect to account for stock-based compensation plans using a method based upon fair value or can continue measuring compensation expense for those plans using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). Companies electing to continue using the intrinsic value method must make pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the "fair value based method" had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

         n.       Reclassifications

                  Certain prior year balances have been reclassified to conform to the 1996 presentation.

2.       Marketable Securities

         Marketable securities available for sale are summarized as follows:


                                                                     September 30
                                                        1996                   1995
                                                ------------------------------------------
                                                                  (in thousands)
                                                ------------------------------------------
                                                  Cost       Market      Cost      Market
                                                ------------------------------------------
Equity securities                               $ 3,903     $ 7,830    $18,743     $40,524

Debt securities:
  Corporate bonds                                    --          --      3,010       2,997

  Municipal securities                            1,001       1,001      2,055       2,038
                                                ------------------------------------------
                                                  4,904       8,831     23,808      45,559
Less equity securities classified as
  Other Assets                                   (2,246)     (3,531)    (2,244)     (4,658)
                                                ------------------------------------------
                                                $ 2,658     $ 5,300    $21,564     $40,901
                                                ==========================================

         At September 30, 1996, all debt securities will mature within one year.

         Unrealized gains and losses at September 30, 1996 by security classification are as follows (in thousands):


                                                  Unrealized     Unrealized
                                                     Gains         Losses        Net
                                                  -----------------------------------
Equity securities: available for sale               $3,927          $--        $3,927
                                                    =================================

         On August 25, 1994, Mesa entered into the AmWest Partners, L. P. partnership agreement, which governs the terms of an investment by the partnership in America West providing for the consummation of America West's Plan of Reorganization. Upon making the investment, the partnership was dissolved. In consideration of the investment of approximately $18.7 million, Mesa received 100,000 Class A shares of common stock, 2,183,343 Class B shares of common stock and 799,767 warrants. In February 1996, Mesa sold 1,984,970 shares of Class B common stock of America West, resulting in a realized gain of $22 million. At September 30, 1996, 100,000 Class A shares, approximately 200,000 Class B shares and warrants were classified as available for sale, and market appreciation was recorded (net of taxes) through equity.


3.       Investment in Community Express Airlines, Limited. (CEAL)

         In May 1995, Mesa purchased approximately 49.9 percent of the outstanding voting common shares and all of the preferred shares of Community Express Airlines, Limited ("CEAL"), a start-up commuter airline in the United Kingdom with headquarters in Birmingham, England for approximately $1.3 million. During November 1995, an additional cash infusion was made and Mesa's preferred shares were converted to common shares and a nine-year interest-free loan resulting in a decrease in Mesa's interest in CEAL to 44 percent. By August 1996, CEAL had not yet attained break-even cash flow, and Mesa elected not to invest further resources in CEAL. In September 1996, CEAL ceased operations. As of September 30, 1996, Mesa's investment in CEAL was written off.


4.       Property and Equipment

         Property and equipment consists of the following:

                                                               September 30
                                                            1996         1995
                                                         -----------------------
                                                             (in thousands)
Flight equipment, substantially pledged                  $ 482,736      $190,502

Other equipment                                             20,047        19,425

Construction in progress                                         5           817

Leasehold improvements                                       4,571         4,178

Furniture and fixtures                                       2,355         3,058

Buildings                                                    9,480         9,068

Land                                                           525           526

Vehicles                                                     2,200         1,953
                                                         -----------------------
                                                           521,919       229,527

Less accumulated depreciation                             (69,646)       (58,628)
                                                         -----------------------

Net property and equipment                               $452,273       $170,899
                                                         =======================

         As of September 30, 1996, Mesa had flight equipment consisting primarily of rotable parts held for sale with a fair value of approximately $11.7 million included in Other Assets.


5.       Long-Term Debt, Capital Leases and Lines of Credit

         At September 30, 1996, Mesa had a line of credit with a bank of $20 million bearing interest at prime plus 1/2 percent (8.75% at September 30, 1996). At September 30, 1996, approximately $4 million letters of credit were outstanding under the line of credit. The line matures on March 31, 1997 and bears an annual fee of 1/4 percent.

         Mesa leases certain equipment under leases having noncancelable lease terms of more than one year which have been recorded as capital leases.

         In May 1996, Mesa refinanced operating leases on 66 aircraft as debt resulting in additional debt of approximately $234 million. Subsequent deliveries of 1900D aircraft have been financed by use of debt.

         Long-term debt and capital leases consist of the following:


                                                                                        September 30

                                                                                     1996           1995
                                                                                    -----------------------
                                                                                         (in thousands)
Notes payable to Raytheon Aircraft Credit Corporation:
Approximately $857,000 plus interest due monthly at prime and an
Adjusted Libor Rate (7.06% to 8.25% at September 30, 1996) through
2011.  Secured by aircraft.                                                         $297,327        $15,761

Notes payable to banks: Approximately $500,200 due monthly plus interest indexed to Adjusted Libor Rates (6.49%  to 7.56% at
September 30, 1996) through 2006.  Secured by aircraft.                               55,716         58,413

Various notes payable and capital leases; due in monthly installments through
2003; interest indexed to prime and an Adjusted Libor Rate
Secured by aircraft.                                                                   2,362         12,520
                                                                                    -----------------------

Total long-term debt and capital leases                                              355,405         86,694

Less current portion                                                                 (17,127)        (8,283)
                                                                                    -----------------------
Long-term debt and capital leases, excluding current portion                        $338,278        $78,411
                                                                                    -----------------------

         PRINCIPAL MATURITIES OF LONG-TERM DEBT AND CAPITAL LEASES FOR EACH OF THE NEXT FIVE YEARS ARE AS FOLLOWS:

                                YEAR ENDING SEPTEMBER 30:
                              -----------------------------
                                     (in thousands)
                              1997                  $17,127
                              1998                   17,042
                              1999                   17,573
                              2000                   18,231
                              2001                   19,116
                                                    =======

6.       Income Taxes

         Income tax expense consists of the following:

                               September 30

                      1996         1995         1994
                    ----------------------------------
Current:                      (in thousands)
   Federal          $ 7,912       $6,899       $ 8,679

   State                727        1,617         1,462
                    ----------------------------------
                      8,639        8,516        10,141
                    ----------------------------------
Deferred:

   Federal            8,457          399         5,627

   State              2,016           94           948
                    ----------------------------------

                     10,473          493         6,575
                    ----------------------------------
Total income
  tax expense       $19,112       $9,009       $16,716
                    ==================================


         The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1996, 1995 and 1994 to earnings before income taxes and extraordinary item) as follows:

                                                                  September 30

                                                           1996      1995       1994
                                                         ----------------------------
                                                                (in thousands)
Computed "expected" tax expense                          $17,332    $8,058    $15,397

Increase (reduction) in income taxes resulting from:
   Intangibles                                                98         8         97
   Investment tax credits                                    (29)       --         --
   Tax exempt interest                                       (32)     (112)      (505)
   State taxes, net of federal tax benefit                 1,783       951      1,319
   Other                                                     (40)      104        408
                                                         ----------------------------

       Total income tax expense                          $19,112    $9,009    $16,716
                                                         ============================

         Elements of deferred income tax assets (liabilities) are as follows:


                                                                                    September 30
Deferred tax assets:                                                             1996         1995
                                                                               ---------------------
                                                                                  (in thousands)
   Inventory, parts and equipment reserves                                    $   1,288     $  1,380
   Accrued expenses                                                                 845        1,287
   Deferred credit                                                                3,514        3,345
   Other accrued liabilities                                                      4,380        (390)
   WestAir investment tax credit carryover                                           --        1,627
   AMT credit carryover                                                           5,507       12,290
   Unrealized holding gain on marketable securities                             (1,420)      (8,700)
   Benefit of net operating loss and tax credit carryforwards                     1,708        3,091
                                                                               ---------------------
                                                                                 15,822       13,930
Valuation allowance                                                              (1,000)      (3,000)
                                                                               ---------------------
Net deferred tax assets                                                          14,822       10,930

Deferred tax liabilities:
   Depreciation and tax capital lease differences                               (37,216)      39,391)
                                                                               ---------------------
Net deferred taxes                                                             $(22,394)    $(28,461)
                                                                               =====================


         Deferred tax assets include benefits estimated to be realized from the utilization of minimum tax credit carryforwards of $5.5 million which do not expire and from the utilization of investment tax credit carryforwards of $1 million which expire from 2000 through 2001. The tax benefits from the investment tax credit and loss carryforwards, which were obtained in the acquisition of Air Midwest, Inc., have been recorded as a reduction of intangibles. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

         Mesa's U.S. federal income tax returns for 1989, 1990 and 1991 have been examined by the IRS. A tentative agreement on the audit issues has been reached with the IRS appeals division and will result in additional federal income tax payable in the 1989 through 1994 tax years of approximately $4 million. An additional net $2.5 million of state income taxes payable in the 1989 through 1994 tax years will result from settlement of the federal audit. Interest expense relating to the additional federal and state tax adjustments total $1.8 million as of September 30, 1996. Provision has been made for tax and interest payable from the audit, and the $6.5 million tax liability is reflected in current income taxes payable as of September 30, 1996.


7.       Stockholders' Equity

         On June 2, 1992, Mesa adopted an employee stock option plan which provides for the granting of options to purchase up to 2,250,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,999,481 shares have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 250,519. This depleted all remaining options available for granting under this plan.

         On December 1, 1995, Mesa adopted an additional employee stock option plan under the new management incentive program (Omnibus Plan) which provides for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,958,458 options have been granted.

         In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which 100,000 options have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 590,000. There are 110,000 remaining options available for granting under this plan.

         On December 9, 1994, Mesa adopted an additional directors' stock option plan for outside directors. This plan provides for the grant of options for up to 50,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which 24,000 options have been granted.

         Transactions in stock options under these plans are summarized as follows:

                                                  Shares under                        Exercisable
                                                    options        Price range           shares
                                                  -----------------------------------------------
Outstanding at September 30, 1993                  2,219,273      $1.34 - $19.25       1,124,042
     Granted                                         658,400      $7.25 - $17.25
     Exercised                                      (534,129)     $1.34 - $12.75
     Canceled                                       (118,324)     $1.40 - $ 7.34

Outstanding at September 30, 1994                  2,225,220                           1,099,318
     Granted                                         273,200      $6.00 - $ 8.38
     Exercised                                      (687,487)     $1.34 - $ 7.75
     Canceled                                       (185,867)     $7.09 - $17.25

Outstanding at September 30, 1995                  1,625,066                             946,204
     Granted                                       2,007,125      $9.13 - $11.88
     Exercised                                       194,759      $7.09 - $ 8.50
     Canceled                                         48,385      $7.75 - $16.00
Outstanding at September 30, 1996                  3,389,047                           1,509,332


         At September 30, 1996, there were 977,542 shares of common stock available for grant under these plans.

         At its December 1, 1995 meeting, the Board of Directors of Mesa approved a stock buy-back program under which cash generated by operations may be used to repurchase Mesa common stock. During fiscal year 1996, Mesa repurchased 5.5 million shares having a value of approximately $54 million. The Board's intent is that available cash not required for working capital, general corporate purposes or other investment opportunities be used to repurchase Mesa common stock.


8.       Benefit Plans

         Mesa and WestAir have 401(k) plans under which employees may contribute up to 15 percent of their annual compensation, as defined. Mesa and WestAir currently make matching contributions of 50 percent of employee contributions up to 10 percent. To be eligible to participate in their respective plans, employees must be at least 21 years of age, have a minimum of one year of service with Mesa and have worked at least 1,000 hours. These plans are not available to certain union employees. Upon completing three years' service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year.

         The employees become fully vested in employer contributions after seven years of employment. Mesa has the right to terminate the 401(k) plan at any time.

         Contributions by Mesa to the above plans for the years ended September 30, 1996, 1995 and 1994 were $1,286,746, $1,097,023, and $894,633, respectively.

         A management incentive program (Omnibus Plan), approved in September 1995 and ratified by shareholders at the April 1996 annual meeting, has a cash incentive provision that ties the corporate officers to an increase in the earnings per share over the previous year, and the division/subsidiary executives to a specified rate of return on revenue. The total incentive expense under the Omnibus Plan for fiscal year 1996 and 1995 was approximately $1.9 million and $165,000 respectively.

         On March 9, 1993, Mesa adopted an Employee Stock Bonus Plan which provides for employees of Mesa to receive shares of Common Stock in lieu of discretionary cash bonuses accrued each quarter. The custodian of the plan is empowered to determine the times at which and the conditions under which the plan, on behalf of participating employees, purchases shares of Common Stock. All purchases of Common Stock by the custodian will be made at prices approximating fair market value on the date of purchase, subject to the limitation that only 1,000,000 shares may be purchased over the life of the plan. The bonuses paid under the plan for the year ended September 30, 1996, 1995 and 1994 were $969,937, $541,044, and $2,059,000, respectively. Employees of Mesa who participate in Mesa's management incentive program are not eligible to receive a stock bonus under the employee plan. As of September 30, 1996, a total of 370,632 shares have been issued pursuant to the plan.

9.       Lease Commitments

         a.       Operating Leases

                  At September 30, 1996, Mesa leased 73 aircraft under noncancelable operating leases with remaining terms ranging up to 16.5 years. The aircraft leases require Mesa to pay all taxes, maintenance, insurance and other operating expenses. Mesa has the option to terminate the leases at various times throughout the lease. Lease deposits totaling $1.0 million have been paid to secure the leases and are included in lease and equipment deposits on the accompanying consolidated balance sheet at September 30, 1996.

                  Certain lease agreements contain provisions which, among other things, require Mesa to maintain (i) certain levels of net worth, (ii) the code-sharing agreement between United and WestAir, and (iii) certain debt and working capital ratios. Payment of cash dividends is also restricted. At September 30, 1996, Mesa was in compliance with these provisions.

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

                  Aggregate rental expense totaled $59 million, $65.6 million (net of $0.8 million of sublease income), and $44.8 million (net of $8.2 million of sublease income) for the years ended September 30, 1996, 1995 and 1994, respectively.

                  Future minimum lease payments under noncancelable operating leases are as follows:

                            Year ending September 30
                         --------------------------------
                                    (in thousands)
                         1997                    $ 38,649
                         1998                      34,182
                         1999                      32,774
                         2000                      30,651
                         2001                      27,335
                         Thereafter               118,301


10.      Aircraft Acquisitions  and Commitments

         At September 30, 1996, Mesa had commitments to acquire nine Beechcraft model 1900D aircraft prior to December 31, 1996. Beech Acceptance Corporation has agreed to provide lease or debt financing, at Mesa's option. Mesa has made a $25,000 deposit for each of these aircraft which is included in lease and equipment deposits at September 30, 1996 in the accompanying consolidated balance sheet. Mesa has the option under certain specified conditions to trade in at stipulated value its 1900C aircraft in "as-is" FAR Part 135 airworthy condition as new 1900D aircraft are received. As of September 30, 1996, five 1900C aircraft remained for trade-in which will be returned by December 31, 1996.

         Mesa accepted delivery of two Fokker 70 jet aircraft during the summer of 1995. Mesa's purchase contract included an option to acquire six additional aircraft. The agreement with Fokker allowed Mesa the right to return the two aircraft to Fokker from 12 to 18 months after delivery, subject to a six-month notification.

         During January 1996, Fokker announced a suspension of payments to its creditors. By April 1996, Fokker had entered into liquidation and was unable to provide the six additional Fokker 70 aircraft under option to Mesa. Therefore, since management believed a fleet of two Fokker 70s could not be operated profitably, the Company noticed the return of the two Fokker 70 aircraft.

         Daimler-Benz, the owner of the Fokker aircraft, and Mesa have negotiated an agreement in principle which allows Mesa to continue operating the two aircraft through August 1997 at existing lease rates in exchange for the Company's agreement to pay for time-related costs use of the aircraft through the date of return. At June 30, 1996, the Company accrued a provision for the hours utilized on the aircraft through June 30, 1996. In addition, the Company will continue to accrue additional time-related aircraft costs on an hourly basis through the remainder of the lease term of the aircraft. At June 30, 1996 the Company accrued an aircraft return provision for all other estimated costs related to the return of these two aircraft.

         Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft worth $262.5 million with deliveries scheduled in early 1996 through March 1997. Due to production delays, the delivery schedule was delayed and Mesa was granted an option to cancel up to five of the 25 aircraft on order. As of September 30, 1996, Mesa had taken delivery of only five of the scheduled 14 Dash 8-200 aircraft. Mesa has arranged financing commitments for 10 of the 25 aircraft and is presently arranging financing for the remaining aircraft on order. Bombardier will participate as needed to finance any new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft. The Dash-8-200 aircraft purchase agreement provides for a spare parts supply program, which includes all required parts to maintain the aircraft, excluding engines and propellers, for a period of seven years. Mesa will pay a fixed hourly charge per flight hour for this spare parts supply program.

         During August 1996, Mesa entered into a memorandum of understanding to acquire 16 Canadair Regional 50-passenger jet aircraft ("CRJs") worth approximately $320 million with deliveries to begin in February 1997. Mesa will trade in 12 Embraer Brasilia aircraft on the 16 Canadair Regional jet aircraft on order. An $8.3 million deposit has been made to Bombardier, Inc. related to this commitment, and Bombardier will participate as needed to provide financing for the CRJs.
         Mesa has options to acquire an additional 32 CRJ aircraft.


11.      Supplemental Disclosures of Cash Flow Information

                                             September 30

                                     1996        1995        1994
                                    ------------------------------
                                            (in thousands)
Cash paid for interest              $12,047     $6,354      $7,861

Cash paid for income taxes          $12,445     $4,961      $7,148

         Mesa purchased property and equipment and made lease deposits upon which debt was assumed or incurred totaling approximately $110.8 million for the year ended September 30, 1994. In 1995, Mesa did not purchase any property or equipment upon which debt was assumed. During 1996 Mesa purchased property and equipment upon which debt was assumed of approximately $280 million.


12.      Commitments and Contingencies

         During November 1996, Mesa Air Group reached a five-year agreement with the Air Line Pilots Association (ALPA) for a single pilot contract for all Mesa divisions and Air Midwest, Inc. The contract provides for industry-average pay, improved work rules and excellent opportunities for advancement. This contract will result in additional annual pilot payroll expense of approximately $3.1 million. WestAir pilots are also represented by ALPA and are currently in federal mediation regarding their contract negotiations. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and WestAir flight attendants are represented by the Association of Flight Attendants
         (AFA). During the current year, Mountain West flight attendants voted to join AFA and are in contract negotiations. No Mesa Air Group divisions or subsidiaries are parties to any other collective bargaining agreement or union contracts.

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

         As a result of the special review by the FAA of Mesa's operations, a consent order was signed in September 1996 assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 will be waived upon Mesa complying with provisions of the consent order. Under the consent order, Mesa has agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations. The consent order requires that control of operational areas (maintenance, flight operations and training) be consolidated under one central management team. The Company has until March 1997 to complete the specified tasks, and as of December 7, 1996 was on or ahead of the schedule set forth in the order.

         Based on the required conversion to FAR Part 121 and the provisions of the FAA consent order, Mesa anticipates a one-time capital expenditure of approximately $1.0 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted FAR
         Part 121 rules. In addition, Mesa presently anticipates ongoing operational costs in order to comply with the FAR Part 121 rules and consent order of approximately $2.5 million per year.

         Recent events in Mesa's Denver system have resulted in many consumer complaints regarding the quality of service in that system. A United States Senator and two Congressmen from Colorado have also complained publicly about the service in the Denver system and requested a Congressional investigation regarding the service level there.

         In response to these concerns, Mesa has made significant efforts to improve the Denver situation including hiring additional customer service personnel and placing spare aircraft with flight crew in Denver to assist in reducing flight cancellations. These actions have reduced the operational problems in Denver. The Company has retained the services of a public relations firm and a government affairs firm to address its relationships with local communities and government representatives. The Company has received no further indication that a Congressional investigation regarding the service level in Denver will occur.

         During September 1996, the Department of Transportation (DOT) requested supplemental information from Mesa as part of its continuing fitness review obligations. The DOT has stated the request was made because of the Company's expansion into jet service. Mesa has supplied all requested information, and it does not anticipate any action will be taken by the DOT.

         WestAir Commuter Airlines, Inc. and ALPA were engaged in alleged unlawful misconduct litigation against each other. Each party sought injunctive relief and monetary damages. This matter was dismissed by mutual consent of both parties.

         During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a second amended consolidated complaint was filed alleging that during various periods the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate), disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. During October 1995, the court granted class certification in the action. Mesa has accrued approximately $5.7 million to vigorously defend the class action litigation, of which $4.1 million is included in Deferred Credits as of September 30, 1996.

         Mesa and the corporate officers and directors deny the allegations made against them in these lawsuits. Further, Mesa and the corporate officers and directors believe they have substantial and meritorious defenses against these allegations and intend to continue to defend their position vigorously. However, should an unfavorable resolution of this litigation occur, it is possible that Mesa's future results of operations or cash flows could be materially affected in a particular period.

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


14.      Valuation and Qualifying Accounts


                                               Balance at        Additions
                                              beginning of    charged to costs                  Balance at end
                                                  year          and expenses     Deductions        of year
                                              ----------------------------------------------------------------
Allowance for obsolescence deducted
  from expendable parts and supplies

    September 30, 1996                           1,200               150             --             1,350

    September 30, 1995                           1,695                --            495             1,200

    September 30, 1994                           1,250               600            155             1,695

         During fiscal year 1995, $495,000 of allowance for obsolescence was transferred to Other Assets.

15.      Selected Quarterly Financial Data (Unaudited)

         The following table presents selected quarterly unaudited financial data (in thousands):

                                                First        Second       Third     Fourth
1996                                           Quarter       Quarter     Quarter    Quarter
----                                          ---------------------------------------------
Operating revenues                            $120,029      $120,974    $130,274   $129,086

Operating income                                 7,602         8,324      14,305     17,763

Net earnings                                     3,874        11,865       6,525      8,143

Net earnings per share                        $   0.12      $   0.39    $   0.23   $   0.29

                                                First        Second       Third     Fourth
1995                                           Quarter       Quarter     Quarter    Quarter
----                                          ---------------------------------------------

Operating revenues                            $101,828      $106,885    $118,076   $128,350

Operating income                                 5,779         2,264       7,141     14,388

Net earnings                                     2,745            63       3,615      7,589

Net earnings per share                        $   0.08      $   0.00    $   0.11   $   0.23
                                              ---------------------------------------------



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of the directors and executive officers of Mesa and certain additional information:

                                                                                       DIRECTOR
NAME                       AGE      POSITION                                             SINCE
----                       ---      --------                                             -----

Larry L. Risley(1)         52       Chief Executive Officer and Chairman of              1983
                                    the Board of Directors of Mesa Air Group, Inc.

Clark Stevens              46       Director, President of Mesa Air Group, Inc.,         1995
                                    and Chief Operating Officer

Blaine M. Jones            42       Director                                             1985

E. Janie Risley(1)         50       Director                                             1983

George W. Pennington       68       Director                                             1986

Richard C. Poe             62       Director                                             1986

Jack Braly                 55       Director                                             1993

W. Stephen Jackson         49       Chief Financial Officer, Treasurer                    --
                                    and Vice President of Finance

Gary E. Risley(1)          38       Secretary, Vice President of Legal                    --
                                    Affairs and General Counsel

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

Larry L. Risley and E. Janie Risley are husband and wife.

CLARK STEVENS was named President of Mesa Air Group, Inc. in February 1995 and became a member of the Board of Directors in March 1995. He served as President of FloridaGulf since February 1993. From December 1992 to February 1993, Mr. Stevens served as Vice President-DFW Division with Simmons Airlines dba American Eagle. From September 1990 to December 1992, he served as Executive Vice President of Metroflight, Inc. dba American Eagle ("Metro"). In 1991, Metro filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Metro emerged from Bankruptcy during 1992. Prior to his service at Metro, from August 1975 to September 1990, Mr. Stevens served as President of Chaparral Airlines, Inc.

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

JACK BRALY was appointed as director of Mesa in December 1993. Mr. Braly is currently serving as President of Sino Swearingen, a corporate jet manufacturer. He served as Vice President and General Manager -- North American Aircraft Modification of Rockwell International Corporation from June 1994 to August 1996. He served as the President of Beech Aircraft Corporation from March 1991 until July 1993. Mr. Braly began with Beech in 1978 and worked in various management positions including Vice President of Operations and Vice President of Manufacturing until becoming President in March 1991.

GARY E. RISLEY is Secretary, Vice President of Legal Affairs and General Counsel for Mesa. He has held the position of General Counsel since September 1987 and the position of Corporate Secretary since March 1988. He has served as Vice President of Legal Affairs since February 1989. Mr. Risley is the nephew of Larry L. Risley, Chief Executive Officer and Chairman of the Board of Mesa.

W. STEPHEN JACKSON, a Certified Public Accountant, was appointed Chief Financial Officer of Mesa Air Group, Inc. in March 1994. In July 1994 he assumed the additional responsibilities of Treasurer and Vice President of Finance. Immediately prior to joining Mesa Air Group, Inc., Mr. Jackson was President of WSJ Development Company, a financial consulting and real estate development firm. Before that, Mr. Jackson was a partner at KPMG Peat Marwick serving clients for over 20 years in the transportation, financial institution, real estate and high technology industries.


Item 11.          Executive Compensation

The information set forth in the 1996 Proxy Statement to shareholders is incorporated herein by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information set forth in the 1996 Proxy Statement to shareholders is incorporated herein by reference.


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

         2.       Reports on Form 8-K

                  Other events - August 19, 1996 Other events - September 27,
                  1996

         3.       Exhibits

                  The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
      2.1       Plan and Agreement of Merger of Mesa Air       Filed herewith
                Group, Inc. into Mesa Holding, Inc. dated
                September 16, 1996

      3.1       Articles of Incorporation of Mesa Air          Filed herewith
                Holdings, Inc. dated May 28, 1996

      3.2       Bylaws of Mesa Air Group, Inc., as             Filed herewith
                amended to date

      4.1       Form of Common Stock certificate               Filed as Exhibit 4.5 to Amendment No. 1 to
                                                               Registrant's Form S-18, Registration No. 33-
                                                               11765 filed March 6, 1987, incorporated herein
                                                               by reference

      4.2       Form of Common Stock certificate (issued       Filed as Exhibit 4.8 to Form S-1, Registration
                after November 12, 1990)                       No. 33-35556 effective December 6, 1990,
                        incorporated herein by reference

      4.8       Form of Employee Non-Incentive Stock           Filed as Exhibit 4.12 to Registrant's Form 10-K
                Option Plan, dated as of June 2, 1992          for the fiscal year ended September 30, 1992,
                                                               Commission File No. 33-15495, incorporated
                                                               herein by reference

      4.9       Form of Non-Incentive Stock Option issued      Filed as Exhibit 4.13 to Registrant's Form 10-K
                under Mesa Airlines, Inc. Employee Non-        for the fiscal year ended September 30, 1992,
                Incentive Stock Option Plan, dated as of       Commission File No. 33-15495, incorporated
                June 2, 1992                                   herein by reference

     4.10       Form of Mesa Airlines, Inc.                    Filed  as Exhibits 4.1, 4.2 and 4.3 to
                Outside Directors Stock Option                 Registration No. 33-09395 effective August 1,
                Plan, dated as of March 9, 1993                1996


    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
     4.11       Form of Stock Option issued under Mesa         Filed  as Exhibit 4.4 to Registration No. 33-
                Airlines, Inc. Outside Director's Stock        09395 effective August 1, 1996
                Option Plan, dated as of March 9, 1993

     4.12       Form of Mesa Airlines, Inc.                    Filed as Exhibit 4.5 to Registration No. 33-
                Additional Outside Directors Stock             09395 effective August 1, 1996
                Option Plan dated as of December 9, 1994

     4.13       Form of Non-Qualified Stock Option Issued      Filed as Exhibit 4.6 to Registration No. 33-
                Under Mesa Airlines, Inc. Additional           09395 effective August 1, 1996
                Outside Directors' Stock Option Plan

     4.14       Form of Mesa Air Group, Inc. Restated and      Filed as Exhibit 4.1 to Registration No. 33-
                Amended Employee Stock Option Plan             02791 effective April 24, 1996
                dated April 23, 1996

     4.15       Form of Non-Qualified Stock Option issued      Filed as Exhibit 4.2 to Registration No. 33-
                under Mesa Air Group, Inc. Restated and        02791 effective April 24, 1996
                Amended Employee Stock Option Plan
                dated April 23, 1996

     4.16       Form of Qualified Stock Option issued          Filed as Exhibit 4.3 to Registration No. 33-
                under Mesa Air Group, Inc. Restated and        02791 effective April 24, 1996
                Amended Employee Stock Option Plan
                dated April 23, 1996

     10.17      Agreement between Beech Aircraft               Filed as Exhibit 10.30 to Form S-1,
                Corporation and Mesa Airlines, Inc., dated     Registration No. 33-35556 effective December
                April 30, 1990                                 6, 1990, incorporated herein by reference

     10.18      Sublease Agreement between Air Midwest,        Filed as Exhibit 10.32.1 to Form S-1,
                Inc. and Mesa Airlines, Inc., dated April 27,  Registration No. 33-35556 effective December
                1990 for Embraer Brasilia aircraft 120.180     6, 1990, incorporated herein by reference

     10.20      Agreement between Air Midwest, Inc. and        Filed as Exhibit 10.32.3 to Form S-1,
                Mesa Airlines, Inc., dated February 27,        Registration No. 33-35556 effective December
                1990, for purchase of four Embraer Brasilia    6, 1990, incorporated herein by reference
                aircraft

     10.21      Letter Agreement between McDonnell             Filed as Exhibit 10.32.4 to Form S-1,
                Douglas Finance Corporation, Air Midwest,      Registration No. 33-35556 effective December
                Inc. and Mesa Airlines, Inc., dated March      6, 1990, incorporated herein by reference
                19, 1990, as amended, regarding lease and
                sublease of four Embraer Brasilia aircraft

     10.22      Sublease Agreement between Air Midwest         Filed as Exhibit 10.32.5 to Form S-1,
                Inc. and Mesa Airlines, Inc., dated July 26,   Registration No. 33-35556 effective December
                1990, for Embraer Brasilia aircraft 120.193    6, 1990, incorporated herein by reference

     10.23      Lease Agreement between McDonnell              Filed as Exhibit 10.32.6 to Form S-1,
                Douglas Finance Corporation and Mesa           Registration No. 33-35556 effective December
                Airlines, Inc., dated July 26, 1990, for       6, 1990, incorporated herein by reference
                Embraer Brasilia aircraft 120.193

     10.24      Sublease Agreement between Air Midwest         Filed as Exhibit 10.32.7 to Form S-1,
                Inc. and Mesa Airlines, Inc., dated            Registration No. 33-35556 effective December
                September 26, 1990, for Embraer Brasilia       6, 1990, incorporated herein by reference
                aircraft 120.203

    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
     10.25      Lease Agreement between McDonnell              Filed as Exhibit 10.32.8 to Form S-1,
                Douglas Finance Corporation and Mesa           Registration No. 33-35556 effective December 6, 1990,
                Airlines, Inc., dated September 26, 1990, for  incorporated herein by reference
                Embraer Brasilia aircraft 120.203

     10.27      Expanded Partner Agreement between             Filed as Exhibit 19.3 to Registrant's Form 10-Q
                United Air Lines, Inc., and Mesa Airlines,     for the quarterly period ended June 30, 1990,
                Inc., dated February 15, 1990                  Commission File No. 0-15495, incorporated
                                                               herein by reference

     10.29      Form of Directors' and Officers'               Filed as Exhibit 10.41 to Form S-1,
                Indemnification Agreement                      Registration No. 33-35556 effective December
                                                               6, 1990, incorporated herein by reference

     10.31      Agreement Relating to the Settlement of        Filed as Exhibit 10.45 to Form S-1,
                Interline Accounts through Airlines Clearing   Registration No. 33-35556 effective December
                House, Inc., between Airlines Clearing         6, 1990, incorporated herein by reference
                House, Inc. and Mesa Airlines, Inc., dated
                September 2, 1981

     10.32      Agreement between Beech Aircraft               Filed as Exhibit 10.42 to Form 10-K for fiscal
                Corporation and Mesa Airlines, Inc., dated     year ended September 30, 1991, Commission
                September 18, 1991                             File No. 0-15495, incorporated herein by
                                                               reference

     10.33      Agreement between USAir, Inc. and Air          Filed as Exhibit 10.43 to Form 10-K for fiscal
                Midwest, Inc.                                  year ended September 30, 1991, Commission
                                                               File No. 0-15495, incorporated herein by
                                                               reference

     10.34      Agreement between USAir, Inc. and              Filed as Exhibit 10.44 to Form 10-K for fiscal
                FloridaGulf Airlines, Inc.                     year ended September 30, 1991, Commission
                                                               File No. 0-15495, incorporated herein by
                                                               reference

     10.35      Sublease agreement between Trans States        Filed as Exhibit 10.45 to Form 10-K for fiscal
                Airlines, Inc. and Air Midwest, Inc.           year ended September 30, 1992, Commission
                                                               File No. 0-15495, incorporated herein by
                                                               reference

     10.37      Agreement between Beech Aircraft               Filed as Exhibit 10.47 to Form 10-K for fiscal
                Corporation, Beech Acceptance                  year ended September 30, 1992, Commission
                Corporation, Inc. and Mesa Airlines, Inc.,     File No. 0-15495, incorporated herein by
                dated August 21, 1992                          reference

     10.38      Agreement between America West Airlines,       Filed as Exhibit 10.48 to Form 10-K for fiscal
                Inc. and Mesa Airlines, Inc.                   year ended September 30, 1992, Commission
                                                               File No. 0-15495, incorporated herein by
                                                               reference

     10.39      Agreement between United Air Lines, Inc.       Filed as Exhibit 10.49 to Form 10-K for fiscal
                and WestAir Commuter Airlines, Inc.            year ended September 30, 1992, Commission
                (WestAir)                                      File No. 0-15495, incorporated herein by
                                                               reference

     10.40      Plan and Agreement to Merge between Mesa       Filed as Exhibit A to Form S-4 Registration
                Airlines, Inc., Mesa Acquisition Corporation   No. 33-45638, effective April 17, 1992,
                and WestAir Holding, Inc., dated February      incorporated herein by reference
                7, 1992.

     10.41      Certificate of Public Convenience and          Filed as Exhibit 10.1(a) to WestAir Holding,
                Necessity for WestAir Commuter Airlines,       Inc.'s Registration Statement on Form S-1,
                Inc.                                           Commission File No. 33-24316, incorporated
                                                               herein by reference

    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
     10.42      Air Carrier Operating Certificate for          Filed as Exhibit 10. to WestAir Holding, Inc.'s
                WestAir                                        Registration Statement on Form S-1,
                                                               Commission File No. 33-24316, incorporated
                                                               herein by reference

     10.46      Original Agreement to Lease dated as of        Filed as Exhibit 10.44 to WestAir Holding,
                April 27, 1987 between NPA, Inc. ("NPA")       Inc.'s Registration Statement on Form S-1,
                and British Aerospace, Inc. ("BAe") with a     Commission File No. 33-24316, incorporated
                Letter to FG Holdings, Inc. ("FGH") dated      herein by reference
                March 11, 1988 and Amendment No. 1 to
                Agreement to Lease dated as of March 3,
                1988 between BAe and FGH

     10.47      Side Letter Agreement to NPA from JACO         Filed as Exhibit 10.48 to WestAir Holding,
                dated June 4, 1987                             Inc.'s Registration Statement on Form S-1,
                                                               Commission File No. 33-24316, incorporated
                                                               herein by reference

     10.49      Employment Agreement dated as of               Filed as Exhibit 10.51(b) to WestAir Holding,
                September 1, 1988 between WestAir and          Inc.'s Registration Statement on Form S-1,
                Maurice J. Gallagher Jr.                       Commission File No. 33-24316, incorporated
                                                               herein by reference

     10.50      Aviation Land and Building Lease and           Filed as Exhibit 10.164 to the Pre-effective
                Agreement between City of Fresno,              Amendment No. 1, filed October 19, 1988, to
                California and WestAir dated January 7,        WestAir Holding, Inc.'s Registration Statement
                1986                                           on Form S-1, Commission File No. 33-24316,
                                                               incorporated herein by reference

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

     10.58      Promissory Note to Textron for spare parts     Filed as Exhibit 10.80 to WestAir Holding,
                as executed by WestAir, dated December 30,     Inc.'s Form 10-K dated December 31, 1988,
                1988                                           Commission File No. 33-24316, incorporated
                                                               herein by reference

     10.59      Agreement to lease Jetstream model 3101        Filed as Exhibit 2.1 to WestAir Holding, Inc.'s
                aircraft and Jetstream model 3201 aircraft     Form 8-K filed June 8, 1989, Commission File
                between BAe and WestAir, dated May 11,         No. 33-24316, incorporated herein by reference
                1989

     10.60      Amendment to Agreement to Lease dated          Filed as Exhibit 10.38 to WestAir Holding,
                May 11, 1989 between WestAir and BAe,          Inc.'s Form 10-K for the year ended December
                dated February 15, 1990                        31, 1989, Commission File No. 33-24316,
                                                               incorporated herein by reference

     10.61      Amended and Restated Stock Purchase            Filed as Exhibit 10.42(a) to WestAir Holding,
                Agreement, dated September 30, 1991            Inc.'s Form 10-K for the year ended December
                among WestAir Holding, Inc., WestAir           31, 1991, Commission File No. 33-24316,
                Commuter Airlines, Inc. and Atlantic Coast     incorporated herein by reference
                Airlines, Inc., relating to the sale of the
                Atlantic Coast division of WestAir
                Commuter Airlines, Inc.

    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
     10.65      Agreement of Purchase and Sales of Assets      Filed as Exhibit 10.90 to Mesa Airlines, Inc.
                by and among Crown Airways, Inc., Phillip      Form 10-K for the year ended September 30,
                R. Burnaman, A. J. Beiga and Mesa              1994, Commission File No. 0-15495
                Airlines, Inc., dated as of December 16,
                1993

     10.66      Supplemental Agreement  No. 9/03/94            Filed as Exhibit 10.66 to Mesa Airlines, Inc.
                Beechcraft 1900 D Airliner Acquisition         Form 10-K for the year ended September 30,
                Master Agreement between Mesa Airlines,        1994, Commission File No. 0-15495
                Inc., Beech Aircraft Corporation and Beech
                Acceptance Corporation, Inc., dated as of
                September 23, 1994

     10.67      Form of Lease Agreement between Beech          Filed as Exhibit 10.67 to Mesa Airlines, Inc.
                Acceptance Corporation, Inc. and Mesa          Form 10-K for the year ended September 30,
                Airlines, Inc.,  negotiated September 30,      1994, Commission File No. 0-15495
                1994 for all prospective 1900 D Airliner
                leases.

     10.68      Asset Purchase Agreement dated July 29,        Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                1994 among Pennsylvania Commuter               Form 10-K for the year ended September 30,
                Airlines, Inc., dba Allegheny Commuter         1994, Commission File No. 0-15495
                Airlines, USAir Leasing and Services, Inc.,
                and Mesa Airlines, Inc.

     10.69      Letter Agreement in Principle dated as of      Filed as Exhibit 10.69 to Mesa Airlines, Inc.
                October 16, 1994 among Air Wisconsin,          Form 10-K for the year ended September 30,
                Inc., United Air Lines Inc. and Mesa           1994, Commission File No. 0-15495
                Airlines, Inc. (Certain portions deleted
                pursuant to request for confidential
                treatment)  (Referred to erroneously as
                Exhibit 10.94 in letter asking for
                confidential treatment to Securities and
                Exchange Commission dated 12-23-94 from
                Chapman & Cutler)

     10.70      Subscription Agreement between AmWest          Filed as Exhibit 10.70 to Mesa Airlines, Inc.
                Partners, L.P. and Mesa Airlines, Inc. dated   Form 10-K for the year ended September 30,
                as of June 28, 1994                            1994, Commission File No. 0-15495

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

     10.73      Expendable and Rotable Spare Parts and         Filed as Exhibit 10.73 to Mesa Air Group, Inc.
                Sale Agreement                                 Form 10-Q for the quarter ended December 31,
                                                               1994, Commission File No. 0-15495

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

    EXHIBIT
    NUMBER      DESCRIPTION                                    REFERENCE
    ------      -----------                                    ---------
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

     10.78      Item 3. Legal Proceedings - Form 10-K          Filed as Exhibit 10.78 to Mesa Air Group, Inc.
                dated September 30, 1994                       Form 10-Q for the quarter ended December 31,
                                                               1994, Commission File No. 0-15495

     10.79      Purchase Agreement B95-7701-PA-200             Filed as Exhibit 10.79 to Mesa Air Group, Inc.
                between Bombardier, Inc. and Mesa              Form 10-Q for the quarter ended March 31,
                Airlines, Inc.                                 1995, Commission File No. 0-15495

     10.81      Letter of Understanding between Mesa           Filed as Exhibit 10.81 to Mesa Air Group, Inc.
                Air Group, Inc. and Raytheon Aircraft          Form 10-Q for the quarter ended March 31,
                Company (RAC) dated April 12, 1996.            1996, Commission File No. 0-15495
                (Request for confidential treatment
                submitted to SEC)

    *10.82      Supplemental Agreement No. 05/22/96,           Filed herewith
                Beechcraft 1900D Airliner Acquisition
                Master Agreement between Mesa Air
                Group, Inc., Raytheon Aircraft Company
                and Raytheon Aircraft Credit Corporation

     21.1       Subsidiaries list of Mesa Air Group, Inc.      Filed herewith

     23.1       Independent Auditors' Consent of KPMG          Filed herewith
                Peat Marwick LLP

     Ex-27      Financial Data Schedule                        Filed herewith

-------------
* This document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the documents is being filed as an exhibit hereto.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MESA AIR GROUP, INC.


                                   By:     /s/ Larry L. Risley
                                           ----------------------------
                                           Larry L. Risley
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                   By:     /s/ W. Stephen Jackson
                                           ----------------------------
                                           W. Stephen Jackson
                                           Chief Financial Officer, Treasurer
                                             and Vice President of Finance



Dated:        December 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry L. Risley                 Chairman, Chief Executive Officer, Director          December 23, 1996
-----------------------------------
Larry L. Risley


/s/ J. Clark Stevens                President, Chief Operating Officer                   December 23, 1996
-----------------------------------
J. Clark Stevens


/s/ Jack Braly                      Director                                             December 23, 1996
-----------------------------------
Jack Braly


/s/ Blaine M. Jones                 Director                                             December 23, 1996
----------------------------------
Blaine M. Jones


/s/ E. Janie Risley                 Director                                             December 23, 1996
------------------------------------
E. Janie Risley


/s/ Richard C. Poe                  Director                                             December 23, 1996
----------------------------------
Richard C. Poe


/s/ George W. Pennington            Director                                             December 23, 1996
----------------------------
George W. Pennington