Form 10-Q
period 1996-12-31
MESA AIR GROUP INC
filed 1997-02-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1996

                         Commission File Number 0-15495


                              MESA AIR GROUP, INC.

           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                   85-0302351
     -------------------------------                 ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


3753 Howard Hughes Parkway, Suite 200, Las Vegas                89109
------------------------------------------------              ----------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:       (702) 892-3773
                                                          ---------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ___   ___

On February 12, 1997 the Registrant had outstanding 28,259,715 shares of Common Stock.

PART I.  FINANCIAL INFORMATION

  Item 1.
                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended December 31
                    (in thousands, except per share amounts)

                                                                          1996                1995
                                                                       ---------           ---------
Operating revenues:
   Passenger                                                           $ 118,876           $ 116,928

   Freight and other                                                       1,701               1,910
   Public service                                                            835               1,191
                                                                       ---------           ---------

          Total operating revenues                                       121,412             120,029

Operating expenses:
   Flight operations                                                      41,978              44,564
   Maintenance                                                            21,293              19,424
   Aircraft and traffic servicing                                         20,398              17,088
   Promotion and sales                                                    17,592              18,116
   General and administrative                                              6,958               7,522
   Depreciation and amortization                                           8,543               5,713
                                                                       ---------           ---------

          Total operating expenses                                       116,762             112,427

          Operating income                                                 4,650               7,602
                                                                       ---------           ---------

Non-operating income (expenses):
   Interest expense                                                       (6,696)             (1,621)
   Interest income                                                           542                 645
   Other                                                                      73                (317)
                                                                       ---------           ---------

          Total non-operating income (expenses)                           (6,081)             (1,293)

          Earnings (loss) before income tax expense (benefit)             (1,431)              6,309
Income tax expense (benefit)                                                (556)              2,435
                                                                       ---------           ---------

   Net earnings (loss)                                                 $    (875)          $   3,874
                                                                       =========           =========

Average common and common equivalent shares outstanding                   28,442              33,679
                                                                       =========           =========

Earnings per common and common equivalent shares outstanding:
   Net earnings (loss)                                                 $   (0.03)          $    0.12
                                                                       =========           =========

                              MESA AIR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                        December 31       September 30
                                                                            1996              1996
                                                                          --------          --------
ASSETS

Current assets:
Cash and cash equivalents                                                 $ 55,095          $ 54,720
    Marketable securities                                                    6,199             5,300
    Receivables, principally traffic                                        42,384            41,105
    Expendable parts and supplies, net                                      25,941            26,956
    Prepaid expenses and other current assets                               10,582             6,394
                                                                          --------          --------

    Total current assets                                                   140,201           134,475

Property and equipment, net                                                472,450           446,727
Lease and equipment deposits                                                10,677            10,889
Intangibles, net                                                            52,247            53,538
Other assets                                                                26,169            27,316
                                                                          --------          --------

Total assets                                                              $701,744          $672,945
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capital leases                      $ 18,391          $ 17,127
    Accounts payable                                                        19,828            13,811
    Income taxes payable                                                     3,443             3,708
    Air traffic liability                                                    4,970             4,789
    Accrued compensation                                                     2,090             5,010
    Other accrued expenses                                                  14,462            19,170
                                                                          --------          --------

    Total current liabilities                                               63,184            63,615

Long-term debt and capital leases, excluding current portion               364,995           338,278
Deferred credits                                                            24,405            23,992
Deferred income taxes                                                       23,067            22,394
Stockholders' equity:
    Preferred stock of no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                              --                --
    Common stock of no par value, 75,000,000  shares authorized;
      28,259,715 and 28,243,382 shares issued and outstanding              101,346           100,876
    Retained earnings                                                      120,408           121,283
    Unrealized gain on marketable securities, net                            4,339             2,507
                                                                          --------          --------

Total stockholders' equity                                                 226,093           224,666
                                                                          --------          --------

Total liabilities and stockholders' equity                                $701,744          $672,945
                                                                          ========          ========

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31

                                                                      1996                    1995
                                                                    --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                 $   (875)               $  3,874
Adjustments to reconcile net earnings (loss) to
  net cash flows from operating activities:
    Depreciation and amortization                                      8,543                   5,713
    Amortization of deferred credits                                    (458)                   (655)
    Stock bonus plan                                                     348                     441
    Changes in assets and liabilities:
       Receivables                                                    (1,278)                    711
       Expendable parts and supplies                                   1,015                   1,068
       Prepaid expenses and other current assets                      (4,188)                  1,579
       Accounts payable                                                6,016                  (5,775)
       Other accrued liabilities                                      (5,212)                 (1,601)
                                                                    --------                --------

NET CASH FLOWS FROM OPERATING ACTIVITIES                               3,911                   5,355

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (2,090)                 (7,694)
    Proceeds from sale of property and equipment                       1,438                   6,042
    Proceeds from sale of marketable securities                        1,000                      --
    Other assets                                                       1,147                     500
    Lease and equipment deposits                                        (900)                  2,572
                                                                    --------                --------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                 595                   1,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and  obligations
  under capital leases                                                (4,662)                 (7,168)
Proceeds from issuance of common stock                                   122                      48
Stock repurchase program                                                  --                  (5,970)
Proceeds from deferred credits                                           409                     225
                                                                    --------                --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                              (4,131)                (12,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  375                  (6,090)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      54,720                  53,675
                                                                    --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 55,095                $ 47,585
                                                                    ========                ========

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31




Supplemental disclosures of cash flow information:

                                                1996                 1995
                                               ------               ------
Cash paid during the period for:
Interest                                       $6,538               $1,621
Income taxes                                       78                1,752



Mesa purchased property and equipment upon which debt was assumed or incurred totaling approximately $37 million during the first quarter ending December 31, 1996. Mesa did not purchase any property or equipment upon which debt was assumed during the quarter ended December 31, 1995.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

      These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., MPD, Inc., and FCA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Income tax expense (benefit) is based upon Mesa's annual effective tax rate of 38.6 percent.

4.    Legal Proceedings:

      See Part II.  Item 1.

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. (collectively referred to herein as "Mesa") is the largest independently owned regional airline in the world (based upon passenger enplanements), serving 164 cities in 30 states and the District of Columbia. Mesa operates a fleet of 183 aircraft as America West Express, Mesa Airlines, United Express and USAir Express.

        Mesa's business strategy is to achieve sustained, profitable growth by utilizing focused operating strategies to service routes not generally served by major air carriers. Mesa implements its strategy by carefully evaluating market demand on the routes it serves and utilizes its fleet of aircraft to meet that demand. In addition, Mesa is able to expand the markets it serves under existing code-sharing agreements with certain of the major air carriers to benefit from the name recognition, reservation systems and marketing and promotional efforts of these carriers. Mesa operates a fleet of new and efficient aircraft and performs most maintenance and overhaul work at its own facilities. Mesa seeks to maximize gross revenues by managing fares and flight schedules to increase yields and by developing new markets.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA

                                                               Three Months Ended
                                                                   December 31
                                                        1996                          1995
                                                     ---------                     ---------

Passengers                                           1,560,485                     1,610,268
Available seat miles (000)                             589,142                       629,483
Revenue passenger miles (000)                          327,488                       342,901
Load factor                                               55.6%                         54.5%
Yield per revenue passenger mile                          36.3(cent)                    34.1(cent)
Operating cost per available seat mile                    19.8(cent)                    17.9(cent)
Revenue per available seat mile                           20.6(cent)                    19.1(cent)
Average stage length (miles)                               170                           166
Number of aircraft in fleet                                183                           180
Gallons of fuel consumed (000)                          18,502                        17,931
Block hours flown                                      136,162                       136,726
Departures                                             146,067                       153,490

                                                  FINANCIAL DATA

                                                                         Three Months Ended
                                                                             December 31
                                     ----------------------------------------------------------------------------------------
                                                         1996                                           1995
                                     ----------------------------------------------------------------------------------------

                                           Cost per           Percent of total             Cost per        Percent of total
                                             ASM             operating revenues              ASM          operating revenues
                                     ----------------------------------------------------------------------------------------
Flight operations                             7.1(cent)               34.6%                7.1(cent)               37.1%
Maintenance                                   3.6(cent)               17.5%                3.1(cent)               16.2%
Aircraft and traffic servicing                3.5(cent)               16.8%                2.7(cent)               14.2%
Promotion and sales                           2.9(cent)               14.5%                2.9(cent)               15.1%
General and administrative                    1.2(cent)                5.7%                1.2(cent)                6.3%
Depreciation and amortization                 1.5(cent)                7.0%                0.9(cent)                4.8%
                                      -----------------------------------------     -----------------------------------------

Total operating expenses                     19.8(cent)               96.1%               17.9(cent)               93.7%
Interest expense                              1.1(cent)                5.5%                0.3(cent)                1.4%


OPERATIONS

Operating Revenues:

From the quarter ended December 31, 1995 compared to the quarter ended December 31, 1996, passenger revenues increased by 1.7 percent to $118.9 million. Available seat miles (ASMs) declined by 6.4 percent to 589.1 million, passengers carried decreased by 3.1 percent to 1.56 million and load factor increased by
1.1 percentage points to 55.6 percent. Average fare increased from $72.60 in the prior-year first quarter to $76.20 in the current quarter. Mesa believes the increase in load factor and average fare is primarily a result of enhanced revenue management practices and the reduction of capacity in certain markets. Freight and other revenues declined by 10.9 percent to $1.7 million. Most of this decline is related to a 6.4 percent reduction in ASMs. Public service revenue declined by 29.9 percent to $835,000. The decline in public service revenue was a direct result of a reduction in the amount of essential air service contracted by the United States Department of Transportation.

Operating Expenses:

Flight Operations:

Flight operations expense decreased to $42.0 million from $44.6 million in the quarter ended December 31, 1995. The primary cause of this decrease was the purchase in May 1996 of 69 aircraft formerly operated by Mesa under operating leases. Had such aircraft remained on operating leases, flight operations expense would have been approximately $6.7 million higher, but depreciation and interest expense would have decreased by approximately $2.6 million and $4.7 million respectively. Although the net result of the purchase was an increase of $600,000 in expenses for the quarter ended December 31, 1996, the completion of this transaction has resulted in a substantial cash flow benefit to the Company and, beginning in the 1998 fiscal year, is expected to result in lower and steadily decreasing aircraft ownership costs for these 69 aircraft as underlying debt is amortized.

For the quarter ended December 31, 1996, the cost of jet fuel increased by 26 percent to $.028 per ASM compared to $.022 per ASM in the quarter ended December 31, 1995, an amount equal to approximately $2.5 million.

Pilot training expense increased by $1 million over the comparative quarter primarily as a result of integration of de Havilland Dash 8-200 aircraft into the fleet, the addition of crews for five 30-passenger EMB 120 aircraft added to the Los Angeles operation in November and December 1996 and pilot turnover. Pilot salaries and other costs increased by 28 percent per ASM, totaling approximately $2.0 million over the comparative quarter. Approximately $250,000 of this increase was related to increased salaries under Mesa's new contract with the Airline Pilot's Association (ALPA) which became effective in December 1996, and $700,000 of the increase in pilot costs relates to salaries of pilots in training. The remainder of the increase was attributable to additional pilots hired to operate reserve aircraft.

Approximately $400,000 of costs were incurred during the quarter in the process of centralizing the dispatch and training facilities in accordance with the requirements of Mesa's agreement with the Federal Aviation Administration (FAA). Less than $100,000 was expensed during the period to prepare the Fort Worth facility for operations and integrate the Canadair Regional Jet (CRJ) into the fleet. An additional $100,000 expense was incurred in a one-time transfer of pilots and flight equipment on the West Coast in November 1996 to enable the closure of two maintenance bases.

Maintenance Expense:

Maintenance expense for the current quarter increased by $1.9 million to $.036 per ASM, a 9.1 percent increase over the $.031 per ASM incurred in the comparative quarter. Approximately $250,000 of the increase is attributable to a wage increase granted to the Company's mechanics in September 1996. Approximately $100,000 of the increase reflects costs to centralize maintenance practices in accordance with Mesa's agreement with the FAA. In addition $300,000 of the increase was incurred in the closure of two maintenance bases in Arizona and Oregon. The closure of these bases was made possible by the transfer of pilots and flight equipment and is expected to save approximately $350,000 of maintenance overhead expense per year. The balance of the increase in maintenance expense was caused primarily by increased airframe maintenance costs, the timing of annual "C"-check maintenance procedures on aircraft and increased staffing levels to improve dispatch reliability.

Aircraft and Traffic Service Expense:

Aircraft and traffic service expense of $20.4 million increased by $3.3 million, or 19 percent, over the prior-year comparable quarter. Station wages represented $1.3 million of this increase. Expense in the amount of $500,000 was incurred during the period to provide additional customer service representatives to the Denver operation. Non-completion costs increased by $600,000 to $1.2 million over the prior-year period as a result of severe weather conditions causing a high percentage of flight cancellations throughout the system.

Promotion and Sales Expense:

Promotion and sales expenses of $17.6 million declined by 2.9 percent over the prior year's quarter. This decline is in proportion to a 3.1 percent decrease in revenue passengers over the comparable period.

General and Administrative Expense:

General and administrative expense declined by $600,000 to $7.0 million over the comparable period. Approximately half of the decrease related to a decline in management bonus accrual in the current year. General and administrative expense for the current quarter included $225,000 in costs related to recruiting additional management positions required by Mesa's agreement with the FAA.

Depreciation, Amortization and Interest Expense:

Depreciation and amortization increased by $2.8 million, and interest expense increased by $5.1 million over the comparable period of the prior year. The increase in interest expense, depreciation and amortization is primarily the result of the purchase of 69 aircraft previously financed by operating leases, as explained under the Flight Operations Expense heading above.

Other Factors:

Mesa expensed approximately $725,000 during the current fiscal quarter in the process of centralizing operations in accordance with its agreement with the FAA. Management believes the total cost of centralization will amount to less than the $2.5 million previously estimated. The process is expected to be completed prior to the end of the current fiscal year.

The costs of centralization and the timing of completion are forward-looking statements that involve a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statements which include, among other factors, promulgation of future FAA regulations or administrative rules or informal requests by the FAA requiring the hiring of additional personnel or payment of fines, the impact of future laws or Congressional investigations and governmental regulations affecting the Company's operations, or significant events which affect the Company's operations causing a delay in implementation of centralization.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at December 31, 1996 were $61 million compared to $60 million at September 30, 1996. The Company has historically generated cash from operations which has been sufficient to meet its operating needs. Cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions and capital expenditures.

Mesa had receivables of $42 million at December 31, 1996 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs.

Mesa currently has a $20 million line of credit, of which approximately $16 million is available. This line of credit is primarily used to facilitate the issuance of letters of credit.

As of December 31, 1996, the Company had aggregate indebtedness of $383 million payable to various parties under promissory notes issued in connection with the purchase of 110 aircraft. The notes have interest rates ranging from 6.3 percent to 7.3 percent, maturities ranging through 2009 and require monthly installments aggregating approximately
$1.2 million.

In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At December 31, 1996, 73 aircraft were leased by the Company with terms ranging up to 16 1/2 years. Aircraft lease expense for the quarter ended December 31, 1996 was $19.5 million. Future lease payments due under all aircraft operating leases were approximately $241 million at December 31, 1996.

Mesa is planning to continue to operate two Fokker 70 aircraft through August 1997 at existing lease rates. In addition, Mesa has agreed to pay time-related costs for use of the aircraft through the date of return.

Mesa has an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft worth $262.5 million with deliveries, which were scheduled to begin in early 1996, through March 1998. Due to production delays, the delivery schedule was delayed and Mesa was granted an option to cancel up to five of the 25 aircraft on order. The option expires April 30, 1997. As of December 31, 1996, Mesa had taken delivery of nine Dash 8-200 aircraft. Mesa has arranged financing commitments for 19 of the 25 aircraft and is presently arranging financing for the remaining aircraft on order. Bombardier will participate as needed to finance any new aircraft deliveries. Mesa also has an option to acquire 25 additional de Havilland Dash 8-200 aircraft. The Dash-8-200 aircraft purchase agreement provides for a spare parts supply program, which includes all required parts to maintain the aircraft, excluding engines and propellers, for a period of seven years. Mesa will pay a fixed hourly charge per flight hour for this spare parts supply program.

During August 1996, Mesa entered into a memorandum of understanding to acquire 16 Canadair Regional 50-passenger jet aircraft ("CRJs") worth approximately
$320 million with deliveries to begin in February 1997. Mesa will trade in 12 Embraer Brasilia aircraft for the 16 Canadair Regional jet aircraft on order. An $8.3 million deposit has been made to Bombardier, Inc. related to this commitment, and Bombardier will participate as needed to provide financing for the CRJs to be acquired by Mesa. Mesa has options to acquire an additional 32 CRJ aircraft. In January 1997, Mesa and Bombardier completed a definitive agreement regarding the acquisitions of the CRJs.

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

As a result of the special review by the FAA of Mesa's operations, a consent order was signed in September 1996 assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 may be waived in September 1997 upon Mesa complying with provisions of the consent order. Under the consent order, Mesa has agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations. The consent order requires that control of operational areas (maintenance, flight operations and training) be consolidated under one central management team. The Company has until September 1997 to complete the specified tasks. At present the Company is in compliance with all but four items on the FAA's timetable. The Company anticipates returning to full compliance with the timetable within 90 days. During any period of noncompliance, extension of times are available for a fee of $5,000 per item for each 30-day extension. The timing of a return to full compliance with FAA regulations is a forward-looking statement that involves a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statement which includes, among other factors, promulgation of further FAA regulations or administrative rules or informal requests by the FAA requiring the hiring of additional personnel or payment of additional fines, the impact of future laws or Congressional investigations and governmental regulations affecting the Company's operations, or significant events which affect the Company's operations causing a delay in completing the specified tasks.

Based on the required conversion to FAR Part 121 and the provisions of the FAA consent order, Mesa anticipates a one-time capital expenditure of approximately $1.0 million in fiscal 1997 to bring all aircraft currently being operated by Mesa into compliance with the enacted FAR Part 121 rules. In addition, Mesa presently anticipates ongoing operational costs in order to comply with the FAR
Part 121 rules and consent order of approximately $2.5 million per year. Mesa management is also monitoring the extent of the new costs to be imposed on its 19- and 30-seat aircraft operations by implementation of additional operating procedures required by FAR Part 121 beginning in March 1997. Efforts will be made to minimize the cost of these additional procedures while fully meeting the new requirements. The costs of converting aircraft to comply with FAA Part 121 and ongoing operational compliance costs are forward-looking statements that involve a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statements which include, among other factors, promulgation of future FAA regulations or administrative rules or informal requests by the FAA requiring the hiring of additional personnel, the addition of new aircraft mechanical equipment and the payment of additional fines, and the impact of future laws or Congressional investigations and governmental results increasing the costs of compliance.


OTHER EVENTS

Mesa expects its ASM capacity to increase steadily throughout the balance of the current fiscal year with deliveries of new Dash 8-200 aircraft, now arriving on a consistent schedule, and deployment of the CRJ in Fort Worth, Texas scheduled for May 1997. The anticipated ASM capacity is a forward-looking statement which involves a number of risks and uncertainties which could cause results to materially differ from the forward-looking statement. The following is a list of factors, among others, that could cause actual results to materially differ: a decrease in the existing flights of the Company caused by unforeseen market conditions, competition, or by termination of any of the code-share agreements with a major carrier or the financial setbacks of any of the Company's code-sharing partners, unfavorable resolution of negotiations with municipalities for the leasing of facilities, material delays in completion by the manufacturer of ordered and yet-to-be delivered aircraft, fuel price increases or changes in regional economic conditions, delay in FAA Part 121 certification for CRJ operation, shortage of pilots certified to operate the Dash 8-200 or CRJs, or insufficient demand from passengers to justify projected aircraft departures out of the Fort Worth, Texas hub.

Mesa has received sufficient Dash 8-200 aircraft to provide the proper capacity to its Denver operation for its 1997 peak ski season and summer operations and expects the operations there to improve significantly. However, the high cost of operations at Denver International Airport are of continuing concern to the management of Mesa. Therefore, substantial efforts are currently in process to reduce and control costs of the Denver system. Expected improvement and increased efficiency in the Denver operation is a forward-looking statement which involves a number of risks and uncertainties which could cause actual results to materially differ from the forward-looking statement. The following is a list of factors, among others, that could cause actual results to materially differ: fuel price increases or changes in regional economic conditions which decrease demand for flights to ski destinations, changes in FAA
Part 121 certification for Dash 8-200 operation which requires additional training, shortage of pilots certified to operate the Dash 8-200 and increasing pilot turnover, or failure to reduce the high costs of operation in Denver resulting in the scheduling of fewer flights.

Should management's efforts to reduce costs in the Denver system not result in acceptable operating margins, or should certain other operations become unprofitable as a result of costs imposed by new Part

121 operating regulations, service levels for unprofitable routes may be reduced and aircraft transferred to more suitable opportunities.

The following table lists the aircraft operated by Mesa as of December 31, 1996:


                               Number of Aircraft
                         ------------------------------    Passenger
  Type of Aircraft       Owned       Leased       Total     Capacity
---------------------------------------------------------------------
Beechcraft 1900           108          10          118          19
Embraer Brasilia            2          30           32          30
BAe Jetstream 31                       21           21          19
Dash 8-200                              9            9          37
Dash 8-300                              1            1          50
Fokker 70                               2            2          78
                         ------------------------------
Total                     110          73          183
                         ------------------------------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              The contents of Item 3. Legal Proceedings from the Form 10-K filed for the fiscal year ended September 30, 1996 has been incorporated by reference.


Item 2.       Change in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              Exhibit 10.83   Bombardier Regional Aircraft        Filed herewith
                              Division Purchase Agreement
                              CRJ-0351 between Bombardier,
                              Inc. and Mesa Air Group, Inc.
                              This Exhibit is the subject
                              of a confidential treatment
                              request and certain
                              confidential portions have
                              been omitted and filed
                              separately with the Securities
                              and Exchange Commission as
                              indicated by the bracketed
                              language [CONFIDENTIAL PORTION
                              DELETED AND FILED SEPARATELY
                              WITH THE SECURITIES AND
                              EXCHANGE COMMISSION].


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

                                            MESA AIR GROUP, INC.
                                            Registrant


Date: February 14, 1997                     /s/ W. Stephen Jackson
                                            ------------------------------------
                                            W. Stephen Jackson
                                            Chief Financial Officer
                                            (Principal Accounting Officer)