Form 10-Q
period 1997-03-31
MESA AIR GROUP INC
filed 1997-05-15
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

                                      Yes /x/ No / /




On May 14, 1997 the Registrant had outstanding 28,294,584 shares of Common
Stock.

PART I.  FINANCIAL INFORMATION

  Item 1.
                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                          Three Months Ended                Six Months Ended
                                                               March 31                          March 31
                                                        1997             1996             1997             1996
                                                     ------------------------------------------------------------
Operating revenues:
     Passenger                                       $ 123,037        $ 118,237        $ 241,912        $ 235,165
     Freight and other                                   2,373            2,737            4,909            5,837
                                                     ------------------------------------------------------------

           Total operating revenues                    125,410          120,974          246,821          241,002
                                                     ------------------------------------------------------------

Operating expenses:
     Flight operations                                  45,705           43,796           87,683           88,360
     Maintenance                                        21,482           19,265           42,775           38,689
     Aircraft and traffic servicing                     21,409           19,786           41,806           36,874
     Promotion and sales                                17,984           18,033           35,576           36,149
     General and administrative                          5,778            7,106           12,736           14,627
     Depreciation and amortization                       8,482            4,664           17,025           10,378
                                                     ------------------------------------------------------------
           Total operating expenses                    120,840          112,650          237,601          225,077
                                                     ------------------------------------------------------------

           Operating income                              4,570            8,324            9,220           15,925
                                                     ------------------------------------------------------------

Non-operating income (expenses):
     Interest expense                                   (6,897)          (1,520)         (13,593)          (3,141)
     Interest income                                       503              406            1,045            1,052
     Other                                                 205           11,763              277           11,446
                                                     ------------------------------------------------------------

           Total non-operating income (expenses)        (6,189)          10,649          (12,271)           9,357
                                                     ------------------------------------------------------------
           Earnings (loss) before income taxes          (1,619)          18,973           (3,051)          25,282
Income tax expense (benefit)                              (630)           7,108           (1,186)           9,543
                                                     ------------------------------------------------------------
     Net earnings (loss)                             $    (989)       $  11,865        $  (1,865)       $  15,739
                                                     ============================================================

Average common and common equivalent
  shares outstanding                                    28,265           30,696           28,263           32,199
                                                     ============================================================

Net earnings (loss) per common and
       common equivalent share                       $   (0.03)       $    0.39        $   (0.07)       $    0.49
                                                     ============================================================

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                   March 31    September 30
                                                                     1997           1996
                                                                   ------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                         $ 48,852       $ 54,720
 Marketable securities                                                5,599          5,300
 Receivables, principally traffic                                    50,293         41,105
 Expendable parts and supplies, net                                  27,482         26,956
 Prepaid expenses and other current assets                            9,510          6,394
                                                                   ------------------------
          Total current assets                                      141,736        134,475

Property and equipment, net                                         465,718        452,273
Lease and equipment deposits                                         10,913         10,889
Intangibles, net                                                     50,955         53,538
Other assets                                                         22,289         27,316
                                                                   ------------------------

          Total assets                                             $691,611       $678,491
                                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital leases           $ 17,043       $ 17,127
    Accounts payable                                                 18,214         13,811
    Income taxes payable                                              1,650          3,708
    Air traffic liability                                             5,295          4,789
    Other accrued expenses                                           16,692         24,180
                                                                   ------------------------

          Total current liabilities                                  58,894         63,615

Long-term debt and capital leases, excluding current portion        361,276        338,278
Deferred credits and accrued liabilities                             23,868         29,538
Deferred income taxes                                                22,857         22,394
Stockholder's equity:
    Preferred stock of no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                       --             --
    Common stock of no par value, 75,000,000
      shares authorized; 28,294,584 and 28,243,382
      shares issued and outstanding                                 101,346        100,876



    Unrealized gain on marketable securities, net                     3,950          2,507
    Retained earnings                                               119,420        121,283
                                                                   ------------------------

          Total stockholders' equity                                224,716        224,666
                                                                   ------------------------
Total liabilities and stockholders' equity                         $691,611       $678,491
                                                                   =======================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Six Months Ended March 31

                                                             1997            1996
                                                           ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                    $ (1,865)       $ 15,738
    Adjustments to reconcile net earnings to
      net cash flows from operation activities:

       Depreciation and amortization                         17,025          10,377
       Reserve for contingent liabilities                        --          10,000
       (Gain) Loss on sale of securities                         --         (22,008)
       Amortization of deferred credits                        (846)         (1,382)
       Stock bonus plan                                         348             565
       Changes in assets and liabilities:
           Receivables                                       (9,187)           (863)
           Inventories                                         (526)            (85)
           Prepaid expenses and other current assets         (3,116)            (20)
           Accounts payable                                   4,403          (3,399)
           Other accrued liabilities                         (6,541)          2,162
                                                           ------------------------

       NET CASH FLOWS FROM OPERATING ACTIVITIES               (305)         11,085

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (4,198)        (14,457)
    Proceeds from sale of property and equipment              1,803           7,154
    Proceeds from sale of marketable securities               1,000          36,861
    Intangibles                                                  --              --
    Other assets                                              5,027          (2,689)
    Lease and equipment deposits                               (900)          2,163
    Collection of notes receivable                               --              --
                                                           ------------------------

       NET CASH FLOWS FROM INVESTING ACTIVITIES               2,732          29,032

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and
      obligations under capital leases                       (8,826)         (9,204)
    Proceeds from issuance of common stock                      122             419
    Stock buyback program                                        --         (53,711)
    Proceeds from deferred credits                              409           2,900
                                                           ------------------------

       NET CASH FLOWS FROM FINANCING ACTIVITIES              (8,295)        (59,596)
                                                           ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (5,868)        (19,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             54,720          53,675
                                                           ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 48,852        $ 34,196
                                                           ========================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Six Months Ended March 31



Supplemental disclosures of cash flow information:

Cash paid during the period for:                        1997              1996
                                                       -------------------------

   Interest                                            $13,593           $ 3,141
   Income taxes                                          1,241             4,034

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

      These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the year ended September 30, 1996.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., MPD, Inc. and FCA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Income tax expense (benefit) is based upon Mesa's annual effective tax rate of 38.6 percent.

4.    Legal Proceedings:

      See Part II. Item 1.

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. (collectively referred to herein as "Mesa" or the "Company") is the largest independently owned regional airline in the world (based upon passenger enplanements), serving 182 cities in 30 states and the District of Columbia. Mesa operates a fleet of 185 aircraft as America West Express, Mesa Airlines, United Express and USAir Express.

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

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA

                                                      Three Months Ended
                                                            March 31
                                                     1997               1996
                                                   ----------------------------
Passengers                                         1,557,497          1,549,865
Available seat miles (000)                           600,517            613,407
Revenue passenger miles (000)                        328,201            338,826
Load factor                                             54.7%              55.2%
Yield per revenue passenger mile                        37.5 (cents)       34.9 (cents)
Operating cost per available seat mile                  20.1 (cents)       18.4 (cents)
Revenue per available seat mile                         20.9 (cents)       19.7 (cents)
Average stage length (miles)                             170                168
Number of aircraft in fleet                              185                174
Gallons of fuel consumed (000)                        18,155             16,710
Block hours flown                                    140,217            135,422
Departures                                           148,400            151,465


                                 FINANCIAL DATA

                                                               Three Months Ended
                                                                    March 31,
                                        ----------------------------------------------------------------
                                                     1997                              1996
                                        ------------------------------     -----------------------------
                                        Cost per     Percent of total      Cost per    Percent of total
                                           ASM      operating revenues        ASM     operating revenues
                                        --------    ------------------     --------   ------------------
Flight operations                       7.5 cents         36.3%           7.1 cents         36.2%
Maintenance                             3.6 cents         17.1%           3.1 cents         15.9%
Aircraft and traffic servicing          3.6 cents         17.1%           3.2 cents         16.4%
Promotion and sales                     3.0 cents         14.3%           3.0 cents         14.9%
General and administrative              1.0 cents          4.6%           1.2 cents          5.9%
Depreciation and amortization           1.4 cents          6.8%           0.8 cents          3.9%
                                       ----------         -----           ---------         -----

Total operating expenses               20.1 cents         96.1%          18.4 cents         93.1%
Interest expense                        1.1 cents          5.5%           0.2 cents          1.3%

OPERATIONS

Operating Revenues:

Passenger revenues increased by 4.1% to $123.0 million, average fare increased by 3.6% to $79.00 and passengers carried increased by 0.5% to 1.56 million. Available seat miles (ASMs) declined by 2.1% to 600.5 million, while revenue per available seat mile (RASM) increased by 6.1% to 20.9 cents.

Operating Expenses:

Flight Operations:

Flight operations expense increased to $45.7 million from $43.8 million in the prior year. The primary causes of this increase were a $3.2 million increase in the cost of fuel, a $4.0 million increase in pilot salaries, lodging and training expense plus approximately $400,000 of expense incurred in the process of centralizing dispatch and training facilities. These increases were partially offset by a reduction in aircraft lease expense caused by purchasing 69 aircraft previously financed by operating leases. Of the $4.0 million increase in pilot costs, $1.5 million related to an increase in pilot salary and benefits granted under the new pilot contract, $1.2 million related to an increase in the number of pilots employed and $1.3 million was for pilot lodging and training expenses.

Maintenance Expense:

Maintenance expense increased by $2.2 million from $19.3 million to $21.5 million. Approximately $925,000 of the $2.2 million increase relates to an increase in wages comprised of approximately $365,000 representing an increase in the number of maintenance employees and approximately $560,000 related to an increase in the average salaries of maintenance employees. The increase in employees is primarily the result of additional maintenance personnel required by new Federal Aviation Regulations, to begin the

CRJ operation in Fort Worth and an increase in the number of aircraft in the fleet. The percentage increase in average salary is the result of a wage increase granted to the Company's mechanics.

Aircraft and Traffic Service Expense:
------------------------------------

Aircraft and traffic servicing expense increased to $21.4 million from $19.8 million. Of this $1.6 million increase, approximately $900,000 related to an increase in the number of station agents employed and approximately $600,000 related to an 8.6% increase for station agents. Mesa has increased the number of employees as well as their wages to improve customer service levels, primarily in the Denver markets. The Company is currently evaluating these cost increases and is working to standardize the number of employees necessary to provide proper customer service.

General and Administrative Expense:
----------------------------------

General and administrative expense declined by $1.3 million to $5.8 million primarily as a result of a reduction in the management incentive bonus accrual.

Depreciation, Amortization and Interest Expense:
-----------------------------------------------

Depreciation and amortization increased by $3.8 million to $8.5 million and interest expense increased by $5.4 million to $6.9 million. The increase in interest expense, depreciation and amortization is primarily the result of the purchase, in May 1996, of 69 aircraft which were previously financed under operating leases, and an increase in the number of aircraft, in addition to the 69 aircraft previously mentioned, financed by debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at March 31, 1997 were $54 million compared to $60 million at September 30, 1996. Cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions and capital expenditures.

Mesa had receivables of $50 million at March 31, 1997 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Mesa has two code-sharing agreements with United: one for Mesa and one for WestAir. The code-sharing agreements governing the West Coast and Pacific Northwest operations have different rates established per a formula as agreed between the parties for each market ("pro-rate markets"). An increasing portion of Mesa's routes in the Pacific Northwest and Los Angeles have become "contract markets" which, unlike pro-rate markets, may be terminated upon 90 days notice by either United or Mesa/WestAir. If a significant number of contract markets were to be terminated, it could have a material adverse impact on the Company.

Mesa currently has a $20 million line of credit, renewable annually, of which approximately $16 million is available. This line of credit is used primarily to facilitate the issuance of letters of credit.

As of March 31, 1997, the Company had aggregate indebtedness of $378 million payable to various parties under promissory notes issued in connection with the purchase of 110 aircraft. The notes have interest rates ranging from 6.3 percent to 7.9 percent, maturities ranging through 2009 and require monthly principal installments aggregating approximately $1.5 million.

In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At March 31, 1997, 75 aircraft were leased by the Company with terms ranging up to 16-1/2 years.

Aircraft lease expense for the quarter ended March 31, 1997 was $11.4 million. Future lease payments due under all aircraft operating leases were approximately $260 million at March 31, 1997.

Mesa is planning to continue to operate its two Fokker 70 aircraft through July 7, 1997 at existing lease rates. In addition, Mesa has agreed to pay time-related costs for use of the aircraft through the date of return.

Mesa had an aircraft order with Bombardier, Inc. to acquire 25 de Havilland Dash 8-200 aircraft worth $262.5 million with deliveries, which were scheduled to begin in early 1996, through March 1998. Due to production delays, the delivery schedule was not met and Mesa was granted an option to cancel up to five of the 25 aircraft on order. As of March 31, 1997, Mesa had taken delivery of 12 Dash 8-200 aircraft. The Dash 8-200 aircraft purchase agreement provides for a spare parts supply program, which includes all parts to maintain the aircraft, excluding engines and propellers, for a period of seven years. Mesa will pay a fixed hourly charge per flight hour for this spare parts supply program.

On April 23, 1997 Mesa gave notice to Bombardier of its decision to exercise the option to cancel five of the Dash 8-200 aircraft on order and also gave notice of the cancellation of its order for the eight remaining undelivered Dash 8-200 aircraft. Bombardier and Mesa are engaged in discussions to arrange a commercial resolution of this cancellation that management believes will result in no penalty to Mesa. Mesa does not believe there will be a substantial impact on its operations or aircraft fleet requirements as a result of these cancellations. The potential impact on operations and fleet requirements due to cancellation of a portion of the aircraft order is a forward looking statement that involves a number of risks and uncertainties which could cause actual results to differ materially from the forward looking statement including, among other factors, the success of the CRJ on routes which might have been served by Dash 8-200 aircraft, and the availability of additional aircraft at affordable rates presently used in other markets.

In January 1997, Mesa and Bombardier executed an agreement to acquire 16 Canadair Regional 50-passenger jet aircraft ("CRJs") worth approximately $320 million with deliveries to begin in February 1997. As of March 31, 1997, Mesa had taken delivery of one CRJ aircraft. Mesa will trade in 12 Embraer Brasilia aircraft for the 16 Canadair Regional jet aircraft on order. An $8.3 million deposit has been made to Bombardier, Inc. related to this commitment, and Bombardier will participate as needed to provide financing for the CRJs to be acquired by Mesa. Mesa has options to acquire an additional 32 CRJ aircraft.

Costs approximating $1.0 million were incurred during the quarter ended
March 31, 1997 to establish an independent jet service, originating out of Fort Worth, Texas operating as "Mesa Airlines". Some additional costs related to the Fort Worth, Texas operation will be incurred as the operation expands to include additional markets. Mesa commenced scheduled service between Fort Worth and Houston, Texas on May 5, 1997.

Mesa is continuing the process of centralizing its operations. Mesa anticipates incurring some additional costs in completing its centralization and expects the process to be essentially complete by September 30, 1997.

During December 1995, the Federal Aviation Administration (FAA) announced regulations which require commuter airlines with aircraft of 10 or more passenger seats operating under Federal Aviation Regulations (FAR) Part 135 rules to begin operating those aircraft under FAR Part 121 regulations by the end of March 1997. As of March 31, 1997, Mesa had completed the FAR Part 121 transition.

In anticipation of Mesa's conversion to FAR Part 121 and to address issues raised in past inspections, the FAA had begun a special review of Mesa's operations in June 1996. As a result of the special review by the FAA of Mesa's operations, a consent order was signed in September 1996 assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 may be waived in September 1997 upon determination that Mesa is in compliance with provisions of the consent order. Under the consent order, Mesa has agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations. The consent order requires that control of operational areas (maintenance, flight operations and training) be consolidated under one central management team. The Company has until September 1997 to complete the specified tasks. At present the Company is in compliance with all items on the FAA's timetable. During any period of noncompliance, extensions of time are available for a fee of $5,000 per item for each 30-day extension.

Mesa presently anticipates ongoing operational costs in order to comply with FAR Part 121 rules and consent order of approximately $2.5 million per year. Mesa management is also monitoring the extent of the new costs to be imposed on its 19- and 30-seat aircraft operations by implementation of additional operating procedures required by FAR Part 121 which began in March 1997. Efforts will be made to minimize the cost of these additional procedures while fully meeting the new requirements.

The costs of compliance to comply with FAA Part 121 and ongoing operational compliance costs are forward-looking statements that involve a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statements which include, among other factors, promulgation of future FAA regulations, administrative rules, or informal requests by the FAA requiring the hiring of additional personnel; the addition of new aircraft mechanical equipment; the payment of additional fines; and the impact of future laws or Congressional investigations which could have the effect of increasing the costs of compliance.

In April 1997 Mesa and the Internal Revenue service (IRS) reached a settlement of the examination of its federal income tax returns for the years 1989 through 1992. No significant additional expense is expected to be recognized by Mesa as a result of this settlement.

OTHER EVENTS

In March 1997, Mesa announced an internal reorganization and newly appointed positions in order to provide greater efficiencies to its organization. The former operating divisions of Desert Sun Airlines, FloridaGulf Airlines, Liberty Express and Mountain West along with the marketing and customers service arms of Air Midwest Airlines and WestAir Commuter Airlines were replaced with four new divisions aligned with Mesa's code-sharing agreements. America West Express, Independent, United Express and US Airways Express, divisions of Mesa Airlines, Inc.

Effective March 1, 1997, in connection with these changes, Bob Dynan, formerly President of Liberty Express will become President for the United Express division. Mike Lewis, formerly President of Mountain West Airlines will become the America West Express division President and Peter Otradovec, formerly Vice-President of Mesa's Fort Worth system, will take on the position of President for the Independent division. A search is currently in progress to select a president for the USAirways Express division.

US Airways has notified Mesa that the service agreement between Mesa and US Airways may be amended to decrease Mesa's share of joint fares by approximately 3 percent. This proposed amendment to the US Airways Express service agreement is currently being evaluated by Mesa. An alternative proposal has been discussed with US Airways which may result in no decrease in US Airways Express revenue.

Mesa has received and is operating sufficient Dash 8-200 aircraft to provide the proper capacity for its 1997 summer schedule. As a result, Mesa expects operations there to improve. However, the high cost of operation at Denver International Airport are of continuing concern to Mesa management. Therefore, substantial efforts are currently in process to reduce and control costs of the Denver system. Expected improvement and increased efficiency in the Denver operation is a forward-looking statement which involves a number of risks and uncertainties which could cause actual results to materially differ from the forward-looking statement. The following is a list of factors, among others, that could cause actual results to materially differ; changes in fuel price, changes in FAA Part 121 regulations increasing pilot turnover or failure to reduce the high costs of operation in the Denver system resulting in the scheduling of fewer flights.

Should management's efforts to reduce costs in the Denver system not result in acceptable operating margins, or should certain other operations become unprofitable as a result of costs imposed by new Part 121 operating regulations, service levels for unprofitable routes may be reduced and aircraft transferred to more suitable opportunities or eliminated from the fleet.

The following table lists the aircraft operated by Mesa as of March 31, 1997:

                                 Number of Aircraft
                              -----------------------   Passenger
        Type of Aircraft      Owned    Leased   Total   Capacity
        ---------------------------------------------------------
        Beechcraft 1900        108         10     118       19
        Embraer Brasilia         2         29      31       30
        BAe Jetstream 31        --         21      21       19
        Dash 8-200              --         12      12       37
        Dash 8-300              --          1       1       50
        Fokker 70               --          2       2       78
        CRJ                     --          1       1       50
                               ----------------------
        Total                  110         75     185
                               ----------------------

ART II. OTHER INFORMATION

Item 1. Legal Proceedings

        During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, and certain underwriters who participated in Mesa's June 1993 public offering of common stock. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, an amended consolidated complaint has been filed alleging that during various periods the above-named defendants and Mesa's independent auditor (which has been named as a defendant in the current complaint) caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa common stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate), disgorgement of all insider trading profits earned by defendants in connection with the sale of common stock of Mesa, and reasonable attorney, accountant and expert fees. During October 1995, the court granted class certification in the action.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on March 17, 1997, the following was approved:

          - All directors were elected as listed in the 1997 Proxy Statement for the 1997 fiscal year.


                                      Voted for             Abstain
                                      ---------             -------

              Larry L. Risley         20,871,167            2,232,795
              E. Janie Risley         20,817,282            2,280,020
              Jack Braly              20,957,728            2,148,154
              Blaine M. Jones         20,886,111            2,220,696
              George W. Pennington    20,933,006            2,173,729
              Richard C. Poe          20,933,114            2,173,316
              J. Clark Stevens        20,886,606            2,218,010

           - Approval of selection of KPMG Peat Marwick LLP as independent auditors for Mesa during fiscal 1997. Voted for: 23,046,481; voted against: 87,554; abstain: 56,659.


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.


                                        MESA AIR GROUP, INC.
                                        Registrant


Date: May 14, 1997                      /s/  W. Stephen Jackson
                                        -----------------------------
                                        W. Stephen Jackson
                                        Chief Financial Officer
                                        (Principal Accounting Officer)