Form 10-Q
period 1997-06-30
MESA AIR GROUP INC
filed 1997-08-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                         Commission File Number 0-15495


                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                           85-0302351
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


3753 Howard Hughes Parkway, Suite 200, Las Vegas                89109
------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:               (702) 892-3773
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

On August 14, 1997 the Registrant had outstanding 28,294,584 shares of Common Stock.

PART I. FINANCIAL INFORMATION

Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                          Three Months Ended                Nine Months Ended
                                                               June 30                           June 30
                                                        1997            1996              1997             1996
                                                     ---------        ---------        ---------        ---------
Operating revenues:
    Passenger                                        $ 126,823        $ 127,946        $ 368,735        $ 363,111
    Freight and other                                    2,620            2,328            7,529            8,164
                                                     ---------        ---------        ---------        ---------
           Total operating revenues                    129,443          130,274          376,264          371,275
                                                     ---------        ---------        ---------        ---------
Operating expenses:
    Flight operations                                   48,421           40,964          136,104          129,324
    Maintenance                                         23,626           20,704           66,401           59,495
    Aircraft and traffic servicing                      21,305           18,410           63,111           55,283
    Promotion and sales                                 20,066           19,851           55,642           56,000
    General and administrative                           5,682            7,039           18,418           21,665
    Depreciation and amortization                        8,571            5,978           25,596           16,356
    Jet Return Provision                                    --            3,023               --            3,023
                                                     ---------        ---------        ---------        ---------
           Total operating expenses                    127,671          115,969          365,272          341,146
                                                     ---------        ---------        ---------        ---------
           Operating income                              1,772           14,305           10,992           30,129
                                                     ---------        ---------        ---------        ---------
Non-operating income (expenses):
    Interest expense                                    (7,025)          (3,602)         (20,618)          (6,743)
    Interest income                                        418              326            1,463            1,378
    Other                                                  742             (419)           1,019           11,647
                                                     ---------        ---------        ---------        ---------
           Total non-operating income (expenses)        (5,865)          (3,695)         (18,136)           6,282
                                                     ---------        ---------        ---------        ---------
           Earnings (loss) before income taxes          (4,093)          10,610           (7,144)          36,411
Income tax expense (benefit)                            (1,590)           4,085           (2,776)          14,147
                                                     ---------        ---------        ---------        ---------
    Net earnings (loss)                              $  (2,503)       $   6,525        $  (4,368)       $  22,264
                                                     =========        =========        =========        =========
Average common and common equivalent
  shares outstanding                                    28,295           28,970           28,269           31,122
                                                     =========        =========        =========        =========
Net earnings (loss) per common and
       common equivalent share                       $   (0.09)       $    0.23        $   (0.15)       $    0.72
                                                     =========        =========        =========        =========

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                       June 30     September 30
                                                                         1997          1996
                                                                      --------       --------
ASSETS

Current assets:
    Cash and cash equivalents                                         $ 44,956       $ 54,720
    Marketable securities                                                3,899          5,300
    Receivables, principally traffic                                    51,123         41,105
    Expendable parts and supplies, net                                  29,325         26,956
    Prepaid expenses and other current assets                           10,454          6,394
                                                                      --------       --------
    Total current assets                                               139,757        134,475
Property and equipment, net                                            459,089        446,727
Lease and equipment deposits                                            10,901         10,889
Intangibles, net                                                        49,663         53,538
Other assets                                                            22,505         27,316
                                                                      --------       --------
         Total assets                                                 $681,915       $672,945
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital leases              $ 17,013       $ 17,127
    Accounts payable                                                    19,219         13,811
    Income taxes payable                                                    --          3,708
    Air traffic liability                                                4,326          4,789
    Other accrued expenses                                              18,313         24,180
                                                                      --------       --------
         Total current liabilities                                      58,871         63,615
                                                                      --------       --------
Long-term debt and capital leases, excluding current portion           357,024        338,278
Deferred credits and accrued liabilities                                22,673         23,992
Deferred income taxes                                                   22,253         22,394
Stockholder's equity:
    Preferred stock of no par value, 2,000,000 shares                       --             --
    authorized; no shares issued and outstanding
    Common stock of no par value, 75,000,000 shares authorized;        101,347        100,876
    28,294,584 in 1997 and 28,243,385 in 1996
    Retained earnings                                                  116,916        121,283
    Unrealized gain on marketable securities, net                        2,831          2,507
                                                                      --------       --------
         Total stockholders' equity                                    221,094        224,666
                                                                      --------       --------
    Total liabilities and stockholders' equity                        $681,915       $672,945
                                                                      ========       ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Nine Months Ended June 30

                                                                                   1997            1996
                                                                                 --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                          $ (4,368)       $ 22,264
    Adjustments to reconcile net earnings (loss) to net cash flows from operation activities:
        Depreciation and amortization                                              25,596          16,356
        Reserve for contingent liabilities                                             --          10,000
        (Gain) Loss on sale of securities                                              --         (22,008)
        (Gain) Loss on disposal of property and equipment                              --             631
        Amortization of deferred credits                                           (1,296)         (1,903)
        Stock bonus plan                                                              349             720
        Changes in assets and liabilities:
            Receivables                                                           (10,018)           (783)
            Expendable parts and supplies                                          (2,369)         (4,078)
            Prepaid expenses and other current assets                              (4,060)          1,383
            Accounts payable                                                        5,408          (5,565)
            Other accrued liabilities                                              (7,536)           (393)
                                                                                 --------        --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES:                                   1,706          16,624

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (5,498)        (20,446)
    Proceeds from sale of property and equipment                                    1,803           7,565
    Proceeds from sale of marketable securities                                     1,000          38,861
    Intangibles                                                                        --              --
    Other assets                                                                    4,811          (2,689)
    Lease and equipment deposits                                                     (888)          2,819
                                                                                 --------        --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES                                    1,228          26,110

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and
      obligations under capital leases                                            (13,050)         (5,767)
    Proceeds from issuance of common stock                                            122           1,510
    Stock buyback program                                                              --         (53,931)
    Proceeds from deferred credits                                                    230             975
                                                                                 --------        --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (12,698)        (57,213)
                                                                                 --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (9,764)        (14,479)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   54,720          53,675
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 44,956        $ 39,196
                                                                                 ========        ========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Nine Months Ended June 30

Supplemental disclosures of cash flow information:

Cash paid during the period for:                           1997            1996
                                                          ------          ------
Interest                                                  $20,618         $3,094
Income taxes                                                1,286          5,701

Mesa purchased fixed assets during the periods ended June 30 upon which debt was assumed or incurred as follows:

                                                           1997            1996
                                                          ------          ------
Assets purchased                                          $37,040       $279,656
Debt assumed or incurred                                   35,915        262,000
Equipment deposits                                          1,125         13,377
                                                          -------       --------
Cash utilized                                             $     0       $  4,279
                                                          =======       ========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

         These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the year ended September 30, 1996.

2. The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., MPD, Inc., and FCA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Income tax expense (benefit) is based upon Mesa's annual effective tax rate of 38.6 percent.

4.       Legal Proceedings:

         See Part II. Item 1.

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. (collectively referred to herein as "Mesa" or the "Company") is the largest independently owned regional airline in the world (based upon passenger enplanements), serving 182 cities in 30 states and the District of Columbia. Mesa operates a fleet of 186 aircraft as America West Express, Mesa Airlines, United Express and USAirways Express.

Mesa's business strategy is to achieve sustained, profitable growth by utilizing focused operating strategies to service routes not generally served by major air carriers. Mesa implements its strategy by carefully evaluating market demand on the routes it serves and utilizes its fleet of aircraft to meet that demand. In addition, Mesa is able to expand the markets it serves under existing code-sharing agreements with three major air carriers to benefit from the name recognition, reservation systems and marketing and promotional efforts of these carriers. Mesa operates a fleet of new and efficient aircraft and performs much of its maintenance and overhaul work at its own facilities. Mesa seeks to maximize gross revenues by managing fares and flight schedules to increase yields and by developing new markets.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA

                                                    Three Months Ended                          Nine Months Ended
                                                         June 30                                     June 30
                                                1997                 1996                  1997                  1996
                                             -----------------------------------------------------------------------------------
Passengers                                   1,748,216             1,646,792             4,866,198             4,806,925
Available seat miles (000)                     642,527               598,170             1,832,185             1,840,996
Revenue passenger miles (000)                  359,644               341,041             1,015,334             1,022,765
Load factor                                       56.0%                 57.0%                 55.4%                 55.6%
Yield per revenue passenger mile                  35.3(cent)            37.5(cent)            36.3(cent)            35.5(cent)
Operating cost per available seat mile            19.9(cent)            19.4(cent)            19.9(cent)            18.5(cent)
Revenue per available seat mile                   20.1(cent)            21.8(cent)            20.5(cent)            20.2(cent)
Average stage length (miles)                       170                   167                   170                   167
Number of aircraft in fleet                        186                   173                   186                   173
Gallons of fuel consumed (000)                  19,299                17,612                55,956                52,253
Block hours flown                              147,747               136,029               424,370               408,420
Departures                                     156,473               152,778               450,940               468,299

                                 FINANCIAL DATA

Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996

                                                                      Three Months Ended June 30
                                             ---------------------------------------------------------------------------
                                                         1997                                         1996
                                             ---------------------------------------------------------------------------
                                             Cost per     Percent of total                Cost per     Percent of total
                                                ASM      operating revenues                 ASM       operating revenues
                                             ------------------------------               ------------------------------
Flight operations                             7.6(cent)               37.4%                6.8(cent)               36.2%
Maintenance                                   3.7(cent)               18.2%                3.5(cent)               15.9%
Aircraft and traffic servicing                3.3(cent)               16.5%                3.1(cent)               14.1%
Promotion and sales                           3.1(cent)               15.5%                3.0(cent)               15.2%
General and administrative                     .9(cent)                4.4%                1.2(cent)                5.4%
Depreciation and amortization                 1.3(cent)                6.6%                1.0(cent)                4.6%
Jet return provision                           --                       --                 0.5(cent)                2.3%
                                             ------------------------------               ------------------------------
Total operating expenses                     19.9(cent)               98.8%               19.4(cent)               89.0%
Interest expense                              1.1(cent)                5.4%                0.6(cent)                2.8%

OPERATIONS

Operating Revenues:

Passenger revenues decreased by 0.9% to $126.8 million and average fare decreased by 6.6% to $72.54. Passengers carried increased by 6.2% to 1,748,216 while available seat miles (ASMs) increased 7.4% and revenue passenger miles
(RPMs) increased 5.5%. Revenue per available seat mile decreased 1.7(cent)to 20.1(cent). The decrease in average fare is primarily due to a reinstatement of the 10% excise tax on airline tickets and introductory fares in new markets.

Operating Expenses:

Flight Operations:

Flight operations expense increased by 18.2% to $48.4 million in the June, 1997 quarter from $41.0 million in the June, 1996 quarter. The primary causes of this increase were a $3.0 million increase in pilot salaries and benefits resulting from the new pilot contract executed in December, 1996 with the Air Line Pilots Association, $1.5 million in increased dispatch and training costs relating to the increased requirements of operating under Federal Aviation Regulation (FAR)
Part 121, a $1.0 million dollar increase in pilot temporary living costs associated with the new contract and FAR Part 121 conversion, and a $3.1 million increase in the cost of fuel. Of the $3.1 million increase in fuel costs, $1.8 million was due to a nine cent per gallon increase in fuel prices to an average of $.89 per gallon in the June, 1997 quarter from $.80 cents in the June, 1996 quarter. A 1.6 million increase in gallons used accounted for the additional $1.3 million increase in fuel costs. Increases in flight operations expense were partially offset by a $4.4 million decrease in aircraft lease expense caused by the purchase of 69 aircraft in May, 1996 previously financed by operating leases.

Maintenance Expense:

Maintenance expense increased by $2.9 million for the current quarter to 3.7(cent)per ASM from 3.5(cent) per ASM in the June, 1996 quarter. This increase was primarily due to the timing of scheduled overhauls.

Aircraft and Traffic Service Expense:

Aircraft and traffic servicing expense of $21.3 million increased by $2.9 million over the June, 1996 quarter. An increase in customer service wages comprises approximately $1.5 million of the increase. The number of customer service representatives has increased due to additional markets and to increased staffing levels, which is responsible for approximately $800,000 of the $1.5 million increase. The remaining $700,000 was due to an average 8.6% wage increase to customer service representatives in an effort to attract and retain qualified individuals.

Promotion and Sales:

Promotion and sales expense increased to $20.1 million from $19.9 million. The increase was due to promotional activity in the Fort Worth - Houston market for the new CRJ operation. (See, Liquidity and Capital Resources)

General and Administrative Expense:

General and administrative expense declined by 19.3% to $5.7 million. This decline was primarily a result of reduction in the management incentive bonus.

Depreciation, Amortization and Interest Expense:

Depreciation and amortization increased by $2.6 million to $8.6 million and interest expense increased by $3.4 million. The largest portion of the increase in interest expense, depreciation and amortization is the result of the purchase in May, 1996, of 69 aircraft which were previously financed under operating leases, and the financing of 22 new Beechcraft aircraft with debt rather than lease financing.

Nine Months Ended June 30, 1997 Versus Nine Months Ended June 30, 1996

                                                                     Nine Months Ended June 30
                                                          1997                                         1996
                                             ---------------------------------------------------------------------------
                                             Cost per     Percent of total                Cost per     Percent of total
                                               ASM       operating revenues                 ASM       operating revenues
                                             ------------------------------               ------------------------------
Flight operations                             7.4(cent)               36.2%                7.0(cent)               34.8%
Maintenance                                   3.6(cent)               17.6%                3.2(cent)               16.0%
Aircraft and traffic servicing                3.5(cent)               16.8%                3.0(cent)               14.9%
Promotion and sales                           3.0(cent)               14.8%                3.0(cent)               15.1%
General and administrative                    1.0(cent)                4.9%                1.2(cent)                5.8%
Depreciation and amortization                 1.4(cent)                6.8%                 .9(cent)                4.4%
Jet return provision                           --                       --                  .2(cent)                0.8%
                                             ------------------------------               ------------------------------
Total operating expenses                     19.9(cent)               97.1%               18.5(cent)               91.9%
Interest expense                              1.1(cent)                5.5%                 .4(cent)                1.8%

OPERATIONS

Operating Revenues:

During the nine months ended June 30, 1997, passenger revenues increased to $368.7 million from $363.1 million for the June 30, 1996 quarter, an increase of approximately $5.6 million (1.5%). ASMs declined in the nine-month period by 0.5% to 1.832 billion, and RPMs declined 0.7% to 1.015 billion, resulting in a decrease in load factor to 55.4% for the nine-month period from 55.6% in the comparable period for the previous year. Average fare increased from $75.54 in the nine-month period of the prior year to $75.77 for the nine-month period ended June 30, 1997.

Operating Expenses:

Flight Operations:

Flight operations expense increased by $6.8 million to $136.1 million for the nine-month period ended June 30, 1997, from $129.3 million for the nine months ended June 30, 1996. Fuel costs increased by $8.9 million during the current period as compared to the prior period. Of that increase $6.7 million is a result of a 12(cent) per gallon increase in the average price of fuel with increased usage accounting for the balance. Pilot costs increased by $9.0 million during the period, due primarily to the costs associated with the new pilot contract which became effective in December, 1996. Dispatch costs increased by $1.9 million in the 1997 period due to the requirements of operation under FAR Part 121. These cost increases were partially offset by a $17.7 million reduction in aircraft lease costs during the nine-month period ended June 30, 1997, which resulted from the purchase of 69 aircraft previously financed by operating leases in May, 1996.

Maintenance Expense:

Maintenance expense increased by $6.9 million to $66.4 million for the nine-month period ended June 30, 1997, from $59.5 million for the nine-month period ended June 30, 1996. Cost per ASM increased to 3.6(cent)in the 1997 period from 3.2(cent)for the comparable period of 1996. The requirements of operating under FAR Part 121, new training requirements related to the FAA consent order and a new maintenance base for the Fort Worth CRJ operation resulted in an increase in the number of mechanics retained by the Company. In September, 1996 mechanics received an increase in hourly wage of approximately 12% to attract and retain qualified individuals. The timing of aircraft engine overhauls, development and implementation of a centralized maintenance program under FAR Part 121 and implementation of the consent order with the Federal Aviation Administration (FAA) (see Liquidity and Capital Resources) also contributed to the increase in maintenance expense.

Aircraft and Traffic Servicing:

Aircraft and traffic servicing costs increased by $7.8 million to $63.1 million for the nine months ended June 30, 1997, from $55.3 million for the nine months ended June 30, 1996. Wages for customer service representatives increased by $4.4 million during the period with approximately $2.0 million related to increased staffing levels. The balance of the increase in wages was due to wage and benefit increases instituted to attract and retain qualified individuals.

Promotion and Sales

Promotion and sales expenses decreased to $55.6 million in the period ended June 30, 1997, from $56.0 for the period ended June 30, 1996, due to a slight decrease in reservation booking fees.

General and Administrative:

General and administrative expenses declined by $3.3 million to $18.4 million for the quarter ended June 30, 1997 from $21.7 million for the quarter ended June 30, 1996. Over half of the decline was due to a decrease in the management incentive bonus.

Depreciation, Amortization and Interest Expense:

Depreciation and amortization increased by $9.2 million to $25.6 million and interest expense increased by $13.9 million to $20.6 million as a result of the purchase in May, 1996 of 69 aircraft which were previously financed under operating leases, and the financing of 22 new Beechcraft aircraft with debt rather than operating leases.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at June 30, 1997 were $49 million compared to $60 million at September 30, 1996. Cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions and capital expenditures. Total working capital available increased to $81 million at June 30, 1997 from $71 million at September 30, 1996.

Receivables of $51 million at June 30, 1997 consist primarily of amounts due from code-sharing partners United and USAirways. Under the terms of the code-share agreements with United and US Airways, Mesa receives a substantial portion of its revenues for the previous month through the Airline Clearinghouse, Inc. at the end of each month.

Mesa currently has a $20 million line of credit, renewable annually, of which approximately $16 million is available. This line of credit is used primarily to facilitate the issuance of letters of credit.

As of June 30, 1997, the Company had aggregate indebtedness of $374 million payable to various parties under promissory notes issued in connection with the purchase of 110 aircraft. The notes have interest rates ranging from 6.8 percent to 7.8 percent, maturities ranging through 2009 and require monthly principal installments aggregating approximately $1.4 million.

The Company ceased operation of its two Fokker 70 aircraft on July 6, 1997. Two Canadair CRJ 200LR, 50 passenger regional jet aircraft (CRJs) began serving the markets previously served by the Fokker 70 aircraft on July 7, 1997. One Fokker 70 aircraft is to be returned to the lessor prior to the end of August, 1997, the other by the end of September, 1997. Neither aircraft will remain a financial obligation of the Company.

As reported in the Form 10-Q for the quarter ended March 31, 1997, on April 23, 1997 the Company gave notice to Bombardier, Inc. of its decision to cancel delivery of 13 Dash 8-200 aircraft on order. Bombardier and Mesa are presently completing negotiations which both parties believe will provide a commercially satisfactory resolution of the cancellation. Management believes the resolution will result in no penalty to the Company and that there will be no negative impact on its operations or aircraft fleet requirements as a result of these cancellations. The potential impact on operations and fleet requirements due to cancellation of a portion of the aircraft order is a forward looking statement that involves a number of risks and uncertainties which could cause actual results to differ materially from the forward looking statement including, among other factors, the success of the CRJ on routes which might have been served by Dash 8-200 aircraft, and the availability of additional aircraft at affordable rates presently used in other markets. As of June 30, 1997 long-term financing for all 12 Dash 8-200 aircraft delivered and in service had been completed.

In January, 1997 the Company and Bombardier executed an agreement to acquire 16 CRJs worth approximately $320 million. The Company deposited $8.3 million with Bombardier for this order. Deliveries of the CRJ began in March, 1997 and are being delivered at the rate of one aircraft per month. As of June 30, 1997 the Company had received four CRJ aircraft. The Company will trade in 12 Embraer 120 Brasilia aircraft for the 16 CRJ aircraft on order. Bombardier will participate as needed to provide financing for the CRJ aircraft to be acquired. The Company has options for an additional 32 CRJ aircraft.

Costs approximating $0.9 million, excluding ongoing operating costs, were incurred during the quarter ended June 30, 1997 to establish an independent jet operation in Fort Worth, Texas. The Company commenced scheduled service between Fort Worth and Houston, Texas on May 5, 1997 with 11 round trips per day utilizing two aircraft. In September, the Company plans to initiate service between Fort Worth and San Antonio, Texas. The schedule will be adjusted in September to provide six round trips each between Fort Worth and Houston and Fort Worth and San Antonio utilizing two aircraft. Passenger loads in the Forth Worth to Houston market have been increasing, but at a slower pace than anticipated by management. In late July a promotional campaign with ticket sales at a discounted fare was commenced resulting in a substantial increase in the number of passengers carried. Management believes demand for the service exists and marketing activities are being intensified to develop awareness of the service in the Fort Worth, Houston and San Antonio communities. There is no assurance that profitability can be achieved in the Ft. Worth market. Management's belief that demand for independent jet service exists in the Fort Worth market is a forward looking statement. Actual results could differ materially from the forward looking statement, including, among other factors, airport convenience, fares offered by competitors, advertising and promotional activity of competitors, the accuracy of market studies, and general economic conditions in the region.


Mesa Airlines, Inc. is continuing the process of centralizing its operations in order to comply with the September, 1996 consent order signed with the Federal Aviation Administration (FAA) and to operate more efficiently under Part 121 of the Federal Aviation Regulations (FARs). Mesa Airlines, Inc. completed its transition to operation under FAR Part 121 in March, 1997. The Company's two other certificated airlines, WestAir Commuter Airlines, Inc. and Air Midwest Airlines, Inc. completed the transition to FAR Part 121 prior to March, 1997. Although some additional transition costs are expected to be incurred by Mesa Airlines, Inc. in the fourth fiscal quarter, management believes the consent order program will be essentially complete before September 30, 1997.

Under its consent order with the FAA, Mesa Airlines, Inc. agreed to adopt several operational standards which exceed the requirements of FAR Part 121. Mesa Airlines, Inc. is presently in compliance with the timetable providing for implementation of the provisions of the consent order. The FAA has scheduled a review of Mesa Airlines, Inc.'s operations in late August, 1997 to determine whether Mesa Airlines, Inc. has complied with all of the provisions of the consent order. If the FAA determines that Mesa Airlines, Inc. is in compliance with the provisions of the consent order, $250,000 of a $500,000 compromise civil penalty will be waived. The Company believes the FAA will find that Mesa Airlines, Inc. has complied with the provisions of consent order and that the $250,000 unpaid balance of the compromise civil penalty will be waived.

Company management is monitoring the extent of new costs imposed on its 19 and 30 seat aircraft operations by implementation of the additional operating procedures required by FAR Part 121 and the consent order. Efforts will be made to minimize the cost of these new operating procedures while fully meeting the new operating requirements. Management expects to complete its analysis of the cost increase by the Fall of 1997.

The cost to comply with FAR Part 121 and ongoing operational compliance costs are forward-looking statements that involve a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statements which include, among other factors, promulgation of future FAA regulations, administrative rules, or informal requests by the FAA requiring the hiring of additional personnel; the addition of new aircraft mechanical equipment; the payment of additional fines; and the impact of future laws or Congressional investigations which could have the effect of increasing the costs of compliance.

OTHER EVENTS

United Airlines, Inc:

The Company operates 82 of its fleet of 186 aircraft as United Express under a code share contract with United Airlines, Inc. (UAL). The United Express operation represents approximately 45% of the available seat mile (ASM) capacity generated by the Company. The United Express ASMs are distributed approximately as follows:

                  Denver system                       45%
                  Pacific Northwest system            13%
                  California system                   42%

United Express is operated under two separate code sharing contracts with UAL. One code share contract, which covers the Denver operation and approximately 24% of operations on the West Coast, is with Mesa Airlines, Inc., and expires in 2005. The second contract, with WestAir Commuter Airlines, Inc. (WestAir), expires in May, 1998.

Operations in the Denver system have been incurring substantial operating losses and negative cash flows. The Denver system is unprofitable because of a substantial increase in operating costs at the new Denver International Airport combined with an approximate 20% decrease in the average connecting fare. Efforts are being made to minimize expenses in the Denver system, but management believes that the Denver operation will not attain profitability and positive cash flow without an increase in connecting fares received from UAL or adjustments to the level of service. Such connecting fares are determined by UAL under the "agreed rate pro-rate" provisions of the code share contract. Should UAL not assist in the effort to return the Denver system to profitability, Company management may reduce the system to minimize losses and will evaluate whether a provision to recognize impairment of the Denver system intangible asset of $26.4 million is necessary under generally accepted accounting principles. Aircraft removed from the Denver system, if any, could be transferred to other markets or parked. There is no assurance that UAL will agree to any increase in connecting fares or to a sufficient increase to return the Denver system to profitability. There is no assurance that sufficient aircraft can be removed from the Denver system, if any, to return the Denver system to profitability or that aircraft removed from the Denver system can be transferred to other profitable markets. Management's belief that attainment of profitability can be achieved with an increase in connecting fares received from UAL or adjustments to the level of service are forward looking statements. Actual results could differ materially from the forward looking statements, including, among other factors, unanticipated costs increases at the Denver International Airport, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition on routes served by the Company, lack of available routes for excess aircraft and general economic conditions.

Under code sharing agreements with UAL, most markets provide revenue sharing based on an allocation of fares between UAL and the Company ("pro-rate markets"). However, an increasing portion of routes in the Pacific Northwest and Los Angeles have become fee per departure markets. These fee per departure markets may be terminated upon 90 days notice by either UAL or Mesa/WestAir. If a significant number of fee per departure markets were terminated, it could have a material adverse impact on the Company.

In June, 1997 the Company received notice from UAL terminating its right to eight markets in the Los Angeles, California hub under the WestAir contract, effective October 1, 1997. These markets were being operated on a "fee per departure" contract and utilized eight aircraft. On July 22, 1997 UAL issued a press release that such markets were awarded to Skywest Airlines, effective October 1, 1997.

The Company does not believe that UAL has the right to terminate WestAir's right to operate in these markets and award them to another carrier, and believes that the termination is a breach of contract. In

June, 1997 UAL filed a declaratory judgment in US District Court in Chicago to seek court interpretation of the contract. Subsequent to June 1997, UAL granted WestAir the right to operate the eight aircraft to be displaced in Los Angeles in new markets within California as United Express, effective October 1, 1997. However, the Company will not be compensated on a fee per departure basis in these new markets and there is no assurance that such markets will be profitable. The Company believes there will be no material cost of transition to the new markets.

The Company continues to negotiate with UAL for a solution to the unprofitable Denver hub and for favorable resolution of the termination of its markets in Los Angeles.


US Airways, Inc.:

As reported in the Form 10-Q for the quarter ended March 31, 1997, US Airways, Inc. notified the Company that the service agreements between Mesa and US Airways and Air Midwest and US Airways may be amended to decrease the Company's share of joint fares by approximately three percent. An alternative proposal has been discussed with US Airways which may result in no decrease in US Airways Express revenue. Negotiations are continuing between the Company and US Airways to resolve the issue.

The following table lists the aircraft operated by Mesa as of June 30, 1997:

                               NUMBER OF AIRCRAFT

                                                                           Passenger
Type of Aircraft                          Owned      Leased     Total       Capacity
Beechcraft 1900                             108         10        118         19
Embraer Brasilia                              2         27         29         30
BAe Jetstream 31                             --         21         21         19
Dash 8-200                                   --         12         12         37
Fokker 70                                    --          2          2         78
CRJ                                          --          4          4         50
                                            ---        ---        ---
Total                                       110         76        186
                                            ---        ---        ---


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In late June 1997, United Airlines ("United") filed a declaratory judgment action in the U.S. District Court in Chicago, Illinois, against Mesa Airlines, Inc. and WestAir Holdings, Inc., two of the Company's subsidiaries. The action petitions the court to interpret the existing code share agreements with United.

         On July 22, 1997, United announced its decision to transfer eight of the routes served out of the Los Angeles market to Skywest Airlines effective October 1, 1997. The Company believes that Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc. each have exclusive rights to use of the United Express code in those markets. Mesa believes the termination of service in the eight Los Angeles markets is a breach of contract and intends to file an answer contesting the interpretation of the contracts by United.

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



                                             MESA AIR GROUP, INC.
                                             Registrant


Date:  August 14, 1997                       /s/ W. Stephen Jackson
                                             ----------------------
                                             W. Stephen Jackson
                                             Chief Financial Officer
                                             (Principal Accounting Officer)