Form 10-Q/A
period 1997-03-31
MESA AIR GROUP INC
filed 1997-10-08
CIK 810332

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

                                  Yes |X| No __





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

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

The following tables set forth comparisons for the periods indicated below:

                                 OPERATING DATA:

                                                 Three Months Ended
                                                      March 31
                                               1997              1996
                                        -----------------  ----------------
Passengers                                  1,557,497          1,549,865
Available seat miles (000)                    600,517            613,407
Revenue passenger miles (000)                 328,201            338,826
Load factor                                     54.7%              55.2%
Yield per revenue passenger mile                37.5(cent)         34.9(cent)
Operating cost per available seat mile          20.1(cent)         18.4(cent)
Revenue per available seat mile                 20.9(cent)         19.7(cent)
Average stage length (miles)                      170                168
Number of aircraft in fleet                       185                174
Gallons of fuel consumed (000)                 18,155             16,710
Block hours flown                             140,217            135,422
Departures                                    148,400            151,465


                                FINANCIAL DATA:

                                                                    Three Months Ended
                                                                         March 31
                                         --------------------------------------------------------------------------
                                                        1997                                 1996
                                         ----------------------------------- --------------------------------------
                                                         Percent of total                      Percent of total
                                           Cost per         operating           Cost per           operating
                                              ASM            revenues              ASM             revenues
                                        --------------- -------------------- ---------------- --------------------
Operating Expenses
     Flight operations                        7.5(cent)           36.3%            7.1(cent)           36.2%
     Maintenance                              3.6(cent)           17.1%            3.1(cent)           15.9%
     Aircraft and traffic servicing           3.6(cent)           17.1%            3.2(cent)           16.4%
     Promotion and sales                      3.0(cent)           14.3%            3.0(cent)           14.9%
     General and administrative               1.0(cent)            4.6%            1.2(cent)            5.9%
     Depreciation and amortization            1.4(cent)            6.8%            0.8(cent)            3.9%
                                         --------------- -------------------- ---------------- --------------------
     Total operating expenses                20.1(cent)           96.2%           18.4(cent)           93.2%
     Interest expense                         1.1(cent)            5.5%            0.2(cent)            1.3%


OPERATIONS

Operating Revenues:

Passenger revenues increased by 4.1% to $123.0 million, average fare increased by 3.6% to $79.00 and passengers carried increased by 0.5% to 1.56 million. Available seat miles (ASMs) declined by 2.1% to 600.5 million, while revenue per available seat mile (RASM) increased by 6.1% to 20.9(cent).

Operating Expenses:

Flight Operations:
------------------

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

Maintenance Expense:
--------------------

Maintenance expense increased by $2.2 million from $19.3 million to $21.5 million. Approximately $925,000 of the $2.2 million increase relates to an increase in wages comprised of approximately $365,000 representing an increase in the number of maintenance employees and approximately $560,000 related to an increase in the average salaries of maintenance employees. The increase in employees is primarily the result of additional maintenance personnel required by new Federal Aviation Regulations, to begin the CRJ operation in Fort Worth and to service an increase in the number of aircraft in the fleet. The percentage increase in average salary is the result of a wage increase granted to the Company's mechanics.

Aircraft and Traffic Service Expense:
-------------------------------------

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

General and Administrative Expense:
-----------------------------------

General and administrative expense declined by $1.3 million to $5.8 million primarily as a result of a reduction in the management incentive bonus accrual.

Depreciation, Amortization and Interest Expense:
------------------------------------------------

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

SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

The following tables set forth comparisons for the periods indicated below:

                                 OPERATING DATA:

                                                 Six Months Ended
                                                     March 31

                                              1997            1996
                                         --------------- --------------
Passengers                                  3,117,982       3,160,133
Available seat miles (000)                  1,189,657       1,242,825
Revenue passenger miles (000)                 655,688         681,725
Load factor                                     55.1%           54.9%
Yield per revenue passenger mile                36.9(cent)      34.5(cent)
Operating cost per available seat mile          20.0(cent)      18.1(cent)
Revenue per available seat mile                 20.7(cent)      19.4(cent)
Average stage length (miles)                      170             167
Number of aircraft in fleet                       185             174
Gallons of fuel consumed (000)                 36,657          34,641
Block hours flown                             276,380         272,391
Departures                                    294,467         315,521


                                 FINANCIAL DATA:

                                                                     Six Months Ended
                                                                         March 31
                                         --------------------------------------------------------------------------
                                                       1997                                 1996
                                         ----------------------------------- --------------------------------------
                                                         Percent of total                      Percent of total
                                           Cost per         operating           Cost per           operating
                                              ASM            revenues              ASM             revenues
                                         --------------- -------------------- ---------------- --------------------
Operating Expenses
     Flight operations                        7.4(cent)           35.5%            7.1(cent)           36.7%
     Maintenance                              3.6(cent)           17.3%            3.1(cent)           16.1%
     Aircraft and traffic servicing           3.5(cent)           16.9%            3.0(cent)           15.3%
     Promotion and sales                      3.0(cent)           14.4%            2.9(cent)           15.0%
     General and administrative               1.1(cent)            5.2%            1.2(cent)            6.1%
     Depreciation and amortization            1.4(cent)            6.9%            0.8(cent)            4.3%
     Total operating expenses                20.0(cent)           96.3%           18.1(cent)           93.4%
                                         --------------- -------------------- ---------------- --------------------
     Interest expense                         1.1(cent)            5.5%            0.3(cent)            1.3%


OPERATIONS

Operating Revenues:

Passenger revenues increased by 2.9% to $241.9 million, and average fare increased by 4.3% to $77.59. Passengers carried increased by 1.3% to 3.2 million with available seat miles (ASMs) decreasing 4.3% and revenue passenger miles
(RPMs) decreasing 3.8%. Revenue per available seat mile increased by 7.0% to 20.7(cent).

Operating Expenses:

Flight Operations:
------------------

Flight operations expense decreased slightly from $88.4 million to $87.7 million. An increase in fuel prices during the period caused a $5.7 million increase in the cost of fuel. Pilot costs also increased during the period by $5.4 million. Of the $5.4 million increase in pilot costs, approximately $1.8 million was related to an increase in pilot salary and benefits granted under the new pilot contract, approximately $1.2 million related to an increase in the number of pilots employed, approximately $1.3 million was for pilot lodging and training expenses and approximately $400,000 of expense was incurred in the process of centralizing dispatch and training facilities. These increases were offset by a reduction in aircraft lease expense caused by purchasing 69 aircraft previously financed by operating leases.

Maintenance Expense:
--------------------

Maintenance expense increased by $4.1 million from $38.7 million to $42.8 million. Approximately $1.2 million of the increase relates to an increase in wages. Approximately $810,000 of the $1.2 million increase represents an increase in average salaries of maintenance employees and approximately $365,000 is a result of an increase in the number of maintenance employees. The number of maintenance employees increased because additional maintenance personnel were required by new Federal Aviation Regulations, needed for start-up of the CRJ operation in Fort Worth, and an increase in the number of aircraft in the fleet. The rise in average salary is the result of a wage increase granted to the Company's mechanics.

The breakdown of the remainder of the increase in maintenance expense is as follows: Approximately $100,000 of the increase reflects costs to centralize maintenance practices in accordance with Mesa's agreement with the FAA. An additional $300,000 of the cost was incurred in the closure of two maintenance bases in Arizona and Oregon. The closure of those bases was made possible as a result of the transfer of pilots and flight equipment and is expected to save approximately $350,000 of maintenance overhead expense per year. The balance of the increase in maintenance expense was caused primarily by the increased airframe maintenance costs, the timing of annual "C"-check maintenance procedures on aircraft, and increased staffing levels to improve dispatch reliability.

Aircraft and Traffic Servicing:
-------------------------------

Aircraft and traffic servicing expense increased by $4.9 million over the six-month period ended March 31, 1996. Approximately $1.4 million of the increase was for hiring additional customer service representatives in the Denver operation, and an additional $1.4 million was related to a pay raise given to station customer service representatives in an effort to attract and retain quality personnel. Non-completion costs increased by approximately $440,000 over the prior six-month period as a result of severe weather conditions causing a high percentage of cancellations throughout the system during the winter months. Deicing expense also increased by approximately $300,000.

General and Administrative Expense:
-----------------------------------

General and administrative expense declined by $1.9 million to $12.7 million primarily as a result of a reduction in the management incentive bonus accrual.

Depreciation, Amortization and Interest Expense:
------------------------------------------------

Depreciation and amortization increased by $6.6 million to $17.0 million and interest expense increased by $10.5 million. The largest portion of the increase in interest expense, depreciation and amortization is the result of the purchase in May, 1996, of 69 aircraft which were previously financed under operating leases, and the refinancing of new aircraft through debt rather than leasing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at March 31, 1997 were $54 million compared to $60 million at September 30, 1996. Cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions and capital expenditures.

Mesa had receivables of $50 million at March 31, 1997 which consist primarily of amounts due from code-sharing partners United and USAir. Under the terms of the United and USAir agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Mesa has two codesharing agreements with
United: one for Mesa and one for WestAir. The code-sharing agreements governing the West Coast and Pacific Northwest operations have different rates established per a formula as agreed between the parties for each market ("pro-rate markets"). An increasing portion of Mesa's routes in the Pacific Northwest and Los Angeles have become "contract markets" which, unlike pro-rate markets, may be terminated upon 90 days notice by either United or Mesa/WestAir. If a significant number of contract markets were to be terminated, it could have a material adverse impact on the Company.

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

In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities on the balance sheet. At March 31, 1997, 75 aircraft were leased by the Company with terms ranging up to 16 1/2 years. Aircraft lease expense for the quarter ended March 31, 1997 was $11.4 million. Future lease payments due under all aircraft operating leases were approximately $260 million at March 31, 1997.

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

On April 23, 1997 Mesa gave notice to Bombardier of its decision to exercise the option to cancel five of the Dash 8-200 aircraft on order and also gave notice of the cancellation of its order for the eight remaining undelivered Dash 8-200 aircraft. Bombardier and Mesa are engaged in discussions to arrange a commercial resolution of this cancellation that management believes will result in no penalty to Mesa. Mesa does not believe there will be a substantial impact on its operations or aircraft fleet requirements as a result of these cancellations. The potential impact on operations and fleet requirements due to cancellation of a portion of the aircraft order is a forward-looking statement that involves a number of risks and uncertainties which could cause actual results to differ materially from the forward-looking statement including, among other factors, the success of the CRJ on routes which might have been served by Dash 8-200 aircraft, and the availability of additional aircraft at affordable rates presently used in other markets.

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

Costs approximating $1.0 million were incurred during the quarter ended March 31, 1997 to establish an independent jet service, originating out of Fort Worth, Texas operating as "Mesa Airlines." Some additional costs related to the Forth Worth, Texas operation will be incurred as the operation expands to include additional markets. Mesa commenced scheduled service between Fort Worth and Houston, Texas on May 5, 1997.

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

OTHER EVENTS

In March 1997, Mesa announced an internal reorganization and newly appointed positions in order to provide greater efficiencies to its organization. The former operating divisions of Desert Sun Airlines, FloridaGulf Airlines, Liberty Express and Mountain West along with the marketing and customer service arms of Air Midwest Airlines and WestAir Commuter Airlines were replaced with four new divisions aligned with Mesa's code-sharing agreements, America West Express, Independent, United Express and US Airways Express, divisions of Mesa Airlines, Inc.

Effective March 1, 1997, in conjunction with these changes, Bob Dynan, formerly President of Liberty Express, will become President for the United Express division. Mike Lewis, formerly President of Mountain West Airlines, will become the America West Express division President and Peter Otradovec, formerly Vice-President of Mesa's Fort Worth system, will take on the position of President for the Independent division. A search is currently in progress to select a president for the USAirways Express division.

US Airways has notified Mesa that the service agreement between Mesa and US Airways may be amended to decrease Mesa's share of joint fares by approximately 3 percent. This proposed amendment to the USAirways Express service agreement is currently being evaluated by Mesa. An alternative proposal has been discussed with US Airways which may result in no decrease in US Airways Express revenue.

Mesa has received and is operating sufficient Dash 8-200 aircraft to provide the proper capacity for its 1997 summer schedule. As a result, Mesa expects operations there to improve. However, the high costs of operation at Denver International Airport are of continuing concern to Mesa management. Therefore, substantial efforts are currently in process to reduce and control costs of the Denver system. Expected improvement and increased efficiency in the Denver operation is a forward-looking statement which involves a number of risks and uncertainties which could cause actual results to materially differ from the forward-looking statement. The following is a list of factors, among others, that could cause actual results to materially differ: changes in fuel price, changes in FAA Part 121 regulations increasing pilot turnover or failure to reduce the high costs of operation in the Denver system resulting in the scheduling of fewer flights.

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

The following table lists the aircraft operated by Mesa as of March 31, 1997:


                                         Number of Aircraft
                           -----------------------------------------------
                                                                            Passenger
    Type of Aircraft           Owned          Leased          Total         Capacity
-------------------------- -------------- --------------- -------------- ----------------

Beechcraft 1900                  108            10              118             19

Embraer Brasilia                   2                             31             30
                                                29
Bae Jetstream 31                  __                             21             19
                                                21
Dash 8-200                        __                             12             37
                                                12
Dash 8-300                        __                              1             50
                                                 1
Fokker 70                         __                              2             78
                                                 2
CRJ                               __                              1             50
                                                 1
                           -------------- --------------- ----------------
Total                            110            75              185
                           -------------- --------------- ----------------


                                       SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

                                   MESA AIR GROUP, INC.
                                   Registrant



Date:  October 8, 1997             /s/ W. Stephen Jackson
                                   ----------------------
                                   W. Stephen Jackson
                                   Chief Financial Officer
                                   (Principal Accounting Officer)