Form 10-K
period 1997-09-30
MESA AIR GROUP INC
filed 1998-01-13
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997                     Commission File
                                                                  Number 0-15495

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

                                 Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 18, 1997:

                    Common Stock, no par value: $162,693,858

On December 18, 1997, the Registrant had outstanding 28,294,584 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                    Form 10-K Reference
---------                                                    -------------------
None                                                         None

PART I

This Form 10-K includes certain forward-looking statements and information based on management's beliefs as well as on assumptions made by and information currently available to management. When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See, "FORWARD-LOOKING STATEMENTS."


Item 1.       Business

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is an independently owned regional airline serving 168 cities in 31 states and the District of Columbia. Mesa has a fleet of 186 aircraft with approximately 1,700 daily departures.

Mesa operates a regional airline utilizing a hub-and-spoke system under code-sharing agreements with America West Airlines, Inc. ("America West"), United Airlines, Inc. ("UAL") and US Airways, Inc. ("US Airways"). Mesa Airlines, Inc. ("MAI"), a wholly owned subsidiary of the Company, also operates an independent division, "Mesa Airlines," primarily from hubs in Albuquerque, New Mexico and Fort Worth, Texas.

Mesa's long-term business strategy is to achieve sustained, profitable growth by utilizing its fleet of regional aircraft and focused operating strategies to service routes not generally served by major air carriers. Mesa implements its strategy by carefully evaluating market demand on the routes it serves and utilizes its fleet of aircraft to meet that demand. In addition, Mesa is able to expand the markets it serves under its subsidiaries' existing code-sharing agreements with the major air carriers listed above to benefit from the name recognition, reservation systems, marketing and promotional efforts of these carriers. Mesa also utilizes a fleet of new and efficient aircraft and performs most maintenance and overhaul work at its own facilities. Mesa seeks to maximize gross revenues by managing its fares and flight schedules to maximize revenue per available seat mile and by developing new markets.

The Company's subsidiaries are expanding operations under the independent division "Mesa Airlines" and as AmericaWest Express and US Airways Express by adding a fleet of 50-seat Canadair Regional Jets ("CRJ") to operate in longer range, low density markets that would not be profitable for airlines operating larger aircraft.

CORPORATE STRUCTURE

The Company is a Nevada corporation which owns MAI, a Nevada corporation and certificated air carrier; WestAir Holding, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc. ("WestAir"); Air Midwest, Inc., a Kansas corporation and certificated air carrier ("Air Midwest"); and various non-airline operations which include:

- MPD, Inc., a Nevada corporation dba Mesa Pilot Development, which operates the Company's ab initio pilot training program.

- Regional Aircraft Services, Inc., a California corporation owned by WestAir Holdings, Inc., performs component overhaul and repair services.

- FCA, Inc., a Nevada corporation dba Four Corners Aviation, a fixed-base operation at Farmington, New Mexico.

- Mesa Leasing, Inc. a Nevada corporation established to assist the Company in the acquisition and leasing of aircraft.

- MAGI Insurance, Ltd., a Barbados, West Indies based insurance company established for the purpose of attaining more favorable insurance rates.

During 1997, the Company centralized flight operations, dispatch and maintenance control for MAI in Farmington, New Mexico. Most of the Company's accounting functions were consolidated in Farmington, New Mexico in July 1997.


OPERATIONS

The Company's subsidiaries operate approximately 1,700 daily departures throughout the United States as AmericaWest Express, Mesa Airlines, United Express and US Airways Express by code-share and region as follows:

AMERICAWEST EXPRESS

Southwest:    17 destinations out of its Phoenix system

MAI operates 134 weekday departures out of the Phoenix system utilizing 15 aircraft: 12 Beechcraft 1900D 19-seat aircraft and three 50-seat CRJ aircraft. Beginning December 17, 1997 MAI added one Dash 8-200 to the AmericaWest Express operation serving Grand Junction and Aspen, Colorado from Phoenix, Arizona.

MESA AIRLINES

Southwest:    12 destinations out of its Albuquerque system

Flying under its own colors as "Mesa Airlines," MAI has 49 weekday departures utilizing eight Beech 1900D aircraft.

              5 destinations out of its Fort Worth system

During May 1997, MAI began service utilizing CRJs from Meacham International Airport in Forth Worth, Texas to destinations throughout Texas. MAI has 24 daily departures utilizing two aircraft.

Southeast:    3 destinations out of Nashville

On July 14, 1997, MAI began service utilizing two Beechcraft 1900D aircraft from the Nashville International Airport with eight departures between Nashville and Tupelo, Little Rock and Wichita. MAI provides service between Colorado Springs, Colorado and Nashville, Tennessee utilizing one CRJ aircraft.

UNITED EXPRESS

Rocky Mountains:     27 destinations out if its Denver system

MAI serves the Southwest and Rocky Mountain regions with 210 weekday departures, utilizing 14 Beech 1900D aircraft and twelve 37-seat Dash 8-200 aircraft.

California:   8 destinations out of Los Angeles, 19 destinations out of San
              Francisco and other northern California cities

WestAir operates 114 weekday departures out of Los Angeles and 244 weekday departures from San Francisco, utilizing twenty-one 19-seat British Aerospace Jetstream 31 aircraft and nineteen 30-seat Embraer Brasilia aircraft.

Pacific Northwest:   8 destinations out of its Portland and Seattle systems

MAI operates 151 weekday departures in the Northwest, utilizing 14 Beech 1900D aircraft.

US AIRWAYS EXPRESS

Northeast:    8 destinations out of Boston, 6 destinations out of New York and
              2 destinations out of Baltimore

MAI operates 112 weekday departures out of Boston, New York and Baltimore to cities in Massachusetts, Maine, New Hampshire, Connecticut and Pennsylvania, utilizing 10 Beech 1900D aircraft.

Mid-Atlantic:       13 destinations out of its Philadelphia system and 17 out of its Pittsburgh system

MAI serves the Mid-Atlantic states with 256 weekday departures, utilizing 28 Beech 1900D aircraft.

Southeast:    6 destinations out of Tampa, 7 destinations out of Orlando and 7 destinations out of New Orleans

MAI has 163 weekday departures in the states of Florida, Alabama and North Carolina and 55 weekday departures out of New Orleans, utilizing 18 Beech 1900D aircraft and nine Embraer Brasilia aircraft.

Central:      17 destinations out of its Kansas City system

Air Midwest operates 150 weekday departures out of Kansas City, utilizing 12 Beech 1900D aircraft.



                                   MESA AIRCRAFT BY HUB AS OF SEPTEMBER 30, 1997



                                BEECH         EMB-
                                 1900         120          DASH 8       J31         CRJ
                                --------------------------------------------------------

       Denver                     14                        12

       Los Angeles                              4                         9

       San Francisco                           15                        12

       Portland/Seattle           14

       Boston                     10

       Philadelphia               14

       Pittsburgh                 14

       Tampa/Orlando              12            9

       New Orleans                 6

       Kansas City                12

       Phoenix                    12                                                   3

       Fort Worth                                                                      2

       Albuquerque                 8

       Nashville                   2

            TOTAL:               118           28           12           21            5

In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with virtually all other carriers. Mesa has contracts with the U.S. Postal Service for hauling mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service. MAI also owns and operates MPD, Inc., providing flight training as "Mesa Pilot Development" in coordination with San Juan College in Farmington, New Mexico. MAI owns FCA, Inc., a fixed base operator located in Farmington, New Mexico which operates as Four

Corners Aviation. Another subsidiary, Regional Aircraft Services, Inc., performs component overhaul and repair services at a facility in Reading, Pennsylvania. Desert Turbine Services, based in Farmington, New Mexico, provides power plant and component repair, maintenance and overhaul services for MAI's airline subsidiaries.


CODE-SHARING RELATIONSHIPS

Approximately 96 percent of Mesa's consolidated revenues are derived from operations associated with code-sharing agreements with America West, UAL and US Airways. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners', and provide coordinated schedules and joint advertising. Mesa's passengers receive mileage credits in the respective frequent flyer programs, and credits in those programs can be used on Mesa's flights.

The Company's subsidiaries have one code-sharing agreement with America West, two separate code-sharing agreements with UAL and four separate code-sharing agreements with US Airways. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other code-sharing agreement with the same code-sharing partner.

The code-sharing agreements provide for terms of 10 years for America West (expiring in 2004), five to 10 years for UAL (the WestAir agreement expires in May 1998 in certain markets in the Los Angeles, San Francisco, Portland and Seattle hubs and the MAI agreements expire in 2005 in the Denver hub and certain markets in Los Angeles, Portland and Seattle hubs) and five to 10 years for US Airways ( Air Midwest expires in 2000 in the Kansas City hub, and the various MAI agreements expire in 2003 in Pittsburgh and for the new CRJ service (described below) and 2004 in the New Orleans, Boston, Philadelphia, Tampa and Orlando hubs). Although the provisions of the agreements vary, generally they are subject to cancellation should the Company's subsidiaries fail to meet certain operating and performance standards, the breach of other contractual terms and conditions, and, in the case of the US Airways code-sharing agreements (other than the new CRJ service agreement described below), upon six months' notice by either party. Certain fee per departure markets with UAL (Portland and Seattle) permit cancellation upon 90 days' written notice by either UAL or MAI/WestAir. The code-sharing agreement between MAI and UAL which expires in 2005 prohibits MAI from entering into any new code-sharing agreement relating to services to and from Denver, Chicago, Washington, D.C., Los Angeles, Portland, San Francisco or Seattle. Other than the code-sharing agreement with UAL, which restricts UAL from competing with MAI in certain markets by aircraft with less than 101 seats of capacity, the code-sharing agreements do not prohibit the major carrier from serving routes served by the various subsidiaries of the Company. The code-sharing agreements contain varying provisions allowing the Company's partners to terminate the agreements upon certain potential operational or "change in control" events. The UAL code-sharing agreements require MAI and WestAir to provide notice and a right of first refusal to UAL for (i) any merger, (ii) any sale, acquisition, or purchase of the assets or aircraft materially affecting operations, or (iii) any sale, acquisition, or purchase of five percent or more of the voting stock not made upon the open market or pursuant to a public offering. The UAL agreement with MAI further provides that UAL may terminate the code-sharing agreement upon the completion of a hostile takeover of Mesa that will result in a material change in the senior management. The agreements with US Airways provide US Airways may terminate its code-sharing agreement upon a change in control of the Company consisting of not less than 51 percent of the outstanding voting stock or a replacement of 50 percent or more of the members of the Board of Directors. A termination or expiration without renewal of any code-sharing agreements with America West, UAL or US Airways would have a material adverse effect on the Company's business. See, "United Airlines, Inc." below and "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Revenue and Expense Comparison-Fiscal 1997 versus Fiscal 1996; Liquidity and Capital Resources" sections for discussion of the effect of the expiration of the WestAir code-sharing agreement with UAL, the termination of certain fee per departure markets and the related effects to the Denver system.

In November 1997, MAI entered into a new code-sharing agreement with US Airways to provide CRJ service between various domestic city pairs. The CRJ code-sharing agreement terminates five years after CRJ service first begins but is subject to earlier termination by US Airways in the event (i) certain performance requirements are not met and remain uncured for 90 days or (ii) without cause on a "per aircraft basis" three years after such aircraft have been installed in the system upon 180 days' notice. In addition, payments to MAI are based on operating performance goals and may be increased or decreased based on actual results.

AMERICA WEST AIRLINES, INC.

The Company operates 15 of its fleet of 186 aircraft as AmericaWest Express out of a hub in Phoenix, Arizona under a code-sharing agreement which expires in 2004. The AmericaWest Express operation represents approximately 16% of the available seat mile capacity (ASMs) and approximately 11% of revenue generated by the Company. On December 17, 1997 the Company added a Dash 8-200 aircraft to the AmericaWest Express system to serve the markets of Grand Junction and Aspen, Colorado from Phoenix. Deployment of the CRJ aircraft in the AmericaWest Express system has exceeded management's expectations and the Company is discussing the possibility of allocating additional CRJ aircraft to the AmericaWest Express system with the management of America West. Allocation of additional CRJ aircraft is a forward looking statement and is subject to change depending, among other factors, on the availability of CRJ aircraft from the manufacturer or other regions of the country, the willingness of management of America West to agree to deployment of additional aircraft, and changes in competitors' routes.

UNITED AIRLINES, INC.

The Company operates 80 of its fleet of 186 aircraft as United Express under two code-sharing agreements with UAL. One agreement, which covers the Denver operation and approximately half of the operations in Los Angeles, Portland and Seattle, is with MAI and expires in 2005. The second agreement, with WestAir, expires on May 31, 1998. The United Express operation represents approximately 44 percent of the available seat mile (ASM) capacity and 48 percent of revenue generated by the Company. United Express ASMs are distributed approximately as follows: California system, 42%; Denver system, 45%; and Pacific Northwest system, 13%.

WestAir Code-Sharing Agreement:

In July 1997, WestAir received a proposal from UAL for the extension of WestAir's code-sharing agreement which is due to expire on May 31, 1998. The proposal contained certain material amendments to the existing code-sharing agreement. The Company did not accept this proposal because it provided for significant cost increases and did not include certain changes to the proposal requested by the Company. Management continued to negotiate for improvements to the proposal.

On July 22, 1997, UAL awarded WestAir's eight Los Angeles contract markets to Skywest Airlines, effective October 1, 1997. UAL subsequently granted additional pro-rate markets to WestAir, sufficient to utilize the aircraft previously serving the eight Los Angeles system contract markets. There was no material cost of transition to these new pro-rate markets and the new pro-rate markets are attaining similar financial results as the discontinued contract markets. The Company is in litigation to resolve UAL's unilateral termination of WestAir's contract markets in the Los Angeles area. See, "Item 3. Legal Proceedings."

In late November 1997, WestAir received written notice from UAL that WestAir's code-sharing agreement would not be renewed. Since November 1997, management has on repeated occasions sought a reconsideration of UAL's decision not to renew the WestAir code-sharing agreement. At a meeting on January 6, 1998, UAL confirmed that it will not reconsider renewing WestAir's code-sharing agreement upon its expiration. WestAir will have significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company has recognized a loss provision to provide for the cost of discontinuation of WestAir operations. The provision includes the cost to retire or sell aircraft, for the sale of parts and equipment, and for employee severance and other costs. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Revenue and Expense Comparison-Fiscal 1997 versus Fiscal 1996; Liquidity and Capital Resources" for a further discussion of the loss provision.

Denver System:

MAI incurred a substantial operating loss in the Denver system for fiscal year 1997. Among the factors contributing to the loss were the significant increases in airport costs related to the new Denver International Airport ("DIA") and a 20 percent decrease in the average connecting fare received from UAL.

In late September 1997, management began a reduction of service in some markets and gave notice to UAL of its intent to terminate service in other markets. UAL responded by asserting that MAI's past and proposed termination of service was a "material default" under the code-sharing agreement, requested an increase in service in certain markets, and claimed damages and remedies, including termination of the code-sharing agreement. The Company has responded to UAL, noting that the Denver code-sharing agreement allows MAI to terminate service in an unprofitable market, but gives UAL the right to place another carrier into any market in which MAI terminates service on the same terms and conditions as originally offered to MAI. In the opinion of Mesa's management, there is no requirement that MAI continue to serve unprofitable markets or that MAI provide the additional service requested by UAL. Management of UAL does not agree with interpretation of the code-sharing agreement and believes it can terminate the Denver code-sharing agreement as a result of MAI's reduction of service to certain markets. On January 6, 1998, UAL informed the Company that it will not provide any increases in Denver system connecting fares or permit MAI to decrease its level of Denver system service. As a result of UAL's decision not to assist the Company in connection with improving operations in its Denver system, on January 10, 1998, the Board of Directors resolved that the Company recognize a loss provision for impairment of the $26.3 million Denver system intangible asset currently remaining on the Company's financial statements at September 30, 1997 and provide for the other costs of restructuring the Company's Denver operations.

Mesa's relationship with UAL is poor and if a resolution of the level of service to be provided in the Denver market is not attained, UAL may unilaterally cancel the Denver code-sharing agreement and award the routes to another carrier. Interpretation of the Denver code-sharing agreement may require judicial resolution and subject the Company to a risk that UAL's interpretation of the code-sharing agreement prevails. Regardless of whether the interpretation of the Denver code-sharing agreement is favorably resolved, it is unlikely that MAI will operate in the Denver market through 2005. As a result, the Company believes it will ultimately dispose of its Denver operations by transfer or sale to another airline. See, "Airline Operations" for a further discussion of the impact of aircraft relocation, sale and removal from service. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Revenue and Expense Comparison-Fiscal 1997 Versus Fiscal 1996; Liquidity and Capital Resources" for a discussion of the loss provision related to the Denver operations. If UAL were successful in unilaterally cancelling the Denver code-sharing agreement and awarded the routes to another carrier, losses in excess of the amounts accrued at September 30, 1997 would probably be incurred.

Fee Per Departure Markets:

Under the MAI and WestAir code-sharing agreements with UAL, most markets provide revenue sharing based on an allocation of fares between UAL and the Company ("pro-rate markets"). However, an increasing portion of United Express routes in the Pacific Northwest and Los Angeles have become "contract markets" operated on a fee per departure basis. Certain of these markets may be terminated upon 90 days' notice by either UAL or MAI/WestAir. On January 8, 1998, the Company received written notice that UAL is terminating all of the "contract" markets in the Pacific Northwest effective September 30, 1998. As a result of this termination, MAI will have 13 Beech 1900D aircraft which are anticipated to be in excess of its operating needs. Management believes it can dispose of all of the 13 Beech 1900D aircraft. A portion of the loss provision described in "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Revenue and Expense Comparison-Fiscal 1997 Versus Fiscal 1996; Liquidity and Capital Resources" has been recorded as a result of the termination of those "contract" markets. Management's belief that it can dispose of all of the 13 Beech 1900D aircraft is a forward-looking statement and is contingent on the market for surplus aircraft, demand for the 1900D aircraft in particular, and general economic conditions.

USAIRWAYS, INC.

As previously reported, in early 1997 US Airways notified the Company that it desired to amend the code-sharing agreements between the Company and US Airways to decrease the Company's share of joint fares by approximately three percent. Negotiations between the Company and US Airways have resulted in a resolution which is expected to result in no decrease in the US Airways Express share of joint fares. US Airways Express currently represents approximately 35 percent of the available seat mile (ASM) capacity and 37 percent of revenue generated by the Company.

Temporary flight crew shortage and scheduling difficulties relating to the centralization of operations required under MAI's September 1996 Consent Order with the Federal Aviation

Administration ("FAA") have resulted in excessive flight cancellations and poor on-time performance under the MAI operating certificate, particularly in the US Airways Express system. (Flight operations under the Company's Air Midwest and WestAir operating certificates have remained at their historic level of reliability.) Management believes that the MAI flight crew shortages and scheduling problems created by centralization of flight operations will be resolved during the second quarter of the 1998 fiscal year.

Beginning in October 1997 and continuing through January 12,1998, MAI has, at US Airways' request, periodically removed aircraft from scheduled service to alleviate crew shortages. On January 12, 1998, MAI had a total of ten 1900D Beech aircraft removed from service. After the Company's temporary crew shortage is alleviated, it is the intention of the Company to phase-in the return of the grounded aircraft to revenue service. Management believes that it will be able to return these aircraft to service within the US Airways system, although some of the canceled routes have been awarded to other carriers and there is a risk that sufficient markets may not exist to profitably return all the aircraft to service. See, "Employees."

Management's belief that its temporary crew shortage can be alleviated in the second quarter of fiscal 1998 and that flight operation performance will improve when the temporary crew shortages are alleviated thereby permitting a phase-in of grounded aircraft to revenue service are forward-looking statements. Actual performance could differ materially from the forward looking statement caused by a continuing shortage of qualified pilots and aircraft dispatchers, the failure to develop an adequate crew scheduling system, competitors' receipt of MAI's canceled routes, and other factors.


THE REGIONAL AIRLINE MARKET

The U.S. regional airline industry remains strong, continuing a trend that began more than a decade ago. In 1996 the industry transported 11 percent of all commercial airline passengers in the United States. Regional airline passenger enplanements increased 8.3 percent to almost 62 million in 1996, with the average industry load factor at its highest level in history: 52.98 percent.

The vast majority of North American airports receive air service from regional carriers. Airports served by the industry in North America totaled 782 in 1996, with 71 percent of these communities depending exclusively on regional airlines for access to the U.S. air transportation system.

The hub-and-spoke system, the cornerstone of the American air transportation network, continues to work successfully due, in part, to the essential role played by code-sharing regional airlines. In 1996, thirty-five of the nation's top 50 regional air carriers used the two-letter designator code of a major or national airline to list their flights. In 1996, 95 five percent of the industry's passengers were transported by code-sharing regional airlines.

On March 20, 1997, the regional airline industry achieved one of the most important milestones in the history of the industry: the transition for aircraft with 10 to 30 seats to FAR Part 121, the operating standards that previously governed aircraft with 31 or more seats. The regional airlines recorded this achievement while attaining growth in passenger enplanements and revenue passenger miles as well as continuing their excellent safety record.

INDUSTRY GROWTH

Since 1986, passenger enplanements have grown from 33.5 million to 61.9 million in 1996. Revenue passenger miles have increased similarly from 4.47 billion to
14.22 billion over the same period. The number of aircraft operated by regionals in 1986 was 1,806 compared to 2,127 in 1996. This growth is expected to continue with the Regional Aircraft Association forecasting for 2,700 regional aircraft by 2005 with most of the growth originating in the 30- to 50-seat segment. More modern, sophisticated and faster aircraft are added to the regional airline fleet each year.

Regional carriers continue to rely on 19-seat aircraft for a significant portion of airline service. In 1996 there were 565 aircraft in this category. The 19-seat aircraft flew 12.9 percent of the industry's revenue passenger miles in 1996. Aircraft with 20-30 seats flew 20 percent, while aircraft in the 31- to 40-seat category flew 29.8 percent. Aircraft with more than 41 seats flew 19.7 percent of revenue passenger miles. The average seating capacity of aircraft used by regional carriers increased from 24.6 seats per airplane in 1995 to 25.1 seats per airplane in 1996.

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


CORPORATE STRATEGY

Mesa's long business strategy is to operate a competitive and profitable, high-frequency, quality-service airline, primarily with a hub-and-spoke route system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) the previously discussed regional diversification, (ii) a focus on profitable markets, (iii) consolidated operations, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

Mesa's market selection process follows an in-depth analysis on a route-by-route basis. Agreement is then reached where appropriate with Mesa's code-share partners regarding the level of service and fares. This selection process enhances the likelihood of profits in a given market.


AIRLINE OPERATIONS

In 1997, Mesa completed the consolidation and centralization of the dispatch, flight operations and maintenance functions of its MAI operations in Farmington, New Mexico. The consolidation plan was prompted by an agreement with the FAA, plans for future company expansion and conversion from an FAR Part 135 to an FAR
Part 121 air carrier. Headquarters for its WestAir and Air Midwest subsidiaries are located in Fresno, California and Wichita, Kansas, respectively.

The Company relocated its training center and Human Resources Department to the Dallas/Fort Worth metroplex. This action consolidated the Company's training and personnel processing in one central location from several locations throughout the United States. The Company believes that this action will result in greater consistency and quality of training of its flight crewmembers and ground personnel.

Mesa plans to reduce the number and type of aircraft it operates. In July 1997, the Fokker 70 aircraft were retired and replaced by CRJ aircraft. Termination of the WestAir code-sharing agreement and certain Mesa contract markets could result in a surplus of 21 British Aerospace Jetstream 31 aircraft, ten 30-seat Embraer Brasilia aircraft and 13 1900D Beech aircraft. An additional 26 Beech 1900D aircraft may become surplus to MAI should operations in the Denver system be discontinued or sold. The Company presently plans to retire all 21 of the British Aerospace Jetstream 31 aircraft as well as all remaining 30-seat Embraer Brasilia aircraft. Retirement of the J-31 and EMB-120 aircraft will reduce the type of aircraft operated to three: the 1900D, Dash 8-200 and CRJ aircraft. Reduction, relocation, trade-in and sale of aircraft or discontinuation or sale of operations is a forward-looking statement and is dependent on, among other factors, the terms Mesa obtains from manufacturers, alleviation of crew shortages and the market for surplus aircraft.


MESA'S JET SERVICE

Mesa has ordered 32 Canadair Regional Jets (CRJs) for operations from its MAI hub in Fort Worth, Texas, its AmericaWest Express operation in Phoenix, Arizona, and to operate new service as US Airways Express in the eastern portion of the United States. As of the end of fiscal 1997, the Company had received seven of the aircraft. Delivery of all CRJ aircraft is scheduled to be completed before the end of 1999. The value of these 32 jets is approximately $640 million.

MAI inaugurated independent jet service under its own name "Mesa Airlines" between Fort Worth and Houston, Texas in May 1997 and between Fort Worth and San Antonio, Texas in September 1997. Subsequent to September 30, 1997, CRJ flights were initiated between Fort

Worth and Austin, Texas; San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee.

Mesa operates three CRJs pursuant to its code-sharing agreement with America West from its AmericaWest Express hub in Phoenix, Arizona. These aircraft operate between Phoenix and Des Moines, Iowa; Fresno, California; and Santa Barbara, California.

Under the new code-sharing agreement with US Airways, Mesa will operate 12 CRJs with an option for up to an additional 12 aircraft. Service is scheduled to begin in the new jet markets effective January 19, 1998 on flights between US Airways' hubs in Philadelphia, Pennsylvania and Birmingham, Alabama; St. Louis, Missouri; Cincinnati, Ohio; and Newburgh, New York.


MARKETING

Under Mesa's code-sharing agreements, America West, UAL, and US Airways (the major partners) coordinate advertising and public relations within their respective regions. In addition, Mesa benefits from the major partners' advertising programs in regions outside those served by Mesa, with the major partners' customers becoming customers of Mesa as a result of through fares. Under these code-sharing arrangements, Mesa's passengers also benefit from through-fare ticketing with the major partners and greater accessibility to Mesa's flights on computer reservation systems and in the Official Airline Guide.

Mesa's services are promoted through listings in computer reservation systems, the Official Airline Guide, and through direct contact with travel agencies and corporate travel departments. Mesa participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. Mesa's non-code-share operation, MAI, utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of Mesa's code-sharing partners are also utilized in each of Mesa's other operations through their respective code-sharing agreements. Mesa also pays booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems. Mesa believes that it has good relationships with the travel agents handling its passengers.

To further introduce more frequent travel within its own independent operation, MAI has introduced a frequent flyer program (MesaMax). It is management's opinion that the frequent flyer program will build brand loyalty, provide an additional incentive for travel on MAI, and act as a promotional device. The program is restricted to MAI's independent operation and is not offered or made available on any flights offered in conjunction with any of MAI's code-share operations with America West, UAL or US Airways. Management believes MAI's media advertising campaign has increased community awareness of its Meacham airport location in Fort Worth. The independent operation consists of travel through MAI's Albuquerque hub and that portion of MAI's jet operations within Texas; between San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. The program offers travelers one free round trip for every 16 one way tickets (eight round-trips) purchased and used on the independent system. Frequent flyer awards may be redeemed for travel between any connecting points on MAI's independent system, but must be accumulated and used within one year. No restrictions apply on travel under the awards program so long as seats are available on desired flights under any class of service. Awards have no cash value and cannot be sold, traded or bartered. The incremental cost of transporting a free passenger consists almost entirely of reservations, passenger liability insurance and catering costs which total a nominal amount. MAI had no material liability for frequent flyer awards at September 30, 1997. Management's belief that the frequent flyer awards program will result in increased brand loyalty, additional incentive for travel on MAI, and serve as a promotional device and that MAI's media advertising campaign has increased community awareness are forward-looking statements. Actual results could differ materially from the forward-looking statements caused by, among other factors, limitations of the route systems included in the program, diversion of traffic from revenue to non-revenue, increased reservations costs, increased incidental costs relating to booking, boarding and handling incremental traffic, and general economic conditions.


FARES AND FEE PER DEPARTURE

Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa derives its passenger revenues from a combination of local fares, through fares, joint fares and fee per departure arrangements. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Local fares are also frequently used by passengers connecting with other carriers. A through fare is a fare offered to passengers by either America West, UAL or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with major carriers as an additional means of deriving passengers connecting through its hub cities.

The Company has increasingly relied on fee per departure contractual agreements with two of its code-sharing partners to generate revenue. A number of MAI and WestAir routes generate revenue on a fee per departure basis and all revenue to be generated by the new CRJ code-sharing agreement with US Airways is based on a fee per departure arrangement.


COMPETITION

The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agents' commissions and the automation of travel agents' reservation systems. Further, because of the Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service. See, "ESSENTIAL AIR SERVICE PROGRAM."

Mesa believes that the Deregulation Act facilitated Mesa's entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Deregulation Act, however, makes possible the entry of other competitors which have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in Mesa's markets.

As discussed earlier, Mesa believes its code-sharing agreements provide a significant competitive advantage in hub airports where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering a superior service makes it very difficult for other regional airlines to compete at such hubs. In addition to the enhanced competitive edge offered by the code-sharing agreements, Mesa competes with other airlines through offering frequent flights, flexible schedules and numerous fare levels.


FUEL

During its operating history, Mesa has experienced few problems with the availability of fuel, and it believes that it will be able to obtain fuel sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply. Increased fuel costs during the Company's fiscal 1997 year have had an impact on the profitability of the airline market in general and on the Company in particular. The extent and the duration of fuel price increases are not predictable; however, to the extent that fuel price increases cannot be passed on to the customer they are absorbed as an additional expense by the Company.


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


INSURANCE

Mesa carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage product liability, aircraft loss or damage, baggage and cargo liability and workers' compensation.

Mesa's captive insurance company, MAGI Insurance, Ltd., handles baggage and freight claims in addition to a portion of Mesa's hull and liability insurance.

EMPLOYEES

Mesa currently has approximately 4,800 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. In the past Mesa has had no difficulty attracting qualified personnel to meet its requirements.

Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. In addition, the consolidation and standardizing of Mesa's pilot training program resulted in training delays. These factors have impacted Mesa's operations and resulted in unavailability of flight crews and cancellation of flights. See, "CODE-SHARING RELATIONSHIPS -- US Airways, Inc." for a further discussion of crew shortages and flight cancellations. The pilot shortage was reduced in October 1997 when the Company reduced service in certain markets and temporarily removed aircraft from service. As of January 12, 1998, 10 aircraft remained out of service to comply with the reduced levels of service required by US Airways until pilot and crew shortages could be alleviated in MAI's US Airways Express system. See, "CODE-SHARING RELATIONSHIPS -- US Airways, Inc." Mesa is working with its wholly owned subsidiary, MPD, Inc. dba Mesa Pilot Development, to train larger numbers of new pilots to meet the staffing needs of MAI's operations and expects to have an adequate level of qualified pilots by the second fiscal quarter of 1998. No assurance can be given, however, that pilot turnover and unavailability will not continue to be a major problem in the future, particularly if major carriers expand. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

During December 1996, Mesa reached a five-year agreement with the Air Line Pilots Association (ALPA) for a single pilot contract for MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and excellent opportunities for advancement. This contract resulted in an increase in pilot salary expense of approximately $6.1 million for the 1997 fiscal year. WestAir pilots are also represented by ALPA and the Company is in mediation regarding a new contract, although with the expiration of the WestAir code-sharing agreement with UAL in May 1998, it is unlikely that a new contract agreement will be negotiated. Air Midwest mechanics are represented by the International Association of Machinists (IAM), flight attendants at WestAir and Mountain West, a division of MAI, are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.


ESSENTIAL AIR SERVICE PROGRAM

The Essential Air Service program administered by the United States Department of Transportation ("DOT"), guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, DOT will subsidize air service to communities which might otherwise not have air service. Mesa Air Group services 23 such markets for an annual subsidy of approximately $3.5 million.

REGULATION

As an interstate air carrier, Mesa is subject to the economic jurisdiction of and regulation by the DOT. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

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

As a result of a special review by the FAA of Mesa's operations, and other factors, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order by September 30, 1997. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations and consolidate control of operational areas (maintenance, flight operation and training) under one central management team.

Effective in March 1997, the FAA required that commuter airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Mesa, one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 on the FAA's deadline. Company management is monitoring the costs increases to its 19- and 30-seat aircraft operations resulting from compliance with FAR Part 121 and the consent order. At present, management believes those continuing costs will be approximately $4.5 million per year. Those increased costs are primarily related to additional training, dispatch and maintenance procedures. Continuing efforts are being made to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

The ongoing cost estimate to comply with FAR Part 121 regulations is a forward-looking statement that involves a number of uncertainties which could cause actual costs to differ materially from the forward looking statements including, among other factors, promulgation of future FAA regulations, administrative rules, or informal requests by the FAA requiring the hiring of additional personnel, addition of new aircraft mechanical equipment, payment of additional fines and the impact of future laws or Congressional investigations all of which could have the effect of increasing the costs of compliance.

Mesa is subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities and to the jurisdiction of the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations including noise abatement and curfews.

Item 2.           Properties

Mesa's primary property consists of aircraft used in the operation of the business. The following table lists the aircraft operated by Mesa as of September 30, 1997:

                                               Number of Aircraft
                                       ---------------------------------
                                                                            Passenger
       Type of Aircraft                 Owned       Leased        Total      Capacity
-------------------------------------------------------------------------------------

       Beechcraft 1900                    108           10          118           19

       Embraer Brasilia                     2           26           28           30

       BAe Jetstream 31                                 21           21           19

       Dash 8-200                                       12           12           37

       Canadair Regional Jet                             7            7           50
                                       ---------------------------------
       Total                              110           76          186
                                       ---------------------------------


See, "MANAGEMENT'S DISCUSSION AND ANALYSIS -- LIQUIDITY AND CAPITAL RESOURCES" regarding aircraft commitments.

In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

           Type                    Location                 Ownership         Approximate Size
           ----                    --------                 ---------         ----------------

     Accounting                 Farmington, NM                Owned             7,000 sq. ft.
     Administration             Farmington, NM                Owned            18,000 sq. ft.
     Operations                 Farmington, NM                Owned            16,000 sq. ft.
     Training/Personnel         Arlington, TX                 Leased           15,000 sq. ft.
     Hangar                     Farmington, NM                Leased           30,000 sq. ft.
     Engine Shop                Farmington, NM                Leased            6,000 sq. ft.
     Hangar                     Fresno, CA                    Leased           50,000 sq. ft.
     Offices                    Fresno, CA                    Leased           20,000 sq. ft.
     Warehouse/Office           Fresno, CA                    Leased           21,750 sq. ft.
     Hangar/Office              Forth Worth, TX               Leased           14,000 sq. ft.
     Hangar/Office              Wichita, KS                   Leased           30,000 sq. ft.
     Hangar/Office              Jacksonville, FL              Leased           30,256 sq. ft.
     Hangar                     Jamestown, NY                 Leased           30,000 sq. ft.
     Hangar/Office              Dubois, PA                    Leased           23,000 sq. ft.
     Hangar                     Reading, PA                   Leased           56,250 sq. ft.
     Hangar/Office              Grand Junction, CO            Leased           32,768 sq. ft.
     Hangar/Office              Yakima, WA                    Leased           14,500 sq. ft.
     Hangar/Office              Bullhead City, AZ             Leased           12,852 sq. ft.
     Office                     Phoenix, AZ                   Leased            3,570 sq. ft.

Mesa, as the lessee, leases space at each of the airports in which it operates to accommodate its operations. These leases are generally month-to-month or relatively short-term leases. MAI, as the lessor, also leases commercial real estate of approximately 26,200 square feet in Farmington, New Mexico to unrelated entities.

Item 3.       Legal Proceedings

During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a third amended consolidated complaint has been filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa Common Stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate) and reasonable attorney, accountant and expert fees. In 1996, Mesa made an accrual to vigorously defend the litigation. Further, Mesa and the corporate officers and directors believe they have substantial and meritorious defenses against these allegations and are defending their position vigorously. However, should an unfavorable resolution of this litigation occur, it is possible that Mesa's future results of operations or cash flows could be materially affected in a particular period.

In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. Neither MAI nor WestAir has yet responded to the complaint. In order to give both parties additional time to explore the possibility of resolving this action without further litigation, the parties have entered into a stipulation, which the Court approved, extending defendants' time to respond to the complaint to and including January 28, 1998. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their position vigorously.

Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

In the belief of management, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position.

The belief that substantial and meritorious defenses against the allegations contained in the class action complaint and the belief that the ultimate outcome of all the proceedings and claims pending against Mesa will favorably be resolved are forward looking statements which could materially differ as a result of the determination of a judge or jury.


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

       =========================================================================
                               FISCAL 1997                    FISCAL 1996
       -------------------------------------------------------------------------
       Quarter             HIGH            LOW            HIGH            LOW
       -------------------------------------------------------------------------

       First            $   10.50       $   6.44       $   10.75       $    8.00

       Second                7.63           5.44           13.25            7.75

       Third                 6.50           4.69           13.88           10.38

       Fourth                6.63           5.00           12.13            8.44

On December 9, 1997, Mesa had 1,335 shareholders of record. Mesa has never paid cash dividends and does not intend to pay cash dividends in the future.

Item 6.       Selected Financial Data



SELECTED FINANCIAL DATA AND OPERATING STATISTICS
================================================================================
In thousands of dollars, except per share and average fare amounts and otherwise indicated


                                                                         Years ended September 30
                                                                         ------------------------
                                              1997               1996              1995             1994              1993
                                           -----------------------------------------------------------------------------------


Operating revenues                         $  510,977        $  500,363        $  455,139        $  396,134        $  353,640
Operating expenses                            565,463           452,369           425,567           347,760           311,730
Operating income (loss)                       (54,486)           47,994            29,572            48,374            41,910
Other income (expense)                          3,087            14,302              (156)            3,534             3,797
Interest expense                               27,776            12,777             6,395             7,916             5,366
Earnings (loss) before income taxes           (79,175)           49,519            23,021            43,992            40,341
Net earnings (loss)                           (48,597)           30,407            14,012            27,688            26,352

Net earnings (loss) per common share            (1.72)             1.00              0.42              0.76              0.77
Working capital                                68,561            70,860           115,378           134,186           125,706
Total assets                                  649,866           678,491           446,722           419,902           399,318
Long-term debt, excluding current portion     338,199           338,278            78,411            91,772            91,742
Stockholders' equity                          177,088           224,666           255,883           234,316           215,394
Net book value per common share            $     6.26        $     7.96        $     7.53        $     7.16        $     6.08
-----------------------------------------------------------------------------------------------------------------------------

Passengers carried                          6,720,631         6,463,690         6,086,782         5,170,252         4,449,492
Revenue passenger miles (000)               1,397,645         1,364,681         1,179,397           982,642           916,851
Available seat miles (000)                  2,484,489         2,437,662         2,310,895         1,897,933         1,821,156
Average passenger journey                         208               211               194               190               206
Average stage length                              171               167               167               163                NA
Load factor                                      56.3%               56%               51%             51.8%             50.3%
Break-even passenger load factor                 57.6%             51.7%             49.2%             47.0%             45.8%
Revenue per available seat mile                  20.6(cent)        20.5(cent)        19.7(cent)        20.9(cent)        19.4(cent)
Cost per available seat mile                     22.8(cent)        18.6(cent)        18.4(cent)        18.3(cent)        17.1(cent)
Average yield per revenue passenger mile         35.8(cent)        35.9(cent)        37.5(cent)        38.9(cent)        37.3(cent)
Average fare                               $    74.52        $    75.72        $    72.53        $    74.11        $    76.80
Aircraft in service                               184               175               177               166               146
Cities served                                     168               164               172               165               152
Number of employees                             4,800             4,000             3,900             3,500             2,800
=============================================================================================================================

NA - Information not available

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS

Mesa Air Group, Inc. and its subsidiaries ("Mesa" or the "Company") are a group of regional airlines and related companies providing service across the United States as AmericaWest Express, Mesa Airlines, United Express and US Airways Express.

The following tables set forth selected operating and financial data of Mesa for the years indicated below:


                                                                   OPERATING DATA

                                                              Years ended September 30
                                                --------------------------------------------------

                                                  1997                1996                 1995
                                                ---------           ---------            ---------

       Passengers                               6,720,631           6,463,690            6,086,782
       Available seat miles (000)               2,484,489           2,437,662            2,310,895
       Revenue passenger miles (000)            1,397,645           1,364,681            1,179,397
       Load factor                                   56.3%               56.0%                51.0%
       Revenue per ASM                               20.6(cent)          20.5(cent)           19.7(cent)
       Yield per RPM                                 35.8(cent)          35.9(cent)           37.5(cent)
       Cost per ASM                                  22.8(cent)          18.6(cent)           18.4(cent)


                                                                        FINANCIAL DATA

                                                                    Years ended September 30
                                 ----------------------------------------------------------------------------------------------
                                              1997                             1996                           1995
                                 ------------------------------   -----------------------------  ------------------------------
                                             Percent     Cost               Percent      Cost                Percent     Cost
                                  Amount       of         per      Amount     of          per     Amount        of        per
                                  (000)     Revenues      ASM      (000)    Revenues      ASM     (000)      Revenues     ASM
                                 ------------------------------   -----------------------------  ------------------------------

Flight operations                $181,696    35.5%     7.3(cent)  $166,151    33.2%    6.8(cent)  $166,596    36.6%    7.2(cent)

Maintenance                        93,278    18.3%     3.8(cent)    81,400    16.3%    3.3(cent)    73,701    16.2%    3.2(cent)

Aircraft and traffic servicing     85,755    16.8%     3.5(cent)    73,469    14.7%    3.0(cent)    64,120    14.1%    2.7(cent)

Promotion and sales                75,448    14.8%     3.0(cent)    74,844    15.0%    3.1(cent)    73,289    16.1%    3.2(cent)

General and administrative         26,543     5.2%     1.1(cent)    29,186     5.8%    1.2(cent)    26,921     5.9%    1.2(cent)

Depreciation and amortization      34,859     6.8%     1.4(cent)    24,296     4.9%    1.0(cent)    20,940     4.6%    0.9(cent)

Other operating items              67,884    13.3%     2.7(cent)     3,023     0.6%    0.1(cent)        --      --      --
                                 ------------------------------   -----------------------------  ------------------------------
    Total operating expenses     $565,463   110.7%    22.8(cent)  $452,369    90.4%   18.6(cent)  $425,567    93.5%   18.4(cent)
                                 ==============================   =============================  ==============================
Interest expense                 $ 27,776     5.4%     1.1(cent)  $ 12,777     2.6%    0.5(cent)  $  6,395     1.4%    0.3(cent)
                                 ==============================   =============================  ==============================

REVENUE AND EXPENSE COMPARISON


FISCAL 1997 VERSUS FISCAL 1996

Operating revenues increased by $10.6 million (2.1 percent) for fiscal 1997 compared to the prior fiscal year. This increase in operating revenues is the result of a 4 percent increase in passengers, partially offset by a 1.6 percent decrease in average fares. Capacity, measured by available seat miles (ASMs), increased by 1.9 percent and passenger traffic measured by Revenue Passenger Miles (RPMs) which is one passenger carried one mile, increased by 2.4 percent. The load factor increased from 56.0 percent to 56.3 percent, yield (passenger revenue per RPM) decreased to 35.8(cent) in fiscal 1997 from 35.9(cent) per RPM, and revenue per ASM increased to 20.6(cent) from 20.5(cent) per ASM in fiscal 1996. The airline industry has a history of fare and traffic volatility. Management expects revenue per available seat mile to remain relatively stable in existing markets during the next fiscal year. However, the CRJ jet aircraft, which is faster and flown over a longer stage length than turbo prop aircraft, generates lower revenue per ASM than turbo prop aircraft. Because the Company expects to operate increasing numbers of CRJ aircraft in the future, overall revenue per ASM is expected to be lower in the 1998 fiscal year than that attained in fiscal 1997.

Flight Operations expense increased by 9.4 percent to $181.7 million (7.3(cent) per ASM) for the fiscal year ended September 30, 1997, from $166.2 million (6.8(cent) per ASM) for the year ended September 30, 1996. Fuel costs increased by $10.1 million to 2.7(cent) per ASM from 2.3(cent) per ASM during the current period as compared to the prior period. Of that increase, $6.2 million is a result of a 7.0(cent) per gallon increase in the average price of fuel with increased usage accounting for the balance. Pilot costs increased by $14.0 million during the year due primarily to a $10.2 million increase in pilot wages and payroll taxes. Of this increase $6.1 million was a result of increased rates of pay associated with the new pilot contract which became effective in December 1996 and $4.1 million of the increase was due to an increase in the number of pilots employed. The costs of pilot meals and lodging increased by $3.4 million as a result of the new contract and conversion to operating under FAR Part 121. Dispatch costs increased by $1.9 million and pilot training costs rose by $2.0 million in the 1997 period due to the stricter operating requirements of FAR
Part 121. These cost increases were partially offset by an approximate $17.0 million reduction in aircraft lease costs during the 1997 fiscal year which resulted from the purchase of 69 aircraft in May 1996, previously operated by Mesa under operating leases. Aircraft ownership costs are reported as depreciation and interest expense rather than flight operations expense.

Maintenance costs increased by $11.9 million to $93.3 million (3.8(cent) per ASM) for the 1997 fiscal year, from $81.4 million (3.3(cent) per ASM) for the prior year. The requirements of operating under FAR Part 121, the associated new training requirements and implementation of the Consent Order with the Federal Aviation Administration (FAA) resulted in a 20 percent increase in the number of mechanics per airplane in fiscal 1997 as compared to fiscal 1996. The increase in number of mechanics per aircraft and a wage increase granted to the mechanics resulted in increasing labor costs by approximately $3.8 million during the fiscal year. An increase in the number of aircraft engine overhauls resulted in an increase in engine overhaul expense of $8.1 million (35.7 percent).

Aircraft and Traffic Servicing costs increased to $85.7 million (3.5(cent) per ASM) during fiscal 1997 from $73.5 million (3.0(cent) per ASM ) in fiscal 1996. Station labor costs rose by $6.1 million due to an across the board wage increase granted in September 1996 in order to attract and retain qualified individuals. Non-completion costs increased by $1.4 million in fiscal 1997. The increase was caused by a higher than normal level of flight cancellations as a result of flight crew scheduling difficulties and training delays. The flight crew scheduling difficulties and training delays were related to the significant changes required by conversion to FAR Part 121 and compliance with the FAA Consent Order. Deicing costs increased $.8 million and security expenses increased $.5 million in 1997 over the prior year. Increased costs of security are directly related to the increase in passengers carried.

Promotion and Sales expense increased slightly from $74.8 million to $75.4 million.

General and Administrative costs declined from $29.2 million in fiscal 1996 to $26.5 million in fiscal 1997. The primary reason for the decrease was reduced management compensation expense under the management incentive program.

Depreciation and amortization expense rose by $10.5 million to $34.9 million and interest expense increased by $15.0 million to $27.8 million. The increase in depreciation and interest expense was due to the purchase of 69 aircraft in May 1996, which had previously been operated by Mesa under operating leases, and the purchase of 22 new Beechcraft aircraft financed with debt.

At September 30, 1997, the Company recognized a provision of $72.1 million for the non-renewal of the WestAir, and potential early termination of the MAI, code-sharing agreements with UAL. This provision is included in other operating items. (See footnotes 11 and 15 in the accompanying consolidated financial statements for additional discussion). The $72.1 million provision provides for the estimated loss on the retirement or sale of aircraft, parts and equipment which are expected to be surplus to the needs of the Company upon expiration or potential early termination of the code-sharing agreements. In addition, the provision includes an estimate for all other anticipated costs of discontinuation or sale of the WestAir, Denver and Pacific Northwest operations. Other operating items in fiscal 1997 also includes a gain from the settlement with an aircraft manufacturer of $5.2 million and a $1 million aircraft return provision related to the final settlement and return of the Company's Fokker 70 aircraft. In fiscal 1996, the Company recognized a $3 million provision related to return of the Fokker 70 aircraft.

The Company's effective tax rate of 38.6% is comparable with prior years.


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

Flight operations expense decreased from 7.2(cent) per ASM in 1995 to 6.8(cent) per ASM in 1996 primarily due to a reduction of fleet integration costs during the current year, a conversion of many aircraft from being operated under operating lease to owned aircraft, and the operation of jet aircraft throughout the entire 1996 fiscal year. However, this benefit was partially offset by higher-than-average pilot training costs in the third and fourth quarters caused by the increased turnover caused by major airlines increased hiring of Mesa pilots and an increase in fuel related to a new tax on jet fuel and a general increase in price.

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


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of September 30, 1997 amounted to $65.9 million. This was an increase of $5.9 million over the prior year. Mesa generated approximately $11 million in cash from operating activities during 1997. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, acquisitions and capital expenditures.

Mesa had receivables of approximately $53.9 million at September 30, 1997 which consist primarily of amounts due from code-sharing partners UAL and US Airways. Under the terms of the UAL and US Airways agreements, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. Management's belief that the Company will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from the forward-looking statement in the event of the termination of one or more code-
 sharing agreements, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with UAL or US Airways, termination of one or more of the Company's credit facilities resulting in the need to repay unanticipated debt, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation.

At September 30, 1997, Mesa had a line of credit with a bank of $20 million which was being utilized solely to secure outstanding letters of credit. An aggregate ceiling of $12 million applies to the letters of credit issued under this agreement, of which $4.3 million were outstanding at September 30, 1997. Should Mesa draw upon this line of credit, an interest rate of LIBOR plus 1.5 percent (7.28 percent) will apply. The line matures on March 31, 1998, and bears an annual fee of 1/4 percent. As of September 30, 1997, Mesa was not in compliance with certain debt covenants of the line of credit agreement, however the bank has waived compliance with such covenants.

Certain loan and debt agreements with banks contain covenants which require Mesa to maintain or exceed stated levels of net worth and to equal or exceed specified debt and working capital ratios. As of September 30, 1997, Mesa was not in compliance with certain of these financial ratio covenants with total borrowings of $10.5 million which have been classified as current portion of long-term debt in the accompanying balance sheet. In January 1998, certain other financial ratio covenants were either waived or amended effective September 30, 1997. The Company believes it will be in compliance with either its present covenants or amended covenants through September 30, 1998 except for the aforementioned borrowings of $10.5 million which has been classified as current portion of long-term debt. The Company's belief that it will be in compliance with its covenants or amended covenants is a forward looking statement and its compliance could be impacted by the costs further described herein related to restructuring the Company's operations and the timing and sale of aircraft.

Mesa has significant operating lease obligations on existing aircraft. At September 30, 1997, Mesa leased 76 aircraft with remaining terms of up to 16.5 years. Future lease payments due under all aircraft operating leases were approximately $467 million at September 30, 1997.

As previously reported, the Company gave notice to Bombardier Regional Aircraft Division ("BRAD") of its decision to exercise an option to cancel five Dash 8-200 aircraft on order and cancel delivery of the eight remaining previously ordered Dash 8-200 aircraft because of production delays and initial operating reliability issues. The Company had originally ordered 25 of the 37-seat, turboprop aircraft. Long-term financing for all 12 Dash 8-200 aircraft delivered and placed in service has been completed. On August 15, 1997, the Company reached an agreement with BRAD providing for conversion of the remaining eight Dash 8-200 aircraft on order into orders for eight Canadair Regional Jet ("CRJ") aircraft.

In August 1996, Mesa entered into a memorandum of understanding with BRAD to acquire 16 CRJ 50-passenger jet aircraft with options to acquire an additional 32 of the jet aircraft. In August 1997, Mesa announced that it would exercise options for 16 of its 32 option aircraft reserved under the option agreement including the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. The order for 32 aircraft totals approximately $640 million. Mesa has an $8.5 million deposit with BRAD relating to this order. This deposit will increase to $9.1 million by September 1, 1998. Eleven CRJ aircraft had been delivered to Mesa by December 18, 1997. The Company expects to receive nine more CRJ aircraft in 1998 and the remaining 12 jets are scheduled to be delivered in 1999. The Company has an agreement to trade in 32 Embraer 120 Brasilia ("EMB-120") aircraft to BRAD on a one-for-one basis for the 32 CRJ aircraft being acquired from BRAD. Eight of the 32 EMB-120 trade-in aircraft were originally traded in on the eight Dash 8-200 aircraft order which were subsequently converted into orders for CRJ aircraft. All EMB-120 aircraft are required to be in airworthy condition under Mesa's maintenance program at the time of the trade-in. Mesa has committed to maintain the trade-in EMB-120 aircraft on its maintenance program until such aircraft are sold or released to another operator. As of December 18, 1997, 13 EMB-120s have been delivered to BRAD. Should the Company fail to receive favorable financing terms from third parties on the ordered CRJ aircraft to be delivered to the Company, the Company has the right to obtain financing for the CRJ aircraft from BRAD, subject to the Company meeting certain creditworthiness standards.

Approximately $1.0 million was incurred as a one-time expense in the fourth quarter of fiscal 1997 related to the two Fokker 70 aircraft returned by the Company to Daimler-Benz.

On January 9, 1997, one of the Company's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement (the "Distributor Agreement") with Sino Swearingen Aircraft Company, L. P. ("SSAC") for the distribution of corporate jets. The Distributor Agreement requires FCA to maintain a retail sales area, hangar and maintenance facility, with appropriate staff, an adequate supply of spare parts at a general aviation airport strategically located within FCA's distribution area, and certain other requirements. The Company is subject to an annual minimum purchase requirement to be adjusted by SSAC and the Company on an annual basis. The initial annual purchase requirement was three aircraft. FCA has agreed to purchase eight aircraft from SSAC with delivery dates beginning in the first quarter of 1999 and ending in the first quarter of 2001. The current purchase price of each aircraft is approximately $3.5 million and is subject to change by SSAC. FCA is required to make progress payments to SSAC on each aircraft as follows: upon execution of the purchase agreement, $75,000; 365 days prior to delivery date, $50,000; 180 days prior to delivery date, $150,000; at delivery, approximately $3.225 million (based upon the current purchase price) reduced by the distributors' profit. In total, FCA is presently obligated to purchase eight aircraft for approximately $28 million at current prices. FCA is also obligated to purchase an adequate supply of parts to support aircraft sold in the distribution area. In February 1997, FCA made progress payments of $600,000 to SSAC against its purchase order for eight aircraft. The Chief Executive Officer of SSAC, Mr. Jack Braly, is a member of the Board of Directors of Mesa Air Group, Inc. (See, Item 13., "Certain Relationships and Related Transactions.")

The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. The Company is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by the Company. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous event.

As a result of a special review by the FAA of Mesa's operations, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived in September 1997 upon Mesa's compliance with provisions of the Consent Order.

Company management is monitoring the extent of new costs imposed on its 19- and 30-seat aircraft operations by the implementation of the additional operating procedures required by FAR Part 121 and the consent order. At present, management believes the continuing costs of implementing the new operating procedures required by FAR Part 121 and the Consent Order approximate $4.5 million per annum. The $4.5 million of increased costs are primarily related to additional training, dispatch and maintenance procedures.

The ongoing costs estimates to comply with FAR Part 121 regulations and the consent order are forward looking statements that involve a number of uncertainties which could cause actual costs to differ materially from the forward looking statements including, among other factors, promulgation of future FAA regulations, administrative rules, or informal requests by the FAA requiring the hiring of additional personnel, addition of new aircraft mechanical equipment, payment of additional fines and the impact of future laws or Congressional investigations all of which could have the effect of increasing the costs of compliance.

In connection with the $72.1 million loss provision for the fiscal year ended September 30, 1997, the Company believes that it will incur approximately $15 to $20 million in cash expenditures in fiscal 1998 primarily as a result of the costs to be incurred for disposition of the surplus aircraft, severance and other expenditures. The estimated cash expenditure is a forward-looking statement which is subject to change caused by, among other factors, the timing, sale and relocation of aircraft, employee severance and relocation costs, and other costs related to the Company's restructuring of its operations.

Mesa does not expect any material negative impact to its operations as a result of inflation. Mesa believes fares and fee per departure rates, and accordingly revenues, can be changed to offset the impact of inflation. At September 30, 1997, approximately 87 percent of the Company's $370 million of indebtedness was at fixed rates. However, $317 million of the total debt converts from fixed to variable interest rates upon the seventh anniversary of the delivery date of the financed aircraft and may be affected by inflation if such inflation results in an increase in interest rates. Management's belief that inflation will have no material negative impact on the Company is a forward-looking statement. Actual results could differ materially from the forward-looking statements due to general economic factors which cannot be foreseen or controlled by Mesa and its management.

Management of the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failure. To date the Company has not completed its analysis of the potential Year 2000 risk and therefore the cost to the Company as a result of Year 2000 software has not been fully determined.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 will be effective for the Company for the quarter ending December 31, 1997; earlier application is not permitted. This new accounting standard will require presentation of basic earnings per share (which for the Company is currently anticipated to result in slightly higher earnings per share than would otherwise be reported) and diluted earnings per share (which for the Company is currently anticipated to result in essentially the same earnings per share as the Company would otherwise report as primary earnings per share).

In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the quarter ending December 31, 1997.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ended September 30, 1999, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending September 30, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, entry into an independent jet operation, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of the Company; the resolution of litigation in a favorable manner; and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and industries and the general economy; an increase in competition along the routes the Company plans to operate its newly acquired aircraft; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions, such as fuel price increases, and changes in regional economic conditions, making the costs of aircraft operation prohibitive in the targeted regions the Company plans to operate the newly acquired aircraft; the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and the Company's operations; bureaucratic delays on amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with trial outcomes. See page 2 of Form 10-K.


Item 8.     Financial Statements and Supplementary Data


      1. Consolidated Financial Statements

            Page 30 - Independent Auditors' Report

            Page 31 - Consolidated Balance Sheets - September 30, 1997 and 1996

            Page 33 - Consolidated Statements of Operations - Years ended
                      September 30, 1997, 1996, and 1995

            Page 34 - Consolidated Statements of Cash Flows - Years ended
                      September 30, 1997, 1996, and 1995

            Page 35 - Consolidated Statements of Stockholders' Equity - Years
                      ended September 30, 1997, 1996, and 1995

            Page 36 - Notes to Consolidated Financial Statements

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS

MESA AIR GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

Phoenix, Arizona

December 12, 1997, except for certain
information contained in notes 4, 11 and 15
which is as of January 10, 1998

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)


                                                           September 30
                                                       -------------------
                                                         1997       1996
-------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                            $ 57,232   $ 54,720
  Marketable securities (note 2)                          8,690      5,300
  Receivables, principally traffic                       53,852     41,105
  Income taxes receivable (note 5)                        6,999       --
  Expendable parts and supplies, less allowance for
    obsolescence of $2,631 and $1,350                    31,377     26,956

   Prepaid expenses and other current assets              8,553      6,394
                                                       -------------------

        Total current assets                           $166,703   $134,475


Property and equipment, net (notes 3 and 4)             440,890    452,273
Lease and equipment deposits (notes 8 and 9)             10,354     10,889
Intangibles, less amortization of $5,200 and $11,478     22,071     53,538
Other assets                                              9,848     27,316
                                                       -------------------

        Total assets                                   $649,866   $678,491
                                                       ===================




See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

                                                                             September 30
                                                                        --------------------
                                                                           1997       1996
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt and capital leases (note 4)         $ 31,786   $ 17,127
  Accounts payable                                                        21,884     13,811
  Income taxes payable (note 5)                                             --        3,708
  Air traffic liability                                                    6,785      4,789
  Accrued compensation                                                     7,025      5,010
  Other accrued expenses                                                  30,662     19,170
                                                                        -------------------

        Total current liabilities                                         98,142     63,615
                                                                        -------------------


Long-term debt and capital leases, excluding current portion (note 4)    338,199    338,278
Deferred credits and other liabilities                                    34,837     29,538
Deferred income taxes (note 5)                                             1,600     22,394
Stockholders' equity (note 6):
   Preferred stock of no par value, 2,000,000 shares
     authorized; no shares issued and outstanding                           --         --
    Common stock of no par value, 75,000,000 shares authorized;
     28,294,584 shares in 1997 and 28,243,382 shares in 1996 issued
     and outstanding                                                     101,361    100,876

Retained earnings                                                         72,686    121,283
Unrealized gain on marketable securities, net of deferred
  income taxes of $1,754 and $1,420 (note 2)                               3,041      2,507
                                                                        -------------------

        Total stockholders' equity                                       177,088    224,666
                                                                        -------------------

Commitments, contingencies and
  subsequent events (notes 4, 7, 8, 9, 11 and 15)


        Total liabilities and stockholders' equity                      $649,866   $678,491
                                                                        ===================



          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                  Years Ended September 30
                                                                  ------------------------
                                                               1997         1996         1995
                                                             ---------    ---------    ---------
Operating revenues:
   Passenger                                                 $ 500,822    $ 489,432    $ 442,087
   Freight and other                                             6,673        7,387        7,636
   Public service                                                3,482        3,544        5,416
                                                             ---------    ---------    ---------
      Total operating revenues                                 510,977      500,363      455,139
                                                             ---------    ---------    ---------
Operating expenses:

   Flight operations                                           181,696      166,151      166,596
   Maintenance                                                  93,278       81,400       73,701
   Aircraft and traffic servicing                               85,755       73,469       64,120
   Promotion and sales                                          75,448       74,844       73,289
   General and administrative                                   26,543       29,186       26,921
   Depreciation and amortization                                34,859       24,296       20,940
   Other operating items (note 15)                              67,884        3,023         --
                                                             ---------    ---------    ---------
      Total operating (income) expenses                        565,463      452,369      425,567
                                                             ---------    ---------    ---------
      Operating income (loss)                                  (54,486)      47,994       29,572
                                                             ---------    ---------    ---------
Non-operating income (expenses):

   Interest expense                                            (27,776)     (12,777)      (6,395)
   Interest income                                               1,837        2,274        1,970
   Other (note 2)                                                1,250       12,028       (2,126)
                                                             ---------    ---------    ---------
      Total non-operating expenses                             (24,689)       1,525       (6,551)
                                                             ---------    ---------    ---------
      Earnings (loss) before income tax expense (benefit)      (79,175)      49,519       23,021

Income tax expense (benefit) (note 5)                          (30,578)      19,112        9,009
                                                             ---------    ---------    ---------
      Net earnings (loss)                                    $ (48,597)   $  30,407    $  14,012
                                                             =========    =========    =========
Average common and common equivalent shares outstanding         28,275       30,449       33,363
                                                             =========    =========    =========
Net earnings (loss) per common and common equivalent share   $   (1.72)   $    1.00    $    0.42
                                                             =========    =========    =========


          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                      Years Ended September 30
                                                                      ------------------------
                                                                    1997        1996        1995
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                            $(48,597)   $ 30,407    $ 14,012

   Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:

      Depreciation and amortization                                 34,859      24,296      20,940
      Provision for code-share agreements and other liabilities     72,100      10,000        --
      Deferred income taxes                                        (20,439)     10,473         493
      (Gain) loss on disposal of property and equipment               --           689         (82)
      (Gain) loss on sale of securities                               --       (22,008)        145
      Amortization of deferred credits                              (1,745)     (3,271)     (1,964)
      Stock bonus plan                                                 349         970         538
   Changes in assets and liabilities, net of acquisitions:

      Receivables                                                  (12,747)      3,706       1,658
      Income taxes receivable                                       (6,999)       --          --
      Expendable parts and supplies                                 (4,421)     (2,274)     (5,281)
      Prepaid expenses and other current assets                     (2,159)        529         442
      Accounts payable                                               8,073      (4,361)     12,485
      Other accrued liabilities                                     (7,306)     (6,109)       (400)
                                                                  --------    --------    --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                      10,968      43,047      42,986
                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                             (4,562)    (20,263)    (92,296)
   Proceeds from sale of property and equipment                      1,874       1,616      99,634
   Proceeds from maturities and sale of marketable securities        1,000      40,861      23,499
   Purchased intangibles                                              --          --       (34,489)
   Other assets                                                      9,539        (354)     (2,492)
   Lease and equipment deposits                                       (339)        699      (9,365)
                                                                  --------    --------    --------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                       7,512      22,559     (15,509)
                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds received from long-term debt                              --          --         5,000
   Principal payments on long-term debt and
     obligations under capital leases                              (17,114)    (12,141)    (18,553)
   Proceeds from issuance of common stock                              123       1,510       1,592
   Common stock repurchase and retirement                             --       (53,930)       --
   Proceeds from deferred credits                                    1,023        --         2,592
                                                                  --------    --------    --------
      NET CASH FLOWS FROM FINANCING ACTIVITIES                     (15,968)    (64,561)     (9,369)
                                                                  --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              2,512       1,045      18,108

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      54,720      53,675      35,567
                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 57,232    $ 54,720    $ 53,675
                                                                  ========    ========    ========


          See accompanying notes to consolidated financial statements.

MESA AIR GROUP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended September 30, 1997, 1996 and 1995
(in thousands except number of shares)


                                                                        Available
                                            Number of      Common        Retained       for sale
                                             shares         stock        earnings      securities        Total
                                             ------         -----        --------      ----------        -----
Balance at September 30, 1994             32,704,042    $   147,695    $    76,864    $     9,757    $   234,316

Exercise of options (note 6)                 687,487          1,592           --             --            1,592

Stock bonus plan (note 7)                     69,213            538           --             --              538

Tax benefits from sale of optioned
   stock                                        --            2,132           --             --            2,132

Change in unrealized gains, net of tax
   (note 2)                                     --             --             --            3,293          3,293

Net earnings                                    --             --           14,012           --           14,012
                                          ----------    -----------    -----------    -----------    -----------

Balance at September 30, 1995             33,460,742    $   151,957    $    90,876    $    13,050    $   255,883

Exercise of options (note 6)                 194,759          1,510           --             --            1,510

Stock bonus plan (note 7)                     94,281            970           --             --              970

Common stock repurchase                   (5,506,400)       (53,930)          --             --          (53,930)

Tax benefits from sale of optioned
   stock                                        --              369           --             --              369

Change in unrealized gains, net of tax
   (note 2)                                     --             --             --          (10,543)       (10,543)

Net earnings                                    --             --           30,407           --           30,407
                                          ----------    -----------    -----------    -----------    -----------

Balance at September 30, 1996             28,243,382    $   100,876    $   121,283    $     2,507    $   224,666

Exercise of options (note 6)                  16,333            123           --             --              123

Stock bonus plan (note 7)                     34,869            349           --             --              349

Tax benefits from sale of optioned
   stock                                        --               13           --             --               13

Change in unrealized gains, net of tax
   (note 2)                                     --             --             --              534            534

Net loss                                        --             --          (48,597)          --          (48,597)
                                          ----------    -----------    -----------    -----------    -----------
Balance at September 30, 1997             28,294,584    $   101,361    $    72,686    $     3,041    $   177,088
                                          ==========    ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1997, 1996 and 1995

1.    Summary of Significant Accounting Policies

      a.    Principles of Consolidation and Organization

            Mesa Air Group, Inc. and its subsidiaries ("Mesa") is a group of regional airlines providing service in various regions across the United States as AmericaWest Express, Mesa Airlines, United Express and US Airways Express utilizing 179 turboprop aircraft and seven jet aircraft.

            Mesa is a Nevada corporation which owns Mesa Airlines, Inc. ("MAI"), a Nevada corporation and certificated air carrier; WestAir Holding, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc.; Air Midwest, Inc., a Kansas corporation and certificated air carrier. Mesa's non-airline subsidiaries are MPD, Inc., a Nevada corporation dba Mesa Pilot Development, the Company's pilot training program; FCA, Inc., a Nevada corporation, dba Four Corners Aviation, a fixed-base operation at Farmington, New Mexico; Mesa Leasing, Inc. a Nevada corporation established to assist the Company in the acquisition and leasing of aircraft; and MAGI Insurance, Ltd. a Barbados, West Indies based insurance company. The consolidated financial statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            Mesa currently operates as AmericaWest Express under a code-sharing agreement which expires in 2004 with America West, utilizing a Phoenix, Arizona hub.

            Mesa utilizes an Albuquerque hub as Mesa Airlines, serving the Southwest and Rocky Mountain regions.

            Mesa operates as United Express under two separate code-sharing agreements with United Airlines, Inc. ("UAL"). One code-sharing agreement, expiring in May 1998, covers operations on the West Coast originating out of hubs in San Francisco, Los Angeles, Portland and Seattle (WestAir). The other UAL code-sharing agreement expiring in 2005, provides for operations as United Express out of hubs in Denver, Los Angeles, Portland and Seattle (Denver system). (See note 11, "Commitments and Contingencies" and note 15, "Other Operating Items.")

            Mesa operates as US Airways Express under four code-sharing agreements with US Airways, Inc. ("US Airways"). One agreement covers operations utilizing a Kansas City hub and expires in 2000. Another US Airways code-sharing agreement covers operations out of the Pittsburgh hub and expires in 2003. The third agreement covers hubs in New Orleans, Tampa, Orlando, Philadelphia and

            Boston and expires in 2004. The fourth agreement which was entered into in November 1997 with operations to commence in January 1998, provides for Canadair Regional Jet ("CRJ") 50-passenger jet service on certain defined routes and expires in 2003.

            MPD, Inc. provides flight training in coordination with a community college. FCA, Inc. is a fixed-base operation in Farmington, New Mexico. Regional Aircraft Services, Inc. and Desert Turbine Services provide aircraft and engine maintenance service to Mesa.

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

      d.    Receivables

            Mesa provides commercial air transportation into most regions of the United States. The majority of the passenger tickets collected by Mesa at the time of travel are sold by other air carriers largely as a result of the code-sharing agreements discussed above. As a result, Mesa has a significant concentration of its accounts receivable with other air carriers and does not have any collateral securing such accounts receivable. At September 30, 1997 and 1996, accounts receivable from air carriers totaled approximately $41.7 million and $33.8 million, respectively. Accounts receivable credit losses have not been significant and have been within management's expectations.

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

g.    Intangibles

      The Company evaluates the recoverability of its intangibles assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

      In July 1991, Mesa acquired Air Midwest, Inc. This acquisition resulted in purchased intangibles of approximately $10.2 million, which are being amortized over a 40-year period. Subsequently the intangibles were reduced by approximately $4.7 million for the recognition of the tax effects of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase.

      In 1994, Mesa entered into Asset Purchase Agreements related to operations as US Airways. Intangible assets acquired of $21.8 million are being amortized over a 20-year period.

      During October 1994, Mesa reached an agreement with UAL for the purchase of certain aircraft and provided for a 10-year extension of its code-sharing agreement for its Denver and Los Angeles markets. Intangible assets related to this agreement of $34.5 million are being amortized over the 10-year life of the agreement. Based upon the Company's evaluations, the intangibles related to the Company's Denver operation have been determined to be impaired at September 30, 1997 and a provision has been made for the carrying value of $26.3 million. (See note 11, "Commitments and Contingencies" and note 15, "Other Operating Items.")

h.    Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Mesa and its subsidiaries file a consolidated federal income tax return.

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

      Mesa receives public service revenues for providing scheduled air service to certain small communities. These revenues are recognized as earned in the period to which the payments relate. The amount of such payments is determined by the Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

      As a code-share partner for America West, UAL, and US Airways, Mesa participates in the frequent flyer programs of these airlines. Incremental costs for mileage accumulation relating to those programs is expensed as incurred.

      During 1997, the Company created a frequent travel award program known as MesaMax for travel within its own independent operation. The program offers travelers free flight awards based on accumulated tickets purchased. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

k.    Maintenance

      Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred.

l.    Earnings (Loss) Per Common and Common Equivalent Share

      Earnings (loss) per common and common equivalent share are computed based on the weighted average number of common shares, and if dilutive, common stock equivalent shares (options) outstanding during the respective periods. Fully diluted per share amounts are not materially different than primary per share amounts and have not been presented. The number of shares used in the per share computation are as follows:


                                                         September 30
                                                  1997          1996          1995
                                              ------------------------------------------
                                                        (in thousands)
Weighted average shares of common
  stock outstanding during the year               28,275        29,988        32,857
Common stock equivalent shares  --
  assumed exercise of options                       --             461           506


                                              ------------------------------------------

                                                  28,275        30,449        33,363
                                              ==========================================


m.    Stock Options

      Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provision of SFAS No. 123. (See note 6, "Stockholders' Equity.")

n.    Use of Estimates

      Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         o.       New Accounting Standards

                  The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

                  In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 will be effective for the Company for the quarter ending December 31, 1997; earlier application is not permitted. This new accounting standard will require presentation of basic earnings per share (which for the Company is currently anticipated to result in slightly higher earnings per share than would otherwise be reported) and diluted earnings per share (which for the Company is currently anticipated to result in essentially the same earnings per share as the Company would otherwise report as primary earnings per share).

                  In February 1997 the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the quarter ending December 31, 1997.

                  In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ended September 30, 1999, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

                  In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending September 30, 1999, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.


2.       Marketable Securities

         Marketable securities available for sale are summarized as follows:

                                                    September 30
                                               1997               1996
                                          -------------------------------------
                                                  (in thousands)
                                          Cost     Market    Cost      Market
                                          Basis    Value
                                          -------------------------------------
Equity securities -- available for sale   $3,895   $8,690   $ 3,903    $ 7,830
                                          -------------------------------------

Debt securities -- municipal securities       --       --     1,001      1,001
                                          -------------------------------------
                                          $3,895   $8,690   $ 4,904    $ 8,831
Less equity securities classified as
  Other Assets                                --       --    (2,246)    (3,531)
                                          -------------------------------------
                                          $3,895   $8,690   $ 2,658    $ 5,300
                                          =====================================

         On August 25, 1994, Mesa entered into the AmWest Partners, L. P. partnership agreement, which governs the terms of an investment by the partnership in America West providing for the consummation of America West's Plan of Reorganization. Upon making the investment, the partnership was dissolved. In consideration of the investment of approximately $18.7 million, Mesa received 100,000 Class A shares of common stock, 2,183,343 Class B shares of common stock and 799,767 warrants. In February 1996, Mesa sold 1,984,970 shares of Class B common stock of America West, resulting in a realized gain of $22 million. At September 30, 1997, 100,000 Class A shares, approximately 200,000 Class B shares and warrants for approximately 800,000 Class B shares were classified as available for sale, and market appreciation of approximately $4,795,000 has been recorded (net of taxes) through equity.

3.       Property and Equipment

         Property and equipment consists of the following:

                                               September 30
                                             1997        1996
                                          ----------------------
                                                (in thousands)
Flight equipment, substantially pledged   $ 494,755    $ 482,736
Other equipment                              17,206       20,047
Construction in progress                        221            5
Leasehold improvements                        6,517        4,571
Furniture and fixtures                        2,422        2,355
Buildings                                     9,098        9,480
Land                                            525          525
Vehicles                                      2,258        2,200
                                          ----------------------
                                            533,002      521,919
Less accumulated depreciation               (92,112)     (69,646)
                                          ----------------------
Net property and equipment                $ 440,890    $ 452,273
                                          ======================

         As of September 30, 1997 and 1996, Mesa had property and equipment consisting primarily of aircraft parts held for sale with a fair value of approximately $5.0 million and $11.7 million, respectively, included in Other Assets.


4.       Long-Term Debt, Capital Leases and Lines of Credit

         Long-term debt and capital leases consist of the following:

                                                                                       September 30
                                                                                  ----------------------
                                                                                     1997         1996
                                                                                  ----------------------
                                                                                      (in thousands)
           Notes payable to manufacturers: approximately $826,000 plus interest due monthly through 2011. Notes provide fixed and variable rates of interest ranging from 6.87% to 7.31% at September 30, 1997
           Secured by aircraft                                                    $ 319,442    $ 297,327

           Notes payable to banks: Approximately $494,000 due monthly plus interest indexed to adjusted LIBOR rates (6.90%  to 7.78% at
           September 30, 1997) through 2006.  Secured by aircraft                    49,569       55,716


           Capital leases; due in monthly installments through 2005; interest
           indexed to prime rate.  Secured by equipment                                 974        2,362
                                                                                  ----------------------

           Total long-term debt and capital leases                                  369,985      355,405

           Less current portion                                                     (31,786)     (17,127)
                                                                                  ----------------------
           Long-term debt and capital leases, excluding current portion           $ 338,199    $ 338,278
                                                                                  ======================

           Principal maturities of long-term debt and capital leases for each of the next five years are as follows:


                           Year Ending September 30:
                       ----------------------------------
                                (in thousands)
                       1998                   $   31,786
                       1999                       16,493
                       2000                       17,100
                       2001                       17,966
                       2002                       18,691
                                              ==========

         At September 30, 1997, Mesa had a line of credit with a bank of $20 million which was being utilized solely to secure outstanding letters of credit. An aggregate ceiling of $12 million applies to the letters of credit issued under this agreement, of which $4.3 million were outstanding at September 30, 1997. Should Mesa draw upon this line of credit, an interest rate of LIBOR plus 1.5 percent (7.28 percent at September 30, 1997) will apply. The line matures on March 31, 1998, and bears an annual fee of 1/4 percent. As of September 30, 1997 Mesa was not in compliance with certain debt covenants of the line of credit agreement, however the bank has waived compliance with such covenants.

         Certain loan and debt agreements with banks contain covenants which require Mesa to maintain or exceed stated levels of net worth and to equal or exceed specified debt and working capital ratios. As of September 30, 1997, Mesa was not in compliance with certain of these financial ratio covenants with total borrowings of $10.5 million which have been classified as current portion of long-term debt in the accompanying balance sheet. In January 1998, certain other financial ratio covenants were either waived or amended effective September 30, 1997. The Company believes it will be in compliance with either its present covenants or amended covenants through September 30, 1998 except for the aforementioned borrowings of $10.5 million which has been classified as current portion of long-term debt.

         In May 1996, Mesa refinanced operating leases on 66 aircraft utilizing debt financing. This resulted in additional debt of approximately $234 million. Subsequent deliveries of 1900D aircraft have been financed by use of debt.

         Mesa leases certain equipment with noncancelable lease terms of more than one year which have been recorded as capital leases.

5.       Income Taxes

         Income tax expense (benefit) consists of the following:


                                                   September 30
                                      1997               1996              1995
                                    --------------------------------------------
Current:                                            (in thousands)
     Federal                         $(10,139)         $  7,912         $  6,899

     State                                --                727            1,617
                                    --------------------------------------------
                                     $(10,139)         $  8,639         $  8,516
                                    --------------------------------------------
Deferred:

     Federal                          (16,054)            8,457              399

     State                             (4,385)            2,016               94
                                    --------------------------------------------
                                      (20,439)           10,473              493
                                    --------------------------------------------


                                     $(30,578)         $ 19,112         $  9,009
                                    ============================================


         The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1997, 1996 and 1995 to earnings (loss) before income taxes) as follows:


                                                                     September 30


                                                           1997         1996         1995

                                                       ----------------------------------

                                                                    (in thousands)



Computed "expected" tax expense (benefit)               $(27,711)    $ 17,332     $  8,058


Increase (reduction) in income taxes resulting from:

    Intangibles                                               98           98            8

    Investment tax credits                                    --          (29)          --

    Tax exempt interest                                       (1)         (32)        (112)

    State taxes, net of federal tax benefit               (2,850)       1,783          951

    Other                                                   (114)         (40)         104
                                                       ----------------------------------


        Total income tax expense (benefit)              $(30,578)    $ 19,112     $  9,009

                                                       ==================================

Elements of deferred income tax assets (liabilities) are as follows:


                                                                        September 30
Deferred tax assets:                                                  1997         1996
                                                                  ---------------------

                                                                       (in thousands)

    Inventory, parts and equipment allowances                     $  2,485     $  1,288

    Accrued expenses                                                   904          845

    Deferred credit                                                    536        3,514

    Other accrued liabilities                                          770        4,380

    Provisions not deductible for tax                               27,831         --

    AMT credit carryover                                            12,922        5,507

    Unrealized holding gain on marketable securities                (1,754)      (1,420)

    Benefit of net operating loss and tax credit carryforwards      20,129        1,708
                                                                  ---------------------
                                                                    63,823       15,822

Valuation allowance                                                 (1,000)      (1,000)
                                                                  ---------------------
Net deferred tax assets                                             62,823       14,822
Deferred tax liabilities:

    Depreciation and tax capital lease differences                 (64,423)     (37,216)
                                                                  ---------------------
Net deferred taxes                                                $ (1,600)    $(22,394)
                                                                  =====================

         Deferred tax assets include benefits estimated to be realized from the utilization of minimum tax credit carryforwards of $12.9 million which do not expire; from the utilization of investment tax credit carryforwards of $3 million which expire in 2000 through 2001; and net operating loss carryforwards of $39.4 million which expire during 2012. The tax benefits from the investment tax credit and loss carryforwards, which were obtained in the acquisition of Air Midwest, Inc., have been recorded as a reduction of intangibles. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

         Mesa's U.S. federal income tax returns for the tax years ended September 30, 1993 and 1994 are being examined by the Internal Revenue Service (IRS). A final report of proposed adjustments, including a tax assessment of approximately $4.7 million, has been received from the IRS. Approximately $3 million of this adjustment is resultant from a prior audit and is undisputed. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision exists in the financial statements for the estimated impact of the examination.


6.       Stockholders' Equity

         At September 30, 1997, Mesa has four stock-based compensation plans, which are described below.

         a. On June 2, 1992, Mesa adopted an employee stock option plan which provides for the granting of options to purchase up to 2,250,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,999,481 shares have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 250,519. This eliminated all remaining options available for granting under this plan.

         b. On December 1, 1995, Mesa adopted an additional employee stock option plan under the new management incentive program (Omnibus Plan) which provides for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, options to 2,478,456 shares have been granted.

         c. In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which options to 120,000 shares have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 590,000. There are 90,000 remaining shares reserved for options under this plan.

         d. On December 9, 1994, Mesa adopted an additional directors' stock option plan for outside directors. This plan provides for the grant of options for up to 50,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which options to 36,000 shares have been granted.

         At September 30, 1997, there were 425,544 shares of common stock available for grant under these plans.

         Transactions involving stock options under these plans are summarized as follows:


                         1997                    1996                          1995
                       ----------------------------------------------------------------------

                                     Weighted               Weighted                 Weighted
                                     Average                Average                  Average
                        Shares       Exercise      Shares   Exercise     Shares      Exercise
      Fixed Options      (000)        Price         (000)    Price       (000)         Price
      -------------   ------------------------------------------------------------------------
Outstanding at
   beginning of year     3,389     $   10.30        1,625   $   11.38    2,225     $    8.65
Granted                    709          6.03        2,007        9.17      273          7.67
Exercised                  (16)         7.48         (195)       7.75     (687)         1.68
Canceled/Forfeited        (717)         7.92          (48)       9.95     (186)         9.13
                       --------                   --------              -------

Outstanding at end
   of year               3,365     $    9.93        3,389   $   10.30    1,625     $   11.38
                       ========                   ========              =======

         At September 30, 1997, the range of exercise prices was $4.88 - $19.25 and the weighted-average contractual life of all options was 6.4 years. The number of options exercisable at September 30, 1997 and 1996 was 1,822,497 and 1,509,332, respectively, and the weighted-average exercise price of these options was $11.67 and $10.76, respectively.

         The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.24 and $4.97, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.9%, volatility of 54.2% and an expected life of 4-6 years.

         Mesa applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had the compensation cost for the Company's four stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:


                                                             1997           1996
                                                         ----------     ----------

Net earnings (loss)                       As reported    $  (48,597)    $   30,407
                                                         ==========     ==========

                                           Pro forma     $  (50,643)    $   27,422
                                                         ==========     ==========

Primary earnings (loss)                   As reported    $    (1.72)    $     1.00
                                                         ==========     ==========
   per share
                                            Pro forma    $    (1.80)    $     0.90
                                                         ==========     ==========

Pro forma net earnings (loss) reflects only options granted in fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected over the option vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

7.       Benefit Plans

         Mesa sponsors two 401(k) plans, one for employees of WestAir Commuter and another for employees of MAI, Air Midwest and the non-airline operations, under which employees may contribute up to 15 percent of their annual compensation, as defined. The Company currently makes matching contributions of 50 percent of employee contributions up to 10 percent of employee compensation. These plans are not available to certain union employees. Upon completing three years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after seven years of employment. Mesa has the right to terminate the 401(k) plan at any time.

         Contributions by Mesa to the above plans for the years ended September 30, 1997, 1996 and 1995 were $1,679,802, $1,286,746 and $1,097,023, respectively.

         A management incentive program (Omnibus Plan), approved in September 1995 and ratified by shareholders at the April 1996 annual meeting, has a cash incentive provision that ties the corporate officers to an increase in the earnings per share over the previous year, and the division/subsidiary executives to a specified rate of return on revenue. The total incentive expense under the Omnibus Plan for fiscal year 1997, 1996 and 1995 was approximately $191,000, $1.9 million and $165,000 respectively.

         On March 9, 1993, Mesa adopted an Employee Stock Bonus Plan which provides for employees of Mesa to receive shares of Common Stock in lieu of discretionary cash bonuses accrued each quarter. The custodian of the plan is empowered to determine the times at which and the conditions under which the plan, on behalf of participating employees, purchases shares of Common Stock. All purchases of Common Stock by the custodian will be made at prices approximating fair market value on the date of purchase, subject to the limitation that only 1,000,000 shares may be purchased over the life of the plan. The bonuses paid under the plan for the year ended September 30, 1997, 1996 and 1995 were $348,693, $969,937 and $541,044, respectively. As of September 30,
         1997, a total of 405,501 shares have been issued pursuant to the plan. As of May 9, 1997 the Employee Stock Bonus Plan was discontinued and replaced with a monthly completion bonus based on improvements in percentage of on-time completed flights. Employees of Mesa who participate in Mesa's management incentive program are not eligible to receive a completion bonus. Completion bonus expense for May 9 through September 30, 1997 was $775,000.


8.       Lease Commitments


         At September 30, 1997, Mesa leased 76 aircraft under non-cancelable operating leases with remaining terms ranging up to 16.5 years. The aircraft leases require Mesa to pay all taxes, maintenance, insurance and other operating expenses. Mesa has the option to terminate certain of the leases at various times throughout the lease.

         Aggregate rental expense totaled [$43.6] million, $59 million, and $65.6 million (net of $0.8 million in 1995 of sublease income) for the years ended September 30, 1997, 1996 and 1995 respectively.

         Future minimum lease payments under noncancelable operating leases are as follows:


               Year ending September 30
               ------------------------

                    (in thousands)
                     1998    $ 45,484

                     1999      44,076

                     2000      42,728

                     2001      39,964

                     2002      39,387

               Thereafter     255,755



9.       Aircraft Acquisitions  and Commitments

         During 1997, the Company gave notice to Bombardier Regional Aircraft Division ("BRAD") of its decision to exercise an option to cancel five Dash 8-200 aircraft on order and cancel delivery of the eight remaining previously ordered Dash 8-200 aircraft because of production delays and initial operating reliability issues. The Company had originally ordered 25 of the 37-seat, turboprop aircraft. Long-term financing for all 12 Dash 8-200 aircraft delivered and placed in service has been completed. On August 15, 1997, the Company reached an agreement with BRAD which provided for conversion of the remaining eight Dash 8-200 aircraft on order into orders for eight Canadair Regional Jet ("CRJ") aircraft.

         In August 1996, Mesa entered into a memorandum of understanding with BRAD to acquire 16 CRJ 50-passenger jet aircraft with options to acquire an additional 32 of the jet aircraft. In August 1997, Mesa announced that it would exercise options for 16 of its 32 option CRJ aircraft reserved under the option agreement. This exercise included the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. The order for 32 aircraft has a value of approximately $640 million. Mesa has an $8.5 million deposit with BRAD relating to this order. This deposit will increase to a maximum of $9.1 million by September 1, 1998. Eleven CRJ aircraft had been delivered to Mesa by December 18, 1997. The Company expects to receive nine more CRJ aircraft in 1998 and the remaining 12 jets are scheduled to be delivered in 1999.

         The Company has an agreement to trade in 32 Embraer 120 Brasilia ("EMB-120") aircraft to BRAD on a one-for-one basis for the 32 CRJ aircraft being acquired from BRAD. Eight of the 32 EMB-120 trade-in aircraft were originally traded in on the eight Dash 8-200 aircraft order which were subsequently converted into orders for CRJ aircraft. All EMB-120 aircraft are required to be in airworthy condition under Mesa's maintenance program at the time of the trade-in. Mesa has committed to maintain the trade-in EMB-120 aircraft in airworthy condition under its maintenance program until such aircraft are sold or released to another operator. As of December 18, 1997, 13 EMB-120s have been delivered to BRAD under the CRJ purchase contract. Should the Company fail to receive favorable financing terms from third parties on the ordered CRJ aircraft to be delivered to the Company, the Company has the right to obtain financing for such CRJ aircraft from BRAD, subject to the Company meeting certain creditworthiness standards.

         Approximately $1.0 million was incurred as a one-time expense in the fourth quarter of fiscal 1997 related to the return of two Fokker 70 aircraft to Daimler-Benz.

         On January 9, 1997, one of the Company's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement ("the Distributorship Agreement") with Sino Swearingen Aircraft Company, L.
         P. ("SSAC"). The Distributor Agreement grants FCA exclusive distribution rights in the states of Colorado, Louisiana, New Mexico and Texas for sale of SSAC aircraft and parts. The Distributorship Agreement also requires FCA to maintain a retail sales area, hangar and maintenance facility, with appropriate staff, and an adequate supply of spare parts at a general aviation airport strategically located within FCA's distribution area. FCA has agreed to purchase eight aircraft from SSAC with delivery dates beginning in the first quarter of 1999 and ending in the first quarter of 2001. The current purchase price of each aircraft is approximately $3.5 million and is subject to change by SSAC. FCA is required to make progress payments to SSAC on each aircraft as follows: upon execution of the purchase agreement, $75,000; 365 days prior to delivery date, $50,000; 180 days prior to delivery date, $150,000; at delivery, approximately $3.225 million (based upon the current purchase price) reduced by the distributors' profit. In total, FCA is presently obligated to purchase approximately $28 million of SSCA aircraft at current prices. FCA is also obligated to purchase an adequate supply of parts to support aircraft sold in the distribution area. In February 1997, FCA made progress payments of $600,000 to SSAC against its purchase order for eight aircraft. SSAC has subsequently notified FCA that the delivery schedule for the eight aircraft will be delayed for at least one year. The Distributorship Agreement is cancelable by mutual agreement of the parties or unilaterally by SSAC. The Chief Executive Officer of SSAC, Mr. Jack Braly, is a member of the Board of Directors of Mesa Air Group, Inc.

         The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (GE) for the Canadair Regional Jet
         (CRJ) and with Pratt and Whitney, Canada Aircraft Services (PWC) for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. The Company is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by the Company. Both contracts provide for payment at the time of the repair event at a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous event.

10.      Supplemental Disclosures of Cash Flow Information

                                                 September 30

                                         1997        1996       1995
                                        -----------------------------

                                               (in thousands)


          Cash paid for interest        $27,776    $12,047    $ 6,354

          Cash paid for income taxes    $ 2,600    $12,445    $ 4,961


         In 1995 Mesa did not purchase any property or equipment upon which debt was incurred. In 1996 Mesa purchased property and equipment upon which debt was incurred of approximately $280 million. In 1997 Mesa purchased property and equipment upon which debt was incurred totaling approximately $31.7 million.


11.      Commitments and Contingencies

         During December 1996, Mesa reached a five-year agreement with the Air Line Pilots Association (ALPA) for a single pilot contract for MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and excellent opportunities for advancement. This contract resulted in an increase in pilot salary expense of approximately $6.1 million for the 1997 fiscal year. WestAir pilots are also represented by ALPA and the Company is in mediation regarding a new contract. Air Midwest mechanics are represented by the International Association of Machinists (IAM), flight attendants at WestAir and Mountain West, a division of MAI, are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to collective bargaining agreement or union contracts.

         During December 1995, the Federal Aviation Administration (FAA) announced rules which require commuter airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations by the end of March 1997. Mesa was one of the largest regional airlines operating under FAR Part 135 regulations. In anticipation of Mesa's conversion to FAR Part 121 and to address issues raised in past inspections, the FAA began a special review of Mesa's operations in June 1996. As a result of a special review by the FAA of Mesa's operations, and other factors, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations and to consolidate control of operational areas (maintenance, flight operation and training) under one central management team. Effective in March 1997, the FAA required that commuter airlines with aircraft of 10 or more passenger seats begin operating those aircraft under FAR Part 121 regulations instead of FAR
         Part 135. Mesa completed the transition to FAR Part 121 on the FAA's deadline. Company management is monitoring the costs increases in its 19- and 30-seat aircraft operations resulting from compliance with FAR
         Part 121 regulations. At present, management believes those continuing costs will be approximately $4.5 million per year. The cost increase is primarily related to additional training, dispatch and maintenance procedures.

         In July 1997, WestAir received a proposal from UAL for the extension of WestAir's code-sharing agreement which is due to expire on May 31, 1998. The proposal contained certain material amendments to the existing code-sharing agreement. The Company did not accept this proposal because it provided for significant cost increases and did not include certain changes to the proposal requested by the Company. Management continued to negotiate for improvements in the proposal.

         On July 22, 1997, awarded WestAir's eight Los Angeles contract markets to Skywest Airlines, effective October 1, 1997. UAL subsequently granted additional pro-rate markets to WestAir, sufficient to utilize the aircraft previously serving the eight Los Angeles system contract markets. There was no material cost of transition to these new pro-rate markets and the new pro-rate markets are attaining similar financial results as the discontinued contract markets. The Company is in litigation to resolve UAL's unilateral termination of WestAir's contract markets in the Los Angeles area.

         In late November 1997, WestAir received written notice from UAL that WestAir's code-sharing agreement would not be renewed. Since November 1997, management has on repeated occasions sought a reconsideration of UAL's decision not to renew the WestAir code-sharing agreement. At a meeting on January 6, 1998, UAL confirmed that it will not reconsider renewing WestAir's code-sharing agreement upon its expiration. WestAir will have significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company has recognized a loss provision to provide for the cost of discontinuation of WestAir operations. The provision includes the cost to retire or sell aircraft, for the sale of parts and equipment, and for severance and employee costs. (See note 15.)

         MAI incurred a substantial operating loss in the Denver system for fiscal year 1997. Among the factors contributing to the loss were the large increases in airport costs related to the new Denver International Airport ("DIA") and a 20 percent decrease in the average connecting fare received from UAL.

         In late September 1997, management began a reduction of service in some markets and gave notice to UAL of its intent to terminate service in other markets. UAL responded by asserting that MAI's past and proposed termination of service was a "material default" under the code-sharing agreement, requested an increase in service in certain markets, and claimed damages and remedies, including termination of the code-sharing agreement. The Company has responded to UAL, noting that the Denver code-sharing agreement allows MAI to terminate service in an unprofitable market, but gives UAL the right to place another carrier into any market in which MAI terminates service on the same terms and conditions as originally offered to MAI. In the opinion of Mesa's management, there is no requirement that MAI continue to serve unprofitable markets or that MAI provide additional service as requested by UAL. Management of UAL does not agree with MIA's interpretation of the code-sharing agreement and believes it can terminate the Denver code-sharing agreement as a result of MAI's reduction of service to certain markets. On January 6, 1998, UAL informed the Company that it will not provide any increases in Denver system connecting fares or permit MAI to decrease its level of Denver system service. As a result of UAL's decision not to assist the Company in connection with improving operations in its Denver system, on January 10, 1998, the Board of Directors resolved that the Company recognize a loss provision for impairment of the $26.3 million Denver system intangible asset currently remaining on the Company's financial statements at September 30, 1997 and provide for the other costs of restructuring the Company's Denver operations. (See note 15.)

         Mesa's relationship with UAL is poor and if a resolution of the level of service to be provided in the Denver market is not attained, UAL may unilaterally cancel the Denver code-sharing agreement and award the routes to another carrier. Interpretation of the Denver code-sharing agreement may require a judicial resolution and subject the Company to a risk that UAL's interpretation of the code-sharing agreement prevails. Regardless of whether the interpretation of the Denver code-sharing agreement is favorably resolved, it is unlikely that MAI will operate in the Denver market through 2005. As a result, the Company believes it will ultimately dispose of its Denver operations by transfer or sale to another airline.

         Under the MAI and WestAir code-sharing agreements with UAL, most markets provide revenue sharing based on an allocation of fares between UAL and the Company ("pro-rate markets"). However, an increasing portion of United Express routes in the Pacific Northwest and Los Angeles have become "contract markets" operated on a fee per departure basis. Certain of these markets may be terminated upon 90 days' notice by either UAL or MAI/WestAir. On January 8, 1998, the Company received written notice that UAL is terminating all of the "contract" markets in the Pacific Northwest effective September 30, 1998. As a result of this termination, MAI will have 13 Beech 1900D aircraft which are anticipated to be in excess of its operating needs. Management believes it can dispose of all of the 13 Beech 1900D aircraft.

         During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a third amended consolidated complaint has been filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. The current complaint alleges that these statements misrepresented Mesa's financial performance and condition, its business, the status of its operations, its earnings, its capacity to achieve profitable growth and its future business prospects, all with the purpose and effect of artificially inflating the market price of common stock of Mesa throughout the relevant period. The complaint further alleges that certain officers and directors of the Company illegally profited from sales of Mesa Common Stock during these periods. The complaint seeks damages against the defendants in an amount to be determined at trial (including rescission and/or money damages as appropriate) and reasonable attorney, accountant and expert fees. In

         1996, Mesa made an accrual to vigorously defend the litigation. Further, Mesa and the corporate officers and directors believe they have substantial and meritorious defenses against these allegations and are defending their position vigorously. However, should an unfavorable resolution of this litigation occur, it is possible that Mesa's future results of operations or cash flows could be materially affected in a particular period.

         In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. Neither MAI nor WestAir has yet responded to the complaint. In order to give both parties additional time to explore the possibility of resolving this action without further litigation, the parties have entered into a stipulation, which the Court approved, extending defendants' time to respond to the complaint to and including January 28, 1998. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their position vigorously.

         Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

         In the belief of management, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position.


12.      Financial Instrument Disclosure

         The carrying amount of cash and cash equivalents, receivables, notes receivable and accounts payable approximate fair value due to the short maturity periods of these instruments. The fair value of marketable securities is based on quoted market prices (see note 2).At September 30, 1997 the carrying value of Mesa's long-term debt approximates fair value.

13.      Valuation and Qualifying Accounts


                                              Balance at      Additions
                                             beginning of  charged to costs                Balance at end
                                                 year        and expenses     Deductions       of year
                                             ------------------------------------------------------------

                                                                     (in thousands)

      Allowance for obsolescence deducted
      from expendable parts and supplies

              September 30, 1997                $1,350            $1,281
                                                                                      --          $2,631
              September 30, 1996                 1,200               150
                                                                                      --           1,350
              September 30, 1995                 1,695              --
                                                                                    $  495         1,200

         During fiscal year 1995, $495,000 of allowance for obsolescence was transferred to Other Assets.

14.      Selected Quarterly Financial Data (Unaudited)

         The following table presents selected quarterly unaudited financial data (in thousands):


                                                         First        Second        Third        Fourth
1997                                                    Quarter       Quarter      Quarter       Quarter
                                                      ---------------------------------------------------
          Operating revenues                          $ 121,412     $ 125,410     $ 129,443     $ 134,712

          Operating income (loss)                         4,650         4,570         1,772       (65,478)

          Net earnings (loss)                              (875)         (989)       (2,503)      (44,230)

          Net earnings (loss) per share               $   (0.03)    $   (0.03)    $   (0.09)    $   (1.57)


                                                         First        Second        Third        Fourth
1996                                                    Quarter       Quarter      Quarter       Quarter
                                                      ---------------------------------------------------
          Operating revenues                          $ 120,029     $ 120,974     $ 130,274     $ 129,086

          Operating income                                7,602         8,324        14,305        17,763

          Net earnings                                    3,874        11,865         6,525         8,143

          Net earnings per share                      $    0.12     $    0.39     $    0.23     $    0.29
                                                      ---------------------------------------------------


         The net loss in the fourth quarter ended September 30, 1997, includes a provision for the non-renewal of the WestAir code-share agreement with UAL and other adjustments as discussed in note 15.


15.      Other Operating Items

         Other operating items consist of the following expenses (income):

                                                            September 30

                                                       1997             1996
                                                    -------------------------
                                                           (in thousands)


Provision for non-renewal of the WestAir
  and potential early termination of the
  Denver code-share agreements with UAL             $    72,100     $      --
Settlement with manufacturer                             (5,220)           --
Aircraft return provision                                 1,004          3,023
                                                    -----------     ----------
                                                    $    67,884       $  3,023
                                                    ===========       ========

         The present WestAir code-sharing agreement with UAL expires on May 31, 1998. On January 10, 1998, the Board of Directors approved a $72.1 million provision in the Company's financial statements because the Company has been notified by UAL that it will not renew WestAir's code-sharing agreement upon its expiration, and management believes that it is probable that MAI will not operate in the Denver market for the duration of the Denver code-sharing agreement with UAL. (see note 11, "Commitments and Contingencies.") The $72.1 million provision provides for the estimated loss on the retirement or sale of aircraft, parts and equipment which are expected to be surplus to the needs of the Company upon expiration and potential early termination of the code-share agreements. In addition, the provision includes an estimate for all other anticipated costs of discontinuation of the WestAir, Denver and Pacific Northwest operations. The restructuring provision consists of $26.3 million for the Denver intangibles; $39.5 for costs to sell or retire aircraft and related parts and equipment; and $6.3 million for severance and other costs. The Company believes that it will incur approximately $15 to $20 million in cash expenditures in fiscal 1998 primarily as a result of the costs to be incurred for disposition of the surplus aircraft, severance and other expenditures.

         The settlement with manufacturer of approximately $5.2 million is the result of resolution of financial costs to Mesa caused by production delays and initial operating reliability issues relating to new equipment integrated into the Company's fleet.

         The aircraft return provision of $1.0 million in 1997, and $3.0 million in 1996 related to the two Fokker-70 aircraft returned by the Company to Daimler-Benz in August and September, 1997.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III


Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of the directors and executive officers of Mesa and certain additional information:

                                                                                                 DIRECTOR
NAME                           AGE          POSITION                                                SINCE

Larry L. Risley (1)            53           Chief Executive Officer and Chairman of                1983
                                            the Board of Directors of Mesa Air Group, Inc.

J. Clark Stevens               47           Director, President of Mesa Air Group, Inc.,           1995
                                            and Chief Operating Officer

E. Janie Risley (1)            51           Director                                               1983

George W. Pennington (2)       69           Director                                               1986

Richard C. Poe                 63           Director                                               1986

Jack Braly                     56           Director                                               1993

Paul R. Madden                 71           Director                                               1997

W. Stephen Jackson             50           Chief Financial Officer, Treasurer                      --
                                            and Vice President of Finance

Gary E. Risley (1)             39           Secretary, Vice President of Legal                      --
                                            Affairs and General Counsel

(1) Larry L. and E. Janie Risley are husband and wife and Larry L. Risley is Gary E. Risley's uncle.
(2)  Mr. Pennington resigned from the Board of Directors on January 3, 1998.

The directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

On December 5, 1997 the Company announced the retirement of Mr. Larry L. Risley as Chief Executive Officer (CEO). Mr. Risley's retirement is to be effective upon the announcement of a successor CEO or April 30, 1998, whichever occurs first. The Board of Directors has appointed a committee which now includes Mr. Paul R. Madden and Mr. Richard C. Poe to conduct a search for a replacement CEO. Mr. Risley will continue as the non-executive Chairman of the Company. The Board of Directors is reviewing a retirement package for Mr. Risley but has not reached any agreement as to its terms.

Item 11. Executive Compensation

The report of the Compensation Committee and the five-year Shareholder Return Comparison and Performance Graph and related explanation and footnotes shall not be incorporated by reference into any filings under the Securities Act of 1933, as amended (the "Act"), or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), notwithstanding statements made within the Company's previous filings that all subsequent filings, in whole or in part, include, without limitation, this Form 10-K.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee consists of three non-employee directors of the Company and has responsibility for allocation of cash compensation and options to senior executive officers of the Company. The Compensation Committee primarily administers the Company's cash compensation plans, employee stock option plans, and employee stock purchase plans. In those instances in which Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires grants or awards of stock options to be made by a "disinterested" committee, the Compensation Committee is solely responsible for the administration of such plans. The full Board of Directors regularly reviews the Compensation Committee decisions relating to executive compensation. The Compensation Committee has allocated certain compensation decisions to the Chairman of the Board of the Company.

The Board of Directors approved new levels of base compensation and related structured bonus plan (the "Compensation Plan") and an Employee Stock Option Plan (the "Stock Option Plan"), collectively the "Omnibus Plan," on December 1, 1995 and it was later approved by the shareholders of the Company on April 8, 1996. The Compensation Plan and Stock Option Plan were based on an independent consultant's report on base pay and annual and long-term incentive compensation with respect to 21 positions from four large carriers and three regional or commuter airlines. Only one of the airlines furnishing information is included in the SIC Industry Group ("SIC Group") included in the stock performance graph appearing elsewhere herein. Since most of the Companies included in the SIC Group did not participate in the survey, the Compensation Committee was unable to consider any differences which may exist between members of the SIC Group and the Company. While the comparisons considered annual revenues, number of employees and years in the position, financial performance of the competitors or other airlines providing information was not directly considered. The alternatives presented by the consultant included: (i) a program providing for base salaries slightly below general industry market with a strong above market, at risk, annual bonus potential; or (ii) a program with base salaries slightly above general industry market with an annual, at risk, bonus potential below the general industry market. Based upon its study and review and the recommendations of the compensation consultant, the Committee concluded and recommended to the Board of Directors that the first alternative more closely aligned executives' intent with the intent of the Company's shareholders. The Compensation Committee was unable to secure sufficient data from competitor or peer publicly held regional or commuter airlines to determine whether the base salaries so established were at the low, medium or high range of compensation paid by those in the comparative group. Based on the limited data available, the Compensation Committee believes that the base salaries, bonus ranges and stock options provided in the Omnibus Plan fall between the medium and high range of the general industry group.

Under the Compensation Plan, salaries for all executive officers and key employees have been capped. Bonuses for executive officers and key employees are limited to prescribed percentages of base salary, based upon the percentage growth in earnings per share. Growth in earning per share ("EPS") is categorized at four levels: Minimum -- any growth in EPS during the prior fiscal year; Threshold -- 7.0% to 12.9% growth in EPS; Target 13.0% to 17.9% growth in EPS and Maximum -- 18.0% or greater growth in EPS. The Compensation Plan provides that the Chairman of the Board is entitled to receive a cash bonus of 15%, 30%, 60% and 120% if the Minimum, Threshold, Target and Maximum, respectively, levels of EPS are reached. Other executive officers and key employees, other than key employees of a division or subsidiary, receive cash bonuses of from 3.75 percent to 100 percent, graded as to each position at the four levels of EPS. Division and subsidiary employee bonuses are based on earnings before taxes and interest divided by total revenues of the division or subsidiary (the "Rate of Return"). The Rate of Return has been categorized at four levels: Minimum -- a Rate of Return of five to nine and nine-tenths percent; Threshold -- a Rate of Return of 10 to 12.9 percent; Target -- a Rate of Return of 13 to 17.9 percent and Maximum -- a Rate of Return of 18 percent or more. Under the Compensation Plan, division and subsidiary key employees are entitled to cash bonuses of seven and one-half percent to 100 percent of base salary, depending upon the level of the Rate of Return. Bonuses are actually paid after the end of each fiscal year and reflect the growth in EPS for the prior year.

In addition to the bonus component of the Plan, the 150,000 options granted to Mr. Risley pursuant to the Stock Option Plan during fiscal 1996 provide incentive to Mr. Risley to increase shareholder return. While Mr. Risley's bonus is now capped at a maximum of 120 percent of salary, he can participate in a return on the appreciation of the Common Stock of the Company through exercise of his options.

Since salary and bonuses are capped under the Compensation Plan, an integral part of the Omnibus Plan is the issuance of stock options on an annualized basis to key employees under the Stock Option Plan.

The Stock Option Plan provides for options to be issued to officers and key employees on an annualized basis which vest at the rate of approximately one-third per year. The options have a 10-year term and are subject to standard option provisions such as are included in existing Company plans and exclude the requirement of continued employment and provisions to deal with termination of employment due to retirement, death or disability. Under the plan, options will be issued at the low selling price of the Company's Common Stock on the date of grant.

The total number of options granted under the Stock Option Plan in fiscal 1997 was 664,000.

The Compensation Committee believes that the Omnibus Plan, which provides for established salary levels, a limit on cash bonuses and provides for the issuance of stock options to officers and key employees related to the appreciation of the Company's Common Stock, provides equitable incentives to increase the profitability of the Company.

                                                     Compensation Committee

                                                     Jack Braly, Chairman
                                                     George W. Pennington
                                                     Richard C. Poe

COMPENSATION SUMMARY OF EXECUTIVE OFFICERS

The following table sets forth certain compensation paid or accrued by the Company during the fiscal year ended September 30, 1997 to the Chief Executive Officer and the three most highly compensated executive officers of the Company whose total annual salary and bonuses exceeded $100,000.

                                                                OTHER      RESTRICTED
                                                               ANNUAL         STOCK                 LTIP       ALL OTHER
                                        SALARY   BONUS (1)  COMPENSATION    AWARD(S (2)  OPTIONS   PAYOUT   COMPENSATION (3)
NAME AND PRINCIPAL POSITION      YEAR      ($)       ($)          ($)           ($)         (#)      ($)          ($)
--------------------------      ------  -------- ---------- -------------- ------------  -------- -------- -----------------
Larry L. Risley..........       1997    350,000        ---        --            --       150,000     --         4,750
   Chairman of the Board        1996    350,000    420,000                               150,000                4,750
   and Chief Executive          1995    350,000         --                               300,000                4,620
Officer

J. Clark Stevens.........       1997    235,000        ---        --            --        80,000     --         4,750
   Chief Operating Officer      1996    235,000    235,000                                80,000                4,750
   and President                1995    198,000         --                               178,000                4,846

Gary E. Risley...........       1997    150,000        ---        --            --        50,000     --         4,750
   Vice President of Legal      1996    150,000    150,000                                50,000                4,076
   Affairs and Secretary        1995    150,000         --                               110,000                5,151

W. Stephen Jackson.......       1997    150,000        ---        --            --        50,000     --         4,750
   Chief Financial Office,      1996    150,000    150,000                                50,000                4,615
   Vice President Finance       1995    150,000         --                               150,000                3,080
   and Treasurer

----------
(1) Bonuses are actually paid after the end of each fiscal year and reflect performance for the prior year. As the Company incurred a loss for fiscal 1997, no bonuses were paid in fiscal 1998.

(2) As of December 31, 1997, Larry L. Risley owned 516,380 shares of Mesa Common Stock, Gary E. Risley owned 15,300 shares of Mesa Common Stock, J. Clark Stevens owned 2,000 shares of Mesa Common Stock, and W.
     Stephen Jackson owned 2,400 shares of Mesa Common Stock.

(3) These amounts represent both vested and non-vested Registrant contributions the individual named executive officer's 401(k) plan. Under the Company's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. The Company currently makes matching contributions 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. Contributions by the Company to its 401(k) plans for the year ended September 30, 1997 was $1,679,802.

OPTIONS

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
            --------------------------------------------------------
                                           PERCENT OF
                              NUMBER OF      TOTAL
                             SECURITIES     OPTIONS/                                    POTENTIAL REALIZABLE
                             UNDERLYING       SARS                                            VALUE AT
                              OPTIONS/     GRANTED TO                                 ASSUMED ANNUAL RATES OF
                                SARS        EMPLOYEES     EXERCISE OF                 STOCK PRICE APPRECIATION
                               GRANTED      IN FISCAL     BASE PRICE    EXPIRATION        FOR OPTION TERM
                                                                                     ---------------------------
           NAME                  (#)          YEAR          ($/SH)         DATE        5% (S)        10% (S)
           (A)                   (B)           (C)            (D)          (E)           (F)           (G)
---------------------------  ------------  ------------  ------------ ------------- ------------  -------------
Larry L. Risley..........       150,000        22.6%         5.88        04/01/07     $441,000       $882,000
J. Clark Stevens.........        80,000        12.0%         5.88        04/01/07     $235,200       $470,400
Gary E. Risley...........        50,000         7.5%         5.88        04/01/07     $147,000       $294,000
W. Stephen Jackson.......        50,000         7.5%         5.88        04/01/07     $147,000       $294,000


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                         NUMBER OF
                                                                        UNEXERCISED       VALUE OF UNEXERCISED
                                                                        OPTIONS AT        IN-THE-MONEY OPTIONS
                                                                    SEPTEMBER 30, 1997      AT SEPTEMBER 30, 1997
                             SHARES ACQUIRED ON   VALUE REALIZED        EXERCISABLE/           EXERCISABLE/
           NAME                EXERCISE (#)            ($)             UNEXERCISABLE       UNEXERCISABLE (1)
---------------------------  ------------------  -----------------  -------------------   ---------------------
Larry L. Risley..........            -0-                -0-          600,000 / 350,000        $0 / $83,700
J. Clark Stevens.........          2,000             $2,250          204,665 / 193,335        $0 / $44,640
Gary E. Risley...........            -0-                -0-          164,998 / 120,002        $0 / $27,900
W. Stephen Jackson.......            -0-                -0-          116,665 / 133,335        $0 / $27,900

----------
(1) Based on the closing price of the Common Stock on September 30, 1997 at $6.438.

EMPLOYMENT AGREEMENTS

Employment agreements have been entered into with the Chief Operating Officer, Chief Financial Officer, Chief Legal Officer and the Presidents of the AmericaWest Express, Mesa Airlines, United Express and US Airways Express divisions of the Company. The employment agreements with Mr. Stevens, Gary Risley and W. Stephen Jackson provide for a term of one year after a new CEO is appointed or April 30, 1999, whichever is earlier ("Termination Date"). If Messrs. Stevens, Gary Risley or Jackson are still employed on the Termination Date, each will receive a bonus equal to his annual base salary. If terminated "without cause" or they elect to terminate employment with "Good Reason," (as such terms are defined in the employment agreements) each is entitled to severance pay of 90 percent of base salary payable for twelve months and 10 percent of base salary for an additional twelve months. Also, Messrs. Stevens, Gary Risley and Jackson shall continue to be treated as employees for the purpose of the Company's stock option plan during the period severance is paid.

COMPENSATION OF DIRECTORS

Each outside director receives a salary of $10,000 per year, along with the payment of $1,000 per meeting attended in person; $500 for each committee meeting attended in person; $500 for each telephone Board meeting attended and reimbursement of all expenses associated with attending committee or Board of Directors meetings. In addition, each outside director was granted 3,000 options in fiscal 1997 pursuant to a stock option plan which automatically grants 3,000 options to each outside director on an annual basis (other than Mr. Madden who received 3,000 options on June 9, 1997 when he was appointed to the Board of Directors). All options granted to Mr. Jones expired on September 6, 1997, as a result of his resignation from the Board of Directors on June 6, 1997. Options granted to Messrs. Poe, Pennington and Braly were granted on December 11, 1996 at an exercise price of $9.75 per share and were fully vested on December 11, 1997. Options granted to Mr. Madden were at an exercise price of $4.88 and will be fully vested on June 6, 1998.

Each outside director also participates in the Company's Outside Directors Stock Option Plan (the "Formula Plan"). Other than initial grants under this plan, grants pursuant to the Formula Plan are contingent on improved returns for the shareholders. Each outside director is granted 10,000 options as of the first business day of the month following appointment to the Board. (The date of the first grant of option is referred to herein as the "Initial Grant Date"). Each outside director receives a grant of an additional 10,000 options (the "Second Grant") if: (1) the director is still serving as a director of the Company on the date of the Second Grant; and (2) either the annual percentage increase in shareholder return:

         (a) exceeds seven percent for any fiscal year within four years of the Initial Grant Date (the "Target Percent"), provided that the effective date of the grant shall be delayed until the second anniversary of the Initial Grant Date if the Target Percent is achieved in the first two fiscal years following the Initial Grant Date, or

         (b) exceeds an aggregate of 10 percent for any two consecutive fiscal years within four years after the Initial Grant Date (the "Alternative Target Percent").

Each outside director receives a third grant of an additional 10,000 options (the "Third Grant") if: (1) the director is still serving as a director of the Company on the date of the Third Grant; and (2) either the annual percentage increase in shareholder return:

         (a) exceeds seven percent for any fiscal year within six years of the Initial Grant Date (the "Additional Target Percent"), provided that the effective date of the grant shall be delayed until the fourth anniversary of the Initial Grant Date if the Additional Target Percent is achieved in the first four fiscal years following the Initial Grant Date, or

         (b) exceeds an aggregate of 10 percent for any two consecutive fiscal years within six years after the Initial Grant Date (the "Additional Alternative Target Percent").

Options granted to the outside directors on the Initial Grant Date become exercisable one year after the Initial Grant Date and when the fair market value (as defined by the Formula Plan) of the Common Stock has increased by three percent from the Initial Grant Date.

All other options become exercisable immediately upon satisfaction of the following conditions: six months after the date the option was granted, and when the fair market value of the shares (as defined in the Formula Plan) has increased by seven percent from the date the option was granted.

With respect to options granted on the Initial Grant Date, the exercise price of the options granted under the Formula Plan may not be less than the fair market value of the Common Stock on the date of the grant. With respect to options granted on the Second Grant Date, the option price per share may not be less than the fair market value of the shares on the last business day of the fiscal year that the Company achieves the Target Percent or the Alternative Target percent. With respect to options granted on the Third Grant Date, the option price per share may not be less than the fair market value of the shares as of the last business day of the fiscal year that the Company achieves the Additional Target percent or the Additional Alternative Target percent.

Mr. Madden received 10,000 options at an exercise price of $5.32 on July 1, 1997, which will vest on July 1, 1998 if the fair market value of the Common Stock has increased by three percent over the exercise price. No other options were granted in fiscal 1997 pursuant to this plan.

Each director who is not an employee of the Company also receives free travel on Mesa for himself and certain family members and through arrangements with certain major air carriers receives free or reduced-fare travel on those at no cost to the Company. The Company believes that the directors' use of free air travel is "de minimis" and therefore did not maintain any records of their travel during fiscal 1997.

Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

During fiscal 1997 the Company paid legal fees and expenses aggregating approximately $347,517 incurred in connection with the defense of a shareholders' derivative action on behalf of the Company and a class action suit, as a nominal defendant, the directors of the Company, a former director and a non-director officer. The aggregate amount paid has not been allocated between the Company and the individuals who are being indemnified pursuant to indemnification agreements and Nevada law.

COMPENSATION COMMITTEE INTERLOCKS

Richard C. Poe, Jack Braly and George W. Pennington all served as members of the Compensation Committee during the fiscal year ended September 30, 1996. None of these directors held any executive officer position or other employment with the Company prior to or during such service nor did any executive officer serve on any other company's compensation committee.

FIVE-YEAR SHAREHOLDER RETURN COMPARISON

Set forth below is a graph comparing the five-year cumulative shareholder return on the Common Stock of Mesa Air Group, Inc. against the five-year cumulative total return on the CRSP Index for NASDAQ Stock Market (US Companies) and the CRSP Index for NASDAQ Stocks (SIC 4510-4519) (an index composed of NASDAQ companies engaged in air transportation, and includes regional airlines whose stocks trade on NASDAQ) for the periods indicated. The graph assumes an initial investment of $100.00 and reinvestment of dividends, if any.

                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                              Mesa Air Group,Inc.


Company Index:   CUSIP      Ticker    Class     Sic    Exchange

                 59047910   MESA                4510   NASDAQ

                 FISCAL YEAR-END IS 09/30/97

Market Index:    Nasdaq Stock Market (US Companies)

Peer Index:      NASDAQ Stocks (SIC 4510-4519 US Companies)
                 Air Transportation, Scheduled, and Air Courier Services

Date          Company Index        Market Index            Peer Index

09/30/92      100.000              100.000                  100.000
10/30/92      107.104              103.939                  108.600
11/30/92      125.683              112.210                  113.480
12/31/92      143.716              116.341                  129.209
01/29/93      141.530              119.653                  125.585
02/26/93      148.634              115.189                  147.177
03/31/93      179.235              118.523                  173.453
04/30/93      177.049              113.465                  183.624
05/28/93      198.907              120.243                  200.801
06/30/93      192.350              120.799                  177.304
07/30/93      169.399              120.941                  174.434
08/31/93      163.934              127.192                  178.965
09/30/93      169.399              130.981                  170.255
10/29/93      159.563              133.925                  179.021
11/30/93      146.448              129.932                  175.831
12/31/93      155.191              133.555                  167.891
01/31/94      157.377              137.609                  176.704
02/28/94      173.770              136.324                  170.477
03/31/94      179.235              127.941                  162.732
04/29/94      126.776              126.281                  160.171
05/31/94      104.918              126.589                  144.405
06/30/94       86.339              121.960                  137.541
07/29/94       92.896              124.461                  155.301
08/31/94       66.667              132.396                  160.405
09/30/94       57.924              132.057                  143.572
10/31/94       71.038              134.653                  143.302
11/30/94       80.328              130.185                  128.064
12/30/94       79.781              130.551                  123.047
01/31/95       56.284              131.283                  128.702
02/28/95       54.645              138.226                  156.500
03/31/95       53.552              142.325                  173.947
04/28/95       53.552              146.806                  195.969
05/31/95       56.831              150.594                  197.753
06/30/95       79.781              162.798                  242.734
07/31/95       95.082              174.765                  246.677
08/31/95       92.896              178.307                  238.788
09/29/95       89.071              182.407                  261.741
10/31/95       83.060              181.362                  275.097
11/30/95       79.235              185.620                  321.071
12/29/95       78.689              184.633                  298.438
01/31/96       70.492              185.543                  267.669
02/29/96      103.825              192.605                  292.322
03/29/96       93.989              193.244                  317.731
04/30/96      107.104              209.276                  297.917
05/31/96      115.847              218.886                  273.155
06/28/96      103.825              209.018                  263.193
07/31/96       78.689              190.402                  237.251
08/30/96       86.339              201.070                  246.419
09/30/96       79.781              216.450                  233.979
10/31/96       80.874              214.058                  216.115
11/29/96       86.339              227.292                  246.511
12/31/96       59.016              227.088                  233.131
01/31/97       57.924              243.338                  214.814
02/28/97       55.738              229.782                  217.415
03/31/97       53.415              214.780                  224.431
04/30/97       46.448              221.496                  226.803
05/30/97       43.716              246.610                  250.441
06/30/97       46.995              254.152                  239.488
07/31/97       48.087              230.979                  254.081
08/29/97       44.809              280.550                  239.195
09/30/97       56.284              297.140                  261.173

The index level for all series was set to 100.0 on 09/30/92.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by all directors, by each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

                                                                          NUMBER OF SHARES OF
                                                                    COMMON STOCK BENEFICIALLY OWNED
                                                     --------------------------------------------------------------
                                                                        VESTED
NAME AND ADDRESS OF BENEFICIAL OWNER                     SHARES        OPTIONS (1)      TOTAL (1)      PERCENT (1)
----------------------------------------             --------------  --------------  --------------    -----------
Larry L. Risley (2).............................         516,380        600,000        1,116,380          3.9%
   Farmington, New Mexico 87401

E. Janie Risley (2).............................              --             --               --           --
   Farmington, New Mexico 87401

Jack Braly......................................               0         19,000           19,000          0.1%
   San Antonio, Texas 78216

Paul R. Madden..................................           1,000              0            1,000          0.0%
   5847 North 46th Street
   Phoenix, Arizona 85018

George W. Pennington (3)........................          46,124         59,000          105,124          0.4%
   401 West Broadway
   Bloomfield, New Mexico 84712

Richard C. Poe..................................         238,496         59,000          297,496          1.1%
   6501 Montana
   El Paso, Texas 79925

J. Clark Stevens................................           2,000        204,665          206,665          0.7%
   Farmington, New Mexico 87401

Gary E. Risley..................................          15,300        164,998          180,298          0.6%
   Farmington, New Mexico 87401

W. Stephen Jackson..............................           2,400        116,665          119,065          0.4%
   Farmington, New Mexico 87401

State of Wisconsin..............................       2,762,000             --        2,762,000          9.8%
   P.O. Box 7842
   Madison, Wisconsin 53707

Gardner Lewis Asset Management..................       2,132,900             --        2,132,900          7.5%
   285 Wilmington-Westchester
   Chadds Ford, Pennsylvania 19317

Nicholas Applegate Capital Management...........       1,640,000             --        1,640,000          5.8%
   600 West Broadway, 29th Floor
   San Diego, California 92101

Merrill Lynch & Co. Et Al.......................       1,590,000             --        1,590,000          5.6%
   250 Vesey Street
   New York, New York 10281

                                                                          NUMBER OF SHARES OF
                                                                    COMMON STOCK BENEFICIALLY OWNED
                                                     --------------------------------------------------------------
                                                                        VESTED
NAME AND ADDRESS OF BENEFICIAL OWNER                     SHARES        OPTIONS (1)      TOTAL (1)      PERCENT (1)
----------------------------------------             --------------  --------------  --------------    -----------
FMR Corp........................................       1,589,600             --        1,589,600          5.6%
   82 Devonshire Street
   Boston, Massachusetts 02109

American Express Co. Et Al......................       1,500,000             --        1,500,000          5.3%
   200 Vesey Street
   New York, New York 10285

All directors and officers as a group...........         821,700      1,249,996        2,071,696          7.3%

----------
(1) Includes options vested on December 31, 1997 and options which will become vested on or before March 2, 1998. This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

(2) Larry L. Risley and E. Janie Risley are husband and wife, and since New Mexico is a community property state Ms. Risley has a beneficial interest in Mr. Risley's shares and shares dispositive and voting powers with Mr. Risley.

(3)   George W. Pennington resigned from the Board of Directors on January 3,
      1998.


Item 13.  Certain Relationships and Related Transactions

On January 9, 1997, one of the Company's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement ("the Distributor Agreement") with Sino Swearingen Aircraft Company, L. P. (SSAC) for the distribution of corporate jets. The Distributor Agreement grants FCA distribution rights in the states of Colorado, Louisiana, New Mexico and Texas for sale of SSAC aircraft and parts. The Distributor Agreement also requires FCA to maintain a retail sales area, hangar and maintenance facility, with appropriate staff, and an adequate supply of spare parts at a general aviation airport strategically located within FCA's distribution area. FCA has agreed to purchase eight aircraft from SSAC with delivery dates beginning in the first quarter of 1999 and ending in the first quarter of 2001. The current purchase price of each aircraft is approximately $3.5 million and is subject to change by SSAC. FCA is required to make progress payments to SSAC on each aircraft as follows: upon execution of the purchase agreement, $75,000; 365 days prior to delivery date, $50,000; 180 days prior to delivery date, $150,000; at delivery, approximately $3.225 million (based upon the current purchase price) reduced by the distributors' profit. In total, FCA is presently obligated to purchase eight aircraft for approximately $28 million at current prices. FCA is also obligated to purchase an adequate supply of parts to support aircraft sold in the distribution area. In February 1997, FCA made progress payments of $600,000 to SSAC against its purchase order for eight aircraft. SSAC has subsequently notified FCA that the delivery schedule for the eight aircraft will be delayed for at least one year. The Distributor Agreement may be terminated by either party, upon 90 days' notice, on January 9, 2000, or annually thereafter, and is cancelable by mutual agreement of the parties or unilaterally by SSAC. The Chief Executive Officer of SSAC, Mr. Jack Braly, is a member of the Board of Directors of Mesa Air Group, Inc.

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

      2.    Reports on Form 8-K

            Other events - August 19, 1996
            Other events - September 27, 1996

      3.    Exhibits

            The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:


    EXHIBIT
    NUMBER        DESCRIPTION                                         REFERENCE
    ------        -----------                                         ---------
      2.1         Plan and Agreement of Merger of Mesa Air            Filed as Exhibit 2.1 to Registrant's Form 10-K for
                  Group, Inc. into Mesa Holding, Inc. dated           the fiscal year ended September 30, 1996,
                  September 16, 1996                                  incorporated herein by reference

      3.1         Articles of Incorporation of Mesa Air Holdings,     Filed as Exhibit 3.1 to Registrant's Form 10-K for
                  Inc. dated May 28, 1996                             the fiscal year ended September 30, 1996,
                                                                      incorporated herein by reference

      3.2         Bylaws of Mesa Air Group, Inc., as amended          Filed as Exhibit 3.2 to Registrant's Form 10-K for
                                                                      the fiscal year ended September 30, 1996,
                                                                      incorporated herein by reference

      4.1         Form of Common Stock certificate                    Filed as Exhibit 4.5 to Amendment No. 1 to
                                                                      Registrant's Form S-18, Registration No.33-11765
                                                                      filed March 6, 1987, incorporated herein by
                                                                      reference

      4.2         Form of Common Stock certificate (issued after      Filed as Exhibit 4.8 to Form S-1, Registration No.
                  November 12, 1990)                                  33-35556 effective December 6, 1990,
                                                                      incorporated herein by reference

      4.8         Form of Employee Non-Incentive Stock Option         Filed as Exhibit 4.12 to Registrant's Form 10-K for
                  Plan,dated as of June 2, 1992                       the fiscal year ended September 30, 1992,
                                                                      Commission File No. 33-15495, incorporated herein
                                                                      by reference

    EXHIBIT
    NUMBER        DESCRIPTION                                         REFERENCE
    ------        -----------                                         ---------
      4.9         Form of Non-Incentive Stock Option issued under     Filed as Exhibit 4.13 to Registrant's Form 10-K for
                  Mesa Airlines, Inc. Employee Non-Incentive          the fiscal year ended September 30, 1992,
                  Stock Option Plan, dated as of June 2, 1992         Commission File No. 33-15495, incorporated herein
                                                                      by reference

     4.10         Form of Mesa Airlines, Inc. Outside                 Filed as Exhibits 4.1, 4.2 and 4.3 to
                  Directors Stock Option Plan, dated as of            Registration No. 33-09395 effective August 1,
                  March 9, 1993                                       1996

     4.11         Form of Stock Option issued under Mesa              Filed as Exhibit 4.4 to Registration No.
                  Airlines, Inc. Outside Director's Stock             33-09395 effective August 1, 1996
                  Option Plan, dated as of March 9, 1993

     4.12         Form of Mesa Airlines, Inc. Additional              Filed as Exhibit 4.5 to Registration No.
                  Outside Directors Stock Option Plan dated as        33-09395 effective August 1, 1996
                  of December 9, 1994

     4.13         Form of Non-Qualified Stock Option Issued           Filed as Exhibit 4.6 to Registration No.
                  Under Mesa Airlines, Inc. Additional Outside        33-09395 effective August 1, 1996
                  Directors' Stock Option Plan

     4.14         Form of Mesa Air Group, Inc. Restated and           Filed as Exhibit 4.1 to Registration No.
                  Amended Employee Stock Option Plan dated            33-02791 effective April 24, 1996
                  April 23, 1996

     4.15         Form of Non-Qualified Stock Option issued           Filed as Exhibit 4.2 to Registration No.
                  under Mesa Air Group, Inc. Restated and             33-02791 effective April 24, 1996
                  Amended Employee Stock Option Plan dated
                  April 23, 1996

    4.16          Form of Qualified Stock Option issued under         Filed as Exhibit 4.3 to Registration No.
                  Mesa Air Group, Inc. Restated and Amended           33-02791 effective April 24, 1996
                  Employee Stock Option Plan dated April 23,
                  1996

    10.17         Agreement between Beech Aircraft Corporation        Filed as Exhibit 10.30 to Form S-1,
                  and Mesa Airlines, Inc., dated April 30, 1990       Registration No. 33-35556 effective December 6,
                                                                      1990, incorporated herein by reference

    10.18         Sublease Agreement between Air Midwest, Inc.        Filed as Exhibit 10.32.1 to Form S-1,
                  and Mesa Airlines, Inc., dated April 27,            Registration No. 33-35556 effective December 6,
                  1990 for Embraer Brasilia aircraft 120.180          1990, incorporated herein by reference

    10.20         Agreement between Air Midwest, Inc. and Mesa        Filed as Exhibit 10.32.3 to Form S-1,
                  Airlines, Inc., dated February 27, 1990, for        Registration No. 33-35556 effective December 6,
                  purchase of four Embraer Brasilia aircraft          1990, incorporated herein by reference

    10.21         Letter Agreement between McDonnell Douglas          Filed as Exhibit 10.32.4 to Form S-1,
                  Finance Corporation, Air Midwest, Inc. and          Registration No. 33-35556 effective December 6,
                  Mesa Airlines, Inc., dated March 19, 1990,          1990, incorporated herein by reference
                  as amended, regarding lease and sublease of
                  four Embraer Brasilia aircraft

    10.22         Sublease Agreement between Air Midwest Inc.         Filed as Exhibit 10.32.5 to Form S-1,
                  and Mesa Airlines, Inc., dated July 26,             Registration No. 33-35556 effective December 6,
                  1990, for Embraer Brasilia aircraft 120.193         1990, incorporated herein by reference

    EXHIBIT
    NUMBER        DESCRIPTION                                         REFERENCE
    ------        -----------                                         ---------
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

     10.27        Expanded Partner Agreement between United           Filed as Exhibit 19.3 to Registrant's Form 10-Q
                  Air Lines, Inc., and Mesa Airlines, Inc.,           for the quarterly period ended June 30, 1990,
                  dated February 15, 1990                             Commission File No. 0-15495, incorporated
                                                                      herein by reference

     10.29        Form of Directors' and Officers'                    Filed as Exhibit 10.41 to Form S-1,
                  Indemnification Agreement                           Registration No. 33-35556 effective December 6,
                                                                      1990, incorporated herein by reference

     10.31        Agreement Relating to the Settlement of             Filed as Exhibit 10.45 to Form S-1,
                  Interline Accounts through Airlines Clearing        Registration No. 33-35556 effective December 6,
                  House, Inc., between Airlines Clearing              1990, incorporated herein by reference
                  House, Inc. and Mesa Airlines, Inc., dated
                  September 2, 1981

     10.32        Agreement between Beech Aircraft Corporation        Filed as Exhibit 10.42 to Form 10-K for fiscal
                  and Mesa Airlines, Inc., dated September 18,        year ended September 30, 1991, Commission File
                  1991                                                No. 0-15495, incorporated herein by reference

     10.33        Agreement between US Airways, Inc. and Air          Filed as Exhibit 10.43 to Form 10-K for fiscal
                  Midwest, Inc.                                       year ended September 30, 1991, Commission File
                                                                      No. 0-15495, incorporated herein by reference

     10.34        Agreement between US Airways, Inc. and              Filed as Exhibit 10.44 to Form 10-K for fiscal
                  FloridaGulf Airlines, Inc.                          year ended September 30, 1991, Commission File
                                                                      No. 0-15495, incorporated herein by reference

     10.35        Sublease agreement between Trans States             Filed as Exhibit 10.45 to Form 10-K for fiscal
                  Airlines, Inc. and Air Midwest, Inc.                year ended September 30, 1992, Commission File
                                                                      No. 0-15495, incorporated herein by reference

     10.37        Agreement between Beech Aircraft                    Filed as Exhibit 10.47 to Form 10-K for fiscal
                  Corporation, Beech Acceptance Corporation,          year ended September 30, 1992, Commission File
                  Inc. and Mesa Airlines, Inc., dated August          No. 0-15495, incorporated herein by reference
                  21, 1992
     10.38        Agreement between America West Airlines,            Filed as Exhibit 10.48 to Form 10-K for fiscal
                  Inc. and Mesa Airlines, Inc.                        year ended September 30, 1992, Commission File
                                                                      No. 0-15495, incorporated herein by reference

     10.39        Agreement between United Air Lines, Inc. and        Filed as Exhibit 10.49 to Form 10-K for fiscal
                  WestAir Commuter Airlines, Inc. (WestAir)           year ended September 30, 1992, Commission File
                                                                      No. 0-15495, incorporated herein by reference


    EXHIBIT
    NUMBER        DESCRIPTION                                         REFERENCE
    ------        -----------                                         ---------
     10.40        Plan and Agreement to Merge between Mesa            Filed as Exhibit A to Form S-4 Registration No.
                  Airlines, Inc., Mesa Acquisition Corporation        33-45638, effective April 17, 1992, incorporated
                  and WestAir Holding, Inc., dated February 7,        herein byreference 1992.

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

     10.49        Employment Agreement dated as of September          Filed as Exhibit 10.51(b) to WestAir Holding,
                  1, 1988 between WestAir and Maurice J.              Inc.'s Registration Statement on Form S-1,
                  Gallagher Jr.                                       Commission File No. 33-24316, incorporated
                                                                      herein by reference

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

     10.59        Agreement to lease Jetstream model 3101             Filed as Exhibit 2.1 to WestAir Holding, Inc.'s
                  aircraft and Jetstream model 3201                   Form 8-K filed June 8, 1989, Commission
                  aircraft File between BAe and WestAir,              No. 33-24316,incorporated herein by reference
                  dated May 11, 1989


     10.60        Amendment to Agreement to Lease dated May           Filed as Exhibit 10.38 to WestAir Holding,
                  11, 1989 between WestAir and BAe, dated             Inc.'s Form 10-K for the year ended December
                  February 15, 1990                                   31, 1989, Commission File No. 33-24316,
                                                                      incorporated herein by reference

     10.61        Amended and Restated Stock Purchase                 Filed as Exhibit 10.42(a) to WestAir Holding,
                  Agreement, dated September 30, 1991 among           Inc.'s Form 10-K for the year ended December
                  WestAir Holding, Inc., WestAir Commuter             31, 1991, Commission File No. 33-24316,
                  Airlines, Inc. and Atlantic Coast Airlines,         incorporated herein by reference
                  Inc., relating to the sale of the Atlantic
                  Coast division of WestAir Commuter Airlines,
                  Inc.

    EXHIBIT
    NUMBER        DESCRIPTION                                         REFERENCE
    ------        -----------                                         ---------
     10.65        Agreement of Purchase and Sales of Assets by        Filed as Exhibit 10.90 to Mesa Airlines, Inc.
                  and among Crown Airways, Inc., Phillip R.           Form 10-K for the year ended September 30,
                  Burnaman, A. J. Beiga and Mesa Airlines,            1994, Commission File No. 0-15495
                  Inc., dated as of December 16, 1993

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

     10.68        Asset Purchase Agreement dated July 29, 1994        Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                  among Pennsylvania Commuter Airlines, Inc.,         Form 10-K for the year ended September 30,
                  dba Allegheny Commuter Airlines, US Airways         1994, Commission File No. 0-15495
                  Leasing and Services, Inc., and Mesa
                  Airlines, Inc.

     10.69        Letter Agreement in Principle dated as of           Filed as Exhibit 10.69 to Mesa Airlines, Inc.
                  October 16, 1994 among Air Wisconsin, Inc.,         Form 10-K for the year ended September 30,
                  United Air Lines Inc. and Mesa Airlines,            1994, Commission File No. 0-15495
                  Inc. (Certain portions deleted pursuant to
                  request for confidential treatment)
                  (Referred to erroneously as Exhibit 10.94 in
                  letter asking for confidential treatment to
                  Securities and Exchange Commission dated
                  12-23-94 from Chapman & Cutler)

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

     10.79        Purchase Agreement B95-7701-PA-200 between          Filed as Exhibit 10.79 to Mesa Air Group, Inc.
                  Bombardier Inc. and Mesa Airlines, Inc.             Form 10-Q for the quarter ended March 31, 1995,
                                                                      Commission File No. 0-15495

     10.81        Letter of Understanding between Mesa Air            Filed as Exhibit 10.81 to Mesa Air Group, Inc.
                  Group, Inc. and Raytheon Aircraft Company           Form 10-Q for the quarter ended March 31, 1996,
                  (RAC) dated April 12, 1996.                         Commission File No. 0-15495

     10.82        Supplemental Agreement No. 05/22/96,                Filed as Exhibit 10.82 to Mesa Air Group, Inc.
                  Beechcraft 1900D Airliner Acquisition Master        Form 10-Q for the quarter ended March 31, 1997,
                  Agreement between Mesa Air Group, Inc.,             Commission File No. 0-15495
                  Raytheon Aircraft Company and Raytheon
                  Aircraft Credit Corporation

     10.83        Bombardier Regional Aircraft Division               Filed as Exhibit 10.83 to Mesa Air Group, Inc.
                  Purchase Agreement CRJ-0351 between                 Form 10-Q for the quarter ended December 31,
                  Bombardier Inc. and Mesa Air Group, Inc.            1996, Commission File No. 0-15495

     10.84        Aircraft Option Exercise B97-7701-RJTL-3492L        Filed herewith
                  dated as of August 15, 1997 between Mesa Air
                  Group, Inc. and Bombardier Inc.  (Request
                  for confidential treatment submitted to SEC.)

     10.85        Bombardier Regional Aircraft Division               Filed herewith
                  Settlement Agreement B97-7701-RJTL-3493L
                  dated as of August 15, 1997 between Mesa Air
                  Group, Inc. and Bombardier Inc.  (Request
                  for confidential treatment submitted to SEC.)

     10.86        Service Agreement dated as of November 11,          Filed herewith
                  1997 between Mesa Airlines, Inc. and US
                  Airways, Inc. (Request for confidential
                  treatment submitted to SEC.)

     21.1         Subsidiaries list of Mesa Air Group, Inc.           Filed herewith

     23.1         Independent Auditors' Consent of KPMG Peat          Filed herewith
                  Marwick LLP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MESA AIR GROUP, INC.


                                 By:     /s/ Larry L. Risley
                                         -------------------
                                         Larry L. Risley
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


                                 By:     /s/ W. Stephen Jackson
                                         ----------------------
                                         W. Stephen Jackson
                                         Chief Financial Officer, Treasurer
                                         and Vice President of Finance


Dated:        January ____, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry L. Risley                 Chairman, Chief Executive Officer, Director      January ___, 1998
------------------------------
Larry L. Risley


/s/ J. Clark Stevens                President, Chief Operating Officer               January ___, 1998
------------------------------
J. Clark Stevens


/s/ Jack Braly                      Director                                         January ___, 1998
------------------------------
Jack Braly


/s/ Paul R. Madden                  Director                                         January ___, 1998
------------------------------
Paul R. Madden


/s/ E. Janie Risley                 Director                                         January ___, 1998
------------------------------
E. Janie Risley


/s/ Richard C. Poe                  Director                                         January ___, 1998
------------------------------
Richard C. Poe