Form 10-Q
period 1997-12-31
MESA AIR GROUP INC
filed 1998-02-23
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                     For the quarter ended December 31, 1997

                         Commission File Number 0-15495


                              Mesa Air Group, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                              85-0302351
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


    3753 Howard Hughes Parkway, Suite 200, Las Vegas                  89109
---------------------------------------------------------         --------------
       (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:               (702) 892-3773
                                                            --------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes |X| No




On February 18, 1998 the Registrant had outstanding 28,294,659 shares of Common Stock.

PART I.       FINANCIAL INFORMATION

Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended December 31
                    (in thousands, except per share amounts)

                                                            1997                 1996
                                                      ------------------  ----------------
Operating revenues:
  Passenger                                           $    122,066        $      118,876
  Freight and other                                          1,535                 1,701
  Public Service                                               958                   835
                                                      ------------------  ----------------

          Total operating revenues                         124,559               121,412

Operating expenses:
  Flight operations                                         47,964                41,978
  Maintenance                                               22,927                21,293
  Aircraft and traffic servicing                            21,746                20,398
  Promotion and sales                                       18,500                17,592
  General and administrative                                 8,063                 6,958
  Depreciation and amortization                              7,243                 8,543
  Other operating items                                     33,943                    --
                                                      -----------------  -----------------

          Total operating expenses                         160,386               116,762

          Operating income (loss)                          (35,827)                4,650
                                                      -----------------  -----------------

Non-operating income (expenses):
  Interest expense                                          (6,234)               (6,696)
  Interest income                                              595                   542
  Other                                                       (136)                   73
                                                      -----------------  -----------------

          Total non-operating income (expenses)             (5,775)               (6,081)

          Loss before income tax benefit                   (41,602)               (1,431)
Income tax benefit                                          (2,511)                 (556)
                                                      -----------------  -----------------

  Net loss                                            $    (39,091)      $          (875)
                                                      =================  =================

Average common shares outstanding                           28,295                28,442
                                                      =================  =================

Loss per share:
  Basic                                               $      (1.38)      $         (0.03)
                                                      =================  =================
  Diluted                                             $      (1.38)      $         (0.03)
                                                      =================  =================

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                         December 31        September 30
                                                                            1997                1997
                                                                     ------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $        59,307     $       57,232
  Marketable securities                                                        11,201              8,690
  Receivables, principally traffic                                             38,371             53,852
  Income tax refund receivable                                                  7,358              6,999
  Expendable parts and supplies, net                                           31,446             31,377
  Prepaid expenses and other current assets                                     8,840              8,553
                                                                      -----------------  -----------------

         Total current assets                                                 156,523            166,703

Property and equipment, net                                                   438,519            440,890
Lease and equipment deposits                                                   11,414             10,354
Intangibles, net                                                               21,714             22,071
Other assets                                                                    7,587              9,848
                                                                      -----------------  -----------------

  Total assets                                                        $       635,757    $       649,866
                                                                      =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current portion of long-term debt and capital leases                $        31,932    $        31,786
  Accounts payable                                                             20,006             21,884
  Air traffic liability                                                         4,691              6,785
  Accrued compensation                                                          5,294              7,025
  Other accrued expenses                                                       29,171             30,662
                                                                      -----------------  -----------------

          Total current liabilities                                            91,094             98,142

Long-term debt and capital leases, excluding current portion                  333,864            338,199
Deferred credits and other liabilities                                         70,785             34,837
Deferred income taxes                                                              --              1,600
Stockholder's equity:
  Preferred stock of no par value, 2,000,000 shares
   authorized; no shares issued and outstanding                                    --                 --
  Common stock of no par value, 75,000,000 shares authorized;
   28,294,584 and 28,294,584 shares issued and outstanding                    101,361            101,361
  Retained earnings                                                            34,010             72,686
  Unrealized gain on marketable securities, net                                 4,643              3,041
                                                                      -----------------  -----------------

          Total stockholders' equity                                          140,014            177,088
                                                                      -----------------  -----------------

Total liabilities and stockholders' equity                            $       635,757    $       649,866
                                                                      =================  =================


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31

                                                                    1997                1996
                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $     (39,091)      $         (875)
Adjustments to reconcile net loss to
  net cash flows from operating activities:
   Depreciation and amortization                                      7,243                8,543
   Provision for code-share agreement termination                    33,943                   --
   Amortization of deferred credits                                    (334)                (458)
   Stock bonus plan                                                      --                  348
   Provision for doubtful accounts                                    1,007                   --
   Other                                                                859                   --
   Changes in assets and liabilities:
       Receivables                                                   14,474               (1,278)
       Expendable parts and supplies                                    (69)               1,015
       Prepaid expenses and other current assets                       (287)              (4,188)
       Accounts payable                                              (1,878)               6,016
       Other accrued liabilities                                     (6,543)              (5,212)
                                                              -----------------   -----------------

          NET CASH FLOWS FROM OPERATING ACTIVITIES:                   9,324                3,911

                                                              -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (4,261)              (2,090)
   Proceeds from sale of property and equipment                          --                1,438
   Proceeds from sale of marketable securities                           --                1,000
   Other assets                                                       2,261                1,147
   Lease and equipment deposits                                      (1,060)                (900)
                                                              -----------------   -----------------

          NET CASH FLOWS FROM INVESTING ACTIVITIES:                  (3,060)                 595

                                                              -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and obligations
  under capital leases                                               (4,189)              (4,662)
Proceeds from issuance of common stock                                   --                  122
Proceeds from deferred credits                                           --                  409
                                                              -----------------   -----------------

          NET CASH FLOWS FROM FINANCING ACTIVITIES:                  (4,189)              (4,131)

                                                              -----------------   -----------------

          NET CHANGE IN CASH AND CASH EQUIVALENTS:                    2,075                  375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     57,232               54,720
                                                              -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      59,307       $       55,095
                                                              =================   =================


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                         Three Months Ended December 31



Supplemental disclosures of cash flow information:

                                             1997                 1996
                                      -------------------  --------------------

Cash paid during the period for:
    Interest                          $         6,667      $         6,538
    Income taxes                                1,024                   78


Mesa did not purchase any property or equipment upon which debt was assumed during the first quarter ended December 31, 1997. Mesa purchased property and equipment upon which debt was assumed or incurred totaling approximately $37 million during the quarter ending December 31, 1996.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the year ended September 30, 1997.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., MPD, Inc., and FCA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Income tax benefit in the quarter ended December 31, 1997 has been recognized only to the extent of previously recorded deferred tax liability.

4. The Company increased the other accrued liabilities associated with the discontinuation of service under United Airlines, Inc. code-sharing agreements by $33.9 million for potential losses on the disposition of aircraft and equipment as discussed in "Part I., Item 2., Other Events--United Airlines, Inc."

5. Pursuant to a plan adopted by the Board of Directors on February 6, 1998 effective February 20, 1998, the Company terminated the jet operations conducted under its Mesa Airlines, Inc. subsidiary. As a result of ceasing this jet operation the Company will recognize losses subsequent to December 31, 1997 of approximately $7.0 million as discussed in "Part I.,
      Item 2., Liquidity and Capital Resources" and "Other Events--Independent Jet Operation."

6.    Legal Proceedings:

      See, "Part II., Item 1."

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is a regional airline serving 168 cities in 31 states and the District of Columbia. Mesa has a fleet of 189 aircraft with approximately 1,700 daily departures.

Mesa's long-term strategy is to profitably service routes not directly served by major air carriers. The Company evaluates market demand and utilizes its fleet of aircraft to meet that demand. Code-sharing agreements with certain of the major air carriers provide benefits from the name recognition, reservation systems, marketing and promotional efforts of these carriers. Mesa operates a fleet of new and efficient aircraft and performs much of its own maintenance and overhaul work.

Historically, the Company has relied on generating most of its revenues by use of a "through fare" arrangement with its major code-sharing partners. A "through fare" is a fare offered to passengers of a major code-sharing partner. Mesa is paid a pro rata portion of the "through fare." As an alternative to the "through fare" arrangements with the major code-sharing partners the Company, in certain markets, has utilized fee per departure arrangements. A fee per departure arrangement allows the Company to obtain a fee based on a proprietary formula for each flight operated. The Company intends to rely on a fee per departure arrangement for certain markets in which it deems the arrangement more favorable than a "through fare."

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA
                                 --------------

                                                   Three Months Ended
                                                      December 31
                                                1997                1996
                                          ------------------  ------------------
Passengers                                     1,599,610          1,560,485
Available seat miles (000)                       633,113            589,142
Revenue passenger miles (000)                    354,473            327,488
Load factor                                        56.0%              55.6%
Yield per revenue passenger mile                   34.4(cent)         36.3(cent)
Revenue per available seat mile                    19.7(cent)         20.6(cent)
Operating cost per available seat mile             25.3(cent)         19.8(cent)
Average stage length (miles)                         184                170
Number of aircraft in fleet                          189                183
Gallons of fuel consumed (000)                    18,630             18,502
Block hours flown                                137,469            136,162
Departures                                       138,567            146,067

                                 FINANCIAL DATA
                                 --------------

Three Months Ended December 31, 1997 Versus Three Months Ended December 31, 1996
--------------------------------------------------------------------------------

                                                             Three Months Ended December 31
                                      -------------------------------------------------------------------------------
                                                      1997                                     1996
                                      -------------------------------------------------------------------------------
                                         Cost per        Percent of total          Cost per        Percent of total
                                           ASM          operating revenues           ASM          operating revenues
                                      ---------------  ----------------------  ---------------  ---------------------

Flight operations                        7.6(cent)            38.5%                7.1(cent)            34.6%
Maintenance                              3.6(cent)            18.4%                3.6(cent)            17.5%
Aircraft and traffic servicing           3.4(cent)            17.5%                3.5(cent)            16.8%
Promotion and sales                      2.9(cent)            14.9%                2.9(cent)            14.5%
General and administrative               1.3(cent)             6.5%                1.2(cent)             5.7%
Depreciation and amortization            1.2(cent)             5.8%                1.5(cent)             7.0%
Other operating items                    5.3(cent)            27.3%                 --                    --
                                      ---------------  ----------------------  ---------------  ---------------------
Total operating expenses                25.3(cent)           128.8%               19.8(cent)            96.1%
Interest expense                         1.0(cent)             5.0%                1.1(cent)             5.5%



OPERATIONS

Operating Revenues:

Passenger revenues increased by $3.2 million to $122.1 million in the quarter ended December 31, 1997 from $118.9 million in the quarter ended December 31, 1996. The increase was primarily due to a 2.51% increase in passengers carried. Other factors include an increase in available seat miles ("ASMs") of 7.46% and an increase in revenue passenger miles ("RPMs") of 8.24%. Load factor increased from 55.6% to 56.0%. Average fare increased to $76.31 from $76.18, while passenger revenue per ASM declined from 20.2(cent) to 19.3(cent).

Operating Expenses:

Flight Operations:
------------------

Flight operations costs increased by $6.0 million to $48.0 million. The primary causes of this increase were a $2.8 million increase in pilot salaries and benefits resulting from a pilot contract executed in December 1996, a $1.0 million increase in training and dispatch costs relating to operation under more comprehensive Part 121 federal aviation regulations ("FAR") in 1997 as compared to operation under FAR Part 135 in 1996 and a $1.4 million increase in aircraft ownership costs due to the addition of Canadair Regional Jet ("CRJ") aircraft to the Company's fleet. Fuel costs decreased $0.2 million to $15.9 million in the first fiscal quarter from $16.1 million in the comparable quarter of the previous year. The primary reason for the decrease was a .09(cent) per gallon decrease in the price of fuel.

Maintenance Expense:
--------------------

Maintenance expense increased by $1.6 million in the first fiscal quarter of 1998 to $22.9 million from $21.3 million in the same quarter of the previous fiscal year. The increase was primarily due to a provision of $1.1 million in uncollectable warranty and insurance claims. An additional $0.5 million increase was a result of the higher cost of operating under increased regulatory oversight. Engine overhaul costs declined $0.9 million because of a reduction in scheduled overhaul events as compared to the prior year. The reduction in engine overhaul costs was offset by a $0.8 million increase in the cost of aircraft parts used for maintenance of aircraft, primarily at the Company's WestAir Holding, Inc. division.

Aircraft and Traffic Service Expense:
-------------------------------------

Aircraft and traffic service expense increased by $1.3 million to $21.7 million during the first fiscal quarter from $20.4 million in the comparable quarter of the previous fiscal year. The increase was primarily due to a $0.5 million increase in passenger reaccommodation expenses resulting from flight cancellations caused by crew scheduling difficulties and training delays. Costs also increased by $0.4 million as a result of increased expenses relating to lost or delayed baggage. An additional increase of $0.1 million in station personnel wages was a result of increased staffing levels to enhance customer service.

Promotion and Sales:
--------------------

Promotion and sales expense increased $0.9 million to $18.5 million for the quarter ended December 31, 1997. The increase was due to promotional activity for the independent jet operation.

General and Administrative Expense:
-----------------------------------

General and administrative expense increased by $1.1 million to $8.1 million as compared to the first fiscal quarter of the prior year. The primary cause of the increase was a $0.6 million increase in amounts paid to employees as part of the employee performance bonus plan. A $0.3 million increase in the amount of health insurance claims was also incurred during the quarter.

Depreciation, Amortization and Interest Expense:
------------------------------------------------

Depreciation and amortization decreased by $1.3 million during the first fiscal quarter. The decrease was caused primarily by the recognition of a loss provision for the Denver system intangible assets of $26.3 million as of September 30, 1997. These intangible assets were previously being amortized at the rate of approximately $1.0 million per quarter. Interest expense declined by $0.5 million to $6.2 million during the period ended December 31, 1997 from $6.7 million during the similar period in the prior fiscal year. The decrease was primarily due to declining interest expense on variable rate loans.

Other Operating Items:
----------------------

At December 31, 1997, the Company recognized an additional $33.9 million loss provision related to the discontinuation of service under the MAI Code-Sharing Agreement with United Airlines, Inc. ("UAL") as a result of the plan to dispose of excess aircraft and equipment and to record other costs to shut down the Denver United Express system. See, "Other Events--United Airlines, Inc."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at December 31, 1997 were $70.5 million compared to $65.9 million at September 30, 1997. Approximately $2.5 million of the increase was the result of an increase in the unrealized gain on marketable securities held by the Company.

Mesa had receivables of $38.4 million at December 31, 1997 which consisted primarily of amounts due from code-sharing partners UAL and US Airways, Inc. ("US Airways"). Under the terms of the UAL and US Airways code-sharing agreements, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, the Company has enjoyed cash flow sufficient to meet its needs. However, UAL has announced the termination of all of its code-sharing agreements with the Company and such action could have a material negative impact on the financial position and cash flow of the Company, particularly if the majority of the aircraft operations associated with the code-sharing agreement between Mesa Airlines, Inc. ("MAI") and UAL cease prior to the expected termination date of the agreements (see following discussion). Management's belief that the Company will have adequate cash flow to meet its operating needs is a forward-looking statement. The Company may have less cash flow than anticipated in the event of the termination or renegotiation of one or more code-sharing agreements, cessation of aircraft operations associated with MAI's code-sharing agreement with UAL on or before April 22, 1998, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways, failure to sell or dispose of assets associated with its United Express operations in a timely manner, termination of one or more of the Company's credit facilities resulting in the need to refinance existing debt, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation.

Mesa currently has a $20 million line of credit with a bank, renewable on March 1, 1998, which is being utilized solely to secure outstanding letters of credit. Approximately $15.6 million is currently available under the line of credit. Should Mesa draw upon this line of credit, an interest rate of LIBOR plus 1.5% (7.28%) will apply. The line matures on March 1, 1998, and bears an annual fee of 1/4 percent. The Company is presently in negotiations to renew this line of credit. There can be no assurance that the line of credit will be renewed, or if renewed, on as favorable terms.

As of December 31, 1997, Mesa was not in compliance with certain debt covenants required by the line of credit agreement; however, the bank has waived compliance with such covenants. Certain loan and debt agreements with other banks also contain covenants which require Mesa to maintain or exceed specified debt and working capital ratios. As of December 31, 1997 Mesa was not in compliance with certain of these financial ratio covenants. Subsequent to December 31, 1997, noncompliance was waived or covenants were amended for certain, but not all, of these loan agreements. In February 1998, the Company voluntarily prepaid $10.1 million of indebtedness to a lending institution.

The Company believes it will either maintain compliance or obtain waivers of compliance with either its present or amended covenants for its remaining debt through September 30, 1998. Management's belief that it will maintain compliance with either its present or amended covenants is a forward-looking statement. Compliance may be adversely impacted in the event of the termination or renegotiation of one or more code-sharing agreements, early cessation of airline operations pursuant to MAI's code-sharing agreement with UAL causing a greater need for cash, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways, unfavorable renegotiation of the Company's AWA code-sharing agreement, ongoing flight crew shortages causing passengers to choose alternative transportation due to unreliable scheduling of flights, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and settlement of existing or potential litigation.

As of December 31, 1997, the Company had aggregate indebtedness of approximately $366 million payable to various parties under promissory notes issued in connection with the purchase of 110 aircraft. The notes have interest rates ranging from 6.66% to 7.87% with maturities through December 2011. In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying balance sheet. At December 31, 1997, 79 aircraft were leased by the Company with terms extending through June 2016. The Company made approximately $20 million of scheduled semi-annual lease payments in January 1998. Total lease expense for the quarter ended December 31, 1997 amounted to $10.8 million.

Mesa has ordered 32 CRJ aircraft for use in its AmericaWest Express operation in Phoenix, Arizona, as USAirways Express on the East Coast and in other markets that management believes have the potential for profitable operations. As of December 31, 1997, the Company had received eleven of the 32 CRJ aircraft on order and expects to take delivery of the remaining 21 aircraft by the end of 1999. The value of these 32 CRJ aircraft is approximately $640 million. The expected delivery schedule of aircraft is a forward-looking statement which could significantly differ based on manufacturer's delivery delays, among other factors.

As a result of closing the facilities associated with the independent jet operation and relocating the jet aircraft described in the "Other Events" section of this report, the Company will recognize a loss provision of approximately $4.0 million during the quarter ending March 31, 1998. Operating losses of the independent jet operation from January 1, 1998 through February 20, 1998 are expected to approximate $3.0 million. Anticipated operating losses of $3.0 million is a forward-looking statement which could materially increase if expenses associated with the operation of the independent jet operation are greater than they historically have been.

Management of the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failure and that the Company's computer systems and applications must function properly beyond 1999. To date, the Company has not conducted the extent of analysis necessary to determine the potential Year 2000 risk and therefore the cost to the Company as a result of the Year 2000 software issue has not been determined. Although the Company cannot presently estimate the costs associated with Year 2000 software failure, such costs will be expensed as incurred.

The Company recognizes that its business is reliant upon the systems and applications of third parties and will conduct an assessment of the potential risks. However, there can be no assurances that the systems and applications of other parties upon which the Company's business relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

OTHER EVENTS

Retirement of CEO and Chairman

In December 1997, Mr. Larry L. Risley, the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, announced that he would retire as CEO and Chairman. His resignation as Chairman was effective on February 3, 1998. He will remain on the Board as a Director. Upon his resignation as Chairman he was appointed Chairman Emeritus, a position he will hold as long as he is a member of the Board. Mr. Risley's resignation as CEO will become effective when a new CEO is appointed or, if no CEO has been appointed, on April 30, 1998. His severance package includes, among other things, a five-year employment agreement as Manager of Special Projects with an annual salary of $275,000 per year, vesting of all outstanding stock options previously granted to him during the term of his employment as CEO pursuant to the vesting dates set forth in the options themselves, and a requirement to nominate him as a director of the Company for approval by the shareholders through September 30, 2003. In exchange for entry into a covenant not to compete, Mr. Risley's employment agreement was made non-terminable through its five-year term. Paul R. Madden, Jack Braly and Larry L. Risley have been appointed to identify and recommend CEO candidates to the Board of Directors for the Board's review and selection.

Restructuring of Board

On January 29, 1998, the Company increased the size of its Board of Directors from seven to nine members. The following persons were elected to serve and to fill the vacancies on the expanded Board until the next annual meeting of shareholders:

         Daniel J.  Altobello  of Bethesda,  Maryland,  Chairman of the Board of
         Onex Food Services, Inc., the largest airline caterer in the world, consisting of LSG/SKY Chefs and Caterair, International, Inc.

         Herbert A. Denton of New York City, President of Providence Capital, Inc., a registered investment banker.

         Ronald R. Fogleman of Durango, Colorado, a retired General who served as Chief of Staff of the United States Air Force from October 1994 to September 1997.

         Jonathan G. Ornstein, of Barlow Management, Inc., the general partner of Barlow Partners II, L.P., and the President and Chief Executive Officer of Virgin Express. Mr. Ornstein served as Executive Vice President of Mesa from September 1993 to June 1994.

         James E. Swigart, Chief Financial Officer of Virgin Express and a principal of Barlow Management, Inc. Mr. Swigart served as a director of Mesa for two years from 1993 to 1994.

On February 3, 1998, Paul R. Madden was elected Chairman of the Board of Directors. Jack Braly and Larry L. Risley will continue to serve as members of the Board of Directors. Clark Stevens has announced he will resign from the Board when the new Chief Executive Officer is selected.

Independent Jet Operation

Effective on February 20, 1998, the Company terminated the jet operations conducted under its MAI subsidiary between Fort Worth, Texas and Houston, San Antonio, and Austin, Texas; San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. Management intends to redeploy the five jets previously operated by its independent jet operation into other markets and will continue operating CRJ aircraft as USAirways Express in the Eastern United States and from its AmericaWest Express hub in Phoenix, Arizona.

United Airlines, Inc.

On January 22, 1998, Mesa received notice from UAL of the termination of the Company's code-sharing agreement covering the Denver system, Pacific Northwest and Los Angeles markets ("MAI Code-Sharing Agreement") to be effective April 22, 1998. UAL also arbitrarily terminated WestAir's markets in the Pacific Northwest as of April 22, 1998. Except for the WestAir markets in the Pacific Northwest arbitrarily terminated by UAL as of April 22, 1998, remaining markets served pursuant to the Company's WestAir code-sharing agreement will no longer be served as of May 31, 1998, the scheduled termination date of the WestAir contract. UAL also amended its complaint for declaratory judgment against Mesa and its MAI and WestAir Commuter Airlines, Inc. ("WestAir") subsidiaries to include damages related to breach of contract to provide specified levels of service in certain cities. Mesa does not believe the termination by UAL of the MAI Code-Sharing Agreement is permitted, and if permitted, could not be made effective April 22, 1998 and intends to seek damages from UAL for its wrongful termination.

On January 29, 1998, the Company announced the restructuring of its Board of Directors. On January 29, 1998, UAL proposed a new code-sharing agreement with Mesa expressly limited to the Denver system. The new contract would have been effective beginning April 23, 1998 for a six-month period, subject to renewal by UAL for two additional six-month periods. UAL gave Mesa two business days to accept the terms of its proposed new code-sharing agreement. Management of the Company believed it prudent to allow its restructured Board to evaluate UAL's proposal before its acceptance and requested additional time from UAL to evaluate the proposal. UAL refused to extend its two-day deadline to accept its offer and the offer expired on February 2, 1998.

Subsequent to its February 3, 1998 meeting of the Board of Directors, the Company notified UAL that Mesa considered the termination notice, although improper, wrongful and arbitrary, to be effective as of February 6, 1998, 15 days after issuance of the January 22, 1998 termination notice in accordance with the termination provisions of the contract, and not 90 days after issuance of the termination notice on April 22, 1998 as indicated by UAL. Mesa advised UAL that, subject to certain conditions, it would continue to operate certain markets in the Denver system after the February 6, 1998 termination date but would expect compensation from UAL under the terms of the wrongfully terminated MAI Code-Sharing Agreement. The Company then sent notice to UAL of its intention to terminate service in several markets out of Portland, Seattle and Denver effective in late February 1998.

On February 10, 1998, Mesa received a letter from UAL claiming additional damages for discontinuation of service to markets in which the Company intends to vacate or reduce frequency levels but suggested that Mesa and UAL negotiate an agreement that would allow Mesa to phase out its United Express service in an orderly manner. By letters dated February 13 and 15, 1998, the Company proposed an orderly phase-out of its MAI code-sharing operations, extension of a new contract on a commercially feasible basis and sale of the Denver United Express system assets to other UAL code-sharing partners. On February 16, 1998, UAL rejected all of the Company's proposals and indicated it intended to transfer the MAI code-sharing operations to existing UAL code-sharing partners effective April 22, 1998. One of the extant UAL code-sharing partners recently purchased a bankrupt competitor and has no need for the Company's 12 Dash 8-200 aircraft used in the Company's MAI code-sharing operations with UAL. The other UAL code-sharing partner may have no need for the Company's 27 Beechcraft 1900D aircraft presently used in its MAI code-sharing operations with UAL.

The Company believes that it will continue to operate under the terms of the wrongfully terminated MAI Code-Sharing Agreement through April 22, 1998. As a result of the UAL code-sharing partners' not needing the Company's aircraft and equipment associated with the MAI Code-Sharing Agreement, the Company is incurring an approximate $33.9 million loss provision for the quarter ended December 31, 1997 to provide for costs to dispose of certain aircraft as well as other costs to shut down the Denver system. The Company has previously recognized a loss provision of $72.1 million for non-renewal of the WestAir code-share agreement and potential early termination of the MAI Code-Sharing Agreement. Should UAL's new Denver code-sharing partners implement service prior to April 22, 1998 or the Company fail to locate a purchaser of its excess Beechcraft 1900D and Dash 8-200 aircraft in a timely manner, the $33.9 million additional loss provision may be inadequate and subject to a material increase. Management of the Company believes that it will incur approximately $15 to $20 million of net cash expenditures during the 1998 fiscal year as a result of the termination of its MAI and WestAir code-sharing agreements. The Company's belief that it will continue to operate under the terms of the wrongfully terminated MAI Code-Sharing Agreement through April 22, 1998 and the estimated net cash expenditures are forward-looking statements which could materially change as a result of UAL's failure to compensate or adequately compensate the Company for its flights through the scheduled termination dates, notification by UAL to cease operations earlier than the scheduled termination dates, or the failure to sell or dispose of excess aircraft in a timely manner.

US Airways, Inc.

Mesa has entered into a marketing agreement with US Airways in which it will initially operate 12 CRJ aircraft in its USAirways Express operation. The Company began USAirways Express CRJ service on January 19, 1998, with flights between Philadelphia, Pennsylvania and Birmingham, Alabama; St. Louis, Missouri; Cincinnati, Ohio; and Newburgh, New York. Other cities to be served include Charlotte, North Carolina; Washington, D.C.; Toronto, Canada; Little Rock, Arkansas; Charleston, West Virginia; and Tallahassee, Florida. All of this service is provided pursuant to a fee per departure arrangement.

The Company has experienced a shortage of flight crews resulting in the temporary removal of Beechcraft 1900D aircraft from service in the US Airways system. The Company's temporary flight crew shortage in the US Airways, Inc. system is expected to be alleviated by the end of February, 1998. Although the timing of the return of grounded aircraft to service is uncertain, the Company has already returned two of the ten previously grounded Beechcraft 1900D aircraft to service. The expectation that the temporary crew shortage will be alleviated by the end of February 1998 is a forward-looking statement. Actual performance could differ materially from the forward-looking statement caused by a continuing shortage of qualified pilots and aircraft dispatchers, the failure to develop an adequate crew scheduling system, competitors' receipt of canceled routes, and other factors.

America West Airlines, Inc.

The terms of the Company's code-sharing agreement with America West Airlines, Inc. ("AWA") provide for a minimum controllable flight completion factor for any consecutive two months. Primarily as a result of flight crew shortages in December 1997 and January 1998, MAI's controllable flight completion factor fell below the minimum and the Company is in technical default of its contract with AWA. However, management believes that its code-sharing agreement with AWA permits the Company to cure its technical default by meeting its controllable completion factor in the ensuing months. In early February 1998, MAI resolved its crew shortages with AWA and expects its controllable completion factor to exceed the minimum requirement in February 1998 and subsequent months. Should management of AWA interpret the code-sharing agreement with the Company to not permit the right to cure, and terminate the contract, the Company would either renegotiate its existing code-sharing agreement with AWA, terminate all of its AWA code-sharing operations, or seek a judicial resolution of the interpretation of the AWA code-sharing agreement. Regardless of how the code-sharing agreement is interpreted, AWA has expressed an interest in renegotiating certain provisions of its code-sharing agreement with the Company before it is willing to allow the Company to expand its jet operations. The Company is presently negotiating a conversion of all of its AWA operations to a fee per departure basis and believes that a new and materially satisfactory code-sharing agreement will be achieved. Management's belief that MAI's controllable completion factor will exceed the minimum requirements in February 1998 and subsequent months and that it can negotiate a mutually satisfactory code-sharing agreement with AWA are forward-looking statements which could materially differ as a result of the failure of the parties to reach a satisfactory fee structure in certain markets or the failure to resolve the crew shortages in the future. The Company's relationship with AWA is good, however, and management believes it could favorably resolve any additional issues which may arise as a result of negotiations.

The following table lists the aircraft operated by Mesa as of December 31, 1997:


                                NUMBER OF AIRCRAFT

                                                                   Passenger
 Type of Aircraft       Owned         Leased          Total         Capacity
 ------------------  ------------- -------------- -------------- ---------------
 Beechcraft 1900          108           10              118            19
 Embraer Brasilia           2           25               27            30
 BAe Jetstream 31          --           21               21            19
 Dash 8-200                --           12               12            37
 CRJ                       --           11               11            50
                     ------------- -------------- --------------
 Total                    110           79              189
                     ------------- -------------- --------------


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

              In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. Neither MAI nor WestAir has yet responded to the complaint. In order to give both parties additional time to explore the possibility of resolving this action without further litigation, the parties have entered into a stipulation, which the Court approved, extending defendants' time to respond to the complaint to and including March 2, 1998. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their position vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and intend to file a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

              Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

              In the belief of management, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa other than that with UAL referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position. It is too early to determine the impact on Mesa's financial position of the litigation with UAL.

              The belief that substantial and meritorious defenses against the allegations contained in the class action complaint, the belief that UAL has breached its code-sharing agreements with MAI and WestAir and the belief that the ultimate outcome of certain of the proceedings and claims pending against Mesa will favorably be resolved are forward-looking statements which could materially differ as a result of the determination of a judge or jury.

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



                                                  MESA AIR GROUP, INC.
                                                  Registrant


Date:  February 23, 1998                          /s/ W. Stephen Jackson
                                                  ------------------------------
                                                  W. Stephen Jackson
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)