Form 10-Q
period 1998-03-31
MESA AIR GROUP INC
filed 1998-05-15
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

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


             3753 Howard Hughes Parkway, Suite 200, Las Vegas 89109
 -----------------------------------------------------------------------------
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

                                   Yes |X| No




On May 4, 1998 the Registrant had outstanding 28,327,917 shares of Common Stock.

PART I.       FINANCIAL INFORMATION

Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                     Three Months Ended                  Six Months Ended
                                                          March 31                            March 31
                                                    1998            1997               1998             1997
                                             ----------------- ---------------- ----------------- -----------------
 Operating revenues:
    Passenger                                 $    115,769      $    123,037      $    237,835     $    241,912
    Freight and other                                3,864             2,373             6,357            4,909
                                              ----------------- ----------------- ---------------- -----------------

          Total operating revenues                 119,633           125,410         244,192            246,821
                                              ----------------- ----------------- ---------------- -----------------
Operating expenses:
    Flight operations                               47,765            45,705            95,729           87,683
    Maintenance                                     23,604            21,482            46,531           42,775
    Aircraft and traffic servicing                  21,706            21,409            43,452           41,806
    Promotion and sales                             16,737            17,984            35,237           35,576
    General and administrative                       7,463             5,778            15,526           12,736
    Depreciation and amortization                    7,305             8,482            14,548           17,025
    Other operating items                            6,500                --            40,443               --
                                              ----------------- ----------------- ---------------- -----------------

          Total operating expenses                 131,080           120,840           291,466          237,601
                                              ----------------- ----------------- ---------------- -----------------

          Operating income (loss)                  (11,447)            4,570           (47,274)           9,220
                                              ----------------- ----------------- ---------------- -----------------
Non-operating income (expenses):
    Interest expense                                (6,809)           (6,897)          (13,043)         (13,593)
    Interest income                                    268               503               863            1,045
    Other                                            8,701               205             8,565              277
                                              ----------------- ----------------- ---------------- -----------------
          Total non-operating income
          (expense)                                  2,160            (6,189)           (3,615)         (12,271)
                                              ----------------- ----------------- ---------------- -----------------

          Loss before income taxes                  (9,287)           (1,619)          (50,889)          (3,051)
Income tax benefit                                      --              (630)           (2,511)          (1,186)
                                              ----------------- ----------------- ---------------- -----------------

    Net loss                                  $     (9,287)     $       (989)     $    (48,378)    $     (1,865)
                                              ================= ================= ================ =================

Average common and common equivalent
  shares outstanding used in basic and
  diluted computations                              28,304            28,265            28,299           28,263
                                              ================= ================ ================= =================

Net loss per common and common equivalent
  share, basic and diluted                   $       (0.33)     $      (0.03)     $      (1.71)    $      (0.07)
                                              ================= ================= ================ =================


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                                 March 31         September 30
                                                                                   1998               1997
                                                                             ------------------ ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $        40,594    $        57,232
    Marketable securities                                                                 --              8,690
    Receivables, principally traffic                                                  47,268             53,852
    Income tax refund receivable                                                       7,349              6,999
    Expendable parts and supplies, net                                                30,769             31,377
    Prepaid expenses and other current assets                                          8,906              8,553
                                                                             ------------------ ------------------

         Total current assets                                                        134,886            166,703

Property and equipment, net                                                          433,112            440,890
Lease and equipment deposits                                                          11,671             10,354
Intangibles, net                                                                      21,350             22,071
Other assets                                                                           7,429              9,848
                                                                             ------------------- -----------------

    Total assets                                                             $       608,448     $      649,866
                                                                             =================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases                     $        16,781    $        31,786
    Accounts payable                                                                  13,430             21,884
    Air traffic liability                                                             11,420              6,785
    Accrued compensation                                                               6,779              7,025
    Other accrued expenses                                                            37,528             30,662
                                                                             ------------------- ------------------

          Total current liabilities                                                   85,938             98,142

Long-term debt and capital leases, excluding current portion                         329,809            338,199
Deferred credits and other liabilities                                                66,679             34,837
Deferred income taxes                                                                     --              1,600
Stockholder's equity:
    Preferred stock of no par value, 2,000,000 shares
     Authorized; no shares issued and outstanding                                         --                 --
    Common stock of no par value, 75,000,000 shares authorized;
     28,327,917 and 28,294,584 shares issued and outstanding                         101,626            101,361
    Retained earnings                                                                 24,396             72,686
    Unrealized gain on marketable securities, net                                         --              3,041
                                                                             -------------------- -----------------

          Total stockholders' equity                                                 126,022            177,088
                                                                             -------------------- -----------------

Total liabilities and stockholders' equity                                   $       608,448      $     649,866
                                                                             ==================== =================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                            Six Months Ended March 31

                                                                                   1998               1997
                                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $    (48,378)       $    (1,865)
Adjustments to reconcile net loss to
  net cash flows from operating activities:
    Depreciation and amortization                                                  15,196             17,025
    Provision for other operating items                                            40,443                 --
    Amortization of deferred credits                                              (11,177)              (846)
    Stock bonus plan                                                                   --                348
    Provision for doubtful accounts                                                 1,012                 --
    Gain on sale of securities                                                     (4,544)                --
    Other                                                                             859                 --
    Changes in assets and liabilities:
       Receivables                                                                  5,572             (9,187)
       Expendable parts and supplies                                                  608               (526)
       Prepaid expenses and other current assets                                     (353)            (3,116)
       Accounts payable                                                            (8,454)             4,403
       Other accrued liabilities                                                   10,036             (6,541)
                                                                             ------------------ ------------------

          NET CASH FLOWS FROM OPERATING ACTIVITIES:                                   820               (305)

                                                                             ------------------ ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (6,443)            (4,198)
    Proceeds from sale of property and equipment                                       --              1,803
    Proceeds from sale of marketable securities                                    11,102              1,000
    Other assets                                                                    2,419              5,027
    Lease and equipment deposits                                                   (1,317)              (900)
                                                                             ------------------ ------------------

          NET CASH FLOWS FROM INVESTING ACTIVITIES:                                 5,761              2,732

                                                                             ------------------ ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and obligations
  under capital leases                                                            (23,484)            (8,826)
Proceeds from issuance of common stock                                                265                122
Proceeds from deferred credits                                                         --                409
                                                                             ------------------ ------------------

          NET CASH FLOWS FROM FINANCING ACTIVITIES:                               (23,219)            (8,295)

                                                                             ------------------ ------------------

          NET CHANGE IN CASH AND CASH EQUIVALENTS:                                (16,638)            (5,868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   57,232             54,720
                                                                             ------------------ ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     40,594       $     48,852
                                                                             ================== ==================


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                         Six Month Period Ended March 31



Supplemental disclosures of cash flow information:

                                               1998                1997
                                        ------------------- --------------------

Cash paid during the period for:
  Interest                                 $     13,118        $     13,593
   ncome taxes                                       --               1,241

Mesa did not purchase any property or equipment upon which debt was assumed during the six-month period ended March 31, 1998. Mesa purchased property and equipment totaling approximately $37.0 million upon which debt of approximately $36.4 million was assumed in the six-month period ended March 31, 1997.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the year ended September 30, 1997.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., MPD, Inc., and FCA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. See discussion of WestAir Holding, Inc. in the "Liquidity and Capital Resources" section of this report.

3. Income tax benefit in the six-month period ended March 31, 1998 has been recognized only to the extent of previously recorded deferred tax liability.

4. The Company recorded a provision of $4.0 million in the quarter ended March 31, 1998 to recognize the discontinuation of service of its independent jet operations in Ft. Worth, Texas.

5. On March 13, 1998, April 1, 1998, and April 13, 1998, the Company issued options, subject to shareholder approval, to purchase approximately 1,630,000 shares of common stock to key employees, senior officers and directors of the Company at fair market value on the date of the grant. Generally accepted accounting principles provide that any increase in the fair market value of the underlying common stock at the date of grant of the stock option and the date of subsequent approval by the shareholders, be recognized as compensation expense over the vesting period in the Company's statement of operations.

6.    Legal Proceedings:

      See, "Part II., Item 1."

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is a regional airline operating as America West Express, Mesa Airlines, US Airways Express and, through May 31, 1998, United Express (see, "Other Events--United Airlines") serving 127 cities in 29 states, Canada and the District of Columbia. At March 31, 1998, Mesa had a fleet of 192 aircraft with approximately 1,500 daily departures. After cessation of United Express service on May 31, 1998, the Company will be providing service to 110 cities in 28 states, Canada, and the District of Columbia with approximately 1,000 daily departures and will utilize approximately 114 aircraft.

Mesa's long-term strategy is to profitably service routes not directly served by major air carriers and to supplement service of major carrier code partners on certain routes. The Company evaluates market demand and utilizes its fleet of aircraft to meet that demand. Code-sharing agreements with certain of the major air carriers provide benefits from the name recognition, reservation systems, marketing and promotional efforts of those carriers. Mesa operates a fleet of new and efficient aircraft and performs much of its own maintenance and overhaul work.

Historically, the Company has relied on generating most of its revenues by use of a "through fare" arrangement with its major code-sharing partners. A "through fare" is a combined fare offered to passengers who connect to Mesa from a major code-sharing partner and vice versa. Mesa is paid a pro rata portion of the "through fare." As an alternative to the "through fare" arrangements, the Company, in certain markets, has utilized fee per departure arrangements. A fee per departure arrangement allows the Company to obtain a fee based on a proprietary formula for each flight operated. The Company seeks to obtain fee per departure arrangements in those markets which it deems the arrangement more favorable than a "through fare."

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA
                                 --------------

                                                  Three Months Ended                     Six Months Ended
                                                       March 31                              March 31
                                               1998               1997               1998               1997
                                         ------------------ ------------------ ------------------ ------------------
Passengers                                   1,443,399          1,557,497           3,043,009          3,117,982
Available seat miles (000)                     629,313            600,517           1,262,426          1,189,659
Revenue passenger miles (000)                  326,653            328,201             681,126            655,689
Load factor                                      51.9%              54.7%               54.0%              55.1%
Yield per revenue passenger mile                 35.4(cent)         37.5(cent)          34.9(cent)         36.9(cent)
Revenue per available seat mile                  19.0(cent)         20.9(cent)          18.8(cent)         20.3(cent)
Operating cost per available seat mile           20.8(cent)         20.1(cent)          23.1(cent)         20.0(cent)
Average stage length (miles)                       185                170                 184                170
Number of aircraft in fleet                        192                185                 192                185
Gallons of fuel consumed (000)                  18,966             18,155              37,596             36,657
Block hours flown                              134,961            140,217             272,430            276,379
Departures                                     134,700            148,400             273,267            294,467


                                 FINANCIAL DATA
                                 --------------

Three Months Ended March 31, 1998 Versus Three Months Ended March 31, 1997
--------------------------------------------------------------------------

                                                               Three Months Ended March 31
                                      ------------------------------------------------------------------------------
                                                      1998                                     1997
                                      ------------------------------------------------------------------------------
                                          Cost per       Percent of total          Cost per       Percent of total
                                            ASM         operating revenues           ASM         operating revenues
                                      --------------- ---------------------    --------------- ---------------------
Flight operations                         7.6(cent)           39.9%                7.5(cent)           36.5%
Maintenance                               3.7(cent)           19.7%                3.6(cent)           17.1%
Aircraft and traffic servicing            3.4(cent)           18.2%                3.6(cent)           17.1%
Promotion and sales                       2.7(cent)           14.0%                3.0(cent)           14.3%
General and administrative                1.2(cent)            6.3%                1.0(cent)            4.6%
Depreciation and amortization             1.2(cent)            6.1%                1.4(cent)            6.8%
Other operating items                     1.0(cent)            5.4%                 --                   --
                                      --------------- ---------------------    --------------- ---------------------
Total operating expenses                 20.8(cent)          109.6%               20.1(cent)           96.4%
Interest expense                          1.1(cent)            5.7%                1.1(cent)            5.5%



Six Months Ended March 31, 1998 Versus Six Months Ended March 31, 1997
----------------------------------------------------------------------

                                                                Six Months Ended March 31
                                      ------------------------------------------------------------------------------
                                                      1998                                     1997
                                      ------------------------------------------------------------------------------
                                          Cost per       Percent of total          Cost per       Percent of total
                                            ASM         operating revenues           ASM         operating revenues
                                      --------------- ---------------------    --------------- ---------------------
Flight operations                         7.6(cent)           39.2%                7.4(cent)            35.6%
Maintenance                               3.7(cent)           19.1%                3.6(cent)            17.3%
Aircraft and traffic servicing            3.4(cent)           17.8%                3.5(cent)            16.9%
Promotion and sales                       2.8(cent)           14.4%                3.0(cent)            14.4%
General and administrative                1.2(cent)            6.4%                1.1(cent)             5.2%
Depreciation and amortization             1.2(cent)            6.0%                1.4(cent)             6.9%
Other operating items                     3.2(cent)           16.5%                 --                    --
                                      --------------- ---------------------    --------------- ---------------------
Total operating expenses                 23.1(cent)          119.4%               20.0(cent)            96.3%
Interest expense                          1.0(cent)            5.3%                1.1(cent)             5.5%


OPERATIONS

Operating Revenues:

Operating revenues decreased by $5.8 million to $119.6 million in the quarter ended March 31, 1998 from $125.4 million in the quarter ended March 31, 1997. The revenue decrease was primarily due to a 7.3% decrease in passengers carried. Although available seat miles ("ASMs") increased by 4.8%, the load factor decreased from 54.7% during the March 31, 1997 quarter to 51.9% for the current quarter. The primary reason for the decrease in load factor was low load factors in the Company's independent jet operations in Ft. Worth, Texas. The independent jet operation was discontinued in February 1998 (See, "Other Events--Independent Jet Operation").

Operating revenues decreased by $2.6 million to $244.2 million for the six-month period ended March 31, 1998 from $246.8 million for the six-month period ended March 31, 1997. This decrease was primarily due to the decrease in the number of passengers carried in this period as compared to the six months ended March 31, 1997, as explained above.

Operating Expenses:

Flight Operations:
------------------

Flight operations costs increased by $2.1 million to $47.8 million for the quarter ended March 31, 1998 from the quarter ended March 31, 1997 and increased by $8.0 million to $95.7 million for the six-month period ended March 31, 1998 from the six-month period ended March 31, 1997. The primary causes of the increase over the quarter ended March 31, 1998 were a $2.3 million increase in pilot training, costs mostly related to deployment of Canadair Regional Jet ("CRJ") aircraft into the Company's fleet, a $0.6 million increase in pilot salaries, a $0.6 million increase in pilot travel and lodging expenses, a $0.2 million increase in dispatch costs, and a $0.3 million increase in flight attendant costs. These increases were partially offset by a fuel cost decrease of $2.3 million in the quarter ended March 31, 1998. Fuel costs in the quarter ended March 31, 1998 were $14.9 million as compared to $17.2 million in the same quarter of the previous year. For the six months ended March 31, 1998, the cost increases over the six-month period ended March 31, 1997 were caused by a $3.4 million increase in pilot salaries, a $5.7 million increase in lease costs for deployment of the CRJ aircraft into the Company's fleet, and a $2.9 million increase in pilot training and lodging, all of which was partially offset by a decrease in fuel costs of $2.8 million.

Maintenance Expense:
--------------------

Maintenance expense increased by $2.1 million in the quarter ended March 31, 1998 to $23.6 million from $21.5 million in the same quarter of the previous fiscal year and increased by $3.8 million in the six-month period ended March 31, 1998 from $42.8 million for the six-month period ended March 31, 1997. The increase for the quarter ended March 31, 1998 was primarily due to the maintenance of a greater number of CRJ aircraft for the period from the prior year and higher costs of operating under increased regulatory oversight as a
Part 121 carrier. The increase for the six-month period ended March 31, 1998 was primarily due to a provision of $1.1 million in uncollectible warranty and insurance claims, a $0.5 million increase as a result of the higher cost of operating under greater regulatory oversight, and maintenance of a greater number of CRJ aircraft.

Aircraft and Traffic Service Expense:
-------------------------------------

Aircraft and traffic service expense increased by $0.3 million to $21.7 million during the quarter ended March 31, 1998 from $21.4 million in the comparable quarter of the previous fiscal year. Aircraft and traffic service expense increased by $1.6 million to $43.5 million for the six-month period ended March 31, 1998 from $41.8 million for the six-month period ended March 31, 1997. The increase for the quarter ended March 31, 1998 was primarily due to a $0.4 million increase in passenger reaccommodation expenses resulting from flight cancellations caused by crew scheduling difficulties and training delays. The increase for the six-month period ended March 31, 1998 was due to increased charges for reaccommodation and lost baggage costs of $0.8 million, increased de-icing charges of $0.4 million, and $0.1 million in station personnel wages as a result of increased staffing levels to enhance customer service.

Promotion and Sales:
--------------------

Promotion and sales expense decreased $1.2 million to $16.7 million for the quarter ended March 31, 1998 and decreased by $0.3 million to $35.2 million for the six-month period ended March 31, 1998 over the six-month and three-month periods ended March 31, 1997. The primary reason for these decreases was a significant decline in the number of passengers carried and a reduction in commissions paid to travel agents, as a result of fewer passengers and a lower commission rate.

General and Administrative Expense:
-----------------------------------

General and administrative expense increased by $1.7 million for the three-month period ended March 31, 1998 to $7.5 million as compared to the quarter ended March 31, 1997 and increased by $2.8 million to $15.5 million for the six-month period ended March 31, 1998 as compared to the six-month period ended March 31, 1997. The primary causes of the increase for the quarter ended March 31, 1998 were a $0.4 million increase in property taxes, $0.6 million increase in health insurance claims, and $0.3 million increase in property and casualty insurance. The primary causes of the increase for the six-month period ended March 31, 1998 was a $0.6 million increase in amounts paid to employees as part of the employee performance bonus plan, a $0.9 million increase in the amount of health insurance claims paid during the period, a $0.4 million increase in property taxes, and a $0.3 million increase in property and casualty insurance.

Depreciation, Amortization and Interest Expense:
------------------------------------------------

Depreciation and amortization decreased by $1.2 million to $7.3 million for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 and by $2.5 million to $14.5 million for the six-month period ended March 31, 1998 from the comparable periods in the prior year. The primary reason for these decreases in depreciation and amortization was the writedown of the Denver system intangible asset as of September 30, 1997. Interest expense declined by $0.1 million to $6.8 million during the quarter ended March 31, 1998 from $6.9 million during the similar period in the prior fiscal year and by $0.6 million to $13.0 million for the six-month period ended March 31, 1998 from the comparable period in the prior year. The decrease was primarily due to lower outstanding principal loan balances.

Other Operating Items:
----------------------

During the quarter ended March 31, 1998, the Company recognized a $4.0 million loss provision related to the discontinuation of its independent jet operations in Ft. Worth, Texas. See, "Other Events--Independent Jet Operation." The Company also recognized $2.5 million related to anticipated settlement costs of a shareholder class action lawsuit. See, Part II, Item 1. "Legal Proceedings." During the six-month period ended March 31, 1998, the Company also recognized a $33.9 million loss provision related to the discontinuation of service under the Mesa Airlines, Inc. ("MAI") code-sharing agreement with United Airlines, Inc. ("UAL"). See, "Other Events--United Airlines."

Other Non-Operating Income:
---------------------------

In January 1998, Mesa sold its remaining investment in America West Airlines, Inc. ("AWA") comprised of 100,000 Class A shares, 200,000 Class B shares and warrants to purchase approximately 800,000 Class B shares. Mesa received cash of approximately $11.1 million and recognized non-operating income of approximately $8.1 million on the sale of these securities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance of $40.6 million at March 31, 1998 included $4.0 million of cash restricted for the issuance of letters of credit. The primary reason for the decrease in the Company's cash balance from December 31, 1997 to March 31, 1998 was the early retirement of approximately $15.5 million of long term debt.

Mesa had receivables of $47.3 million at March 31, 1998 which consisted primarily of amounts due from code-sharing partners UAL and US Airways, Inc. ("US Airways"). Under the terms of the UAL and US Airways code-sharing agreements, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, the Company has enjoyed cash flow sufficient to meet its needs. However, UAL has terminated all of its code-sharing agreements with the Company and the Company is in the process of renegotiating its code-sharing contract with AWA. Such actions could have a material negative impact on the financial position and cash flow of the Company, particularly if the Company cannot successfully renegotiate its code-sharing agreement with AWA, or cannot re-deploy its United Express aircraft on other operating routes, or alternatively, sell the aircraft or return them to the lessors. Management's belief that the Company will have adequate cash flow to meet its operating needs is a forward-looking statement. The Company may have less cash flow than anticipated in the event of the failure to reach a satisfactory resolution in its renegotiation with AWA of a new code-sharing agreement, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways, failure to sell, dispose of, or redeploy its assets associated with United Express operations in a timely manner, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation.

On March 1, 1998, the Company's $20 million secured line of credit expired under its terms and the bank declined to renew it. Upon expiration, the Company had approximately $4.0 million of letters of credit ("LOCs") issued under the line and elected to restrict approximately $4.0 million of cash to secure them. The Company has subsequently arranged for the issuance of bonds to replace the outstanding LOCs and expects to have retired all of the LOCs and obtain the release of its restricted cash prior to June 30, 1998. In addition, the Company is presently in discussion with other financial institutions to provide a secured $20 million line of credit and expects to have such a facility prior to June 30, 1998. The Company's expectation that restricted cash will be released and that it will have a $20 million secured credit facility prior to June 30, 1998 are forward-looking statements. The Company may or may not accomplish its objectives to release its restricted cash or arrange a $20 million line of credit depending upon the decisions of credit committees of financial institutions and authorities responsible for releasing outstanding LOCs.

As of March 31, 1998, Mesa was not in compliance with some of the secured debt covenants required by a bank credit agreement; however, the bank has waived compliance with such covenants. The Company believes it will either maintain compliance or obtain waivers of compliance with its present debt covenants through September 30, 1998. Management's belief that it will maintain compliance with its present debt covenants is a forward-looking statement. Compliance may be adversely impacted in the event of the termination or renegotiation of one or more code-sharing agreements, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways, unfavorable renegotiation of the Company's AWA code-sharing agreement, failure to dispose of or redeploy assets associated with its United Express operations, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and settlement of existing or potential litigation.

As of March 31, 1998, the Company had aggregate indebtedness of approximately $346.6 million payable to various parties under promissory notes issued in connection with the purchase of aircraft. The notes have interest rates ranging from 6.66% to 7.87% with maturities through December 2011. In addition, the Company has significant lease obligations on existing aircraft operated by the Company. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying balance sheet. At March 31, 1998, 82 aircraft were leased by the Company with terms extending through June 2016. Total lease expense for the six-month period ended March 31, 1998 amounted to $22.5 million.

Mesa has ordered 32 CRJ aircraft for use in its AmericaWest Express operation in Phoenix, Arizona, as USAirways Express on the East Coast and in other markets that management believes have the potential for profitable operations. As of March 31, 1998, the Company had received fourteen of the 32 CRJ aircraft on order and expects to take delivery of the remaining 18 aircraft by the end of 1999. The Company has options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these 32 CRJ aircraft is approximately $640 million. The expected delivery schedule of aircraft is a forward-looking statement which could significantly differ based on manufacturer's delivery delays, among other factors.

The Company has recognized a loss provision of approximately $4.0 million during the quarter ending March 31, 1998 to provide for the expense of closing the facilities associated with the independent jet operation and relocating the jet aircraft described in the "Other Events" section of this report.

The Company's wholly owned subsidiary, WestAir Holding, Inc. ("WHI"), owns WestAir Commuter Airlines, Inc. ("WestAir"), a certificated air carrier and Regional Aircraft Services, Inc. ("RAS"), an aircraft equipment repair service company. WestAir presently operates 21 Jetstream 31 and 19 Embraer Brasilia aircraft in California as United Express. In addition to the 40 aircraft operated by WestAir, there are an additional 11 Embraer Brasilia aircraft leased by WestAir which are currently parked and not being utilized in WestAir's operations. WestAir intends to make lease payments for all 51 aircraft only through May 31, 1998, the expiration date of WestAir's code-sharing agreement with UAL. Failure to make lease payments will constitute a default under the lease agreements with various aircraft lessors. The aircraft lessors shall have the right to exercise liens each lessor has on particular aircraft.

If the aircraft provide insufficient collateral for the remaining lease payments, it is the belief of management that while the various lessors may seek recovery of any deficiency from WestAir (or WHI, as the various lease contracts permit) that they will have no right to seek any recovery of deficiencies from Mesa Air Group, Inc. Management's belief that the various aircraft lessors will have no right of recovery against Mesa Air Group, Inc. itself is a forward-looking statement which could materially differ based on the interpretation of lease agreements and other documents entered into between WestAir and/or WHI and the lessors by a court or an arbitrator, as the case may be.

Although the WestAir operation is currently being marketed for sale, the operation will most likely be liquidated upon expiration of the UAL code-sharing agreement. The assets and liabilities of WHI and its subsidiaries are included in the consolidated financial statements of Mesa Air Group, Inc. as of March 31, 1998. If the operation is liquidated it is unlikely that any assets of WestAir will remain for distribution to WHI and, ultimately, Mesa Air Group, Inc. At March 31, 1998 the consolidated assets, liabilities and shareholder's deficiency of WHI included in the Mesa Air Group, Inc. consolidated financial statements were approximately as follows:


                                              March 31, 1998
                                                 ($000s)
                                             ----------------

    Cash                                        $     7,350
    Current assets                              $    25,129
    Total assets                                $    26,926
                                             ================
    Current liabilities                              23,200
    Total liabilities                                38,741
    Shareholders' deficiency                    $   (11,815)
    Total liabilities and equity                $    26,926
                                             ================


Management of the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failure and that the Company's computer systems and applications must function properly beyond 1999. The Company is conducting analysis necessary to determine the potential Year 2000 risk and until completion of its analysis will not know the cost to the Company of potential Year 2000 software failure. Although the Company cannot presently estimate the costs associated with Year 2000 software failure, such costs will be expensed as incurred.

The Company recognizes that its business is reliant upon the systems and applications of third parties and will conduct an assessment of the potential risks. However, there can be no assurance that the systems and applications of other parties upon which the Company's business relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or the failure of those systems operated by other parties to properly operate or manage dates beyond 1999.


OTHER EVENTS

Election of New Officers; Employment Agreements

On February 3, 1998, Mr. Larry L. Risley, the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors, retired as Chairman and effective May 1, 1998, Mr. Risley retired as CEO. On February 16, 1998, the Company entered into an employment agreement (the "Agreement") with Larry L. Risley as Manager of Special Projects effective as of May 1, 1998. As Manager of Special Projects, Mr. Risley will be retained by the Board from time to time to advise and assist in the strategic acquisition of assets, businesses and mergers and acquisitions of other airline companies. The Agreement is for a period of five years and will pay Mr. Risley an annual salary of $275,000. Under the Agreement, Mr. Risley is not eligible for vacation pay or other fringe benefits, except for health insurance for himself and his wife.

The Agreement further provides that Mr. Risley shall continue to hold the position of Chairman Emeritus while serving on the Board. The Board is required to vote to nominate Mr. Risley and to use its best efforts to cause his election as a member of the Board through the fiscal year ending September 30, 2003.

In exchange for entering into a covenant not to compete and a covenant of confidentiality, the Agreement provides that Mr. Risley's employment will be non-terminable through the fifth anniversary of his retirement as CEO. The Agreement also provides that the Board will offer to sell FCA, Inc. dba Four Corners Aviation to Mr. Risley at a price determined by an independent appraisal firm. If such sale is not consummated, the Agreement provides that Mr. Risley will receive an annual office expense allowance of $9,000 during the term of the Agreement.

On February 3, 1998, Paul R. Madden was elected Chairman of the Board of Directors.

On March 13, 1998, the Board of Directors appointed Jonathan G. Ornstein as the new CEO effective May 1, 1998. Mr. Ornstein is a member of the Board of Directors of the Company and was most recently President and CEO of Virgin Express, a low-cost European carrier based in Brussels, Belgium. He is a former Mesa Executive Vice-President, as well as having served as President and Chief Executive Officer of Continental Express. Upon his appointment as Chief Executive Officer of the Company as of May 1, 1998, Jonathan G. Ornstein and the Company entered into an employment agreement (the "Agreement").

The Agreement is for a term of three years ending March 13, 2001 and is subject to automatic renewal unless either party gives written notice of its intent to terminate. Under the Agreement, Mr. Ornstein will be compensated by a combination of a minimum base salary of $200,000 per year plus a bonus based on positive growth in earnings per share. Mr. Ornstein will receive a "Minimum Bonus" of $52,500 if the Company achieves any positive growth in earnings per share, a "Threshold Bonus" of $105,000 for growth between 7 percent and 12.9 percent, a "Target Bonus" of $210,000 for growth between 13 percent and 17.9 percent and a "Maximum Bonus" of $420,000 for growth of 18 percent or better.

In addition to salary and bonus, Mr. Ornstein's employment agreement gives him the right to receive an initial grant of 1,000,000 stock options vesting in one-third increments on the date of grant and the remainder over a two-year period and additional annual option grants of 150,000 shares throughout the term of the Agreement, subject to shareholder approval. If the shareholders do not approve such grants, Mr. Ornstein's employment agreement requires the Company to issue stock appreciation rights in an amount necessary to provide the same level of compensation as would have been provided by the grant of stock options.

The Agreement provides that upon permanent disability, as defined in the Agreement, Mr. Ornstein will receive his base salary plus an amount equal to the Minimum Bonus plus any monthly payments under any policy of disability income insurance paid for by the Company. The Company will pay such permanent disability payments for the remaining term of the Agreement, but in no case will the period exceed 24 months.

Mr. Ornstein may terminate the Agreement at any time, upon written notice, within one year following the occurrence of an event constituting "Good Reason," as defined below. Upon the termination by the Company without Cause or termination by Mr. Ornstein for Good Reason, Mr. Ornstein will be entitled to a lump-sum severance payment equal to the sum of (1) the number of years (or fractions thereof) remaining in the then-unexpired term or two, whichever is greater, multiplied by (a) base salary times the number of years, plus (b) the amount of cash equal to the Target Bonus or the minimum amount of any similar bonus then in effect, plus (c) any other cash or other bonus earned prior to the date of termination; and (2) any additional payments necessary to discharge certain tax liabilities as defined in the Agreement. Upon Mr. Ornstein's termination Without Good Cause or upon Good Reason, any and all vesting or performance requirements affecting outstanding stock and other compensation under the Employee Stock Option Plan will be deemed fully satisfied and any risk of forfeiture with respect thereto will be deemed to have lapsed.

 "Good Reason" is defined to mean the occurrence of the following circumstances without Mr. Ornstein's consent: (i) assignment to any duties substantially inconsistent with the duties or a reduction in the duties contemplated by the Agreement; (ii) removal of any titles bestowed under the Agreement; (iii) the Company's failure to include Mr. Ornstein as a nominee for the Board in its proxy or his failure to be reelected to the Board; (iv) any breach or failure of the Company to carry out the provisions of the Agreement after notice and an opportunity to cure; (v) a Change in Control (as defined below); or (vi) relocation of Mr. Ornstein, his office, facilities or personnel except if such relocation is to any future location of the Company's headquarters and such new location is in a metropolitan area with a population of over 1,000,000 people.

A Change in Control is defined to include (i) a change in control reportable on Form 8-K or Schedule 14A of the Securities Exchange Act of 1934; (ii) the acquisition, other than by an employee benefit plan, of twenty-five percent (25%) or more of the combined voting power of the Company's outstanding securities; (iii) failure of the Incumbent Directors (as defined in the employment agreements) to constitute at least a majority of all directors of the Company; (iv) the closing of a sale of all or substantially all the assets of the Company; (v) the Company's adoption of a plan of dissolution or liquidation; or (vi) the closing of a merger or consolidation in which the Company is not the surviving corporation or at least seventy-five percent (75%) of the surviving corporation's stock is not held by persons who were stockholders of Company immediately prior to such merger or consolidation.

If under the Agreement, Mr. Ornstein is to receive any payment for termination for Good Reason, death or permanent disability payment, payment for termination Without Good Cause or any payment as a result of a Change of Control of the Company Mr. Ornstein shall be entitled to receive the amounts sufficient to cover the excise tax, if any, imposed on such payments.

On April 9, 1998, the Company announced the appointment of Blaine M. Jones as Chief Financial Officer. Mr. Jones will rejoin the Company after a three-year sabbatical. Mr. Jones was previously employed by the Company from 1985 to 1995 as Chief Financial Officer and later as President for the Mesa Airlines division. Mr. Jones will enter into an employment agreement substantially similar to Mr. Ornstein's contract effective April 13, 1998.

Independent Jet Operation

On February 20, 1998, the Company terminated the jet operations conducted under its MAI subsidiary between Fort Worth, Texas and Houston, San Antonio, and Austin, Texas; San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. The Company provided for a $4.0 million provision in the quarter ended March 31, 1998 to recognize the expense of discontinuation of the independent jet operation. Management has announced the redeployment of the five jets previously operated by its independent jet operation into its USAirways Express system in the eastern United States. Three of the aircraft began service in the USAirways system on May 1, 1998 and the remaining two aircraft will be placed in service with USAirways Express on June 15, 1998. Management anticipates cash expenditures of approximately $1.5 million related to the shutdown of the independent jet operation in the 12-month period subsequent to March 31, 1998.

United Airlines, Inc.

As a result of termination by UAL of the West Air and MAI Code-Sharing Agreements on April 22 and May 31, 1998 respectively, the Company incurred a loss provision totaling $106 million to provide for costs to dispose of certain aircraft, equipment, and other costs to shut down the entire United Express system. Should the Company fail to locate purchasers for its excess Beechcraft 1900D aircraft or redeploy its Dash 8-200 aircraft utilized in the MAI United Express system in a timely manner, the $106 million loss provision may be inadequate and subject to a material increase. Management of the Company believes that it will incur approximately $15 to $20 million of net cash expenditures during the 12-month period subsequent to May 31, 1998 as a result of the termination of its MAI and WestAir code-sharing agreements. The estimated net cash expenditure is a forward-looking statement which could materially change as a result of UAL's failure to compensate or adequately compensate the Company for its flights through the scheduled termination date of May 31, 1998, the ultimate cost to park the WestAir fleet, or the failure to sell or dispose of excess aircraft in a timely manner.

US Airways, Inc.

Mesa has entered into a marketing agreement with US Airways in which it will initially operate 12 CRJ aircraft in its USAirways Express operation. The Company began USAirways Express CRJ service on January 19, 1998, with flights between Philadelphia, Pennsylvania and Birmingham, Alabama; St. Louis, Missouri; Cincinnati, Ohio; and Newburgh, New York. Other cities to be served include Charlotte, North Carolina; Washington, D.C.; Toronto, Canada; Little Rock, Arkansas; Charleston, West Virginia; Raleigh Durham, North Carolina; Boston, Massachusetts; Milwaukee, Wisconsin; White Plains, New York; and Tallahassee, Florida. All of this service is to be provided pursuant to a fee per departure arrangement. All 12 CRJ aircraft are expected to be operating in the US Airways Express system by June 15, 1998.

The Company had experienced a shortage of flight crews resulting in the temporary removal of ten Beechcraft 1900D aircraft from service in the US Airways system. The Company's temporary flight crew shortage in the US Airways, Inc. system was alleviated by the end of February, 1998. Although the timing of the return of all of the grounded aircraft to service is uncertain, the Company has already returned five of the ten previously grounded Beechcraft 1900D aircraft to service.

America West Airlines, Inc.

The terms of the Company's code-sharing agreement with AWA provide for a minimum controllable flight completion factor for any consecutive two-month period. Primarily as a result of flight crew shortages in December 1997 and January 1998, MAI's controllable flight completion factor fell below the minimum and AWA issued the Company a notice of termination. In early February 1998, MAI resolved its crew shortages with AWA and its controllable completion factor exceeded the minimum requirement in February 1998 through April 1998. Subsequent to the termination by AWA of the code-sharing agreement, AWA and Mesa entered into an interim agreement to continue Mesa operations as America West Express through June 30, 1998. The interim agreement provides that both AWA and Mesa will proceed in good faith to negotiate and execute a new long-term code-sharing agreement. Under the interim agreement, Mesa has agreed to performance guarantees which include penalties for failure to meet those standards. Passenger fees and facility charges have also been increased from the prior code-sharing agreement. Management of AWA and the Company have entered into discussions to negotiate a long-term code-sharing agreement and AWA management has expressed an interest in continuing its relationship with the Company. Both parties are actively negotiating a conversion of essentially all of the AWA operations to a fee per departure basis. Management of the Company believes that a new and materially satisfactory code-sharing agreement will be negotiated prior to June 30, 1998. Management's belief that a mutually satisfactory code-sharing agreement will be negotiated is a forward-looking statement subject to the parties' expectations and the willingness to compromise on an acceptable fee and flight frequency structure.

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 1998:


                                NUMBER OF AIRCRAFT

                    --------------------------------------------   Passenger
 Type of Aircraft       Owned         Leased          Total         Capacity
 -------------------------------------------------------------------------------
 Beechcraft 1900         108           10              118            19
 Embraer Brasilia          2           25               27            30
 BAe Jetstream 31         --           21               21            19
 Dash 8-200               --           12               12            37
 CRJ                      --           14               14            50
                    ------------------------------------------
 Total                   110           82              192
                    ------------------------------------------

OF THESE AIRCRAFT, 78 WERE BEING UTILIZED IN THE UNITED EXPRESS SYSTEM ON MARCH 31, 1998.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints were consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a third amended consolidated complaint was filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts.

              In May 1998, the Company entered into a memorandum of understanding with the plaintiffs to settle the litigation. While the Company and its corporate officers and directors believe they have substantial and meritorious defenses against the plaintiff's allegations and have defended their position vigorously, they have agreed to a settlement to avoid ongoing litigation. The memorandum of understanding provides for a total of $8 million to be paid to the class plaintiffs on behalf of the defendants. The Company will pay a substantial portion of this settlement. The settlement still must be approved by the Court following notification of the Class. The Company intends to utilize funds reserved for the defense of the case as its contribution towards the settlement.

              In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. MAI and WestAir have filed motions to have the case transferred to California. Those motions have not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their position vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

              In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines. SkyWest was contracted to be Mesa's successor on the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. The Company is seeking substantial damages against each defendant.

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

             None

       3.    Exhibits

             The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
      2.1         Plan and Agreement of Merger of Mesa Air         Filed as Exhibit 2.1 to Registrant's Form 10-K
                  Group, Inc. into Mesa Holding, Inc. dated        for the fiscal year ended September 30, 1996,
                  September 16, 1996                               incorporated herein by reference

      3.1         Articles of  Incorporation of Mesa Air           Filed as Exhibit 3.1 to Registrant's Form 10-K
                  Holdings, Inc. dated May 28, 1996                for the fiscal year ended September 30, 1996,
                                                                   incorporated herein by reference

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

      4.8         Form of Employee Non-Incentive Stock Option      Filed as Exhibit 4.12 to Registrant's Form 10-K
                  Plan, dated as of June 2, 1992                   for the fiscal year ended September 30, 1992,
                                                                   Commission File No. 33-15495, incorporated
                                                                   herein by reference

      4.9         Form of  Non-Incentive  Stock  Option  issued    Filed as Exhibit 4.13 to Registrant's Form 10-K
                  under  Mesa  Airlines,  Inc. Employee            for  the  fiscal  year  ended  September  30,  1992,
                  Non-Incentive  Stock Option Plan,  dated as of   Commission File No. 33-15495, incorporated herein by reference
                  June 2, 1992


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
     4.10         Form of Mesa Airlines, Inc. Outside              Filed as Exhibits 4.1, 4.2 and 4.3 to
                  Directors Stock Option Plan, dated as of         Registration No. 33-09395 effective August 1,
                  March 9, 1993                                    1996

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


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
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

     10.40        Plan and Agreement to Merge between Mesa         Filed as Exhibit A to Form S-4 Registration No.
                  Airlines,  Inc., Mesa Acquisition Corporation    33-45638, effective  April 17, 1992,
                  and WestAir Holding, Inc., dated February 7,     incorporated herein  by reference
                  1992

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


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
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

     10.59        Agreement to lease  Jetstream  model 3101        Filed as Exhibit 2.1 to WestAir Holding, Inc.'s
                  aircraft and Jetstream model 3201 aircraft       Form 8-K filed June 8, 1989, Commission File
                  between BAe and WestAir, dated May 11, 1989      No. 33-24316, incorporated herein by reference

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
                  Inc., dated as of December 16, 1993


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
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


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    -------       -----------                                      ---------
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

     10.84        Aircraft Option Exercise B97-7701-RJTL-3492L     Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                  dated as of August 15, 1997 between Mesa Air     Form 10-K for the fiscal year ended September
                  Group, Inc. and Bombardier Inc.  (Request        30, 1997, Commission File No. 0-15495.
                  for confidential treatment submitted to SEC.)

     10.85        Bombardier Regional Aircraft Division            Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                  Settlement Agreement B97-7701-RJTL-3493L         Form 10-K for the fiscal year ended September
                  dated as of August 15, 1997 between Mesa Air     30, 1997, Commission File No. 0-15495.
                  Group, Inc. and Bombardier Inc.  (Request
                  for confidential treatment submitted to SEC.)

     10.86        Service Agreement dated as of November 11,       Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                  1997 between Mesa Airlines, Inc. and US          Form 10-K for the fiscal year ended September
                  Airways, Inc. (Request for confidential          30, 1997, Commission File No. 0-15495.
                  treatment submitted to SEC.)

     10.87        Letter Agreement dated as of March 26, 1998      Filed herewith
                  between Mesa Airlines, Inc. and America West
                  Airlines, Inc.  (Request for confidential
                  treatment submitted to SEC.)

     10.88        Employment Agreement dated as of March 13,       Filed herewith
                  1998, between Mesa Air Group, Inc. and
                  Jonathan G. Ornstein

     10.89        Form of Employment Agreement dated as of         Filed herewith
                  January 5, 1998 entered into by and between
                  Mesa Air Group, Inc. and Gary E. Risley,
                  W. Stephen Jackson, J. Clark Stevens and
                  various other officers of the Company and
                  its subsidiaries

     10.90        Letter Agreement dated as of February 4,         Filed herewith
                  1998 between Mesa Air Group, Inc. and Larry
                  L. Risley


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.



                                                  MESA AIR GROUP, INC.
                                                  Registrant


Date:  May 15, 1998                                /s/ Blaine M. Jones
                                                  ------------------------------
                                                  Blaine M. Jones
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)