Form 10-Q
period 1998-06-30
MESA AIR GROUP INC
filed 1998-08-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission File Number 0-15495


                              MESA AIR GROUP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                                                                  85-0302351
--------------------------------                                                               ----------------------
(State or other jurisdiction of                                                                  (I.R.S. Employer
incorporation or organization)                                                                  Identification No.)


       3753 Howard Hughes Parkway, Suite 200, Las Vegas                                                    89109
---------------------------------------------------------------                                        --------------
           (Address of principal executive offices)                                                     (Zip Code)


Registrant's telephone number, including area code:                                                   (702) 892-3773
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



On July 31, 1998 the Registrant had outstanding 28,362,866 shares of Common
Stock.

PART 1. FINANCIAL INFORMATION

Item 1.

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                            Three Months Ended            Nine Months Ended
                                                                 June 30                      June 30
                                                            1998          1997           1998           1997
                                                          --------      ---------      ---------      ---------
Operating revenues:
     Passenger                                            $ 96,621      $ 126,823      $ 334,456      $ 368,735
     Freight and other                                       2,902          2,620          9,259          7,529
                                                          --------      ---------      ---------      ---------
         Total operating revenues                           99,523        129,443        343,715        376,264
                                                          --------      ---------      ---------      ---------
Operating expenses:
     Flight operations                                      38,283         48,421        134,012        136,104
     Maintenance                                            20,512         23,626         67,043         66,401
     Aircraft and traffic servicing                         14,041         21,305         57,493         63,111
     Promotion and sales                                    14,214         20,066         49,451         55,642
     General and administrative                              6,306          5,682         21,832         18,418
     Depreciation and amortization                           6,205          8,571         20,753         25,596
     Other operating items                                      --             --         40,443             --
                                                          --------      ---------      ---------      ---------
         Total operating expenses                           99,561        127,671        391,027        365,272
                                                          --------      ---------      ---------      ---------
         Operating income (loss)                               (38)         1,772        (47,312)        10,992
                                                          --------      ---------      ---------      ---------
Non-operating income (expense):
     Interest expense                                       (5,190)        (7,025)       (18,233)       (20,618)
     Interest income                                           369            418          1,232          1,463
     Other                                                     498            742          5,091          1,019
                                                          --------      ---------      ---------      ---------
         Total non-operating income (expense)               (4,323)        (5,865)       (11,910)       (18,136)
                                                          --------      ---------      ---------      ---------
         Loss before income taxes                           (4,361)        (4,093)       (59,222)        (7,144)
Income tax benefit                                              --         (1,590)        (2,511)        (2,776)
                                                          --------      ---------      ---------      ---------
         Net loss                                         $ (4,361)     $  (2,503)     $ (56,711)     $  (4,368)
                                                          ========      =========      =========      =========
Average common and common equivalent
 shares outstanding                                         28,350         28,295         28,316         28,269
                                                          ========      =========      =========      =========
Net loss per common and
 common equivalent share                                  $  (0.15)     $   (0.09)     $   (2.00)     $   (0.15)
                                                          ========      =========      =========      =========

                              MESA AIR GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                                  June 30   September 30
                                                                    1998         1997
                                                                  --------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                      $ 50,416     $ 57,232
   Marketable securities                                                --        8,690
   Receivables, primarily traffic                                   30,226       53,852
   Income tax refund receivable                                      7,523        6,999
   Expendable parts and supplies, net                               34,463       31,377
   Prepaid expenses and other current assets                        11,383        8,553
                                                                  --------     --------
      Total current assets                                         134,011      166,703
Property and equipment, net                                        334,962      440,890
Lease and equipment deposits                                        11,784       10,354
Intangibles, net                                                    20,998       22,071
Other assets                                                         5,467        9,848
                                                                  --------     --------
  Total assets                                                    $507,222     $649,866
                                                                  ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases            $ 13,563     $ 31,786
  Accounts payable                                                  27,477       21,884
  Air traffic liability                                             10,595        6,785
  Accrued compensation                                               2,473        7,025
  Other accrued expenses                                            29,599       30,662
                                                                  --------     --------
     Total current liabilities                                      83,707       98,142
Long-term debt and capital leases, excluding current portion       245,857      338,199
Deferred credits and other liabilities                              59,847       34,837
Deferred income taxes                                                   --        1,600
Stockholder's equity:
  Preferred stock of no par value, 2,000,000 shares                     --           --
    authorized; no shares issued and outstanding
  Common stock of no par value, 75,000,000 shares authorized;      101,836      101,361
    28,362,249 and 28,294,584 shares issued and outstanding
  Retained earnings                                                 15,975       72,686
  Unrealized gain on marketable securities, net                         --        3,041
                                                                  --------     --------
     Total stockholder's equity                                    117,811      177,088
                                                                  --------     --------
Total liabilities and stockholder's equity                        $507,222     $649,866
                                                                  ========     ========

                              MESA AIR GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                           Nine Months Ended June 30

                                                         1998        1997
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(56,711)   $ (4,368)
Adjustments to reconcile net loss to
  net cash flows from operating activities:
   Depreciation and amortization                         20,753      25,596
   Provision for other operating items                   40,443        --
   Amortization and write-off of deferred credits       (15,433)     (1,296)
   Stock bonus plan                                        --           349
   Provision for doubtful accounts                        1,027        --
   Gain on sale of securities                            (4,544)       --
   Other                                                  2,759        --
   Changes in assets and liabilities:
     Receivables                                         22,599     (10,018)
     Expendable parts and supplies                       (3,086)     (2,369)
     Prepaid expenses and other current assets           (2,830)     (4,059)
     Accounts payable                                     5,594       5,408
     Other accrued liabilities                           (5,615)     (7,537)
                                                       --------    --------
       NET CASH FLOWS FROM OPERATING ACTIVITIES:          4,956       1,706
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital retirements                                    (6,443)     (5,498)
  Proceeds from sale of property and equipment           17,624       1,803
  Proceeds from sale of marketable securities            11,102       1,000
  Other assets                                           (1,292)      4,811
  Lease and equipment deposits                           (1,430)       (888)
                                                       --------    --------
       NET CASH FLOWS FROM INVESTING ACTIVITIES:         19,561       1,228
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and obligations
  under capital leases                                  (31,808)    (13,050)
Proceeds from issuance of common stock                      475         122
Proceeds from deferred credits                               --         230
                                                       --------    --------
       NET CASH FLOWS FROM FINANCING ACTIVITIES:        (31,333)    (12,698)
                                                       --------    --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS:          (6,816)     (9,764)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         57,232      54,720
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 50,416    $ 44,956
                                                       ========    ========



                                                                                    1998                1997
                                                                             ------------------- --------------------
Cash paid during the period for:
    Interest                                                                 $        18,233     $        20,618
    Income taxes                                                                         ___               1,286







Mesa did not purchase any property or equipment upon which debt was assumed during the nine-month period ended June 30, 1998. Mesa purchased property and equipment totaling approximately $37.0 million upon which debt of approximately $35.9 million was assumed in the nine-month period ended June 30, 1997. During the three month period ended June 30, 1998, Mesa sold 22 aircraft for $78.7 million which was debt assumed by the acquirer.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

3. Income tax benefit in the nine-month period ended June 30, 1998 has been recognized only to the extent of previously recorded deferred tax liability.

4.    Legal Proceedings:

      See, "Part II., Item 1."

Item 2.

                              MESA AIR GROUP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is a regional airline operating as America West Express, Mesa Airlines, US Airways Express and, through May 31, 1998, United Express (see, "Other Events--United Airlines") serving 113 cities in 29 states, Canada and the District of Columbia. At June 30, 1998, Mesa utilized a fleet of 107 aircraft with approximately 1,000 daily departures.

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

Historically, the Company has relied on generating much of its revenues by use of a "through fare" arrangement with its major code-sharing partners. A "through fare" is a combined fare offered to passengers who connect to Mesa from a major code-sharing partner and vice versa. Mesa is paid a pro rata portion of the "through fare." As an alternative to the pro rate arrangements, the Company, in certain markets, has utilized fee per departure arrangements. A fee per departure arrangement allows the Company to obtain a fee based on a proprietary formula for each flight operated. The Company seeks to obtain fee per departure arrangements in those markets where it deems the arrangement more favorable than a pro rate agreement.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA
                                 --------------


                                                  Three Months Ended                    Nine Months Ended
                                                       June 30                               June 30
                                               1998               1997               1998               1997
                                         ------------------ ------------------ ------------------ ------------------

Passengers                                    1,199,004          1,748,216          4,242,013          4,866,198
Available seat miles (000)                      530,652            642,527          1,793,078          1,832,185
Revenue passenger miles (000)                   303,238            359,644            984,364          1,015,334
Load factor                                       57.1%              56.0%              54.9%              55.4%
Yield per revenue passenger mile                  31.9(cent)         35.3(cent)         34.0(cent)         36.3(cent)
Revenue per available seat mile                   18.8(cent)         20.1(cent)         19.2(cent)         20.5(cent)
Operating cost per available seat mile            18.8(cent)         19.9(cent)         21.8(cent)         19.9(cent)
Average stage length (miles)                        194                170                184                170
Number of aircraft in fleet                         132                186                132                186


                                                  Three Months Ended                    Nine Months Ended
                                                       June 30                               June 30
                                               1998               1997               1998               1997
                                         ------------------ ------------------ ------------------ ------------------



Gallons of fuel consumed (000)                   15,539             19,299             53,135             55,956
Block hours flown                               104,369            147,747            376,799            424,370
Departures                                      104,739            156,473            378,006            450,940



                                 FINANCIAL DATA
                                 --------------

Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997
------------------------------------------------------------------------

                                                               Three Months Ended June 30
                                                               --------------------------
                                                      1998                                     1997
                                       ----------------------------------       ----------------------------------
                                         Cost per       Percent of total          Cost per       Percent of total
                                           ASM         operating revenues           ASM         operating revenues
                                       -----------     ------------------       -----------     ------------------


Flight operations                       7.2(cent)            38.5%               7.6(cent)            37.4%
Maintenance                             3.9(cent)            20.6%               3.7(cent)            18.2%
Aircraft and traffic servicing          2.6(cent)            14.2%               3.3(cent)            16.5%
Promotion and sales                     2.7(cent)            14.3%               3.1(cent)            15.5%
General and administrative              1.2(cent)             6.4%               0.9(cent)             4.4%
Depreciation and amortization           1.2(cent)             6.2%               1.3(cent)             6.6%
Other operating items                   0.0(cent)             0.0%               0.0(cent)             0.0%
                                       ---------        ---------             ---------          ---------
Total operating expenses               18.8(cent)           100.0%              19.9(cent)            98.8%
Interest expense                        1.0(cent)             5.2%               1.1(cent)             5.4%




Nine Months Ended June 30, 1998 Versus Nine Months Ended June 30, 1997
----------------------------------------------------------------------


                                                                Nine Months Ended June 30
                                                                -------------------------
                                                      1998                                     1997
                                        ---------------------------------        ---------------------------------
                                         Cost per       Percent of total          Cost per       Percent of total
                                           ASM         operating revenues           ASM         operating revenues
                                        -----------    ------------------        ----------     ------------------


Flight operations                         7.5(cent)            39.0%               7.4(cent)            36.2%
Maintenance                               3.7(cent)            19.5%               3.6(cent)            17.6%
Aircraft and traffic servicing            3.2(cent)            16.7%               3.5(cent)            16.8%
Promotion and sales                       2.7(cent)            14.4%               3.0(cent)            14.8%
General and administrative                1.2(cent)             6.4%               1.0(cent)             4.9%
Depreciation and amortization             1.2(cent)             6.0%               1.4(cent)             6.8%
Other operating items                     2.3(cent)            11.7%               0.0(cent)             0.0%
                                         ---------        ---------             ------------       ---------
Total operating expenses                 21.8(cent)           113.8%              19.9(cent)            97.1%
Interest expense                          1.0(cent)             5.2%               1.1(cent)             5.5%


OPERATIONS

Operating Revenues:

Operating revenues decreased by $29.9 million to $99.5 million in the quarter ended June 30, 1998 from $129.4 million in the quarter ended June 30, 1997. The revenue decrease was primarily due to a 31.4 % decrease in passengers carried. Available seat miles ("ASMs") decreased by 17.4 %, and the load factor increased from 56.0% during the June 30, 1997 quarter to 57.1% for the current quarter. The primary reason for the decrease in ASM's was the discontinuation of the Company's United Airlines Express ("United") operations. (See Other Events-United Operations.)

Operating revenues decreased by $32.5 million to $343.7 million for the nine-month period ended June 30, 1998 from $376.3 million for the nine-month period ended June 30, 1997. This decrease was primarily due to the decrease in the number of passengers carried in this period as compared to the nine months ended June 30, 1997 as explained above, including the cessation of the United Express operations and independent jet operations in Ft. Worth, Texas. The independent jet operation was discontinued in February 1998 (See "Other Events--Independent Jet Operation").

Operating Expenses:

Flight Operations:
-----------------

Flight operations costs decreased by $10.1million to $38.3 million for the quarter ended June 30, 1998 from the quarter ended June 30, 1997 and decreased by $2.1 million to $134.0 million for the nine-month period ended June 30, 1998 from the nine-month period ended June 30, 1997. The primary cause of the decrease for the quarter ended June 30, 1998 from the prior year's comparable quarter was the reduction in ASM's previously noted. Flight operations expense on a cost per ASM basis decreased to 7.2(cent) per seat mile for the quarter ended June 30, 1998 from 7.6(cent) for the quarter ended June 30, 1997 due to lower fuel costs. For the nine months ended June 30, 1998, the increase in cost per ASM over the nine-month period ended June 30, 1997 were caused by a $3.4 million increase in pilot salaries, a $5.7 million increase in lease costs for deployment of the CRJ aircraft into the Company's fleet, and a $2.9 million increase in pilot training and lodging, all of which was partially offset by a decrease in fuel costs of $2.8 million.

Maintenance Expense:
-------------------

Maintenance expense decreased by $3.1million in the quarter ended June 30, 1998 to $20.5 million from $23.6 million in the same quarter of the previous fiscal year and increased by $.6 million in the nine-month period ended June 30, 1998 to $67.0 million from $66.4 million for the nine-month period ended June 30, 1997. The decrease for the quarter ended June 30, 1998 was due to the reduction in ASM's partially offset by maintenance of a greater number of CRJ aircraft for the period from the prior year and higher costs of operating under increased regulatory oversight as a Part 121 carrier. The increase for the nine-month period ended June 30, 1998 was primarily due to a provision of $1.1 million in uncollectible warranty and insurance claims, a $0.5 million increase as a result of the higher cost of operating under greater regulatory oversight, and maintenance of a greater number of CRJ aircraft.

Aircraft and Traffic Service Expense:
------------------------------------

Aircraft and traffic service expense decreased by $7.3 million to $14.0 million during the quarter ended June 30, 1998 from $21.3 million in the comparable quarter of the previous fiscal year. Aircraft and traffic service expense decreased by $5.6 million to $57.5 million for the nine-month period ended June 30, 1998 from $63.1 million for the nine-month period ended June 30, 1997. The decrease for the quarter ended June 30, 1998 was primarily due to reduced ASM's and additional rent and landing fee reductions due to the closure of the Company's United Express operations in Denver, which has some of the highest rents and landing fees in the Company's system. The decrease for the nine-month period ended June 30, 1998 was due to reduced ASM's, partially offset by increased charges for reaccommodation and lost baggage costs from flight cancellations caused by crew scheduling difficulties and training delays.

Promotion and Sales:
-------------------

Promotion and sales expense decreased $6.0 million to $14.2 million for the quarter ended June 30, 1998 and decreased by $6.2 million to $49.5 million for the nine-month period ended June 30, 1998 over the three-month and nine-month periods ended June 30, 1997, respectively. The primary reason for these decreases was a significant decline in the number of passengers carried and a reduction in commissions paid to travel agents, as a result of fewer passengers and a lower commission rate.

General and Administrative Expense:
---------------------------------

General and administrative expense increased by $.6 million for the three-month period ended June 30, 1998 to $6.3 million as compared to the quarter ended June 30, 1997 and increased by $3.4 million to $21.8 million for the nine-month period ended June 30, 1998 as compared to the nine-month period ended June 30, 1997. The primary causes of the increase for the quarter ended June 30, 1998 were $0.4 million increase in health insurance claims, and $0.2 million increase in property and casualty insurance. The primary causes of the increase for the nine-month period ended June 30, 1998 was a $0.6 million increase in amounts paid to employees as part of the employee performance bonus plan, a $1.3 million increase in the amount of health insurance claims paid during the period, a $0.6 million increase in property taxes, and a $0.3 million increase in property and casualty insurance.

Depreciation, Amortization and Interest Expense:
-----------------------------------------------

Depreciation and amortization decreased by $2.4 million to $6.2 million for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 and by $4.8 million to $20.8 million for the nine-month period ended June 30, 1998 from the comparable periods in the prior year. The primary reason for these decreases in depreciation and amortization was the writedown of the Denver system intangible assets as of September 30, 1997. Interest expense declined by $1.8 million to $5.2 million during the quarter ended June 30, 1998 from $7.0 million during the similar period in the prior fiscal year and by $2.4 million to $18.2 million for the nine-month period ended June 30, 1998 from the comparable period in the prior year. The decrease was due to lower outstanding principal loan balances as a result of the retirement of aircraft.

Other Operating Items:
---------------------

During the nine-months ended June 30, 1998, the Company recognized a $4.0 million loss provision related to the discontinuation of its independent jet operations in Ft. Worth, Texas. The Company also recognized a $2.5 million loss provision related to anticipated settlement costs of a shareholder class action lawsuit. See, Part II, Item 1. "Legal Proceedings." The Company also recognized a $33.9 million loss provision related to the discontinuation of service under the Mesa Airlines, Inc. ("MAI") code-sharing agreement with United Airlines, Inc. ("UAL"). See, "Other Events--United Airlines."

Other Non-Operating Income:
--------------------------

In January 1998, Mesa sold its remaining investment in America West Airlines, Inc. ("AWA") comprised of 100,000 Class A shares, 200,000 Class B shares and warrants to purchase approximately 800,000 Class B shares. Mesa received cash of approximately $11.1 million and recognized non-operating income of approximately $4.5 million on the sale of these securities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance of $50.4 million at June 30, 1998 included $2.4 million of cash restricted for the issuance of letters of credit, and $11.5 million held by WestAir Commuter Airlines, Inc. ("WestAir").

Mesa had receivables of $30.2 million at June 30, 1998 which consisted primarily of amounts due from code-sharing partner US Airways, Inc. ("US Airways"). Under the terms of the US Airways code-sharing agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, the Company has enjoyed cash flow sufficient to meet its needs. However, UAL has terminated all of its code-sharing agreements with the Company. Such action could have a material negative impact on the financial position and cash flow of the Company, particularly if the Company cannot re-deploy its United Express aircraft on other operating routes, or alternatively, sell the aircraft or return them to the lessors. Management's belief that the Company will have adequate cash flow to meet its operating needs is a forward-looking statement. The Company may have less cash flow than anticipated in the event of a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways and America West Airlines, failure to sell, dispose of, or redeploy its assets associated with United Express operations in a timely manner, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation.

On March 1, 1998, the Company's $20 million secured line of credit expired under its terms and the bank declined to renew it. The Company has been approved by another financial institutions to provide a secured $20 million line of credit. There is presently no balance outstanding under this line of credit.

As of June 30, 1998, Mesa was not in compliance with some of the secured debt covenants required by a bank credit agreement; however, the bank has waived compliance with such covenants. The Company believes it will either maintain compliance or obtain waivers of compliance with its present debt covenants through September 30, 1998. Management's belief that it will maintain compliance with its present debt covenants is a forward-looking statement. Compliance may be adversely impacted in the event of the termination or renegotiation of one or more code-sharing agreements, a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with US Airways, failure to dispose of or redeploy assets associated with its United Express operations, reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and settlement of existing or potential litigation.

At June 30, 1998, the Company had aggregate indebtedness of approximately $259.4 million payable to various parties under promissory notes issued in connection with the purchase of aircraft. The notes have interest rates ranging from 6.66% to 7.87% with maturities through December 2011. In addition, the Company has significant lease obligations on other operating and non-operating aircraft. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying balance sheet. At June 30, 1998, 67 aircraft were leased by the Company with terms extending through

June 2016. Total lease expense for the nine-month period ended June 30, 1998 amounted to $31.8 million.

Mesa has ordered 32 CRJ aircraft for use in its AmericaWest Express operation in Phoenix, Arizona, as USAirways Express on the East Coast and in other markets that management believes have the potential for profitable operations. As of June 30, 1998, the Company had received sixteen of the 32 CRJ aircraft on order and expects to take delivery of the remaining 16 aircraft by the end of 1999. The Company has options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these 32 CRJ aircraft is approximately $640 million. The expected delivery schedule of aircraft is a forward-looking statement which could significantly differ based on manufacturer's delivery delays, among other factors.

The Company's wholly owned subsidiary, WestAir Holding, Inc. ("WHI"), owns WestAir Commuter Airlines, Inc. ("WestAir"), a certificated air carrier and Regional Aircraft Services, Inc. ("RAS"), an aircraft equipment repair service company. WestAir had a total of 22 Embraer Brasilia aircraft leased from various lessors along with the 21 Jetstreams which are currently parked and not being utilized in WestAir's operations. WestAir made lease payments for all 43 aircraft only through May 31, 1998, the expiration date of WestAir's code-sharing agreement with UAL. Failure to make lease payments constituted a default under the lease agreements. The aircraft lessors have the right to exercise liens each lessor has on particular aircraft.

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

WestAir's operations are being liquidated due to the expiration of the UAL code-sharing agreement. The remaining assets and liabilities of WHI and its subsidiaries are included in the consolidated financial statements of Mesa Air Group, Inc. as of June 30, 1998. It is unlikely that any assets of WestAir will remain for distribution to WHI and, ultimately, Mesa Air Group, Inc.

Management of the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failure and that the Company's computer systems and applications must function properly beyond 1999. The Company is conducting the analysis necessary to determine the potential Year 2000 risk and until completion of such analysis will not know the cost to the Company of potential Year 2000 software failure. Although the Company cannot presently estimate the costs associated with Year 2000 software failure, such costs will be expensed as incurred.

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

OTHER EVENTS

United Airlines, Inc.

As a result of termination by UAL of the West Air and MAI Code-Sharing Agreements on April 22 and May 31, 1998 respectively, the Company incurred a loss provision totaling $106 million to provide for costs to dispose of certain aircraft, equipment, and other costs to shut down the entire United Express system. Should the Company fail to locate purchasers for its excess Beechcraft 1900D aircraft or redeploy its Dash 8-200 aircraft utilized in the MAI United Express system in a timely manner, the $106 million loss provision may be inadequate and subject to a material increase. The Company anticipates flying the Dash 8-200 aircraft under an agreement with AWA (see America West Airlines, Inc. discussion). Management of the Company believes that it will incur approximately $15 to $20 million of net cash expenditures during the 12-month period subsequent to May 31, 1998 as a result of the termination of its MAI and WestAir code-sharing agreements. WestAir spent approximately $1.7 million in the period from June 1, 1998 through July 31, 1998 on wind down activities. The estimated net cash expenditure is a forward-looking statement which could materially change as a result of the ultimate cost to park the WestAir fleet, or the failure to sell or dispose of excess aircraft in a timely manner.

US Airways, Inc.

Mesa has entered into a marketing agreement with US Airways in which it will initially operate 12 CRJ aircraft in its USAirways Express operation. The Company began USAirways Express CRJ service on January 19, 1998, with flights between Philadelphia, Pennsylvania and Birmingham, Alabama; St. Louis, Missouri; Cincinnati, Ohio; and Newburgh, New York. Other cities to be served include Charlotte, North Carolina; Washington, D.C.; Toronto, Canada; Little Rock, Arkansas; Charleston, West Virginia; Raleigh Durham, North Carolina; Boston, Massachusetts; Milwaukee, Wisconsin; White Plains, New York; and Tallahassee, Florida. All of this service is to be provided pursuant to a fee per departure arrangement. There are 12 CRJ aircraft operating in the US Airways Express system as of August 1, 1998.

America West Airlines, Inc.

The terms of the Company's code-sharing agreement with AWA provide for a minimum controllable flight completion factor for any consecutive two-month period. Primarily as a result of flight crew shortages in December 1997 and January 1998, MAI's controllable flight completion factor fell below the minimum and AWA issued the Company a notice of termination. In early February 1998, MAI resolved its crew shortages with AWA and its controllable completion factor exceeded the minimum requirement in February 1998 through April 1998. Subsequent to the termination by AWA of the code-sharing agreement, AWA and Mesa entered into an interim agreement to continue Mesa operations as America West Express through September 10, 1998.

The Company entered into a new six-year agreement with AWA to provide expanded regional airline service as America West Express. The new agreement calls for the addition of eleven 37-passenger turboprop aircraft and ten regional jets by the end of 1999, with options to continue to expand both fleets in the year 2000 and 2001. This will more than double the size of the America West operation over the next twelve months. The Company will be compensated for these markets under a modified fee per departure arrangement.

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of June 30, 1998:


                                                 NUMBER OF AIRCRAFT
                                                                                             Passenger
                              ---------------------------------------------------------
 Type of Aircraft                Owned         Leased          Total         Operating       Capacity
                                                                            On June 30,
                                                                               1998
                              ------------- -------------- --------------- -------------- ---------------
 Beechcraft 1900                    86           10                96           80              19
 Embraer Brasilia                   --            8                 8            4              30
 Dash 8-200                         --           12                12            7              37
 CRJ                                --           16                16           16              50
                              ------------- -------------- --------------- --------------
 Total                              86           46               132          107
                              ------------- -------------- --------------- --------------


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

              In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company, Mesa Airlines, Inc. ("MAI") and WestAir, seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to

              "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their position vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

              In addition, Mesa and WestAir have counter claimed against UAL and SkyWest Airlines. SkyWest was contracted to be Mesa's successor on the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. The Company is seeking substantial damages against each defendant.

              In July 1998, Jet Acceptance Corporation ("Jet Acceptance") filed suit against Mesa and WestAir in the United States District Court for the Northern District of California. The suit seeks damages from WestAir for non-payment of leases for Jetstream 31 aircraft leased by WestAir and also claims damages against Mesa for alleged fraudulent conveyances and the receipt of illegal dividends. Jet Acceptance claims damages in the amount of approximately $16.5 million. Jet Acceptance seeks to hold Mesa liable for the WestAir leases on an "alter ego" or "piercing the corporate veil" theory. Mesa denies the allegations. Jet Acceptance has applied for and received a court-ordered attachment of WestAir's assets. The Company intends to vigorously defend this suit.

              Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

              In the belief of management, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa other than those with UAL and Jet Acceptance referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position. It is too early to determine the impact on Mesa's financial position of the litigation with UAL and Jet Acceptance.

              The belief that UAL has breached its code-sharing agreements with MAI and WestAir and the belief that the ultimate outcome of certain of the proceedings and claims pending against Mesa will favorably be resolved are forward-looking statements which could materially differ as a result of the determination of a judge or jury.

Item 5. The Company expects to hold its next annual meeting in March 1999. Shareholder proposals to be included in the Company's proxy materials and form of proxy must be received by the Company no later than September 30, 1998. To be included, proposals must be proper under law and comply with the rules and regulations of the U.S. Securities and Exchange Commission. Shareholders desiring to present proposals at the 1999 annual meeting that are not to be included in the Company's proxy materials and form of proxy must provide the Company with notice no later than December 1, 1998.

Item 6.       Exhibits and Reports on Form 8-K

(A)    Documents filed as part of this report:

       1. Reference is made to consolidated financial statement schedules in item 8 hereof.

       2. Reports on Form 8-K

          None

       3. Exhibits

          Please see the attached Exhibit Index for a list of the exhibits that are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.



                                                 MESA AIR GROUP, INC.
                                                 Registrant


Date:  August 14, 1998                           /s/ Blaine M. Jones
                                                 -----------------------
                                                 Blaine M. Jones
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS


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

      3.1         Articles of Incorporation of Mesa Air            Filed as Exhibit 3.1 to
                  Inc. dated May 28, 1996                          Registrant's Form 10-K Holdings, for
                                                                   the fiscal year ended September 30, 1996,
                                                                   incorporated herein by reference

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

      4.9         Form of Non-Incentive Stock Option issued        Filed as Exhibit 4.13 to Registrant's Form 10-K for
                  under Mesa Airlines, Inc. Employee Non-          the fiscal year ended September 30, 1992,
                  Incentive Stock Option Plan, dated               Commission File No. 33-15495, incorporated herein
                  as of June 2, 1992                               by reference

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


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    ------        -----------                                      ---------

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

     10.59        Agreement to lease Jetstream model 3101          Filed as Exhibit 2.1 to WestAir Holding, Inc.'s
                  aircraft and Jetstream model 3201                Form 8-K filed June 8, 1989, Commission File
                  aircraft between BAe and WestAir, dated          No. 33-24316, incorporated herein by reference
                  May 11, 1989

     10.60        Amendment to Agreement to Lease dated May        Filed as Exhibit 10.38 to WestAir Holding,
                   11, 1989 between WestAir and BAe, dated         Inc.'s Form 10-K for the year ended
                  February 15, 1990                                December 31, 1989, Commission File No. 33-24316,
                                                                   incorporated herein by reference

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


    EXHIBIT
    NUMBER        DESCRIPTION                                      REFERENCE
    ------        -----------                                      ---------

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

     10.69        Letter Agreement in Principle dated as of        Filed as Exhibit 10.69 to Mesa Airlines, Inc.
                  October 16, 1994 among Air Wisconsin, Inc.,      Form 10-K for the year ended September 30,
                  United Air Lines Inc. and Mesa Airlines,         1994, Commission File No. 0-15495
                  Inc. (Certain portions deleted pursuant to
                  request for confidential treatment)
                  (Referred to erroneously as Exhibit 10.94 in
                  letter asking for confidential treatment to
                  Securities and Exchange Commission dated
                  12-23-94 from Chapman & Culture)

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

     10.84        Aircraft Option Exercise B97-7701-RJTL-3492L     Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                  dated as of August 15, 1997 between Mesa Air     Form 10-K for the fiscal year ended
                  Group, Inc. and Bombardier Inc.  (Request        September 30, 1997, Commission File No. 0-15495.
                  for confidential treatment submitted to SEC.)

     10.85        Bombardier Regional Aircraft Division            Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                  Settlement Agreement B97-7701-RJTL-3493L         Form 10-K for the fiscal year ended
                  dated as of August 15, 1997 between Mesa Air     September 30, 1997, Commission File No. 0-15495.
                  Group, Inc. and Bombardier Inc.  (Request
                  for confidential treatment submitted to SEC.)

     10.86        Service Agreement dated as of November 11,       Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                  1997 between Mesa Airlines, Inc. and US          Form 10-K for the fiscal year ended
                  Airways, Inc. (Request for confidential          September 30, 1997, Commission File No. 0-15495.
                  treatment submitted to SEC.)

     10.87        Letter Agreement dated as of March 26, 1998      Filed as Exhibit 10.87 to Mesa Air Group, Inc.
                  between Mesa Airlines, Inc. and America West     Form 10-Q for the quarter ended March 31,
                  Airlines, Inc.  (Request for confidential        1998, Commission File No. 0-15495.
                  treatment submitted to SEC.)

     10.88        Employment Agreement dated as of March 13,       Filed as Exhibit 10.88 to Mesa Air Group, Inc.
                  1998, between Mesa Air Group, Inc. and           Form 10-Q for the quarter ended March 31,
                  Jonathan G. Ornstein                             1998, Commission File No. 0-15495.

     10.89        Form of Employment Agreement dated as of         Filed as Exhibit 10.89 to Mesa Air Group, Inc.
                  January 5, 1998 entered into by and between      Form 10-Q for the quarter ended March 31,
                  Mesa Air Group, Inc. and Gary E. Risley, W.      1998, Commission File No. 0-15495.
                  Stephen Jackson, J. Clark Stevens and
                  various other officers of the Company and
                  its subsidiaries

     10.90        Letter Agreement dated as of February 4,         Filed as Exhibit 10.90 to Mesa Air Group, Inc.
                  1998 between Mesa Air Group, Inc. and Larry      Form 10-Q for the quarter ended March 31,
                  L. Risley                                        1998, Commission File No. 0-15495.

     10.91        Code Share and Revenue Sharing Agreement         Filed herewith
                  between Mesa Airlines, Inc. and America
                  West Airlines, Inc. (Request for confidential
                  treatment submitted to SEC.)

     27           Financial Data System                            Filed herewith