Form 10-Q/A
period 1998-03-31
MESA AIR GROUP INC
filed 1998-08-21
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q - A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                         Commission File Number 0-15495


                              MESA AIR GROUP, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                            85-0302351
--------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


  3753 Howard Hughes Parkway, Suite 200, Las Vegas               89109
----------------------------------------------------         --------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:          (702) 892-3773
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
                      (in thousands, except per share amounts)


                                                      Three Months Ended          Six Months Ended
                                                           March 31                   March 31
                                                    1998             1997          1998         1997
                                                  --------         --------       --------     --------
Operating revenues:
       Passenger                                  $115,769         $123,037       $237,835     $241,912
       Freight and other                             3,864            2,373          6,357        4,909
                                                  --------         --------       --------     --------
           Total operating revenues                119,633          125,410        244,192      246,821
                                                  --------         --------       --------     --------
Operating expenses:
       Flight operations                            47,765           45,705         95,729       87,683
       Maintenance                                  23,604           21,482         46,531       42,775
       Aircraft and traffic servicing               21,706           21,409         43,452       41,806
       Promotion and sales                          16,737           17,984         35,237       35,576
       General and administrative                    7,463            5,778         15,526       12,736
       Depreciation and amortization                 7,305            8,482         14,548       17,025
       Other operating items                         6,500              --          40,443         --
                                                  --------         --------       --------     --------
           Total operating expenses                131,080          120,840        291,466      237,601
                                                  --------         --------       --------     --------
           Operating income (loss)                 (11,447)           4,570        (47,274)       9,220
                                                  --------         --------       --------     --------
Non-operating income (expense):
       Interest expense                             (6,809)          (6,897)       (13,043)     (13,593)
       Interest income                                 268              503            863        1,045
       Other                                         4,729              205          4,593          277
                                                  --------         --------       --------     --------
           Total non-operating income (expense)     (1,812)          (6,189)        (7,587)     (12,271)
                                                  --------         --------       --------     --------
           Loss before income taxes                (13,259)          (1,619)       (54,861)      (3,051)
Income tax benefit                                    --               (630)        (2,511)      (1,186)
                                                  --------         --------       --------     --------
           Net loss                               $(13,259)        $   (989)     $ (52,350)    $ (1,865)
                                                  ========         ========      =========     ========
Average common and common equivalent
 shares outstanding                                 28,304           28,265         28,299       28,263
                                                  ========         ========      =========     ========
Net loss per common and
 common equivalent share                          $  (0.47)        $  (0.03)     $   (1.85)    $  (0.07)
                                                  ========         ========      =========     ========

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                    March 31    September 30
                                                                       1998         1997
                                                                     --------     --------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 36,534     $ 57,232
     Marketable securities                                               --          8,690
     Receivables, primarily traffic                                    47,268       53,852
     Income tax refund receivable                                       7,349        6,999
     Expendable parts and supplies, net                                30,769       31,377
     Prepaid expenses and other current assets                          8,906        8,553
                                                                     --------     --------
       Total current assets                                           130,826      166,703
    Property and equipment, net                                       433,112      440,890
    Lease and equipment deposits                                       11,671       10,354
    Intangibles, net                                                   21,350       22,071
    Other assets                                                        7,429        9,848
                                                                     --------     --------
     Total assets                                                    $604,388     $649,866
                                                                     ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt and capital leases            $ 16,781     $ 31,786
     Accounts payable                                                  13,430       21,884
     Air traffic liability                                             11,420        6,785
     Accrued compensation                                               6,779        7,025
     Other accrued expenses                                            37,528       30,662
                                                                     --------     --------
       Total current liabilities                                       85,938       98,142
Long-term debt and capital leases, excluding current portion          329,809      338,199
Deferred credits and other liabilities                                 66,679       34,837
Deferred income taxes                                                    --          1,600
Stockholder's equity:
     Preferred stock of no par value, 2,000,000 shares                   --           --
       authorized; no shares issued and outstanding
     Common stock of no par value, 75,000,000 shares authorized;      101,626      101,361
       28,327,917 and 28,294,584 shares issued and outstanding
     Retained earnings                                                 20,336       72,686
     Unrealized gain on marketable securities, net                       --          3,041
                                                                     --------     --------
       Total stockholder's equity                                     121,962      177,088
                                                                     --------     --------
Total liabilities and stockholder's equity                            $604,388     $649,866
                                                                     ========     ========

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                            Six Months Ended March 31

                                                             1998          1997
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(52,350)     $ (1,865)
Adjustments to reconcile net loss to
  net cash flows from operating activities:
   Depreciation and amortization                            15,196        17,025
   Provision for other operating items                      40,443          --
   Amortization of deferred credits                        (11,177)         (846)
   Stock bonus plan                                           --             348
   Provision for doubtful accounts                           1,012          --
   Gain on sale of securities                               (4,544)         --
   Other                                                       771          --
   Changes in assets and liabilities:
    Receivables                                              5,572        (9,187)
    Expendable parts and supplies                              608          (526)
    Prepaid expenses and other current assets                 (353)       (3,116)
    Accounts payable                                        (8,454)        4,403
    Other accrued liabilities                               10,036        (6,541)
                                                          --------      --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES:              (3,240)         (305)
                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (6,443)       (4,198)
  Proceeds from sale of property and equipment                --           1,803
  Proceeds from sale of marketable securities               11,102         1,000
  Other assets                                               2,419         5,027
  Lease and equipment deposits                              (1,317)         (900)
                                                          --------      --------
    NET CASH FLOWS FROM INVESTING ACTIVITIES:                5,761         2,732
                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt and obligations
  under capital leases                                     (23,484)       (8,826)
 Proceeds from issuance of common stock                        265           122
 Proceeds from deferred credits                               --             409
                                                          --------      --------
    NET CASH FLOWS FROM FINANCING ACTIVITIES:              (23,219)       (8,295)
                                                          --------      --------
    NET CHANGE IN CASH AND CASH EQUIVALENTS:               (20,698)       (5,868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            57,232        54,720
                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 36,534      $ 48,852
                                                          ========      ========

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.



                                              MESA AIR GROUP, INC.
                                              Registrant


Date:  August 21, 1998                        /s/ Blaine M. Jones
                                              ------------------------------
                                              Blaine M. Jones
                                              Chief Financial Officer
                                              (Principal Accounting Officer)