Form 10-K
period 1998-09-30
MESA AIR GROUP INC
filed 1999-01-12
CIK 810332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 1998    Commission File
                                                       Number 0-15495

                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                             85-0302351
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

    410 North 44th Street, Suite 700, Phoenix, Arizona          85008
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (602) 685-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 17, 1998:

                    Common Stock, no par value: $199,729,822

On December 17, 1998, the Registrant had outstanding 28,369,081 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE



           DOCUMENTS                FORM 10-K REFERENCE
           ---------                -------------------
           None                     None

PART I

This Form 10-K includes certain statements, including statements regarding the Company's operations which are within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should", "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms and other comparable terminology. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause Mesa's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of Mesa. Many of such factors are not under Mesa's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Mesa disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See, "FORWARD-LOOKING STATEMENTS."

ITEM 1.       BUSINESS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa") is an independently owned regional airline serving 108 cities in 28 states, the District of Columbia, Toronto, Canada, and Guaymas and Hermasillo, Mexico. Mesa operates a fleet of 112 aircraft and has approximately 1,000 daily departures.

Mesa's airline operations are conducted by two regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code-sharing agreement with America West Airlines, Inc. ("America West") and as USAirways Express under code-sharing agreements with USAirways, Inc. ("USAirways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly-owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express.

CORPORATE STRUCTURE

Mesa is a Nevada corporation and has its principal executive office in Phoenix, Arizona. In addition to its airline operating subsidiaries, MAI and Air Midwest, Inc., a Kansas corporation and certificated air carrier ("Air Midwest"), Mesa owns WestAir Holdings, Inc., a California corporation, and the owner of WestAir Commuter Airlines, Inc. ("WestAir"), a certificated carrier, which ceased operations in 1998; and various non-airline operations which include:

- MPD, Inc., a Nevada corporation d.b.a. Mesa Pilot Development, which operates Mesa's training program for new pilots in conjunction with San Juan college in Farmington, New Mexico.

- Regional Aircraft Services, Inc., a California corporation owned by WestAir Holdings, Inc., which performs component overhaul and repair services.

- FCA, Inc., a Nevada corporation d.b.a. Four Corners Aviation, a fixed-base operation in Farmington, New Mexico.

- Mesa Leasing, Inc. a Nevada corporation, a subsidiary established to assist Mesa's acquisition and leasing of aircraft.

- MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company established for the purpose of obtaining more favorable liability rates for Mesa and its subsidiaries.

Mesa and CCAIR, Inc., a regional airline based in Charlotte, North Carolina that operates under a code-sharing agreement with USAirways, announced in August
1998 that they had signed a Letter of Intent whereby Mesa would acquire CCAIR as a wholly owned subsidiary. The transaction would be valued at approximately $60 million (including $15 million of debt assumed) and is intended to be accounted for as a pooling of interests. The agreement contemplated by the Letter of Intent is an all stock transaction whereby Mesa would acquire all outstanding shares of CCAIR's common stock by issuing Mesa shares equivalent in value to $5.40 for each share of CCAIR common stock, subject to a maximum of .982 shares (at a Mesa share price of $5.50) and a minimum of .568 shares

(at a Mesa share price of $9.50). Consummation of the transaction is subject to certain conditions, including completion of mutual due diligence, the negotiation and execution of a definitive merger agreement, receipt of regulatory approval, shareholder approval from both the CCAIR shareholders (as to the merger) and the Mesa shareholders (as to the issuance of Mesa shares in the merger), and satisfaction of closing conditions to be contained in a definitive purchase agreement.

 MESA AIRCRAFT IN OPERATION BY CODE SHARE PARTNER AS OF SEPTEMBER 30, 1998

                                 BEECH            EMBRAER
                                 1900    DASH 8   BRASILIA   CRJ      TOTAL

   USAirways Express            68        -         1        12         81

   America West Express          7       12        --         4         23

   Mesa                          8       --        --        --          8
                               ---      ---       ---        ---        ---

      TOTAL:                    83       12         1         16        112
                               ====     ===       ===        ===        ===


In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa has contracts with the U.S. Postal Service for carriage of mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service.

CODE-SHARING RELATIONSHIPS

Approximately 93% of Mesa's consolidated revenues are derived from operations associated with code-sharing agreements with America West and USAirways. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners', and provide coordinated schedules and joint advertising. Mesa's passengers receive mileage credits in the respective frequent flyer programs, and credits in those programs can be used on Mesa's flights.

Mesa's subsidiaries have one code-sharing agreement with America West and four separate code-sharing agreements with USAirways. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other code-sharing agreement with the same code-sharing partner.

The code-sharing agreements provide for terms of six years for America West (expiring in 2004), and five to 10 years for USAirways (Air Midwest expires in 2000 in the Kansas City hub, and the various MAI agreements expire in 2003 in Pittsburgh and for the Canadair Regional Jets ("CRJ") service (described below) and 2004 in the New Orleans, Boston, Philadelphia, Tampa and Orlando hubs). Although the provisions of the agreements vary, generally they are subject to cancellation should Mesa's subsidiaries fail to meet certain operating and performance standards, the breach of other contractual terms and conditions, and, in the case of the USAirways code-sharing agreements (other than the new CRJ service agreement described below), upon six months' notice by either party. The code-sharing agreements do not prohibit the major carrier from serving routes served by the various subsidiaries of Mesa. The code-sharing agreements contain varying provisions allowing Mesa's partners to terminate the agreements upon certain potential operational or "change in control" events. The agreements with USAirways provide that USAirways may terminate its code-sharing agreements upon a change in control of Mesa consisting of not less than 51 percent of the outstanding voting stock or a replacement of 50 percent or more of the members of the Board of Directors. A termination or expiration without renewal of any code-sharing agreements with America West or USAirways would have a material adverse effect on Mesa's business, financial condition, and results of operation.

In November 1997, MAI entered into a new code-sharing agreement with USAirways to provide CRJ service between various domestic city pairs. The CRJ code-sharing agreement terminates five years after CRJ service first begins but is subject to earlier termination by USAirways (i) in the event certain performance requirements are not met and remain uncured for 90 days or (ii) without cause on a "per aircraft basis" three years after such aircraft have been installed in the system upon 180 days' notice. In addition, payments to MAI are based on operating performance goals and may be increased or decreased based on actual results. For the fiscal year ended September 30, 1998, USAirways Express represented approximately 66% of the available seat mile (ASM) capacity of Mesa's aircraft and 70% of its consolidated revenue.

Mesa operates 23 of its fleet of 112 aircraft as America West Express out of hubs in Phoenix, Arizona and Columbus, Ohio. For the fiscal year ended September 30, 1998, the America West Express operation represented approximately 27% of the ASMs of Mesa's aircraft and approximately 23% of its consolidated revenue. Mesa is currently operating four CRJ aircraft in the America West system, and intends to add one additional CRJ each month through September 1999. Allocation of additional CRJ aircraft is a forward looking statement and is subject to change depending on, among other factors, the availability of CRJ aircraft from the manufacturer, the willingness of management of America West to agree to deployment of additional aircraft, and changes in competitors' routes.

MARKET FACTORS

The key factors supporting the regional airline market are:

- Service in low-density markets which remain unattractive to major airlines and low-fare carriers;

- Relationships with the major airlines, operating feeder service to hubs for connecting passengers under code-sharing arrangements;

- Allocation of new-generation, lower-cost turboprop and smaller regional jet aircraft to routes that were traditionally larger jet routes;

- Ability to provide complementary service in existing major airline markets by operating flights in scheduling gaps between those of the major air carrier; and

- Lower costs than a major airline operating a similar route due to lower wages, more flexible work rules and more suitable aircraft for that particular route.

CORPORATE STRATEGY

Mesa's long-term business strategy is to operate a competitive and profitable, high-frequency, quality-service airline, primarily with a hub-and-spoke route system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) the previously discussed regional diversification, (ii) a focus on profitable markets, (iii) reactions to the changing economic and competitive environment , and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

For Mesa's USAirways Express turboprop operations, Mesa's market selection process follows an in-depth analysis on a route-by-route basis. Agreement is then reached, where appropriate, with USAirways regarding the level of service and fares. Mesa believes that this selection process enhances the likelihood of profits in a given market. Under the America West Contract and the USAirways Express Regional Jet operation, market selection is accomplished by America West and USAirways respectively.

AIRLINE OPERATIONS

In 1998, Mesa moved its corporate headquarters from Farmington, New Mexico and training department from Ft. Worth, Texas to Phoenix, Arizona. Departments included in the move were executives, flight operations including dispatch, accounting, training, personnel, and planning. Headquarters for Mesa's Air Midwest subsidiary is located in Wichita, Kansas.

Mesa has reduced the number and type of aircraft it operates. In July 1997, the Fokker 70 aircraft were retired and replaced by CRJ aircraft. Termination of Mesa's and WestAir's code-sharing agreement with United Airlines resulted in a surplus of 21 British Aerospace Jetstream 31 aircraft, 29 Embraer Brasilia aircraft and 37 1900D Beech aircraft. Management also elected to cease the operation of five Embraer Brasilia aircraft in Florida. Through a settlement agreement reached with WestAir's creditors, Mesa retired all 21 of the British Aerospace Jetstream 31 aircraft as well as 17 of the remaining 30-seat Embraer Brasilia aircraft. Retirement of these aircraft reduced the type of aircraft operated by Mesa to three: the 1900D, Dash 8-200 and CRJ aircraft. The last Embraer Brasilia aircraft in the system was parked on October 4, 1998. Of the 37 surplus Beech 1900D aircraft, 22 were sold to Great Lakes Aviation prior to September 30, 1998, and two Beech 1900D aircraft were sold on November 30, 1998. Mesa has entered into an agreement with Beechcraft whereby Beechcraft will market Mesa's remaining excess 1900D aircraft for a fee. SkyWest Airlines purchased two Embraer Brasilia aircraft and assumed leases on eight other Embraer aircraft. There were seven Embraer Aircraft left at September 30, 1998 which are scheduled to be traded in as Mesa receives CRJ deliveries. As of December 1998, three had been traded in on CRJ deliveries.

MESA'S JET SERVICE

In August 1996, Mesa entered into a memorandum of understanding with Bombardier Regional Aircraft Division ("BRAD") to acquire 16 CRJ 50-passenger jet aircraft with options to acquire an additional 32 of the jet aircraft. In August 1997, Mesa exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option agreement. This exercise included the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. Twenty CRJ aircraft had been delivered to Mesa by December 18, 1998. Delivery of the remaining twelve CRJ aircraft is scheduled to be completed before the end of calendar 1999.

MAI commenced independent jet service under its own name, "Mesa Airlines", between Ft. Worth and Houston, Texas in May 1997 and between Ft. Worth and San Antonio, Texas in September 1997. Subsequent to September 30, 1997, CRJ flights were initiated between Ft. Worth and Austin, Texas; San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. This independent jet operation was discontinued in February 1998, and the CRJ aircraft were redeployed in Mesa's USAirways Express and America West Express operations.

MARKETING

Under Mesa's code-sharing agreements, America West and USAirways (the major partners) coordinate advertising and public relations within their respective regions. In addition, Mesa benefits from the major partners' advertising programs in regions outside those served by Mesa, with the major partners' customers becoming customers of Mesa as a result of through-fares. Under these code-sharing arrangements, Mesa's passengers also benefit from through-fare ticketing with the major partners and greater accessibility to Mesa's flights on computer reservation systems and in the Official Airline Guide.

Mesa's services are promoted through listings in computer reservation systems, the Official Airline Guide, and through direct contact with travel agencies and corporate travel departments. Mesa participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. Mesa's non-code-share operation utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of Mesa's code-sharing partners are also utilized in each of Mesa's other operations through their respective code-sharing agreements. Mesa also pays booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems. Mesa believes that it has good relationships with the travel agents handling its passengers.

FARES AND FEE PER DEPARTURE

Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa has increasingly relied on fee per departure contractual agreements with its two code-sharing partners to generate revenue. All of Mesa's America West Express operations (except Guaymas and Hermasillo, Mexico) and all its USAirways Express jet operations are on a fee per departure basis. The percentage of revenue generated under the fee per departure agreements is expected to significantly increase in 1999 as Mesa adds additional regional jets to its America West Express and USAirways Express operations. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares, joint fares and fee per departure arrangements. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or USAirways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines, which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

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

Mesa believes that the Deregulation Act facilitated Mesa's entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Deregulation Act, however, makes possible the entry of other competitors, which have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in Mesa's markets.

Mesa believes its code-sharing agreements provide a significant competitive advantage in hub airports where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering a superior service makes it very difficult for other regional airlines to compete at such hubs. In addition to the enhanced competitive edge offered by the code-sharing agreements, Mesa competes with other airlines by offering frequent flights, flexible schedules and numerous fare levels.

FUEL

During its operating history, Mesa has experienced few problems with the availability of fuel, and it believes that it will be able to obtain fuel sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply. The extent and the duration of fuel price increases are not predictable; however, to the extent that fuel price increases cannot be passed on to the customer they are absorbed as an additional expense by Mesa. A substantial increase in the price of jet fuel or the lack of adequate fuel supplies in the future would have a material adverse effect on Mesa's business, financial condition and results of operation.

MAINTENANCE OF AIRCRAFT AND TRAINING

All mechanics and avionics specialists employed by Mesa have the appropriate training and experience and hold the required licenses issued by the Federal Aviation Administration (the "FAA"). Using a combination of FAA certified maintenance vendors and its own personnel and facilities, Mesa maintains its aircraft on a scheduled and "as-needed" basis. Mesa emphasizes preventive maintenance and inspects its aircraft engines and airframes as required. Mesa has also developed an inventory of spare parts specific to the aircraft it flies and has instituted a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

Mesa provides periodic in-house and outside training for its maintenance and flight personnel and also takes advantage of factory training programs that are offered when acquiring new aircraft.

Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred. Engine overhaul costs for the Dash 8 and CRJ engines are subject to power by the hour contracts with outside vendors and considered incurred as the aircraft are flown.

INSURANCE

Mesa carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers' compensation.

Mesa's captive insurance company, MAGI Insurance, Ltd., handles baggage and freight claims in addition to a portion of Mesa's hull and liability insurance.

EMPLOYEES

Mesa currently has approximately 2,500 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. Historically, Mesa has had no difficulty attracting qualified personnel to meet its requirements.

Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. Commencing in early 1997, the consolidation and standardizing of Mesa's pilot training program resulted in training delays and impacted Mesa's operations and resulted in unavailability of flight crews and cancellation of flights. The pilot shortage was reduced in October 1997 when Mesa reduced service in certain markets and temporarily removed aircraft from service, however, in early 1998 10 aircraft remained out of service to comply with the reduced levels of service required by USAirways until pilot and crew shortages could be alleviated in the second quarter of 1998. There has been no pilot shortages since the termination of Mesa's United Express operation in April 1998. No assurances can be made that pilot turnover and unavailability will not again be a significant problem in the future, particularly if major carriers expand. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

During December 1996, Mesa reached a five-year agreement with the Air Line Pilots Association (ALPA) for a single pilot contract for MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and opportunities for advancement. Air Midwest mechanics are represented by the International Association of Machinists (IAM), flight attendants at MAI are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

ESSENTIAL AIR SERVICE PROGRAM

The Essential Air Service program administered by the United States Department of Transportation (the "DOT") guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT will subsidize air service to communities, which might otherwise not have air service. Mesa services 14 such markets for an annual subsidy of approximately $4.7 million.

REGULATION

As an interstate air carrier, Mesa is subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the DOT which include required levels of financial, managerial, and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

Mesa is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections.

As a result of a special review by the FAA of Mesa's operations, and other factors, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order by September 30, 1997. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations ("FAR") and consolidate control of operational areas (maintenance, flight operation and training) under one central management team.

Effective in March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Mesa, one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 within the FAA's deadline. These requirements have resulted in increases in Mesa's costs, affecting Mesa's ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. Efforts are being made to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

Mesa is also subject to the jurisdiction of the Federal Communications Commission regarding the utilization of its radio facilities and to the jurisdiction of the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement and curfews.

ITEM 2.           PROPERTIES

Mesa's primary property consists of the aircraft used in the operation of its business. The following table lists the aircraft owned and leased by Mesa as of September 30, 1998:


                                       NUMBER OF AIRCRAFT

                                                           PASSENGER
       TYPE OF AIRCRAFT      OWNED     LEASED     TOTAL    CAPACITY

Beechcraft 1900                86        10        96        19

Embraer Brasilia               --         7         7        30

Dash 8-200                     --        12        12        37

Canadair Regional Jet          --        16        16        50
                              ---       ---       ---
Total                          86        45       131
                              ===       ===       ===



Of the total aircraft, 13 of the Beechcraft 1900D aircraft were not in active service at September 30, 1998. Two of these Beechcraft 1900D aircraft were sold subsequent to September 30, 1998, while the remaining 11 are still available for sale. Six of the seven Embraer Brasilia were not used in scheduled service at September 30, 1998. The one Embraer Brasilia that was in active service at September 30, 1998 was removed from service in October 1998. All of these Embraer Brasilia aircraft are scheduled to be traded in to Bombardier upon the delivery of additional CRJ's. At December 1998, three of the seven Embraer Brasilia aircraft had been traded in on CRJ aircraft. See "Business - Airline Operations" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- Liquidity and Capital Resources " for a discussion regarding Mesa's aircraft fleet commitments.

In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

   TYPE                             LOCATION                   OWNERSHIP            APPROXIMATE SIZE
   ------------------------        ---------------            ------------          -----------------
   Administration/Executive        Phoenix, AZ                    Leased              21,003 sq. ft.
      Accounting/Dispatch
   Flight                          Phoenix, AZ                    Leased               7,559
   Operations/Training
   Revenue Accounting              Farmington, NM                 Owned                7,000.
   Administration                  Farmington, NM                 Owned               18,000.
   Operations                      Farmington, NM                 Owned               16,000
   Hangar                          Farmington, NM                 Leased              30,000
   Engine Shop                     Farmington, NM                 Leased               6,000
   Hangar                          Fresno, CA                     Leased              50,000
   Warehouse/Office                Fresno, CA                     Leased              21,750
   Hangar/Office                   Wichita, KS                    Leased              30,000
   Hangar/Office                   Jacksonville, FL               Leased              30,256
   Hangar                          Jamestown, NY                  Leased              30,000
   Hangar/Office                   Dubois, PA                     Leased              23,000
   Hangar                          Reading, PA                    Leased              56,250
   Hangar/Office                   Grand Junction, CO             Leased              32,768
   Hangar/Office                   Bullhead City, AZ              Leased              12,852
   Parts Storage                   Phoenix, AZ                    Leased               1,000



Mesa's Administration/Executive/Accounting/Dispatch space is on a ten year lease that commenced November 1, 1998. The Flight Operations/Training space is on a two year lease commencing August 15, 1998. The Administration building in Farmington, New Mexico was sold in December 1998. Mesa anticipates selling the Revenue Accounting and Operations buildings in early 1999 and leasing back approximately 10,000 square feet for revenue accounting and reservations. Included in this sale is an additional 32,000 square feet of commercial real estate leased to unrelated entities. Almost 16,000 square feet of the hangar space in Fresno has also been sub-leased.

Mesa, as the lessee, leases space at each of the airports in which it operates to accommodate its operations. These leases are generally month-to-month or relatively short-term leases.

Mesa believes its current real property is both suitable and adequate for its current and anticipated needs.

ITEM 3.       LEGAL PROCEEDINGS

During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the Court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints were consolidated by court order, and in May, 1996, the court granted, in part, a motion to dismiss. Thereafter, a third amended consolidated complaint was filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. In May 1998, Mesa entered into a memorandum of understanding with the plaintiffs to settle the litigation. While Mesa and its corporate officers and directors believe they have substantial and meritorious defenses against the plaintiff's allegations and have defended their position vigorously, they have agreed to a settlement to avoid ongoing litigation and associated costs. The memorandum of understanding provides for a total of $8 million to be paid to the class plaintiffs on behalf of the defendants. Mesa paid a substantial portion of the settlement. Mesa accrued an additional $2.5 million as of September 30, 1998 and on December 1, 1998, the settlement was approved by the Court and the cases were dismissed. A substantial portion of the ultimate settlement was provided by Mesa's previous accrual to vigorously defend this litigation.

In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa, Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc., seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 1, 1998, UAL filed a motion with the Court to amend its Complaint to include an additional $4.0 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines, Inc. ("SkyWest"). SkyWest was contracted to be Mesa's successor of the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. Mesa is seeking substantial damages against each defendant.

In November 1998, Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15 million. WestAir contributed approximately $11.2 toward the settlement and Mesa contributed approximately $3.8 million. Mesa anticipates recovering $2 million from WestAir in the future. WestAir had operated 43 leased aircraft pursuant to a Partnership Agreement with United Airlines, a division of UAL, and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. Mesa worked closely with all lessors to develop and implement a plan that was acceptable to both Mesa and the various lessors.

Mesa is also a party to legal proceedings and claims, which arise in the ordinary course of business.

Although the ultimate outcome of the above pending lawsuits cannot be determined at this time, Mesa believes, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on

Mesa's consolidated financial position. Mesa's belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.       Election of Directors
         Each nominee for Director received in excess of 90% of the total votes cast.

2. The Key Officers' Stock Option Plan was approved with 17,322,436 (81.1%) voting for, 3,937,331 (18.4%) voting against, and 109,212 abstentions.

3. The Outside Directors Stock Option Plan was approved with 8,602,297 (82.7%) voting for, 3,780,533 (16.8%) voting against, and 107,370 abstentions.

4. The amendment to the 1996 Restated and Amended Employee Stock Option Plan was approved with 15,831,818 (74%) voting for, 5,417,360 (25.4%)
         voting against, and 19,896 abstentions.

5. The Indemnification Agreements granted to officers and directors were ratified with 24,931,771 (97.7%) voting for, 477,458 (1.8%) voting against, and 107,744 abstentions.

6. The ratification of selection of KPMG Peat Marwick LLP as independent auditors of the Company for fiscal 1998 was approved with 26,651,950 (99.5%) voting for, 65,756 (0.2%) voting against, and 64,038 abstentions.

7. The shareholder proposal to hire an investment banker to explore the sale or merger of the Company was defeated with 1,750,078 (8.2%) voting for, 17,475,205 (81.9%) voting against, and 2,113,991 abstentions.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

Presented below are the high and low sales prices of the Common Stock of Mesa Air Group, Inc. on the NASDAQ National Market System under the symbol "MESA".

                              FISCAL 1998                   FISCAL 1997
        QUARTER           HIGH            LOW          HIGH            LOW

    First                $6.875         $4.938        $10.500    $    6.440

    Second                9.406          5.250          7.630         5.440

    Third                 8.875          7.500          6.500         4.690

    Fourth                8.313          4.672          6.630         5.000


On December 2, 1998, Mesa had 1,236 shareholders of record. Mesa has never paid cash dividends and does not intend to pay cash dividends in the future.

ITEM 6.       SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA AND OPERATING STATISTICS
In thousands of dollars, except per share and average fare amounts and otherwise indicated

                                                                        YEARS ENDED SEPTEMBER 30
                                                  1998             1997             1996             1995             1994

   Operating revenues                           $423,541         $510,977         $500,363         $455,139         $396,134
   Operating expenses                           468,329          565,463          452,369          425,567          347,760
   Operating income (loss)                      (44,788)         (54,486)         47,994           29,572           48,374
   Other income (expense)                       6,100            3,087            14,302           (156)            3,534

   Interest expense                             22,508           27,776           12,777           6,395            7,916
   Earnings (loss) before income taxes          (61,196)         (79,175)         49,519           23,021           43,992
   Net earnings (loss)                          (53,434)         (48,597)         30,407           14,012           27,688

   Net earnings (loss) per share: basic         (1.89)           (1.72)           1.01             0.43             0.78
   Net earnings (loss) per share: diluted       (1.89)           (1.72)           1.00             0.42             0.76
   Working capital                              3,371            68,561           70,860           115,378          134,186
   Total assets                                 470,952          679,866          678,491          446,722          419,902
   Long-term debt, excluding current            234,475          338,199          338,278          78,411           91,722
    portion
   Stockholders' equity                         121,099          177,088          224,666          255,883          234,316
   Net book value per share                     $4.27            $6.26            $7.96            $7.53            $7.16

   Passengers carried                           5,103,931        6,720,631        6,463,690        6,086,782        5,170,252
   Revenue passenger miles (000)                1,239,900        1,397,645        1,364,681        1,179,397        982,642
   Available seat miles (000)                   2,289,488        2,484,489        2,437,662        2,310,895        1,897,933
   Average passenger journey                    243              208              211              194              190
   Average stage length                         191              171              167              167              163
   Load factor                                  54.2%            56.3%            56.0%            51.0%            51.8%
   Break-even passenger load factor             93.9%            94.4%            51.7%            49.2%            47.0%
   Revenue per available seat mile              18.5(cent)       20.6(cent)       20.5(cent)       19.7(cent)       20.9(cent)
   Cost per available seat mile                 20.5(cent)       22.8(cent)       18.6(cent)       18.4(cent)       18.3(cent)
   Average yield per revenue passenger mile     34.2(cent)       35.8(cent)       35.9(cent)       37.5(cent)       38.9(cent)

   Average fare                                 $80.83           $74.52           $75.72           $72.53           $74.11
   Aircraft in service                          112              184              175              177              166
   Cities served                                108              168              164              172              165
   Number of employees                          2,500            4,800            4,000            3,900            3,500


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

Mesa Air Group, Inc. and its subsidiaries are a group of regional airlines and related companies providing service across the United States as America West Express, Mesa Airlines, USAirways Express, and until May 31, 1998, as United Express.

The following tables set forth selected operating and financial data of Mesa for the years indicated below:

                                                OPERATING DATA
                                             YEARS ENDED SEPTEMBER 30
                                          1998         1997          1996
                                       ----------    ---------     ---------

    Passengers                         5,103,931     6,720,631     6,463,690
    Available seat miles (000)         2,289,488     2,484,489     2,437,662
    Revenue passenger miles (000)      1,239,900     1,397,645     1,364,681
    Load factor                        54.23%        56.3%         56.0%
    Revenue per ASM                    18.5(cent)    20.6(cent)    20.5(cent)
    Yield per RPM                      34.2(cent)    35.8(cent)    35.9(cent)
    Cost per ASM                       20.5(cent)    22.8(cent)    18.6(cent)



                                 FINANCIAL DATA

                                                          YEARS ENDED
                                                          SEPTEMBER 30

                                      1998                                1997                                  1996
                         -----------------------------       -------------------------------      -----------------------------
                                     PERCENT      COST                   PERCENT        COST                   PERCENT     COST
                         AMOUNT        OF          PER       AMOUNT        OF            PER       AMOUNT        OF         PER
                          (000)     REVENUES       ASM        (000)     REVENUES         ASM        (000)     REVENUES      ASM

Flight operations      $ 167,630     39.6%     7.3(cent)  $181,696        35.6%     7.3(cent)   $166,151        33.2%   6.8(cent)

Maintenance               81,847     19.3%     3.6(cent)    93,278        18.3%     3.8(cent)     81,400        16.3%   3.3(cent)

Aircraft and traffic                68,125    16.1%   3.0(cent)    85,755    16.8%    3.5(cent)    73,469  15.0%    3.0(cent)
servicing

Promotion and sales                 57,767    13.6%   2.5(cent)    75,448    14.8%    3.0(cent)    74,844   15.0%    3.1(cent)

General and administrative          26,768     6.3%   1.2(cent)    26,543     5.2%    1.1(cent)    29,186    5.8%    1.2(cent)

Depreciation and amortization       25,749     6.1%   1.1(cent)    34,859     6.8%    1.4(cent)    24,296    4.9%    1.0(cent)

Other operating items               40,443     9.6%   1.8(cent)    67,884    13.3%    2.7(cent)     3,023    0.6%    0.1(cent)

    Total operating expenses      $468,330   110.6%  20.5(cent)  $565,463   110.7%   22.8(cent)   452,369   90.4%   18.6(cent)

Interest expense                  $ 22,508     5.3%   1.0(cent)  $ 27,776     5.4%    1.1(cent)  $ 12,777    2.6%    0.5(cent)



REVENUE AND EXPENSE COMPARISON

Fiscal 1998 versus Fiscal 1997

Operating revenues decreased by $87.4 million (17.1%) for fiscal year ended September 30, 1998, compared to the prior fiscal year. This decrease was primarily attributable to the termination of Mesa's United Express operations on the west coast and Denver, Colorado in April and May, 1998. This represents a 24.1% decrease in passengers, partially offset by an 8.5% increase in average fares. Capacity, measured by Available Seat Miles (ASMs), decreased by 7.8% and passenger traffic, measured by Revenue Passenger Miles (RPMs), which represents one passenger carried one mile, decreased by 11.3%. The load factor decreased from 56.3% to 54.2%, yield (passenger revenue per RPM) decreased to 34.2(cent) in fiscal 1998 from 35.8(cent) per RPM, and revenue per ASM decreased to 18.5(cent) from 20.6(cent) per ASM in fiscal 1997. The airline industry has a history of fare and traffic volatility. Management expects revenue per available seat mile to remain relatively stable in existing markets during the next fiscal year. However, the CRJ jet aircraft, which is faster and flown over a longer stage length than turbo prop aircraft, generates lower revenue per ASM than turbo prop aircraft. Because Mesa expects to operate increasing numbers of CRJ aircraft in the future, overall revenue per ASM and cost per ASM is expected to be lower in the 1999 fiscal year than that attained in fiscal 1998.


Flight Operations expense decreased by 7.8 percent to $167.6 million (7.3 cent) per ASM) for the 1998 fiscal year, from $181.7 million (7.3(cent) per ASM) for the comparable period in 1997. Fuel costs decreased by $16.7 million during the current period as compared to the prior period, primarily as a result of operating fewer aircraft in 1998. On an ASM basis, fuel costs decreased to 2.2(cent) during the current period from 2.7(cent) in the prior period as a result of longer stage length and more efficient aircraft. Pilot costs decreased by $4.4 million during the year, remaining at 2.2(cent) per ASM for both the fiscal years ending September 30, 1998 and 1997. Pilot training costs increased by $6.5 million for the fiscal year ended September 30, 1998, from the fiscal year ended September 30, 1997 due to the retraining costs associated with adding 11 CRJ aircraft into the fleet. Dispatch costs increased by $.8 million in the 1998 period due to the stricter operating requirements of FAR Part 121. These cost increases were partially offset by an approximate $9.4 million reduction in aircraft lease expense, from 2.7(cent) per ASM in the 1997 fiscal year to 2.5(cent) in the 1998 fiscal year, which resulted from flying fewer aircraft. Ownership costs of owned aircraft are reported as depreciation and interest expense rather than flight operations expense.

Maintenance costs decreased by 12.3% to $81.8 million (3.6(cent) per ASM) for the 1998 fiscal year, from $93.3 million (3.8(cent) per ASM) for the prior year. Engine overhaul expenses decreased by $14.0 million due to the decline in fleet size. These savings were partially offset by increased parts usage of $7.3 million and accrued costs for engine overhauls for the Dash 8 and CRJ engines on power by the hour contracts.

Aircraft and Traffic Servicing costs decreased by 20.6% to $68.1 million (3.0(cent) per ASM) during fiscal 1998 from $85.8 million (3.5(cent) per ASM ) in fiscal 1997. Station wages decreased by $8.3 million or from 1.0(cent) per ASM in fiscal 1998 to 0.7(cent) per ASM in fiscal 1998 due to more efficient staffing. Station rent decreased by $5.5 million in fiscal 1998 from fiscal 1997 due to the elimination of the higher rental cost West Coast and Denver operations.

Promotion and Sales expense decreased by 23.4% to $57.8 million (2.5(cent) per ASM) during fiscal 1998 from $75.4 million (3.0(cent) per

ASM) in fiscal 1997. The decrease was primarily attributable to a reduction in booking fees. Mesa's new contract with America West eliminates booking fees and travel agency commissions, and thus these expenses are expected to continue to decrease in fiscal year 1999.

Depreciation and amortization expense decreased by $9.1 million to $25.7 million in fiscal 1998 and interest expense decreased by $5.3 million to $22.5 million in such period. The decrease in depreciation was due to the write-off of the Denver system intangibles at September 30, 1997 in connection with the termination of the United Express operations. The decrease in the interest expense was due to lower outstanding loan balances as a result of the retirement of aircraft.

At December 31, 1997 and September 30, 1997, Mesa recognized provisions of $33.9 million and $72.1 million, respectively, for the termination of the United Express operations which included the non-renewal of the WestAir, and early termination of the MAI, code-sharing agreements with UAL. These provisions are included in other operating items. (See footnotes 11 and 15 in the accompanying consolidated financial statements for additional discussion). Both the $33.9 million and the $72.1 million provisions provide for the estimated loss on the retirement or sale of aircraft, parts and equipment which were surplus to the needs of Mesa upon expiration and early termination of the code-sharing agreements. In addition, the provision includes an estimate for all other anticipated costs of discontinuation or sale of Mesa's WestAir, Denver and Pacific Northwest operations. Other operating items in fiscal 1998 also include $4.0 million for the termination of the Ft. Worth jet operations, and $2.5 million for the settlement of a shareholder lawsuit. Other operating items in fiscal 1997 also include a gain from the settlement with an aircraft manufacturer of $5.2 million and a $1 million aircraft return provision related to the final settlement and return of Mesa's Fokker 70 aircraft.

FISCAL 1997 VERSUS FISCAL 1996

Operating revenues increased by $10.6 million (2.1%) for fiscal 1997 compared to the prior fiscal year. This increase in operating revenues is the result of a 4% increase in passengers, partially offset by a 1.6% decrease in average fares. Capacity, measured by ASMs, increased by 1.9% and passenger traffic, measured by RPMs, increased by 2.4%. The load factor increased from 56.0% to 56.3%, yield decreased to 35.8(cent) in fiscal 1997 from 35.9(cent) per RPM, and revenue per ASM increased to 20.6(cent) from 20.5(cent) per ASM in fiscal 1996.

Flight Operations expense increased by 9.4% to $181.7 million (7.3(cent) per ASM) for the fiscal year ended September 30, 1997, from $166.2 million (6.8(cent) per ASM) for the year ended September 30, 1996. Fuel costs increased by $10.1 million to 2.7(cent) per ASM from 2.3(cent) per ASM during the current period as compared to the prior period. Of that increase, $6.2 million is a result of a 7.0(cent) per gallon increase in the average price of fuel with increased usage accounting for the balance. Pilot costs increased by $14.0 million during the year due primarily to a $10.2 million increase in pilot wages and payroll taxes. Of this increase $6.1 million was a result of increased rates of pay associated with the new pilot contract which became effective in December 1996 and $4.1 million of the increase was due to an increase in the number of pilots employed. The costs of pilot meals and lodging increased by $3.4 million as a result of the new contract and conversion to operating under FAR Part 121. Dispatch costs increased by $1.9 million and pilot training costs rose by $2.0 million in the 1997 period due to the stricter operating requirements of FAR
Part 121. These cost increases were partially offset by an approximate $17.0 million reduction in aircraft lease costs during the 1997 fiscal year which resulted from the purchase of 69 aircraft in May 1996, previously operated by Mesa under operating leases. Aircraft ownership costs are reported as depreciation and interest expense rather than flight operations expense.

Maintenance costs increased by $11.9 million to $93.3 million (3.8(cent) per ASM) for the 1997 fiscal year, from $81.4 million (3.3(ceNt) per ASM) for the prior year. The requirements of operating under FAR Part 121, the associated new training requirements and implementation of the Consent Order with the FAA resulted in a 20% increase in the number of mechanics per airplane in fiscal 1997 as compared to fiscal 1996. The increase in number of mechanics per aircraft and a wage increase granted to the mechanics resulted in increasing labor costs by approximately $3.8 million during the fiscal year. An increase in the number of aircraft engine overhauls resulted in an increase in engine overhaul expense of $8.1 million (35.7%).

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

Promotion and Sales expense increased slightly from $74.8 million in fiscal 1996 to $75.4 million in fiscal 1997.

General and Administrative costs declined from $29.2 million in fiscal 1996 to $26.5 million in fiscal 1997. The decrease was primarily attributable to reduced management compensation expense under the management incentive program.

Depreciation and amortization expense rose by $10.5 million to $34.9 million and interest expense increased by $15.0 million to $27.8 million. The increase in depreciation and interest expense was due to the purchase of 69 aircraft in May 1996, which had previously been operated by Mesa under operating leases, and the purchase of 22 new Beechcraft aircraft financed with debt.

At September 30, 1997, Mesa recognized a provision of $72.1 million for the non-renewal of the WestAir, and early termination of the MAI, code-sharing agreements with UAL. This provision is included in other operating items. (See footnotes 11 and 15 in the accompanying consolidated financial statements for additional discussion). The $72.1 million provision provides for the estimated loss on the retirement or sale of aircraft, parts and equipment which are expected to be surplus to the needs of Mesa upon expiration and early termination of the code-sharing agreements. In addition, the provision included an estimate for all other anticipated costs of discontinuation or sale of Mesa's WestAir, Denver and Pacific Northwest operations. Other operating items in fiscal 1997 also includes a gain from the settlement with an aircraft manufacturer of $5.2 million and a $1 million aircraft return provision related to the final settlement and return of Mesa's Fokker 70 aircraft. In fiscal 1996, Mesa recognized a $3 million provision related to return of the Fokker 70 aircraft.

Mesa's effective tax rate of 38.6% is comparable with prior years.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of September 30, 1998 were $35.6 million, representing a decrease of $21.6 million over the prior year. Mesa's net cash flows used in operations was approximately $18.3 million during 1998, primarily as a result of the termination of the United Express code-sharing agreement. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

Mesa had receivables of approximately $22.8 million at September 30, 1998, which consist primarily of amounts due from code-sharing partner USAirways. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. However, termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At September 30, 1998, Mesa had 13 excess Beech 1900D aircraft, of which two were sold subsequent to September 30, 1998. At September 30, 1998, Mesa had seven Embraer Brasilia aircraft which will all be traded in on new CRJ aircraft. The manufacturer intends to reimburse Mesa for the lease cost until the aircraft are sold or leased elsewhere. By December 1998, three of the Embraer Brasilia aircraft had been traded in on CRJ aircraft. Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from the forward-looking statement in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or re-deploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with USAirways; termination of one or more of Mesa's credit facilities resulting in the need to repay unanticipated debt; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financings.

On March 1, 1998, Mesa's $20 million secured line of credit expired by its terms and the bank declined to renew it. Mesa has $2.4 million in restricted cash to secure letters of credit for various airports under this line of credit at September 30, 1998.

Mesa has significant lease obligations and debt payments on existing aircraft. At September 30, 1998, Mesa had 86 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC, to defer the monthly principle and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In September 1998, RACC refinanced from another lender an additional 11 Beech 1900D aircraft. The total financing by RACC is secured by the aircraft and totals $260 million at September 30, 1998 with monthly payments of $2.1 million. In November 1998, RACC refinanced from another lender three more Beech 1900D aircraft.

In August 1998 Mesa reached an Agreement with RACC whereby RACC agreed to purchase excess Beech 1900 aircraft parts from Mesa. As a result of disputes between Mesa and RACC regarding the applicability and value of certain aircraft parts under the Agreement, Mesa withheld its monthly payment on 83 Beech 1900 aircraft to RACC for the months of October and November 1998. In an Agreement dated January 7, 1999, Mesa and RACC resolved the issues regarding these parts and RACC accepted them in lieu of payment for the months of October and November 1998. To the extent that any Event of Default, as defined in the Loans, may have occurred for the months of October and November 1998, they have been deemed fully cured pursuant to the terms of the Agreement with RACC.

Future lease payments due under all aircraft operating leases were approximately $535 million at September 30, 1998. In addition, Mesa has significant lease obligations on other operating and non-operating aircraft. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying consolidated balance sheet. At September 30,1998, 45 aircraft were leased by Mesa with terms extending through June 2016. Total lease expense for the twelve months ended September 30, 1998 was $29.1 million.

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its USAirways Express operations on the East Coast. As of December 18, 1998, Mesa had received 20 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 12 by the end of 1999. Mesa has options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. The expected delivery schedule of aircraft is a forward-looking statement, which could significantly differ based on manufacturer's delivery delays, among other factors. Permanent financing has been completed on 11 of these aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The rate, but not the commitment, is subject to there being no material adverse change of Mesa. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional 9 aircraft delivered through December 1998 and for the remaining 12 aircraft to be delivered in 1999.

Approximately $1.0 million was incurred as a one-time expense in the fourth quarter of fiscal 1997 related to the two Fokker 70 aircraft returned by Mesa to Daimler-Benz.

Mesa currently has offers for various real properties in Farmington, New Mexico. The Administration Building was sold in December 1998 and Mesa anticipates closing on the Revenue Accounting and Operations buildings in early 1999. Mesa expects to receive in excess of $5.5 million from these sales. Mesa is also currently reviewing offers to buy Desert Turbine Services and Four Corners Aviation.

WestAir ceased operations on May 31, 1998 as a result of the termination of its United Express code-share agreement. In November 1998, Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15 million. WestAir contributed approximately $11.2 million of the settlement and Mesa approximately $3.8 million. Mesa anticipates recovering $2 million from WestAir's receivables and deposits in the future. WestAir had operated 43 leased aircraft pursuant to the Partnership Agreement and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. Mesa worked closely with all lessors to develop and implement a plan that was acceptable to both Mesa and the various lessors.

Mesa has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. Mesa is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous event.

In connection with the $110 million loss provision recorded of which $72.1 million was for the fiscal year ended September 30, 1997 and $37.9 million was for the year ended September 30, 1998, Mesa incurred $29.6 million in cash expenditures in fiscal 1998 primarily for disposition of surplus aircraft, severance and other expenditures. Mesa estimates that the cash expenditures for fiscal year 1999 attributable to the remaining costs related to the termination of the United Express code-share agreements and the shut down of the Denver and Fort Worth operations are approximately $6.9 million primarily related to aircraft interest and severance costs. At September 30, 1998, Mesa had applied $76.0 million to this provision, leaving a balance of $34 million for remaining disposition costs. Mesa estimates that the remaining provision will be adequate for the remaining disposition expenses. Mesa's estimation that the remaining provision will be adequate for the remaining disposition expenses is a forward-looking statement.

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept two digits entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than eleven months, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Certain of Mesa's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

Mesa has begun to compile a comprehensive inventory of its core business applications to determine the adequacy of these systems to meet future business requirements. To date, Mesa's Year 2000 remediation efforts have focused on its core business computer applications (i.e., those systems that Mesa is dependent upon for the conduct of day-to-day business operations). Year 2000 readiness is only one of many factors considered in this assessment. Out of this effort, a number of systems have already been identified for upgrade or replacement. In no case has a system been replaced or contemplated to be replaced solely because of Year 2000 issues, although in some cases the timing of system replacements is being accelerated. Thus, Mesa does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while Mesa may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

Mesa's reservation systems are tied to its code-sharing partners, USAirways and America West. Mesa representatives have met with the reservation system providers and are engaged in on-going dialogue regarding their year 2000 progress. Mesa has installed an upgraded version of its current accounting system which is represented by the vendor to be compliant but has not yet been tested. A new flight operations software package which will handle crew scheduling and dispatch is currently being installed to replace an in-house system and is expected to be compliant after implementation of a vendor supplied upgrade. Mesa has had extensive discussions with the manufacturers of its various aircraft to discuss year 2000 issues and identify the required avionics and flight systems upgrades which will be implemented during 1999. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA. Mesa currently has two employees devoted full-time to Year 2000 issues - one in Information Technology and one in the Maintenance department. Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with implementations and testing scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced much of its personal computers and related equipment that have embedded software in the last several months. Again, these replacements were not specifically related to Year 2000 but were part of a larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $.5 million in expenditures to complete its system upgrade. Mesa expects to incur costs to replace or repair some of its systems, but it has not at this time determined the amount of these costs.

Mesa is currently assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force is being formed and will began meeting to identify areas of concern and develop action plans. Mesa has also been meeting with similar task forces at America West, USAirways, and SABRE. Also as part of the Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force will include both internal and Company-external representation.

Mesa expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. Mesa believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that Mesa or the third parties with whom it has relationships would cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, Mesa would encounter disruptions to its business that could have a material adverse effect on its business, financial position, and results of operations. Mesa could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures.

Mesa has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 Task Force activities. Mesa maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by Mesa.

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for Mesa for the fiscal year ended September 30, 1999, is not currently expected to have a material impact on Mesa's consolidated financial statements based on the current financial structure and operations of Mesa.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for Mesa for the fiscal year ending September 30, 1999, will require Mesa to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to Mesa's consolidated financial statements than is currently required and provided.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner; compliance with Year 2000 issues, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the Safe harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    1. Consolidated Financial Statements

         Page 30 - Independent Auditors' Report

         Page 31 - Consolidated Balance Sheets - September 30, 1998 and 1997

         Page 33 - Consolidated Statements of Operations - Years ended September
                   30, 1998, 1997, and 1996

         Page 34 - Consolidated Statements of Cash Flows - Years ended September
                   30, 1998, 1997, and 1996

         Page 35 - Consolidated Statements of Stockholders' Equity - Years ended
                   September 30, 1998, 1997, and 1996

         Page 36 - Notes to Consolidated Financial Statements

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS

MESA AIR GROUP, INC.:

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1998, and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                                       KPMG LLP

Phoenix, Arizona

January 7, 1999

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       Year Ended September 30,
                                                                  1998           1997              1996
                                                          --------------------------------------------------
Operating revenues:
      Passenger                                                $ 412,526       $ 500,822          $ 489,432
      Freight and other                                           11,015          10,155             10,931
                                                          --------------------------------------------------

            Total operating revenues                             423,541         510,977            500,363
                                                          --------------------------------------------------

Operating expenses:
      Flight operations                                          167,630         181,696            166,151
      Maintenance                                                 81,847          93,278             81,400
      Aircraft and traffic servicing                              68,125          85,755             73,469
      Promotion and sales                                         57,767          75,448             74,844
      General and administrative                                  26,768          26,543             29,186
      Depreciation and amortization                               25,749          34,859             24,296
      Other operating items (note 15)                             40,443          67,884              3,023
                                                          --------------------------------------------------

           Total operating expenses                              468,329         565,463            452,369
                                                          --------------------------------------------------

            Operating income (loss)                              (44,788)        (54,486)            47,994
                                                          --------------------------------------------------

Non-operating income (expense):
      Interest expense                                           (22,508)        (27,776)           (12,777)
      Interest income                                                802           1,837              2,274
      Other                                                        5,298           1,250             12,028
                                                          --------------------------------------------------

          Total non-operating income (expense)                   (16,408)        (24,689)             1,525
                                                          --------------------------------------------------

           Earnings (loss) before income taxes                   (61,196)        (79,175)            49,519
Income tax expense (benefit) (note 5)                             (7,762)        (30,578)            19,112
                                                          --------------------------------------------------

           Net earnings (loss)                                 $ (53,434)      $ (48,597)          $ 30,407
                                                          ==================================================

 Average common shares outstanding: Basic                         28,328          28,275             29,988
                                                          ==================================================
 Average common shares outstanding: Diluted                       28,328          28,275             30,449
                                                          ==================================================

Net earnings (loss) per share: Basic                             $ (1.89)        $ (1.72)            $ 1.01
                                                          ==================================================
Net earnings (loss) per share: Diluted                           $ (1.89)        $ (1.72)            $ 1.00
                                                          ==================================================



          See accompanying notes to consolidated financial statements.

                                   MESA AIR GROUP, INC.
                               CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                                                                       September 30
                                                                                                    1998         1997
                                                                                                  ---------------------

ASSETS
Current Assets:
    Cash and cash equivalents                                                                     $ 35,622     $ 57,232
    Marketable securities (note 2)                                                                    --          8,690
    Receivables, primarily traffic                                                                  22,807       53,852
    Income tax refund receivable (note 5)                                                            9,057        6,999
    Expendable parts and supplies, less allowance for obsolescence of $1,952 and $2,631             29,774       31,377
    Prepaid expenses and other current assets                                                        4,897        8,553
                                                                                                  ---------------------
          Total current assets                                                                     102,157      166,703
Property and equipment, net (notes 3 and 4)                                                        331,974      440,890
Lease and equipment deposits (notes 8)                                                              11,515       10,354
Intangibles, less amortization of $6,625 and $5,200                                                 20,646       22,071
Other assets                                                                                         4,660        9,848
                                                                                                  ---------------------
    Total assets                                                                                  $470,952     $649,866
                                                                                                  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases (note 4)                                 $ 33,945     $ 31,786
    Accounts payable                                                                                12,243       21,884
    Air traffic liability                                                                            4,758        6,785
    Accrued compensation                                                                             3,834        7,025
    Other accrued expenses                                                                          44,006       30,662
                                                                                                  ---------------------
          Total current liabilities                                                                 98,786       98,142
Long-term debt and capital leases, excluding current portion                                       234,475      338,199
Deferred credits and other liabilities                                                              16,592       34,837
Deferred income taxes                                                                                 --          1,600
Stockholders' equity (note 6):
    Preferred stock of no par value, 2,000,000 shares                                                 --           --
        authorized; no shares issued and outstanding
    Common stock of no par value, 75,000,000 shares authorized;                                    101,847      101,361
         28,363,915 and 28,294,584 shares issued and outstanding
   Retained earnings                                                                                19,252       72,686
   Unrealized gain on marketable securities, net of deferred income taxes of $1,754 (note 2)          --          3,041
                                                                                                  ---------------------
          Total stockholders' equity                                                               121,099      177,088
                                                                                                  ---------------------
   Commitments, contingencies, and subsequent events (notes 4,7,8,9,11 and 15)
Total liabilities and stockholders' equity                                                        $470,952     $649,866
                                                                                                  =====================



          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year ended September 30
                                                                           1998         1997         1996
                                                                         -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                      (53,434)     $(48,597)     $ 30,407
Adjustments to reconcile net earnings (loss) to
    net cash flows from operating activities:
      Depreciation and amorization                                        25,749        34,859        24,296
      Provision for code share agreements and other operating items       40,443        72,100        10,000
      Deferred income taxes                                                 --         (20,439)       10,473
      Loss on disposal of property and equipment                            --            --             689
      Gain on sale of securities                                          (4,544)         --         (22,008)
      Amortization and write-off of deferred credits                     (38,327)       (1,745)       (3,271)
      Stock bonus plan                                                      --             349           970
      Provision for doubtful accounts                                      1,036          --            --
      Changes in assets and liabilities:
          Receivables                                                     30,533       (12,747)        3,706
          Income tax refund receivable                                    (2,058)       (6,999)         --
          Expendable parts and supplies                                    1,603        (4,421)       (2,274)
          Prepaid expenses and other current assets                        3,656        (2,159)          529
          Accounts payable                                                (9,641)        8,073        (4,361)
          Other accrued liabilities                                      (13,282)       (7,306)       (6,109)
                                                                         -----------------------------------
               NET CASH FLOWS FROM OPERATING ACTIVITIES:                 (18,266)       10,968        43,047
                                                                         -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (8,062)       (4,562)      (20,263)
    Proceeds from sale of property and equipment                          17,624         1,874         1,616
    Proceeds from sale of marketable securities                           11,102         1,000        40,861
    Other assets                                                            (481)        9,539          (354)
    Lease and equipment deposits                                          (1,161)         (339)          699
                                                                         -----------------------------------
            NET CASH FLOWS FROM INVESTING ACTIVITIES:                     19,022         7,512        22,559
                                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt                              27,464          --            --
    Principal payments on long-term debt and obligations
        under capital leases                                             (50,272)      (17,114)      (12,141)
    Proceeds from issuance of common stock                                   442           123         1,510
    Common stock repurchase and retirement                                  --            --         (53,930)
    Proceeds from deferred credits                                          --           1,023          --
                                                                         -----------------------------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:                    (22,366)      (15,968)      (64,561)
                                                                         -----------------------------------

            NET CHANGE IN CASH AND CASH EQUIVALENTS:                     (21,610)        2,512         1,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          57,232        54,720        53,675
                                                                         -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 35,622      $ 57,232      $ 54,720
                                                                         ===================================




          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                                                                       Available
                                                          Number         Common          Retained       for sale
Years ended September 30, 1998, 1997, and 1996          of shares        stock           earnings      securities          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                           33,460,742       $ 151,957        $ 90,876       $ 13,050        $ 255,883
Exercise of options (note 6)                               194,759           1,510               -              -            1,510
Stock bonus plan (note 7)                                   94,281             970               -              -              970
Common stock repurchase                                 (5,506,400)        (53,930)              -              -          (53,930)
Tax benefits from sale of optioned stock                         -             369               -              -              369
Change in unrealized gains, net of tax (note 2)                  -               -               -        (10,543)         (10,543)
Net earnings                                                     -               -          30,407              -           30,407
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                           28,243,382         100,876         121,283          2,507          224,666
Exercise of options (note 6)                                16,333             123               -              -              123
Stock bonus plan (note 7)                                   34,869             349               -              -              349
Tax benefits from sale of optioned stock                         -              13               -              -               13
Change in unrealized gains, net of tax (note 2)                  -               -               -            534              534
Net loss                                                         -               -         (48,597)             -          (48,597)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                           28,294,584         101,361          72,686          3,041          177,088
Exercise of options (note 6)                                69,331             442               -              -              442
Tax benefit from sale of optioned stock                          -              44               -              -               44
Change in unrealized gains, net of tax (note 2)                  -               -               -         (3,041)          (3,041)
Net loss                                                         -               -         (53,434)             -          (53,434)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                           28,363,915         101,847          19,252              -          121,099
-----------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 1998, 1997 and 1996

1.  Summary of Significant Accounting Policies

    a. Principles of Consolidation and Organization

       Mesa Air Group, Inc. and its subsidiaries ("Mesa") is a group of regional airlines providing service in various regions across the United States, plus the District of Columbia, as well as Toronto, Canada and Guaymas and Hermosillo, Mexico. Mesa operates as America West Express in the Southwest, USAirways Express throughout the East coast and Midwest, and independently as Mesa Airlines in New Mexico and Colorado utilizing 96 turboprop aircraft and 16 jet aircraft.

       Mesa is a Nevada corporation which owns Mesa Airlines, Inc. ("MAI"), a Nevada corporation and certificated air carrier; WestAir Holdings, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc. which ceased operations in 1998; Air Midwest, Inc., a Kansas corporation and certificated air carrier. Mesa's non-airline subsidiaries are MPD, Inc., a Nevada corporation d.b.a. Mesa Pilot Development, Mesa's pilot training program; FCA, Inc., a Nevada corporation, d.b.a. Four Corners Aviation; Mesa Leasing, Inc. a Nevada corporation established to facilitate Mesa's acquisition and leasing of aircraft; and MAGI Insurance, Ltd. a Barbados, West Indies based insurance company. The consolidated financial statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Mesa currently operates as America West Express under a code-sharing agreement which expires in 2004 with America West, utilizing Phoenix, Arizona and Columbus, Ohio as hubs.

       Mesa utilizes an Albuquerque hub as Mesa Airlines, serving the Southwest and Rocky Mountain regions.

       Mesa operates as USAirways Express under four code-sharing agreements with USAirways, Inc. ("USAirways"). One agreement covers operations utilizing a Kansas City hub and expires in 2000. Another USAirways code-sharing agreement covers operations out of the Pittsburgh hub and expires in 2003. The third agreement covers hubs in New Orleans, Tampa, Orlando, Philadelphia and Boston and expires in 2004. The fourth agreement which provides for Canadair Regional Jet ("CRJ") 50-passenger jet service on certain defined routes and expires in 2003.

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

    b. Cash and Cash Equivalents

       For purposes of the statements of cash flows, Mesa considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At September 30, 1998, the Company had $2.4 million of cash restricted as collateral for letters of credit.

    c. Marketable Securities

       All marketable securities are considered to be available for sale. Any unrealized holding gains or losses on available-for-sale securities have been recorded net of deferred taxes through stockholders' equity. Premiums and discounts on debt securities are amortized over the term to maturity using the interest method.

    d. Receivables

       Mesa provides commercial air transportation into most regions of the United States. The majority of the passenger tickets collected by Mesa at the time of travel are sold by other air carriers largely as a result of the code-sharing agreements discussed above. As a result, Mesa has a significant concentration of its accounts receivable with other air carriers and does not have any collateral securing such accounts receivable. At September 30, 1998 and 1997, accounts receivable from air carriers totaled approximately $15.1 million and $41.7 million, respectively. Accounts receivable credit losses have not been significant and have been within management's expectations.

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

    g. Intangibles

       Mesa evaluates the recoverability of its intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

       In July 1991, Mesa acquired Air Midwest, Inc. This acquisition resulted in purchased intangible goodwill of approximately $10.2 million, which is being amortized over a 40-year period. Subsequently the intangibles were reduced by approximately $4.7 million for the recognition of the tax effects of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase.

       In 1994, Mesa entered into Asset Purchase Agreements related to its operations as USAirways. Intangible assets acquired of $21.8 million are being amortized over a 20-year period.

       In connection with the discontinuance of United Express operations (Notes 11 and 15), the related intangibles were determined to be impaired at September 30, 1997 and a provision has been made for the carrying value of $26.3 million.

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


   k.  Maintenance

       Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred. Engine overhaul costs for the Dash 8 and CRJ engines are subject to power by the hour contracts with external vendors and considered incurred as the aircraft are flown.

    l. Earnings (Loss) Per Share

       On October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share", which standardizes the reporting for earnings (loss) per share ("EPS") into basic EPS and diluted EPS, and has restated all prior period EPS data to conform to SFAS No. 128.

       The number of shares used in the per share computation are as follows:

                                                                             SEPTEMBER 30
                                                                 -------------------------------------
                                                                    1998          1997           1996
                                                                             (IN THOUSANDS)

                   Basic:
                    Weighted average shares outstanding
                      during the year                              28,328         28,275         29,988
                   Diluted:
                    Weighted average shares outstanding
                       during the year                             28,328         28,275         29,988
                    Common stock equivalent shares -
                      assumed exercise of options                      --             --            461


                                                                   28,328         28,275         30,449


    m. Stock Options

       Prior to October 1, 1996, Mesa accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, Mesa adopted Statement of Financial Accounting Standards ("SFAS") No. 123,

       "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Mesa has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provision of SFAS No.
       123. (See note 6, "Stockholders' Equity.")

   n.  Use of Estimates

       Management of Mesa has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    o. New Accounting Standards

       The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by Mesa.

       In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for Mesa for the fiscal year ended September 30, 1999, is not currently anticipated to have a significant impact on Mesa's consolidated financial statements based on the current financial structure and operations of Mesa.

       In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for Mesa for the fiscal year ending September 30, 1999, will require Mesa to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which is currently anticipated to result in more detailed information in the notes to Mesa's consolidated financial statements than is currently required and provided.

2.   Marketable Securities

     Marketable securities available for sale are summarized as follows:

                                                   SEPTEMBER 30

                                              1998                    1997
                                   -----------------------      --------------------
                                                     (IN THOUSANDS)
                                      COST         MARKET        COST        MARKET
                                      BASIS        VALUE

     Equity securities --
     available for sale             $  --          $  --        $3,895       $8,690


      Mesa invested $18.7 million in America West in 1994 and received Class A shares of common stock, Class B shares of common stock and warrants. In 1996, Mesa sold a portion of its Class B common stock of America West, resulting in a realized gain of $22 million. In January 1998, Mesa sold its remaining investment in America West comprising Class A shares, Class B shares and warrants for Class B shares. Mesa received cash of approximately $11.1 million and recognized non-operating income of approximately $4.5 million on the sale of these securities.

3.   Property and Equipment

     Property and equipment consists of the following:

                                                         SEPTEMBER 30
                                                    1998              1997
                                                       (IN THOUSANDS)

        Flight equipment, substantially
          pledged                               $  386,300        $  494,755
        Other equipment                             12,952            17,206
        Construction in progress                       ---               221
        Leasehold improvements                       2,895             6,517
        Furniture and fixtures                       1,570             2,422
        Buildings                                   10,091             9,098
        Land                                           525               525
        Vehicles                                     1,422             2,258
                                                -----------       -----------
                                                   415,755           533,002
        Less accumulated depreciation              (83,781)          (92,112)
                                                -----------       -----------
        Net property and equipment              $  331,974        $  440,890
                                                ===========       ===========



     At September 30, 1998, Mesa had 13 surplus Beech 1900D aircraft with a net book value of approximately $40 million included in property and equipment, which were non-operating. Estimated losses to be realized upon the disposition of these aircraft are included in the restructuring provision (note 15). As of September 30, 1998 and 1997, Mesa had property and equipment consisting primarily of aircraft parts held for sale with a fair value of approximately $.9 million and $5.0 million, respectively, included in Other Assets.

4.   Long-Term Debt and Capital Leases

     Long-term debt and capital leases consist of the following:

                                                                              SEPTEMBER 30
                                                                           1998           1997
                                                                              (IN THOUSANDS)

Notes payable to manufacturers: approximately $2.1 million
including interest due monthly through 2011. Notes provide
variable rates of interest ranging from 6.87% to 7.5% at
September 30, 1998. Secured by aircraft.                                $ 236,639         $ 319,442

Notes payable to manufacturers: principal and interest due in
September 1999. Notes provide fixed interest at 7.5%. Secured by
aircraft.                                                                  23,100              --

Notes payable to banks: Approximately $93,500 due monthly plus interest indexed to adjusted LIBOR rates (7.31% to 7.56% at
September 30, 1998) through 2006. Secured by aircraft.                      8,174            49,569


Capital leases: due in monthly installments through 1999;
interest indexed to prime rate. Secured by equipment                          507               974
                                                                        ---------         ---------
Total long-term debt and capital leases                                   268,420           369,985

Less current portion                                                      (33,945)          (31,786)
                                                                        ---------         ---------
Long-term debt and capital leases, excluding current portion            $ 234,475         $ 338,199
                                                                        =========         =========

     Principal maturities of long-term debt and capital leases for each of the next five years are as follows:

                YEAR ENDING SEPTEMBER 30:             (IN THOUSANDS)
                          1999                           $33,945
                          2000                            10,950
                          2001                            11,630
                          2002                            12,203
                          2003                            12,841
                       Thereafter                        186,852



At September 30, 1998, Mesa had 86 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC, to defer the monthly principle and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In September 1998, RACC refinanced from another lender an additional 11 Beech 1900D aircraft. The total financing by RACC is secured by the aircraft and totals $260 million at September 30, 1998 with monthly payments of $2.1 million. In November 1998, RACC refinanced from another lender three more Beech 1900D aircraft.

In August 1998 Mesa reached an Agreement with RACC whereby RACC agreed to purchase excess Beech 1900 aircraft parts from Mesa. As a result of disputes between Mesa and RACC regarding the applicability and value of certain aircraft parts under the Agreement, Mesa withheld its monthly payment on 83 Beech 1900 aircraft to RACC for the months of October and November 1998. In an Agreement dated January 7, 1999, Mesa and RACC resolved the issues regarding these parts and RACC accepted them in lieu of payment for the months of October and November, 1998. To the extent that any Event of Default, as defined in the Loans, may have occurred for the months of October and November 1998, they have been deemed fully cured pursuant to the terms of the Agreement with RACC.

Mesa leases a flight simulator which has been recorded as a capital lease. This simulator was sold subsequent to year end.

5.   Income Taxes

     Income tax expense (benefit) consists of the following:


                                              SEPTEMBER 30
                                     1998          1997           1996
                  CURRENT:                  (IN THOUSANDS)
                        Federal   $ (6,162)    $(10,139)       $   7,912
                        State           --           --              727
                                  --------     --------        ---------
                                    (6,162)     (10,139)           8,639
                                  --------     --------        ---------
                  DEFERRED:
                        Federal     (1,451)     (16,054)           8,457

           State           (149)     (4,385)      2,016
                       ---------   ---------    -------
                         (1,600)    (20,439)     10,473
                       ---------   ---------    -------

                       $ (7,762)   $(30,578)    $19,112
                       =========   =========    =======



     The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1998, 1997 and 1996 to earnings (loss) before income taxes) as follows:

                                                                           SEPTEMBER 30
                                                               1998            1997             1996
                                                            ---------        ---------        --------
                                                                          (IN THOUSANDS)

Computed "expected" tax expense (benefit)                   $(21,419)        $(27,711)        $ 17,332

Increase (reduction) in income taxes resulting from:

    Intangibles                                                   98               98               98

    Investment tax credits                                        --               --              (29)

    Tax exempt interest                                           --               (1)             (32)

    State taxes, net of federal tax benefit                   (2,203)          (2,850)           1,783


    Increase in valuation allowance
                                                              15,762               --               --

    Other                                                       --               (114)             (40)
                                                            --------         --------         --------

        Total income tax expense (benefit)                  $ (7,762)        $(30,578)        $ 19,112
                                                            ========         ========         ========



     Elements of deferred income tax assets (liabilities) are as follows:

                                                                      SEPTEMBER 30
         DEFERRED TAX ASSETS:                                      1998          1997
                                                                     (IN THOUSANDS)

             Inventory, parts and equipment allowances         $    3,566   $    2,485


             Accrued expenses                                        500           904

             Deferred credit                                          --           536

             Other accrued liabilities                               757           770

             Provisions not deductible for tax                    20,724        27,831

         AMT credit carryover                                        2,099        12,922

         Unrealized holding gain on marketable securities               --        (1,754)

         Benefit of net operating loss and tax credit               55,337        20,129
          carry forwards                                         ---------     ---------

                                                                    82,983        63,823

         Valuation allowance                                       (15,500)       (1,000)
                                                                 ----------    ----------
         Net deferred tax assets                                    67,483        62,823
         Deferred tax liabilities:
           Depreciation and tax capital lease differences          (67,483)      (64,423)
                                                                 ------------- -----------
         Net deferred taxes                                      $      --     $  (1,600)
                                                                 ============= ===========


     Deferred tax assets include benefits estimated to be realized from the utilization of minimum tax credit carryforwards of $2.1 million which do not expire; from the utilization of investment tax credit carryforwards of $3.7 million which expire in 2000 through 2001; and net operating loss carryforwards of $41.9 million and $87.1 million which expire during 2012 and 2018 respectively. The tax benefits from the investment tax credit and loss carryforwards, which were obtained in the acquisition of Air Midwest, Inc., have been recorded as a reduction of intangibles.

     Mesa's U.S. federal income tax returns for the tax years ended September 30, 1993 and 1994 are being examined by the Internal Revenue Service (IRS). A final report of proposed adjustments, including a tax assessment of approximately $1.9 million, has been received from the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision exists in the consolidated financial statements for the estimated impact of the examination.

6.   Stockholders' Equity

     At September 30, 1998, Mesa has the following stock-based compensation plans:

     a. On June 2, 1992, Mesa adopted an employee stock option plan which provides for the granting of options to purchase up to 2,250,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,999,481 options have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 250,519. This eliminated all remaining options available for granting under this plan.

     b. On December 1, 1995, Mesa adopted an additional employee stock option plan under the new management incentive program (Omnibus Plan) which provides for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,250,000 options were approved by the stockholders to be granted under this plan. Under the plan, options to 2,399,797 shares are outstanding.

     c. In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which options to 150,000 shares have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 590,000. There are 60,000 remaining shares reserved for options under this plan.

     d. On December 9, 1994, Mesa adopted an additional directors' stock option plan for outside directors. This plan provides for the grant of options for up to 50,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which options to 33,000 shares have been granted and are outstanding.

     e. On June 1, 1998, Mesa adopted a Key Officer Stock Option Plan, which provided for the granting of options to purchase up to 1,600,000 shares of Mesa common stock at the fair market value on the date of grant. Under this plan, 1,150,000 options have been granted.

     At September 30, 1998, there were 2,051,541 shares of common stock available for grant under these plans.

     Transactions involving stock options under these plans are summarized as follows:

                                                                  SEPTEMBER 30
                                          1998                        1997                           1996
                                  -----------------------      ---------------------       -----------------------
                                                 WEIGHTED                   WEIGHTED                      WEIGHTED
                                                  AVERAGE                   AVERAGE                       AVERAGE
                                  SHARES         EXERCISE      SHARES       EXERCISE       SHARES         EXERCISE
    FIXED OPTIONS                  (000)           PRICE        (000)         PRICE         (000)           PRICE

Outstanding at
   beginning of year               3,365        $    9.93      3,389         $   10.30      1,625         $   11.38
Granted                            1,445             8.21        709              6.03      2,007              9.17
Exercised                            (69)            6.91        (16)             7.48       (195)             7.75
Canceled/Forfeited                  (345)           11.85       (717)             7.92        (48)             9.95
                                  ------                       -----                        -----

Outstanding at end of year         4,396        $    9.26      3,365         $    9.93      3,389         $   10.30
                                  ======                       =====                        =====


     At September 30, 1998, the range of exercise prices was $4.88 - $17.25 and the weighted-average contractual life of all options was 9.2 years. The number of options exercisable at September 30, 1998 was 2,779,633, and the weighted-average exercise price of these options was $10.04.

     The per share weighted-average fair value of stock options granted during 1998, 1997, and 1996 was $4.24, $3.24, and $4.97, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.5% in 1998 and 5.9% in 1997 and 1996, volatility of 54.2% and an expected life of 6 years.

     Mesa applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had the compensation cost for Mesa's four stock-based compensation plans been determined consistent with SFAS No. 123, Mesa's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:


                                                           SEPTEMBER 30
                                                1998          1997          1996
                                                ----          ----          ----

    Net earnings (loss)     As reported        $(53,434)     $(48,597)     $30,407
                                               ========      ========      =======
                            Pro forma          $(56,721)     $(50,643)     $27,422
                                               ========      ========      =======


    Earnings (loss)
      per share: Basic      As reported        $  (1.89)     $  (1.72)     $  1.01
                                               ========      ========      =======
                            Pro forma          $  (2.00)     $  (1.80)     $  0.91
                                               ========      ========      =======


    Earnings (loss)
      per share: Diluted    As reported        $  (1.89)     $  (1.72)     $  1.00
                                               ========      ========      =======
                            Pro forma          $  (2.00)     $  (1.80)     $  0.90
                                               ========      ========      =======


     Pro forma net earnings (loss) does not reflect options granted prior to 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected over the option vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

7.   Benefit Plans

     Mesa had sponsored two 401(k) plans, one for employees of WestAir Commuter and another for employees of MAI, Air Midwest and the non-airline operations, under which employees may contribute up to 15 percent of their annual compensation, as defined. The WestAir plan was terminated in 1998. Mesa currently makes matching contributions of 50 percent of employee contributions up to 10 percent of employee compensation. These plans are not available to certain union employees. Upon completing three years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after seven years of employment. Mesa has the right to terminate the 401(k) plan at any time.

     Contributions by Mesa to the above plans for the years ended September 30, 1998, 1997 and 1996 were $1,485,618, $1,679,802, and $1,286,746, respectively.

     A management incentive program (Omnibus Plan), approved in September 1995 and ratified by shareholders at the April 1996 annual meeting, has a cash incentive provision that ties the corporate officers to an increase in the earnings per share over the previous year, and the division/subsidiary executives to a specified rate of return on revenue. The total incentive expense under the Omnibus Plan for fiscal year 1997 and 1996 was approximately $191,000, and $1.9 million respectively. This plan was inactivated during 1998, and consequently, there was no expense under this plan for fiscal year 1998.

     On March 9, 1993, Mesa adopted an Employee Stock Bonus Plan which provides for employees of Mesa to receive shares of Common Stock in lieu of discretionary cash bonuses accrued each quarter. The custodian of the plan is empowered to determine the times at which and the conditions under which the plan, on behalf of participating employees, purchases shares of Common Stock. All purchases of Common Stock by the custodian will be made at prices approximating fair market value on the date of purchase, subject to the limitation that only 1,000,000 shares may be purchased over the life of the plan. The bonuses paid under the plan for the year ended September 30, 1997 and 1996 were $348,693, and $969,937, respectively. No bonuses were paid under this program for fiscal year 1998. As of September 30, 1998, a total of 405,501 shares have been issued pursuant to the plan. As of May 9, 1997 the Employee Stock Bonus Plan was discontinued and replaced with a monthly completion bonus based on improvements in percentage of on-time completed flights. This monthly completion bonus program was discontinued in the second calendar quarter of 1998.

8.   Lease Commitments

     At September 30, 1998, Mesa leased 45 aircraft under non-cancelable operating leases with remaining terms ranging up to 18.5 years. The aircraft leases require Mesa to pay all taxes, maintenance, insurance and other operating expenses. Mesa has the option to terminate certain of the leases at various times throughout the lease. At September 30, 1998 five of the CRJ aircraft are under interim financing agreements which are expected to be replaced by operating leases and accordingly are included in the minimum lease commitments below. Included as leased aircraft are seven Embraer Brasilia aircraft which are to be traded in on CRJ's. The manufacturer intends to reimburse Mesa for the lease cost until the aircraft are sold or leased elsewhere.

     Aggregate rental expense totaled $21.9 million (net of approximately $8 million in aircraft rental payments recorded against the United Express code-share provision (note 15)), $43.6 million, and $59 million for the years ended September 30, 1998, 1997 and 1996 respectively.

     Future minimum lease payments under noncancelable operating leases are as follows:


                      YEAR ENDING        (IN
                      SEPTEMBER 30     THOUSANDS)
                      ------------     ----------

                      1999              $38,666

                      2000               37,217

                      2001               36,152

                      2002               35,815

                      2003               35,126

                      Thereafter        351,977

[CAPTION]

9.   Aircraft Acquisitions  and Commitments

     Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its USAirways Express operations on the East Coast. As of December 18, 1998, Mesa had received 20 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 12 by the end of 1999. Mesa has options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these 16 CRJ aircraft at listed prices is approximately $320 million. The remaining seven Embraer Brasilia aircraft will be traded in on new CRJ aircraft on a one-for-one basis.

     Approximately $1.0 million was incurred as a one-time expense in the fourth quarter of fiscal 1997 related to the return of two Fokker 70 aircraft to Daimler-Benz.

     On January 9, 1997, one of Mesa's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement ("the Distributorship Agreement") with Sino Swearingen Aircraft Company, L. P. ("SSAC"). The Distributor Agreement grants FCA exclusive distribution rights in the states of Colorado, Louisiana, New Mexico and Texas for sale of SSAC aircraft and parts. The Distributorship Agreement also requires FCA to maintain a retail sales area, hangar and maintenance facility, with appropriate staff, and an adequate supply of spare parts at a general aviation airport strategically located within FCA's distribution area. FCA has agreed to purchase eight aircraft from SSAC with delivery dates beginning in the first quarter of 1999 and ending in the first quarter of 2001. The current purchase price of each aircraft is approximately $4.2 million and is subject to change by SSAC. FCA is required to make progress payments to SSAC on each aircraft as follows: upon execution of the purchase agreement, $75,000; 365 days prior to delivery date, $50,000; 180 days prior to delivery date, $150,000; at delivery, approximately $3.9 million (based upon the current purchase price) reduced by the distributors' profit. In total, FCA is presently obligated to purchase approximately $33.5 million of SSCA aircraft at current prices. FCA is also obligated to purchase an adequate supply of parts to support aircraft sold in the distribution area. In February 1997, FCA made progress payments of $600,000 to SSAC against its purchase order for eight aircraft. SSAC has subsequently notified FCA that the delivery schedule for the eight aircraft will be delayed until the fourth quarter of calendar year 1999. The Distributorship Agreement is cancelable by mutual agreement of the parties or unilaterally by SSAC. The Chief Executive Officer of SSAC, Mr. Jack Braly, is a member of the Board of Directors of Mesa.

     Mesa has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the CRJ aircraft. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous event.



10.  Supplemental Disclosures of Cash Flow Information

                                                    SEPTEMBER 30

                                              1998        1997       1996
                                                    (IN THOUSANDS)

           Cash paid for interest          $14,743      $27,776     $12,047

           Cash paid for income taxes      $ 4,138      $ 2,600     $12,445


     In 1996 Mesa purchased property and equipment upon which debt was incurred of approximately $280 million. In 1997 Mesa purchased property and equipment upon which debt was incurred totaling approximately $31.7 million. In 1998 Mesa did not purchase any property or equipment upon which debt was incurred.

11.      Commitments and Contingencies

     Mesa and CCAIR, Inc., a regional airline based in Charlotte, North Carolina that operates under a code-sharing agreement with USAirways, announced in August 1998 that they had signed a letter of intent whereby Mesa would acquire CCAIR as a wholly owned subsidiary. The transaction would be valued at approximately $60 million (including $15 million of debt assumed) and is intended to be accounted for as a pooling of interests. The agreement contemplated by the Letter of Intent is an all stock transaction whereby Mesa would acquire all outstanding shares of CCAIR's common stock by issuing Mesa shares equivalent in value to $5.40 for each share of CCAIR common stock, subject to a maximum of .982 shares (at a Mesa share price of $5.50) and a minimum of .568 shares (at a Mesa share price of $9.50). Consummation of the transaction is subject to certain conditions, including completion of mutual due diligence, the negotiation and execution of a definitive merger agreement, receipt of regulatory approval, shareholder approval from both the CCAIR shareholders (as to the merger) and the Mesa shareholders (as to the issuance of Mesa shares in the merger), and satisfaction of closing conditions to be contained in a definitive purchase agreement.

     Mesa operates under a five-year agreement with the Air Line Pilots Association (ALPA) covering pilots at MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and excellent opportunities for advancement. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and flight attendants are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to collective bargaining agreement or union contracts.

     During December 1995, the Federal Aviation Administration (FAA) announced rules which require commuter airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations by the end of March 1997. Mesa was one of the largest regional airlines operating under FAR Part 135 regulations. In anticipation of Mesa's conversion to FAR Part 121 and to address issues raised in past inspections, the FAA began a special review of Mesa's operations in June 1996. As a result of a special review by the FAA of Mesa's operations, and other factors, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations and to consolidate control of operational areas (maintenance, flight operation and training) under one central management team. Effective in March 1997, the FAA required that commuter airlines with aircraft of 10 or more passenger seats begin operating those aircraft under FAR Part 121 regulations instead of FAR Part 135. Mesa completed the transition to FAR Part 121 on the FAA's deadline. Company management is monitoring the cost increases resulting from compliance with FAR Part 121 regulations. The cost increase is primarily related to additional training, dispatch and maintenance procedures.

     During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints have been consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a third amended consolidated complaint has been filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. In May 1998, Mesa entered into a memorandum of understanding with the plaintiffs to settle the litigation. While Mesa and its corporate officers and directors believe they have substantial and meritorious defenses against the plaintiff's allegations and have defended their position vigorously, they have agreed to a settlement to avoid ongoing litigation. The memorandum of understanding provides for a total of $8 million to be paid the class plaintiffs on behalf of the defendants. Mesa paid a substantial portion of the settlement. On December 1, 1998, the settlement was approved by the Court and the cases dismissed. Mesa used funds reserved for the defense of the case as its contribution towards the settlement.

     In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 30, 1998, UAL filed a motion with the Court to amend its Complaint to include an additional $4 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

     In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines. SkyWest was contracted to be Mesa's successor on the West Coast for the operation of United Express flights. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. Mesa is seeking substantial damages against each defendant.

     Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15.0 million. WestAir contributed approximately $11.2 million toward the settlement and Mesa approximately $3.8 million. Mesa anticipates recovering $2.0 million from WestAir's receivables and deposits in the future. WestAir had operated 43 leased aircraft pursuant to the Partnership Agreement and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases.

     Mesa is also a party to legal proceedings and claims which arise during the ordinary course of business.

     In the belief of management, based upon information at this time, the ultimate outcome of all the proceedings and claims pending against Mesa referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position.

12.  Financial Instrument Disclosure

     The carrying amount of cash and cash equivalents, receivables, notes receivable and accounts payable approximate fair value due to the short maturity periods of these instruments. The fair value of marketable securities is based on quoted market prices (see note 2). At September 30, 1998 the carrying value of Mesa's long-term debt approximates fair value.

13.  Valuation and Qualifying Accounts

                                                  BALANCE AT          ADDITIONS
                                                 BEGINNING OF     CHARGED TO COSTS                      BALANCE AT END
                                                     YEAR           AND EXPENSES        DEDUCTIONS         OF YEAR
                                                (IN THOUSANDS)
        ALLOWANCE FOR OBSOLESCENCE DEDUCTED
        FROM EXPENDABLE
        PARTS AND SUPPLIES

             September 30, 1998                  $2,631            $   --                (679)           $    1,952

             September 30, 1997                   1,350              1,281                 --                 2,631

             September 30, 1996                   1,200                150                 --                 1,350



14.  Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly unaudited financial data (in thousands):

                                      FIRST             SECOND            THIRD             FOURTH
    1998                             QUARTER            QUARTER          QUARTER           QUARTER

Operating revenues                   $ 124,559         $ 119,633         $  99,522         $  79,827

Operating income (loss)                (35,827)          (11,448)              (38)            2,525

Net earnings (loss)                    (39,091)          (13,259)           (4,361)            3,278

Net earnings (loss) per share        $   (1.38)        $    (.47)        $    (.15)        $     .11
    (Basic and diluted)



                                 FIRST            SECOND             THIRD            FOURTH
    1997                        QUARTER           QUARTER           QUARTER           QUARTER

Operating revenues             $ 121,412         $ 125,410         $ 129,443         $ 134,712

Operating income (loss)            4,650             4,570             1,772           (65,478)

Net loss                            (875)             (989)           (2,503)          (44,230)

Net loss per share             $   (0.03)        $   (0.03)        $   (0.09)        $   (1.57)
   (Basic and diluted)


     The net earnings in the fourth quarter ended September 30, 1998 includes an income tax benefit of $5.3 million.

     The net loss in the fourth quarter ended September 30, 1997 and first quarter ended December 31, 1997, include a provision for the non-renewal of the WestAir code-share agreement and early termination of the Denver code-share agreement with UAL and other adjustments as discussed in note 15.

15.  Other Operating Items

     Other operating items consist of the following expenses (income):

                                                         SEPTEMBER 30
                                                      1998          1997
                                                        (IN THOUSANDS)

         Provision for non-renewal of the
           WestAir and early termination of the
           Denver code-share agreements with UAL    $33,943        $72,100
         Cessation of Ft. Worth jet operations        4,000             --
         Settlement of shareholder lawsuit            2,500             --
         Settlement with manufacturer                    --         (5,220)
         Aircraft return provision                       --          1,004
                                                    -------       --------
                                                    $40,443        $67,884
                                                    =======       ========


    The WestAir code-sharing agreement with UAL expired on May 31, 1998. On January 10, 1998, the Board of Directors approved a $72.1 million provision in Mesa's financial statements because Mesa had been notified by UAL that it would not renew WestAir's code-sharing agreement upon its expiration and management believed that it was probable that MAI would not operate in the Denver market for the duration of the Denver code-sharing agreement with UAL. The $72.1 million provision provided for the estimated loss on the retirement or sale of aircraft, parts and equipment which are surplus to the needs of Mesa upon expiration and early termination of the code-share agreements. In addition, the provision includes an estimate for all other anticipated costs of discontinuation of the WestAir, Denver and Pacific Northwest operations. The restructuring provision consists of $26.3 million for the Denver intangibles; $39.5 million for costs to sell or retire aircraft and related parts and equipment; and $6.3 million for severance and other costs.

     On January 22, 1998, Mesa received notice from UAL of the termination of the Company's code-sharing agreement covering the Denver system, Pacific Northwest and Los Angeles markets to be effective April 22, 1998. UAL also arbitrarily terminated WestAir's markets in the Pacific Northwest as of April 22, 1998. Mesa notified UAL that the Company considered the termination notice, although improper, wrongful and arbitrary, to be effective as of February 6, 1998, 15 days after issuance of the January
     22, 1998 termination notice in accordance with the termination provisions of the contract. All service to these markets was discontinued by April 22, 1998. As a result of UAL's new code-sharing partners for these markets not needing the Company's aircraft and equipment associated with these operations, the Company recorded a $33.9 million loss provision in the quarter ended December 31, 1997, to provide for costs to dispose of certain aircraft, as well as other costs to shut down the Denver system.

     The Company recognized a loss provision of approximately $4.0 million during the quarter ended March 31, 1998, to provide for the expense of closing the facilities associated with the Ft. Worth independent jet operation and relocating the related aircraft.

     The restructuring provisions and the activity in the accruals during 1998, related to the UAL code-share agreements and the Ft. Worth operations, can be summarized as follows:

                                                Provision
                                 -----------------------------------------                          Balance
                                 September       December         March 31,       Provision        September
                                  30, 1997       30, 1997           1998           Utilized        30, 1998
                                  --------        --------        --------         --------         --------
Aircraft and related parts        $ 39,500        $ 21,943            --           $(34,172)        $ 27,271


Denver intangibles                  26,343            --              --            (26,343)            --


Severance and other                  6,257          12,000            --            (11,423)           6,834


Ft. Worth operations                  --              --             4,000           (3,723)             277
                                  --------        --------        --------         --------         --------


                                  $ 72,100        $ 33,943        $  4,000         $(75,661)        $ 34,382
                                  ========        ========        ========         ========         ========



    Mesa believes these provisions will be adequate to cover the costs of terminating the WestAir agreement, shutting down the Denver United Express system and relocating aircraft from the Fort Worth operation.

    The aircraft return provision of $1.0 million in 1997 is related to the two Fokker-70 aircraft returned by Mesa to Daimler-Benz in August and September, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the directors and executive officers of Mesa and certain additional information:

                                                                                           DIRECTOR
     NAME                        AGE                 POSITION                               SINCE

     Paul R. Madden               72         Chairman of the Board and Director              1997
     James E. Swigart             46         Vice Chairman of the Board and Director         1998
     Jonathan G. Ornstein         41         Chief Executive Officer and Director            1998
     Daniel J. Altobello          57         Director                                        1998
     Jack Braly                   57         Director                                        1993
     Herbert A. Denton            51         Director                                        1998
     Ronald R. Fogleman           56         Director                                        1998
     Maurice A. Parker            53         Director                                        1998
     Larry L. Risley              54         Chairman Emeritus and Director                  1983
     Blaine M. Jones              44         Treasurer and Chief Financial Officer           1998
     Steven E. Markhoff           32         Secretary                                       1998


The directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

The report of the Compensation Committee and the five-year Shareholder Return Comparison and Performance Graph and related explanation and footnotes shall not be incorporated by reference into any filings under the Securities Act of 1933, as amended (the "Act"), or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), notwithstanding statements made within Mesa's previous filings that all subsequent filings, in whole or in part, include, without limitation, this Form 10-K.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee consists of two non-employee directors of Mesa and Jonathan Ornstein, and has responsibility for allocation of cash compensation and options to senior executive officers of Mesa. The Compensation Committee primarily administers Mesa's cash compensation plans, employee stock option plans, and employee stock purchase plans. In those instances in which Rule 16b-3 of the Exchange Act requires grants or awards of stock options to be made by a "disinterested" committee, the Compensation Committee is solely responsible for the administration of such plans. The full Board of Directors regularly reviews the Compensation Committee decisions relating to executive compensation.

The Board of Directors approved new levels of base compensation and related structured bonus plan (the "Compensation Plan") and an Employee Stock Option Plan (the "Stock Option Plan"), collectively the "Omnibus Plan," on December 1, 1995 and it was later approved by the shareholders of Mesa on April 8, 1996. The Compensation Plan and Stock Option Plan were based on an independent consultant's report on base pay and annual and long-term incentive compensation with respect to 21 positions from four large carriers and three regional or commuter airlines. In 1998, the compensation plan was terminated for all executives with the exception of Jonathan Ornstein and Blaine Jones. The employment contracts of Messrs. Ornstein and Jones provide for bonuses as described herein. The Compensation Committee believes that the base salaries of current executives are below industry average and is therefore studying alternative compensation plans for the remainder of the executives.

Pursuant to the employment contracts of Messrs. Ornstein and Jones, salaries have been capped. Bonuses are limited to prescribed percentages of base salary, based upon the percentage growth in earnings per share ("EPS") of Mesa. Growth in EPS is categorized at four levels: Minimum -- any growth in EPS during the prior fiscal year; Threshold -- 7.0% to 12.9% growth in EPS; Target 13.0% to 17.9% growth in EPS; and Maximum -- 18.0% or greater growth in EPS.

Since salary and bonuses are capped, an integral part of the Plan is the issuance of stock options on an annualized basis to key employees under the Stock Option Plan.

The Stock Option Plan provides for options to be issued to officers and key employees on an annualized basis, which vest at the rate of approximately one-third per year. The options have a 10-year term and are subject to standard option provisions such as are included in existing Company plans and exclude the requirement of continued employment and provisions to deal with termination of employment due to retirement, death or disability. Under the plan, options will be issued at the low selling price of Mesa's Common Stock on the date of grant.

The total number of options granted under the Stock Option Plan in fiscal 1998 was 1,445,000.

The Compensation Committee believes that the issuance of stock options to officers and key employees related to the appreciation of Mesa's Common Stock, provides equitable incentives to increase the profitability of Mesa.

                                                  Compensation Committee

                                                  Daniel J. Altobello, Chairman



COMPENSATION SUMMARY OF EXECUTIVE OFFICERS

The following table sets forth certain compensation paid or accrued by Mesa during the fiscal year ended September 30, 1998 to the Chief Executive Officer and the four most highly compensated executive officers of Mesa whose total annual salary and bonuses exceeded $100,000.

                                                                              OTHER
                                                                              ANNUAL                       ALL OTHER
                                                      SALARY     BONUS      COMPENSATION     OPTIONS    COMPENSATION (5)
NAME AND PRINCIPAL POSITION                  YEAR       ($)       ($)           ($)            (#)            ($)
---------------------------                  ----    --------  ---------   ------------      ---------  -------------
Jonathan G. Ornstein                         1998    84,615(1)       ---          ---             ---             ---
    Chief Executive Officer
Blaine M. Jones                              1998    46,154(2)       ---          ---             ---             ---
    Chief Financial Officer
Arlo E. Clough                               1998   100,000          ---       17,666             ---             ---
     Senior Vice President of Maintenance
Archille R. Paquette                         1998   130,000     65,000(3)         ---             ---             ---
    President Air Midwest
Timothy L. Coon                              1998    18,462(2)       ---          ---             ---             ---
    Vice President USAirways
Larry L. Risley                              1998   318,315          ---          ---             ---             ---
   Former Chairman of the Board              1997   350,000          ---          ---         150,000           4,750
   and Chief Executive Officer               1996   350,000      420,000          ---         150,000           4,750
J. Clark Stevens                             1998   239,852          ---          ---             ---             ---
   Former Chief Operating Officer            1997   235,000          ---          ---          80,000           4,750
   and President                             1996   235,000      235,000          ---          80,000           4,750


----------
(1) Mr. Ornstein joined Mesa on May 1, 1998.  His annual salary is $200,000.

(2) Messrs. Jones and Coon commenced their employment with Mesa on May 1, 1998 and July 15, 1998, respectively. Each of their annual salaries is $100,000.

(3) Bonuses are actually paid after the end of each fiscal year and reflect performance for the prior year. As Mesa incurred a loss for fiscal 1997, no bonuses were paid to its employees in fiscal 1998. Bonuses were paid to Mesa's wholly owned subsidiary, Air Midwest, in fiscal 1998.

(4) As of December 31, 1998, Larry L. Risley owned 516,380 shares of Mesa Common Stock and J. Clark Stevens owned no shares of Mesa Common Stock.

(5) These amounts represent both vested and non-vested Mesa contributions to the individual named executive officer's 401(k) plan. Under Mesa's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. Mesa currently makes matching contributions equal to 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. Contributions by Mesa to the 401(k) plans for the year ended September 30, 1998 was $1,485,618.

OPTIONS

                        OPTION GRANTS IN LAST FISCAL YEAR


INDIVIDUAL GRANTS

                                         PERCENT OF                                      POTENTIAL REALIZABLE
                          NUMBER OF         TOTAL                                        VALUE AT
                         SECURITIES       OPTIONS/                                       ASSUMED ANNUAL
                         UNDERLYING         SARS                                         RATES OF
                          OPTIONS/       GRANTED TO                                        STOCK PRICE
                            SARS          EMPLOYEES      EXERCISE OF                     APPRECIATION
                           GRANTED         IN FISCAL     BASE PRICE      EXPIRATION      FOR OPTION TERM
       NAME                  (#)            YEAR          ($/SH)(4)         DATE            5% (5)              10% (5)
------------------     ---------------------------------------------------------------------------------  ------------
Jonathan G. Ornstein(1)    1,012,800        78.1%           6.60 - 8.25       03/12/08       19,769           4,800,232
Blaine M. Jones(2)           150,000        10.4%           7.82              04/12/08       48,671             772,307
Arlo E. Clough                    --          --             --                   --            --                   --
Archille R. Paquette              --          --             --                   --            --                   --
Timothy L. Coon                   --          --             --                   --            --                   --
Larry L. Risley                   --          --             --                   --            --                   --
J. Clark Stevens (3)          80,000          --            8.75              03/31/08          --              337,497

(1) Of the total, 1,000,000 options were granted under the 1998 Key Officer Stock Option Plan, and 12,800 were granted under the 1994 Additional Directors' Stock Option Plan. The shares granted under the Key Officer Stock Option Plan are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of March 12, 1998. The shares issued under the Additional Directors' Plan vest in annual 1/3 increments beginning in January 1999.

(2) These options were granted under the 1998 Key Officer Stock Option Plan and are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of April 12, 1998.

(3) Subsequent to year-end, Mr. Stevens resigned as an officer of Mesa, and his options were purchased by the Company.

(4) The exercise price per share of the options listed in the table are not less than the fair market value of a share of Mesa Common Stock on the date of grant, as determined under the various Plans.

(5) Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from September 30, 1998 through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of Mesa and Mesa common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                          NUMBER OF
                                                                          UNEXERCISED             VALUE OF UNEXERCISED
                                                                          OPTIONS AT              IN-THE-MONEY OPTIONS
                                                                          SEPTEMBER 30, 1998      AT SEPTEMBER 30, 1998
                       SHARES ACQUIRED ON        VALUE REALIZED           EXERCISABLE/             EXERCISABLE/
         NAME          EXERCISE (#)                   ($)                 UNEXERCISABLE            UNEXERCISABLE (1)
------------------     ------------------        ------------------   ------------------          -----------------
Jonathan G. Ornstein           --                      --              333,333/679,467                  0/0
Blaine M. Jones                --                      --               50,000/100,000                  0/0
Arlo E. Clough                 --                      --                     0/16,667                  0/0
Archille R. Paquette           --                      --               112,665/25,000                  0/0
Timothy L.Coon                 --                      --                          0/0                  0/0
Larry L. Risley                --                      --              950,000/800,000                  0/0
J. Clark Stevens (3)           --                      --              277,999/160,000                  0/0


EMPLOYMENT AGREEMENTS

Employment agreements have been entered into with the Chief Executive Officer, Chief Financial Officer, Senior Vice-President of Maintenance and the President of Air Midwest. The employment agreements with Jonathan Ornstein, Blaine Jones, Arlo Clough and Archille Paquette provide for a term of two years from inception.

COMPENSATION OF DIRECTORS

Each outside director receives a salary of $10,000 per year, along with the payment of $1,000 per meeting attended in person; $500 for each committee meeting attended in person; $500 for each telephone Board meeting attended and reimbursement of all expenses associated with attending committee or Board of Directors meetings. In addition, each outside director was granted 3,000 options in fiscal 1998 pursuant to a stock option plan which automatically grants 3,000 options to each outside director on an annual basis.

Each outside director also participates in Mesa's Outside Directors Stock Option Plan (the "Formula Plan"). Other than initial grants under this plan, grants pursuant to the Formula Plan are contingent on improved returns for the shareholders. Each outside director is granted 10,000 options as of the first business day of the month following appointment to the Board. (The date of the first grant of option is referred to herein as the "Initial Grant Date"). Each outside director receives a grant of an additional 10,000 options (the "Second Grant") if: (1) the director is still serving as a director of Mesa on the date of the Second Grant; and (2) either the annual percentage increase in shareholder return:

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

Each outside director receives a third grant of an additional 10,000 options (the "Third Grant") if: (1) the director is still serving as a director of Mesa on the date of the Third Grant; and (2) either the annual percentage increase in shareholder return:

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

With respect to options granted on the Initial Grant Date, the exercise price of the options granted under the Formula Plan may not be less than the fair market value of the Common Stock on the date of the grant. With respect to options granted on the Second Grant Date, the option price per share may not be less than the fair market value of the shares on the last business day of the fiscal year that Mesa achieves the Target Percent or the Alternative Target percent. With respect to options granted on the Third Grant Date, the option price per share may not be less than the fair market value of the shares as of the last business day of the fiscal year that Mesa achieves the Additional Target percent or the Additional Alternative Target percent.

Each director who is not an employee of Mesa also receives free travel on Mesa for himself and certain family members and through arrangements with certain major air carriers receives free or reduced-fare travel on those at no cost to Mesa. Mesa believes that the directors' use of free air travel is "de minimis" and therefore did not maintain any records of their travel during fiscal 1998.

Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

During fiscal 1998 Mesa paid legal fees and expenses aggregating approximately $250,000 incurred in connection with the defense of a shareholders' derivative action on behalf of Mesa and a class action suit, as a nominal defendant, the directors of Mesa, a former director and a non-director officer. The aggregate amount paid has not been allocated between Mesa and the individuals who are being indemnified pursuant to indemnification agreements and Nevada law.

COMPENSATION COMMITTEE INTERLOCKS

Daniel J. Altobello, Jack Braly and Jonathan Ornstein all served as members of the Compensation Committee during the fiscal year ended September 30, 1998. Mr. Ornstein assumed the duties President and Chief Executive Officer on May 1, 1998. Neither Mr. Altobello nor Mr. Braly held any executive officer position or other employment with Mesa prior to or during such service.

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

                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                              Mesa Air Group, Inc.

Company Index:      CUSIP       Ticker Class      Sic         Exchange

                  59047910       MESA             4510         NASDAQ

                                FISCAL YEAR-END IS 09/30/98

Market Index:                   NASDAQ Stock Market (US Companies)

Peer Index:                     NASDAQ Stocks (SIC 4510-4519 US Companies)
                                Air Transportation, Scheduled, and Air Courier
                                Services


Date          Company Index     Market Index        Peer Index
09/30/93          100.00          100.00             100.00
10/29/93          94.194          102.247            105.149
11/30/93          86.452          99.201             103.275
12/31/93          91.613          101.966            98.621
01/31/94          92.903          105.061            103.788
02/28/94          102.581         104.080            100.130
03/31/94          105.806         97.681             95.581
04/29/94          74.839          96.412             94.077
05/31/94          61.935          96.649             84.817
06/30/94          50.968          93.114             80.785
07/29/94          54.839          95.025             91.217
08/31/94          39.355          101.084            94.214
09/30/94          34.194          100.826            84.327
10/31/94          41.935          102.806            84.169
11/30/94          47.419          99.396             75.219
12/30/94          47.097          99.674             72.272
01/31/95          33.226          100.243            75.737
02/28/95          32.258          105.544            92.095
03/31/95          31.613          108.674            102.362
04/28/95          31.613          112.098            115.321
05/31/95          33.548          114.989            116.371
06/30/95          47.097          124.308            142.841
07/31/95          56.129          133.446            145.161
08/31/95          54.839          136.151            140.519
09/29/95          52.581          139.281            154.026
10/31/95          49.032          138.477            161.991
11/30/95          46.774          141.729            189.063
12/29/95          46.452          140.974            175.736
01/31/96          41.613          141.667            157.722
02/29/96          61.290          147.059            172.249
03/29/96          55.484          147.544            187.221
04/30/96          63.226          159.781            175.527
05/31/96          68.387          167.118            160.938

06/28/96       61.290       159.585         155.068
07/31/96       46.452       145.354         139.800
08/30/96       50.968       153.498         145.202
09/30/96       47.097       165.238         137.872
10/31/96       47.742       163.412         127.346
11/29/96       50.968       173.514         145.257
12/31/96       34.839       173.358         137.372
01/31/97       34.194       185.678         126.579
02/28/97       32.903       175.408         128.112
03/31/97       31.532       163.954         132.246
04/30/97       27.419       169.080         133.644
05/30/97       25.806       188.242         147.572
06/30/97       27.742       194.007         141.118
07/31/97       28.387       214.484         149.718
08/29/97       26.452       214.157         140.946
09/30/97       33.226       226.814         153.896
10/31/97       27.742       215.072         165.837
11/30/97       28.387       216.150         156.181
12/31/97       25.484       212.688         169.619
1/30/98        34.839       219.362         197.196
2/28/98        42.119       239.949         210.163
3/31/98        47.119       248.795         216.082
4/30/98        41.290       253.007         203.882
5/31/98        41.936       239.121         187.412
6/30/98        41.936       255.982         186.642
7/30/98        40.645       253.187         168.659
8/31/98        24.113       203.670         135.870
09/30/98       25.806       231.741         133.292

The index level for all series was set to 100.0 on 09/30/93.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Mesa's Common Stock as of December 18, 1998 by all directors, by each person who is known by Mesa to be the beneficial owner of more than five percent of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 18, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and the address of the listed beneficial owner is that of Mesa Air. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

                                         NUMBER OF
                                         SHARES OF
                                         COMMON
                                         STOCK
                                         BENEFICIALLY
                                         OWNED
                                                       VESTED
NAME AND ADDRESS OF BENEFICIAL OWNER     SHARES       OPTIONS (1)  TOTAL (1)    PERCENT (1)
------------------------------------     ------------ -----------  ---------    -----------
Larry L. Risley                           516,380      800,000     1,316,380       4.6%

Jack Braly                                    --        19,000        19,000       0.1%

Paul R. Madden                              5,000       13,000        18,000       0.1%

Jonathan G. Ornstein (2)                     343,664          333,333          681,997          2.4%

Blaine M. Jones                                  264           50,000           50,264          0.2%

James E. Swigart (3)                         110,214               --          110,214          0.3%

Daniel J. Altobello                            1,000               --            1,000           --

Herbert A. Denton                                 --               --               --           --

Ronald R. Fogleman                                --               --               --           --

Marucie A. Parker                                 --               --               --           --

Arlo E. Clough                                    --               --               --           --

Archille R. Paquette                              --          122,665          122,665          0.4%

Timothy L. Coon                                   --               --               --          0.0%
                                                                                                ----

J. Clark Stevens                                  --               --               --          0.0%
2400 State Highway 121, #2501                                                                   ----
Euless, TX  76039

Barlow Partners II, LP                      1,785,513              --        1,785,513          6.3%
1954 Airport Rd., Suite 200
Atlanta, GA  30341

Wisconsin Investment Board                  3,190,000              --        3,190,000         11.2%
121 E. Wilson St.
Madison, Wisconsin 53702

Alliance Capital                            2,881,500              --        2,881,500         10.2%
1345 Avenue of the Americas, 39th
Floor
New York, NY  10105

Franklin Advisers                           2,497,000              --        2,497,000          8.8%
777 Mariners Blvd.
San Mateo, CA  94404

Dimension Fund                              1,989,400              --        1,989,400          7.0%
1299 Ocean Ave., 11th Floor
Santa Monica, CA  90401-1038

All directors and officers as a             981,522          1,337,998       2,319,520          8.2%
group

----------
(1) Includes options vested on September 30, 1998. This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

(2) Includes 326,267 shares of stock held in the name of Barlow Partners II, L.P. and 17,397 shares of stock held in the name of Barlow Management, Inc. Mr. Ornstein is a limited partner in Barlow Partners II, L.P. and a shareholder in Barlow Management Inc. As such, he claims beneficial ownership of the shares held by these entities to the extent of his proportional interest therein. Barlow Management also is general partner for Barlow Partners II.

(3) Includes 103,256 shares of stock held in the name of Barlow Partners II, L.P. and 6,958 shares of stock held in the name of Barlow Management, Inc. Mr. Swigart is a limited partner in Barlow Partners II, L.P. and a shareholder in Barlow Management Inc. As such, he claims beneficial ownership of the shares held by these entities to the extent of his proportional interest therein. Barlow Management also is general partner for Barlow Partners II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1998, Mesa entered into a letter agreement with Barlow Partners, L.P. ("Barlow") pursuant to which Barlow agreed to act as CCAIR's exclusive financial advisor with respect to possible business combinations involving CCAIR. Under the terms of that agreement, Barlow is entitled to receive a fee from CCAIR equal to two percent (2%) of the aggregate consideration paid by Mesa upon the closing of the merger transaction. In addition, Barlow has an economic interest in CCAIR by virtue of its ownership of CCAIR common stock. According to a
Schedule 13-D filed by Barlow with the Securities and Exchange Commission ("SEC"), Barlow owns 538,617 shares of CCAIR common stock and has the right to acquire 150,000 shares of CCAIR common stock pursuant to the terms of a Warrant previously issued to Barlow. Jonathan G. Ornstein, a member of the Board of Directors and the President and Chief Executive Officer of Mesa, and James E. Swigart, also a director of Mesa, are limited partners of Barlow. As a result of their limited partnership interest in Barlow, Messrs. Ornstein and Swigart report that they beneficially own 414,700 shares and 128,417 shares, respectively, of the CCAIR common stock held by Barlow (excluding their interest in the Warrant).

On January 9, 1997, one of Mesa's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement ("the Distributor Agreement") with Sino Swearingen Aircraft Company, L. P. (SSAC) for the distribution of corporate jets. The Distributor Agreement grants FCA distribution rights in the states of Colorado, Louisiana, New Mexico and Texas for sale of SSAC aircraft and parts. The Distributor Agreement also requires FCA to maintain a retail sales area, hangar and maintenance facility, with appropriate staff, and an adequate supply of spare parts at a general aviation airport strategically located within FCA's distribution area. FCA has agreed to purchase eight aircraft from SSAC with delivery dates beginning in the first quarter of 1999 and ending in the first quarter of 2001. The current purchase price of each aircraft is approximately $4.2 million and is subject to change by SSAC. FCA is required to make progress payments to SSAC on each aircraft as follows: upon execution of the purchase agreement, $75,000; 365 days prior to delivery date, $50,000; 180 days prior to delivery date, $150,000; at delivery, approximately $3.9 million (based upon the current purchase price) reduced by the distributors' profit. In total, FCA is presently obligated to purchase eight aircraft for approximately $33.5 million at current prices. FCA is also obligated to purchase an adequate supply of parts to support aircraft sold in the distribution area. In February 1997, FCA made progress payments of $600,000 to SSAC against its purchase order for eight aircraft. SSAC has subsequently notified FCA that the delivery schedule for the eight aircraft will be delayed until the fourth quarter of calendar year 1999. The Distributor Agreement may be terminated by either party, upon 90 days' notice, on January 9, 2000, or annually thereafter, and is cancelable by mutual agreement of the parties or unilaterally by SSAC. The Chief Executive Officer of SSAC, Mr. Jack Braly, is a member of the Board of Directors of Mesa Air Group, Inc.

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

     4.8                 Form of Employee Non-Incentive Stock Option           Filed as Exhibit 4.12 to Registrant's Form 10-K for
                         Plan, dated as of June 2, 1992                        the fiscal year ended September 30, 1992,
                                                                               Commission File No. 33-15495, incorporated herein
                                                                               by reference

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

                         1991                                                  No. 0-15495, incorporated herein by reference

    10.33                Agreement between USAirways, Inc. and Air             Filed as Exhibit 10.43 to Form 10-K for fiscal
                         Midwest, Inc.                                         year ended September 30, 1991, Commission File
                                                                               No. 0-15495, incorporated herein by reference

    10.34                Agreement between USAirways, Inc. and                 Filed as Exhibit 10.44 to Form 10-K for fiscal
                         FloridaGulf Airlines, Inc.                            year ended September 30, 1991, Commission File
                                                                               No. 0-15495, incorporated herein by reference

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

    10.68                Asset Purchase Agreement dated July 29, 1994          Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                         among Pennsylvania Commuter Airlines, Inc.,           Form 10-K for the year ended September 30,
                         d.b.a. Allegheny Commuter Airlines, USAirways         1994, Commission File No. 0-15495
                         Leasing and Services, Inc., and Mesa
                         Airlines, Inc.

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

    10.84                Aircraft Option Exercise B97-7701-RJTL-3492L          Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                         dated as of August 15, 1997 between Mesa Air          Form 10-Q for the quarter ended December 31,
                         Group, Inc. and Bombardier Inc.  (Request             1997, Commission File No. 0-15495
                         for confidential treatment submitted to SEC.)

    10.85                Bombardier Regional Aircraft Division                 Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                         Settlement Agreement B97-7701-RJTL-3493L              Form 10-Q for the quarter ended December 31,
                         dated as of August 15, 1997 between Mesa Air          1997, Commission File No. 0-15495
                         Group, Inc. and Bombardier Inc.  (Request
                         for confidential treatment submitted to SEC.)

    10.86                Service Agreement dated as of November 11,            Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                         1997 between Mesa Airlines, Inc. and US               Form 10-Q for the quarter ended December 31,
                         Airways, Inc. (Request for confidential               1997, Commission File No. 0-15495
                         treatment submitted to SEC.)


    10.87                Letter Agreement dated as of March 26, 1998 between   Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                         Mesa Airlines, Inc. and America West Airlines,        10-Q for the quarter ended March 31, 1997,
                         Inc.  (Request for confidential treatment submitted   Commission File No. 0-15495.
                         to SEC.)

    10.88               Employment Agreement dated as of March 13, 1998,      Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        between Mesa Air Group, Inc. and Jonathan G.          10-Q for the quarter ended March 31, 1998,
                        Ornstein                                              Commission File No. 0-15495.

    10.89               Form of Employment Agreement dated as of January 5,   Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        1998 entered into by and between Mesa Air Group,      10-Q for the quarter ended March 31, 1998,
                        Inc. and Gary E. Risley, W. Stephen Jackson, J.       Commission File No. 0-15495.
                        Clark Stevens and various other officers of Mesa
                        and its subsidiaries

    10.90               Letter Agreement dated as of February 4, 1998         Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        between Mesa Air Group, Inc. and Larry L. Risley      10-Q for the quarter ended March 31, 1998,
                                                                              Commission File No. 0-15495.

     23.1               Independent Auditors' Consent of KPMG LLP             Filed herewith


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MESA AIR GROUP, INC.

                             By:     /s/ Jonathan G. Ornstein
                                     -------------------
                                    Jonathan G. Ornstein
                                    President and Chief Executive Officer

                             By:     /s/ Blaine M. Jones
                                    ----------------------
                                    Blaine M. Jones
                                    Chief Financial Officer and Treasurer


Dated:       January 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Paul R. Madden                   Chairman of the Board and Director                   January 11, 1999
    ------------------
    Paul R. Madden

    /s/ James E. Swigart                 Vice Chairman of the Board and  Director             January 11, 1999
    --------------------
    James E. Swigart

    /s/ Jonathan G. Ornstein             President and Chief Executive Officer and Director   January 11, 1999
    ------------------------
    Jonathan G. Ornstein

    /s/ Blaine M. Jones                  Chief Financial Officer and Treasurer                January 11, 1999
    -------------------
    Blaine M. Jones

    /s/ Steven E. Markhoff               Secretary                                            January 11, 1999
    ----------------------
    Steven E. Markhoff

    /s/ Daniel J. Altobello              Director                                             January 11, 1999
    -----------------------
    Daniel J. Altobello

    /s/ Jack Braly                       Director                                             January 11, 1999
    --------------
    Jack Braly

    /s/ Herbert A. Denton                Director                                             January 11, 1999
    ---------------------
    Herbert A. Denton

    /s/ Ronald R. Fogleman               Director                                         January 11, 1999
    ----------------------
    Ronald R. Fogleman

    /s/ Maurice A. Parker                Director                                         January 11, 1999
    ---------------------
    Maurice A. Parker

    /s/Larry L. Risley                   Chairman Emeritus of the Board and Director      January 11, 1999
    ------------------
    Larry L. Risley

                                 EXHIBIT INDEX



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

     4.8                 Form of Employee Non-Incentive Stock Option           Filed as Exhibit 4.12 to Registrant's Form 10-K for
                         Plan, dated as of June 2, 1992                        the fiscal year ended September 30, 1992,
                                                                               Commission File No. 33-15495, incorporated herein
                                                                               by reference

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

                         1991                                                  No. 0-15495, incorporated herein by reference

    10.33                Agreement between USAirways, Inc. and Air             Filed as Exhibit 10.43 to Form 10-K for fiscal
                         Midwest, Inc.                                         year ended September 30, 1991, Commission File
                                                                               No. 0-15495, incorporated herein by reference

    10.34                Agreement between USAirways, Inc. and                 Filed as Exhibit 10.44 to Form 10-K for fiscal
                         FloridaGulf Airlines, Inc.                            year ended September 30, 1991, Commission File
                                                                               No. 0-15495, incorporated herein by reference

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

    10.68                Asset Purchase Agreement dated July 29, 1994          Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                         among Pennsylvania Commuter Airlines, Inc.,           Form 10-K for the year ended September 30,
                         d.b.a. Allegheny Commuter Airlines, USAirways         1994, Commission File No. 0-15495
                         Leasing and Services, Inc., and Mesa
                         Airlines, Inc.

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

    10.84                Aircraft Option Exercise B97-7701-RJTL-3492L          Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                         dated as of August 15, 1997 between Mesa Air          Form 10-Q for the quarter ended December 31,
                         Group, Inc. and Bombardier Inc.  (Request             1997, Commission File No. 0-15495
                         for confidential treatment submitted to SEC.)

    10.85                Bombardier Regional Aircraft Division                 Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                         Settlement Agreement B97-7701-RJTL-3493L              Form 10-Q for the quarter ended December 31,
                         dated as of August 15, 1997 between Mesa Air          1997, Commission File No. 0-15495
                         Group, Inc. and Bombardier Inc.  (Request
                         for confidential treatment submitted to SEC.)

    10.86                Service Agreement dated as of November 11,            Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                         1997 between Mesa Airlines, Inc. and US               Form 10-Q for the quarter ended December 31,
                         Airways, Inc. (Request for confidential               1997, Commission File No. 0-15495
                         treatment submitted to SEC.)


    10.87                Letter Agreement dated as of March 26, 1998 between   Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                         Mesa Airlines, Inc. and America West Airlines,        10-Q for the quarter ended March 31, 1997,
                         Inc.  (Request for confidential treatment submitted   Commission File No. 0-15495.
                         to SEC.)

    10.88               Employment Agreement dated as of March 13, 1998,      Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        between Mesa Air Group, Inc. and Jonathan G.          10-Q for the quarter ended March 31, 1998,
                        Ornstein                                              Commission File No. 0-15495.

    10.89               Form of Employment Agreement dated as of January 5,   Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        1998 entered into by and between Mesa Air Group,      10-Q for the quarter ended March 31, 1998,
                        Inc. and Gary E. Risley, W. Stephen Jackson, J.       Commission File No. 0-15495.
                        Clark Stevens and various other officers of Mesa
                        and its subsidiaries

    10.90               Letter Agreement dated as of February 4, 1998         Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
                        between Mesa Air Group, Inc. and Larry L. Risley      10-Q for the quarter ended March 31, 1998,
                                                                              Commission File No. 0-15495.

     23.1               Independent Auditors' Consent of KPMG LLP             Filed herewith