Form 10-Q
period 1998-12-31
MESA AIR GROUP INC
filed 1999-02-10
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                   Yes x  No___


On February 1, 1999 the registrant had outstanding 28,385,581 shares of Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                         Three Months Ended
                                                             December 31
                                                         1998           1997
                                                       ------------------------
Operating revenues:
        Passenger                                      $  75,880      $ 122,066
        Freight and other                                  1,240          2,493
                                                       ------------------------

              Total operating revenues                    77,120        124,559
                                                       ------------------------

Operating expenses:
        Flight operations                                 33,404         47,964
        Maintenance                                       13,341         22,927
        Aircraft and traffic servicing                     9,575         21,746
        Promotion and sales                                5,358         18,500
        General and administrative                         4,744          8,063
        Depreciation and amortization                      4,492          7,243
        Other operating items                                 --         33,943
                                                       ------------------------

             Total operating expenses                     70,914        160,386
                                                       ------------------------

              Operating income (loss)                      6,206        (35,827)
                                                       ------------------------

Non-operating expense:
        Interest expense                                  (4,325)        (6,234)
        Interest income                                       93            595
        Other                                                311           (136)
                                                       ------------------------

             Total non-operating expense                  (3,921)        (5,775)
                                                       ------------------------

             Income (loss) before income taxes             2,285        (41,602)
Income tax benefit                                            --         (2,511)
                                                       ---------      ---------

             Net income (loss)                         $   2,285      $ (39,091)
                                                       =========      =========

Average common shares outstanding: Basic                  28,366         28,295
                                                       =========      =========
Average common shares outstanding: Diluted                28,671         28,295
                                                       =========      =========

Net income (loss) per share: Basic                     $    0.08      $   (1.38)
                                                       =========      =========
Net income (loss) per share: Diluted                   $    0.08      $   (1.38)
                                                       =========      =========

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                 December 31,   September 30,
                                                                     1998          1998
                                                                 ----------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $ 65,865       $ 35,622
    Receivables, primarily traffic                                   18,794         22,807
    Income tax refund receivable                                         --          9,057
    Expendable parts and supplies, net                               21,772         29,774
    Prepaid expenses and other current assets                         3,866          4,897
                                                                   -----------------------
          Total current assets                                      110,297        102,157
Property and equipment, net                                         327,416        331,974
Lease and equipment deposits                                         11,347         11,515
Intangibles, net                                                     20,295         20,646
Other assets                                                          1,516          4,660
                                                                   -----------------------
    Total assets                                                   $470,871       $470,952
                                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases           $ 39,491       $ 33,945
    Accounts payable                                                 12,822         12,243
    Air traffic liability                                             3,624          4,758
    Accrued compensation                                              1,303          3,834
    Other accrued expenses                                           43,004         44,006
                                                                   -----------------------
          Total current liabilities                                 100,244         98,786
Long-term debt and capital leases, excluding current portion        231,111        234,475
Deferred credits and other liabilities                               15,862         16,592
Stockholders' equity:
    Preferred stock of no par value, 2,000,000 shares
        authorized; no shares issued and outstanding                     --             --
    Common stock of no par value, 75,000,000 shares authorized;
        28,369,081 and 28,294,584 shares issued and outstanding     101,868        101,847
    Retained earnings                                                21,786         19,252
                                                                   -----------------------
          Total stockholders' equity                                123,654        121,099
                                                                   -----------------------
Total liabilities and stockholders' equity                         $470,871       $470,952
                                                                   =======================

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                 December 31,
                                                              1998         1997
                                                            ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  2,285     $(39,091)
Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                            5,146        7,243
      Provision for other operating items                         --       33,943
      Amortization and write-off of deferred credits            (729)        (334)
      Stock bonus plan                                            --           --
      Provision for doubtful accounts                             19        1,007
      Other                                                      229          859
      Changes in assets and liabilities:
          Receivables                                         13,070       14,474
          Expendable parts and supplies                        8,002          (69)
          Prepaid expenses and other current assets            1,031         (287)
          Accounts payable                                       579       (1,878)
          Other accrued expenses                              (4,667)      (6,543)
                                                            ---------------------
               NET CASH FLOWS FROM OPERATING ACTIVITIES:      24,965        9,324
                                                            ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (237)      (4,261)
    Other assets                                               3,144        2,261
    Lease and equipment deposits                                 168       (1,060)
                                                            ---------------------
            NET CASH FLOWS FROM INVESTING ACTIVITIES:          3,075       (3,060)
                                                            ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds received from long-term debt                      6,300           --
    Principal payments on long-term debt and obligations      (4,118)      (4,189)
      under capital leases
    Proceeds from issuance of common stock                        21           --
                                                            ---------------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:           2,203      (4,189)
                                                            ---------------------

            NET CHANGE IN CASH AND CASH EQUIVALENTS:          30,243        2,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              35,622       57,232
                                                            ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 65,865     $ 59,307
                                                            =====================

                                                              1998        1997
                                                             -------     -------
Cash paid during the period for:
    Interest                                                 $ 5,599     $ 6,667
    Income taxes                                                  --       1,024

                              MESA AIR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the fiscal year ended September 30, 1998.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., MPD, Inc., and Four Corners Aviation, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. See discussion of WestAir Holding, Inc. in the "Legal Proceedings" section of this report.

3. Income tax benefit in the three-month period ended December 31, 1997 has been recognized only to the extent of previously recorded deferred tax liability. For the three month period ended December 31, 1998, there was no income tax expense recorded due to the utilization of net operating loss carryforwards.

4.    Legal Proceedings:

      See, "Part II., Item 1."

This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner; compliance with Year 2000 issues, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the safe harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from such forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.


Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to as "Mesa" or the "Company") is an independently owned regional airline serving 114 cities in 28 states, the District of Columbia, Toronto, Canada and Guaymas and Hermasillo, Mexico. At December 31, 1998, Mesa operated a fleet of 107 aircraft with approximately 1,000 daily departures.

Mesa's airline operations are conducted by two regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code-sharing agreement with America West Airlines, Inc. ("America West") and as US Airways Express under code-sharing agreements with US Airways, Inc. ("US Airways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc. , a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with US Airways and flies as US Air Express.

Mesa's long-term business strategy is to operate a competitive and profitable, high-frequency, quality service airline, primarily with a hub-and-spoke system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) regional diversification, (ii) focus on profitable markets, (iii) reactions to the changing economic and competitive environment, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa has increasingly relied on fee per departure contractual agreements with its two code-sharing partners to generate revenue. All of Mesa's America West Express operations (except Guaymas and Hermasillo, Mexico) and all its US Airways Express jet operations are on a fee per departure basis. The percentage of revenue generated under the fee per departure agreements is expected to significantly increase in 1999 as Mesa adds additional regional jets to its America West Express and US Airways Express operations. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares, and joint fares. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines, which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA


                                                  Three Months Ended
                                                       December 31
                                                1998               1997
                                            ------------------------------------
Passengers                                     823,205           1,599,610
Available seat miles (000)                     517,144             633,113
Revenue passenger miles (000)                  256,007             354,473
Load factor                                      49.5%               56.0%
Yield per revenue passenger mile                  30.1(cent)          35.1(cent)
Revenue per available seat mile                   14.9(cent)          19.7(cent)
Operating cost per available seat mile            13.7(cent)          25.3(cent)
Average stage length (miles)                       261                 184
Number of operating aircraft in fleet              107                 189
Gallons of fuel consumed (000)                  14,571              18,630
Block hours flown                               82,990             137,469
Departures                                      79,114             138,567

                                 FINANCIAL DATA

Three Months Ended December 31, 1998 Versus Three Months Ended December 31, 1997

                                                         Three Months Ended December 31
                                      ----------------------------------------------------------------------
                                                      1998                               1997
                                      ----------------------------------------------------------------------
                                        Cost per       Percent of total    Cost per       Percent of total
                                          ASM         operating revenues     ASM         operating revenues
                                      ----------------------------------   ---------------------------------
Flight operations                       6.5(cent)           43.3%           7.7(cent)            38.5%
Maintenance                             2.6(cent)           17.3%           3.6(cent)            18.3%
Aircraft and traffic servicing          1.9(cent)           12.5%           3.4(cent)            17.5%
Promotion and sales                     1.0(cent)            6.9%           2.9(cent)            14.9%
General and administrative              0.9(cent)            6.3%           1.3(cent)             6.5%
Depreciation and amortization           0.9(cent)            5.8%           1.1(cent)             5.8%
Other operating items                   0.0(cent)            0.0%           5.4(cent)            27.3%
                                      ----------------------------------   ---------------------------------
Total operating expenses               13.7(cent)           92.0%          25.3(cent)           129.0%
Interest expense                        0.8(cent)            5.6%           1.0(cent)             5.0%

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues decreased by $47.4 million to $77.1 million in the quarter ended December 31, 1998, from $124.6 million in the quarter ended December 31, 1997. The revenue decrease was primarily due to a 48.5% decrease in passengers carried. Available seat miles ("ASMs") decreased by 18.3%, and the load factor decreased from 56.0% during the December 31, 1997 quarter to 49.5% for the current quarter. The decrease in ASM's and passengers carried is primarily attributable to the discontinuation of the Company's United Airlines Express ("United") operations. (See Part II - Item 1. Legal Events.)

Operating Expenses:

Flight Operations:

Flight operations costs decreased by $14.6 million to $33.4 million for the quarter ended December 31, 1998 from $48 million in the quarter ended December 31, 1997. The primary cause of the decrease for the quarter ended December 31, 1998 from the prior year's comparable quarter was the reduction in ASM's previously noted. Flight operations expense on a cost per ASM basis decreased to 6.5(cent) per seat mile for the quarter ended December 31, 1998 from 7.7(cent) for the quarter ended December 31, 1997 due to lower fuel costs of $9.8 million for the quarter ended December 31, 1998 compared to $17.4 million for the quarter ended December 31, 1997. Approximately $3.1 million of this decrease is the result of a decrease in the average cost per gallon from 93(cent) for the quarter ended December 31, 1997 to 72(cent) for the quarter ended December 31, 1998, while the remainder is due to less consumption. Aircraft rents decreased by $7.6 million from $15.3 million for the quarter ended December 31, 1997 to $7.7 million for the quarter ended December 31, 1998 due to the reduction in fleet size.

Maintenance Expense:

Maintenance expense decreased by $9.6 million in the quarter ended December 31, 1998 to $13.3 million from $22.9 million in the same quarter of the previous fiscal year. The decrease for the quarter ended December 31, 1998 was due to the reduction in ASM's previously noted, and the introduction of 9 new Canadair Regional Jets ("CRJ") aircraft into the fleet. At December 31, 1998, Mesa had 20 CRJ aircraft compared to 11 at December 31, 1997.

Aircraft and Traffic Service Expense:

Aircraft and traffic service expense decreased by $12.1 million to $9.6 million during the quarter ended December 31, 1998 from $21.7 million in the comparable quarter of the previous fiscal year. The decrease for the quarter ended December 31, 1998 was primarily due to reduced station wages and benefits of $4.1 million, reduced rent of $2.1 million, reduced landing fees of $1.4 million, and reduced non-completion and related expenses of $1.8 million. These reductions were due to the reduction in ASMs, closure of the Company's United Express operations in Denver and the West Coast, reduced staffing levels, and better on-time and completion performance.

Promotion and Sales:

Promotion and sales expense decreased $13.1 million to $5.4 million for the quarter ended December 31, 1998 from the prior year's comparable quarter. The lower revenues resulted in decreases of $4.2 million in travel agency commissions, $3.5 million in booking fees, and $4.3 million in program fees. These decreases were caused by a significant decline in the number of passengers carried due to the termination of the United code-sharing agreement. In addition, under the new code-sharing contract with America West, effective September 10, 1998, Mesa no longer pays commissions, booking fees, and certain other revenue related costs.

General and Administrative Expense:

General and administrative expense decreased by $3.3 million for the three-month period ended December 31, 1998 to $4.7 million as compared to the quarter ended December 31, 1997. The primary causes of the decrease were a $1.6 million decrease in benefits, primarily health insurance claims, and a $0.7 million decrease in property and casualty insurance.

Depreciation and Amortization:

Depreciation and amortization decreased by $2.7 million to $4.5 million for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 due to the reduction in fleet size.

Other Operating Items:

During the three months ended December 31, 1997, Mesa recognized an additional $33.9 million loss provision related to the discontinuation of service under the WestAir and Mesa code-sharing agreements with United Airlines. Mesa had previously recognized a loss provision of $72.1 million for the non-renewal of the WestAir code-sharing agreement and the early termination of the MAI code-sharing agreement. See Part II, Item 1. "Legal Proceedings." There were no loss provisions for the quarter ended December 31, 1998.

Other Non-Operating Expense:

Other non-operating expense decreased by $1.9 million to $3.9 million in the quarter ended December 31, 1998 from $5.8 million in the quarter ended December 31, 1997. Interest expense decreased by $1.9 million to $4.3 million in the quarter ended December 31, 1998 from $6.2 million in the quarter ended December 31, 1997 due to lower outstanding principal loan balances as a result of the retirement of aircraft.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of December 31, 1998 were $65.9 million, representing an increase of $30.3 million over the prior year. Mesa's net cash flows from operations was approximately $25.0 million during the quarter ended December 31, 1998. Mesa makes semiannual lease payments on a substantial portion of its leased aircraft with approximately $15 million due in January and July. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

Mesa had receivables of approximately $18.8 million at December 31, 1998, which consist primarily of amounts due from code-sharing partner US Airways. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. However, termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At December 31, 1998, Mesa had 19 excess Beech 1900D aircraft and five Embraer Brasilia aircraft. The Embraer aircraft are intended to be traded in on new CRJ aircraft.

Mesa has significant lease obligations and debt payments on existing aircraft. At December 31, 1998, Mesa had 84 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC, to defer the monthly principle and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In the fall of 1998, RACC refinanced from another lender an additional 14 Beech 1900D aircraft. The total financing provided by RACC is secured by the aircraft and totals $271 million at December 31, 1998 with monthly payments of $2.2 million.

In August 1998 Mesa reached an Agreement with RACC whereby RACC agreed to purchase excess Beech 1900 aircraft parts from Mesa. As a result of disputes between Mesa and RACC regarding the applicability and value of certain aircraft parts under the Agreement, Mesa withheld its monthly payment on 83 Beech 1900 aircraft to RACC for the months of November and December 1998. In an Agreement dated January 7, 1999, Mesa and RACC resolved the issues regarding these parts and RACC accepted them in lieu of payment for the months of November and December 1998. To the extent that any Event of Default, as defined in the financing documents, may have occurred for the months of November and December 1998, they have been deemed fully cured pursuant to the terms of the Agreement with RACC.

Mesa is the lessee of one (1) Embraer EMB 120 aircraft with Fleet Capital Leasing ("Fleet") as lessor. This aircraft is no longer in service with the Company, however, it is maintained in accordance with Mesa's FAA approved maintenance program. On January 11, 1999, Fleet delivered to Mesa a notice of default under the aircraft lease for failing to maintain the aircraft in accordance with the requirements of the applicable aircraft lease. Mesa has responded to Fleet, disputing that an Event of Default under the lease has occurred.

Future lease payments due under all aircraft operating leases were approximately $551 million at December 31, 1998. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying consolidated balance sheet. At December 31,1998, 47 aircraft were leased by Mesa with terms extending through June 2016. Total lease expense for the three months ended December 31, 1998 was $7.6 million.

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its US Airways Express operations on the East Coast. As of February 1, 1999, Mesa had received 22 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 10 by the end of 1999. Mesa has options for an additional 16 CRJ aircraft with a delivery schedule subject to availability of one per month beginning June 2000. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. Permanent financing has been completed on 11 of these aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The financing rate, but not the commitment, is subject to there being no material adverse change in Mesa's creditworthiness. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional 11 aircraft delivered through January 1999 and for the remaining 10 aircraft to be delivered in 1999.

Mesa currently has offers for various real properties in Farmington, New Mexico. Mesa anticipates closing on the sale of its Revenue Accounting and Operations buildings in early 1999. As of February 5, 1999, Mesa had received in excess of $5.5 million from these sales. Mesa is also currently reviewing offers to buy Desert Turbine Services and Four Corners Aviation.

Mesa has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ aircraft and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. Mesa is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the Consumer Price Index, for the number of flight hours incurred since the previous event.

In connection with the $110 million loss provision recorded of which $72.1 million was for the fiscal year ended September 30, 1997 and $37.9 million was for the fiscal year ended September 30, 1998, Mesa incurred $3.4 million in cash expenditures in the quarter ended December 31, 1998 primarily for disposition of surplus aircraft severance and other expenditures. Mesa estimates that the cash expenditures for fiscal year 1999 attributable to the remaining costs related to the termination of the United Express code-share agreements and the shut down of the Denver and Fort Worth operations will be approximately $6.9 million, primarily related to aircraft interest and severance costs. At December 31, 1998, Mesa had applied $79.4 million to this provision, leaving a balance of $30.3 million for remaining disposition costs. Mesa estimates that the remaining provision will be adequate for the remaining disposition expenses. Mesa's estimation that the remaining provision will be adequate for the remaining disposition expenses is a forward-looking statement.

Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from the forward-looking statement in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or re-deploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with US Airways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financings.

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

Mesa's reservation systems are tied to its code-sharing partners, US Airways and America West. Mesa representatives have met with the reservation system providers and are engaged in on-going dialogue regarding their year 2000 progress. Mesa has installed an upgraded version of its current accounting system which is represented by the vendor to be compliant but has not yet been tested. A new flight operations software package which will handle crew scheduling and dispatch is currently being installed to replace an in-house system and is expected to be compliant after implementation of a vendor supplied upgrade. Mesa has had extensive discussions with the manufacturers of its various aircraft to discuss year 2000 issues and identify the required avionics and flight systems upgrades which will be implemented during 1999. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA. Mesa currently has two employees devoted full-time to Year 2000 issues - one in Information Technology and one in the Maintenance department. Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with implementations and testing scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced much of its personal computers and related replacements which were not specifically related to Year 2000 but were part of a larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $.5 million in expenditures to complete its system upgrade. Mesa expects to incur costs to replace or repair some of its systems, but it has not at this time determined the amount of these costs.

Mesa is currently assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force has been formed and is meeting periodically to identify areas of concern and develop action plans. Mesa has also been meeting with similar task forces at America West, US Airways, and SABRE. Also as part of the Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force will include both internal and Company-external representation.

Mesa expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. Mesa believes that the most likely worst-case scenario for the Year 2000 issue would be that Mesa or the third parties with whom it has relationships would cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, Mesa would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. Mesa could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures.

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

AIRCRAFT:

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of December 31, 1998:


                               NUMBER OF AIRCRAFT

                                                                  Operating
                                                                  On Dec. 31,     Passenger
Type of Aircraft         Owned          Leased          Total        1998          Capacity
-------------------------------------------------------------------------------------------
Beechcraft 1900             84            10               94            75           19
Embraer Brasilia            --             5                5            --           30
Dash 8-200                  --            12               12            12           37
CRJ                         --            20               20            20           50
                       -----------------------------------------------------
Total                       84            47              131           107
                       -----------------------------------------------------


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa, Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc., seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 1, 1998, UAL filed a motion with the Court to amend its Complaint to include an additional $4.0 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages which have been incurred by the business of MAI and WestAir.

In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines, Inc. ("SkyWest"). SkyWest was contracted to be Mesa's successor of the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and leading to the non-renewal of the WestAir agreement. Mesa is seeking substantial damages against each defendant.

Mesa is also a party to legal proceedings and claims which arise in the ordinary course of business.

Although the ultimate outcome of the above pending lawsuits cannot be determined at this time, Mesa believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's consolidated financial position. Mesa's belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 6.     Exhibits and Reports on Form 8-K

(A) Exhibits:

1.          none

(B)         Reports on Form 8-K

            A current report on Form 8-K was filed February 1, 1999 announcing that Mesa entered into a Merger Agreement, dated as of January 28, 1999, with CCAir, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MESA AIR GROUP, INC.
                                        Registrant


Date: February 10, 1999                 /s/ Blaine M. Jones
                                        -------------------------------------
                                        Blaine M. Jones
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


              Exhibit No.                             Description
              -----------                             -----------

                  27                             Financial Data Schedule