Form 10-K/A
period 1998-09-30
MESA AIR GROUP INC
filed 1999-03-10
CIK 810332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 17, 1998:

                    Common Stock, no par value: $199,729,822

On December 17, 1998, the Registrant had outstanding 28,369,081 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENTS                 FORM 10-K REFERENCE
                 ---------                 -------------------
                 None                      None

PART I

This Form 10-K includes certain statements, including statements regarding the Company's operations which we believe are within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should","expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms and other comparable terminology. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause Mesa's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of Mesa Many of such factors are not under Mesa's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Mesa disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See, "FORWARD-LOOKING STATEMENTS."

ITEM 1.       BUSINESS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is an independently owned regional airline serving 108 cities in 28 states, the District of Columbia, Toronto, Canada, and Guaymas and Hermasillo, Mexico. Mesa operates a fleet of 112 aircraft and has approximately 1,000 daily departures. Mesa was originally incorporated under the name Mesa Air Shuttle, Inc. and began airline operations in August 1982.

Mesa's airline operations are conducted by two regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code-sharing agreement with America West Airlines, Inc. ("America West") and as US Airways Express under code-sharing agreements with US Airways, Inc. ("US Airways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly-owned subsidiary of Mesa, also operates under a code-sharing agreement with US Airways and flies as US Airways Express.

Approximately 93% of Mesa's consolidated revenues for the year ended September 30, 1998, were derived from operations associated with code-sharing agreements with America West and US Airways. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners', and provide coordinated schedules and joint advertising. Mesa's passengers receive mileage credits in the respective frequent flyer programs of America West and US Airways, and credits in those programs can be used on Mesa's flights.


During fiscal 1998, Mesa Air Group restructured its management and operations, including the following changes:

- The appointment of Jonathan G. Ornstein as the new President and Chief Executive Officer of Mesa effective May 1, 1998.

-    The replacement of all of corporate officers of MAI and Mesa
     Air Group

- The restructuring of Mesa Air Group's Board of Directors, which included the appointment of four new outside directors.

- The termination by United Airlines of the WestAir United Express code-share agreement and the subsequent cessation of operations by WestAir.

- The termination by United Airlines of the Mesa Airlines Denver and Pacific Northwest United Express code-share agreement.

- The execution of new code-share agreements with America West and US Airways.

- The signing of a letter of intent by Mesa Air Group to acquire, as a wholly owned subsidiary, CCAIR, Inc., a Charlotte, North Carolina-based US Airways Express Airline.

The cancellation by United of the code-sharing agreements of both WestAir and Mesa Airlines resulted in Mesa having 100 excess aircraft. As of September 30, 1998, 85 of these aircraft have either been returned to their respective lessors with Mesa's obligations with respect to the leases terminated, have been sold to other airlines or otherwise redeployed. Mesa is negotiating with various parties to dispose of the remaining 15 excess aircraft.

CORPORATE STRUCTURE

Mesa is a Nevada corporation and has its principal executive office in Phoenix, Arizona. In addition to its airline operating subsidiaries, MAI and Air Midwest, Inc., a Kansas corporation and certificated air carrier ("Air Midwest"), Mesa owns WestAir Holdings, Inc., a California corporation, and the owner of WestAir Commuter Airlines, Inc. ("WestAir"), a certificated carrier, which ceased operations in 1998; and various non-airline operations which include:

     - MPD, Inc., a Nevada corporation d.b.a. Mesa Pilot Development, which operates Mesa's Training Programs for new pilots in conjunction with San Juan college in Farmington, New Mexico.

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

Mesa and CCAIR, Inc., a regional airline based in Charlotte, North Carolina that operates under a code-sharing agreement with US Airways, announced in August 1998 that they had signed a Letter of Intent whereby Mesa would acquire CCAIR as a wholly owned subsidiary. The transaction would be valued at approximately $60 million (including $15 million of debt assumed) and is intended to be accounted for as a pooling of interests. The agreement contemplated by the Letter of Intent is an all stock transaction whereby Mesa would acquire all outstanding shares of CCAIR's common stock by issuing Mesa shares equivalent in value to $5.40 for each share of CCAIR common stock, subject to a maximum of .982 shares (at a Mesa share price of $5.50) and a minimum of .568 shares (at a Mesa share price of $9.50). Consummation of the transaction is subject to certain conditions, including completion of mutual due diligence, the negotiation and execution of a definitive merger agreement, receipt of regulatory approval, shareholder approval from both the CCAIR shareholders (as to the merger) and the Mesa shareholders (as to the issuance of Mesa shares in the merger), and satisfaction of closing conditions to be contained in a definitive purchase agreement.

    MESA AIRCRAFT IN OPERATION BY CODE SHARE PARTNER AS OF SEPTEMBER 30, 1998

                                        BEECH           EMBRAER
                                        1900   DASH 8   BRASILIA   CRJ      TOTAL
               US Airways Express        68      --          1      12         81

               America West Express       7      12         --       4         23

               Mesa                       8      --         --      --          8
                                        ---     ---        ---     ---        ---

                TOTAL:                   83      12         1      16         112
                                        ===     ===        ===     ===        ===

In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa has contracts with the U.S. Postal Service for carriage of mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service.

CODE-SHARING RELATIONSHIPS


Mesa's subsidiaries have one code-sharing agreement with America West and four separate code-sharing agreements with US Airways. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other code-sharing agreement with the same code-sharing partner.

The code-sharing agreements provide for terms of six years for America West (expiring in 2004), and five to 10 years for US Airways (Air Midwest expires in 2000 in the Kansas City hub, and the various MAI agreements expire in 2003 in Pittsburgh and for the Canadair Regional Jets ("CRJ") service (described below) and 2004 in the New Orleans, Boston, Philadelphia, Tampa and Orlando hubs). Mesa intends to seek renewal of the Air Midwest US Airways code-sharing agreement. Although the provisions of the agreements vary, generally they are subject to cancellation should Mesa's subsidiaries fail to meet certain operating and performance standards, the breach of other contractual terms and conditions, and, in the case of the US Airways code-sharing agreements (other than the new CRJ service agreement described below), upon six months' notice by either party. The code-sharing agreements do not prohibit the major carrier from serving routes served by the various subsidiaries of Mesa. The code-sharing agreements contain varying provisions allowing Mesa's partners to terminate the agreements upon certain potential operational or "change in control" events. The agreements with US Airways provide that US Airways may terminate its code-sharing agreements upon a change in control of Mesa consisting of not less than 51 percent of the outstanding voting stock or a replacement of 50 percent or more of the members of the Board of Directors. A termination or expiration without renewal of any code-sharing agreements with America West or US Airways would have a material adverse effect on Mesa's business, financial condition, and results of operation.

In November 1997, MAI entered into a new code-sharing agreement with US Airways to provide CRJ service between various domestic city pairs. The CRJ code-sharing agreement terminates five years after CRJ service first begins but is subject to earlier termination by US Airways (i) in the event certain performance requirements are not met and remain uncured for 90 days or (ii) without cause on a "per aircraft basis" three years after such aircraft have been installed in the system upon 180 days' notice. In addition, payments to MAI are based on operating performance goals and may be increased or decreased based on actual results. For the fiscal year ended September 30, 1998, US Airways Express represented approximately 66% of the available seat mile (ASM) capacity of Mesa's aircraft and 70% of its consolidated revenue.

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

CORPORATE STRATEGY

Mesa's long-term business strategy is to operate a competitive and profitable, high frequency, quality-service airline, primarily with a hub-and-spoke route system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) the previously discussed regional diversification, (ii) a focus on profitable markets, (iii) reactions to the changing economic and competitive environment , and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

For Mesa's USAirways Express turboprop operations, Mesa's market selection process follows an in-depth analysis on a route-by-route basis. Agreement is then reached, where appropriate, with US Airways regarding the level of service and fares. Mesa believes that this selection process enhances the likelihood of profits in a given market. Under the America West Contract and the US Airways Express Regional Jet operation, market selection is accomplished by America West and US Airways respectively.

AIRLINE OPERATIONS

In 1998, Mesa moved its corporate headquarters from Farmington, New Mexico and training department from Ft. Worth, Texas to Phoenix, Arizona. Departments included in the move were executives, flight operations including dispatch, accounting, training, personnel, and planning. Headquarters for Mesa's Air Midwest subsidiary is located in Wichita, Kansas.

In July 1997, WestAir received a proposal from United Airlines to extend WestAir's code-share agreement which was due to expire on May 31, 1998. The Company did not accept the proposal due to significant cost increases proposed by United. The Company continued to negotiate with United. However, on July 22, 1997, United awarded eight of WestAir's Los Angeles contract markets to Skywest Airlines effective October 1, 1997, and subsequently granted WestAir additional markets sufficient to utilize the aircraft previously operating the eight Los Angeles markets awarded to Skywest. In November 1997, WestAir received notice from United that WestAir's code-sharing agreement would not be renewed upon its expiration on May 31, 1998.

In September 1997, upon notice to United, Mesa began a reduction of service in some United Express markets from Denver and termination of service to other markets. The reduction in service and termination of certain markets was a result of significantly increased costs associated with operating from the new Denver International Airport and a 20 percent decrease in the average connecting fare received from United. The increased costs associated with operating from Denver International Airport and the reduction in connecting fares received from United resulted in a substantial operating loss in the Denver system in fiscal year 1997.

In response to Mesa's notice to United to reduce and eliminate service in certain markets, United asserted that Mesa's past and proposed termination of service was a "material default" under the code-sharing agreement. United requested an increase in service in certain markets and claimed damages and remedies, including termination of the code-sharing agreement. Mesa claimed that the code-sharing agreement allowed Mesa to terminate service in an unprofitable market. In January 1998, United notified Mesa that it was canceling the Denver and Pacific Northwest code-sharing agreements effective September 30, 1998.

In June 1997, United filed a lawsuit in the United States District Court for the Northern District of Illinois against Mesa Airlines and WestAir seeking a judicial declaration of the parties' rights and obligations under the code-sharing agreements. In response, Mesa filed a counterclaim against United for the termination of the Mesa code-sharing agreement and for damages resulting from the non-renewal of the WestAir code-sharing agreement. These lawsuits are discussed in further detail in Item 3, "LEGAL PROCEEDINGS."

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

MESA'S JET SERVICE

In August 1996, Mesa entered into a memorandum of understanding with Bombardier Regional Aircraft Division ("BRAD") to acquire 16 CRJ 50-passenger jet aircraft with an option to acquire an additional 16 of the jet aircraft and Rolling Options to acquire a third block of sixteen aircraft. In August 1997, Mesa exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option agreement. This exercise included the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. Twenty CRJ aircraft had been delivered to Mesa by December 18, 1998. Delivery of the remaining twelve CRJ aircraft is scheduled to be completed before the end of calendar 1999.

MAI commenced independent jet service under its own name, "Mesa Airlines" between Ft. Worth and Houston, Texas in May 1997 and between Ft. Worth and San Antonio, Texas in September 1997. Subsequent to September 30, 1997, CRJ flights were initiated between Ft. Worth and Austin, Texas; San Antonio and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. This independent jet operation was discontinued in February 1998, and the CRJ aircraft were redeployed in Mesa's US Airways Express and America West Express operations.

MARKETING

Under Mesa's code-sharing agreements, America West and US Airways (the major partners) coordinate advertising and public relations within their respective regions. In addition, Mesa benefits from the major partners' advertising programs in regions outside those served by Mesa, with the major partners' customers becoming customers of Mesa as a result of through-fares. Under these code-sharing arrangements, Mesa's passengers also benefit from through-fare ticketing with the major partners and greater accessibility to Mesa's flights on computer reservation systems and in the Official Airline Guide.

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

Mesa's reliance on its code-share agreements with its major airline partners for the majority of its revenue means that Mesa must rely on the ability of both US Airways and America West to adequately promote their respective service and to maintain their respective market share. Competitive pressures by low-fare carriers and price discounting among major airlines could have an adverse effect on US Airways and America West and therefore adversely affect Mesa.

Mesa is the exclusive America West Express operator. However, there are several airlines that operate as US Airways Express, and to the extent that Mesa cannot provide safe, reliable and competitive service as US Airways Express, US Airways could reassign Mesa routes to other US Airways Express carriers.

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

Mesa's captive insurance company, MAGI Insurance, Ltd., handles baggage and freight claims in addition to a two percent portion of Mesa's hull and liability insurance.

Mesa carries a $300 million combined single limit aircraft liability and comprehensive general liability policy and a $25 million per occurrence aggregate personal injury policy, except with respect to passengers, which is a $250 million per occurrence aggregate policy. In addition, Mesa's aircraft are insured to their full hull value.

EMPLOYEES

Mesa currently has approximately 2,500 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. Historically, Mesa has had no difficulty attracting qualified personnel to meet its requirements.

Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. Commencing in early 1997, the consolidation and standardizing of Mesa's pilot training program resulted in training delays and impacted Mesa's operations and resulted in unavailability of flight crews and cancellation of flights. The pilot shortage was reduced in October 1997 when Mesa reduced service in certain markets and temporarily removed aircraft from service, however, in early 1998 10 aircraft remained out of service to comply with the reduced levels of service required by US Airways until pilot and crew shortages could be alleviated in the second quarter of 1998. There has been no pilot shortages since the termination of Mesa's United Express operation in April 1998. No assurances can be made that pilot turnover and unavailability will not again be a significant problem in the future, particularly if major carriers expand. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

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

As a result of a special review by the FAA beginning in July 1996 of Mesa's operations, and certain other factors, the FAA alleged that Mesa violated certain Federal Aviation Regulations. Mesa disputed many of the allegations and as a result, a Consent Order was signed with the FAA in September 1996, in which the FAA agreed that the execution of the Consent Order by Mesa did not constitute or imply an admission by Mesa of the facts, circumstances or regulatory violations contained in the Consent Order. In the Consent Order, the FAA stated that, as a result of Mesa's positive responses to the FAA and its prompt action to cure possible deficiencies and its planned improvements, the FAA would assess a compromise civil penalty of $500,000 . Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order by September 30, 1997. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations ("FAR") and consolidate control of operational areas (maintenance, flight operation and training) under one central management team.

Effective in March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. FAR Part 121 rules previously governed the operation of aircraft with more than 30 seats. Under the FAA's changes FAR Part 121 rules now encompass the operation of aircraft with greater than nine seats. Mesa, one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to FAR Part 121 within the FAA's deadline. Some of the additional requirements of FAR Part 121 include: increased pilot training, the necessity to have FAA licensed dispatchers dispatch each flight, additional training of maintenance personnel, additional maintenance and flight record keeping requirements, additional maintenance requirements for the aircraft, and a decrease in the number of hours that a pilot may fly. These requirements have resulted in increases in Mesa's costs, affecting Mesa's ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. Mesa anticipates that the cost of the transition from FAR Part 135 to FAR Part 121 will be approximately $4.5 million per year. Efforts are being made to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

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

In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

          TYPE                               LOCATION                 OWNERSHIP   APPROXIMATE SIZE
          ----                               --------                 ---------   ----------------
          Administration/Executive           Phoenix, AZ              Leased         21,003 sq. ft.
             Accounting/Dispatch
          Flight                             Phoenix, AZ              Leased          7,559
          Operations/Training
          Revenue Accounting                 Farmington, NM           Owned          7,000.
          Administration                     Farmington, NM           Owned          18,000.
          Operations                         Farmington, NM           Owned          16,000
          Hangar                             Farmington, NM           Leased         30,000
          Engine Shop                        Farmington, NM           Leased          6,000
          Hangar                             Fresno, CA               Leased         50,000
          Warehouse/Office                   Fresno, CA               Leased         21,750
          Hangar/Office                      Wichita, KS              Leased         30,000
          Hangar/Office                      Jacksonville, FL         Leased         30,256
          Hangar                             Jamestown, NY            Leased         30,000
          Hangar/Office                      Dubois, PA               Leased         23,000
          Hangar                             Reading, PA              Leased         56,250
          Hangar/Office                      Grand Junction,CO        Leased         32,768
          Hangar/Office                      Bullhead City, AZ        Leased         12,852
          Parts Storage                      Phoenix, AZ              Leased          1,000

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ON JULY 24, 1998, THE COMPANY HELD ITS ANNUAL MEETING OF SHAREHOLDERS IN LAS VEGAS, NEVADA. THE FOLLOWING PROPOSALS WERE VOTED UPON BY MESA'S SHAREHOLDERS AT THE ANNUAL MEETING.

1. The following directors were elected at the annual meeting:

     -    Paul R. Madden

     -    Jonathan G. Ornstein

     -    James E. Swigart

     -    J. Clark Stevens

     -    Daniel J. Altobello

     -    Jack Braly

     -    Herbert A. Denton

     -    General Ronald R. Fogleman

     -    Larry L. Risley

 Each nominee for Director received in excess of 90% of the total votes cast.

2. The Key Officers' Stock Option Plan, which authorizes the grant of options to purchase up to 1,600,000 shares of common stock, was approved with 17,322,436 (81.1%) voting for, 3.937,331 (18.4%) voting against, and 109,212 abstentions.

3. The Outside Directors Stock Option Plan, which authorizes the grant of options to purchase up to 150,000 shares of common stock, was approved with 8,602,297 (82.7%) voting for, 3,780,533 (16.8%) voting against, and 107,370 abstentions.

4. The amendment to the 1996 Restated and Amended Employee Stock Option Plan, to authorize the grant of additional options to purchase up to 1,500,000 shares of common stock, was approved with 15,831,818 (74%) voting for, 5,417,360 (25.4%) voting against, and 19,896 abstentions.

5. The Indemnification Agreements under the laws of the State of Nevada entered into with the Company's officers and directors were ratified with 24,931,771 (97.7%) voting for, 477,458 (1.8%) voting against, and 107,744 abstentions.

7. The ratification of the selection of KPMG LLP as independent auditors of the Company for fiscal 1998 was approved with 26,651,950 (99.5%) voting for, 65,756 (0.2%) voting against, and 64,038 abstentions.

8. The shareholder proposal to hire an investment banker to explore the sale or merger of the Company was defeated with 1,750,078 (8.2%) voting for, 17,475,205 (81.9%) voting against, and 2,113,991 abstentions.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

Presented below are the high and low sales prices of the Common Stock of Mesa Air Group, Inc. on the NASDAQ National Market System under the symbol "MESA".

                        FISCAL 1998                  FISCAL 1997
          QUARTER          HIGH            LOW           HIGH             LOW
          First          $ 6.875        $ 4.938        $10.500         $ 6.440

          Second           9.406          5.250          7.630           5.440

          Third            8.875          7.500          6.500           4.690

          Fourth           8.313          4.672          6.630           5.000


On December 2, 1998, Mesa had 1,236 shareholders of record. Mesa has never paid cash dividends and does not intend to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA AND OPERATING STATISTICS

In thousands of dollars, except per share and average fare amounts and otherwise indicated


                                                                         YEARS ENDED SEPTEMBER 30
                                                 1998             1997               1996             1995             1994
Operating revenues                          $ 423,541          $ 510,977          $ 500,363         $ 455,139          $ 396,134
Operating expenses                            468,329            565,463            452,369           425,567            347,760
Operating income (loss)                       (44,788)           (54,486)            47,994            29,572             48,374
Other income (expense)                          6,100              3,087             14,302              (156)             3,534
Interest expense                               22,508             27,776             12,777             6,395              7,916
Earnings (loss) before income taxes           (61,196)           (79,175)            49,519            23,021             43,992

Net earnings (loss)                           (53,434)           (48,597)           30,407            14,012           27,688
Net earnings (loss) per share: basic            (1.89)             (1.72)             1.01              0.43             0.78
Net earnings (loss) per share: diluted          (1.89)             (1.72)             1.00              0.42             0.76
Working capital                                 3,371             68,561            70,860           115,378          134,186
Total assets                                  470,952            679,866           678,491           446,722          419,902
Long-term debt, excluding current             234,475            338,199           338,278            78,411           91,722
portion
Stockholders' equity                          121,099            177,088           224,666           255,883          234,316
Net book value per share                   $     4.27         $     6.26        $     7.96        $     7.53       $     7.16

Passengers carried                          5,103,931          6,720,631         6,463,690         6,086,782        5,170,252
Revenue passenger miles (000)               1,239,900          1.397,645         1.364,681         1,179,397          982,642
Available seat miles (000)                  2,289,488          2,484,489         2,437,662         2,310,895        1,897,933
Average passenger journey                         243                208               211               194              190
Average stage length                              191                171               167               167              163
Load factor(1)                                   54.2%              56.3%             56.0%             51.0%            51.8%
Break-even passenger load factor                 93.9%              94.4%             51.7%             49.2%            47.0%
Revenue per available seat mile                  18.5(cent)         20.6(cent)        20.5(cent)        19.7(cent)       20.9(cent)
Cost per available seat mile                     20.5(cent)         22.8(cent)        18.6(cent)        18.4(cent)       18.3(cent)
Average yield per revenue passenger              34.2(cent)         35.8(cent)        35.9(cent)        37.5(cent)       38.9(cent)
mile
Average fare                               $    80.83         $    74.52        $    75.72        $    72.53       $    74.11
Aircraft in service                               112                184               175               177              166
Cities served                                     108                168               164               172              165
Number of employees                             2,500              4,800             4,000             3,900            3,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

Mesa Air Group, Inc. and its subsidiaries are a group of regional airlines and related companies providing service across the United States as America West Express, Mesa Airlines, USAirways Express, and until May 31, 1998, as United Express.

The following tables set forth selected operating and financial data of Mesa for the years indicated below:

                                                                     OPERATING DATA
                                                              YEARS ENDED SEPTEMBER 30
                                           1998                          1997                   1996
                                         ---------------           ---------------           ----------------
Passengers                               5,103,931                  6,720,631                 6,463,690
Available seat miles (000)               2,289,488                  2,484,489                 2,437,662
Revenue passenger miles (000)            1,239,900                  1,397,645                 1,364,681
Load factor                                  54.23%                      56.3%                     56.0%
Revenue per ASM                               18.5(cent)                 20.6(cent)                20.5(cent)
Yield per RPM                                 34.2(cent)                 35.8(cent)                35.9(cent)
Cost per ASM                                  20.5(cent)                 22.8(cent)                18.6(cent)

                                                            FINANCIAL DATA
                                                     YEARS ENDED SEPTEMBER 30
                                            1998                                1997                            1996
                                           PERCENT      COST                 PERCENT     COST                 PERCENT      COST
                               AMOUNT         OF        PER       AMOUNT        OF       PER       AMOUNT       OF          PER
                                (000)      REVENUES     ASM        (000)     REVENUES    ASM       (000)      REVENUES      ASM
Flight operations               $167,630    39.65%    7.3(cent)   $181,696    35.6%    7.3(cent)  $166,151     33.2%      6.8(cent)

Maintenance                       81,847    19.38%    3.6(cent)     93,278    18.3%    3.8(cent)    81,400     16.3%      3.3(cent)

----------

1    Load factor is defined as the percentage of seats filled.

Aircraft and traffic              68,125     16.1%    3.0(cent)     85,755    16.8%    3.5(cent)    73,469     15.0%      3.0(cent)
servicing

Promotion and sales               57,767    13.60%    2.5(cent)     75,448    14.8%    3.0(cent)    74,844     15.0%      3.1(cent)

General and administrative        26,768      6.3%    1.2(cent)     26,543     5.2%    1.1(cent)    29,186      5.8%      1.2(cent)

Depreciation and                  25,749      6.1%    1.1(cent)     34,859     6.8%    1.4(cent)    24,296      4.9%      1.0(cent)
amortization

Other operating items             40,443      9.6%    1.8(cent)     67,884    13.3%    2.7(cent)     3,023      0.6%      0.1(cent)

    Total operating expenses    $468,330    110.6%   20.5(cent)   $565,463    10.7%    2.8(cent)   452,369     90.4%     18.6(cent)

Interest expense                $ 22,508      5.3%    1.0(cent)   $ 27,776     5.4%    1.1(cent)  $ 12,777      2.6%      0.5(cent)

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

Flight Operations expense decreased by 7.8 percent to $167.6 million (7.3 (cent) per ASM) for the 1998 fiscal year, from $181.7 million (7.3(cent) per ASM) for the comparable period in 1997. Fuel costs decreased by $16.7 million during the current period as compared to the prior period, primarily as a result of operating fewer aircraft in 1998. On an ASM basis, fuel costs decreased to 2.2(cent) during the current period from 2.(cent) in the prior period as a result of longer stage length and more efficient aircraft. Pilot costs decreased by $4.4 million during the year, remaining at 2.2(cent) per ASM for both the fiscal years ending September 30, 1998 and 1997. Pilot training costs increased by $6.5 million for the fiscal year ended September 30, 1998, from the fiscal year ended September 30, 1997 due to the retraining costs associated with adding 11 CRJ aircraft into the fleet. Dispatch costs increased by $.8 million in the 1998 period due to the stricter operating requirements of FAR Part 121. These cost increases were partially offset by an approximate $9.4 million reduction in aircraft lease expense, from 2.7(cent) per ASM in the 1997 fiscal year to 2.(cent) in the 1998 fiscal year, which resulted from flying fewer aircraft. Ownership costs of owned aircraft are reported as depreciation and interest expense rather than flight operations expense.

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

Aircraft and Traffic Servicing costs decreased by 20.6% to $68.1 million (3.0(cent)) per ASM) during fiscal 1998 from $85.8 million (3.5(cent) per ASM ) in fiscal 1997. Station wages decreased by $8.3 million or from 1.0(cent) per ASM in fiscal 1998 to 0.7(cent) per ASM in fiscal 1998 due to more efficient staffing. Station rent decreased by $5.5 million in fiscal 1998 from fiscal 1997 due to the elimination of the higher rental cost West Coast and Denver operations.

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

The provisions discussed above were the primary reasons for the net losses in 1998 and 1997. However, other factors have contributed to the net losses. The cost of operating 19 seat aircraft has risen sharply in the past three years. This increase is primarily attributable to a combination of factors discussed elsewhere herein, including increased governmental regulation, higher labor costs due to union contracts, older aircraft requiring more maintenance, higher training cost due to increased pilot turnover and other items. As a result Mesa has made the determination to reduce the number of 19 passenger aircraft. At the end of 1997, the Company was operating 139 19-seat aircraft, within the next year it is expected this number will be less than 70. Also contributing to the losses in both years was the unprofitable attempt to start a regional jet operation flying as Mesa Airlines in Ft Worth, Texas. This operation ceased in February 1998 and this equipment has been profitably redeployed under a code sharing agreement with US Airways.

FISCAL 1997 VERSUS FISCAL 1996

Operating revenues increased by $10.6 million (2.1%) for fiscal 1997 compared to the prior fiscal year. This increase in operating revenues is the result of a 4% increase in passengers, partially offset by a 1.6% decrease in average fares. Capacity, measured by ASMs, increased by 1.9% and passenger traffic, measured by RPMs, increased by 2.4%. The load factor increased from 56.0% to 56.3%, yield decreased to 35.8(cent) in fiscal 1997 from 35.9(cent) per RPM, and revenue per ASM increased to 20.6(cent) from 20.(cent) per ASM in fiscal 1996.

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

Aircraft and Traffic Servicing costs increased to $85.7 million (3.5(cent) per ASM) during fiscal 1997 from $73.5 million (3.(cent) per ASM ) in fiscal 1996. Station labor costs rose by $6.1 million due to an across the board wage increase granted in September 1996 in order to attract and retain qualified individuals. Non-completion costs increased by $1.4 million in fiscal 1997. The increase was caused by a higher than normal level of flight cancellations as a result of flight crew scheduling difficulties and training delays. The flight crew scheduling difficulties and training delays were related to the significant changes required by conversion to FAR Part 121 and compliance with the FAA Consent Order. Deicing costs increased $.8 million and security expenses increased $.5 million in 1997 over the prior year. Increased costs of security are directly related to the increase in passengers carried.

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

LIQUIDITY AND CAPITAL RESOURCES

       Mesa's cash, cash equivalents and marketable securities as of September 30, 1998 were $35.6 million, representing a decrease of $21.6 million over the prior year. Mesa had a net loss of $53.4 million in 1998. After adjustment for non-cash activities and the change in certain balance sheet accounts, the Company used $18.3 million in its operating activities. The primary factors affecting this difference between the net loss and cash used in operating activities were :

     1) a reduction in receivables of $30.5 million resulting from the termination of the United Airlines code-sharing relationship.

     2) a $40.4 million provision and $5.7 million write-off of deferred credits also as a result of the termination of the United Airlines code-sharing agreement. These two items had a net positive effect on cash of $34.7 million.

     3) the non-cash items of depreciation and amortization accounted for $25.7 million of the difference between the net loss and the net cash flow.

     4) the reduction in other accrued liabilities resulted in a reduction in cash of $44.3 million, which included $31.0 million in payments on excess aircraft.

     5) other differences identified in the Consolidated Statements of Cash Flows result primarily from the operation of business in the normal course.

Mesa had cash flows from investing activities of $19 million, which included $17.6 million from the sale of equipment. However, these proceeds were used primarily to reduce the associated long-term debt resulting in a reduction in cash under financing activities. In addition, the Company generated $11.1 million from the sale of marketable securities but used $8.1 million for the acquisition of equipment and other capital assets.

Under financing activities, the Company had cash from long-term debt of $27 million, however this was primarily replacement financing and all but approximately $5.3 million was used for payments on long term debt. The balance of the long term debt reduction of approximately $11 million resulted from scheduled debt payments during the year. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions. Management believes that the Company's existing cash and cash equivalents and currently anticipated cash flows from operations will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the foreseeable future.

Mesa had receivables of approximately $22.8 million at September 30, 1998, which consist primarily of amounts due from code-sharing partner US Airways. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. However, termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At September 30, 1998, Mesa had 13 excess Beech 1900D aircraft, of which two were sold subsequent to September 30, 1998. At September 30, 1998, Mesa had seven Embraer Brasilia aircraft which will all be traded in on new CRJ aircraft. The manufacturer intends to reimburse Mesa for the lease cost until the aircraft are sold or leased elsewhere. By December 1998, three of the Embraer Brasilia aircraft had been traded in on CRJ aircraft. Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement Actual cash flow could materially differ from the forward-looking statement in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or re-deploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with US Airways; termination of one or more of Mesa's credit facilities resulting in the need to repay unanticipated debt; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financings.

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

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its USAirways Express operations on the East Coast. As of December 18, 1998, Mesa had received 20 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 12 by the end of 1999. Mesa has Rolling Options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. The expected delivery schedule of aircraft is a forward-looking statement, which could significantly differ based on manufacturer's delivery delays, among factors. Permanent financing has been completed on 11 of these aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The rate, but not the commitment, is subject to there being no material adverse change in Mesa's creditworthiness. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional nine aircraft delivered through December 1998 and for the remaining 12 aircraft to be delivered in 1999. Historically, Mesa has used various third party leasing to finance these aircraft. Mesa intends to continue using similar financing for additional aircraft to be acquired. To the extent such financing may not be available, Bombardier has committed to provide financing.

At September 30, 1998, the average age of Mesa's aircraft fleet deployed in revenue service was:

-    Four years for the Beech 1900D fleet

-    Two years for the Dash 8 fleet

-    One year for the Canadair Regional Jet fleet

Due to the young age of Mesa's fleet, Mesa does not anticipate replacing any of its aircraft with newer aircraft of the same model type.

Approximately $1.0 million was incurred as a one-time expense in the fourth quarter of fiscal 1997 related to the two Fokker 70 aircraft returned by Mesa to Daimler-Benz.

Mesa currently has offers for its various real properties located in Farmington, New Mexico. The Administration Building was sold in December 1998 and Mesa anticipates closing on the Revenue Accounting and Operations buildings in early 1999. Mesa expects to receive in excess of $5.5 million from these sales. Mesa is also currently reviewing offers to buy Desert Turbine Services ( a division of Mesa Airlines, Inc.) and Four Corners Aviation.

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

In connection with the $110 million loss provision recorded of which $72.1 million was for the fiscal year ended September 30, 1997 and $37.9 million was for the year ended September 30, 1998, Mesa incurred $29.6 million in cash expenditures in fiscal 1998 primarily for disposition of surplus aircraft severance and other expenditures. Mesa estimates that the cash expenditures for fiscal year 1999 attributable to the remaining costs related to the termination of the United Express code-share agreements and the shut down of the Denver and Fort Worth operations are approximately $6.9 million primarily related to aircraft interest and severance costs. At September 30, 1998, Mesa had applied $76.0 million to this provision, leaving a balance of $34 million for remaining disposition costs. Mesa estimates that the remaining provision will be adequate for the remaining disposition expenses. Mesa's estimation that the remaining provision will be adequate for the remaining disposition expenses is a forward-looking statement.

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

Mesa's reservation systems are tied to its code-sharing partners, US Airways and America West. Mesa representatives have met with the reservation system providers and are engaged in on-going dialogue regarding their year 2000 progress. Mesa has installed an upgraded version of its current accounting system which is represented by the vendor to be compliant but has not yet been tested. A new flight operations software package which will handle crew scheduling and dispatch is currently being installed to replace an in-house system and is expected to be compliant after implementation of a vendor supplied upgrade. Mesa has had extensive discussions with the manufacturers of its various aircraft to discuss year 2000 issues and identify the required avionics and flight systems upgrades which will be implemented during 1999. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA. Mesa currently has two employees devoted full-time to Year 2000 issues - one in Information Technology and one in the Maintenance department. Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with implementations and testing scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced much of its personal computers and related systems. These replacements were not specifically related to Year 2000 but were part of a larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $.5 million in expenditures to complete its system upgrade. Mesa expects to incur costs to replace or repair some of its systems, but it has not at this time determined the amount of these costs.

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

Mesa expects to incur Year 2000-specific costs in the future but does not at present anticipate that these costs will be material. Mesa believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that Mesa or the third parties with whom it has relationships would cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, Mesa would encounter disruptions to its business that could have a material adverse effect on its business, financial position, and results of operations. Mesa could be materially impacted by widespread economic or financial market disruption or by Year 2000 computer system failures. Mesa Air is in the process of assessing the state of readiness of its business partners. If some of its business partners are not compliant and have wide-spread system failures, it could adversely affect Mesa Air's business resulting in the loss of revenue due to flight cancellations and incremental expenses to address such problems.

The failure of Mesa Air's code-sharing partners to fully upgrade their reservations systems and the failure of SABRE to fully upgrade its system could result in the inability of Mesa Air to collect revenue for passengers who have flown on Mesa Air, and, as a result, could materially adversely affect Mesa Air's cash flow.

Mesa has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 Task Force activities. Mesa maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready. All of Mesa Air's critical systems have manual back-up procedures that already exist, with the exception of the avionics systems in Mesa Air's aircraft.

Mesa Air has relationships with certain governmental entities such as the FAA upon which it is dependent to operate its aircraft. The FAA has represented on its web page that its systems are Year 2000 compliant. If, however, systems at the FAA fail, Mesa Air's aircraft will not be able to operate, or will operate at a substantially reduced level. If this were to occur, Mesa Air approximates that it would lose substantially all the revenue associated with these non-operated flights.

There has been some discussion in the media about the difficulty that could be associated with air travel as the Year 2000 begins. Mesa Air has only recently begun taking reservations for travel in early 2000. As of March 1, 1999, there has been no appreciable decrease in the level of advanced bookings for January 1, 2000. Mesa Air anticipates that the effect on bookings for this date will be further mitigated by the fact that the number of passengers traveling on January 1 is traditionally very low, and that in the Year 2000 such date falls on a Saturday, which is also traditionally not a day for significant amounts of travel.

For each day that Mesa is unable to operate flights as a result of Year 2000 failures, Mesa anticipates a loss of revenue of approximately $1 million and net loss of approximately $500,000 per day.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner; compliance with Year 2000 issues, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements which we believe are within the meaning of the Safe harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Consolidated Financial Statements


          Page 20 - Independent Auditors' Report

          Page 21- Consolidated Statements of Operations - Years ended September 30, 1998, 1997, and 1996


          Page 22 - Consolidated Balance Sheets - September 30, 1998 and 1997

          Page 23 - Consolidated Statements of Cash Flows - Years ended September 30, 1998, 1997, and 1996

          Page 24 - Consolidated Statements of Stockholders' Equity - Years ended September 30, 1998, 1997, and 1996

          Page 25 - Notes to Consolidated Financial Statements

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

                                                                        KPMG LLP

Phoenix, Arizona

January 7, 1999

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Year Ended September 30,
                                                       1998               1997                1996
Operating revenues:
    Passenger                                        $ 412,526          $ 500,822          $ 489,432
    Freight and other                                   11,015             10,155             10,931
                                                     ---------          ---------          ---------
        Total operating revenues                       423,541            510,977            500,363

Operating expenses:
    Flight Operations                                  167,630            181,696            166,151
    Maintenance                                         81,847             93,278             81,400
    Aircraft and traffic servicing                      68,125             85,755             73,469
    Promotion and sales                                 57,767             75,448             74,844
    General and administrative                          26,768             26,453             29,186
    Depreciation and amortization                       25,749             34,859             24,296
    Other operating Items (note 15)                     40,443             67,884              3,023
                                                     ---------          ---------          ---------
        Total operating expenses                       468,329            565,463            452,369
                                                     ---------          ---------          ---------
        Operating income (loss)                        (44,788)           (54,486)            47,994

Non-operating income (expense):
    Interest expense                                   (22,508)           (27,776)           (12,177)
    Interest income                                        802              1,837              2,274
    Other                                                5,298              1,250             12,028
                                                     ---------          ---------          ---------
        Total non-operating income (expense)           (16,408)           (24,689)             1,525
                                                     ---------          ---------          ---------
        Earnings (loss) before income taxes            (61,196)           (79,175)            49,519
Income tax expense (benefit) (note 5)                   (7,762)           (30,578)            19,112
                                                     ---------          ---------          ---------
        Net earnings (loss)                          $ (53,434)         $ (48,597)         $  30,407
                                                     =========          =========          =========
Average common shares outstanding:  Basic               28,328             28,275             29,988
Average common shares outstanding:  Diluted             28,328             28,275             30,449

Net earnings (loss) per share:  Basic                $   (1.89)         $   (1.72)         $    1.01
Net earnings (loss) per share:  Diluted              $   (1.89)         $   (1.72)         $    1.00

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         September 30,
                                                                                       1998              1997
                                                                                     ------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                        $ 35,622         $ 57,232
    Marketable securities (note 2)                                                       --              8,690
    Receivables, primarily traffic                                                     22,807           53,852
    Income tax refund receivable (note 5)                                               9,057            6,999
    Expendable parts and supplies, less allowance for obsolescence of $1,952           29,774           31,377
    and $2,631
    Prepaid expenses and other current assets                                           4,897            8,553
                                                                                     --------         --------
        Total current assets                                                          102,157          166,703
Property and equipment, net (notes 3 and 4)                                           331,974          440,890
Lease and equipment deposits (notes 8)                                                 11,515           10,354
Intangibles, less amortization of $6,625 and $5,200                                    20,646           22,071
Other assets                                                                            4,660            9,848
                                                                                     --------         --------
    Total assets                                                                     $470,952         $649,866
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases (note 4)                    $ 33,945         $ 31,786
    Accounts payable                                                                   12,243           21,884
    Air traffic liability                                                               4,758            6,785
    Accrued compensation                                                                3,834            7,024
    Other accrued expenses                                                             44,006           30,662
                                                                                     --------         --------
        Total current liabilities                                                      98,786           98,142
Long-term debt and capital leases, excluding current portion                          234,475          338,199
Deferred credit and other liabilities                                                  16,592           34,837
Deferred income taxes                                                                    --              1,600
Stockholders' equity (note 6)
    Preferred stock of no par value, 2,000,000 shares                                    --               --
        authorized; no shares issued and outstanding
    Common stock of no par value, 75,000,000 shares authorized;                       101,847          101,361
        28,363,915 and 28,294,584 shares issued and outstanding
    Retained earnings                                                                  19,252           72,686
    Unrealized gain on marketable securities, net of deferred income taxes               --              3,041
    of $1,754 (note 2)
                                                                                     --------         --------
        Total stockholders' equity                                                    121,099          177,088
                                                                                     --------         --------
    Commitments, contingencies, and subsequent events (notes 4,7,8,9,11 and 15)
Total liabilities and stockholders' equity                                           $470,952         $649,866
                                                                                     ========         ========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Year Ended September 30,
                                                                           1998              1997              1996
                                                                        ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (loss)                                                      $(53,434)         $(48,597)         $ 30,407
Adjustments to reconcile net earnings (loss) to
    Net cash flows from operating activities:
    Depreciation and amortization                                          25,749            34,859             24296
    Provision for code share agreements and other operating items          40,443            72,100            10,000
    Deferred income taxes                                                  (1,600)          (20,439)           10,473

    (Gain) loss on disposal of property and equipment                        --                --                 689
    (Gain) loss on sale of securities                                      (4,544)             --             (22,008)
    Amortization and write-off of deferred credits                         (5,721)           (1,745)           (3,271)
    Stock bonus plan                                                         --                 349               970

    Provision for doubtful accounts                                         1,036              --                --
    Changes in assets and liabilities:
      Receivables                                                          30,533           (12,747)            3,706
      Income tax refund receivable                                         (2,058)           (6,999)             --
      Expendable parts and supplies                                         1,603            (4,421)           (2,274)
      Prepaid expenses and other current assets                             3,656            (2,159)              529
      Accounts payable                                                     (9,641)            8,073            (4,361)
      Other accrued liabilities                                           (44,288)           (7,306)           (6,109)
                                                                         --------          --------          --------
        NET CASH FLOWS FROM OPERATING ACTIVITES:                          (18,266)           10,968            43,047
                                                                         --------          --------          --------

CASH  FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (8,062)           (4,562)          (20,263)
    Proceeds from sale of property and equipment                           17,624             1,874             1,616
    Proceeds from sale of marketable securities                            11,102             1,000            40,861
    Other assets                                                             (481)            9,539              (354)
    Lease and equipment deposits                                           (1,161)             (339)              699
                                                                         --------          --------          --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES:                          19,022             7,512            22,559
                                                                         --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt                               27,000              --                --
    Principal payments on long-term debt and obligations
      under capital leases                                                (50,272)          (17,114)          (12,141)
    Proceeds from issuance of common stock                                    442               123             1,510
    Common stock repurchase and retirement                                   --                --             (53,930)

    Proceeds from deferred credits                                           --               1,023              --
                                                                         --------          --------          --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES:                         (22,366)          (15,968)          (64,561)
                                                                         --------          --------          --------

        NET CHANGE IN CASH AND CASH EQUIVALENTS:                          (21,610)            2,512             1,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           57,232            54,720            53,675
                                                                         --------          --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 35,622          $ 57,232          $ 54,720
                                                                         ========          ========          ========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                                                                       Available
Years ended September 30, 1998, 1997, and 1996           Number of        Common        Retained        for sale
                                                          shares          stock         earnings        Securities        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                          33,463,742      $  151,957     $   90,876     $   13,050        $  255,883
Exercise of options (note 6)                              191,759           1,510           --             --               1,510
Stock bonus plan (note 7)                                  94,281             970           --             --                 970
Common stock repurchase                                (5,506,400)        (53,930)          --             --             (53,930)
Tax benefits from sale of optioned stock                     --               369           --             --                 369
Change in unrealized gains, net of tax (note 2)              --              --             --          (10,543)          (10,543)
Net earnings                                                 --              --           30,407           --              30,407
                                                       ----------        --------       --------        -------          --------
Balance at September 1996                              28,243,382         100,876        121,283          2,507           224,666
Exercise of options (note 6)                               16,333             123           --             --                 123
Stock bonus plan (note 7)                                  34,869             349           --             --                 349
Tax benefits from sale of optioned stock                     --                13           --             --                  13
Change in unrealized gains, net of tax (note 2)              --              --             --              534               534
Net loss                                                     --              --          (48,597)          --             (48,597)
                                                       ----------        --------       --------        -------          --------
Balance at September 30, 1997                          28,294,584         101,361         72,686          3,041           177,088
Exercise of options (note 6)                               69,331             442           --             --                 442
Tax benefit from sale of optioned stock                      --                44           --             --                  44
Change in unrealized gains, net of tax (note 2)              --              --             --           (3,041)           (3,041)
Net loss                                                     --              --          (53,434)          --             (53,434)
                                                       ----------        --------       --------        -------          --------
Balance at September 30, 1998                          28,363,915        $101,847       $ 19,252           --            $121,099
                                                       ==========        ========       ========        =======          ========



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

       Mesa operates as USAirways Express under four code-sharing agreements with US Airways, Inc. ("US Airways"). One agreement covers operations utilizing a Kansas City hub and expires in 2000. Another US Airways code-sharing agreement covers operations out of the Pittsburgh hub and expires in 2003. The third agreement covers hubs in New Orleans, Tampa, Orlando, Philadelphia and Boston and expires in 2004. The fourth agreement which provides for Canadair Regional Jet ("CRJ") 50-passenger jet service on certain defined routes and expires in 2003.

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

   h.  Income Taxes

       Income taxes are accounted for under the asset and liability method Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Mesa and its subsidiaries file a consolidated federal income tax return.

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

       The number of shares used in the per share computation are as follows:

                                                                SEPTEMBER 30
                                                      1998           1997         1996
                                                               (IN THOUSANDS)
          Basic:
             Weighted average shares outstanding
             during the year                           28,328       28,275       29,988
                                                       ======       ======       ======
          Diluted:
             Weighted average shares outstanding
             during the year                           28,328       28,275       29,988

             Common stock equivalent shares -
             assumed exercise of options                 --           --            461
                                                       ------       ------       ------
                                                       28,328       28,275       30,449
                                                       ======       ======       ======


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

2.   Marketable Securities

     Marketable securities available for sale are summarized as follows:

                                                    SEPTEMBER 30
                                           1998                       1997
                                                   (IN THOUSANDS)
                                     COST        MARKET         COST      MARKET
                                     BASIS       VALUE
          Equity securities --       $ --         $ --        $3,895       $8,690
          available for sale


Mesa invested $18.7 million in America West in 1994 and received Class A shares of common stock, Class B shares of common stock and warrants. In 1996, Mesa sold a portion of its Class B common stock of America West, resulting in a realized gain of $22 million. In January 1998, Mesa sold its remaining investment in America West comprising Class A shares, Class B shares and warrants for Class B shares. Mesa received cash of approximately $11.1 million and recognized non-operating income of approximately $4.5million on the sale of these securities.

3.   Property and Equipment

     Property and equipment consists of the following:

                                                        SEPTEMBER 30
                                                    1998            1997
                                                       (IN THOUSANDS)
          Flight equipment, substantially       $ 386,300        $ 494,755
          pledged
          Other equipment                          12,952           17,206
          Construction in progress                   --                221
          Leasehold improvements                    2,895            6,517
          Furniture and fixtures                    1,570            2,422
          Buildings                                10,091            9,098
          Land                                        525              525
          Vehicles                                  1,422            2,258
                                                ---------        ---------
                                                  415,755          533,002
          Less accumulated depreciation           (83,781)         (92,112)
                                                ---------        ---------
          Net property and equipment            $ 331,974        $ 440,890
                                                =========        =========

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

4. Long-Term Debt and Capital Leases

Long-term debt and capital leases consist of the following:

                                                                                           SEPTEMBER 30
                                                                                       1998           1997
                                                                                         (IN THOUSANDS)
          Notes payable to manufacturers: approximately $2.1 million including interest due monthly through 2011. Notes provide variable rates of interest ranging from 6.87% to 7.5% at
             September 30, 1998.  Secured by aircraft                              $ 236,639        $ 319,442

          Notes payable to manufacturers principal and  interest due                  23,100             --
          in September 1999.  Notes provide fixed interest
          at 7.5%. Secured by aircraft

          Notes payable to banks: Approximately $93,500 due monthly plus interest indexed to adjusted LIBOR rates (7.31% to 7.56% at
              September 30, 1998) through 2006.  Secured by aircraft                   8,174           49,569


          Capital leases; due in monthly installments through 1999; interest
                 indexed to prime rate.  Secured by equipment                            507              974

          Total long-term debt and capital leases                                    268,420          369,985
                                                                                   ---------        ---------
          Less current portion                                                       (33,945)         (31,786)
                                                                                   ---------        ---------
          Long-term debt and capital leases, excluding current portion             $ 234,475        $ 338,199
                                                                                   =========        =========

Principal maturities of long-term debt and capital leases for each of the next five years are as follows:

                 Year ending September 30
                    (in thousands)
                1999       $ 33,945
                2000         10,950
                2001         11,630
                2002         12,203
                2003         12,841
          Thereafter        186,852

At September 30, 1998, Mesa had 86 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC, to defer the monthly principle and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In September 1998, RACC refinanced from another lender an additional 11 Beech 1900D aircraft. The total financing by RACC is secured by the aircraft and totals $260 million at September 30, 1998 with monthly payments of $2.1 million In November 1998, RACC refinanced from another lender three more Beech 1900D aircraft.

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

5.   Income Taxes

     Income tax expense (benefit) consists of the following:

                                             SEPTEMBER 30
                                  1998            1997            1996
          CURRENT:                         (IN THOUSANDS)
                Federal       $ (6,162)       $(10,139)       $  7,912
                State                                              727
                                                                   ---
                                (6,162)        (10,139)          8,639
            Deferred:
             Federal            (1,451)        (16,054)          8,457
              State               (149)         (4,385)          2,016
                              --------        --------        --------
                                (1,600)        (20,439)         10,473
                              --------        --------        --------

                              $ (7,762)       $(30,578)       $ 19,112
                              ========        ========        ========

The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1998, 1997 and 1996 to earnings (loss) before income taxes) as follows:

                                                                                    SEPTEMBER 30
                                                                         1998         1997         1996
                                                                                   (IN THOUSANDS)

          Computed "expected" tax expense (benefit)                  $(21,419)       $(27,711)       $ 17,332

          Increase (reduction) in income taxes resulting from:

              Intangibles                                                  98              98              98

              Investment tax credits                                     --              --               (29)

              Tax exempt interest                                        --                (1)            (32)

              State taxes, net of federal tax benefit                  (2,203)         (2,850)          1,783

              Increase in valuation allowance
                                                                       14,500            --              --

              Other                                                     1,262            (114)            (40)
                                                                     --------        --------        --------
                  Total income tax expense (benefit)                 $ (7,762)       $(30,578)       $ 19,112
                                                                     ========        ========        ========

Elements of deferred income tax assets (liabilities) are as follows:

                                                                              SEPTEMBER 30
              DEFERRED TAX ASSETS:                                     1998              1997
                                                                           (IN THOUSANDS)

              Inventory, parts and equipment allowances              $  3,566        $  2,485

              Accrued expenses                                            500             904

              Deferred credit                                            --               536

              Other accrued liabilities                                   757             770

              Provisions not deductible for tax                        20,724          27,831

              AMT credit carryover                                      2,099          12,922

              Unrealized holding gain on marketable securities           --            (1,754)

              Benefit of net operating loss and tax credit             55,337          20,129
                                                                     --------        --------
                 carry forwards
                                                                       82,983          63,823

          Valuation allowance                                         (15,500)         (1,000)
                                                                     --------        --------
          Net deferred tax assets                                      67,483          62,823
          Deferred tax liabilities:
            Depreciation and tax capital lease differences            (67,483)        (64,423)
                                                                     --------        --------
          Net deferred taxes                                         $   --          $ (1,600)
                                                                     ========        ========


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

During 1998, the valuation allowance was increased by $14.5 million due to a determination that the utilization of net operating loss and tax credit carryforwards was not considered to be "more likely than not". Mesa's U.S. federal income tax returns for the tax years ended September 30, 1993 and 1994 are being examined by the Internal Revenue Service (IRS). A final report of proposed adjustments, including a tax assessment of approximately $1.9 million, has been received from the IRS. Although the ultimate outcome of the examination cannot be predicted with certainty, management is of the opinion that adequate provision exists in the consolidated financial statements for the estimated impact of the examination.

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

     C. In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at fair market value on the date of grant. This is a formula-based plan under which options to 150,000 shares have been granted. In 1996 shareholders voted to reduce the number of options available for granting under the plan by 590,000 There are 60,000 remaining shares reserved for options under this plan.

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

At September 30, 1998, there were 2,051,541 shares of common stock available for grant under these plans.

Transactions involving stock options under these plans are summarized as follows:

                                      1998                      1997                    1996
                                                 WEIGHTED                 WEIGHTED               WEIGHTED
                                                 AVERAGE                  AVERAGE                AVERAGE
                                      SHARES     EXERCISE      SHARES     EXERCISE      SHARES   EXERCISE
             FIXED OPTIONS             (000)      PRICE        (000)       PRICE        (000)     PRICE
          Outstanding at
             beginning of year        3,365       $  9.93        3,389    $ 10.30        1,625    $ 11.38
          Granted                     1,445          8.21          709       6.03        2,007       9.17
          Exercised                     (69)         6.91          (16)      7.48         (195)      7.75
          Canceled/Forfeited           (345)        11.85         (717)      7.92          (48)      9.95
                                      -----                      -----                   -----
          Outstanding at end
                      of year         4,396       $  9.26        3,365    $  9.93        3,389    $ 10.30
                                      =====                      =====                   =====


At September 30, 1998, the range of exercise prices was $4.88 - $17.25 and weighted-average contractual life of all options was 9.2 years. The number of options exercisable at September 30, 1998 was 2,779,633, and the weighted-average exercise price of these options was $10.04.

The per share weighted-average fair value of stock options granted during, 1997, and 1996 was $4.24, $3.24, and $4.97, respectively, on the date grant using the Black-Scholes option pricing model with the following - average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.5% in 1998 and 5.9% in 1997 and 1996, volatility of 54.2% and an expected life of 6 years.

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

                                                          1998              1997              1996
                                                     ---------        ----------        ----------
          Net earnings (loss)      As reported       $ (53,434)       $  (48,597        $   30,407
                                                     =========        ==========        ==========


                                   Pro forma        $ (56,721)       $  (50,643)       $   27,422
                                                     =========        ==========        ==========

          Earnings (loss)
            per share: Basic       As reported       $   (1.89)       $    (1.72)    $        1.01
                                                     =========        ==========        ==========
                                   Pro forma         $   (2.00)       $    (1.80)    $        0.91
                                                     =========        ==========        ==========
          Earnings (loss)
            per share: Diluted     As reported       $   (1.89)       $    (1.72)    $        1.00
                                                     =========        ==========        ==========
                                   Pro forma         $   (2.00)       $    (1.80)    $        0.90
                                                     =========        ==========        ==========


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

     Future minimum lease payments under noncancelable operating leases are as follows:

              YEAR ENDING SEPTEMBER 30
                  (IN THOUSANDS)
                1999       $ 38,666

                2000         37,217

                2001         36,152

                2002         35,815

                2003         35,126
          Thereafter        351,977

9.   Aircraft Acquisitions  and Commitments

     Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its USAirways Express operations on the East Coast. As of December 18, 1998, Mesa had received 20 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 12 by the end of 1999. Mesa has Rolling Options for an additional 16 CRJ aircraft with a delivery schedule of one per month beginning June 2000. The value of these 16 CRJ aircraft at listed prices is approximately $320 million. The remaining seven Embraer Brasilia aircraft will be traded in on new CRJ aircraft on a one-for-one basis.

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

     Mesa operates under a five-year agreement with the Air Line PilotsAssociation (ALPA) covering pilots at MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and excellent opportunities for advancement. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and flight attendants are represented by the Association of Flight Attendants (AFA). No other Mesa subsidiaries are parties to collective bargaining agreement or union contracts.

     During December 1995, the Federal Aviation Administration (FAA) announced rules which require commuter airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft FAR Part 121 regulations by the end of March 1997. Mesa was one of largest regional airlines operating under FAR Part 135 regulations. In of Mesa's conversion to FAR Part 121 and to address issues raised in past inspections, the FAA began a special review of Mesa's operations in June 1996. As a result of a special review by the FAA of Mesa's operations, and other factors, a Consent Order was signed with the FAA in September 1996, assessing a compromise civil penalty of $500,000. Mesa paid $250,000 of the compromise amount, and the remaining $250,000 was waived after Mesa complied with provisions of the Consent Order. Mesa agreed to adopt operational standards that exceed the requirements of the Federal Aviation Regulations and to consolidate control of operational areas (maintenance, flight operation and training) under one central management team. Effective in March 1997, the FAA required that commuter airlines with aircraft of 10 or more passenger seats begin operating those aircraft under FAR Part 121 regulations instead of FAR Part 135. Mesa completed the transition to FAR
     Part 121 on the FAA's deadline. Company management is monitoring the cost increases resulting from compliance with FAR Part 121 regulations. The cost increase is primarily related to additional training, dispatch and maintenance procedures.

     During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. These complaints have been consolidated by court order, and, after the court granted in part a motion dismiss in May 1996, a third amended consolidated complaint has been filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. In May 1998, Mesa entered into a memorandum of understanding with the plaintiffs to settle the litigation. While Mesa and its corporate officers and directors believe they have substantial and meritorious defenses against the plaintiff's allegations and have defended their position vigorously, they have agreed to a settlement to avoid ongoing litigation. The memorandum of understanding provides for a total of $8 million to be paid the class plaintiffs on behalf of the defendants. Mesa paid a substantial portion of the settlement. On December 1, 1998, the settlement was approved by the Court and the cases dismissed. Mesa used funds reserved for the defense of the case as its contribution towards the settlement.

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

13   Valuation and Qualifying Accounts

                                      BALANCE AT     ADDITIONS
                                     BEGINNING OF   CHARGED TO COSTS                 BALANCE AT END
                                         YEAR       AND EXPENSES       DEDUCTIONS      OF YEAR
                                                       (IN THOUSANDS)
        ALLOWANCE FOR OBSOLESCENCE
        DEDUCTED FROM EXPENDABLE
        PARTS AND SUPPLIES

          September 30, 1998          $2,631          $ --               679)         $1,952

          September 30, 1997           1,350           1,281            --             2,631

          September 30, 1996           1,200             150            --             1,350



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

15   Other Operating Items

     Other operating items consist of the following expenses (income):

                                                                 SEPTEMBER 30
                                                           1998               1997
                                                                (IN THOUSANDS)
          Provision for non-renewal of the
          WestAir and early termination of the
          Denver code-share agreements with UAL          $ 33,943          $ 72,100

          Cessation of Ft. Worth jet operations             4,000               --
          Settlement of shareholder lawsuit                 2,500               --
          Settlement with manufacturer                       --              (5,220)
          Aircraft return provision                          --               1,004
                                                         --------          --------
                                                         $ 40,443          $ 67,884
                                                         ========          ========


     In July 1997, WestAir received a proposal from UAL for the extension of WestAir's code-sharing agreement which was due to expire on May 31, 1998. The proposal contained certain material amendments to the existing code-sharing agreement. The Company did not accept this proposal because it provided for significant cost increases and did not include certain changes to the proposal requested by the Company. Management continued to negotiate for improvements in the proposal. On July 22, 1997 UAL awarded WestAir's eight Los Angeles contract markets to Skywest Airlines, effective October 1, 1997. UAL subsequently granted additional pro-rate markets to WestAir, sufficient to utilize the aircraft previously serving the eight Los Angeles system contract markets. There was no material cost of transition to these new pro-rate markets, and the new pro-rate markets were attaining similar financial results as the discontinued contract markets. The Company is in litigation to resolve UAL's unilateral termination of WestAir's contract markets in the Los Angeles area.

     In late November 1997, WestAir received written notice from UAL that WestAir's code-sharing agreement would not be renewed. Subsequent to November 1997, management on repeated occasions sought a reconsideration of UAL's decision not to renew the WestAir code-sharing agreement. At a meeting on January 6, 1998, UAL confirmed that it would not reconsider renewing WestAir's code-sharing agreement upon its expiration. WestAir had significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company recognized a loss provision to provide for the cost of discontinuation of WestAir operations.

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

     On January 22, 1998, Mesa received notice from UAL of the termination of the Company's code-sharing agreement covering the Denver system, Pacific Northwest and Los Angeles markets to be effective April 22, 1998. UAL also arbitrarily terminated WestAir's markets in the Pacific Northwest as of April 22, 1998. Mesa notified UAL that the Company considered the termination notice, although improper, wrongful and arbitrary, to been effective as of February 6, 1998, 15 days after issuance of the January 22, 1998 termination notice in accordance with the termination provisions of the contract. All service to these markets was discontinued by April 22, 1998. As a result of UAL's new code-sharing partners for these markets not needing the Company's aircraft and equipment associated with these operations, the Company recorded a $33.9 million loss provision in the quarter ended December 31, 1997, to provide for costs to dispose of or redeploy certain aircraft, as well as other costs to shut down the Denver system.

     Termination of Mesa's and WestAir's code-sharing agreement with United Airlines resulted in a surplus of 21 British Aerospace Jetstream 31 aircraft, 29 Embraer Brasilia aircraft, 39 1900D Beech aircraft and 11 Dash 8 aircraft for a total of 100 aircraft. The British Aerospace Jetstream 31 aircraft, the Embraer aircraft and the Dash 8 aircraft are subject to long-term leases. Although the surplus 1900D Beech aircraft are not specifically identified, the majority of these aircraft are owned with an average net book value of $3.3 million per aircraft.

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

     The restructuring provisions and the activity in the accruals during 1998, related to the UAL code-share agreements and the Ft. Worth operations, can be summarized as follows:

                                                   Provision                                       Balance
                                      ------------------------------------                        ---------
                                      September     December      March 31        Provision       September
                                      30, 1997      30, 1997       1998            Utilized        30, 1998
                                      --------      --------      ----------      --------        --------
     Aircraft and related parts       $ 39,500       $ 21,943           --          $(34,172)     $ 27,271

     Denver intangibles                 26,343           --             --           (26,343)           --

     Severance and other                 6,257         12,000           --           (11,423)          6,834

     Ft. Worth operations                 --             --            4,000          (3,723)            277
                                      --------       --------       --------        --------        --------
                                      $ 72,100       $ 33,943       $  4,000        $(75,661)       $ 34,382
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth the names and ages of the directors and executive officers of Mesa and certain additional information regarding their respective business experience:

1.       Directors

         PAUL R. MADDEN, age 72, was appointed as Chairman of the Board and Chairman of the Executive Committee on February 3, 1998 and as a director of Mesa in April 1997. Mr. Madden is currently Of Counsel to the Phoenix law firm of Gallagher & Kennedy and specializes in the corporate and securities areas. From June 1994 through November 1997, Mr. Madden was a partner of the Chicago firm of Chapman and Cutler serving in its Phoenix office. Mr. Madden served as a partner with the Phoenix law firm of Beus, Gilbert & Morrill from January 1991 until June 1994. Prior to joining the Board, Mr. Madden served as securities counsel to Mesa for approximately nine years.

         JONATHAN G. ORNSTEIN, age 41, was appointed Chief Executive Officer effective May 1, 1998 and was appointed to the Compensation Committee on February 3, 1998, the Executive Committee on March 13, 1998, and as a director on January 29, 1998. Mr. Ornstein is the controlling shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P., an investment partnership which owns approximately eight percent of CCAIR, and approximately six percent of Mesa Air and is Chairman of the Board of Virgin Express Holdings, plc, which operates through a subsidiary called Virgin Express, S.A./N.V. as a low-cost European airline. From April 1996 to his joining Mesa Air as CEO, Mr. Ornstein served as President and Chief Executive Officer of Virgin Express S.A./N.V. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, plc. Mr. Ornstein joined Continental Express Airlines, Inc. as President and Chief Executive Officer in July 1994, and in November 1994, he assumed additional duties at Continental Airlines, Inc. as Senior Vice President, Airport Services. Mr. Ornstein was employed by Mesa from 1988 to July 1994 where his positions included President of Mesa's WestAir Holding, Inc. subsidiary and Executive Vice President. Mr. Ornstein's employment agreement provides the Company will use its good-faith efforts to cause the Board to include Mr. Ornstein among its nominees and to appoint him as Chief Executive Officer through March 13, 2001. From March 1985 to December 1987, Mr. Ornstein was a securities broker.

              JAMES E. SWIGART, age 47, has served as a director and as Vice Chairman of the Board of Mesa Air since January 29, 1998, a member of its Audit Committee since February 3, 1998 and a member of the Nominating Committee since April 27, 1998. Mr. Swigart is a minority shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P. which owns approximately eight percent (8%) of CCAIR, and approximately six percent (6%) of Mesa Air. Mr. Swigart is currently the President and Chief Executive Officer of Virgin Express, S.A./N.V., a low-cost European commuter airline, positions he has held since May 1, 1998. He was appointed a director of Virgin Express Holdings, plc on May 22, 1998. From December 1995 to April 1998, Mr. Swigart served as the Chief Financial Officer of Virgin Express Holdings, plc. From April 1996 to April 1998, he served as Chief Financial Officer of Virgin Express, S.A./N.V. Mr. Swigart served as the Chief Financial Officer of Continental Express Airlines, Inc. from July 1994 to November 1995 and President and controlling shareholder of Hydralign, a manufacturer of machinery for the paper and plastics industries, from September 1993 to July 1994. From 1986 until August 1993, Mr. Swigart served as the Senior Vice President of the Transportation Group at Lehman Brothers. He previously served as a member of the Board of the Company from December 6, 1993 until August 10, 1994.

              DANIEL J. ALTOBELLO, age 58, has been a director of Mesa Air since January 29, 1998, as Chairman of its Compensation Committee since February 3, 1998 and Chairman of Mesa Air's Nominating Committee since April 27, 1998. Since September 1995, Mr. Altobello has been the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc. and LSG/SKY Chefs, and the largest airline catering company in the world. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President, Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University, including service as Vice President, Administration Services. He is a member of the board of directors of American Management Systems, Inc., Colorado Prime Foods, Care First, Inc., Care First of Maryland, Inc., MESA Air Group, World Airways, Inc., First Union Realty Trust, Atlantic Aviation Holdings and SodexhoMarriott Inc. and a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc. and the Woodstock Theological Center at Georgetown University.

              JACK BRALY, age 57, has served as a director of Mesa Air since December 6, 1993, as a member and Chairman of its Audit Committee since March 1994, as a member of Mesa Air's Compensation Committee since December 6, 1993, and as a member of its Nominating Committee since April 27, 1998. Since August 5, 1996, Mr. Braly has served as the President, Chief Executive Officer and a member of the Board of Directors of Sino Swearingen Aircraft Company, a private aircraft manufacturer. From June 1994 to August 5, 1996, Mr. Braly was an officer of the North American Aircraft Modification division of Rockwell International. He served as Vice President Aircraft Manufacturing from June 1994 to October 1994, as Executive Vice President from October 1994 to October 1995 and was Vice President and General Manager from October 1995 to August 5, 1996. Before joining Rockwell International, Mr. Braly served as a consultant to various aircraft manufacturers and regional airlines from August 1993 until June 1994. Prior thereto, Mr. Braly was President of Beech Aircraft Corporation from March 1991 until July 1993.

              HERBERT A. DENTON, age 51, has been a director since January 29, 1998 and has been a member of Mesa Air's Executive Committee since February 3, 1998. Mr. Denton is the President of Providence Capital Inc., an investment-banking firm he co-founded in 1991. He also serves on the Board of Directors of Chic by H.I.S., Inc., an apparel manufacturing company, where he is the Chairman of the Compensation Committee.

              GENERAL RONALD R. FOGLEMAN, U.S.A.F., retired, age 56, has been a director since January 29, 1998. General Fogleman has been a member of Mesa Air's Audit Committee since February 3, 1998, its Executive Committee since March 13, 1998, and its Nominating Committee since April 27, 1998. In September 1997, he retired from the Air Force with the rank of General. He served as Chief of Staff of the United States Air Force from 1994 until 1997 and as Commander-in-Chief of the United States Transportation Command from 1992 until 1994. General Fogleman currently serves on the Board of Directors of North American Airlines, a feeder airline for El Al; Southern Air, a private air transportation company; Rolls Royce of North America; and World Airways.

              J. CLARK STEVENS, age 48, was named President of Mesa in January 1995 and has been a director of the Company since May 1995. From February 1993 until January 1995, Mr. Stevens was President of the Company's FloridaGulf Airlines Division and from December 1992 until February 1993, Mr. Stevens served as Vice President, DFW Division with Simmons Airlines, d/b/a American Eagle. From September 1990 to September 1990 to December 1992, he served as Executive Vice

         President of MetroFlight, Inc., d/b/a American Eagle. Mr. Stevens resigned as an officer and director of the Company in October, 1998.

              LARRY L. RISLEY, age 54, is Chairman Emeritus of the Board of Directors of Mesa Air and presently serves as Manager of Special Projects. He formerly served as Chairman of the Board from the incorporation of Mesa Air until February 3, 1998 and as Chief Executive Officer from the incorporation of Mesa Air until April 30, 1998. He served as President of Mesa from 1983 through January 13, 1995. Mr. Risley's employment agreement with Mesa Air provides the directors will continue to vote to nominate Mr. Risley and to use their best efforts to cause his election to the Board through the fiscal year ending September 30, 2003.

2.       Executive Officers

         BLAINE M. JONES, age 43, has been Chief Financial Officer of Mesa since April 1998. From January 1997 to April 1998, he served as a financial consultant with Merrill Lynch and from 1995 to 1996 he was a principle in Four Corners Office Products, Inc. From 1985 to 1995, Mr. Jones held various positions with Mesa including Chief Financial Officer and President of Mesa's Mountain West Division.

         STEVEN E. MARKHOFF, age 32, has been Secretary of Mesa since August 1998. From September 1997 to August 1998, Mr. Markhoff served as Secretary and General Counsel of Kiwi International Holdings, Inc., d/b/a Kiwi International Airlines. From January 1997 to August 1997, he served as Director of Safety and Regulatory Compliance of Kiwi and from May 1995 to January 1997 he served as In-house Counsel and head of the legal department with ValuJet Airlines, Inc. From November 1990 to June 1994, Mr. Markhoff served as a pilot with Northeast Express Regional Airlines, Inc., d/b/a Northwest Airlink.

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

                                                          Compensation Committee

                                                   Daniel J. Altobello, Chairman

                                                         /s/ Daniel J. Altobello
                                                         -----------------------

COMPENSATION SUMMARY OF EXECUTIVE OFFICERS

The following table sets forth certain compensation paid or accrued by Mesa during the fiscal year ended September 30, 1998 to the Chief Executive Officer and the four most highly compensated executive officers of Mesa whose total annual salary and bonuses exceeded $100,000.

                                                                                OTHER
                                                                                ANNUAL                    ALL OTHER
                                                SALARY            BONUS       COMPENSATION   OPTIONS    COMPENSATION
     NAME AND PRINCIPAL             YEAR          ($)               ($)           ($)            (#)         ($)
     --------------------          -----        --------         -------      -----------    ---------   -----------
     POSITION
     --------
     Jonathan G. Ornstein            1998        84,615
         Chief Executive
     Officer
     Blaine M. Jones                 1998        46,154
         Chief Financial
     Officer
     Arlo E. Clough                  1998       100,000                         17,666
         Senior Vice
     President of Maintenance
     Archille R. Paquette            1998       130,000           65,000
         President Air Midwest
     Timothy L. Coon                 1998        18,462(2)
         Vice President
     USAirways
     Larry L. Risley                 1998       318,315             --            --
        Former Chairman of           1997       350,000                                     150,000         4,750
     the Board
        and Chief Executive          1996       350,000          420,000                    150,000         4,750
     Officer
     J. Clark Stevens                1998       239,852             --            --
        Former Chief                 1997       235,000             --                       80,000         4,750
     Operating Officer
        and President                1996       235,000          235,000                     80,000         4,750


1)   Mr. Ornstein joined Mesa on May 1, 1998. His annual salary is $200,000.

2) Messrs. Jones and Coon commenced their employment with Mesa on May 1, 1998 and July 15, 1998, respectively. Each of their annual salaries is $100,000.

3) Bonuses are actually paid after the end of each fiscal year and reflect performance for the prior year. As Mesa incurred a loss for fiscal 1997, no bonuses were paid to its employees in fiscal 1998. Bonuses were paid to Mesa's wholly

4) As of December 31, 1998, Larry L. Risley owned 516,380 shares of Mesa Common Stock and J. Clark Stevens owned no shares of Mesa Common Stock.

5) These amounts represent both vested and non-vested Mesa contributions to the individual named executive officer's 401(k) plan. Under Mesa's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. Mesa currently makes matching contributions equal to 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. Contributions by Mesa to the 401(k) plans for the year ended September 30, 1998 was $1,485,618.

OPTIONS

                        OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS
-----------------                        PERCENT OF
                          NUMBER OF         TOTAL                                         POTENTIAL
                         SECURITIES       OPTIONS/                                       REALIZABLE
                         UNDERLYING         SARS                                         VALUE AT
                          OPTIONS/       GRANTED TO                                     ASSUMED ANNUAL
                            SARS          EMPLOYEES      EXERCISE OF                      RATES OF
                          GRANTED         IN FISCAL       BASE PRICE      EXPIRATION     STOCK PRICE
                         -----------     ----------   --------------     -----------    APPRECIATION
                                                                                         FOR OPTION
                                                                                           TERM (2)
                                                                                        -------------
       NAME                  (#)            YEAR           ($/SH)           DATE            5% (S)        10% (S)
         (A)                 (B)             (C)             (D)             (E)              (F)             (G)
------------------     ---------------  -------------  ---------------  --------------  --------------    ----------

Jonathan G. Ornstein       1,012,800           78.1%   6.60 - 8.25         03/12/08          19,769       4,800,232
Blaine M. Jones              150,000           10.4%       7.82            04/12/08          48,671         772,307
Arlo E. Clough                  --             --          --                  --              --              --
Archille R. Paquette            --             --          --                  --              --              --
Timothy L. Coon                 --             --          --                  --              --              --
Larry L. Risley                 --             --          --                  --              --              --
J. Clark Stevens (3)          80,000           --          8.75            03/31/08            --           337,497

1) Of the total, 1,000,000 options were granted under the 1998 Key Officer Stock Option Plan, and 12,800 were granted under the 1994 Additional Directors' Stock Option Plan. The shares granted under the Key Officer Stock Option Plan are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of March 12, 1998. The shares issued under the Additional Directors' Plan vest in annual 1/3 increments beginning in January 1999.

2) These options were granted under the 1998 Key Officer Stock Option Plan and are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of April 12, 1998.

3) Subsequent to year-end, Mr. Stevens resigned as an officer of Mesa, and his options were purchased by the Company.

4) The exercise price per share of the options listed in the table are not less than the fair market value of a share of Mesa Common Stock on the date of grant, as determined under the various Plans.

5) Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from September 30, 1998 through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of Mesa and Mesa common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                         NUMBER OF
                                                                        UNEXERCISED              VALUE OF UNEXERCISED
                                                                         OPTIONS AT              IN-THE-MONEY OPTIONS
                                                                      SEPTEMBER 30, 1998         AT SEPTEMBER 30, 1998
                          SHARES ACQUIRED ON        VALUE REALIZED      EXERCISABLE/                EXERCISABLE/
         NAME          EXERCISE (#)                        ($)        UNEXERCISABLE               UNEXERCISABLE
------------------     ------------------        ------------------   ------------------         --------------------
Jonathan G. Ornstein           --                      --             333,333/679,467                   0/0
Blaine M. Jones                --                      --              50,000/100,000                   0/0
Arlo E. Clough                 --                      --                    0/16,667                   0/0
Archille R. Paquette           --                      --              112,665/25,000                   0/0
Timothy L.Coon                 --                      --                         0/0                   0/0
Larry L. Risley                --                      --             950,000/800,000                   0/0
J. Clark Stevens (2)           --                      --             277,999/160,000                   0/0

1)   As of September 30, 1998 there were no options currently in the money.

2) Subsequent to year-end, Mr. Stevens resigned as an officer of Mesa, and his options were purchased by the Company.

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

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 18, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and the address of the listed beneficial owner is that of Mesa Air In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

                                                   NUMBER OF SHARES
                                                   OF COMMON STOCK
                                                   BENEFICIALLY
                                                   OWNED
                                                                      VESTED
NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES             OPTIONS (1)        TOTAL (1)       PERCENT (1)
------------------------------------              ------------       -----------        ---------        -----------
Larry L. Risley                                    516,380            800,000           1,316,38           4.6%
   Farmington, New Mexico 87401

Jack Braly                                            --               19,000             19,000           0.1%
   San Antonio, Texas 78216

Paul R. Madden                                       5,000             13,000             18,000           0.1%
   5847 North 46th Street
   Phoenix, Arizona 85018

Jonathan G. Ornstein (2)                           343,664            333,333            681,997           2.4%
410 N. 44th St., Suite 700


Phoenix, AZ 85008

Blaine M. Jones                                        264            50,00 0             50,264           0.2%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

James E. Swigart (3)                               110,214               --             11 0,214           0.3%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Daniel J. Altobello                                  1,000               --                1,000           0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Herbert A. Denton                                     --                 --                 --             0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Ronald R. Fogleman                                    --                 --                 --             0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Maurice A. Parker                                     --                 --                 --             0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Arlo E. Clough                                        --                 --                 --             0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Archille R. Paquette                                  --              122,665            122,665           0.4%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

Timothy L. Coon                                       --                 --                 --             0.0%
410 N. 44th St., Suite 700
Phoenix, AZ 85008

J. Clark Stevens                                      --                 --                 --             0.0%
2400 State Highway 121, #2501
Euless, TX 76039

Barlow Partners II, LP                           1,785,513               --            1,785,513           6.3%
1954 Airport Rd., Suite 200
Atlanta, GA 30341

Wisconsin Investment Board                       3,190,000               --            3,190,000          11.2%
 121 E. Wilson St
 Madison, Wisconsin 53702

Alliance Capital                                 2,881,500               --            2,881,500          10.2%
1345 Avenue of the Americas, 39th Floor
New York, NY 10105

Franklin Advisers                                2,497,000               --            2,497,000           8.8%
777 Mariners Blvd
San Mateo, CA 94404

Dimension Fund                                   1,989,400               --            1,989,400           7.0%
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401-1038

All directors and officers as a group              981,522          1,337,998          2,319,520           8.2%

-------------------------

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

       3.1      Articles of Incorporation of Mesa Air           Filed as Exhibit 3.1 to Registrant's Form
                Holdings, Inc. dated May 28, 1996               10-K for the fiscal year ended September 30, 1996,
                                                                incorporated herein by reference

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

       4.2      Form of Common Stock certificate (issued        Filed as Exhibit 4.8 to Form S-1,
                after November 12, 1990)                        Registration No. 33-35556 effective December 6, 1990,

                                                                incorporated herein by reference

       4.8      Form of Employee Non-Incentive Stock            Filed as Exhibit 4.12 to Registrant's Form
                Option  Plan, dated as of June 2, 1992          10-K for the fiscal year ended September 30, 1992,
                                                                Commission File No. 33-15495, incorporated herein
                                                                by reference

       4.9      Form of Non-Incentive Stock Option issued       Filed as Exhibit 4.13 to Registrant's Form under 10-K for
                Mesa Airlines, Inc. Employee Non-Incentive      the fiscal year  ended September 30, 1992,
                Stock Option Plan, dated as of June 2,          Commission File No. 33-15495, incorporated 1992 herein
                                                                by reference

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

      4.12      Form of Mesa Airlines, Inc. Additional          Filed as Exhibit 4.5 to Registration No.
                Outside Directors Stock Option Plan dated       33-09395 effective August 1, 1996
                as of December 9, 1994

      4.13      Form of Non-Qualified Stock Option Issued       Filed as Exhibit 4.6 to Registration No.
                Under Mesa Airlines, Inc. Additional            33-09395 effective August 1, 1996
                Outside Directors' Stock Option Plan

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

      10.17     Agreement between Beech Aircraft                Filed as Exhibit 10.30 to Form S-1,
                Corporation and Mesa Airlines, Inc.,            Registration No. 33-35556 effective
                dated April 30, 1990                            December 6, 1990,
                                                                incorporated herein by reference

      10.18     Sublease Agreement between Air Midwest,         Filed as Exhibit 10.32.1 to Form S-1,
                Inc. and Mesa Airlines, Inc.,                   Registration No. 33-35556 effective
                dated April 27,  1990 for                       December 6, 1990, incorporated
                Embraer Brasilia aircraft 120.180               herein by reference

      10.20     Agreement between Air Midwest, Inc. and         Filed as Exhibit 10.32.3 to Form S-1,
                Mesa Airlines, Inc., dated February 27, 1990,   Registration No. 33-35556 effective
                for purchase of four                            December 6, 1990, incorporated
                Embraer Brasilia aircraft                       herein by reference

      10.21     Letter Agreement between McDonnell Douglas      Filed as Exhibit 10.32.4 to Form S-1,
                Finance Corporation, Air Midwest, Inc. and      Registration No. 33-35556 effective
                Mesa Airlines, Inc., dated March 19, 1990,      December 6, 1990, incorporated herein by reference
                as amended, regarding lease and sublease
                of four Embraer Brasilia aircraft

      10.22     Sublease Agreement between Air Midwest          Filed as Exhibit 10.32.5 to Form S-1,
                Inc. and Mesa Airlines, Inc.,                   Registration No. 33-35556 effective
                dated July 26, 1990, for Embraer                December 6, 1990, incorporated
                Brasilia aircraft 120.193                       herein by reference

      10.23     Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.6 to Form S-1,
                Finance Corporation and Mesa Airlines,           Registration No. 33-35556 effective
                Inc., dated July 26, 1990, for Embraer           December 6, 1990, incorporated herein
                Brasilia aircraft 120.193                        by reference


      10.24     Sublease Agreement between Air Midwest           Filed as Exhibit 10.32.7 to Form S-1,
                Inc.and Mesa Airlines, Inc., dated September     Registration No. 33-35556 effective
                26, 1990, for Embraer Brasilia aircraft          December 6, 1990, incorporated herein by reference
                120.203

      10.25     Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.8 to Form S-1,
                Finance Corporation and Mesa Airlines,           Registration No. 33-35556 effective
                Inc., dated September 26, 1990, for Embraer      December 6, 1990, incorporated herein by reference
                Brasilia aircraft 120.203

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

      10.31     Agreement Relating to the Settlement of          Filed as Exhibit 10.45 to Form S-1,
                Interline Accounts through Airlines              Registration No. 33-35556 effective December 6,
                Clearing House, Inc., between Airlines           1990, incorporated herein by reference
                Clearing House, Inc. and Mesa Airlines,
                Inc., dated September 2, 1981

      10.32     Agreement between Beech Aircraft                 Filed as Exhibit 10.42 to Form 10-K for
                Corporation and Mesa Airlines, Inc.,             fiscal year ended September 30, 1991,
                dated September 18,1991                          Commission File No. 0-15495, incorporated
                                                                 herein by reference

      10.33     Agreement between US Airways, Inc. and Air       Filed as Exhibit 10.43 to Form 10-K for
                 Midwest, Inc.                                   fiscal year ended September 30, 1991, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.34     Agreement between US Airways, Inc. and           Filed as Exhibit 10.44 to Form 10-K for
                Florida Gulf Airlines, Inc.                      fiscal year ended September 30, 1991, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.35     Sublease agreement between Trans States          Filed as Exhibit 10.45 to Form 10-K for
                Airlines, Inc. and Air Midwest, Inc.             fiscal year ended September 30, 1992, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.37     Agreement between Beech Aircraft                 Filed as Exhibit 10.47 to Form 10-K for
                Corporation, Beech Acceptance Corporation,       fiscal year ended September 30, 1992, Commission
                Inc. and Mesa Airlines, Inc., dated August       File No. 0-15495, incorporated herein by
                21, 1992                                         reference

      10.38     Agreement between America West Airlines,         Filed as Exhibit 10.48 to Form 10-K for
                Inc. and Mesa Airlines, Inc.                     fiscal year ended September 30, 1992, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.39     Agreement between United Air Lines, Inc.         Filed as Exhibit 10.49 to Form 10-K for
                and WestAir Commuter Airlines,                   fiscal year ended September 30, 1992,
                 Inc. (WestAir)                                  Commission File No. 0-15495, incorporated herein by
                                                                 reference

      10.40     Plan and Agreement to Merge between Mesa         Filed as Exhibit A to Form S-4 Registration No.
                Airlines, Inc., Mesa Acquisition                 33-45638, effective April 17, 1992,
                Corporation and WestAir                          incorporated herein by reference
                Holding, Inc., dated February 7, 1992.


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

      10.42     Air Carrier Operating Certificate for            Filed as Exhibit 10. to WestAir Holding,
                WestAir                                          Inc.'s Registration Statement on Form S-1,
                                                                 Commission File No. 33-24316, incorporated herein by
                                                                 reference

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

      10.50     Aviation Land and Building Lease and             Filed as Exhibit 10.164 to the Pre-effective
                Agreement between City of Fresno,                Amendment No. 1, filed October 19, 1988, to
                California and WestAir dated January 7, 1986     WestAir Holding, Inc.'s Registration Statement
                                                                 on Form S-1, Commission File No. 33-24316,
                                                                 incorporated herein by reference

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

      10.65     Agreement of Purchase and Sales of Assets        Filed as Exhibit 10.90 to Mesa Airlines, Inc.
                by and among Crown Airways, Inc., Phillip R.     Form 10-K for the year ended September 30,
                Burnaman, A. J. Beiga and Mesa Airlines,         1994, Commission File No. 0-15495
                Inc., dated as of December 16, 1993

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

      10.68     Asset Purchase Agreement dated July 29,          Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                1994 among Pennsylvania Commuter Airlines,       Form 10-K for the year ended September 30,
                Inc., d.b.a. Allegheny Commuter Airlines, US     1994, Commission File No. 0-15495
                Airways Leasing and Services, Inc., and Mesa
                Airlines, Inc.

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

      10.70     Subscription Agreement between AmWest             Filed as Exhibit 10.70 to Mesa Airlines, Inc.
                Partners, L.P. and Mesa Airlines, Inc.            Form 10-K for the year ended September 30,
                dated as of June 28, 1994                         1994, Commission File No. 0-15495

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

      10.82     Supplemental Agreement No. 05/22/96,             Filed as Exhibit 10.82 to Mesa Air Group, Inc.
                Beechcraft 1900D Airliner Acquisition            Form 10-Q for the quarter ended March 31, 1997,
                Master Agreement between Mesa Air Group, Inc.,   Commission File No. 0-15495
                Raytheon Aircraft Company and Raytheon
                Aircraft Credit Corporation

      10.83     Bombardier Regional Aircraft Division            Filed as Exhibit 10.83 to Mesa Air Group, Inc.
                Purchase Agreement CRJ-0351 between              Form 10-Q for the quarter ended December 31,
                Bombardier Inc. and Mesa Air Group, Inc.         1996, Commission File No. 0-15495

      10.84     Aircraft Option Exercise                         Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                B97-7701-RJTL-3492L dated as of August 15,       Form 10-Q for the quarter ended December 31,
                1997 between Mesa Air Group, Inc. and            1997, Commission File No. 0-15495
                Bombardier Inc.  (Request for confidential
                treatment submitted to SEC.)

      10.85     Bombardier Regional Aircraft Division            Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                Settlement Agreement B97-7701-RJTL-3493L         Form 10-Q for the quarter ended December 31,
                dated as of August 15, 1997 between Mesa         1997, Commission File No. 0-15495
                Air Group, Inc. and Bombardier Inc.
                (Request for confidential treatment
                submitted to SEC.)

      10.86     Service Agreement dated as of November 11,       Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                1997 between Mesa Airlines, Inc. and US          Form 10-Q for the quarter ended December 31,
                Airways, Inc. (Request for confidential          1997, Commission File No. 0-15495
                treatment submitted to SEC.)

       10.87    Letter Agreement dated as of March 26,           Filed as Exhibit 10.86 to Mesa Air Group,
                1998 between Mesa Airlines, Inc. and             Inc. Form 10-Q for the quarter  ended March
                America West Airlines, Inc.  (Request for        31, 1997, Commission File No. 0-15495.
                confidential treatment submitted to SEC.)

       10.88    Employment Agreement dated as of March           Filed as Exhibit 10.86 to Mesa Air Group,
                13, 1998, between Mesa Air Group, Inc.           Inc. Form 10-Q for the quarter  ended March
                and Jonathan G. Ornstein                         31, 1997, Commission File No. 0-15495.

       10.89    Form of Employment Agreement dated as of         Filed as Exhibit 10.86 to Mesa Air Group,
                January 5, 1998 entered into by and              Inc. Form 10-Q for the quarter  ended March
                between Mesa Air Group, Inc. and Gary E.         31, 1997, Commission File No. 0-15495.
                Risley, W. Stephen Jackson, J. Clark
                Stevens and various other officers of
                Mesa and its subsidiaries

       10.90    Letter Agreement dated as of February 4,         Filed as Exhibit 10.86 to Mesa Air Group,
                1998 between Mesa Air Group, Inc. and            Inc. Form 10-Q for the quarter  ended March
                Larry L. Risley                                  31, 1997, Commission File No. 0-15495.

       10.91    Letter of Intent between Mesa Air Group,         Filed herewith
                Inc. and CCAIR, Inc. dated August 27, 1998

       23.1      Independent Auditors' Consent of KPMG Peat      Filed herewith

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

                                                          MESA AIR GROUP, INC.

                                              By:     /s/ Jonathan G. Ornstein
                                                           -------------------
                                                          Jonathan G. Ornstein
                                         President and Chief Executive Officer

                                                   By:     /s/ Blaine M. Jones
                                                        ----------------------
                                                               Blaine M. Jones
                                         Chief Financial Officer and Treasure
Dated: March 9, 1999                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Paul R. Madden              Chairman of the Board and Director         March 9, 1999
 ------------------
 Paul R. Madden

/s/ James E. Swigart            Vice Chairman of the Board and              March 9, 1999
 --------------------
 James E. Swigart                Director

 /s/ Jonathan G. Ornstein        Chief Executive Officer and Director       March 9, 1999
 ------------------------
 Jonathan G. Ornstein

 /s/ Blaine M. Jones             Chief Financial Officer and Treasurer      March 9, 1999
 -------------------
 Blaine M. Jones

 /s/ Daniel J. Altobello         Director                                   March 9, 1999
 -----------------------
 Daniel j. Altobello

 /s/ Jack Braly                  Director                                   March 9, 1999
 --------------
 Jack Braly

 /s/ Herbert A. Denton           Director                                   March 9, 1999
 ---------------------
 Herbert A. Denton

 /s/ Ronald R. Fogleman          Director                                   March 9 1999
 ----------------------
 Ronald R. Fogleman

 /s/ Maurice A. Parker           Director                                   March 9, 1999
 ---------------------
 Maurice A. Parker

 /s/Larry L. Risley              Chairman Emeritus of the Board and         March 9, 1999
 ------------------
 Larry L. Risley                 Director

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

       3.1      Articles of Incorporation of Mesa Air           Filed as Exhibit 3.1 to Registrant's Form
                Holdings, Inc. dated May 28, 1996               10-K for the fiscal year ended September 30, 1996,
                                                                incorporated herein by reference

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

       4.2      Form of Common Stock certificate (issued        Filed as Exhibit 4.8 to Form S-1,
                after November 12, 1990)                        Registration No. 33-35556 effective December 6, 1990,

                                                                incorporated herein by reference

       4.8      Form of Employee Non-Incentive Stock            Filed as Exhibit 4.12 to Registrant's Form
                Option  Plan, dated as of June 2, 1992          10-K for the fiscal year ended September 30, 1992,
                                                                Commission File No. 33-15495, incorporated herein
                                                                by reference

       4.9      Form of Non-Incentive Stock Option issued       Filed as Exhibit 4.13 to Registrant's Form under 10-K for
                Mesa Airlines, Inc. Employee Non-Incentive      the fiscal year  ended September 30, 1992,
                Stock Option Plan, dated as of June 2,          Commission File No. 33-15495, incorporated 1992 herein
                                                                by reference

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

      4.12      Form of Mesa Airlines, Inc. Additional          Filed as Exhibit 4.5 to Registration No.
                Outside Directors Stock Option Plan dated       33-09395 effective August 1, 1996
                as of December 9, 1994

      4.13      Form of Non-Qualified Stock Option Issued       Filed as Exhibit 4.6 to Registration No.
                Under Mesa Airlines, Inc. Additional            33-09395 effective August 1, 1996
                Outside Directors' Stock Option Plan

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

      10.17     Agreement between Beech Aircraft                Filed as Exhibit 10.30 to Form S-1,
                Corporation and Mesa Airlines, Inc.,            Registration No. 33-35556 effective
                dated April 30, 1990                            December 6, 1990,
                                                                incorporated herein by reference

      10.18     Sublease Agreement between Air Midwest,         Filed as Exhibit 10.32.1 to Form S-1,
                Inc. and Mesa Airlines, Inc.,                   Registration No. 33-35556 effective
                dated April 27,  1990 for                       December 6, 1990, incorporated
                Embraer Brasilia aircraft 120.180               herein by reference

      10.20     Agreement between Air Midwest, Inc. and         Filed as Exhibit 10.32.3 to Form S-1,
                Mesa Airlines, Inc., dated February 27, 1990,   Registration No. 33-35556 effective
                for purchase of four                            December 6, 1990, incorporated
                Embraer Brasilia aircraft                       herein by reference

      10.21     Letter Agreement between McDonnell Douglas      Filed as Exhibit 10.32.4 to Form S-1,
                Finance Corporation, Air Midwest, Inc. and      Registration No. 33-35556 effective
                Mesa Airlines, Inc., dated March 19, 1990,      December 6, 1990, incorporated herein by reference
                as amended, regarding lease and sublease
                of four Embraer Brasilia aircraft

      10.22     Sublease Agreement between Air Midwest          Filed as Exhibit 10.32.5 to Form S-1,
                Inc. and Mesa Airlines, Inc.,                   Registration No. 33-35556 effective
                dated July 26, 1990, for Embraer                December 6, 1990, incorporated
                Brasilia aircraft 120.193                       herein by reference

      10.23     Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.6 to Form S-1,
                Finance Corporation and Mesa Airlines,           Registration No. 33-35556 effective
                Inc., dated July 26, 1990, for Embraer           December 6, 1990, incorporated herein
                Brasilia aircraft 120.193                        by reference


      10.24     Sublease Agreement between Air Midwest           Filed as Exhibit 10.32.7 to Form S-1,
                Inc.and Mesa Airlines, Inc., dated September     Registration No. 33-35556 effective
                26, 1990, for Embraer Brasilia aircraft          December 6, 1990, incorporated herein by reference
                120.203

      10.25     Lease Agreement between McDonnell Douglas        Filed as Exhibit 10.32.8 to Form S-1,
                Finance Corporation and Mesa Airlines,           Registration No. 33-35556 effective
                Inc., dated September 26, 1990, for Embraer      December 6, 1990, incorporated herein by reference
                Brasilia aircraft 120.203

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

      10.31     Agreement Relating to the Settlement of          Filed as Exhibit 10.45 to Form S-1,
                Interline Accounts through Airlines              Registration No. 33-35556 effective December 6,
                Clearing House, Inc., between Airlines           1990, incorporated herein by reference
                Clearing House, Inc. and Mesa Airlines,
                Inc., dated September 2, 1981

      10.32     Agreement between Beech Aircraft                 Filed as Exhibit 10.42 to Form 10-K for
                Corporation and Mesa Airlines, Inc.,             fiscal year ended September 30, 1991,
                dated September 18,1991                          Commission File No. 0-15495, incorporated
                                                                 herein by reference

      10.33     Agreement between US Airways, Inc. and Air       Filed as Exhibit 10.43 to Form 10-K for
                 Midwest, Inc.                                   fiscal year ended September 30, 1991, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.34     Agreement between US Airways, Inc. and           Filed as Exhibit 10.44 to Form 10-K for
                Florida Gulf Airlines, Inc.                      fiscal year ended September 30, 1991, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.35     Sublease agreement between Trans States          Filed as Exhibit 10.45 to Form 10-K for
                Airlines, Inc. and Air Midwest, Inc.             fiscal year ended September 30, 1992, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.37     Agreement between Beech Aircraft                 Filed as Exhibit 10.47 to Form 10-K for
                Corporation, Beech Acceptance Corporation,       fiscal year ended September 30, 1992, Commission
                Inc. and Mesa Airlines, Inc., dated August       File No. 0-15495, incorporated herein by
                21, 1992                                         reference

      10.38     Agreement between America West Airlines,         Filed as Exhibit 10.48 to Form 10-K for
                Inc. and Mesa Airlines, Inc.                     fiscal year ended September 30, 1992, Commission
                                                                 File No. 0-15495, incorporated herein by
                                                                 reference

      10.39     Agreement between United Air Lines, Inc.         Filed as Exhibit 10.49 to Form 10-K for
                and WestAir Commuter Airlines,                   fiscal year ended September 30, 1992,
                 Inc. (WestAir)                                  Commission File No. 0-15495, incorporated herein by
                                                                 reference

      10.40     Plan and Agreement to Merge between Mesa         Filed as Exhibit A to Form S-4 Registration No.
                Airlines, Inc., Mesa Acquisition                 33-45638, effective April 17, 1992,
                Corporation and WestAir                          incorporated herein by reference
                Holding, Inc., dated February 7, 1992.

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

      10.42     Air Carrier Operating Certificate for            Filed as Exhibit 10. to WestAir Holding,
                WestAir                                          Inc.'s Registration Statement on Form S-1,
                                                                 Commission File No. 33-24316, incorporated herein by
                                                                 reference

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

      10.50     Aviation Land and Building Lease and             Filed as Exhibit 10.164 to the Pre-effective
                Agreement between City of Fresno,                Amendment No. 1, filed October 19, 1988, to
                California and WestAir dated January 7, 1986     WestAir Holding, Inc.'s Registration Statement
                                                                 on Form S-1, Commission File No. 33-24316,
                                                                 incorporated herein by reference

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

      10.65     Agreement of Purchase and Sales of Assets        Filed as Exhibit 10.90 to Mesa Airlines, Inc.
                by and among Crown Airways, Inc., Phillip R.     Form 10-K for the year ended September 30,
                Burnaman, A. J. Beiga and Mesa Airlines,         1994, Commission File No. 0-15495
                Inc., dated as of December 16, 1993

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

      10.68     Asset Purchase Agreement dated July 29,          Filed as Exhibit 10.68 to Mesa Airlines, Inc.
                1994 among Pennsylvania Commuter Airlines,       Form 10-K for the year ended September 30,
                Inc., d.b.a. Allegheny Commuter Airlines, US     1994, Commission File No. 0-15495
                Airways Leasing and Services, Inc., and Mesa
                Airlines, Inc.

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

      10.70     Subscription Agreement between AmWest             Filed as Exhibit 10.70 to Mesa Airlines, Inc.
                Partners, L.P. and Mesa Airlines, Inc.            Form 10-K for the year ended September 30,
                dated as of June 28, 1994                         1994, Commission File No. 0-15495

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

      10.82     Supplemental Agreement No. 05/22/96,             Filed as Exhibit 10.82 to Mesa Air Group, Inc.
                Beechcraft 1900D Airliner Acquisition            Form 10-Q for the quarter ended March 31, 1997,
                Master Agreement between Mesa Air Group, Inc.,   Commission File No. 0-15495
                Raytheon Aircraft Company and Raytheon
                Aircraft Credit Corporation

      10.83     Bombardier Regional Aircraft Division            Filed as Exhibit 10.83 to Mesa Air Group, Inc.
                Purchase Agreement CRJ-0351 between              Form 10-Q for the quarter ended December 31,
                Bombardier Inc. and Mesa Air Group, Inc.         1996, Commission File No. 0-15495

      10.84     Aircraft Option Exercise                         Filed as Exhibit 10.84 to Mesa Air Group, Inc.
                B97-7701-RJTL-3492L dated as of August 15,       Form 10-Q for the quarter ended December 31,
                1997 between Mesa Air Group, Inc. and            1997, Commission File No. 0-15495
                Bombardier Inc.  (Request for confidential
                treatment submitted to SEC.)

      10.85     Bombardier Regional Aircraft Division            Filed as Exhibit 10.85 to Mesa Air Group, Inc.
                Settlement Agreement B97-7701-RJTL-3493L         Form 10-Q for the quarter ended December 31,
                dated as of August 15, 1997 between Mesa         1997, Commission File No. 0-15495
                Air Group, Inc. and Bombardier Inc.
                (Request for confidential treatment
                submitted to SEC.)

      10.86     Service Agreement dated as of November 11,       Filed as Exhibit 10.86 to Mesa Air Group, Inc.
                1997 between Mesa Airlines, Inc. and US          Form 10-Q for the quarter ended December 31,
                Airways, Inc. (Request for confidential          1997, Commission File No. 0-15495
                treatment submitted to SEC.)

       10.87    Letter Agreement dated as of March 26,           Filed as Exhibit 10.86 to Mesa Air Group,
                1998 between Mesa Airlines, Inc. and             Inc. Form 10-Q for the quarter  ended March
                America West Airlines, Inc.  (Request for        31, 1997, Commission File No. 0-15495.
                confidential treatment submitted to SEC.)

       10.88    Employment Agreement dated as of March           Filed as Exhibit 10.86 to Mesa Air Group,
                13, 1998, between Mesa Air Group, Inc.           Inc. Form 10-Q for the quarter  ended March
                and Jonathan G. Ornstein                         31, 1997, Commission File No. 0-15495.

       10.89    Form of Employment Agreement dated as of         Filed as Exhibit 10.86 to Mesa Air Group,
                January 5, 1998 entered into by and              Inc. Form 10-Q for the quarter  ended March
                between Mesa Air Group, Inc. and Gary E.         31, 1997, Commission File No. 0-15495.
                Risley, W. Stephen Jackson, J. Clark
                Stevens and various other officers of
                Mesa and its subsidiaries

       10.90    Letter Agreement dated as of February 4,         Filed as Exhibit 10.86 to Mesa Air Group,
                1998 between Mesa Air Group, Inc. and            Inc. Form 10-Q for the quarter  ended March
                Larry L. Risley                                  31, 1997, Commission File No. 0-15495.

       10.91    Letter of Intent between Mesa Air Group,         Filed herewith
                Inc. and CCAIR, Inc. dated August 27, 1998

       23.1      Independent Auditors' Consent of KPMG Peat      Filed herewith