Form 10-Q/A
period 1998-12-31
MESA AIR GROUP INC
filed 1999-03-10
CIK 810332

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
                    (in thousands, except per share amounts)

                                                         Three Months Ended
                                                             December 31
                                                         1998           1997
                                                       ---------      ---------
Operating revenues:
        Passenger                                      $  75,880      $ 122,066
        Freight and other                                  1,240          2,493
                                                       ---------      ---------

              Total operating revenues                    77,120        124,559
                                                       ---------      ---------

Operating expenses:
        Flight operations                                 33,404         47,964
        Maintenance                                       13,341         22,927
        Aircraft and traffic servicing                     9,575         21,746
        Promotion and sales                                5,358         18,500
        General and administrative                         4,744          8,063
        Depreciation and amortization                      4,492          7,243
        Other operating items                                 --         33,943
                                                       ---------      ---------

             Total operating expenses                     70,914        160,386
                                                       ---------      ---------

              Operating income (loss)                      6,206        (35,827)
                                                       ---------      ---------

Non-operating expense:
        Interest expense                                  (4,325)        (6,234)
        Interest income                                       93            595
        Other                                                311           (136)
                                                       ---------      ---------

             Total non-operating expense                  (3,921)        (5,775)
                                                       ---------      ---------

             Income (loss) before income taxes             2,285        (41,602)
Income tax benefit                                            --         (2,511)
                                                       ---------      ---------

             Net income (loss)                         $   2,285      $ (39,091)
                                                       =========      =========

Average common shares outstanding: Basic                  28,366         28,295
                                                       =========      =========
Average common shares outstanding: Diluted                28,671         28,295
                                                       =========      =========

Net income (loss) per share: Basic                     $    0.08      $   (1.38)
                                                       =========      =========
Net income (loss) per share: Diluted                   $    0.08      $   (1.38)
                                                       =========      =========

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                 December 31,   September 30,
                                                                     1998          1998
                                                                 ----------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $ 65,865       $ 35,622
    Receivables, primarily traffic                                   18,794         22,807
    Income tax refund receivable                                         --          9,057
    Expendable parts and supplies, net                               21,772         29,774
    Prepaid expenses and other current assets                         3,866          4,897
                                                                   --------       --------
          Total current assets                                      110,297        102,157
Property and equipment, net                                         327,416        331,974
Lease and equipment deposits                                         11,347         11,515
Intangibles, net                                                     20,295         20,646
Other assets                                                          1,516          4,660
                                                                   --------       --------
    Total assets                                                   $470,871       $470,952
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases           $ 39,491       $ 33,945
    Accounts payable                                                 12,822         12,243
    Air traffic liability                                             3,624          4,758
    Accrued compensation                                              1,303          3,834
    Other accrued expenses                                           43,004         44,006
                                                                   --------       --------
          Total current liabilities                                 100,244         98,786
Long-term debt and capital leases, excluding current portion        231,111        234,475
Deferred credits and other liabilities                               15,862         16,592
Stockholders' equity:
    Preferred stock of no par value, 2,000,000 shares
        authorized; no shares issued and outstanding                     --             --
    Common stock of no par value, 75,000,000 shares authorized;
        28,369,081 and 28,294,584 shares issued and outstanding     101,868        101,847
    Retained earnings                                                21,786         19,252
                                                                   --------       --------
          Total stockholders' equity                                123,654        121,099
                                                                   --------       --------
Total liabilities and stockholders' equity                         $470,871       $470,952
                                                                   ========       ========

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                 December 31,
                                                              1998         1997
                                                            ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  2,285     $(39,091)
Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                            5,146        7,243
      Provision for other operating items                         --       33,943
      Amortization and write-off of deferred credits            (729)        (334)
      Stock bonus plan                                            --           --
      Provision for doubtful accounts                             19        1,007
      Other                                                      229          859
      Changes in assets and liabilities:
          Receivables                                         13,070       14,474
          Expendable parts and supplies                        8,002          (69)
          Prepaid expenses and other current assets            1,031         (287)
          Accounts payable                                       579       (1,878)
          Other accrued expenses                              (4,667)      (6,543)
                                                            --------     --------
               NET CASH FLOWS FROM OPERATING ACTIVITIES:      24,965        9,324
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (237)      (4,261)
    Other assets                                               3,144        2,261
    Lease and equipment deposits                                 168       (1,060)
                                                            --------     --------
            NET CASH FLOWS FROM INVESTING ACTIVITIES:          3,075       (3,060)
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds received from long-term debt                      6,300           --
    Principal payments on long-term debt and obligations      (4,118)      (4,189)
      under capital leases
    Proceeds from issuance of common stock                        21           --
                                                            --------     --------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:           2,203      (4,189)
                                                            --------     --------

            NET CHANGE IN CASH AND CASH EQUIVALENTS:          30,243        2,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              35,622       57,232
                                                            --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 65,865     $ 59,307
                                                            ========     ========

                                                              1998        1997
                                                             -------     -------
Cash paid during the period for:
    Interest                                                 $ 5,599     $ 6,667
    Income taxes                                                  --       1,024

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

Mesa had receivables of approximately $18.8 million at December 31, 1998, which consist primarily of amounts due from code-sharing partner US Airways. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. However, termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At December 31, 1998, Mesa owned had 19 excess Beech 1900D aircraft and five leased Embraer Brasilia aircraft. The Embraer aircraft are intended to be traded in on new CRJ aircraft. On February 25, 1999 Mesa announced that it had sold 16 of the excess Beech 1900D aircraft with delivery to the purchaser scheduled through June 1999. Mesa is continuing its efforts to sell the remaining three excess Beech 1900D aircraft.

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

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its US Airways Express operations on the East Coast. As of February 1, 1999, Mesa had received 22 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 10 by the end of 1999. Mesa has Rolling Options for an additional 16 CRJ aircraft with a delivery schedule subject to availability of one per month beginning June 2000. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. Permanent financing has been completed on 11 of these aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The financing rate, but not the commitment, is subject to there being no material adverse change in Mesa's creditworthiness. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional 11 aircraft delivered through January 1999 and for the remaining 10 aircraft to be delivered in 1999. In December 1997, Mesa gave notice to Bombardier, the manufacturer, of its intent to exercise its option to purchase the 16 Rolling Option aircraft. Bombardier contends that the aircraft are subject to availability and that they are no longer available. Mesa disputes Bombardier's position. The matter has not yet been resolved.


Mesa currently has offers for its various real properties located in Farmington, New Mexico. Mesa anticipates closing on the sale of its Revenue Accounting and Operations buildings in early 1999. As of February 5, 1999, Mesa had received in excess of $5.5 million from these sales. Mesa is also currently reviewing offers to buy Desert Turbine Services and Four Corners Aviation. Desert Turbine Services is a division of Mesa Airlines, Inc. which overhauls Mesa's turbine engines. Four Corners Aviation is a wholly owned subsidiary of Mesa Air Group, Inc. that operates a Fixed Based Operation at the Farmington, New Mexico Airport.

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

Mesa's reservation systems are tied to its code-sharing partners, US Airways and America West. Mesa representatives have met with the reservation system providers and are engaged in on-going dialogue regarding their year 2000 progress. Mesa has installed an upgraded version of its current accounting system which is represented by the vendor to be compliant but has not yet been tested. A new flight operations software package which will handle crew scheduling and dispatch is currently being installed to replace an in-house system and is expected to be compliant after implementation of a vendor supplied upgrade. Mesa has had extensive discussions with the manufacturers of its various aircraft to discuss year 2000 issues and identify the required avionics and flight systems upgrades which will be implemented during 1999. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA. Mesa currently has two employees devoted full-time to Year 2000 issues - one in Information Technology and one in the Maintenance department. Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with implementations and testing scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced much of its personal computers and related replacements were not specifically related to Year 2000 but were part of a larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $.5 million in expenditures to complete its system upgrade. Mesa expects to incur costs to replace or repair some of its systems, but it has not at this time determined the amount of these costs.

Mesa is currently assessing other potential Year 2000 issues, including non-information technology systems. A broad-based Year 2000 Task Force is being formed and will begin meeting to identify areas of concern and develop action plans. Mesa has also been meeting with similar task forces at America West, US Airways, and SABRE. Also as part of the Task Force effort, the Company's relationships with vendors, contractors, financial institutions and other third parties will be examined to determine the status of the Year 2000 issue efforts on the part of the other parties to material relationships. The Year 2000 Task Force will include both internal and Company-external representation.

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



                                        MESA AIR GROUP, INC.
                                        Registrant


Date: March 9, 1999                 /s/ Blaine M. Jones
                                        -------------------------------------
                                        Blaine M. Jones
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


              Exhibit No.                             Description
              -----------                             -----------

                  27                             Financial Data Schedule