Form 10-Q
period 1999-03-31
MESA AIR GROUP INC
filed 1999-05-12
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                                   Yes x  No___


On April 10, 1999 the registrant had outstanding 28,393,086 shares of Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                         Three Months Ended              Six Months Ended
                                                              March 31                       March 31
                                                         1999           1998           1999            1998
                                                       ---------      ---------      --------        --------
Operating revenues:
        Passenger                                      $  76,579      $ 115,769      $152,460        $237,835
        Freight and other                                  1,362          3,864         2,602           6,357
                                                       ---------      ---------      --------        --------

              Total operating revenues                    77,941        119,633       155,062         244,192
                                                       ---------      ---------      --------        --------

Operating expenses:
        Flight operations                                 32,616         47,765        66,020          95,729
        Maintenance                                       14,171         23,604        27,513          46,531
        Aircraft and traffic servicing                    10,430         21,706        20,005          43,452
        Promotion and sales                                5,086         16,737        10,444          35,237
        General and administrative                         5,379          7,463        10,123          15,526
        Depreciation and amortization                      4,423          7,305         8,915          14,548
        Other operating items                                 --          6,500            --          40,443
                                                       ---------      ---------      --------        --------

             Total operating expenses                     72,105        131,080       143,020         291,466
                                                       ---------      ---------      --------        --------

              Operating income (loss)                      5,836        (11,447)       12,042         (47,274)
                                                       ---------      ---------      --------        --------

Non-operating income (expense):
        Interest expense                                  (3,967)        (6,809)       (8,292)        (13,043)
        Interest income                                      635            268           728             863
        Other                                                402          4,729           713           4,593
                                                       ---------      ---------      --------        --------

             Total non-operating income (expense)         (2,930)        (1,812)       (6,851)         (7,587)
                                                       ---------      ---------      --------        --------

             Income (Loss) before income taxes             2,906        (13,259)        5,191         (54,861)
Income tax benefit                                            --             --            --          (2,511)
                                                       ---------      ---------      --------        --------

             Net income (loss)                         $   2,906      $ (13,259)     $  5,191        $(52,350)
                                                       =========      =========      ========        ========

Average common shares outstanding: Basic                  28,389         28,304        28,379          28,299
                                                       =========      =========      ========        ========
Average common shares outstanding: Diluted                28,732         28,304        28,591          28,299
                                                       =========      =========      ========        ========

Net loss per common and
  common equivalent share, basic and diluted           $    0.10      $   (0.47)     $   0.18        $  (1.85)
                                                       =========      =========      ========        ========

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                   March 31,    September 30,
                                                                     1999          1998
                                                                 ----------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $ 65,527       $ 35,622
    Receivables, primarily traffic                                   20,841         22,807
    Income tax refund receivable                                         --          9,057
    Expendable parts and supplies, net                               24,148         29,774
    Prepaid expenses and other current assets                        11,163          4,897
                                                                   --------       --------
          Total current assets                                      121,679        102,157
Property and equipment, net                                         309,802        331,974
Lease and equipment deposits                                         10,876         11,515
Intangibles, net                                                     19,893         20,646
Other assets                                                          3,546          4,660
                                                                   --------       --------
    Total assets                                                   $465,796       $470,952
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                              $ 39,472       $ 33,945
    Accounts payable                                                 13,289         12,243
    Air traffic liability                                             4,250          4,758
    Accrued compensation                                              1,628          3,834
    Other accrued expenses                                           34,326         44,006
                                                                   --------       --------
          Total current liabilities                                  92,965         98,786
Long-term debt excluding current portion                            225,645        234,475
Deferred credits and other liabilities                               20,872         16,592
Stockholders' equity:
    Preferred stock of no par value, 2,000,000 shares
        authorized; no shares issued and outstanding                     --             --
    Common stock of no par value, 75,000,000 shares authorized;
        28,393,086 and 28,294,584 shares issued and outstanding     101,871        101,847
    Retained earnings                                                24,443         19,252
                                                                   --------       --------
          Total stockholders' equity                                126,314        121,099
                                                                   --------       --------
Total liabilities and stockholders' equity                         $465,796       $470,952
                                                                   ========       ========

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended March 31,
                                                              1999         1998
                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  5,191     $(52,350)
Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation and amortization                            8,915       15,196
      Provision for other operating items                         --       40,443
      Amortization of deferred credits                          (392)     (11,177)
      Stock bonus plan                                            --           --
      Provision for doubtful accounts                             48        1,012
      (Gain)loss on sale of securities                            --       (4,544)
      (Gain)loss on sale of property and equipment                31
      Other                                                       --          771
      Changes in assets and liabilities:
          Receivables                                          1,966        5,572
          Income tax receivable                                9,057
          Expendable parts and supplies                        5,626          608
          Prepaid expenses and other current assets           (6,266)        (353)
          Accounts payable                                     1,046       (8,454)
          Air traffic liability                                 (508)
          Accrued compensation                                (2,206)
          Other accrued expenses                              (3,430)      10,036
                                                            --------     --------
               NET CASH FLOWS FROM OPERATING ACTIVITIES:      19,078       (3,240)
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (2,401)      (6,443)
    Proceeds from sale of property and equipment              14,752           --
    Proceeds from sale of marketable securities                   --       11,102
    Other assets                                               1,115        2,419
    Lease and equipment deposits                                 639       (1,317)
                                                            --------     --------
            NET CASH FLOWS FROM INVESTING ACTIVITIES:         14,105        5,761
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                      (3,302)     (23,484)
    Proceeds from issuance of common stock                        24          265
    Proceeds from deferred credits                                --           --
                                                            --------     --------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:         (3,278)     (23,219)
                                                            --------     --------

            NET CHANGE IN CASH AND CASH EQUIVALENTS:          29,905      (20,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              35,622       57,232
                                                            --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 65,527     $ 36,534
                                                            ========     ========

                                                              1999        1998
                                                             -------     -------
Cash paid during the period for:
    Interest                                                 $ 4,154     $13,118
    Income taxes
                                                             -------     -------


                              MESA AIR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the fiscal year ended September 30, 1998.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc. and MPD, Inc. During the quarter ended March 31, 1999, Mesa Air Group, Inc. sold substantially all of the assets of Four Corners Aviation Inc., a wholly-owned subsidiary of Mesa Air Group, for its approximate book value of $4.5 million. All significant intercompany balances and transactions have been eliminated in consolidation. See discussion of WestAir Holding, Inc. in the "Legal Proceedings" section of this report.

3. Income tax benefit in the six-month period ended March 31, 1998 has been recognized only to the extent of previously recorded deferred tax liability. For the quarter ended March 31, 1999 and the six-month period then ended, the Company did not recognize any income tax expense as a result of net operating loss carryforwards.

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


Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to as "Mesa" or the "Company") is an independently owned regional airline serving 114 cities in 28 states, the District of Columbia, Toronto, Canada and Guaymas and Hermasillo, Mexico. At March 31, 1999, Mesa operated a fleet of 112 aircraft with approximately 1,000 daily departures.

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

During the past twelve months, significant changes have occurred at Mesa. In May 1998, Mesa and its WestAir subsidiary ceased all operations as United Express, which resulted in a loss of approximately 45% of Mesa's consolidated revenue and 89 excess aircraft. Mesa successfully redeployed and disposed of almost all of the excess aircraft. In addition, Mesa acquired an additional 9 Canadair Regional Jets since March 1998. All of the 24 regional jets which Mesa currently operates fly under fee per departure contracts with US Airways and America West.

Mesa and CCAIR, Inc., a regional airline based in Charlotte, North Carolina, executed a definitive purchase agreement dated as of January 28, 1999, whereby CCAIR will become a wholly-owned subsidiary of Mesa. The transaction is valued at approximately $54 million and is intended to be accounted for as a pooling of interests. The purchase agreement contemplates an all stock transaction whereby Mesa will acquire all outstanding shares of CCAIR common stock by issuing Mesa shares equivalent in value to $4.35 for each share of CCAIR common stock, subject to a maximum of .6214 shares (at a Mesa share price of $7.00) and a minimum of .435 shares (at a Mesa share price of $10.00). Consummation of the transaction is subject to certain conditions, including regulatory approval, satisfaction of closing conditions and shareholder approval from both the CCAIR shareholders (as to the merger) and the Mesa shareholders (as to the issuance of Mesa shares in the merger). The shareholders of both CCAIR and Mesa will vote on the transaction at each company's Special Meeting of Shareholders to be held on June 8, 1999.

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

As a result of the Airline Deregulation Act of 1978, as amended, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa has increasingly relied on fee per departure contractual agreements with its two code-sharing partners to generate revenue. All of Mesa's America West Express operations (except Guaymas and Hermasillo, Mexico) and all its US Airways Express jet operations are on a fee per departure basis. For the quarter ended March 31, 1999, 46.9% of Mesa's airline revenues were derived from fee per departure contractual arrangements. The percentage of revenue generated under the fee per departure agreements is expected to significantly increase in 1999 as Mesa adds additional regional jets to its America West Express and US Airways Express operations. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares, and joint fares. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines, which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

On May 3, 1999 Mesa Airlines, Inc. reached a tentative agreement with the Association of Flight Attendants, (AFA) the collective bargaining representative of Mesa's flight attendants. Mesa anticipates ratification by the flight attendants of their first collective bargaining agreement in the quarter ending June 30, 1999.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA


                                                       Three Months Ended                  Six Months Ended
                                                             March 31                         March 31
                                                     1999               1998             1999             1998
                                                 -------------------------------      ----------------------------
Passengers                                        771,813            1,443,399         1,595,018       3,043,006
Available seat miles (000's)                      527,855              629,315         1,044,999       1,262,426
Revenue passenger miles (000's)                   258,216              326,653           514,222         681,126
Load factor                                         48.9%                51.9%             49.2%           54.0%
Yield per revenue passenger mile (cents)             30.2                 36.5              30.2            35.9
Revenue per available seat mile (cents)              14.8                 19.0              14.8            19.3
Operating cost per available seat mile (cents)       13.7                 20.8              13.7            23.1
Average stage length (miles)                          230                  185               224             184
Number of operating aircraft in fleet                 112                  192               112             192
Gallons of fuel consumed                           14,657               18,966            29,228          37,596
Block hours flown                                  79,348              134,961           162,338         272,430
Departures                                         73,639              134,700           152,753         273,267

                                 FINANCIAL DATA

Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998:

                                                         Three Months Ended March 31
                                      ----------------------------------------------------------------------
                                                      1999                               1998
                                      ----------------------------------------------------------------------
                                        Cost per         % of total       Cost per            % of total
                                       ASM (cents)         revenues      ASM (cents)           revenues
                                      ----------------------------------   ---------------------------------
Flight operations                        6.2                 41.8%          7.6                 40.0%
Maintenance                              2.7                 18.2%          3.7                 19.7%
Aircraft and traffic servicing           2.0                 13.5%          3.4                 18.1%
Promotion and sales                      1.0                  6.5%          2.7                 14.0%
General and administrative               1.0                  7.0%          1.2                  6.2%
Depreciation and amortization            0.8                  5.7%          1.2                  6.1%
Other operating items                    0.0                  0.0%          1.0                  5.4%
                                      ----------------------------------   ---------------------------------
Total operating expenses                13.7                 92.5%         20.8                109.6%
Interest expense                         0.8                  5.1%          1.1                  5.7%

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues decreased by $41.7 million to $77.9 million in the quarter ended March 31, 1999, from $119.6 million in the quarter ended March 31, 1998. The revenue decrease was primarily due to a 46.5% decrease in passengers carried. Available seat miles ("ASMs") decreased by 12.1%, and the load factor decreased from 54.7% during the quarter ended March 31, 1998 to 48.9% for the comparable current quarter. The decrease in ASM's and passengers carried is primarily attributable to the discontinuation of the Company's United Airlines Express ("United") operations. (See Part II - Item 1. Legal Events.)

Operating revenues decreased by $89.1 million to $155.1 million for the six-month period ended March 31, 1999 from $244.2 million for the six-month period ended March 31, 1998. This decrease is primarily due to the decrease in the number of passengers carried in this period as compared to the six months ended March 31, 1998, as explained above.

Operating Expenses:

As the Company's proportion of Regional Jets to total aircraft increases, the operating cost per ASM decreases significantly. In addition, the fee per departure contracts eliminate certain expenses such as commissions and reservation fees.

Flight Operations:

Flight operations costs decreased by $15.1 million to $32.6 million for the quarter ended March 31, 1999 from the quarter ended March 31, 1998 and decreased by $29.7 million to $66 million for the six-month period ended March 31, 1999 from the six-month period ended March 31, 1998. The decrease in ASM's, as noted under "Operating Revenues," was attributable to the removal of 89, Jetstream, Beech 1900 and Brasilia aircraft as a result of the cessation of United Express operations and the addition of 9 Canadair Regional Jet aircraft ("CRJ") over the number in service at March 31, 1998. Flight operations expenses decreased both quarter over quarter and for the six-month period ended March 31, 1999. The decrease over the quarter ended March 31, 1999 included a $9.1 million decrease in pilot costs, a $1.4 million decrease in training costs and a $4.0 million decrease in aircraft leasing and ownership costs. In the six months ended March 31, 1999, the cost decreases were similar and were a result of the changes in fleet composition. Fuel cost decreased $6.0 million for the quarter ended March 31, 1999 and $12.1 million for the six months then ended. A price reduction of approximately 2 cents per gallon over the period(s) contributed approximately $.6 million to the reduction.


Maintenance Expense:

Maintenance expense decreased by $9.4 million in the quarter ended March 31, 1999 to $14.2 million from $23.6 million in the same quarter of the previous fiscal year and decreased by $19.0 million in the six-month period ended March 31, 1998. The decrease for the quarter and for the six months ended March 31, 1999 was primarily a result of the changes to the fleet as discussed under "Flight Operations."

Aircraft and Traffic Service Expense:

Aircraft and traffic service expense decreased by $11.3 million to $10.4 million during the quarter ended March 31, 1999 from $21.7 million in the comparable quarter of the previous fiscal year. Aircraft and traffic service expense decreased by $23.5 million to $20 million for the six-month period ended March 31, 1999 from $43.5 million for the six-month period ended March 31, 1998. The decrease for the quarter ended March 31, 1999 included a $3.6 million reduction in station wages, a $3.2 million reduction in rent and other station contract services and a $1.3 million reduction in landing fees. These decreases were primarily the result of a reduced fleet size and a reduction in flying activities. The percentage reductions for the six months ended March 31, 1999 were similar to those for the quarter.

Promotion and Sales:

Promotion and sales expense decreased $11.6 million to $5.1 million for the quarter ended March 31, 1999 from the prior year's comparable quarter and decreased by $24.8 million to $10.4 million for the six-month period ended March 31, 1999 over the six-month period ended March 31, 1998. The primary reason for these decreases was a significant decline in the number of passengers carried as a result of the shutdown of United Express operations.

General and Administrative Expense:

General and administrative expense decreased by $2.1 million for the three-month period ended March 31, 1999 to $5.4 million as compared to the quarter ended March 31, 1998 and decreased $5.4 million to $10.1 million for the six-month period ended March 31, 1999, as compared to the six-month period ended March 31, 1998. The primary causes of the decrease for the quarter ended March 31, 1999 were a $.7 million decrease in property taxes, a $.9 million decrease in health insurance claims and a $.6 million decrease in property, casualty and liability insurance. The primary causes of the decrease for the six-month period ended March 31, 1999 versus the comparable period in 1998 was a $1.6 million decrease in the amount of health insurance claims paid, a $1.2 million decrease in property taxes and a $1.4 million decrease in property, casualty and liability insurance.

Depreciation and Amortization:

Depreciation and amortization decreased by $2.9 million to $4.4 million for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 and by $5.6 million to $8.9 million for the six-month period ended March 31, 1999 from the comparable six-month period in the prior year. The decrease is attributable to aircraft fleet reductions.

Other Operating Items:

During the quarter ended March 31, 1998 the Company recognized a $4.0 million loss provision related to the discontinuation of its independent jet operation in Fort Worth, Texas. The Company also recognized $2.5 related to anticipated settlement costs of a shareholder class action lawsuit. During the six-month period ended March 31, 1998, the Company also recognized a $33.9 million loss provision related to the discontinuation of service under the Code-Sharing Agreements with United Airlines.

Other Non-Operating Expense:

Other non-operating expense increased by $1.1 million to $2.9 million in the quarter ended March 31, 1999 from $1.8 million in the quarter ended March 31, 1998, as a result of a gain on the sale of Mesa's investment in America West Airlines, which amounted to $11.1 million in cash and a recognized gain of $4.5 million. Interest expense decreased by $2.8 million to $4.0 million in the quarter ended March 31, 1999 from $6.8 million in the quarter ended March 31, 1998, due to lower outstanding principal loan balances as a result of the retirement of aircraft. Interest expense for the six-month period ended March 31, 1999 was reduced by $4.7 million over the comparable six-month period in 1998, as a result of lower outstanding principal loan balances due to aircraft fleet reductions.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of March 31, 1999 were $65.5 million. Mesa's net cash flows from operations were approximately $19.0 million during the six months ended March 31, 1999. Mesa makes semiannual lease payments on a substantial portion of its leased aircraft with approximately $15 million due in January and $7.0 million July. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

Mesa had receivables of approximately $20.8 million at March 31, 1999, which consist primarily of amounts due from code-sharing partner US Airways and passenger ticket receivables due through the Airline Clearing House. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. Termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At March 31, 1999, Mesa had 16 excess Beech 1900D. On February 25, 1999 Mesa announced that it had sold 16 of the excess Beech 1900D aircraft anticipated to be delivered to the Purchaser by September 1999.

Mesa has significant lease obligations and debt payments on existing aircraft. At March 31, 1999, Mesa had 83 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC, to defer the monthly principle and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In the fall of 1998, RACC refinanced from another lender an additional 14 Beech 1900D aircraft. The total financing provided by RACC is secured by the aircraft and totals $261 million at March 31, 1999 with monthly payments of $2.2 million.

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

Mesa is the lessee of one (1) Embraer EMB 120 aircraft with Fleet Capital Leasing ("Fleet") as lessor. This aircraft is no longer in service with the Company, however, it is maintained in accordance with Mesa's FAA approved maintenance program. On January 11, 1999, Fleet delivered to Mesa a notice of default under the aircraft lease for failing to maintain the aircraft in accordance with the requirements of the applicable aircraft lease. Mesa has responded to Fleet, and to the extent that an Event of Default under the lease may have occurred, the issue has been resolved and the aircraft has subsequently been traded-in to Bombardier.

Future lease payments due under all aircraft operating leases were approximately $592 million at March 31, 1999. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying consolidated balance sheet. At March 31, 1999, 45 aircraft were leased by Mesa with terms extending through June 2016. Total lease expense for the three months ended March 31, 1999 was $8.5 million, and for the six months then ended was $16.1 million.

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its US Airways Express operations on the East Coast. As of May 1, 1999, Mesa had received 24 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 8 by the end of 1999. Mesa has Rolling Options for an additional 16 CRJ aircraft with a delivery schedule subject to availability of one per month beginning June 2000. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. Permanent financing has been completed on 11 of the 24 aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The financing rate, but not the commitment, is subject to there being no material adverse change in Mesa's creditworthiness. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional 13 aircraft delivered through April 1999 and for the remaining 8 aircraft to be delivered in 1999.
In December 1997, Mesa gave notice to Bombardier, the manufacturer, of its intent to exercise its option to purchase the 16 Rolling Option aircraft. Bombardier contends that the aircraft are subject to availability and that they are no longer available. Mesa disputes Bombardier's position. The matter has not yet been resolved.

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

In connection with the $110 million loss provision recorded of which $72.1 million was for the fiscal year ended September 30, 1997 and $37.9 million was for the fiscal year ended September 30, 1998, Mesa incurred $5.8 million in cash expenditures in the quarter ended March 31, 1999 and $9.2 million in cash expenditures for the six months then ended, primarily for the disposition of surplus aircraft.

severance and other expenditures. Mesa estimates that the cash expenditures for fiscal year 1999 attributable to the remaining costs related to the termination of the United Express code-share agreements and the shut down of the Denver and Fort Worth operations, primarily related to aircraft interest and severance costs. At March 31, 1999, Mesa had applied $85.4 million to this provision, leaving a balance of $24.6 million for remaining disposition costs. Mesa estimates that the remaining provision will be adequate for the remaining disposition expenses. Mesa's estimation that the remaining provision will be adequate for the remaining disposition expenses is a forward-looking statement.

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

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have date/time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. Consequently, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Certain of Mesa's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue.

Mesa has completed a comprehensive inventory of its core business applications to determine the adequacy of these systems to meet future business requirements. The date, Mesa's Year 2000 assessment efforts have focused on those business computer applications (i.e., the systems that Mesa is dependent upon for the conduct of day-to-day business operations). Year 2000 readiness is only one of many factors considered in this assessment. Out of this effort, a number of systems have already been identified for upgrade or replacement. In no case has a system been replaced or intended to be replaced solely because of Year 2000 issues, although in some cases the timing of system replacement is being accelerated. Thus, Mesa does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while Mesa may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

Mesa's reservation systems are tied to its code-sharing partners, US Airways and America West. In February, the computer reservations system (CRS) used by Mesa and those CRS's used by each of its partners, completed a major milestone. These systems handled the Year 2000 rollover date by successfully processing reservations for air travel after December 31, 1999. Mesa representatives will continue to be engaged in on-going dialogue regarding their Year 2000 progress.

Mesa has installed an upgraded version of its current accounting system, which is represented by the vendor to be Year 2000 compliant but has not yet been tested. A new flight operations software package, which the vendor has stated to be Year 2000 compliant, is currently being installed and tested. The applications within this system will support crew scheduling in addition to crew and flight tracking.

Mesa has had extensive discussions with the manufacturers of its various aircraft to discuss any potential Year 2000 issues. No embedded systems in the equipment, which have the potential to be adversely affected by the Year 2000 rollover, have been identified. The aircraft manufacturers are also required to report the Year 2000 status of their aircraft to the FAA. Mesa currently has three employees devoted full-time to the Year 2000 Project: two in Information Technologies and one in the Maintenance Department. Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with testing and implementation scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe that the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced many of its personal computers and related system components which were not determined to be specifically related to the Year 2000 conversion, but were part of a previously scheduled, larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $.5 million in expenditures to complete its system upgrade. Mesa expects to incur Year 2000 related costs to repair some of its systems; these anticipated costs have been estimated at an additional $.5 million.

Mesa is currently assessing other potential Year 2000 issues, including non-information technology systems. The Year 2000 readiness status of Mesa's business partners, vendors, suppliers, contractors, financial institutions and other third parties is currently being assessed. Mesa believes that a likely worst-case scenario for the Year 2000 issue would be if Mesa or any third parties with which it has business relationships, would not successfully complete their Year 2000 remediation efforts. If this were to occur, the potential for Mesa to encounter business disruption could have a material adverse effect on its day-to-day business operations, and therefore, its financial position. In addition, Mesa could be materially impacted by widespread communications or other utility outages; economic or financial market disruption; or by computer system failures or anomalies.

Mesa has begun establishing formal Year 2000 contingency plans. Mesa maintains and deploys contingency plans designed to address various other potential business interruptions. These plans will address business interruptions of key vendors and suppliers which may be affected by the Year 2000 rollover.

Mesa feels it has made steady progress in heading off potential problems related to the Year 2000 century rollover, and is on track to complete its project by late this year.

AIRCRAFT:

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 1999:


                               NUMBER OF AIRCRAFT

                                                                  Operating
                                                                  On March 31,     Passenger
Type of Aircraft         Owned          Leased          Total        1999          Capacity
-------------------------------------------------------------------------------------------
Beechcraft 1900             83            10               93            77           19
Embraer Brasilia            --            --               --            --           30
Dash 8-200                  --            12               12            12           37
CRJ                         --            23               23            23           50
                       -----------------------------------------------------
Total                       83            45              128           112
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

In February 1999, a complaint was filed against WestAir Commuter Airlines, Inc. and Mesa Airlines, Inc. in Superior Court of California for Fresno County, by the former WestAir pilots, seeking severance pay in the amount of $1.2 million plus economic and punitive damages as a result of WestAir's termination of airline operations, following United Airlines' non-renewal of the WestAir agreement. Mesa does not believe that the pilots will prevail on their claims and intends to defend this matter vigorously.

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



                                        MESA AIR GROUP, INC.
                                        Registrant


Date: May 12, 1999                  /s/ Blaine M. Jones
                                        -------------------------------------
                                        Blaine M. Jones
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


              Exhibit No.                             Description
              -----------                             -----------

                  27                             Financial Data Schedule