Form 10-Q
period 1999-06-30
MESA AIR GROUP INC
filed 1999-08-16
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                       OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission File Number 0-15495



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


                                Yes  x     No

On July 10, 1999 the registrant had outstanding 33,840,291 shares of Common
Stock.

PART 1. FINANCIAL INFORMATION
Item 1.
                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                             Three Months Ended                Nine Months Ended
                                                                   June 30                          June 30
                                                           1999             1998             1999             1998
                                                         ---------        ---------        ---------        ---------
Operating revenues:

       Passenger                                         $ 103,769        $ 114,474        $ 295,395        $ 384,491
       Freight and other                                     1,504            3,117            4,792            9,948
                                                         ---------        ---------        ---------        ---------
        Total operating revenues                           105,273          117,591          300,187          394,439
                                                         ---------        ---------        ---------        ---------
Operating expenses:

         Flight operations                                  43,105           44,715          125,078          151,995
         Maintenance                                        18,038           24,282           53,640           76,693
         Aircraft and traffic servicing                     12,250           16,782           38,202           64,773
         Promotion and sales                                 8,853           16,697           24,829           56,491
         General and administrative                          6,661            7,207           19,219           24,953
         Depreciation and amortization                       4,387            6,403           13,833           21,372
         Other operating items                                  --               --              (17)          40,443
         Acquisition costs                                   3,605               --               --               --
                                                         ---------        ---------        ---------        ---------
         Total operating expenses                           96,899          116,086          274,784          436,720
                                                         ---------        ---------        ---------        ---------
         Operating income (loss)                             8,374            1,505           25,403          (42,281)
                                                         ---------        ---------        ---------        ---------
Non-operating income (expense):
         Interest expense                                   (4,475)          (5,398)         (13,455)         (18,974)
         Interest income                                       754              369            1,482            1,232
         Other                                                 129             (332)          (2,584)           4,292
                                                         ---------        ---------        ---------        ---------
         Total non-operating income (expense)               (3,592)          (5,361)         (14,557)         (13,450)
                                                         ---------        ---------        ---------        ---------
Income (Loss) before income taxes                            4,782           (3,856)          10,846          (55,731)
         Income tax benefit                                     --               --               --           (2,511)
                                                         ---------        ---------        ---------        ---------

             Net income (loss)                           $   4,782        $  (3,856)       $  10,846        $ (53,220)
                                                         =========        =========        =========        =========

Average common shares outstanding: Basic                    34,011           33,555           33,954           33,419
                                                         =========        =========        =========        =========

Average common shares outstanding: Diluted                  34,675           33,997           34,559           33,692
                                                         =========        =========        =========        =========
Net income (loss) per common and common equivalent
share, basic                                             $    0.14        $   (0.11)       $    0.32        $   (1.59)
                                                         =========        =========        =========        =========
Net income (loss) per common and common equivalent
share, diluted                                           $    0.14        $   (0.11)       $    0.31        $   (1.58)
                                                         =========        =========        =========        =========

     See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                       June 30,      September 30,
                                                                         1999             1998
                                                                       --------      ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $  56,107        $  35,667
    Receivables, primarily traffic                                       29,018           29,153
    Income tax refund receivable                                           --              9,057
    Expendable parts and supplies, net                                   28,044           30,742
    Prepaid expenses and other current assets                             9,050            6,791
                                                                      ---------        ---------
          Total current assets                                          122,219          111,410
Property and equipment, net                                             312,570          336,195
Lease and equipment deposits                                             22,712           11,515
Intangibles, net                                                         19,545           20,646
Other assets                                                              3,873            4,611
                                                                      ---------        ---------
          Total assets                                                $ 480,919        $ 484,377
                                                                      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $  40,798        $  35,714
    Accounts payable                                                     26,346           17,784
    Air traffic liability                                                 3,932            4,758
    Accrued compensation                                                  6,730            3,834
    Other accrued expenses                                               28,491           50,828
                                                                      ---------        ---------
          Total current liabilities                                     106,297          112,918
Long-term debt excluding current portion                                233,397          243,350
Capital Lease obligations, less current obligations                       1,890            1,982
Deferred credits and other liabilities                                   17,074           16,592
                                                                      ---------        ---------
          Total liabilities                                             358,658          374,842
                                                                      ---------        ---------

Stockholders' equity:
Preferred stock of no par value, 2,000,000 shares                     $     --          $     --
authorized; no shares issued and outstanding
Common stock of no par value, 75,000,000 shares authorized;
        33,840,291 and 33,910,653 shares issued and outstanding         123,283          122,174
    Retained earnings  (deficit)                                         (1,022)         (12,639)
                                                                      ---------        ---------
          Total stockholders' equity                                    122,261          109,535
                                                                      ---------        ---------
Total liabilities and stockholders' equity                            $ 480,919        $ 484,377
                                                                      =========        =========

     See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended June 30,
                                                                1999           1998
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ 10,846        $(53,220)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
      Depreciation and amortization                            13,832          21,426
      Provision for other operating items                        --            40,443
      Amortization of deferred credits                            481         (15,433)
      Provision for doubtful accounts                              72           1,027
      (Gain)loss on sale of securities                           --            (4,544)
      (Gain)loss on sale of property and equipment              1,608             (22)
      Other                                                      --             3,022
Changes in assets and liabilities:
            Receivables                                            63          21,627
            Income tax receivable                               9,057            --
            Expendable parts and supplies                       2,698          (3,520)
            Prepaid expenses and other current assets          (2,259)         (3,826)
            Accounts payable                                    8,562           2,083
            Air traffic liability                                (826)          3,810
            Accrued compensation                                2,896          (4,552)
            Other accrued expenses                            (19,516)         (4,160)
                                                             --------        --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES:        27,514           4,161
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (8,966)         (7,576)
    Proceeds from sale of FOUR CORNERS AVIATION                 4,500
    Proceeds from sale of property and equipment               11,703           17,659
    Proceeds from sale of marketable securities                  --            11,102
    Other assets                                                  738          (1,292)
    Lease and equipment deposits                              (11,197)         (1,430)
                                                             --------        --------
            NET CASH FLOWS FROM INVESTING ACTIVITIES           (3,222)         18,463
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                       (4,961)        (34,525)
    Proceeds from issuance of common stock                      1,109           2,373
    Proceeds from deferred credits                               --             2,727
                                                             --------        --------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:          (3,852)        (29,425)
                                                             --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS:                       20,440          (6,801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               35,667          57,244
                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 56,107        $ 50,443
                                                             ========        ========



                                                               1999            1998
                                                             --------        --------
Cash paid during the nine months ended June 30 for:

     Interest                                                $  4,691        $  3,956
                                                             --------        --------

     See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes included in the annual report for the fiscal year ended September 30, 1998.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries Mesa Airlines, Inc., WestAir Holding, Inc., Air Midwest, Inc., CC Air, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc., The Ritz Hotel Management Corporation, and MPD, Inc. During the quarter ended June 30, 1999, Mesa Air Group, Inc. sold substantially all of the assets of Four Corners Aviation Inc., a wholly-owned subsidiary of Mesa Air Group, for its approximate book value of $4.5 million. All significant intercompany balances and transactions have been eliminated in consolidation. See discussion of WestAir Holding, Inc. in the "Legal Proceedings" section of this report.

3. Income tax benefit in the nine-month period ended June 30, 1998 has been recognized only to the extent of previously recorded deferred tax liability. For the quarter ended June 30, 1999 and the nine-month period then ended, the Company did not recognize any income tax expense as a result of net operating loss carryforwards.

4. On June 9, 1999, Mesa Merger Corporation, a wholly-owned subsidiary of the Company, merged with and into CCAIR, Inc. a regional carrier based in Charlotte, NC, and in connection therewith the Company issued 5,743,872 shares of common stock in exchange for all of CCAIR's outstanding common stock. CCAIR is a regional airline serving the East Coast as US Airways Express.

The merger was accounted for as a pooling of interests and accordingly, the companies' financial statements have been restated to include the results of CCAIR for all periods presented.

Combined and separate results of Mesa and CCAir are as follows( in thousands):

                                                  Mesa             CCAir        Adjustments.       Combined
                                               ----------        ---------      -----------        ---------
Quarter - ended  June 30, 1999
         Operating revenues                     $  84,109        $  21,164                         $ 105,273
         Net earnings(loss)                    ($     226)       $   5,008                         $   4,782

Quarter - ended June 30, 1998
         (CCAir as of September 30, 1998)
         Operating revenues                     $  99,523        $  18,068                         $ 117,591
         Net earnings(loss)                    ($   4,361)       $   1,098       ($    592)       ($  3,856)



Nine months - ended  June 30, 1999
         Operating revenues                     $ 239,170        $  61,017                         $ 300,187
         Net earnings(loss)                     $  10,846        $       0                         $  10,846

Nine months - ended June 30, 1998
         (CCAir as of September 30, 1998)
         Operating revenues                     $343,715         $50,725                           $ 394,439
         Net earnings(loss)                     $ 56,711         $ 3,749         ($    258)       ($ 53,220)




The combined financial information contains adjustments to conform the accounting policies of the two companies. This conforming adjustment reflects the restatement of CCAIR's engine overhaul amounts to the direct expense method from the accrued method for all periods. The adjustment reduced combined net income for the three month period ended June 30, 1999 by $92,000 and increased combined net income by $34,000 for the nine months then ended. For the three and nine month periods ended June 30, 1998 combined net income was increased by $230,000 and $563,000, respectively. Mesa owned 300,000 shares of common stock in CCAIR prior to the merger, which have been accounted for as treasury shares.

The consolidated financial statements for the quarters and nine month periods ended June 30, 1999 and 1998 respectively have not been restated to change CCAIR's fiscal year from December 31 to September 30. They include Mesa's results of operations on a September 30 fiscal year and CCAIR's on a calendar year.

5.   Legal Proceedings:

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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to as "Mesa" or the "Company") is an independently owned regional airline serving 134 cities in 31 states, the District of Columbia, Toronto, Canada and Guaymas and Hermasillo, Mexico. At June 30, 1999, Mesa operated a fleet of 139 aircraft with approximately 1,000 daily departures.

On June 10, 1999 Mesa Merger Corporation, a wholly owned subsidiary of the Company completed its merger with CCAIR, Inc., whereby CCAIR became a wholly owned subsidiary of the Company. CCAIR is a Charlotte, North Carolina based regional airline operating 26 aircraft as US Airways Express. The transaction, valued at approximately $50.7 million, reflects an approximate $4.13 per share purchase price based on a Mesa share price of $6.625 and will be accounted for as a pooling of interests. Under the terms of the Merger Agreement, shareholders of CCAIR received .6214 shares of Mesa common stock for each outstanding share of CCAIR common stock.

Mesa's airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code-sharing agreement with America West Airlines, Inc. ("America West") and as US Airways Express under code-sharing agreements with US Airways, Inc. ("US Airways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc. and CCAIR, Inc., wholly owned subsidiaries of Mesa, also operate under separate code-sharing agreements with US Airways and fly as US Airways Express.

On April 2, 1999, The Ritz Hotel Management Corporation, a wholly-owned subsidiary of the Company, purchased a motel in Mesa, Arizona for use as a dormitory facility for its flight crews in training. The motel was purchased for $350,000 in cash and a promissory note secured by the motel assets and executed by the Ritz Hotel Management Corporation in the principle amount of $1,125,000 for a term of 10 years, with interest at 7% for year 1 and 7.5% thereafter.

During the past twelve months, significant changes have occurred at Mesa. In May 1998, Mesa and its WestAir subsidiary ceased all operations as United Express, which resulted in a loss of approximately 36% of Mesa's consolidated revenue and a flight equipment inventory with 89 excess aircraft. Mesa successfully redeployed and disposed of almost all of the excess aircraft. In September, 1998, Mesa signed a new code-share contract with America West Airlines which expires on August 25, 2004. In January 1998, Mesa Airlines entered into a new code-share agreement with US Airways using Canadian Regional Jets ("CRJ") the aircraft which expires in January 2003. In addition, Mesa has acquired an additional 12 CRJ's since March 1998. All of the 27 regional jets which Mesa currently operates fly under fee per departure contracts with US Airways and America West.

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

All of Mesa Airlines Inc.'s America West Express operations (except Guaymas and Hermasillo, Mexico) and US Airways Express jet operations are on a fee per departure basis. For the quarter ended June 30, 1999, 40.1% of Mesa's airline revenues were derived from fee per departure contractual arrangements. The percentage of revenue generated under the fee per departure agreements is expected to significantly increase in 1999 as Mesa adds additional regional jets to its America West Express and US Airways Express operations. CCAIR operates on a prorate agreement with US Airways which accounted for an additional 19.9% of Mesa's revenue. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares, and joint fares. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines, which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

On May 3, 1999 Mesa Airlines, Inc. reached an agreement with the Association of Flight Attendants (AFA), the collective bargaining representative of Mesa's flight attendants. The contract becomes amendable on June 13, 2003. Management does not believe the contract will have a major impact on the Company's results of operations.




The following tables set forth year-to-year comparisons for the periods indicated below:


                                 OPERATING DATA

                                                   Three Months Ended                Nine Months Ended
                                                        June 30                            June 30
                                                  1999            1998             1999              1998
                                                  ----            ----             ----              ----
Passengers                                     1,104,877        1,438,408        3,142,043        4,862,627
Available seat miles (000's)                     671,958          605,396        1,895,327        1,907,628
Revenue passenger miles (000's)                  346,753          348,884          958,300        1,183,449
Load factor                                         51.6%            57.4%            50.6%            54.9%
Yield per revenue passenger mile (cents)            30.4             36.9             31.3             39.5
Revenue per available seat mile (cents)             15.7             19.4             15.8             20.7
Operating cost per
available seat mile (cents)                         13.8             19.2             14.5             22.9
Average stage length (miles)                         230              185              224              184
Number of operating aircraft in fleet                139              135              139              135
Gallons of fuel consumed                          18,237           17,724           52,080           58,737
Block hours flown                                102,751          124,526          305,758          430,976
Departures                                        91,961          123,304          278,553          426,480



                                 FINANCIAL DATA
Three Months Ended June 30, 1999 Versus Three Months Ended June 30, 1998:


                                                             Three Months Ended June 30
                                        --------------------------------------------------------------
                                                       1999                          1998
                                        --------------------------------------------------------------
                                     Cost per      % of total       Cost per      % of total
                                    ASM (cents)     revenues       ASM (cents)     revenues
                                 ---------------------------------------------------------------------
Flight operations                       6.4           41.7%            8.4           38.6%
Maintenance                             2.7           17.9%            4.2           19.4%
Aircraft and traffic servicing          1.8           12.7%            3.6           16.4%
Promotion and sales                     1.3            8.3%            3.1           14.3%
General and administrative              1.0            6.4%            1.4            6.3%
Depreciation and amortization           0.6            4.6%            1.2            5.4%
Other operating items
                                       ----           ----            ----           ----
Total operating expenses               13.8           92.7%           19.2           98.7%
Interest expense                        0.7            4.3%            1.0            4.8%

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues decreased by $12.3 million to $105.3 million in the quarter ended June 30, 1999, from $117.6 million in the quarter ended June 30, 1998. The revenue decrease was primarily due to a 15.1% decrease in passengers carried. Available seat miles ("ASMs") (capacity (# of seats) times number of miles flown) increased by 20.9% for the quarter ended June 30,1999 over the same period in 1998. The ASM's increased as a result of the number of CRJ's added to the fleet which have additional seats and fly longer stage lengths as evidenced by the increase in average stage length from 185 miles to 230 miles. The load factor decreased from 57.4% during the quarter ended June 30, 1998 to 51.6% for the comparable quarter in 1999. The decrease in passengers carried is primarily attributable to the discontinuation of the Company's United Airlines Express ("United") operations. (See Part II - Item 1. Legal Events.)

Operating revenues decreased by $94.3 million to $300.2 million for the nine-month period ended June 30, 1999 from $394.4 million for the nine-month period ended June 30, 1998. This decrease is primarily due to the decrease in the number of passengers carried in this period as compared to the nine months ended June 30, 1998, as a result of Mesa's cessation of the United operations.

Operating Expenses:

As the Company's proportion of CRJ's to total aircraft increases, the operating cost per ASM generally decreases. In addition, the fee per departure contracts eliminate certain expenses such as commissions and reservation fees.


Flight Operations:

Flight operations costs decreased by $1.6 million to $43.1 million for the quarter ended June 30, 1999 from the quarter ended June 30, 1998 and decreased by $26.9 million to $125.1 million for the nine-month period ended June 30, 1999 from the nine-month period ended June 30, 1998. Flight operations expenses decreased both quarter over quarter and for the nine-month period ended June 30, 1999. The decrease from the quarter ended June 30, 1998 to the comparable quarter in 1999 included a $1.7 million decrease in pilot costs, a $.4 million increase in flight attendant costs, a $1.4 million decrease in training costs, and a $.6 million increase in aircraft leasing and ownership costs. The increase in ownership costs and flight attendant costs reflect the reduction in Beech 1900's and the addition of CRJ jets. In the nine months ended June 30, 1999, the cost decreases were primarily a result of the cessation of the United operations. Ownership costs decreased in the nine months ended June 30, 1999 by $2.0 million over the same period the previous year, pilot and training costs decreased $14 million. Fuel cost increased $0.7 million for the quarter ended June 30, 1999 as a result of the increase in ASM's. For the nine months ended June 30, 1999 fuel decreased by $13.1 million over the same period the previous year. A price reduction of approximately 2 cents per gallon over the period(s) contributed approximately $2.7 million to the reduction.


Maintenance Expense:

Maintenance expense decreased by $6.3 million in the quarter ended June 30, 1999 to $18 million from $24.3 million in the same quarter of the previous fiscal year and decreased by $23.1 million in the nine-month period ended June 30, 1998. The decrease for the quarter and for the nine months ended June 30, 1999 was primarily a result of the changes to the fleet composition as discussed under "Flight Operations."

Aircraft and Traffic Service Expense:

Aircraft and traffic service expense decreased by $4.5 million to $12.3 million during the quarter ended June 30, 1999 from $16.8 million in the comparable quarter of the previous fiscal year. Aircraft and traffic service expense decreased by $26.6 million to $38.2 million for the nine-month period ended June 30, 1999 from $64.8 million for the nine-month period ended June 30, 1998. The decrease for the quarter ended June 30, 1999 included a $2.2 million reduction in station wages, a $1.4 million reduction in rent and other station contract services and a $0.7 million reduction in landing fees. These decreases were primarily the result of a reduced fleet size and an increase in the fee per departure contract flying. The expenses included under the fee per departure category are generally "passed through" to the contracting carrier. The decrease for the nine month period ended June 30, 1999 from the comparable period in 1998 included a $9.7 million reduction in station wages, a $7.5 million reduction in rent and general contract services in addition to a $3.2 million decrease in landing fees. These decreases were primarily a result of the cessation of United Express operations.

Promotion and Sales:

Promotion and sales expense decreased $7.8 million to $8.8 million for the quarter ended June 30, 1999 from the prior year's comparable quarter and decreased by $31.7 million to $24.8 million for the nine-month period ended June 30, 1999 compared to the nine-month period ended June 30, 1998. The primary reason for these decreases was a 27.6% decrease in the number of passengers carried as a result of the cessation of United Express operations.

General and Administrative Expense:

General and administrative expense decreased $0.6 million for the three-month period ended June 30, 1999 to $6.6 million as compared to the quarter ended June 30, 1998 and decreased $5.7 million to $19.2 million for the nine-month period ended June 30, 1999, as compared to the nine-month period ended June 30, 1998. The primary cause of the decrease for the quarter ended June 30, 1999 was a $0.4 million decrease in property, casualty and liability insurance costs in addition to a $.3 million decrease in property taxes. The reduction of $5.7 million in costs for the nine month period ended June 30, 1999 vs. the same period in 1998 was primarily a result of the WestAir operations cessation relating to the termination of the United contract. Included in the decrease was a $1.8 reduction in health insurance a $2.0 million reduction in legal fees and a $1.8 million reduction in passenger insurance costs.

Depreciation and Amortization:

Depreciation and amortization decreased by $2.0 million to $4.3 million for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 and decreased $7.6 million to $13.8 million for the nine-month period ended June 30, 1999 from the comparable nine-month period in the prior year. The decrease is attributable to aircraft fleet changes from owned Beechcraft 1900D's to leased CRJ's.

Other Operating Items:

During the nine months ended June 30, 1998 the Company recognized a $4.0 million loss provision related to the discontinuation of its independent jet operation in Fort Worth, Texas. The Company also recognized $2.5 million related to anticipated settlement costs of a shareholder class action lawsuit. Additionally, during the same period the Company also recognized a $33.9 million loss provision related to the discontinuation of service under the Code-Sharing Agreements with United Airlines.

Acquisition Costs:

The Company recognized $3.6 million in merger expenses related to the acquisition of CCAIR in the quarter ended June 30, 1999. The $3.6 million consists of $0.6 million in legal fees, $0.3 million in accounting fees, $0.2 million in registration costs and $2.5 million in other fees.

Other Non-Operating Expense:

During the nine months ended June 30, 1998, as a result of a gain on the sale of Mesa's investment in America West Airlines, Mesa recognized a gain of $4.5 million. Interest expense decreased by $1.0 million to $4.4 million in the quarter ended June 30, 1999 from $5.4 million in the quarter ended June 30, 1998, due to lower outstanding principle loan balances as a result of the retirement of aircraft. Interest expense for the nine-month period ended June 30, 1999 was reduced by $4.6 million over the comparable nine-month period in 1998 as a result of lower outstanding principle loan balances due to aircraft fleet reductions.


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash, cash equivalents and marketable securities as of June 30, 1999 were $56.1 million. Mesa's net cash flows from operations were approximately $27.6 million during the nine months ended June 30, 1999. Mesa makes semiannual lease payments on a substantial portion of its leased aircraft with approximately $15.0 million due in January and $7.0 million July. Mesa's cash, cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

Mesa had receivables of approximately $29.0 million at June 30, 1999, which consist primarily of amounts due from code-sharing partner US Airways and passenger ticket receivables due through the Airline Clearing House. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs. Termination of the United Express code-sharing agreement has left Mesa with excess aircraft which will need to be re-deployed on other routes, or alternatively, sold or returned to their lessors. At June 30, 1999, Mesa had 13 excess Beech 1900D's sold and to be delivered under various sales agreements to the purchasers by September 1999.

The Company has placed an $11.8 million refundable deposit with an aircraft manufacturer, subject to the companies reaching an agreement.

Mesa has significant lease obligations and debt payments on existing aircraft. At June 30, 1999, Mesa had 83 aircraft with debt balances with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In the fall of 1998, RACC refinanced from another lender an additional 14 Beech 1900D aircraft. The total financing provided by RACC is secured by the aircraft and totals $261 million at June 30, 1999 with monthly payments of $2.2 million.

Future lease payments due under all aircraft leases were approximately $753 million at June 30, 1999. At June 30, 1999, 64 aircraft were leased by Mesa with terms extending through June 2016. Total lease expense for the three months ended June 30, 1999 was $11.6 million, and for the nine months then ended was $32.5 million.

Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its US Airways Express operations on the East Coast. As of June 30, 1999, Mesa had received 26 of the 32 CRJ aircraft on order and expects to take delivery of the remaining 6 by the end of 1999. Mesa has Rolling Options for an additional 16 CRJ aircraft with a delivery schedule subject to availability of one per month beginning June 2000. In December 1997, Mesa gave notice to Bombardier, the manufacturer, of its intent to exercise its option to purchase the 16 Rolling Option aircraft. Bombardier contends that the aircraft are subject to availability and that they are no longer available. Mesa disputes Bombardier's position. The matter has not yet been resolved. The value of these additional 16 CRJ aircraft, at listed prices, is approximately $320 million. Permanent financing has been completed on 15 of the 26 aircraft for which Mesa has entered into operating leases. The manufacturer, Bombardier Regional Aircraft Division, is providing interim financing and has agreed to provide back up financing at agreed upon rates if Mesa is not successful in obtaining permanent financing. The financing rate, but not the commitment, is subject to there being no material adverse change in Mesa's creditworthiness. Mesa anticipates finalizing operating leases upon the completion of permanent financing for the additional 6 aircraft to be delivered in 1999. Mesa has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ aircraft and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. Mesa is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the Consumer Price Index, for the number of flight hours incurred since the previous event.

In connection with the $110 million loss provision recorded of which $72.1 million was for the fiscal year ended September 30, 1997 and $37.9 million was for the fiscal year ended September 30, 1998, Mesa incurred $3.4 million in cash expenditures in the quarter ended June 30, 1999 and $12.6 million in cash expenditures for the nine months then ended, primarily for the disposition of surplus aircraft, severance and other expenditures. At June 30, 1999, Mesa had applied $88.8 million to this provision, leaving a balance of $21.2 million for remaining disposition costs. Management is currently reviewing remaining disposition costs associated with the loss provision.

Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from the forward-looking statement as a result of many factors, including; in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or re-deploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with US Airways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations, fuel cost increases, increase in competition, increase in interest rates, general economic conditions and unfavorable settlement of existing or potential litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financings.


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

Mesa has completed a comprehensive inventory of its core business applications to determine the adequacy of these systems to meet future business requirements. To date, Mesa's Year 2000 assessment efforts have focused on those business computer applications (i.e., the systems that Mesa is dependent upon for the conduct of day-to-day business operations). Year 2000 readiness is only one of many factors considered in this assessment. Out of this effort, a number of systems have already been identified for upgrade or replacement. In no case has a system been replaced or intended to be replaced solely because of Year 2000 issues, although in some cases the timing of system replacement is being accelerated. Thus, Mesa does not believe the costs of these system replacements are specifically Year 2000 related. Additionally, while Mesa may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific information technology projects have been deferred as a result of its Year 2000 efforts.

Mesa's reservation systems are tied to its code-sharing partners, US Airways and America West. In February, the computer reservations system (CRS) used by Mesa and those CRS's used by each of its partners, completed a major milestone. These systems handled the Year 2000 rollover date by successfully processing reservations for air travel after December 31, 1999.

Mesa has installed an upgraded version of its current accounting system, which is represented by the vendor to be Year 2000 compliant but has not yet been tested. A new flight operations software package, which the vendor has stated to be Year 2000 compliant, is currently being installed and tested. The applications within this system will support crew scheduling in addition to crew and flight tracking expected to be operational during the fourth quarter.

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

Projects are currently underway to evaluate the remaining systems (including tracking of maintenance parts, revenue accounting and payroll) and replace them if needed, with testing and implementation scheduled for the remainder of calendar year 1999. As with systems that have already been replaced, Mesa does not believe that the costs of these replacements are specifically Year 2000 related. Mesa has upgraded or replaced many of its personal computers and related system components which were not determined to be specifically related to the Year 2000 conversion, but were part of a previously scheduled, larger system upgrade. Mesa has spent approximately $1 million on these upgrades thus far, and anticipates another $0.5 million in expenditures to complete its system upgrade. Mesa expects to incur Year 2000 related costs to repair some of its systems; these anticipated costs have been estimated at an additional $0.5 million.

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

The Company believes that its Year 2000 project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue.



AIRCRAFT:

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of June 30, 1999:



NUMBER OF AIRCRAFT

                                                                     Operating
                                                                     On June 30,  Passenger
Type of Aircraft          Owned         Leased           Total          1999      Capacity
------------------------------------------------------------------------------------------
Beechcraft 1900             83            10               93            75           19
Jet Stream 32               --            16               16            16           37
Dash 8-100                  --            10               10            10           37
Dash 8-200                  --            12               12            12           37
CRJ                         --            26               26            26           50
                       -----------------------------------------------------
Total                       83            74              157           139
                       -----------------------------------------------------


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

In June 1997, United Airlines filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa, Mesa Airlines, Inc. ("MAI) and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to United including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." United contends that, under these agreements, United has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets, or both" in certain airports currently serviced by WestAir and/or MAI.

In January 1998, United amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 1, 1998, United filed a motion with the Court to amend its Complaint to include an additional $4.0 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to United. The motion has not yet been considered. MAI and WestAir dispute the principal contentions in United's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that United has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages which have been incurred by the business of MAI and WestAir.

In addition, Mesa and WestAir have filed suit against United and SkyWest Airlines, Inc. ("SkyWest"). SkyWest was contracted to be Mesa's successor on the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with United. It further alleges improper conduct on the part of United and SkyWest in terminating markets under the Mesa agreement and leading to the non-renewal of the WestAir agreement. Mesa is seeking substantial damages against each defendant.

In February 1999, a complaint was filed against WestAir and MAI in Superior Court of California for Fresno County, by the former WestAir pilots, seeking severance pay in the amount of $1.2 million plus economic and punitive damages as a result of WestAir's termination of airline operations, following United's non-renewal of the WestAir agreement. Mesa does not believe that the pilots will prevail on their claims and intends to defend this matter vigorously.

Although the ultimate outcome of the above pending lawsuits cannot be determined at this time, Mesa believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's consolidated financial position. Mesa's belief regarding the outcome of all pending proceedings and claims is a forward-looking statement. On June 29, 1999 Lynrise Air Lease, Inc. ("Lynrise") filed suit against the Company and CCAIR in Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft to CCAIR. In 1998, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an Unsecured Convertible Promissory Note (the "Note") in the principal amount of $8,334,770, the Note was convertible into CCAIR stock at a price of $8.00 per share of common stock, and as result of the merger between CCAIR and Mesa Merger Corporation, the Note is convertible into Mesa stock at a price of $12.87 per share of common stock. The Note is due June 30, 2004, accrues interest at the rate of 7% per annum and requires the repayment of principal in 10 equal semiannual installments commencing December 31, 1999 and the payment of interest in quarterly installments commencing March 31, 1999.

The Note contains a provision that upon a change of control, Lynrise may, at its option, require CCAIR to repurchase the Note. In its lawsuit filed against the Company and CCAIR, Lynrise alleges that it has exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly-owned subsidiary of the Company on June 9, 1999. Both the Company and CCAIR contend that Lynrise waived its rights with respect to the repurchase option and both intend to defend the lawsuit vigorously. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an Event of Default had occurred as against CCAIR for its failure to make the Repurchase Offer and declared the principal amount of the Note and all accrued interest thereon due and payable immediately.

Lynrise's claims against CCAIR include a claim for Declaratory Judgment that CCAIR is obligated to repurchase the Note and a claim for breach of contract. As against the Company, Lynrise has claimed tortious interference. Should Lynrise prevail against CCAIR and require it to repurchase the Note, CCAIR is without sufficient assets to repurchase the Note and would be unable to satisfy such a judgment.

Mesa is also a party to various other legal proceedings and claims which arise in the ordinary course of business.

Item 4.  Submission of Matters to Vote of Security Holders

At a Special Meeting of shareholders held on June 8, 1999 in Phoenix, Arizona, the following were voted upon by the Mesa Air shareholders.

1.       The following Directors were elected:

         -     Paul R. Madden

         -     Jonathan G. Ornstein

         -     Daniel J. Altobello

         -     General Ronald R. Fogleman

         -     Jack Braly

         -     Maurice Parker

         -     James E. Swigart

         -     Herbert A. Denton

         -     Larry L. Risley

Each nominee for Director received in excess of 95% of the total votes cast.

2. The issuance of shares of Mesa Air Common Stock in accordance with the terms of the Merger Agreement dated as of January 28, 1999, among Mesa Air Group, Inc., Mesa Merger Corporation, and CCAIR, Inc. was approved with 15,761,537 voting for, 115,271 voting against, and 61,138 abstaining.

3. The ratification of the selection of KPMG LLP as independent auditors of the Company for fiscal year 1999 was approved with 20,219,711 voting for, 64,466 voting against, and 115,231 abstaining.

4. The shareholder proposal to hire an investment banker to sell the Company was not approved with 578,228 voting for, 15,148,466 voting against, and 211,252 abstaining.

5. The shareholder proposal to adopt Cumulative voting was not approved with 5,357,301 voting for, 9,915,839 voting against, and 4,461,462 abstaining.

Item 5.  Other Matters

      On June 8, 1999 at a meeting of the Board of Directors, Jonathan G. Ornstein, the Company's President and Chief Executive Officer, was elected to the position of Chairman of the Board of Directors.

      Under the terms of the Merger Agreement between Mesa Merger
Corporation, CCAIR, Inc. and Mesa Air Group, Inc. dated as of January 28, 1999, upon closing of the transaction, CCAIR was entitled to one seat on the Mesa Air Group Board of Directors. On June 9, 1999, the Mesa Air Group Board of Directors appointed George Murnane, III as the CCAIR representative to the Mesa Air Board. Mr. Murnane, 41, has served as a director of CCAIR since January 1997. Since June 1996, Mr. Murnane has served in several Executive positions with International Airline Support Group, Inc. including Chief Financial Officer and Chief Operating Officer. From March 1996 to June 1996, he served as an aviation consultant, from October 1995 to February 1996 he served as Chief Operating Officer of Atlas Air, Inc. and from 1986 to 1995 he served as an investment banker with Merrill Lynch & Co.



Item 6.     Exhibits and Reports on Form 8-K


(A)      Exhibits:

1.   none


(B)      Reports on Form 8-K

1. A current report on form 8-K was filed on June 14, 1999 announcing that on June 9, 1999 Mesa had completed the acquisition of CCAIR, Inc. pursuant to the terms of the previously reported merger agreement dated as of January 28, 1999 by and among Mesa Air Group, Mesa Merger Corporation, and CCAIR. Pursuant to the terms of the Merger Agreement, Mesa Merger Corporation merged with and into CCAIR. Each share of CCAIR common stock was converted into the right to receive
0.6214 shares of Mesa Air Group common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MESA AIR GROUP, INC.
                                              Registrant

Date:         August 13, 1999                 /s/ Michael Lotz
                                              ----------------
                                                  Michael Lotz
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


Number         Description

27             Financial Data Schedule