Form 10-Q/A
period 1999-06-30
MESA AIR GROUP INC
filed 1999-08-18
CIK 810332

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
                                                                      =========        =========

     See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended June 30,
                                                                1999           1998
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ 10,846        $(53,220)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
      Depreciation and amortization                            13,832          21,426
      Provision for other operating items                        --            40,443
      Amortization of deferred credits                            481         (15,433)
      Provision for doubtful accounts                              72           1,027
      (Gain)loss on sale of securities                           --            (4,544)
      (Gain)loss on sale of property and equipment              1,608             (22)
      Other                                                      --             3,022
Changes in assets and liabilities:
            Receivables                                            63          21,627
            Income tax receivable                               9,057            --
            Expendable parts and supplies                       2,698          (3,520)
            Prepaid expenses and other current assets          (2,259)         (3,826)
            Accounts payable                                    8,562           2,083
            Air traffic liability                                (826)          3,810
            Accrued compensation                                2,896          (4,552)
            Other accrued expenses                            (19,516)         (4,160)
                                                             --------        --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES:        27,514           4,161
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (8,966)         (7,576)
    Proceeds from sale of FOUR CORNERS AVIATION                 4,500
    Proceeds from sale of property and equipment               11,703           17,659
    Proceeds from sale of marketable securities                  --            11,102
    Other assets                                                  738          (1,292)
    Lease and equipment deposits                              (11,197)         (1,430)
                                                             --------        --------
            NET CASH FLOWS FROM INVESTING ACTIVITIES           (3,222)         18,463
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                       (4,961)        (34,525)
    Proceeds from issuance of common stock                      1,109           2,373
    Proceeds from deferred credits                               --             2,727
                                                             --------        --------
            NET CASH FLOWS FROM FINANCING ACTIVITIES:          (3,852)        (29,425)
                                                             --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS:                       20,440          (6,801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               35,667          57,244
                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 56,107        $ 50,443
                                                             ========        ========




                                                               1999            1998
                                                             --------        --------
Cash paid during the nine months ended June 30 for:

     Interest                                                $ 15,032        $ 17,602
                                                             --------        --------


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

Combined and separate results of Mesa and CCAir are as follows( in thousands):


                                                  Mesa             CCAir        Adjustments.       Combined
                                               ----------        ---------      -----------        ---------
Quarter - ended  June 30, 1999
         Operating revenues                     $  84,109        $  21,164                         $ 105,273
         Net earnings(loss)                     $   2,450        $   2,332                         $   4,782

Quarter - ended June 30, 1998
         (CCAir as of September 30, 1998)
         Operating revenues                     $  99,523        $  18,068                         $ 117,591
         Net earnings(loss)                    ($   4,362)       $   1,098       ($    592)       ($  3,856)



Nine months - ended  June 30, 1999
         Operating revenues                     $ 239,170        $  61,017                         $ 300,187
         Net earnings(loss)                     $   8,439        $   2,407                         $  10,846

Nine months - ended June 30, 1998
         (CCAir as of September 30, 1998)
         Operating revenues                     $343,715         $50,725                           $ 394,439
         Net earnings(loss)                    ($ 56,711)        $ 3,749         ($    258)       ($ 53,220)





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

                                              MESA AIR GROUP, INC.
                                              Registrant

Date:         August 18, 1999                 /s/ Michael Lotz
                                              ----------------
                                                  Michael Lotz
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


Number         Description

27             Financial Data Schedule