Form 10-K
period 1999-09-30
MESA AIR GROUP INC
filed 2000-01-21
CIK 810332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 0-15495

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: Common Stock, no par value:
$161,262,000

         On December 31, 1999, the Registrant had outstanding 34,035,608 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENTS                 FORM 10-K REFERENCE
                    None                           None

                              MESA AIR GROUP, INC.
                              1999 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------

                                                      Part I

Item 1.       Business............................................................................................1
Item 2.       Properties.........................................................................................11
Item 3.       Legal proceedings..................................................................................13
Item 4.       Submission of Matters to a Vote of Security Holders................................................15

                                                      Part II

Item 5.       Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters....16
Item 6.       Selected Financial Data............................................................................16
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............17
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk .........................................26
Item 8.       Financial Statements and Supplementary Data........................................................27
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............57

                                                     Part III

Item 10.      Directors and Executive Officers of the Registrant.................................................57
Item 11.      Executive Compensation.............................................................................63
Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................66
Item 13.      Certain Relationships and Related Transactions.....................................................68

                                                      PART IV

Item 14.      Exhibits, Schedules and Reports on Form 8-K........................................................69

                                     PART I

         This Form 10-K includes certain statements, including statements regarding the Company's operations which are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should", "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms and other comparable terminology. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause Mesa's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of Mesa. Many of such factors are not under Mesa's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Mesa disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-FORWARD LOOKING STATEMENTS."

         ITEM 1.  BUSINESS

GENERAL

         Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa" or the "Company") is an independently owned regional airline serving 134 cities in 38 states, the District of Columbia, Toronto, Canada, and Guaymas and Hermasillo, Mexico. As of September 30, 1999, Mesa operated a fleet of 140 aircraft and had approximately 1,100 daily departures.

         Mesa's airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code-sharing agreement with America West Airlines, Inc. ("America West") and as USAirways Express under code-sharing agreements with USAirways, Inc. ("USAirways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly-owned subsidiary of Mesa, operates under a code-sharing agreement with USAirways and flies as USAirways Express. CCAIR, Inc. ("CCAIR"), a wholly-owned subsidiary of Mesa, which was acquired during fiscal 1999, also operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge its joint passengers on a combined basis with USAirways.

         Approximately 97% of Mesa's consolidated revenues for the year ended September 30, 1999, were derived from operations associated with code-sharing agreements with America West and USAirways. These code-sharing agreements allow use of the code-sharing partner's reservation system and flight designator code to identify flights and fares in the computer reservation system, permit use of the logo, service marks, exterior aircraft paint schemes, and uniforms similar to the code-sharing partners' and provide coordinated schedules and joint advertising. Mesa's passengers receive mileage credits in the respective frequent flyer programs of America West and USAirways, and credits in those programs can be used on Mesa's flights.

During fiscal 1999, Mesa:

- Signed a letter of intent on June 21, 1999 with Empresa Brasileria de Aeronautica ("Embraer") to acquire 36 regional jets with options for 64 additional jets. The jets have a seating capacity of 50.

-        Announced a plan to sell 30 B1900 Aircraft, during fiscal 2000.

- Acquired CCAIR, Inc. by issuing 5,933,381 shares of Mesa common stock in exchange for all of CCAIR's outstanding common stock.

- Sold Farmington, New Mexico real estate properties, which were vacated when the Company relocated to Phoenix, Arizona, for a total of $5.2 million.

-        Put 13 additional Canadair Regional Jet ("CRJ") aircraft into service.

- Reached an agreement between Mesa Airlines, Inc. and the Association of Flight Attendants which becomes amendable on June 13, 2003.

CORPORATE STRUCTURE

         Mesa is a Nevada corporation and has its principal executive office in Phoenix, Arizona. In addition to its airline operating subsidiaries, MAI, Air Midwest, Inc., a Kansas corporation and certificated air carrier ("Air Midwest"), and CCAIR, a Delaware corporation and certified air carrier, Mesa owns WestAir Holdings, Inc., a California corporation, and the owner of WestAir Commuter Airlines, Inc. ("WestAir"), a certificated carrier which ceased operations in 1998, and various non-airline operations which include:

- MPD, Inc., a Nevada corporation d.b.a. Mesa Pilot Development, which operates Mesa's training program for new pilots in conjunction with San Juan college in Farmington, New Mexico.

- Regional Aircraft Services, Inc., a California corporation owned by WestAir Holdings, Inc., which performs component overhaul and repair services.

- FCA, Inc., a Nevada corporation d.b.a. Four Corners Aviation, a fixed based operation in Farmington, New Mexico. During 1999, substantially all of the assets of FCA were sold for their approximate book value of $4.5 million and FCA, Inc. ceased operations.

- Mesa Leasing, Inc., a Nevada corporation, a subsidiary established to assist Mesa's acquisition and leasing of aircraft.

- MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, established for the purpose of obtaining more favorable liability rates for Mesa and its subsidiaries.

- Ritz Hotel Management Corporation, a Nevada corporation and a wholly-owned subsidiary of the Company which was established to purchase and own a dormitory facility for Mesa's flight crews in training.

MESA AIRCRAFT IN OPERATION AS OF SEPTEMBER 30, 1999 (OWNED AND LEASED)

                               Beech
                               1900*       Dash 8     Jetstream        CRJ         TOTAL
                               -----       ------     ---------        ---         -----
USAirways Express                  58           10           16           15           99

America West Express                7           12           --           14           33

Mesa                                8           --           --           --            8
                              -------      -------      -------      -------      -------
TOTAL:                             73           22           16           29          140
                              =======      =======      =======      =======      =======



* Five additional Beech 1900 aircraft owned or leased by Mesa were not in operation at September 30, 1999.

         In addition to carrying passengers, Mesa carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa has contracts with the U.S. Postal Service for carriage of mail by air to the cities it serves and occasionally operates charter flights when aircraft are not otherwise utilized for scheduled service.

CODE-SHARING RELATIONSHIPS

         Mesa's subsidiaries have one code-sharing agreement with America West and five separate code-sharing agreements with USAirways. Renewal of one code-sharing agreement with a code-sharing partner does not guarantee the renewal of any other code-sharing agreement with the same code-sharing partner.

         The code-sharing agreements provide for terms of five years for America West (expiring in 2004), and from one to seven years for USAirways (agreement for operations in Kansas City expire in October 2000; operations in Pittsburgh expire in 2003; operations in Charlotte and Raleigh/Durham expire in 2003; operations in Philadelphia, New Orleans, Florida and

Washington, D.C. expire in 2004; and regional jet service agreement expires in
2007). Mesa intends to seek a renewal of the Kansas City code-sharing agreement. Although the provisions of the agreements vary, generally they are subject to cancellation should Mesa's subsidiaries fail to meet certain operating performance standards, the breach of other contractual terms and conditions, and, in the case of the USAirways code-sharing agreements (other than the regional jet service agreement described below), upon six months' notice by either party. The code-sharing agreements contain varying provisions allowing Mesa's partners to terminate the agreements upon certain potential operational or "change in control" events. The code-sharing agreements do not prohibit the major carrier from having code-share relationships with other regional carriers, although Mesa does have exclusive rights from the code-share partner on many of the routes served by Mesa subsidiaries. A termination or expiration without renewal of the America West code-share relationship would have a material adverse effect on Mesa's business, financial condition and results of operation. The same would hold true for many of the USAirways services agreements, except for the Kansas City service agreement, the loss of which would not be expected to have a material adverse effect on Mesa's results of operations, financial condition or liquidity.

         In November 1999, Mesa and USAirways amended the USAirways regional jet service agreement. The agreement expanded the service from 14 regional jets to 28 regional jets and extended the term from 2004 to 2007. In addition, the agreement was amended to eliminate the ability of USAirways to terminate the agreement without cause. Unlike the USAirways turboprop service agreements, which are standard prorate revenue agreements, Mesa does not have passenger revenue exposure under the USAirways regional jet agreement. USAirways is responsible for marketing, pricing and scheduling the regional jets. Mesa operates the routes and is paid via a combination of direct cost reimbursements and a negotiated formula. For the fiscal year ended September 30, 1999 (giving effect to the CCAIR acquisition), USAirways Express represented approximately 60% of the available seat mile capacity of Mesa's aircraft, and 71% of its consolidated passenger revenue.

         Mesa operates 19 turboprops and 14 regional jets as America West Express out of hubs in Phoenix and Columbus. Under the America West code-sharing agreement, America West is responsible for generating passenger revenue while Mesa is reimbursed for its operating costs. This structure covers both turboprops and regional jets. For the fiscal year ended September 30, 1999, America West represented approximately 37% of the available seat mile capacity of Mesa's aircraft, and 26% of its consolidated passenger revenue.

         .

AIRCRAFT MANUFACTURER RELATIONSHIPS

         During 1999, Mesa entered into an agreement with Embraer to acquire 36 regional jets, consisting of the 50 seat ERJ-145. Deliveries could commence as soon as March 2000 and continue through mid-2002 at a rate of approximately one aircraft per month. Mesa has options for at least 64 additional aircraft. The agreement with Embraer includes standard product support provisions, including training support, preferred initial provisioning pricing, maintenance support and technical publication support. The agreement has various contingencies related to financing and product support, which as of the date of this report remain open. Should Mesa exercise its ability to terminate the agreement, Embraer would return to Mesa a deposit of $11.8 million, plus interest.

         Mesa intends to introduce the ERJ-145 aircraft into revenue service early in the third quarter of fiscal 2000 as USAirways Express. Mesa intends to replace the CRJ-200 regional jets currently flying as USAirways Express with the ERJ-145s. The CRJs will be transitioned over to the America West Express operation over 18 months and by the end of 2001, the fleets will be isolated, with ERJs operating under USAirways and CRJs with America West Express. This discussion of the proposed allocation of the ERJs and the CRJ transition plan is a forward-looking statement and is subject to change depending upon, among other factors, the availability of ERJ-145 aircraft from the manufacturer, the willingness of America West and USAirways to agree to deployment of additional aircraft and the Company's ability to introduce the new fleet type.

         In August 1996, Mesa entered into an agreement with Bombardier Regional Aircraft Division ("BRAD") to acquire 16 CRJ 50-passenger jet aircraft with an option to acquire an additional 16 jet aircraft and rolling options to acquire a third block of 16 aircraft. In August 1997, Mesa exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option agreement. This exercise included the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. In addition, BRAD agreed to take Embraer Brasilia aircraft in trade upon the delivery of CRJs. Twenty-nine (29) CRJ aircraft had been delivered to Mesa as of September 30, 1999. The 32nd aircraft was delivered to Mesa in January 2000.

         In October 1999, Mesa resolved various disputed claims it had against BRAD regarding Bombardier's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been paid to date and the remainder of which will be paid as each of the remaining 5 CRJ aircraft are permanently financed.

         Under the accord reached with an aircraft lessor in November 1997, CCAIR agreed to replace its 14 Jetstream 31 aircraft with 20 Jetstream Super 31 aircraft. In return for renegotiated lease rates, CCAIR agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft until December 31, 1998. CCAIR returned four of the six Jetstream Super 31 aircraft at the end of the lease term and agreed to lease two until December 31, 1999. Mesa is currently in negotiations to extend the leases on these two (2) aircraft. The Jetstream Super 31 aircraft are newer and faster than the predecessor Jetstreams 31s, and can operate with fewer weight restrictions. CCAIR leases four Dash 8-100 aircraft from one lessor that have leases which extend to 2007. The six additional Dash 8-100 aircraft are under operating leases that expire at various times through 2005.

MARKET CHARACTERISTICS

         The key characteristics of the regional airline market include:

         - Relationships with major airlines, operating feeder service to hubs for connecting passengers under code-sharing arrangements;

         - Allocation of new-generation regional jet aircraft to routes that were traditionally larger jet routes;

         - Service in low-density markets which remain unattractive to major airlines and low-fare carriers; and

         - Ability to provide complementary service in existing major airline markets by operating flights in scheduling gaps between those of the major air carriers.

CORPORATE STRATEGY

         Mesa's long-term business strategy is to operate a competitive and profitable, high-frequency, quality-service airline, primarily with a hub-and-spoke route system. The strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) the previously discussed regional airline market characteristics, (ii) a focus on profitable markets, (iii) reactions to the changing economic and competitive environment, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

         For Mesa's USAirways Express turboprop operations, Mesa's market selection process follows an in-depth analysis on a route-by-route basis. Agreement is then reached, where appropriate, with USAirways regarding the level of service and fares. Mesa believes that this selection process enhances the likelihood of profits in a given market. Under the America West agreement and the USAirways Express regional jet agreement, market selection, pricing, and yield management is accomplished by America West and USAirways, respectively.

AIRLINE OPERATIONS

         The Company's corporate headquarters, which includes flight operations, dispatch, accounting, training, personnel and planning, is located in Phoenix, Arizona. Headquarters for Mesa's Air Midwest subsidiary is located in Wichita, Kansas, and CCAIR is located in Charlotte, North Carolina.

         Over the last three fiscal years, Mesa has reduced the number and type of aircraft it operates. In July 1997, Fokker 70 aircraft were retired and replaced by CRJ aircraft. The May 1998 termination of Mesa's and WestAir's code-sharing agreement with United Airlines resulted in a surplus of 21 British Aerospace Jetstream 31 aircraft, 29 Embraer Brasilia aircraft and 39 Beech 1900D aircraft. Management also elected to cease the operation of five Embraer Brasilia aircraft in Florida. Through a settlement agreement reached with WestAir's creditors, Mesa retired all 21 of the British Aerospace Jetstream 31 aircraft as well as 22 of the remaining 30-seat Embraer Brasilia aircraft. With the acquisition of CCAIR, Mesa currently operates five (5) aircraft types:
Beechcraft 1900D, Dash 8-200, Dash 8-100, Jetstream Super 31 and CRJ aircraft. The last Embraer Brasilia aircraft in the system was parked on October 4, 1998. Seven Embraer Brasilia aircraft remain on Mesa's operating certificate and the lease payments are being fully reimbursed by Bombardier as part of the trade-in agreement. Of the 39 surplus Beech 1900D aircraft, 22 were sold by Mesa prior to September 30, 1998 and 17 were sold during the fiscal year ended September 30, 1999. Mesa has adopted a plan to dispose of thirty (30) additional Beech 1900D aircraft and, accordingly, has recorded a $20.8 million impairment charge to operations during fiscal 1999 to reflect the impairment in value to these aircraft. See Note 17 to the consolidated financial statements.

         MAI commenced independent jet service under its own name, "Mesa Airlines," between Ft. Worth and Houston, Texas in May 1997 and between Ft. Worth and San Antonio, Texas in September 1997. Subsequent to September 30, 1997, CRJ flights were initiated between Ft. Worth and Austin, Texas; San Antonio, Texas; and Colorado Springs, Colorado; and Colorado Springs and Nashville, Tennessee. This independent jet operation was discontinued in February 1998, and the CRJ aircraft were redeployed in Mesa's USAirways Express and America West Express operations.

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

         Mesa's services are promoted through listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Mesa participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. Mesa's non-code-share operation utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of Mesa's code-sharing partners are also utilized in each of Mesa's other operations through their respective code-sharing agreements. Mesa also pays booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems. Mesa believes that it has good relationships with the travel agents handling its passengers.

FARES AND FEE PER DEPARTURE

         Since 1978, airlines in the United States have been free to set their own domestic fares without governmental regulation. Mesa has increasingly relied on fee per departure contractual agreements with its two code-sharing partners to generate revenue. All of Mesa's America West Express operations (except Guaymas and Hermasillo, Mexico) and all of its USAirways Express jet operations are on a fee per departure basis. The percentage of revenue generated under the fee per departure agreements is expected to increase in fiscal year 2000 as Mesa adds additional regional jets to its America West Express and USAirways Express operations and reduces the number of B1900 aircraft. In the fourth quarter of fiscal 1999, 45.7% of Mesa's total operating revenue was fee per departure. This percent is expected to grow by 2 to 4% per quarter in fiscal

2000. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares, joint fares and fee per departure arrangements. Local fares are fares for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or USAirways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the various code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

COMPETITION

         The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agents' commissions and the automation of travel agents' reservation systems. Further, because of the Airline Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service.

         Mesa believes that the Airline Deregulation Act facilitated Mesa's entry into scheduled air service markets and will allow it to compete on the basis of service and fares. The Airline Deregulation Act, however, makes possible the entry of other competitors, some of which may have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in Mesa's markets.

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

FUEL

         During its operating history, Mesa has experienced few problems with the availability of fuel, and it believes that it will be able to obtain fuel in quantities sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts do not generally provide protection against fuel price increases, nor do they ensure availability of supply. Both the USAirways and America West fee per departure contracts allow fuel costs to be passed directly back to the codeshare partner thereby reducing the overall exposure to Mesa of fuel price fluctuations. In the fourth quarter of fiscal 1999, 62.2% of Mesa fuel was associated to these contracts. A substantial increase in the price of jet fuel or the lack of adequate fuel supplies in the future would have a material adverse effect on Mesa's business, financial condition, and results of operation and liquidity.

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

         Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred. Engine overhaul costs for the Dash 8-200's, Jetstream Super 31's and CRJ engines are subject to power by the hour contracts with outside vendors and considered incurred as the aircraft are flown.

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

EMPLOYEES

         Mesa currently has approximately 3,400 employees. Mesa's success is in part dependent upon its ability to continue to attract and retain qualified personnel. Historically, Mesa has had no difficulty attracting qualified personnel to meet its requirements.

         Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not again be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

         During December 1996, Mesa reached a five-year agreement with the Air Line Pilots Association ("ALPA") for a single pilot contract for MAI and Air Midwest, Inc. The contract provides for industry-average pay, economic work rules and opportunities for advancement. Air Midwest mechanics are represented by the International Association of Machinists ("IAM"), and flight attendants at MAI are represented by the Association of Flight Attendants ("AFA"). The current agreement with the IAM is amendable on December 31, 2000 and the AFA contract is amendable on June 13, 2003. Except for CCAIR, no other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

         CCAIR has three organized employee groups; pilots are represented by the ALPA, its flight attendants are represented by the AFA and its mechanics are represented by the International Brotherhood of Teamsters (Teamsters). The ALPA collective bargaining agreement was renewed on November 6, 1998, and becomes amendable on October 31, 2002. The contract with the AFA was renewed on May 16, 1996, and will become amendable on May 16, 2001. The contract with the Teamsters was ratified on July 15, 1998, and becomes amendable on December 31, 2001. The Company believes that relations with its employees are favorable.

ESSENTIAL AIR SERVICE PROGRAM

         The Essential Air Service program administered by the United States Department of Transportation (the "DOT") guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT will subsidize air service to communities which might otherwise not have air service. Mesa services 11 such markets for an annual subsidy of approximately $6.7 million.

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

         Effective in March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. Mesa, one of the largest regional airlines operating under FAR Part

135 regulations, completed the transition to Part 121 within the FAA's deadline. These requirements have resulted in significant increases in Mesa's costs, affecting Mesa's ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. Efforts are being made to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements. Management's decision to adopt a plan to dispose of 30 B1900 aircraft is partly in response to these increased costs.

         Mesa is subject to various federal and local laws and regulations pertaining to other issues of environmental protocol. Mesa believes it is in compliance with all governmental laws and regulations regarding environmental protection.

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

         ITEM 2.  PROPERTIES

         Mesa's primary property consists of the aircraft used in the operation of its business. The following table lists the aircraft owned and leased by Mesa as of September 30, 1999:

                                                               NUMBER OF AIRCRAFT
                                ----------------------------------------------------------------------------------
                                                                               OPERATING ON              PASSENGER
     TYPE OF AIRCRAFT           OWNED         LEASED         TOTAL          SEPTEMBER 30, 1999            CAPACITY
     ----------------           -----         ------         -----          ------------------            --------
Beechcraft 1900                      68             10            78                73                          19

Jetstream Super 31                   --             16            16                16                          19

Dash 8-100                           --             10            10                10                          37

Dash 8-200                           --             12            12                12                          37

Canadair Regional Jet                               29            29                29                          50

Embraer-Brasilia                     --              7             7                --                          30
                                 ------         ------        ------            ------
Total                                68             84           152               140
                                 ======         ======        ======            ======



         See "Business - Airline Operations" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" for a discussion regarding Mesa's aircraft fleet commitments.

         In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

                                                                                                 APPROXIMATE
TYPE                                       LOCATION                        OWNERSHIP                SIZE
----                                       --------                        ---------                ----
Admin/Acctg/Exec/Training/Dispatch         Phoenix, AZ                       Leased                21,003 sq. ft.
Flight Operations/Training                 Phoenix, AZ                       Leased                 7,559
Hangar                                     Farmington, NM                    Leased                30,000
Engine Shop                                Farmington, NM                    Leased                 6,000
Hangar                                     Fresno, CA                        Leased                50,000
Warehouse/Office                           Fresno, CA                        Leased                21,750
Hangar/Officer                             Wichita, KS                       Leased                30,000
Hangar/Office(1)                           Jacksonville, FL                  Leased                30,256
Hangar                                     Jamestown, NY                     Leased                30,000
Hangar/Office                              Dubois, PA                        Leased                23,000
Hangar                                     Reading, PA                       Leased                56,250
Hangar/Office                              Grand Junction, CO                Leased                32,768
Hangar/Office                              Bullhead City, AZ                 Leased                12,852
Parts Storage                              Phoenix, AZ                       Leased                 1,000
Office Space                               Charlotte, NC                     Leased                11,018
Hangar Space                               Charlotte, NC                     Leased                30,000

         Mesa's Administration/Executive/Accounting/Dispatch space is on a ten year lease that commenced November 1, 1998. The Flight Operations/Training space is subject to a two year lease that commenced on August 15, 1998. Approximately 16,000 square feet of the hangar space in Fresno also has been sub-leased. Subsequent to September 30, 1999, Mesa entered into a letter of intent for the sale of the Jacksonville property for a book loss of approximately $470,000, which was recognized in the fiscal year ended September 30, 1999.

         CCAIR presently occupies approximately 11,018 square feet of office space in the Charlotte/Douglas International Airport's old terminal building, in Charlotte, North Carolina, and 30,000 square feet of hangar space. The office space is used for CCAIR's principal executive and administrative offices and the hangar facility contains CCAIR's maintenance operations for its aircraft, as well as maintenance support and inventory. The office space and hangar facility are leased under commercial use permits with the City of Charlotte, North Carolina. The permits are a month-to-month tenancy with an annual rental of $171,448 and are cancelable upon thirty (30) days' notice by either party. With respect to ground operations at the Charlotte/Douglas Airport, CCAIR provides these services under contract with USAirways.

         Mesa, as the lessee, leases space at each of the airports in which it operates to accommodate its operations. These leases are generally month-to-month or relatively short-term leases.

         Mesa believes its current real property is both suitable and adequate for its current and anticipated needs.

         ITEM 3.  LEGAL PROCEEDINGS

United Airlines, Inc.

         In June 1997, United Air Lines, Inc., ("UAL") filed a complaint in the United States District Court for the Northern District of Illinois against two Mesa subsidiaries, MAI and WestAir. UAL filed its complaint seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL possessed the right to "increase, decrease, or in any other way adjust the flight frequencies, markets, or both" in certain airports then being served by WestAir and/or MAI. In January 1998, UAL amended its complaint to include a claim for damages related to MAI's purported breach of its contractual obligation to provide specified levels of service in certain cities. On November 1, 1998, UAL filed a motion to amend its complaint to include an additional $4.0 million in damages resulting from MAI's alleged failure to remit baggage fees at Denver International Airport to UAL. This motion has not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint and, unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover damages for the substantial harm to the business of MAI and WestAir. Management does not believe that ultimate resolution of this issue will have a significant adverse impact on the Company's results of operations, financial position or liquidity.

         In addition, MAI and WestAir have asserted claims against UAL and SkyWest Airlines, Inc. ("SkyWest"). SkyWest contracted with UAL to be MAI's successor on the West Coast. The complaint alleges that SkyWest unlawfully interfered with MAI's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the contract and in leading to the non-renewal of the WestAir agreement. MAI is seeking substantial damages against each defendant.

WestAir

         In November 1998, Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15 million. WestAir contributed approximately $11.2 million toward the settlement and Mesa contributed approximately $3.8 million. WestAir had operated 43 leased aircraft pursuant to a Partnership Agreement with United Airlines, a division of UAL, and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. Mesa worked closely with all lessors to develop and implement a plan that was acceptable to both Mesa and the various lessors.

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

Lynrise Air Lease, Inc.

         On June 29, 1999, Lynrise Air Lease, Inc. ("Lynrise") filed suit against Mesa and CCAIR in the Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft to CCAIR. In 1998, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an Unsecured Convertible Promissory Note (the "Note") in the principal amount of $8,334,770. The Note was convertible into shares of CCAIR common stock at a price of $8.00 per share of common stock, and as a result of the June 1999 merger between CCAIR and Mesa Merger Corporation, the Note became convertible into shares of Mesa common stock at a price of $12.87 per share of Mesa common stock. The Note is due June 30, 2004, accrues interest at the rate of 7% per annum and requires the repayment of principal in 10 equal semiannual installments commencing December 31, 1999, and the payment of interest in quarterly installments commencing March 31, 1999.

         The Note contains a provision that upon a change of control, Lynrise may, at its option, require CCAIR to repay the entire unpaid balance of the note. In its lawsuit filed against Mesa and CCAIR, Lynrise alleges that it has exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly-owned subsidiary of Mesa on June 9, 1999. Both Mesa and CCAIR contend that Lynrise waived its rights with respect to the repurchase option and both intend to defend the lawsuit vigorously. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an Event of Default had occurred as against CCAIR for its failure to make a repurchase offer and declared the principal amount of the Note and all accrued interest thereon due and payable immediately. On October 21, 1999, Lynrise filed a motion to amend its complaint to add a count for breach of contract against CCAIR. Lynrise alleges that CCAIR failed to make an interest payment due June 30, 1999. Mesa made the June 30, 1999 payment in September 1999.

         Lynrise's claims against CCAIR include a claim for Declaratory Judgment that CCAIR is obligated to repurchase the Note and a claim for breach of contract. As against Mesa, Lynrise has claimed tortious interference. Should Lynrise prevail against CCAIR and require it to repurchase the Note, CCAIR is without sufficient assets to repurchase the Note and would be unable to satisfy such a judgment.


Other Legal Proceedings

         Mesa is also a party to other legal proceedings and claims, which arise in the ordinary course of its business.

         Although the ultimate outcome of the above pending lawsuits cannot be determined at this time, Mesa believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's consolidated financial position results of operations or liquidity. Mesa's belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

         Presented below are the high and low sales prices of the Common Stock of Mesa Air Group, Inc. on the NASDAQ National Market System under the symbol "MESA".

                                           FISCAL 1999                                   FISCAL 1998
        QUARTER                   HIGH                    LOW                    HIGH                    LOW
First                             $8.125                  $4.12                   $6.875                $4.938

Second                             9.313                   5.813                   9.406                 5.250

Third                              7.75                    6.188                   8.875                 7.500

Fourth                             8.344                   6.063                   8.313                 4.672

         On December 31, 1999, Mesa had 1452 shareholders of record. Mesa has never paid cash dividends on its common stock. However, the board of directors may in the future consider the payment of dividends provided that, among other things, it is in the best interests of the shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

                SELECTED FINANCIAL DATA AND OPERATING STATISTICS

         In thousands of dollars except per share data and average fare amounts and as otherwise indicated.


YEARS ENDED:                              1999(1)         1998(2)         1997(3)          1996(3)           1995(3)
Operating revenues                     $     404,616  $     494,866    $     579,464   $     566,597     $     518,178
Operating expenses                     $     402,487  $     533,910    $     634,805   $     517,716     $     488,053
Operating income (loss)                $       2,129  $     (39,044)   $     (55,341)  $      48,881     $      30,125
Other income (Expense)                 $       4,152  $       6,197    $       3,095   $      14,291     $        (151)
Interest expense                       $      19,096  $      25,382    $      28,518   $      13,538     $       7,316
Earnings (loss) before income taxes    $     (12,815) $     (58,229)   $     (80,704)  $      49,634     $      22,658

Net earnings (loss)                    $     (13,412) $     (50,467)   $     (50,326)  $      30,503     $      13,650
Net earnings (loss) per share:  basic  $      (0.40)  $      (1.50)    $      (1.52)   $       0.81      $       0.34
Net earnings (loss) per share:
  diluted                              $      (0.40)  $      (1.50)    $      (1.52)   $       0.80      $       0.33

YEARS ENDED:                              1999(1)          1998(2)           1997(3)`          1996(3)            1995(3)
Working capital (deficit)              $      33,040      $   (1,446)       $   64,940        $   69,500        $    114,819
Total assets                           $     403,773      $  484,376        $  677,837        $  705,621        $    468,875
Long-term debt, excluding current
  portion                              $     114,234      $  245,100        $  341,463        $  339,649        $     80,274


Stockholders' equity                   $      96,435      $  108,649        $  183,445        $  230,503        $    260,916
Net book value per share               $       2.83       $     2.95        $     5.09        $     6.06        $       6.40

Passengers carried                        4,255,696        5,969,104         7,514,644         7,247,687          6,931, 203
Revenue passenger miles (000)             1,324,867        1,407,345         1,544,212         1,509,376           1,321,896
Available seat miles (000)                2,594,861        2,581,946         2,789,575         2,749,629           2,616,283
Average passenger journey                  311 miles             236 miles         205 miles         208 miles           191 miles
Average stage length                       225 miles             190 miles         178 miles         169 miles           168 miles
Load factor                                   51.1%             54.5%             55.4%             54.9%               50.5%
Break-even passenger load factor              52.7%             60.1%             60.2%             51.9%              49.20%
Revenue per available seat mile               15.3(cent)        18.7(cent)        20.4(cent)        20.6(cent)          19.8(cent)
Operating Cost per available seat
  mile                                        15.5(cent)        20.7(cent)        22.8(cent)        18.8(cent)          18.7(cent)
Average yield per revenue passenger
  mile                                        30.1(cent)        34.3(cent)        36.8(cent)        37.5(cent)          39.2(cent)
Average fare                                $93.59            $80.91        $    75.56        $    76.43        $      72.55
Aircraft in service                            140               138               204               202                 203
Cities served                                  138               134               189               188                 196
Number of employees                          3,423             3,241             5,445             4,635               4,537




The June 9, 1999 acquisition of CCAIR by Mesa was accounted for as a pooling of interests and accordingly Mesa's consolidated financial statements have been restated to include the results of CCAIR for all periods presented. Except for the consolidated financial statements for the year ended September 30, 1999, the consolidated financial statements of CCAIR for the fiscal years ended 1998, 1997, 1996, 1995, respectively, have not been restated to change CCAIR's audited year end to September 30, 1999. The SELECTED FINANCIAL DATA AND OPERATING STATISTICS includes results of:

         (1) Mesa as of and for the twelve months ended September 30, 1999 CCAIR as of and for the twelve months ended September 30, 1999

         (2) Mesa as of and for the twelve months ended September 30, 1998 CCAIR as of and for the twelve months ended December 31, 1998

         (3) Mesa as of and for the twelve months ended September 30, 1997, 1996, 1995

                  CCAIR as of and for the twelve months ended June 30, 1997, 1996, 1995

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF

OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

        Mesa Air Group, Inc. and its subsidiaries are a group of regional airlines and related companies providing service across the United States as America West Express, Mesa Airlines, USAirways Express and, until May 31, 1998, as United Express. All information has been restated to include results of CCAIR for the periods presented.

         The following tables set forth selected operating and financial data of Mesa for the years indicated below:

                                                                                 OPERATING DATA
                                                                            YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------
                                                                   1999                1998               1997
                                                                   ----                ----               ----
Passengers                                                          4,255,696          5,969,104          7,514,644
Available seat miles (000)                                          2,594,861          2,581,946          2,789,575
Revenue passenger miles (000)                                       1,324,867          1,407,345          1,544,212
Load factor                                                              51.1%              54.5%              55.4%
Revenue per ASM                                                          15.3(cent)         18.7(cent)         20.4(cent)
Yield per RPM                                                            30.1(cent)         34.3(cent)         36.8(cent)
Cost per ASM (1)                                                         15.5(cent)         20.7(cent)         22.8(cent)


                                 FINANCIAL DATA
                                   YEARS ENDED
                                  SEPTEMBER 30

                                          1999                                1998                              1997
                             ---------------------------------    ------------------------------   ---------------------------------
                                        PERCENT         COST                 PERCENT    COST                   PERCENT       COST
                             AMOUNT        OF           PER       AMOUNT        OF       PER       AMOUNT         OF          PER
                             (000)      REVENUES        ASM       (000)      REVENUES    ASM        (000)      REVENUES       ASM
                             -----      --------        ---       -----      --------    ---        -----      --------       ---

Operating Expenses (1)
      Flight Operations      $173,367     42.8%      6.7 cents    $195,037     39.4%   7.6 cents    $212,352     36.6%     7.6 cents

      Maintenance              76,309     18.9%      2.9 cents     101,226     20.5%   3.9 cents     107,908     18.6%     3.9 cents

      Aircraft & Traffic       55,675     13.8%      2.1 cents      78,673     15.9%   3.0 cents      94,128     16.2%     3.4 cents

      Promotion & Sales        32,550      8.0%      1.3 cents      67,706     13.7%   2.6 cents      85,316     14.7%     3.1 cents

      General &
        Administrative         31,658      7.8%      1.2 cents      31,345      6.3%   1.2 cents      30,659      5.3%     1.1 cents

      Depreciation &
        Amortization           18,053      4.5%      0.7 cents      26,580      5.4%   1.0 cents      36,558      6.3%     1.3 cents

      Other Operating Items   (14,027)    (3.5)%    (0.6)cents      33,343      6.7%   1.3 cents      67,884     11.7%     2.4 cents
                              -------     ----      ----------      ------    -----    ---------      ------    -----     ----------

Total Operating
      Expenses (1)           $373,585     92.3%     14.4 cents    $533,910    107.9%   20.7 cents   $634,805    109.6%    22.8 cents
                             ========     ====      ==========    ========    =====    ==========   ========    =====     ==========

      Interest Expense       $ 19,096      4.7%      0.7 cents    $ 25,382      5.1%   1.0 cents    $ 28,518      4.9%     1.0 cents
                             ========     ====      ==========    ========    =====    ==========   ========    =====     ==========


(1) Excluding amounts for impairment of long-lived assets and goodwill.

FISCAL 1999 VERSUS FISCAL 1998

         Operating revenues decreased by $90 million (18.2%) for the fiscal year ended September 30, 1999 as compared to the prior fiscal year. This decrease was primarily due to the inclusion in 1998 of revenues associated with the since terminated United Express operation. Capacity, measured by Available Seat Miles (ASM's), increased by 0.5% due to the continued addition of CRJ aircraft into Mesa's fleet, offset by fewer B1900 and EMB120 aircraft associated with the United Express operation. Passenger traffic, measured by Revenue Passenger Miles (RPM's) and representing one passenger carried one mile, decreased by 6.2%. The passenger load factor decreased from 54.5% to 51.1%, yield (passenger revenue per RPM) decreased by 4.2 cents in 1999 from 34.3 cents per RPM, and revenue per ASM decreased to 15.3 cents from 18.7 cents per ASM in fiscal 1998. The airline industry has a history of fare and traffic volatility. The regional jet aircraft, which are generally faster and flown over a longer stage length than turboprop aircraft, typically generate lower revenue per ASM. Because Mesa expects to operate increasing numbers of regional jet aircraft in the future, overall revenue per ASM and cost per ASM are expected to be lower in the 2000 fiscal year than that attained in fiscal 1999.

         Flight Operations expense decreased by 11.1% to $173.4 million (6.7 cents per ASM) for the 1999 fiscal year, from $195.0 million (7.6 cents per ASM) for the comparable period in 1998, primarily due to the discontinuation of the United Express operation. Fuel costs, pilot costs, and dispatch costs all declined for the 1999 fiscal year, as compared to the prior period. Pilot training costs also declined compared to the prior period, primarily due to the inclusion in fiscal year 1998 of a major portion of training expenses associated with integrating CRJ aircraft into the fleet.

         Maintenance costs decreased by 24.6% to $76.3 million (2.9 cents per ASM) for the 1999 fiscal year, from $101.2 million (3.9 cents per ASM) for the prior year. Decreased maintenance costs are the result of a smaller fleet and the continued introduction of new, warranted CRJ aircraft.

         Aircraft and Traffic Servicing costs decreased by 29.2% to $55.7 million (2.1 cents per ASM) during fiscal 1999 from $78.7 million (3.0 cents per ASM) in fiscal 1998. Station wages decreased due to a reduction in staffing. Station rent decreased in fiscal 1999 from fiscal 1998 due to the elimination of the United Express West Coast and Denver operations.

         Promotion and Sales expense decreased by 51.9% to $32.5 million (1.4 cents per ASM) during fiscal 1999 from $67.7 million (2.6 cents per ASM) in fiscal 1998. This decrease was primarily attributable to a reduction in booking fees charged to Mesa for processing reservations on computer reservation systems. Mesa's contract with America West eliminates booking fees and travel agency commissions being charged directly to Mesa, and thus these expenses are expected to continue to decrease in fiscal 2000.

         Depreciation and amortization decreased by $8.5 million to $18.1 million in fiscal 1999 and interest expense decreased by $6.3 million to $19.1 million in such period. The decrease in depreciation and amortization was due to fewer aircraft being depreciated in fiscal year 1999 compared to fiscal year 1998. The decrease in interest expense was due to the retirement of aircraft, the proceeds of which were used to pay down debt secured by such aircraft.

         During fiscal 1999, Mesa recognized an impairment loss amounting to approximately $20.6 million as a result of the Company's decision to dispose of 30 Beech 1900D aircraft during fiscal year 2000. The amount of impairment was determined by comparing the net book value of the aircraft against data provided by Raytheon Aircraft Corporation (RAC), the manufacturer of the aircraft, on current resale values for aircraft of comparable age and condition. In order to expedite disposal of the aircraft, the Company has signed an agreement with RAC wherein RAC will broker the sale of up to 30 aircraft to third parties. Additionally, $8.3 million of the goodwill associated with routes acquired by Mesa was written off due to the continued losses in those specific routes.

         During fiscal 1998 and 1997, Mesa recognized expected costs and expenses amounting to approximately $33.9 million and $72.1 million, respectively, for the termination of the United Express Operations which included the non-renewal of the WestAir, and early termination of the MAI, code-sharing agreements with UAL. These costs and expenses are included in other operating items. (See footnotes 12 and 16 to the accompanying consolidated financial statements for additional discussion.) Both the $33.9 million and the $72.1 million provide for the estimated loss on retirement or sale of aircraft, parts, and equipment which were surplus to the needs of Mesa upon expiration and early termination of the UAL code sharing agreements. In fiscal 1998, Mesa also recognized provisions amounting to $4.0 million for the termination of the Ft. Worth jet operations and $2.5 million for the settlement of a shareholder lawsuit.


FISCAL 1998 VERSUS FISCAL 1997

         Operating revenues decreased by $84.6 million (14.6%) for the fiscal year ended September 30, 1998, compared to the prior fiscal year. The decrease was primarily attributable to the termination of Mesa's United Express operations on the West Coast and in Denver, Colorado in April and May, 1998. Capacity, measured by Available Seat Miles (ASM's), decreased by 7.5% and passenger traffic, measured by Revenue Passenger Miles (RPM's) and representing one passenger carried one mile, decreased by 8.9%. The load factor decreased from 55.4% to 54.5%, yield (passenger revenue per RPM) decreased to 34.3 cents in fiscal 1998 from 36.8 cents in fiscal 1997, and revenue per ASM decreased to
18.7 cents from 22.8 cents per ASM in fiscal 1997. The airline industry has a history of fare and traffic volatility. The regional jet aircraft, which are generally faster and flown over a longer stage length than turbo prop aircraft, typically generate lower revenue per ASM.

         Flight Operations expense decreased by 8.1% to $195.0 million (7.6 cents per ASM) for the 1998 fiscal year, from $212.3 million (7.6 cents per ASM) for the comparable period in 1997. Fuel costs, pilot costs and aircraft lease expense all declined in fiscal year 1998 as a result of operating fewer aircraft, primarily due to the termination of the United Express operations.

These cost decreases were partially offset by an increase in pilot training costs associated with adding CRJ aircraft into the fleet, and an increase in dispatch costs due to more strict operating requirements under FAR Part 121 These cost increases were partially offset by a reduction in aircraft lease expense, which resulted from flying fewer aircraft. Ownership costs of owned aircraft are reported as depreciation and interest expense rather than flight operations expense.

         Maintenance costs decreased by 6.2% to $101.2 million (3.9 cents per ASM) for the 1998 fiscal year, from $107.9 million (3.9 cents per ASM) for the prior year. Engine overhaul expense decreased due to the decline in fleet size. The savings were partially offset by increased parts usage and accrued costs for engine overhauls for the Dash 8 and CRJ engines on power by the hour contracts.

         Aircraft and Traffic Servicing costs decreased by 16.4% to $78.7 million ($3.0 cents per ASM) during fiscal 1998 from $94.1 million (3.4 cents per ASM) in fiscal 1997. Station wages decreased due to a reduction in staffing. Station rent decreased in fiscal 1998 compared to fiscal 1997 due to the elimination of the West Coast and Denver operations.

         Promotion and Sales expense decreased by 20.6% to $67.7 million (2.6 cents per ASM) during fiscal 1998 from $85.3 million (3.1 cents per ASM) in fiscal 1997. The decrease was primarily attributable to a reduction in booking fees charged to Mesa for processing reservations on computer reservations systems.

         Depreciation and amortization decreased by $10.0 million to $26.6 million in fiscal 1998 from the prior fiscal year and interest expense decreased by $3.2 million to $25.4 million in fiscal 1998 from fiscal 1997. The decrease in depreciation and amortization was due to fewer aircraft being depreciated in fiscal year 1998, compared to 1997. The decrease in interest expense was due to lower outstanding loan balances as a result of the retirement of aircraft, the proceeds of which were used to pay down debt secured by such aircraft.

         As described above, during fiscal years 1997 and 1998 Mesa recognized provisions of $33.9 million and $72.1 million, respectively, for the termination of the United Express operations which included the non-renewal of the WestAir, and early termination of the MAI, code-sharing agreements with UAL. These provisions are included in other operating items. Other operating items in fiscal 1998 also include $4.0 million for the termination of the Ft. Worth jet operations, and $2.5 million for the settlement of a shareholder lawsuit. Other operating items in fiscal 1997 also include a gain from the settlement with an aircraft manufacturer of $5.2 million and reversal of a $1 million aircraft return provision related to the final settlement and return of Mesa's Fokker 70 aircraft.

         The provisions discussed above were the primary reasons for the net losses in 1998 and 1997. However, other factors have contributed to the net losses. The cost of operating 19 passenger aircraft has risen sharply in the past three years. The increase is primarily attributable to a combination of factors discussed elsewhere herein, including increased governmental regulation, higher labor costs due to union contracts, older aircraft requiring more maintenance, higher training costs due to increased pilot turnover and other items. As a result, Mesa has adopted a plan to reduce the number of 19 passenger aircraft in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Mesa's cash, cash equivalents and marketable securities as of September 30, 1999 were $56.2 million, representing an increase of $20.5 million over the prior year. Mesa incurred a net loss of $13.4 million in 1999. After adjustment for non-cash activities and the change in certain balance sheet accounts, the Company provided $31.8 million in its operating activities. The primary factors resulting in the difference between earnings from operation and cash flow were:

         1) a $20.9 million provision and a corresponding $8.3 million write-off of goodwill related to the planned sale of up to 30 Beechcraft 1900D aircraft.

         2) the non-cash items of depreciation and amortization accounted for $18.2 million of the difference between the net loss and the net cash flow.

         3) other differences identified in the Consolidated Statements of Cash Flows resulting primarily from the operation of business in the normal course.

         Mesa provided cash flows from investing activities of $22.2 million in fiscal 1999, which included $50.6 million from the sale of property and equipment. However, these proceeds were used primarily to reduce the long-term debt collateralized by the property and equipment sold. In addition, the Company generated $3.9 million from the sale of investment securities and used $16.1 million for the acquisition of property and equipment and other capital assets.

         Under financing activities, long-term debt reduction of approximately $38.0 million resulted from scheduled debt payments during the year and the sale of 17 Beech 1900D aircraft, the proceeds of which were used principally to retire debt secured by the aircraft. Mesa's cash, cash equivalents and investment securities are intended to be used for working capital, capital expenditures and acquisitions. Management believes that the Company's existing cash and cash equivalents and currently anticipated cash flows from operations will provide the Company with adequate capital resources to fund the Company's currently anticipated operating requirements for the foreseeable future.

         Mesa had receivables of approximately $22.8 million at September 30, 1999, which consist primarily of amounts due from code-sharing partner US Airways. Under the terms of the US Airways agreement, Mesa receives a substantial portion of its revenues through the Airline Clearing House. Historically, Mesa has generated adequate cash flow to meet its operating needs.

         Mesa has significant lease obligations and debt payments on existing aircraft. At September 30, 1999, Mesa had 68 aircraft with debt balances having maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC to defer the monthly principal and interest payments due on the aircraft for the months of May, June and July of 1998, and extend the term of the financing by three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September, and October

1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are currently being held for sale. In September 1998, RACC refinanced from another lender an additional 11 Beech 1900D aircraft. The total financing by RACC is secured by the aircraft and totals $222 million at September 30, 1999 with monthly payments of $2.1 million. In November 1998, RACC refinanced from another lender three more Beech 1900D aircraft.

         In August 1998 Mesa reached an Agreement with RACC whereby RACC agreed to purchase excess Beech 1900 aircraft parts from Mesa. Future lease payments due under all aircraft operating leases were approximately $893 million at September 30, 1999. In addition, Mesa has significant lease obligations on the operating and non-operating aircraft. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying consolidated balance sheet. At September 30, 1999, 84 aircraft were leased by Mesa with terms extending through June 2018. Total lease expense for the twelve months ended September 30, 1999 was $29.1 million.

         In June 1999 Mesa placed an $11.8 million refundable deposit with Embraer for the purchase of regional jet aircraft to be delivered beginning in 2000. [See Note 10 to the Consolidated Financial Statements].

         In August 1996, Mesa entered into an agreement with BRAD to acquire 16 CRJ 50-passenger jet aircraft with an option to acquire an additional 16 of the jet aircraft and rolling options to acquire a third block of 16 aircraft. In August 1997, Mesa exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option agreement. This exercise included the conversion of eight of its Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. In addition, BRAD agreed to take Embraer Brasilia aircraft in trade upon delivery of CRJs. Twenty-nine (29) CRJ aircraft were delivered to Mesa by September 30, 1999. The remaining three (3) CRJ aircraft have been delivered subsequent to September 30, 1999, with the final delivery taking place in January, 2000.

         In October 1999 Mesa resolved various disputed claims it had against BRAD regarding Bombardier's obligation to accept trade in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9.0 million ($8.5 million cash, $0.5 million credit), $7.1 million of which has been paid to date, and the remainder of which will be paid as each of the remaining 5 CRJ aircraft are permanently financed.

         At September 30, 1999, the average age of Mesa's aircraft fleet deployed in revenue service was:

                  - six years for the Beech 1900D fleet

                  - four years for the Dash 8 fleet

                  - one and three quarter years for the Canadair Regional Jet fleet

         Due to the young age of Mesa's fleet, Mesa does not anticipate replacing any of its aircraft with newer aircraft of the same model type during the foreseeable future.

         Mesa sold Farmington, New Mexico real estate properties, which were vacated when the Company relocated to Phoenix, Arizona, for $5.2 million during fiscal 1999. The amount received approximated book value.

         During fiscal 1999, Mesa, through its wholly owned subsidiary Ritz Hotel Management Corporation, purchased a motel in Mesa, Arizona for use as a dormitory facility for its flight crews in training. The hotel was purchased for $1.475 million and financed with a 10 year mortgage loan of $1.125 million.

         WestAir ceased operations on May 31, 1998 as a result of the termination of its United Express code-share agreement. In November 1998, Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15 million. WestAir contributed approximately $11.2 million of the settlement and Mesa contributed approximately $3.8 million. Mesa anticipates recovering up to $2 million from WestAir's receivables and deposits in the future. WestAir had operated 43 leased aircraft pursuant to the United Express code-sharing agreement, and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. Mesa worked closely with all lessors to develop and implement a plan that was acceptable to both Mesa and the various lessors.

         On June 29, 1999, Lynrise Air Lease, Inc. ("Lynrise") filed suit against Mesa and CCAIR in the Supreme Court of the State of New York. As a result of the suit, CCAIR could be required to repay the entire unpaid balance of an unsecured note issued by CCAIR to Lynrise (approximately $8.3 million). Should Lynrise prevail against CCAIR and require it to repurchase the note, CCAIR is without sufficient assets to repurchase the note and would be unable to satisfy such a judgement.

         Mesa has negotiated 10-year maintenance contracts with General Electric Aircraft Engines ("GE") for the CRJ and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the first 16 CRJ aircraft to be delivered. Mesa is presently negotiating with GE to add the CRJ aircraft engines for 16 additional CRJ aircraft to this maintenance contract. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous event.

         Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from this forward-looking statement as a result of many factors, including: in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or re-deploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreement with US Airways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates; general economic conditions; and unfavorable settlement or disposition of existing or potential litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financing.

YEAR 2000 ISSUES

         The Company so far has experienced no disruptions in the operation of its internal information systems or in the availability of its facilities during its transition to the year 2000. The Company is not aware that any of its vendors experienced any disruptions during their transition to the year 2000 or that there have been any year 2000 problems with its material held for sale. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that have been adopted by Mesa.

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard was effective for Mesa for the fiscal year ended September 30, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard was effective for Mesa for the fiscal year ended September 30, 1999.

         Mesa has not yet adopted the following new pronouncement. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July

1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Data of FASB Statement No.133, an Amendment of FASB Statement No. 133, "which defers the effective date of SFAS No.133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with changes in interest rates related primarily to its debt obligations and short term investment portfolio. The Company's debt obligations are primarily variable in rate and therefore have minimal exposure to change in interest rates. The Company's investment portfolio has minimal exposure to change in interest rates due to the short term nature of its maturities. The Company has not generally experienced material losses due to the sale of short-term securities prior to maturity.

         The Company has exposure to certain market risks associated with its aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes greatly impact a carriers profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, both the USAirways and America West fee for departure contracts allow fuel costs to be passed directly back to the codeshare partner, thereby reducing the overall exposure of Mesa to fuel price fluctuations. In the fourth quarter of fiscal 1999, 62.2% of Mesa fuel requirements were associated with these contracts. A substantial increase in the price of jet fuel or the lack of adequate fuel supplies in the future would have a material adverse effect on Mesa's business, financial condition, and the results of operations and liquidity. A one cent change in the price of fuel oil has an impact on the Company's operating expenses of approximately $26,000 per month.

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

                  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         1.       Consolidated Financial Statements

                  Page 28 - Independent Auditors' Report

                  Page 29 - Consolidated Statements of Operations - Years ended September 30, 1999, 1998, and 1997.

                  Page 30 - Consolidated Balance Sheets - September 30, 1999 and 1998.

                  Page 31, - Consolidated Statements of Cash Flows - Years ended September 30, 1999, 1998 and 1997.

                  Page 32 - Consolidated Statements of Stockholders' Equity and Comprehensive Loss - Years ended September 30, 1999, 1998 and 1997.

                  Page 33 - Notes to Consolidated Financial Statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND STOCKHOLDERS

MESA AIR GROUP, INC.:



We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                    KPMG LLP
Phoenix, Arizona
January 20, 2000

PART 1.           FINANCIAL INFORMATION

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       Years Ended September 30,
                                                               1999               1998              1997
                                                             ---------         ---------         ---------
Operating revenues:
    Passenger .......................................        $ 398,206         $ 482,936         $ 567,842
    Freight and other ...............................            6,410            11,930            11,622
                                                             ---------         ---------         ---------
             Total operating revenues ...............          404,616           494,866           579,464
                                                             ---------         ---------         ---------

Operating expenses:
    Flight operations ...............................          173,367           195,037           212,352
    Maintenance .....................................           76,309           101,226           107,908
    Aircraft and traffic servicing ..................           55,675            78,673            94,128
    Promotion and sales .............................           32,550            67,706            85,316
    General and administrative ......................           31,658            31,345            30,659
    Depreciation and amortization ...................           18,053            26,580            36,558
    Impairment of long-lived assets and goodwill.....           28,902              --                --
    Other operating items ...........................          (14,027)           33,343            67,884
                                                             ---------         ---------         ---------
           Total operating expenses .................          402,487           533,910           634,805
                                                             ---------         ---------         ---------
    Operating income (loss) .........................            2,129           (39,044)          (55,341)
                                                             ---------         ---------         ---------

Other income (expense):
    Interest expense ................................          (19,096)          (25,382)          (28,518)
    Interest income .................................            2,166               899             1,837
    Other ...........................................            1,986             5,298             1,258
                                                             ---------         ---------         ---------
           Total other expense ......................          (14,944)          (19,185)          (25,423)
                                                             ---------         ---------         ---------
           Loss before income taxes .............              (12,815)          (58,229)          (80,764)
Income taxes (benefit) ..............................              597            (7,762)          (30,438)
                                                             ---------         ---------         ---------
           Net loss .................................        $ (13,412)        $ (50,467)        $ (50,326)
                                                             =========         =========         =========
Average common shares outstanding:  Basic and diluted           33,826            33,636            33,085
Net loss per share:  Basic and Diluted ..............        $    (.40)        $   (1.50)        $   (1.52)

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                       September 30,
                                                                                  1999              1998
                                                                                ---------         ---------
                                   ASSETS
Current Assets:
    Cash and cash equivalents ..........................................        $  52,905         $  35,668
    Investment securities ..............................................            3,306              --
    Receivables, primarily traffic .....................................           30,859            29,153
    Refundable income taxes ............................................             --               9,057
    Expendable parts and supplies, less allowance for obsolescence of
      $ 2,313 and $2,418, respectively .................................           24,727            31,687
    Aircraft held for sale .............................................           77,412              --
    Prepaid expenses and other current assets ..........................           12,739             6,791
                                                                                ---------         ---------
              Total current assets .....................................          201,948           112,356
Property and equipment, net ............................................          160,453           336,194
Lease and equipment deposits ...........................................           22,392            11,515
Intangible assets, less accumulated amortization of $5,140 and $6,625,
  respectively .........................................................           10,855            20,646
Other assets ...........................................................            8,125             3,665
                                                                                ---------         ---------
              Total assets .............................................        $ 403,773         $ 484,376
                                                                                =========         =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases ...............        $ 121,297         $  35,714
    Accounts payable ...................................................           17,480            17,784
    Air traffic liability ..............................................            2,128             4,758
    Accrued compensation ...............................................            2,324             3,834
    Other accrued expenses .............................................           25,679            51,712
                                                                                ---------         ---------
              Total current liabilities ................................          168,908           113,802
Long-term debt and capital leases, excluding current portion ...........          114,234           245,100
Deferred credits and other liabilities .................................           24,196            16,825
                                                                                ---------         ---------
              Total liabilities ........................................          307,338           375,727
                                                                                ---------         ---------
Stockholders' equity :
    Common stock of no par value, 75,000,000 shares authorized;
      34,197,752 and 33,727,340 shares issued and outstanding ..........          123,492           122,174
    Accumulated deficit ................................................          (27,057)          (13,525)
                                                                                ---------         ---------
              Total stockholders' equity ...............................           96,435           108,649
Commitments, contingencies and subsequent events (notes 5,8,9,10,12,16,
      17, 18, and 19)
                                                                                ---------         ---------
Total liabilities and stockholders' equity .............................        $ 403,773         $ 484,376
                                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Year Ended September 30,
                                                                                 1999             1998             1997
                                                                               --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss .............................................................        $(13,412)        $(50,467)        $(50,326)
Adjustments to reconcile net loss to
     net cash flows from operating activities:
     Depreciation and amortization ....................................          18,053           26,637           40,532
     Lease payments in excess of expense amounts ......................            --               --               (488)
     Provision for cancellation of code share agreements and
       other operating items ..........................................         (14,027)          40,443           72,100
     Impairment of long  - lived assets ...............................          20,562             --               --
     Write-off of goodwill ............................................           8,340             --               --
     Deferred income taxes ............................................            --             (1,600)         (20,439)
     (Gain) loss on disposal of property and equipment ................             164              (20)               5
     Gain on sale of investment securities ............................          (1,213)          (4,544)            --
     Amortization and write-off of deferred credits ...................            (529)          (5,721)          (1,745)
     Stock bonus plan .................................................            --               --                349
     Provision for doubtful accounts ..................................             159            1,036             --
     Changes in assets and liabilities:
         Receivables ..................................................          (1,865)          29,235          (12,439)
         Refundable income taxes ......................................           9,057           (2,058)          (6,999)
         Expendable parts and supplies ................................           6,960            1,405           (4,745)
         Prepaid expenses and other current assets ....................          (5,938)           3,656               90
         Accounts payable .............................................            (304)         (12,229)           8,047
         Other accrued liabilities ....................................           5,756          (42,240)          (6,060)
                                                                               --------         --------         --------
         NET CASH FLOWS FROM OPERATING ACTIVITIES .....................          31,763          (16,467)          17,882
                                                                               --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .............................................         (16,140)          (9,774)         (11,517)
     Proceeds from sale of property and equipment .....................          50,637           17,659            1,877
     Proceeds from sale of investment securities ......................           3,907           11,102            1,000
     Purchases of investment securities ...............................          (6,000)           --                --
     Change in other assets ...........................................           1,559             (481)           9,539
     Lease and equipment deposits .....................................         (11,800)          (1,161)            (339)
                                                                               --------         --------         --------
         NET CASH FLOWS FROM INVESTING ACTIVITIES: ....................          22,163           17,345              560
                                                                               --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long term debt .........................            --             29,697              573
     Principal payments on long-term debt and obligations under capital
         leases .......................................................         (37,997)         (53,449)         (18,446)
     Proceeds from issuance of common stock ...........................           1,308            2,200              123
     Change in short term borrowings ..................................            --               (904)             641
     Common stock repurchased and retired .............................            --               --               --
     Change in  deferred credits ......................................                             --              1,023
                                                                               --------         --------         --------
         NET CASH FLOWS FROM FINANCING ACTIVITIES: ....................         (36,689)         (22,454)         (16,086)
                                                                               --------         --------         --------
         NET CHANGE IN CASH AND CASH EQUIVALENTS: .....................          17,237          (21,576)           2,356
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................          35,668           57,244           54,888
                                                                               --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................        $ 52,905         $ 35,668         $ 57,244
                                                                               ========         ========         ========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                     (in thousands, except number of shares)

                                                                                              Retained     Accumulated
                                                                                              earnings        Other
     Years ended September 30, 1999, 1998         Number of                     Compre-     (Accumulated   Comprehensive
                    and 1997                        shares     Common stock  hensive Loss     deficit)       Income        Total
-------------------------------------------      ----------      --------     --------        --------      --------      -------
Balance at September 30, 1996
  as previously reported..................       28,243,382      $100,876                    $121,283       $ 2,507      $224,666
Effect of merger with CCAIR...............        4,810,068        17,803                     (16,492)           --         1,311
                                                 ----------      --------                     --------      -------       -------

Balance at September 1996                        33,053,450       118,679                      104,791        2,507       225,977
Exercise of options .......................          16,333           123                           --           --           123
Stock bonus plan ..........................          34,869           349                           --           --           349
Tax benefits from sale of optioned stock...              --            13                           --           --            13
Other comprehensive income:
  Net unrealized change in
  investment securities, net of taxes......              --            --         $534                          534           534
  Net loss.................................              --            --       (50,326)       (50,326)          --       (50,326)
                                                                               --------
Total comprehensive loss...................              --            --      $(49,792)            --           --            --
                                                 ----------      --------      ========       --------       ------       -------

Balance at September 30, 1997................    33,104,652       119,164                       54,465        3,041       176,670
Exercise of options .........................       159,745           623                           --           --           623
Issuance of stock............................       649,363         3,125                           --           --         3,125
Grant of compensatory warrants...............            --           240                           --           --           240
Retirement of stock..........................      (186,420)       (1,022)                          --           --        (1,022)
Tax benefits from sale of optioned stock.....            --            44                           --           --            44
Other comprehensive income:
  Net unrealized change in
  investment securities, net of taxes........            --            --       (3,041)             --        (3,041)      (3,041)
  Net loss...................................            --            --       (50,467)       (50,467)           --      (50,467)
                                                                               --------
Total comprehensive loss.....................            --            --      $(53,508)            --            --           --
                                                                               ========
CCAIR, Inc. net loss for the six months ended
  December 31, 1997..........................            --            --                      (17,523)          --       (17,523)
                                                 ----------      --------                     --------      -------       -------

Balance at September 30, 1998..............      33,727,340       122,174                      (13,525)          --       108,649

Exercise of options..........................       470,412         1,308                           --           --         1,308
Tax benefits from sale of optioned stock.....            --            10                           --           --            10
Net loss and total comprehensive loss........            --            --                      (13,412)          --       (13,412)
CCAIR, Inc. net loss for the
  quarter ended December 31, 1998............            --            --                         (120)          --          (120)
                                                 ----------      --------                     --------      -------       -------
Balance at September 30, 1999                    34,197,752      $123,492                     $(27,057)          --       $96,435
                                                 ==========      ========                     ========      =======       =======

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended September 30, 1999, 1998 and 1997

1.       Summary of Significant Accounting Policies

         a.       Principles of Consolidation and Organization

         Mesa Air Group, Inc. and its subsidiaries ("Mesa") is a group of regional airlines providing service in various regions across the United States, plus the District of Columbia, as well as Toronto, Canada and Guaymas and Hermasillo, Mexico. Mesa operates as America West Express in the Southwest, USAirways Express throughout the East Coast and Midwest, and independently as Mesa Airlines in New Mexico and Colorado, utilizing 116 turboprop aircraft and 29 jet aircraft.

         Mesa is a Nevada corporation which owns Mesa Airlines, Inc. ("MAI"), a Nevada corporation and certificated air carrier; WestAir Holdings, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc. which ceased operations in 1998; Air Midwest, Inc., a Kansas corporation and certificated air carrier and CCAIR, Inc., a Delaware corporation and certificated air carrier. Mesa's non-certified subsidiaries are MPD, Inc., a Nevada corporation, d.b.a. Mesa Pilot Development, Mesa's pilot training program; FCA, Inc., a Nevada Corporation, d.b.a. Four Corners Aviation; Mesa Leasing, Inc., a Nevada corporation established to facilitate Mesa's acquisition and leasing of aircraft; and MAGI Insurance, Ltd., a Barbados, West Indies-based captive insurance company. The consolidated financial statements include the accounts of Mesa and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         Mesa operates as America West Express under a code-sharing agreement that expires in 2004 with America West Airlines, utilizing Phoenix, Arizona and Columbus, Ohio as hubs.

         Mesa utilizes an Albuquerque, New Mexico hub as Mesa Airlines, serving the Southwest and Rocky Mountain regions.

         Mesa operates as USAirways Express under five code-sharing agreements with US Airways, Inc. ("US Airways"). One agreement covers operations utilizing a Kansas City hub and expires in 2000. Another US Airways code-sharing agreement covers operations out of the Pittsburgh hub and expires in 2003. The third agreement covers hubs in New Orleans, Tampa, Orlando, Philadelphia and Boston and expires in 2004. The agreement that provides for Canadair Regional Jet ("CRJ") 50-passenger jet service on certain defined routes expires in 2007. The fifth code-share agreement between CCAIR, Inc. and US Airways covers operations from the Charlotte, North Carolina hub and expires in 2003.

         MPD, Inc. provides flight training in coordination with a community college. FCA, Inc. is a fixed-base operation in Farmington, New Mexico and, during 1999, substantially all of the assets of FCA, Inc. were sold for their approximate book value of $4.5 million. Regional

Aircraft Services, Inc. and Desert Turbine Services provide aircraft and engine maintenance services to Mesa. MAGI Insurance, Ltd. is a captive insurance company created to handle freight and baggage claims in addition to a portion of Mesa's aviation insurance.

                  Substantially all of the Company's operating revenues are derived from the America West Express (26%) and US Airways (71%) code-sharing agreements.

         b.       Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, Mesa considers all highly liquid debt instruments with original maturaties of three months or less to be cash equivalents. At September 30, 1999, the Company had $2.7 million of cash restricted as collateral for letters of credit.

         c.       Investment Securities

            Investment securities consist of common stock. Investment securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All investment securities are defined as either trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of its investments in securities at the time of purchase, and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

         d.       Receivables

         Mesa provides commercial air transportation into most regions of the United States. The majority of the passenger tickets collected by Mesa at the time of travel are sold by other air carriers largely as a result of the code-sharing agreements discussed above. As a result, Mesa has a significant concentration of its accounts receivable with other air carriers and does not have any collateral securing such accounts receivable. At September 30, 1999 and 1998, accounts receivable from air carriers totaled approximately $20.0 million and $21.2 million, respectively. Accounts receivable credit losses have not been significant and have been within management's expectations.

         e.       Expendable Parts and Supplies

         Expendable parts and supplies are stated at the lower of average cost or market, less an allowance for obsolescence. Expendable parts and supplies are charged to expense as they are used.

         f.       Property and Equipment

         Flight equipment and other property and equipment are carried at cost. Major additions, betterments, and renewals are capitalized. Depreciation and amortization to estimated residual values is computed on the straight-line basis over the estimated useful lives of the related assets.

         At the time assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the related accounts, and the difference, net of proceeds, is recorded as a gain or loss.

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized $896,000 of interest during fiscal 1999.

         Leases primarily for flight equipment are classified and accounted for as capital leases under FASB Statement No. 13.

         Estimated useful lives of the various classifications of property and equipment are as follows:

         Buildings...........................    30 years
         Flight equipment....................    7-20 years
         Leasehold improvements..............    Life or term of lease,
                                                 whichever is less
         Equipment...........................    5-12 years
         Furniture and fixtures..............    3-5 years
         Vehicles............................    5 years

         Assets utilized under capital leases are amortized over the lesser of the lease term or the estimated useful life of the asset using the straight-line method. Amortization of capital leases is included in depreciation and amortization expense.

         g.       Intangible Assets

         Mesa evaluates the recoverability of its intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with such assets. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

         In July 1991, Mesa acquired Air Midwest, Inc. This acquisition resulted in purchased intangible goodwill of approximately $10.2 million, which is being amortized over a 40-year period. The cost basis of the goodwill intangible has been reduced by approximately $4.7 million as a result of tax benefits realized through utilization of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase.

         In 1994, Mesa entered into separate Asset Purchase Agreements related to developing its operations as USAirways. Intangible assets acquired amounting to $21.8 million in the aggregate are being amortized over a 20-year period. During fiscal year 1999, Mesa determined that the goodwill amount related to a separately identified segment of the U.S. Airways acquired operations was impaired and, accordingly, a charge for approximately $8,340,000 was recognized to write-off the unamortized balance of the asset.

         In connection with the discontinuance of United Express operations (Notes 12 and 16), the related intangible assets were determined to be impaired and the related unamortized carrying amount of $26.3 million was charged to operations during fiscal year 1997.

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

         j.       Revenues

         Passenger, freight and other revenues are recognized as earned when the service is provided. Mesa receives public service revenues (subsidies) for providing scheduled air service to certain small or rural communities. These revenues are recognized as earned in the period to which the payments relate. The amount of such payments is determined by the Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

         k.       Maintenance

         Maintenance and repairs, including major engine overhauls, are charged to operating expenses as incurred. Engine overhaul costs for the Jetstream 31's Dash 8 and CRJ engines are subject to power by the hour contracts with external vendors and considered incurred as the aircraft are flown. Accrued maintenance of $18.3 million and $10.1 million is included in other accrued liabilities as of September 30, 1999 and 1998, respectively.

         l.       Net Loss Per Share

         The numbers of shares used in the net loss per share calculation are as follows:


                                                                                        Year ended September 30,
                                                                                        ------------------------
                                                                                    1999           1998          1997
                                                                                    ----           ----          ----
                                                                                             (in thousands)
Basic:
    Weighted average shares outstanding during the year                            33,826         33,636       33,085
                                                                                   ======         ======       ======

Options to purchase 605,000, 447,000 and 161,000 shares of common stock and debt convertible into common stock were outstanding during 1999, 1998, and 1997, respectively, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the period presented.

         m.       Stock Options

         Mesa accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective October 1, 1996, Mesa adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the measurement provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based measurement method defined in SFAS No. 123 had been applied. Mesa has elected to continue to apply the measurement provisions of APB Opinion No. 25, and to provide pro forma disclosures required by SFAS No.
123. (See note 7, "Stockholders' Equity.")

         n.       Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the determination of impairment of long-lived and other intangible assets, the valuation of deferred tax assets and accruals for loss contingencies. Management believes that such estimates have been appropriately established in accordance with generally accepted accounting principles.

         o.       Operating Segment

         The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

         p.       New Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 130 in fiscal 1999. Financial statements presented for earlier periods have been reclassified in accordance with the requirements of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company adopted the provisions of SFAS No. 131 in fiscal 1999.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for financial statements for periods beginning after December 15, 1997. Adoption of the provisions of SFAS No. 132 in fiscal 1999 did not impact the Company's financial reporting.

         In June 1998, the FASB Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

         q.       Reclassifications

         Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

         2.       Merger

         Effective June 9, 1999, Mesa merged with CCAIR, Inc. (CCAIR), a regional carrier based in Charlotte, North Carolina, and in connection therewith the Company issued 5,933,381 shares of common stock in exchange for all of CCAIR's outstanding common stock. CCAIR is a regional airline serving the East Coast as US Airways Express.

         The merger was accounted for as a pooling of interests and, accordingly, the companies' consolidated financial statements have been restated to include the results of CCAIR for all periods presented.

         Combined and separate results of Mesa and CCAIR are as follows (in thousands):

                                                         Mesa               CCAIR         Adjustments     Combined
                                                         ----               -----         -----------     --------
Year ended September 30, 1999
    Operating revenues                                $ 325,559         $   79,057     $         --      $ 404,616
    Net earnings (loss)                               $ (16,428)        $    2,194     $        822      $ (13,412)

Year ended September 30, 1998
    (CCAIR as of December 31, 1998)
    Operating revenues                                $ 423,541         $   71,325     $        --       $ 494,866
    Net earnings (loss)                               $ (53,434)        $    3,380     $      (413)      $ (50,467)

Year ended September 30, 1997
    (CCAIR as of June 30, 1997)
    Operating revenues                                $ 510,977         $   68,487     $        --       $ 579,464
    Net earnings (loss)                               $ (48,597)        $      519     $    (2,248)      $ (50,326)

         The combined financial information contains adjustments to conform the accounting policies of the two companies. This conforming adjustment reflects the restatement of CCAIR's engine overhaul amounts to the direct expense method from the accrual method from July 1, 1997 forward and from the deferral method prior to July 1, 1997. Mesa owned 300,000 shares of common stock in CCAIR prior to the merger, which has been accounted for as a stock repurchase as of the date acquired.

         The consolidated financial statements for September 30, 1998 and 1997 have not been restated to change CCAIR's fiscal year from December 31, 1998 and June 30, 1997 to September 30. Those consolidated financial statements include Mesa's results of operations on a September 30 fiscal year and CCAIR's for the twelve month periods ended December 31, 1998 and June 30, 1997, respectively. CCAIR changed its fiscal year end from June 30 to December 31 in 1997. The year ends have been conformed beginning October 1, 1998 and include CCAIR's results of operations for the quarter ended December 31, 1998, which results were also included in its year ended December 31, 1998. CCAIR reflected net income from operations for the quarter of $120,000 which has been reflected as an adjustment to retained earnings in the accompanying consolidated financial statements. The 1997 combined results of operations include CCAIR's results for its fiscal year ended June 30, 1997, and, accordingly, CCAIR's loss from operations for the six-month period ended December 31, 1997 of $17,523,000 has also been reflected as an adjustment to retained earnings. CCAIR's results of operations for the six-month period ended December 31, 1997 were:


                        Operating revenues                  $  32,836
                        Operating expenses                    (49,743)
                                                            ---------
                        Operating loss                        (16,907)
                                                            ---------
                        Net loss                            $ (17,523)
                                                            =========

         3.       Investment Securities

         Investment securities classified as trading are summarized as follows:

                                                                         September 30,
                                                   ----------------------------------------------------------
                                                            1999                              1998
                                                   ------------------------          ------------------------
                                                      Cost      Market                 Cost         Market
                                                      Basis     Value                  Basis        Value
                                                      -----     -----                  -----        -----
                                                                         (in thousands)
         Trading securities  -                       $3,139     $3,306                 $---         $---
                                                     ======     ======                 ====         ====

         Mesa purchased a less than 5% interest in an aviation related company during 1999 and sold a majority of those shares for a realized gain of $1,045,000 during 1999. The unrealized gain totaled $167,000 as of September 30, 1999.

In 1994, Mesa invested $18.7 million in America West Class A shares of common stock, Class B shares of common stock and warrants. In 1996, Mesa sold a portion of the America West Class B common stock, resulting in a realized gain of $22 million. In January 1998, Mesa sold its remaining investment in America West comprising Class A common shares, Class B common shares and warrants to acquire Class B common shares. Mesa received cash of approximately $11.1 million and recognized other income of approximately $4.5 million on the sale of these securities.

4.       Property and Equipment

         Property and equipment consists of the following:

                                                                    September 30,
                                                                    -------------
                                                              1999                  1998
                                                              ----                  ----
                                                                    (in thousands)
Flight equipment, substantially pledged..................    $190,974              $392,969
Other equipment..........................................      19,285                16,255
Leasehold improvements...................................       4,457                 3,685
Furniture and fixtures...................................       2,603                 1,802
Buildings................................................       4,150                10,091
Land.....................................................          --                   525
Vehicles.................................................       1,573                 1,662
                                                             --------              --------
                                                              223,042               426,989
Less accumulated depreciation and amortization...........     (62,589)              (90,795)
                                                              -------               -------
Net property and equipment...............................    $160,453              $336,194
                                                             ========              ========

5.       Long-Term Debt and Capital Leases

         Long-term debt and capital leases consist of the following:


                                                                                  September 30,
                                                                                  -------------
                                                                              1999             1998
                                                                              ----             ----
                                                                                 (in thousands)
           Notes payable to manufacturers:  approximately $2.1
                million, including interest, due monthly through
                2011.  Notes provide variable rates of interest
                ranging from 6.87% to 7.5% at September 30, 1999.
                Secured by aircraft ................................        $220,079       $236,639

           Notes payable to manufacturers: principal and interest due in October 1999.  Notes provide for fixed interest at
                7.5%.
                Secured by aircraft ................................           2,100         23,100

           Notes payable to banks:  Approximately $93,500 in
                principal due monthly plus interest indexed to
                adjusted LIBOR rates (7.31% to 7.56% at September 30,
                1999) through 2006.
                Secured by aircraft ................................           1,500          8,174

           Mortgage note payable to bank, secured by real estate, due monthly: interest only in year one at 7%, years 2-10
                principal plus interest at 7-1/2%, with balance due
                April 2009 .........................................           1,114             --

           Capital leases:  due in monthly installments through
                December 1999; interest indexed to the prime rate.
                Secured by equipment ...............................              36          2,677
           Note payable to manufacturer (note 12) ..................           8,336          8,336
           Other....................................................           2,366          1,888
                                                                            --------       --------
           Total long-term debt and capital leases..................         235,531        280,814
           Less current portion ....................................        (121,297)       (35,714)
                                                                            --------       --------
           Net long-term debt and capital leases....................        $114,234       $245,100
                                                                            ========       ========

         Principal maturities of long-term debt and capital leases for each of the next five years and thereafter are as follows:

                                                                            Years ending September 30,
                                                                            --------------------------
                                                                                  (in thousands)
      2000
 ....................................................                                  $121,297
      2001 ....................................................                          7,185
      2002 ....................................................                          7,606
      2003 ....................................................                          7,926
      2004.....................................................                          8,277
      Thereafter ..............................................                         83,240

         At September 30, 1999, Mesa owned 68 aircraft collateralizing debt with maturities through December 2011. During 1996, Raytheon Aircraft Credit Corporation ("RACC") provided financing on 69 Beech 1900D aircraft. In April 1998, Mesa reached an agreement with RACC to defer the monthly principal and interest payments due on the aircraft for the months of May, June and July. The payments were deferred by extending the financing terms for an additional three months. In addition, RACC agreed to finance two Beech 1900 aircraft owned by Mesa for an amount equal to the monthly payments due on 69 Beech 1900D aircraft for the months of August, September and October 1998. Mesa then used the proceeds of the financing for those monthly payments. The two aircraft were financed by RACC with non-recourse, non-interest bearing loans and are in the process of being sold. In September 1998, RACC refinanced from another lender an additional 11 Beech 1900D aircraft. The total financing by RACC is secured by the aircraft and totals approximately $220 million at September 30, 1999, with monthly payments of approximately $2.1 million. In November 1998, RACC refinanced from another lender three more Beech 1900D aircraft. Unpaid amounts associated with aircraft held for sale at September 30, 1999 and classified as a current liability in the accompanying consolidated balance sheet totalled $98.8 million.

         In August 1998, Mesa reached an Agreement with RACC whereby RACC agreed to purchase excess Beech 1900 aircraft parts from Mesa. As a result of disputes between Mesa and RACC regarding the applicability and value of certain aircraft parts under the Agreement, Mesa withheld its monthly payment on 83 Beech 1900 aircraft to RACC for the months of October and November 1998. In an Agreement dated January 7, 1999, Mesa and RACC resolved the issues regarding these parts and RACC accepted them in lieu of payment for the months of October and November, 1998. To the extent that any Event of Default, as defined in the Loans, may have occurred for the months of October and November 1998, they have been deemed fully cured pursuant to the terms of the Agreement with RACC.

         As more fully described in note 12, a holder of an $8.3 million note has declared an Event of Default and demanded payment in full from CCAIR on the note as a result of such alleged default. Additionally, as a result of certain cross covenant default provisions, CCAIR may be in technical default on the $1.5 million note payable to bank. While the bank has not yet declared CCAIR in default, CCAIR may be required to pay in full the bank debt on demand. Both of the aforementioned debt amounts have been classified current in the accompanying consolidated balance sheet as of September 30,1999. In addition, CCAIR is party to an operating lease agreement containing certain cross covenant default provisions. The operating lease is for four aircraft and CCAir may be in technical default as a result of the previously discussed Lynrise issue. In the event CCAir were declared in default on the operating lease, the lessor would have the right to take possession of the aircraft on demand. Management does not believe that resolution of these matters will have a significant adverse impact on the Company's financial condition, results of operations or liquidity.

6.       Income Taxes
         Income tax expense (benefit) consists of the following:

                                                                         Year ended September 30,
                                                                   ------------------------------------
                                                                   1999          1998            1997
                                                                   ----          ----            ----
                                                                            (in thousands)
         Current:
              Federal .................................            $422        $(6,162)       $ (9,999)
              State ...................................             175             --              --
                                                                   ----        -------        --------
                                                                    597         (6,162)         (9,999)
                                                                   ----        -------        --------
         Deferred:
              Federal .................................              --         (1,451)        (16,054)
              State ...................................              --           (149)         (4,385)
                                                                   ----        -------        --------
                                                                     --         (1,600)        (20,439)
                                                                   ----        -------        --------
                                                                   $597        $(7,762)       $(30,438)
                                                                   ====        =======        ========


         The actual income tax expense (benefit) differs from the "expected" tax expense benefit (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1999, 1998 and 1997 to loss before income taxes) as follows:

                                                                        Year ended September 30,
                                                                 --------------------------------------
                                                                 1999           1998            1997
                                                                 ----           ----            ----
                                                                          (in thousands)
       Computed "expected" tax benefit ..............            $(4,485)      $(20,380)      $(28,246)
       Increase (reduction) in income taxes resulting
       from:
            Non-deductible amortization of
            intangibles..............................                207             98             98
            Utilization of net operating loss
             carryforward............................                 --         (1,183)            --
            Tax exempt interest .....................                 --             --             (1)
            State taxes, net of federal tax impact
              Benefit ...............................               (114)           (97)        (2,850)
            Other....................................               (636)          (700)           561
       Increase in valuation allowance ..............              5,397         14,500             --
                                                                  ------        -------       --------
             Total income tax expense (benefit) .....             $  597        $(7,762)      $(30,438)
                                                                  ======        =======       ========

Elements of deferred income tax assets (liabilities) are as follows:

                                                                  September 30,
                                                                  -------------
                                                                1999          1998
                                                                ----          ----
                                                                   (in thousands)
  Deferred Tax Assets:
  Inventory, parts and equipment allowances .........           $5,170        $3,729
  Accrued expenses ..................................              279         1,860
  Other accrued liabilities .........................           11,376         2,825
  Provisions not deductible for tax .................           19,642        20,764
  AMT credit carryover ..............................            2,751         2,233
 Benefit of net operating loss and tax credit carry
 forwards............................................           52,459        61,461
                                                                ------        ------
                                                                91,677        92,872
  Valuation allowance................................          (28,497)      (23,100)
                                                                ------        ------
  Net deferred tax assets............................           63,180        69,772
  Deferred tax liabilities:
  Property and equipment ............................          (63,180)      (69,772)
                                                                ------        ------
                                                                $--0--        $--0--
                                                                ======        ======

Deferred tax assets include benefits expected to be realized from the utilization of minimum tax credits carryforwards of $2.8 million which do not expire; from the utilization of investment tax credit carryforwards of $3.67 million which will expire in 2000 through 2001; and net operating loss carryforwards of $7.2 million and $96.1 million which will expire during 2012 and 2018 respectively. In addition, the acquisition during the year of CCAIR brought the carryover of separately restricted net operating loss carryforwards totaling $17.7 million which will expire at various dates from 2006 though 2018. The tax benefits from the investment tax credit and loss carryforwards that were obtained in the acquisition of Air Midwest, Inc. have been recorded as a reduction of intangibles. During 1999 and 1998, the valuation allowance was increased by $5.4 million and $14.5 million, respectively.

7. Stockholders' Equity

         At September 30, 1999, Mesa sponsors the following stock-based compensation plans:

         A. On June 2, 1992, Mesa adopted an employee stock option plan that provides for the granting of options to purchase up to 2,250,000 shares of Company common stock at the fair market value on the date of grant. Under this plan, 1,999,481 options have been granted. In 1996, shareholders voted to reduce the number of options available for granting under the plan by 250,519. This action eliminated all remaining options available for granting under this plan.

         B. On December 1, 1995, Mesa adopted an additional employee stock option plan under the new management incentive program (Omnibus
               Plan) which provides for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,250,000 options were approved by the stockholders to be granted under this plan. Under the plan, options to acquire 2,399,797 common shares are outstanding.

         C. In March 1993, Mesa adopted a directors' stock option plan for outside directors. This plan provides for the grant of options for up to 800,000 shares of Mesa's common stock at the fair market value on the date of grant. This is a formula-based plan under which options to acquire 150,000 shares have been granted. In 1996, shareholders voted to reduce the number of options available for granting under the plan by 590,000. There are options to acquire 60,000 common shares remaining under this plan.

         D. On December 9, 1994, Mesa adopted an additional directors' stock option plan for outside directors. This plan provides for the grant of options for up to 50,000 shares of Mesa's common stock at the fair market value on the date of grant. This is a formula-based plan under which options to acquire 33,000 common shares have been granted and are outstanding.

         E. On June 1, 1998, Mesa adopted a Key Officer Stock Option Plan, which provided for the granting of options to purchase up to 1,600,000 shares of Mesa common stock at the fair market value on the date of grant. Under this plan, 1,150,000 options have been granted.

         Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant. At September 30, 1999, 2,051,541 shares of common stock were available for grant under these plans.

         Transactions involving stock options under these plans are summarized as follows:

                                                     1999                       1998                     1997
                                                     ----                       ----                     ----
                                                          Weighted                    Weighted                 Weighted
                                                           Average                    Average                   Average
                                              Shares      Exercise        Shares      Exercise     Shares      Exercise
                                               (000)        Price         (000)         Price       (000)       Price
                                               -----        -----         -----         -----       -----       -----
Outstanding at beginning of year:              5,165         8.29         4,174         8.49        4,087        9.03
Granted..........................              1,305         5.86         1,619         8.05          824        5.54
Exercised .......................              (470)         2.78         (128)         4.67         (20)        6.43
Canceled/Forfeited ..............               (90)         5.32         (500)         9.75        (717)        7.92
                                               -----         ----         -----         ----        -----        ----
Outstanding at end of year ......              5,910         8.24         5,165         8.34        4,174        8.54
                                               =====         ====         =====         ====        =====        ====

         At September 30, 1999, the range of exercise prices for the aforementioned options was $4.88 - $17.25 and the weighted-average contractual life of all options was 9.2 years. The number of options exercisable at September 30, 1999 was 2,779,633, and the weighted-average exercise price of these options was $10.04.

         The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.24, $3.24, and $4.97, respectively, on the grant date using a Black-Scholes option pricing model with the following average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.5% in 1999 and 5.9% in 1998 and 1997, volatility of 54.2% in each year and an expected life of 6 years.

         Mesa applies the provisions of APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for Mesa's four fixed stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, Mesa's net loss and loss per share would have been as indicated by the pro forma amounts indicated below:

                                                                    1999           1998            1997
                                                                    ----           ----            ----
       Net loss
            As reported .............................            $(13,412)      $(50,467)       $(50,326)
                                                                 =========      =========       =========
            Pro forma ...............................            $(18,863)      $(50,741)       $(50,391)
                                                                 =========      =========       =========
       Loss per share -- Basic:
            As reported .............................              $(0.40)        $(1.50)         $(1.52)
                                                                   =======        =======         =======
            Pro forma ...............................              $(0.56)        $(1.51)         $(1.52)
                                                                   =======        =======         =======
       Loss per share -- Diluted:
            As reported .............................              $(0.40)        $(1.50)         $(1.52)
                                                                   =======        =======         =======
            Pro forma ...............................              $(0.53)        $(1.51)         $(1.52)
                                                                   =======        =======         =======

         Pro forma net loss does not reflect options granted prior to 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected over the option vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

8.       Benefit Plans

         Mesa previously sponsored three 401(k) plans, one for employees of WestAir Commuter, another for employees of MAI, Air Midwest and the airline support operations, and one for CCAIR, Inc., under which employees may contribute up to 15 percent of their annual compensation, as defined. The WestAir plan was terminated in fiscal year 1998. Mesa currently makes matching contributions of 50 percent of employee contributions up to 10 percent of employee compensation. These plans are not available to certain union employees. Upon completing three years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after seven years of employment. Mesa has the right to terminate the 401(k) plans at any time.

         CCAIR sponsors an employee savings plan (the "Plan") which permits participants to make contributions by tax deferred salary deductions pursuant to
Section 401(k) of the Internal Revenue Code. In accordance with the Plan document and union contracts, CCAIR is required to make a matching contribution on behalf of certain employees for the Plan years ended December 31, 1998 and 1997. Contributions by CCAIR to this plan were nil, $351,000 and $200,000 in 1999, 1998 and 1997, respectively.

         Contributions by Mesa to the above plans for the years ended September 30, 1999, 1998 and 1997 were $1,485,618, $1,679,802, and $1,286,746, respectively.

         On March 9, 1993, Mesa adopted an Employee Stock Bonus Plan that provides for employees of Mesa to receive shares of Common Stock in lieu of discretionary cash bonuses accrued each quarter. The custodian of the plan is empowered to determine the times at which and the conditions under which the plan, on behalf of participating employees, purchases shares of Common Stock. All purchases of Common Stock by the custodian will be made at prices approximating fair market value on the date of purchase, subject to the limitation that only 1,000,000 shares may be purchased over the life of the plan. Bonuses paid under the plan for the year ended September 30, 1997 amounted to $348,693. No bonuses were paid under this program for fiscal year 1998. Effective May 9, 1997 the Employee Stock Bonus Plan was discontinued and replaced with a monthly completion bonus based on improvements in percentage of on time completed flights. As of September 30, 1999, a total of 405,501 shares have been issued pursuant to the plan. This monthly completion bonus program was discontinued in the second calendar quarter of 1998.

9.       Lease Commitments

         At September 30, 1999, Mesa leased 58 aircraft under non-cancelable operating leases with remaining terms ranging up to 18.5 years. The aircraft leases require Mesa to pay all taxes, maintenance, insurance and other operating expenses. Mesa has the option to terminate certain of the leases at various times throughout the lease. At September 30, 1999, 12 of the CRJ aircraft are subject to interim financing agreements. The Company expects to replace these interim arrangements with operating leases and, accordingly, requirements under the interim arrangements are included in the minimum lease commitments table below.

         Under an accord reached with British Aerospace Asset Management (BAAM) in November 1997, CCAIR agreed to replace its fourteen Jetstream 31 aircraft with twenty Jetstream Super 31 aircraft. In return for renegotiated lease rates, CCAIR agreed to lease fourteen of the Jetstream Super 31 aircraft for seven years, and the additional six Jetstream Super 31 aircraft through December 31, 1998. In December 1998, CCAIR extended the lease on two of these aircraft for an additional year and in January 1999, returned four of the aircraft to BAAM. The terminated leases on the fourteen Jetstream 31 aircraft would have expired on December 31, 2001. This new agreement with BAAM provides for reductions in lease payments of approximately $140,000 per month on the fourteen long-term Jetstream Super 31 leases as compared to the predecessor Jetstream 31 aircraft leases, commencing November 1997.

         CCAIR leases four Dash 8 aircraft from CIT Leasing Corporation ("CIT"),which leases expire in June 2007. (See note 5.)

         Aggregate rental expense totaled $46.9 million (net of approximately $8 million in aircraft rental payments recorded against the United Express code-share provision (note 16)), $53.6 million, and $69 million for the years ended September 30, 1999, 1998 and 1997 respectively.

         Future minimum lease payments under non-cancelable operating leases are as follows:

         Years Ending September 30:                                (in thousands)
                  2000 .......................................         $61,770
                  2001 .......................................          60,379
                  2002 .......................................          60,185
                  2003 .......................................          59,351
                  2004 .......................................          58,834
                  Thereafter .................................         529,688


10.      Aircraft Acquisitions  and Commitments

During 1999, Mesa entered into an agreement with Embraer to acquire thirty-six fifty-seat ERJ 145 regional jets. Mesa secured its order of the jets by paying a deposit of $11.8 million. Mesa also received the right to purchase an additional 64 Option Aircraft. Deliveries could commence as soon as March 2000 and continue through mid-2002 at a rate of approximately one aircraft per month. The transaction includes standard product support provisions, including training support, preferred initial provisioning pricing, maintenance support and technical publication support. The transaction has various contingencies related to financing and product support, which at the time of publication of this report are still open. The value of the regional jets at listed prices is $19.5 million per aircraft. Should Mesa exercise its right to terminate the transaction, Embraer would return to Mesa a deposit of $11.8 million, plus interest.


         Mesa has ordered 32 CRJ aircraft for use in its America West Express operation in Phoenix, Arizona and Columbus, Ohio, and for its USAirways Express operations on the East Coast. As of January 4, 2000, Mesa had received all 32 of the CRJ aircraft. The value of these 16 CRJ aircraft at listed prices is approximately $320 million.

         On January 9, 1997, one of Mesa's wholly owned subsidiaries, FCA, Inc., entered into a distributorship agreement ("the Distributorship Agreement") with Sino Swearingen Aircraft Company, L.P. ("SSAC"). On March 31, 1999, the assets of FCA were sold to SB Aviation Group, Inc. In conjunction with the purchase of the FCA assets, SB Aviation Group, Inc., was assigned FCA's rights under the Distributorship Agreement.

         On September 9, 1998, Mesa Airlines, Inc. entered into an agreement with International Airline Support Group ("IASG") whereby Mesa would consign surplus aircraft parts to IASG to sell on the open market. IASG in turn would submit the proceeds to Mesa less a fee of 25%. During 1999 Mesa consigned approximately $8 million in parts at cost to IASG and realized $1.7 million in proceeds. The chief operating officer of IASG is a member of the Board of Directors of Mesa Air Group, Inc.

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

11.      Supplemental Disclosures of Cash Flow Information

                                                                       Years ended September 30,
                                                                       -------------------------
                                                                  1999           1998            1997
                                                                  ----           ----            ----
                                                                            (in thousands)
       Cash paid for interest, net of amounts capitalized        $15,702        $15,889        $28,499
       Cash paid for income taxes....................                 --         $4,138         $2,697


In 1999, Mesa purchased property and equipment amounting to $3.5 million which was principally financed by issuing a note to the seller amounting to $1.1 million.

12.      Commitments and Contingencies

         Mesa operates under a five-year agreement with the Air Line Pilots Association (ALPA) covering pilots at MAI and Air Midwest, Inc. Air Midwest mechanics are represented by the International Association of Machinists (IAM) and flight attendants are represented by the Association of Flight Attendants
(AFA). CCAIR has three organized employee groups; pilots are represented by ALPA, its flight attendants by the AFA and its mechanics by the International Brotherhood of Teamsters (Teamsters.)

         The ALPA collective bargaining agreement was renewed on November 6, 1998 and becomes amendable on October 31, 2002. Mesa's contract with the AFA was renewed on May 16, 1995 and becomes amendable on May 15, 2001. Mesa's contract with the Teamsters was ratified on July 15, 1998 and becomes amendable on December 31, 2002.

         Effective in March 1997, the FAA required that commuter airlines with aircraft of 10 or more passenger seats begin operating those aircraft under FAR
Part 121 regulations instead of FAR Part 135. Mesa completed the transition to FAR Part 121 by the FAA's deadline. Company management is monitoring the cost increases resulting from compliance with FAR Part 121 regulations. The cost increase is primarily related to additional training, dispatch and maintenance procedures.

         During 1994, seven shareholder class action complaints were filed in the United States District Court for the District of New Mexico against Mesa, certain of its present and former corporate officers and directors, its independent auditor, and certain underwriters who participated in Mesa's June 1993 public offering of Common Stock. During October 1995, the court certified a class consisting of persons who purchased Mesa stock between January 28, 1993 and August 5, 1994. The complaints were consolidated by court order, and, after the court granted in part a motion to dismiss in May 1996, a third amended consolidated complaint was filed alleging that during the class period the defendants caused or permitted Mesa to issue publicly misleading financial statements and other misleading statements in the registration statement for the June 1993 public offering, annual and quarterly reports to shareholders, press releases and interviews with securities analysts. In May 1998, Mesa entered into a memorandum of understanding with the plaintiffs to settle the litigation. While Mesa and its corporate officers and directors believed substantial and meritorious defenses against the plaintiff's allegations existed and defended their position vigorously, a settlement was reached to avoid ongoing litigation. A total of $8 million was paid to the class plaintiffs on behalf of the defendants. Mesa, for its part, paid a substantial portion of the settlement. On December 1, 1998, the Court approved the settlement and the cases were dismissed.

         In June 1997, UAL filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa, Mesa Airlines, Inc. ("MAI") and WestAir Commuter Airlines, Inc. ("WestAir"), seeking a judicial declaration of the parties' rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that, under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, or markets, or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 30, 1998, UAL filed a motion with the Court to amend its Complaint to include an additional $4 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not yet been considered. MAI and WestAir dispute the principal contentions in UAL's complaint, and unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir contend that UAL breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover for the damage to the business of MAI and WestAir which management believes has been incurred as a result of UAL's breach of contract pertaining to premature termination and revenue sharing.

         In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines, Inc. ("SkyWest"). SkyWest was contracted to be Mesa's successor on the West Coast. The complaint alleges that SkyWest unlawfully interfered with Mesa's and WestAir's contracts with UAL. It further alleges improper conduct on the part of UAL, and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. Mesa is seeking damages against each defendant.

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

         On June 29, 1999, Lynrise Air Lease, Inc. ("Lynrise") filed suit against the Company and CCAIR in Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft to CCAIR. In 1999, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an Unsecured Convertible Promissory Note (the "Note") in the principal amount of $8,334,370, the Note was convertible into CCAIR stock at a price of $8.00 per share of common stock, and as result of the merger with CCAIR, the Note is convertible into Mesa stock at a price of $12.47 per share of common stock. The Note is due June 30, 2004, accrues interest at the rate of 7% per annum and requires the repayment of principal in 10 equal semiannual installments commencing December 31, 1999 and the payment of interest in quarterly installments commencing March 31, 1999.

         The Note contains a provision that upon a change of control, Lynrise may, at its option, require CCAIR to repurchase the Note. In its lawsuit filed against the Company and CCAIR, Lynrise alleges that it has exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly owned subsidiary of the Company on June 9, 1999. Both the Company and CCAIR contend that Lynrise waived its rights with respect to the repurchase option and both intend to defend the lawsuit vigorously. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an Event of Default had occurred as against CCAIR for its failure to make the Repurchase Offer and declared the principal amount of the Note and all accrued interest there on due and payable immediately. Accordingly, the entire unpaid balance of $8.3 million is classified as a current liability in the accompanying consolidated balance sheet as of September 30, 1999.

         Lynrise's claim against CCAIR is for Declaratory Judgement that CCAIR is obligated to repurchase the Note and a claim for breach of contract. As against the Company, Lynrise has claimed tortuous interference. Should Lynrise prevail against CCAIR and require it to repurchase the Note, CCAIR does not have sufficient assets to repurchase the Note and would be unable to satisfy such a judgement without obtaining replacement financing or other financial support.

         Mesa is also a party to various other legal proceedings and claims which arise in the ordinary course of business.

         In the belief of management, based upon information available at this time, the ultimate outcome of all the proceedings and claims pending against Mesa referred to above is not expected to have a material adverse effect on Mesa's consolidated financial position, results of operation or liquidity.

13.      Financial Instrument Disclosure

         The carrying amount of cash and cash equivalents, receivables, refundable income taxes, accounts payable, income taxes payable, accrued compensation and other liabilities approximate fair values due to the short maturity periods of these instruments. The fair value of securities is based on quoted marked prices (see note 3). The carrying value of Mesa's long-term debt approximates fair value based on the current terms offered for debt of the same or similar remaining maturities. The difference between the estimated fair values and carrying values of the Company's financial instruments are not material.

14.      Valuation and Qualifying Accounts


                                                                         Additions
                                                                         Charged to
                                                      Balance at         Costs and                        Balance at
                                                   Beginning of Year      Expenses        Deductions     End of Year
                                                   -----------------      --------        ----------     -----------
                                                                             (in thousands)
ALLOWANCE FOR OBSOLESCENCE DEDUCTED FROM
EXPENDABLE PARTS AND SUPPLIES
September 30, 1999...........................            $2,418              $ ---           $(105)           $2,313
September 30, 1998...........................             3,097                -0-            (679)            2,418
September 30, 1997...........................             1,816              1,281              -0-            3,097

15.      Selected Quarterly Financial Data (Unaudited)

         The following table presents selected unaudited quarterly financial data (in thousands):


                                                                  First                         Third         Fourth
                                                                 Quarter     Second Quarter    Quarter       Quarter
                                                                 -------     --------------    -------       -------

1999
     Operating revenues...............................           $97,720        $97,194       $105,272       $104,430

     Operating income (loss)..........................             5,838          7,587          8,374       (19,670)
     Net earnings (loss)..............................             1,762          4,302          4,782       (24,258)
     Net earnings (loss) per share - basic............              0.05           0.13           0.14         (0.72)
     Net earnings (loss) per share - diluted .........              0.05           0.13           0.14         (0.72)

                                                                  First                        Third         Fourth
                                                                 Quarter    Second Quarter    Quarter       Quarter
                                                                 -------    --------------    -------       -------

1998
     Operating revenues...............................          $139,122       $137,726       $117,590       $100,428
     Operating income (loss)..........................          (35,094)        (9,026)          1,275          3,801
     Net earnings (loss)..............................          (38,543)       (11,156)        (3,263)          2,495
     Net earnings (loss) per share - basic............            (1.14)         (0.33)         (0.10)           0.07

     Net earnings (loss) per share - diluted .........            (1.14)         (0.33)         (0.10)           0.07

         The net loss in the fourth quarter ended September 30, 1999, includes an asset impairment charge of $28.9 million.

         The net earnings in the fourth quarter ended September 30, 1998 includes an income tax benefit of $5.3 million.

         The net loss in the first quarter ended December 31, 1997 includes a provision for the non-renewal of the WestAir code-share agreement and early termination of the Denver code-share agreement with UAL and other adjustments as discussed in note 16.

16.      Other Operating Items

         Other operating items consist of the following expenses (income):

                                                                                           September 30,
                                                                        ------------------------------------------------
                                                                           1999               1998                 1997
                                                                           ----               ----                 ----
                                                                                        (in thousands)
  Provision for non-renewal of the WestAir and
     Early termination of the UAL code-share
     agreement (elimination of excess reserve) ..................        $(14,027)           $26,843            $72,100
  Cessation of Ft. Worth jet operations..........................              --              4,000                 --
  Settlement of shareholder lawsuit..............................              --              2,500                 --
  Settlement with manufacturer...................................              --                 --             (5,220)
  Aircraft return provision......................................              --                 --              1,004
                                                                         -------             -------            -------
                                                                         $(14,027)           $33,343            $67,884
                                                                         ========            =======            =======


         In July 1997, WestAir received a proposal from UAL for the extension of WestAir's code-sharing agreement that was due to expire on May 31, 1998. The proposal contained certain material amendments to the existing code-sharing agreement. The Company did not accept this proposal because it provided for significant cost increases and did not include certain changes to the proposal requested by the Company. Management continued to negotiate for improvements in the proposal. On July 22, 1997, UAL awarded WestAir's eight Los Angeles contract markets to SkyWest Airlines, effective October 1, 1997. UAL subsequently granted additional pro rata markets to WestAir, sufficient to utilize the aircraft previously serving the eight Los Angeles system contract markets. There was no material cost of transition to these new pro rata markets, and the new pro rata markets were attaining similar financial results as the discontinued contract markets. The Company is in litigation to resolve UAL's unilateral termination of WestAir's contract markets in the Los Angeles area (note 12).

         In late November 1997, WestAir received written notice from UAL that WestAir's code-sharing agreement would not be renewed. Subsequent to November 1997, management on repeated occasions sought a reconsideration of UAL's decision and to renew the WestAir code-sharing agreement. At a meeting on January 6, 1998, UAL confirmed that it would not reconsider renewing WestAir's code-sharing agreement upon its expiration. WestAir had significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company recognized a loss provision to provide for the cost of discontinuation of WestAir operations.

         The $72.1 million provision recognized in fiscal 1997 provided for the estimated loss on the retirement or sale of aircraft, parts and equipment which were surplus to the needs of Mesa upon expiration and early termination of the code-share agreements. In addition, the provision included an estimate for all other anticipated costs of discontinuation of the WestAir, Denver and Pacific Northwest operations. The provision consisted of an impairment charge of $26.3 million for the Denver intangibles; $39.5 million for costs to sell or retire aircraft and related parts and equipment; and $6.3 million for severance and other costs.

         On January 22, 1998, Mesa received notice from UAL of the termination of the Company's code-sharing agreement covering the Denver system, Pacific Northwest and Los Angeles markets to be effective April 22, 1998. UAL also terminated WestAir's markets in the Pacific Northwest as of April 22, 1998. Mesa notified UAL that the Company considered the termination notice, although improper, wrongful and arbitrary, to have been effective as of February 6, 1998, 15 days after issuance of the January 22, 1998 termination notice in accordance with the termination provisions of the contract. All service to these markets was discontinued by April 22, 1998. As a result of UAL's new code-sharing partners for these markets not needing the Company's aircraft and equipment associated with these operations, the Company recorded a $33.9 million loss provision in the quarter ended December 31, 1997, to provide for costs to dispose of or redeploy certain aircraft, as well as other costs to shut down the Denver system.

         Termination of Mesa's and WestAir's code-sharing agreement with United Airlines resulted in a surplus of 21 British Aerospace Jetstream 31 aircraft, 29 Embraer Brasilia aircraft,

39 1900D Beech aircraft and 11 Dash 8 aircraft, for a total of 100 aircraft. The British Aerospace Jetstream 31 aircraft, the Embraer aircraft and the Dash 8 aircraft are subject to long-term leases. Although the surplus 1900D Beech aircraft are not specifically identified, the majority of these aircraft are owned with an average net book value of approximately $3.3 million per aircraft.

         The Company recognized a loss provision of approximately $4.0 million during the quarter ended March 31, 1998, to provide for the expense of closing the facilities associated with the Ft. Worth independent jet operation and relocating the related aircraft.

         The restructuring provisions and the activity in the accruals, related to the UAL code-share agreements and the Ft. Worth operations, can be summarized as follows:

                                                  Provision
                                  ------------------------------------------
                                  September 30,   December 30,     March 31,        Total
                                       1997           1997           1998         Provision
                                  -------------   ------------     ---------      ---------
Aircraft and related parts ...       $ 39,500       $ 21,943       $     --       $ 61,443
Denver intangibles ...........         26,343             --             --         26,343
Severance and other ..........          6,257         12,000             --         18,257
Ft. Worth operations .........             --             --          4,000          4,000
                                     --------       --------       --------       --------
                                     $ 72,100       $ 33,943       $  4,000       $110,043
                                     ========       ========       ========       ========




                                                       Provision        Balance         Provision        Balance
                                       Total           utilized/     September 30,      utilized      September 30,
                                     Provision         released          1998           /released          1999
                                     ---------         --------          ----           ---------          ----
Aircraft and related parts ...       $  61,443        $ (34,172)       $  27,271        $ (27,271)       $      --
Denver intangibles ...........          26,343          (26,343)              --               --               --
Severance and other ..........          18,257          (11,423)           6,834           (6,008)             826
Ft. Worth operations .........           4,000           (3,723)             277             (277)              --
                                     ---------        ---------        ---------        ---------        ---------
                                     $ 110,043        $ (75,661)       $  34,382        $ (33,556)       $     826
                                     =========        =========        =========        =========        =========


         Mesa believes that the provisions remaining at September 30, 1999 will be adequate to satisfy any remaining costs associated with the UAL Code Share Agreement cancellations. Previously established reserves amounting to approximately $14.0 million were considered to be excess and such amount is reflected as a reduction in operating expenses in fiscal year 1999.

         17. Impairment of Long-lived Assets

         At September 30, 1999, Mesa had approximately 30 surplus Beech 1900D aircraft which Mesa intends to dispose of and which were determined to be impaired during fiscal year 1999. Mesa's plan of disposition of these surplus aircraft, as approved by the Board of Directors in

September 1999, calls for disposal of all 30 aircraft prior to September 30, 2000. Mesa has entered into a brokerage agreement with Raytheon Aircraft Credit Corporation for disposition on a part time basis or until specific routes are abandoned. All related routes are expected to be abandoned prior to May 31, 2000 and management believes such routes may be abandoned at the Company's discretion on 30 days notice. Consequently, Mesa recorded an impairment charge in fiscal year 1999 of $20.6 million.

         Additionally, Mesa recognized an $8.3 million charge against the previously recorded goodwill of the related east coast operations acquired in fiscal 1994 which have been deemed to have insufficient undiscounted cash flow to recover the intangible asset.

         18. Related Party Transactions.

         In August 1998, CCAIR entered into a letter agreement with Barlow Partners, L.P. ("Barlow") pursuant to which Barlow agreed to act as CCAIR's exclusive financial advisor with respect to possible business combinations involving CCAIR. Under the terms of that agreement, Barlow was entitled to receive a fee from CCAIR equal to two percent (2%) of the aggregate consideration paid by Mesa upon the closing of the merger transaction. Such fee amounted to $1.1 million and was paid to Barlow in fiscal year 1999.

         19. Subsequent Events

         On November 4, 1999, Mesa settled various outstanding disputes with Bombardier, Inc. Under terms of the settlement, Bombardier will pay to Mesa a total of $8,500,000. To date, Bombardier has paid $7,100,000.

         During December 1999, the Company's Board of Directors authorized the Company to repurchase up to ten percent of the outstanding shares of its Common Stock. As of January 14, 2000, the Company has acquired 458,800 shares of Common Stock for approximately $2,381,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the directors and executive officers of Mesa and certain additional information:

           NAME                            AGE                         POSITION                        DIRECTOR SINCE
           ----                            ---                         --------                        --------------
Jonathan G. Ornstein                        42    Chairman of the Board, Director, President and            1998
                                                  Chief Executive Officer
Paul R. Madden                              73    Vice Chairman of the Board and Director                   1997
Daniel J. Altobello                         59    Director                                                  1998
Jack Braly                                  58    Director                                                  1993
Herbert A. Denton                           52    Director                                                  1998
Ronald R. Fogleman                          57    Director                                                  1998
Maurice A. Parker                           53    Director                                                  1998
George  Murnane III                         41    Director                                                  1999
Larry L. Risley                             55    Chairman Emeritus and Director                            1983
James E. Swigart                            48    Director                                                  1998
Michael J. Lotz (1)                         39    Chief Operating Officer                                     --
Robert B. Stone (2)                         43    Chief Financial Officer and Treasurer                       --
Blaine M. Jones (3)                         44    Chief Financial Officer and Treasurer                       --
Andre H. Merrett                            35    Vice President and General Counsel                          --
William P. Kostel                           36    Vice President of Planning                                  --
Michael Ferverda                            55    Senior Vice President of Flight Operations                  --
George Lippemeier                           58    Vice President of Safety and Regulatory Compliance          --
Robert Moye                                 54    Senior Vice President of Maintenance                        --
Greg Stephens                               35    Vice President of Customer Service                          --
Pete Hayes                                  59    Vice President of Flight Training                           --
Mike Suckow                                 41    Vice President of Systems Control                           --

(1) Served as Chief Financial Officer and Treasurer from August 1999 to January 2000.

(2)      Named Chief Financial officer and Treasurer, January, 2000.

(3)      Served as Chief Financial Officer and Treasurer until August, 1999.

         JONATHAN G. ORNSTEIN, age 42, was appointed President and Chief Executive Officer effective May 1, 1998. Mr. Ornstein was appointed to the Executive Committee on March 13, 1998. He has also served as a member of the Compensation Committee. Mr. Ornstein became a director on January 29, 1998. Mr. Ornstein assumed the role of Chairman of the Board on June 9, 1999. Mr. Ornstein is the controlling shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P., an investment partnership. From April 1996 to his joining Mesa as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./N.V. (a European jet carrier). From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, plc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994, and in November 1994, he assumed additional duties at Continental Airlines, Inc., as Senior Vice President, Airport Services. Mr. Ornstein was employed by Mesa from 1988 to July 1994 where his positions included President of Mesa's WestAir Holding, Inc., subsidiary and Executive Vice President. Mr. Ornstein's employment agreement provides that the Company will use its good-faith efforts to cause the Board to include Mr. Ornstein among its nominees and to appoint him as

Chief Executive Officer through March 31, 2001. From March 1985 to December 1987, Mr. Ornstein was a securities broker.

PAUL R. MADDEN, age 73, has served as a director since April 1997, and served as Chairman of the Board from February 3, 1998 to June 8, 1999. On June 8, 1999 he was appointed Vice Chairman of the Board. Mr. Madden has served as Chairman of the Executive Committee since Feb 3, 1998 and as a member of the Audit Committee since June 8, 1999. Mr. Madden is currently Of Counsel to the Phoenix law firm of Gallagher & Kennedy and specializes in the corporate and securities areas. From June 1994 through November 1997, Mr. Madden was a partner in the Chicago firm of Chapman and Cutler serving in its Phoenix office. Mr. Madden was a partner in the Phoenix law firm of Beus, Gilbert & Morrill from January 1991 until June 1994. Prior to joining the Board, Mr. Madden served as securities counsel to Mesa for approximately nine years.

         DANIEL J. ALTOBELLO, age 59, has been a director of Mesa since January 29, 1998, and has served as Chairman of the Compensation and Nominating Committees. Since September 1995, Mr. Altobello has been the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc., and LSG/SKY Chefs, and the largest airline catering company in the world. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial position with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President, Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University, including service as Vice President, Administration Service. He is a member of the board of directors of American Management Systems, Inc., Colorado Prime Foods, Care First, Inc., Care First of Maryland, Inc., Mesa Air Group, Inc., World Airways, Inc., First Union Realty Trust, Atlantic Aviation Holdings and SodexhoMarriott, Inc. and a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc., and the Woodstock Theological Center at Georgetown University.

         JACK BRALY, age 58, has served as a director of Mesa since December 6, 1993, as a member and Chairman of its Audit Committee since March 1994, as a member of Mesa's Compensation Committee since December 6, 1993, as a member of its Nominating Committee since April 27, 1998. Since August 5, 1996, Mr. Braly has served as the President, Chief Executive Officer and a member of the Board of Directors of Sino Swearingen Aircraft Company, a private aircraft manufacturer. From June 1994 to August 5, 1996, Mr. Braly was an officer of the North American Aircraft Modification division of Rockwell International. He served as Vice President Aircraft Manufacturing from June 1994 to October 1994, as Executive Vice President from October 1994 to October 1995 and was Vice President and General Manager from October 1995 to August 5, 1996. Before joining Rockwell International, Mr. Braly served as a consultant to various aircraft manufacturers and regional airlines from August 1993 until June 1994. Prior thereto, Mr. Braly was President of Beech Aircraft Corporation from March 1991 until July 1993.

         HERBERT A. DENTON, age 52, has been a director since January 29, 1998, and has been a member of Mesa's Executive Committee since February 3, 1998. Mr. Denton is the

President of Providence Capital Inc., an investment-banking firm he co-founded in 1991. He also serves on the Board of Directors of Chic by H.I.S., Inc., an apparel manufacturing company, where he is the Chairman of the Compensation Committee.

         GENERAL RONALD R. FOGLEMAN, U.S.A.F., retired, age 57, has been a director since January 29, 1998. General Fogleman has been a member of Mesa's Audit Committee since February 3, 1998, its Executive Committee since March 13, 1998, and its Nominating Committee since April 27, 1998. In September 1997, he retired from the Air Force with the rank of General. He served as Chief of Staff of the United States Air Force from 1994 until 1997 and as Commander-in-Chief of the United States Transportation Command from 1992 until 1994. General Fogleman currently serves on the Board of Directors of North American Airlines, a feeder airline for El Al; Southern Air, a private air transportation company; Rolls Royce of North America; and World Airways.

         MAURICE A. PARKER, age 53, has served as a director since November 18, 1998, and has been a member of the Compensation Committee since January 22, 1999. From 1978 to January 1997, Mr. Parker served as a Federal Mediator, Labor Mediation, for the National Mediation Board of the United States government.

         GEORGE MURNANE, III, age 41, has served as a director since June 8, 1999, and has been a member of the Audit Committee since June 8, 1999. Mr. Murnane is the President of Barlow Management, Inc., general partner of Barlow Partners II, L.P. Mr. Murnane is also currently the Executive Vice President and Chief Operating Officer and serves on the Board of Directors of International Airlines Support Group, Inc., a leading redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. From 1986 to 1995, he was an investment banker with the New York investment-banking firm of Merrill Lynch & Co., most recently as a Director in the firm's Transportation Group.

         LARRY L. RISLEY, age 55, is Chairman Emeritus of the Board of Directors of Mesa and presently serves a Manager of Special Projects. He formerly served as Chairman of the Board from the incorporation of Mesa until February 3, 1998, and as Chief Executive Officer from the incorporation of Mesa until April 30, 1998. He served as President of Mesa from 1983 through January 13, 1995. Mr. Risley's employment agreement with Mesa provides that the directors will continue to vote to nominate Mr. Risley and to use their best efforts to cause his election to the Board through the fiscal year ending September 30, 2003.

         JAMES SWIGART, age 48 has served as a director since January 29, 1998. Mr. Swigart served as Vice Chairman until June 8, 1999. Mr. Swigart was a member of the Audit Committee from February 3, 1998 to June 8, 1999. Additionally, Mr. Swigart has been a member of the Nominating Committee since April 27, 1998. Mr. Swigart is a minority shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P. Mr. Swigart is the former President and Chief Executive of Virgin Express, S.A./N.V., a low-cost European commuter airline. He was appointed a member of the Board of Directors of Virgin Express Holdings, plc on May 22, 1998. From December 1995 to April 1998, Mr. Swigart served as the Chief Financial Officer of Virgin Express Holdings, plc. From April 1996 to April 1998, he served as Chief Financial Officer of Virgin Express, S.A./N.V. Mr. Swigart served as the Chief Financial Officer of Continental Express Airlines, Inc., from July 1994 to November 1995 and President and controlling shareholder of Hydralign, a manufacturing company for the paper and plastics industries, from September 1993 to July 1994. From 1986 until August 1993, Mr. Swigart served as the Senior Vice President of the Transportation Group at Lehman Brothers. He previously served as a member of the Board of the Company from December 6, 1993, until August 10, 1994.

2. EXECUTIVE OFFICERS

MICHAEL J. LOTZ, age 39, joined Mesa in July 1998 to facilitate Mesa's Restructuring efforts. In August 1999, Mr. Lotz became Mesa's Chief Financial Officer and in January 2000 returned to the position of Chief Operating Officer. Prior to joining Mesa, Mr. Lotz served as Chief Operating Officer of Virgin Express, S.A./N.V., positions he held from October 1996 to June 1998. From September 1986 to October 1996, Mr. Lotz served in various capacities at Continental Airlines, Inc., including Manager of Systems and Procedures, Director of Finance and Administration, Senior Director of Contract Services, Senior Director of Purchasing, and Vice President of Airport Operations, Properties and Facilities at Continental Express. Prior to joining Continental, Mr. Lotz served as Controller of New York Air from 1985 to 1986 and as Senior Corporate Accountant and Assistant Controller for John Brown Engineering and Construction from 1983 to 1985.

ROBERT B. STONE, age 43, joined Mesa in January 2000 as Chief Financial Officer and Treasurer. Prior to Joining Mesa, Mr. Stone had a twenty-year career with the Boeing Company, most recently as Vice President, Financial Planning and Analysis. He also held a series of executive positions including Assistant Treasurer and Senior Director, Customer Financing. Mr. Stone obtained his MBA from Pacific Lutheran University and his Bachelor of Arts in Business Administration at the University of Washington.

ANDRE H. MERRETT, age 35, Vice President and General Counsel, joined Mesa in August 1999. Prior to joining Mesa, Mr. Merrett was a litigation associate with the firm of Squire, Sanders & Dempsey L.L.P., in the firm's Phoenix office. Mr. Merrett joined Squire, Sanders, & Dempsey in October 1998. At Squire, Sanders & Dempsey, Mr. Merrett devoted the majority of his practice to various Mesa legal matters. Mr. Merrett was a litigation associate with the Des Moines, Iowa firm of Nyemaster, Goode, Voigts, West, Hansell & O'Brien from May 1994 until joining Squire, Sanders, & Dempsey. Mr. Merrett is a 1994 graduate of the University of Iowa College of Law.

WILLIAM P. KOSTEL, age 36, Vice President of Planning, joined Mesa in February 1999. Prior to joining Mesa, Mr. Kostel spent nine years in the employ of American Airlines where he last held the position of Director of Fleet Planning at American Eagle. Mr. Kostel was also a member of the American Airlines' Pricing and Yield Management Department. Mr. Kostel obtained his MBA from Texas Christian University and his Bachelor of Science in Engineering from Iowa State University.

MICHAEL FERVERDA, age 55, Senior Vice President of Flight Operations, joined Mesa in September 1990. Mr. Ferverda has served Mesa in several capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

GEORGE LIPPEMEIER, age 58, Vice President of Safety and Regulatory Compliance joined Mesa in September 1998. Mr. Lippemeier served as the Director of Quality Assurance at Virgin

Express S.A./N.V. from April 1997 to July 1998. Mr. Lippemeier held several positions with Mesa from November 1989 to March 1997 including, Director of Operations, Vice President of Flight Operations - WestAir Airlines, and President - Desert Sun Airlines. Prior to joining Mesa in 1989, Mr. Lippemeier spent 25 years in the United States Air Force as a pilot, serving in numerous management and command positions.

ROBERT MOYE, age 54, Senior Vice President of Maintenance, joined Mesa in January 1999. Prior to joining Mesa, Mr. Moye spent 33 years in the aviation industry serving in various capacities with Western Airlines, Eastern Airlines, Mark Air, Polaris Aircraft Leasing and Pegasus Capital. Mr. Moye attended San Fernando State College and is a 1976 graduate of the Mid Valley College of Law.

GREG STEPHENS, age 35, President, Air Midwest, joined Mesa in September, 1998. Prior to joining Mesa, Mr. Stephens was employed by AirMidwest, Inc., for 13 years where he served in various capacities including, Ramp Agent, Freight Agent/Customer Service Agent, Operations Agent, Director of Systems Control, Director of Pricing and Planning, Director of Safety and Vice President and General Manager.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

         Employment Agreements have been entered into with the Chief Executive Officer, Chief Financial Officer and Vice President and General Counsel.

COMPENSATION SUMMARY OF EXECUTIVE OFFICERS

         The following table sets forth certain compensation paid or accrued by Mesa during the fiscal year ended September 30, 1999, to the Chief Executive Officer and the four other most highly compensated executive officers of Mesa whose total annual salary and bonuses exceeded $100,000.

                                                                                          Other
                                                                                          Annual                      All Other
                                                         Salary           Bonus        Compensation     Options     Compensation
     Name and Principal Position            Year           ($)             ($)            ($)(1)          (#)           ($)
     ---------------------------            ----           ---             ---            ------          ---           ---
Jonathan G. Ornstein ................       1999         200,000                           5,128         150,000
   Chief Executive Officer ..........       1998          84,615                                       1,000,000

Larry Risley ........................       1999         349,038
   Manager of Special Projects ......       1998         318,315

Archille Paquette ...................       1999         132,692          75,054           2,353
      President, AirMidwest, Inc. ...       1998         130,000          65,000                          60,000

Robert Moye .........................       1999          69,808          35,000
    Sr. VP of Maintenance ...........       1998         100,000                                          60,000

Michael J. Lotz .....................       1999         122,654          90,054             385         300,000
    Chief Financial Officer

Blaine Jones ........................       1999          84,615          90,000           4,423         150,000
     Chief Financial Officer (2) ....       1998          46,154                                          75,000




(1) These amounts represent both vested and non-vested Mesa contributions to the individual named executive officer's 401(k) plan. Under Mesa's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. Mesa currently makes matching contributions equal to 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. Contributions by Mesa to the 401(k) plans for the year ended September 30, 1999 were $1,485,618.

(2)      Mr. Jones ceased to be employed by the Company as of August 13, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                                                            POTENTIAL
                                               PERCENT OF                                  REALIZABLE
                                                 TOTAL                                      VALUE AT
                                                OPTIONS/                                 ASSUMED ANNUAL
                                NUMBER OF         SARS                                   RATES OF STOCK
                               SECURITIES      GRANTED TO    EXERCISE                          PRICE
                               UNDERLYING      EMPLOYEES     OF BASE                       APPRECIATION
                              OPTIONS/SARS     IN FISCAL      PRICE                          FOR OPTION
           NAME                GRANTED (#)        YEAR      ($/SH) (3)  EXPIRATION DATE     TERM 5% (4)             10% (4)
           ----                -----------        ----      ----------  ---------------     -----------             -------
Jonathan G. Ornstein (1)         150,000         11.5%         6.19        04/01/09           $  562,841          $1,462,308

Michael J. Lotz  (2), (3)        300,000         23.0%         6.00        12/28/08           $1,055,725          $2,721,997

Larry Risley                        5486          0.4          6.19        04/01/04              $21,962             $57,944

Robert Moye  (2)                  30,000          2.3%         6.19        04/01/09             $112,568            $292,461

Archille Paquette                 60,000          4.6%         5.00        10/21/08             $194,102            $512,112

Blaine Jones (5)                  75,000          5.7%         6.19        04/01/09             $300,252            $792,173



(1) The options to Mr. Ornstein were granted under 1998 Key Officer Stock Option Plan and are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of April 1, 1999.

(2) The options to Messrs. Lotz and Moye were granted under 1st Amendment to the Restated &Amended Mesa Airline Stock Option Plan. The shares issued under the Mesa Airline Stock Option Plan vest in annual 1/3 increments beginning one year after the date of the grant.

(3) The exercise price per share of the options granted of $6.00 per share was less than the fair market value of the shares of Mesa Common Stock of $6.50 per share on the date of the grant.

(4) Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from September 30, 1999 through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of Mesa and Mesa Common Stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

(5) Mr. Jones ceased to be employed by the Company as of August 13, 1999 and these options expired 90 days thereafter.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                 SHARES                          OPTIONS AT SEPTEMBER 30,      SEPTEMBER 30, 1999
                               ACQUIRED ON     VALUE REALIZED        1999 EXERCISABLE/            EXERCISABLE/
           NAME               EXERCISE (#)           ($)               UNEXERCISABLE            UNEXERCISABLE (1)
           ----               ------------           ---               -------------            -----------------
Jonathan G. Ornstein                0                 0               729,667/433,333                 $0/$0
Michael J. Lotz                     0                 0                  0/300,000                    $0/$0
Larry Risley                        0                 0               550,000/50,000             $25,000/$12,500
Robert Moye                         0                 0                  0/60,000                     $0/$0
Archille Paquette                   0                 0               109,333/68,333                  $0/$0
Blaine Jones                        0                 0               125,000/100,000                 $0/$0


(1) Based on the closing price of Mesa common stock on September 30, 1999 of $6.125 per share, as reported by the NASDAQ National Market.

COMPENSATION OF DIRECTORS

         Each non-employee director receives a salary of $10,000 per year, along with the payment of $1,000 per meeting attended in person; $500 for each committee meeting attended in person; $500 for each telephone Board meeting attended and reimbursement of all expenses associated with attending committee or Board of Directors meetings. In addition, each non-employee director was granted 3,000 options in fiscal 1999 pursuant to a stock option plan which automatically grants 3,000 options to each non-employee director on an annual basis.

         Each non-employee director also participates in Mesa's Outside Director's Stock Option Plan (the "Plan"). Under the Plan, each non-employee director serving on the board as of April 1, 1998 received (i) 3,000 options to purchase 3,000 shares of Common Stock, no par value, plus (ii) the number of options to purchase Common Stock equivalent to a cash value of $13,000 as calculated pursuant to the Black-Scholes valuation method at a risk-free rate of a ten year zero coupon bond (collectively referred to herein as the "Formula Amount") effective as of April 1, 1998. Each non-employee director receives an additional Formula Amount on each April 1st thereafter or, if at any time there is an insufficient number of options to make the full Formula Amount allocation, a pro-rata amount of the options available under the Plan shall be granted to each non-employee director.

         Any non-employee director who was not serving as a director as of April 1, 1998, upon the first business day after being appointed as a director, is granted a pro-rata portion of the Formula Amount ("Pro Rata Options") and options are granted to such director pursuant to the Plan on each succeeding April 1st in the Formula Amount. The amount of Pro Rata Options granted to each new non-employee director are calculated by dividing the number of days prior to April 1st by the number of days in the calendar year and multiplying the quotient by the Formula Amount. Any non-employee director who is serving as Chairman of the Board of Directors receives an annual grant of the number of options equal to a value of $10,000 calculated in accordance with the Black-Scholes method as specified above (the "Chairman's Options") on each April 1st, which is in addition to any other options granted to him as director.

         Each director who is not an employee of Mesa also receives free travel on Mesa for himself and certain family members and through arrangements with certain major air carriers receives free or reduced-fare travel on those carriers at no cost to Mesa. Mesa believes that the directors' use of free air travel is "de minimis" and therefore did not maintain any records of their travel during fiscal 1999.

COMPENSATION COMMITTEE INTERLOCKS

         During the fiscal year ended September 30, 1998, the Compensation Committee consisted of Dan Altobello, Jack Braly, Ronald Fogleman, James Swigart and Maurice Parker. None of the members of the committee held any executive officer position or other employment with Mesa Airlines, Inc. prior to or during such service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Mesa's Common Stock as of December 10, 1999 by all directors, by each person who is known by Mesa to be the beneficial owner of more than five percent of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.

         The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 10, 1999 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and the address of the listed beneficial owner is that of Mesa Air. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

                                                       AMOUNT AND NATURE OF
                                                       BENEFICIAL OWNERSHIP
                                                  ------------------------------
          NAME AND ADDRESS OF                                         OPTIONS/
           BENEFICIAL OWNER                         SHARES          WARRANTS (1)         TOTAL (1)     PERCENT (1)
           ----------------                         ------          ------------         ---------     -----------
Larry L. Risley                                     516,380            561,258           1,077,638        3.10

Jack Braly                                                              24,258              24,258          *

Paul R. Madden                                        5,000             28,302              33,302          *

Jonathan G. Ornstein (2)                          2,291,223            724,860           3,016,083        8.64

James E. Swigart (3)                              2,136,926             40,010           2,176,936        6.36

Daniel J.  Altobello                                  1,000             24,258              25,258          *

Herbert A.  Denton (4)                              416,552             24,258             440,810        1.29

Ronald R.  Fogleman                                     200             24,258              24,458          *

George Murnane III                                   43,837             21,021              64,858          *

Maurice Parker                                                           7,297               7,297          *

Michael J. Lotz                                                        100,000             100,000          *

Archille Paquette                                                      111,667             111,667          *

Blaine Jones                                            264                                    264          *

Bob Moye                                                                                                    *

Barlow Partners II, LP (5)                        2,099,121                              2,099,121        6.14
1954 Airport Rd., Suite 200
Atlanta, GA  30341

Wisconsin Investment Board                        3,190,000                              3,190,000        9.33
P.O. Box 7842
Madison, Wisconsin 53702

The Equitable Companies Incorporated (6)          1,520,000                              1,520,000        4.44
Alliance Capital (7)
1290 Avenue of the Americas
New York, NY  10104

Franklin Advisors, Inc.                           2,507,000                              2,507,000        7.33
777 Mariners Blvd.
San Mateo, CA  94404

Dimensional Fund Advisors, Inc.                   2,004,500                              2,004,500        5.86
1299 Ocean Ave., 11th Floor
Santa Monica, CA  90401-1038

All directors and officers as a group             3,311,997          1,628,780           4,940,777       13.79
(19 individuals)

----------

(1) Includes options and warrants exercisable on December 10, 1999 or within 60 days thereafter. Holdings of less than 1% are indicated by "*".

(2) Includes 2,099,121 shares of Common Stock held by Barlow Partners, L.P., Barlow Partners II, L.P., Barlow Management, Inc. or any one of them individually or jointly. Mr. Ornstein is a limited partner in

         Barlow Partners, L.P. and/or Barlow Partners II, L.P., and is a shareholder of Barlow Management, Inc. (which is the general partner of Barlow Partners II, L.P.). Mr. Ornstein disclaims beneficial ownership of such shares to the extent exceeding his proportionate interest in such entities.

(3) Includes 2,099,121 shares of Common Stock held by Barlow Partners, L.P., Barlow Partners II, L.P., Barlow Management, Inc. or any one of them individually or jointly. Mr. Swigart is a limited partner in Barlow Partners, L.P. and/or Barlow Partners II, L.P., and is a shareholder of Barlow Management, Inc. (which is the general partner of Barlow Partners II, L.P.). Mr. Swigart disclaims beneficial ownership of such shares to the extent exceeding his proportionate interest in such entities

(4) Includes shares of stock held in the name of Providence Capital, Inc., Providence Investors LLC, US Value Investment Company, PLC and Providence Jet, LLC. As such, he claims beneficial ownership of the shares held by these entities to the extent of his proportional interest therein.

(5) Includes shares of Common Stock held certain affiliated entities (including Barlow Partners, L.P. and/or Barlow Management, Inc.), as to which Barlow Partners II, L.P. disclaims beneficial ownership.

(6) Filed by the Equitable Companies Incorporated in its capacity as a parent holding company with respect to the holdings of Alliance Capital Management L.P.

(7) Acquired solely for investment purposes on behalf of client discretionary investment advisory accounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1998, CCAIR entered into a letter agreement with Barlow Partners, L.P. ("Barlow") pursuant to which Barlow agreed to act as CCAIR's exclusive financial advisor with respect to possible business combinations involving CCAIR. Under the terms of that agreement, Barlow received a fee from CCAIR equal to two percent (2%) of the aggregate consideration paid by Mesa upon the closing of the merger transaction ($1.1 million). Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of Mesa, and James Swigart, member of the Board of Directors of Mesa, are partners in Barlow. George Murnane III, member of the CCAIR Board of Directors, is also a partner in Barlow. Upon the completion of the merger, Mr. Murnane became a member of the Mesa Board of Directors.

         On September 9, 1998, Mesa Airlines, Inc. entered into an agreement with International Airline Support Group ("IASG") whereby Mesa would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds to Mesa less a market-based fee. George Murnane, III, a member of the Board of Directors of Mesa, is a member of executive management and the Board of Directors of IASG. During 1999, Mesa paid IASG approximately $400,000.

         In February 1999, Mesa entered into an agreement with Barlow Partners, LP ("Barlow") whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and route profitability. During fiscal 1999, fees totaling $120,000 were paid to Barlow. Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of Mesa, James Swigart and George Murnane III, members of the Board of Directors of Mesa, are partners in Barlow.

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

     2.2       Merger Agreement, dated as of January 28, 1998      Filed as Annex A to the Registrant's Form S-4
               between Mesa Air Group, Inc., Mesa Merger           Registration Statement, Registration No.
               Corporation and CCAIR, Inc.                         333-76591, incorporated herein by reference

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

    10.1       Form of Employee Non-Incentive Stock Option         Filed as Exhibit 4.12 to Registrant's Form 10-K
               Plan, dated as of June 2, 1992                      for the fiscal year ended September 30, 1992,
                                                                   Commission File No.  33-15495, incorporated herein
                                                                   by reference

    10.2       Form of Non-Incentive Stock Option issued under     Filed as Exhibit 4.13 to Registrant's Form 10-K
               Mesa Airlines, Inc.  Employee Non-Incentive         for the fiscal year ended September 30, 1992,
               Stock Option Plan, dated as of June 2, 1992         Commission File No.  33-15495, incorporated herein
                                                                   by reference

   EXHIBIT
   NUMBER                         DESCRIPTION                                          REFERENCE
   ------                         -----------                                          ---------
    10.3       Form of Mesa Airlines, Inc.  Outside                Filed as Exhibits 4.1, 4.2 and 4.3 to
               Directors Stock Option Plan, dated as of            Registration No.  33-09395 effective August 1,
               March 9, 1993                                       1996

    10.4       Form of Stock Option issued under Mesa              Filed as Exhibit 4.4 to Registration No.
               Airlines, Inc.  Outside Director's Stock            33-09395 effective August 1, 1996
               Option Plan, dated as of March 9, 1993

    10.5       Form of Mesa Airlines, Inc.  Additional             Filed as Exhibit 4.5 to Registration No.
               Outside Directors Stock Option Plan dated as        33-09395 effective August 1, 1996
               of December 9, 1994

    10.6       Form of Non-Qualified Stock Option Issued           Filed as Exhibit 4.6 to Registration No.
               Under Mesa Airlines, Inc.  Additional Outside       33-09395 effective August 1, 1996
               Directors' Stock Option Plan

    10.7       Form of Mesa Air Group, Inc.  Restated and          Filed as Exhibit 4.1 to Registration No.
               Amended Employee Stock Option Plan dated            33-02791 effective April 24, 1996
               April 23, 1996

    10.8       Form of Non-Qualified Stock Option issued           Filed as Exhibit 4.2 to Registration No.
               under Mesa Air Group, Inc.  Restated and            33-02791 effective April 24, 1996
               Amended Employee Stock Option Plan dated
               April 23, 1996

    10.9       Form of Qualified Stock Option issued under         Filed as Exhibit 4.3 to Registration No.
               Mesa Air Group, Inc.  Restated and Amended          33-02791 effective April 24, 1996
               Employee Stock Option Plan dated April 23,
               1996

    10.10      Mesa Air Group, Inc. Key Officer Stock Option Plan  Filed as Appendix A to Registrant's Definitive
                                                                   Proxy Statement, dated June 19, 1998

    10.11      Outside Directors' Stock Option Plan                Filed as Appendix B to Registrant's Definitive
                                                                   Proxy Statement, dated June 19, 1998

    10.12      Employee Stock Option Plan, as amended              Filed as Appendix C to Registrant's Definitive
                                                                   Proxy Statement, dated June 19, 1998

    10.13      Agreement between Beech Aircraft Corporation        Filed as Exhibit 10.30 to Form S-1,
               and Mesa Airlines, Inc., dated April 30, 1990       Registration No.  33-35556 effective December 6,
                                                                   1990, incorporated herein by reference

    10.14      Sublease Agreement between Air Midwest, Inc.        Filed as Exhibit 10.32.1 to Form S-1,
               and Mesa Airlines, Inc., dated April 27,            Registration No.  33-35556 effective December 6,
               1990 for Embraer Brasilia aircraft 120.180          1990, incorporated herein by reference

    10.15      Agreement between Air Midwest, Inc.  and Mesa       Filed as Exhibit 10.32.3 to Form S-1,
               Airlines, Inc., dated February 27, 1990, for        Registration No.  33-35556 effective December 6,
               purchase of four Embraer Brasilia aircraft          1990, incorporated herein by reference

    10.16      Letter Agreement between McDonnell Douglas          Filed as Exhibit 10.32.4 to Form S-1,
               Finance Corporation, Air Midwest, Inc.  and         Registration No.  33-35556 effective December 6,
               Mesa Airlines, Inc., dated March 19, 1990,          1990, incorporated herein by reference
               as amended, regarding lease and sublease of
               four Embraer Brasilia aircraft

    10.17      Sublease Agreement between Air Midwest Inc.         Filed as Exhibit 10.32.5 to Form S-1,
               and Mesa Airlines, Inc., dated July 26,             Registration No.  33-35556 effective December 6,
               1990, for Embraer Brasilia aircraft 120.193         1990, incorporated herein by reference

    10.18      Lease Agreement between McDonnell Douglas           Filed as Exhibit 10.32.6 to Form S-1,
               Finance Corporation and Mesa Airlines, Inc.,        Registration No. 33-35556 effective December 6,
               dated July 26, 1990, for Embraer Brasilia           1990, incorporated herein by reference
               aircraft 120.193

    10.19      Sublease Agreement between Air Midwest Inc.         Filed as Exhibit 10.32.7 to Form S-1,
               and Mesa Airlines, Inc., dated September 26,        Registration No.  33-35556 effective December 6,
               1990, for Embraer Brasilia aircraft 120.203         1990, incorporated herein by reference

   EXHIBIT
   NUMBER                         DESCRIPTION                                          REFERENCE
   ------                         -----------                                          ---------
    10.20      Lease Agreement between McDonnell Douglas           Filed as Exhibit 10.32.8 to Form S-1,
               Finance Corporation and Mesa Airlines, Inc.,        Registration No. 33-35556 effective December 6,
               dated September 26, 1990, for Embraer               1990, incorporated herein by reference
               Brasilia aircraft 120.203

    10.21      Form of Directors' and Officers'                    Filed as Exhibit 10.41 to Form S-1,
               Indemnification Agreement                           Registration No.  33-35556 effective December 6,
                                                                   1990, incorporated herein by reference

    10.22      Agreement Relating to the Settlement of             Filed as Exhibit 10.45 to Form S-1,
               Interline Accounts through Airlines Clearing        Registration No.  33-35556 effective December 6,
               House, Inc., between Airlines Clearing              1990, incorporated herein by reference
               House, Inc.  and Mesa Airlines, Inc., dated
               September 2, 1981

    10.23      Agreement between Beech Aircraft Corporation        Filed as Exhibit 10.42 to Form 10-K for fiscal
               and Mesa Airlines, Inc., dated September 18,        year ended September 30, 1991, Commission File
               1991                                                No. 0-15495, incorporated herein by reference

    10.24      Agreement between USAirways, Inc.  and Air          Filed as Exhibit 10.43 to Form 10-K for fiscal
               Midwest, Inc.                                       year ended September 30, 1991, Commission File
                                                                   No.  0-15495, incorporated herein by reference

    10.25      Agreement between USAirways, Inc.  and              Filed as Exhibit 10.44 to Form 10-K for fiscal
               FloridaGulf Airlines, Inc.                          year ended September 30, 1991, Commission File
                                                                   No.  0-15495, incorporated herein by reference

    10.26      Sublease agreement between Trans States             Filed as Exhibit 10.45 to Form 10-K for fiscal
               Airlines, Inc.  and Air Midwest, Inc.               year ended September 30, 1992, Commission File
                                                                   No.  0-15495, incorporated herein by reference

    10.27      Agreement between Beech Aircraft                    Filed as Exhibit 10.47 to Form 10-K for fiscal
               Corporation, Beech Acceptance Corporation,          year ended September 30, 1992, Commission File
               Inc.  and Mesa Airlines, Inc., dated August         No.  0-15495, incorporated herein by reference
               21, 1992

    10.28      Agreement between America West Airlines,            Filed as Exhibit 10.48 to Form 10-K for fiscal
               Inc.  and Mesa Airlines, Inc.                       year ended September 30, 1992, Commission File
                                                                   No.  0-15495, incorporated herein by reference

    10.29      Plan and Agreement to Merge between Mesa            Filed as Exhibit A to Form S-4 Registration No.
               Airlines, Inc., Mesa Acquisition Corporation        33-45638, effective April 17, 1992, incorporated
               and WestAir Holding, Inc., dated February 7,        herein by reference
               1992.

    10.30      Certificate of Public Convenience and               Filed as Exhibit 10.1(a) to WestAir Holding,
               Necessity for WestAir Commuter Airlines, Inc.       Inc.'s Registration Statement on Form S-1,
                                                                   Commission File No.  33-24316, incorporated
                                                                   herein by reference

    10.31      Original Agreement to Lease dated as of             Filed as Exhibit 10.44 to WestAir Holding,
               April 27, 1987 between NPA, Inc.  ("NPA") and       Inc.'s Registration Statement on Form S-1,
               British Aerospace, Inc.  ("BAe") with a             Commission File No.  33-24316, incorporated
               Letter to FG Holdings, Inc.  ("FGH") dated          herein by reference
               March 11, 1988 and Amendment No.  1 to
               Agreement to Lease dated as of March 3, 1988
               between BAe and FGH

    10.32      Side Letter Agreement to NPA from JACO dated        Filed as Exhibit 10.48 to WestAir Holding,
               June 4, 1987                                        Inc.'s Registration Statement on Form S-1,
                                                                   Commission File No.  33-24316, incorporated
                                                                   herein by reference

   EXHIBIT
   NUMBER                         DESCRIPTION                                          REFERENCE
   ------                         -----------                                          ---------
    10.33      Promissory Note to Textron for spare parts          Filed as Exhibit 10.80 to WestAir Holding,
               as executed by WestAir, dated December 30,          Inc.'s Form 10-K dated December 31, 1988,
               1988                                                Commission File No.  33-24316, incorporated
                                                                   herein by reference

    10.34      Amended and Restated Stock Purchase                 Filed as Exhibit 10.42(a) to WestAir Holding,
               Agreement, dated September 30, 1991 among           Inc.'s Form 10-K for the year ended December
               WestAir Holding, Inc., WestAir Commuter             31, 1991, Commission File No.  33-24316,
               Airlines, Inc.  and Atlantic Coast Airlines,        incorporated herein by reference
               Inc., relating to the sale of the Atlantic
               Coast division of WestAir Commuter Airlines,
               Inc.

    10.35      Agreement of Purchase and Sales of Assets by        Filed as Exhibit 10.90 to Mesa Airlines, Inc.
               and among Crown Airways, Inc., Phillip R.           Form 10-K for the year ended September 30,
               Burnaman, A.  J.  Beiga and Mesa Airlines,          1994, Commission File No.  0-15495
               Inc., dated as of December 16, 1993

    10.36      Supplemental Agreement  No.  9/03/94                Filed as Exhibit 10.66 to Mesa Airlines, Inc.
               Beechcraft 1900 D Airliner Acquisition              Form 10-K for the year ended September 30,
               Master Agreement between Mesa Airlines,             1994, Commission File No.  0-15495
               Inc., Beech Aircraft Corporation and Beech
               Acceptance Corporation, Inc., dated as of
               September 23, 1994

    10.37      Form of Lease Agreement between Beech               Filed as Exhibit 10.67 to Mesa Airlines, Inc.
               Acceptance Corporation, Inc.  and Mesa              Form 10-K for the year ended September 30,
               Airlines, Inc.,  negotiated September 30,           1994, Commission File No.  0-15495
               1994 for all prospective 1900 D Airliner
               leases.

    10.38      Asset Purchase Agreement dated July 29, 1994        Filed as Exhibit 10.68 to Mesa Airlines, Inc.
               among Pennsylvania Commuter Airlines, Inc.,         Form 10-K for the year ended September 30,
               d.b.a.  Allegheny Commuter Airlines, USAirways      1994, Commission File No.  0-15495
               Leasing and Services, Inc., and Mesa
               Airlines, Inc.

    10.39      Letter Agreement in Principle dated as of           Filed as Exhibit 10.69 to Mesa Airlines, Inc.
               October 16, 1994 among Air Wisconsin, Inc.,         Form 10-K for the year ended September 30,
               United Air Lines Inc.  and Mesa Airlines,           1994, Commission File No.  0-15495
               Inc.  (Certain portions deleted pursuant to
               request for confidential treatment)
               (Referred to erroneously as Exhibit 10.94 in
               letter asking for confidential treatment to
               Securities and Exchange Commission dated
               12-23-94 from Chapman & Cutler)

    10.40      Subscription Agreement between AmWest               Filed as Exhibit 10.70 to Mesa Airlines, Inc.
               Partners, L.P.  and Mesa Airlines, Inc.  dated      Form 10-K for the year ended September 30,
               as of June 28, 1994                                 1994, Commission File No.  0-15495

    10.41      Omnibus Agreement                                   Filed as Exhibit 10.71 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.42      Aircraft Purchase and Sale Agreement                Filed as Exhibit 10.72 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.43      Expendable and Rotable Spare Parts and Sale         Filed as Exhibit 10.73 to Mesa Air Group, Inc.
               Agreement                                           Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.44      United Express Agreement Amendment                  Filed as Exhibit 10.74 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

   EXHIBIT
   NUMBER                         DESCRIPTION                                          REFERENCE
   ------                         -----------                                          ---------
    10.45      Side Letter Agreement                               Filed as Exhibit 10.75 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.46      First Amendment to Omnibus Agreement                Filed as Exhibit 10.76 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.47      Operating Lease Agreement                           Filed as Exhibit 10.77 to Mesa Air Group, Inc.
                                                                   Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.48      Item 3.  Legal Proceedings - Form 10-K dated        Filed as Exhibit 10.78 to Mesa Air Group, Inc.
               September 30, 1994                                  Form 10-Q for the quarter ended December 31,
                                                                   1994, Commission File No.  0-15495

    10.49      Purchase Agreement B95-7701-PA-200 between          Filed as Exhibit 10.79 to Mesa Air Group, Inc.
               Bombardier Inc.  and Mesa Airlines, Inc.            Form 10-Q for the quarter ended March 31, 1995,
                                                                   Commission File No.  0-15495

    10.50      Letter of Understanding between Mesa Air            Filed as Exhibit 10.81 to Mesa Air Group, Inc.
               Group, Inc.  and Raytheon Aircraft Company          Form 10-Q for the quarter ended March 31, 1996,
               (RAC) dated April 12, 1996.                         Commission File No.  0-15495

    10.51      Supplemental Agreement No.  05/22/96,               Filed as Exhibit 10.82 to Mesa Air Group, Inc.
               Beechcraft 1900D Airliner Acquisition Master        Form 10-Q for the quarter ended March 31, 1997,
               Agreement between Mesa Air Group, Inc.,             Commission File No.  0-15495
               Raytheon Aircraft Company and Raytheon
               Aircraft Credit Corporation

    10.52      Bombardier Regional Aircraft Division               Filed as Exhibit 10.83 to Mesa Air Group, Inc.
               Purchase Agreement CRJ-0351 between                 Form 10-Q for the quarter ended December 31,
               Bombardier Inc.  and Mesa Air Group, Inc.           1996, Commission File No.  0-15495

    10.53      Aircraft Option Exercise B97-7701-RJTL-3492L        Filed as Exhibit 10.84 to Mesa Air Group, Inc.
               dated as of August 15, 1997 between Mesa Air        Form 10-Q for the quarter ended December 31,
               Group, Inc.  and Bombardier Inc. (Request           1997, Commission File No.  0-15495
               for confidential treatment submitted to SEC.)

    10.54      Bombardier Regional Aircraft Division               Filed as Exhibit 10.85 to Mesa Air Group, Inc.
               Settlement Agreement B97-7701-RJTL-3493L            Form 10-Q for the quarter ended December 31,
               dated as of August 15, 1997 between Mesa Air        1997, Commission File No.  0-15495
               Group, Inc.  and Bombardier Inc.                    (Request
               for confidential treatment submitted to SEC.)

    10.55      Service Agreement dated as of November 11,          Filed as Exhibit 10.86 to Mesa Air Group, Inc.
               1997 between Mesa Airlines, Inc.  and US            Form 10-Q for the quarter ended December 31,
               Airways, Inc.  (Request for confidential            1997, Commission File No.  0-15495
               treatment submitted to SEC.)

    10.56      Letter Agreement dated as of March 26, 1998         Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
               between Mesa Airlines, Inc. and America West        10-Q for the quarter ended March 31, 1997,
               Airlines, Inc. (Request for confidential treatment  Commission File No.  0-15495.
               submitted to SEC.)

    10.57      Employment Agreement dated as of March 13, 1998,    Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
               between Mesa Air Group, Inc. and Jonathan G.        10-Q for the quarter ended March 31, 1998,
               Ornstein                                            Commission File No.  0-15495.

    10.58      Form of Employment Agreement dated as of January    Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form
               5, 1998 entered into by and between Mesa Air        10-Q for the quarter ended March 31, 1998,
               Group, Inc. and Gary E. Risley, W. Stephen          Commission File No.  0-15495.
               Jackson, J. Clark Stevens and various other
               officers of Mesa and its subsidiaries

    10.59      Letter Agreement dated as of February 4, 1998       Filed as Exhibit 10.86 to Mesa Air Group, Inc.
               between Mesa Air Group, Inc.  and Larry L.  Risley  Form 10-Q for the quarter ended March 31, 1998,
                                                                   Commission File No.  0-15495.

    23.1       Independent Auditors' Consent of KPMG LLP           Filed herewith

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MESA AIR GROUP, INC.

                                   By:     /s/ Jonathan G.  Ornstein
                                           _____________________________________
                                           Jonathan G.  Ornstein
                                           President and Chief Executive Officer

                                   By:     /s/ Michael J. Lotz
                                           _____________________________________
                                           Michael J. Lotz
                                           Chief Financial Officer and Treasurer

Dated:   January 21, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Paul  Madden
____________________           Vice Chairman of the Board and Director               January 21, 2000
Paul R. Madden



____________________           Director                                              January 21, 2000
James E.  Swigart


/s/ Jonathan G. Ornstein
____________________           President, Chairman of the Board and Chief            January 21, 2000
Jonathan G. Ornstein           Executive Officer (Principal Executive Officer)


/s/ Michael J. Lotz
____________________           Chief Financial Officer and Treasurer                 January 21, 2000
Michael J. Lotz                (Principal Financial Officer)


/s/ Daniel Altobello
____________________           Director                                              January 21, 2000
Daniel J.  Altobello


/s/ Jack Braly
____________________           Director                                              January 21, 2000
Jack Braly


/s/ Herbert Denton
____________________           Director                                              January 21, 2000
Herbert A.  Denton



____________________           Director                                              January 21, 2000
Ronald R.  Fogleman


/s/ Maurice A.  Parker
____________________           Director                                              January 21, 2000
Maurice A.  Parker



____________________           Chairman Emeritus of the Board and Director           January 21, 2000
Larry L.  Risley


/s/ George Murnane, III
____________________           Director                                              January 21, 2000
George Murnane, III
