Form 10-Q
period 1999-12-31
MESA AIR GROUP INC
filed 2000-02-22
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

[X]               For the quarterly period-ended December 31, 1999
                                       OR
[ ]              Transition Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

Commission File Number 0-15495


                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Nevada                                               85-0302351
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



410 North 44th Street, Suite 700, Phoenix, Arizona                85008
        (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:         (602)- 685- 4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                               Yes [X]     No [ ]

On January 10, 2000, the registrant had outstanding 34,218,000 shares of Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                          Three Months Ended
                                                     December 31     December 31
                                                         1999            1998
                                                         ----            ----
Operating Revenues:
             Passenger                                $ 108,711       $  96,255
             Freight and other                            2,242           1,465
                                                        -------          ------
             Total operating revenues                   110,953          97,720
                                                        -------          ------
Operating expenses:
             Flight operations                           50,138          42,007
             Maintenance                                 19,983          17,768
             Aircraft and traffic servicing              13,194          12,842
             Promotion and sales                          8,212           8,257
             General and administrative                   7,050           6,200
             Depreciation and amortization                4,666           4,808
                                                        -------          ------
             Total operating expenses                   103,243          91,882
                                                        -------          ------
             Operating income                             7,710           5,838
                                                        -------          ------
Non-operating income (expense):
             Interest expense                            (4,050)         (4,658)
             Interest income                                862              93
             Other                                        3,236             489
                                                         ------          ------
             Total non-operating income (expense)            48          (4,076)
                                                         ------          ------
Income before income taxes                                7,758           1,762
             Income taxes                                    --              --
                                                         ------          ------
             Net income                               $   7,758       $   1,762
                                                         ======          ======
Average common shares outstanding: Basic                 34,220          34,036

Average common shares outstanding: Diluted               34,301          34,036

Net income per common and common
             equivalent share, basic                       0.23            0.05

Net income per common and common
             equivalent share, diluted                $    0.23       $    0.05

      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                                      December 31     September 30
                                                                          1999            1999
                                                                          ----            ----
ASSETS
Current Assets:
             Cash and cash equivalents                                 $  61,066       $  52,905
             Marketable securities - current                                --             3,306
             Receivables, primary traffic                                 32,903          30,859
             Expendable parts and supplies, net                           27,186          24,727
             Aircraft held for sale                                       75,518          77,412
             Prepaid expenses and other current assets                     6,930          12,739
                                                                       ---------       ---------
                      Total current assets                               203,603         201,948

             Property and equipment, net                                 158,013         160,453
             Lease and equipment deposits                                 22,690          22,392
             Intangibles, net                                             10,647          10,855
             Other assets                                                  8,535           8,125
                                                                       ---------       ---------
                     Total assets                                      $ 403,488       $ 403,773
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current portion of long term debt and capital leases      $ 120,681       $ 121,297
             Accounts payable                                             15,348          17,480
             Air traffic liability                                         2,618           2,128
             Accrued compensation                                          1,573           2,324
             Other accrued expenses                                       18,550          25,679
                                                                       ---------       ---------
                      Total current liabilities                          158,770         168,908

Long-term debt and capital leases, excluding current portion             109,718         114,234

Deferred credits and other liabilities:                                   31,304          24,196
                                                                       ---------       ---------
                      Total liabilities                                  299,792         307,338


Stockholders' equity:
       Common stock of no par value, 75,000,000 shares
             authorized; 34,117,308 and 34,197,752
             shares issued and outstanding, respectively                 122,995         123,492
       Accumulated deficit                                               (19,299)        (27,057)
                                                                       ---------       ---------

                      Total stockholders' equity                         103,696          96,435
                                                                       ---------       ---------

             Total liabilities and stockholders' equity                $ 403,488       $ 403,773
                                                                       =========       =========



      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       December 31     December 31
                                                                            1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  7,758       $  1,762
Adjustments to reconcile net income to
net cash flows from operating activities:
           Depreciation and amortization                                   4,666          4,808
           Amortization of deferred credits                                7,108           (731)
           Provision for doubtful accounts                                    24             19
           Gain on sale of marketable securities                            (710)            --

 Changes in assets and liabilities:
           Receivables                                                    (2,068)         3,994
           Expendable parts and supplies                                  (2,459)         8,002
           Prepaid expenses and other current assets                       5,809          1,031
           Accounts payable                                               (2,132)           579
           Air traffic liability                                             490         (1,134)
           Accrued compensation                                             (751)        (2,531)
           Other accrued expenses                                         (7,129)         9,848
                                                                        --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES:                     10,606        25,647
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                           (2,224)         (816)
           Proceeds from sale of aircraft held for sale                    2,100
           Proceeds from sale of marketable securities                     4,016            --
           Other                                                            (410)         2,122
           Lease and equipment deposits                                     (298)           168
                                                                        --------       --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                       3,184          1,474
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of long term debt                           --          6,606
           Principle payments on notes payable & obligations under
             capital leases                                               (5,132)        (4,527)
           Proceeds from issuance of common stock                             10           1043
           Stock buy-back program                                           (507)          --
                                                                        --------       --------

           NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES           (5,629)         3,122
                                                                        --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    8,161         30,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          52,905         35,668
                                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 61,066       $ 65,911
                                                                        ========       ========



      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three month periods have been made. Operating results for the three month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10K for the fiscal year ended September 30, 1999.

2. The condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries, Mesa Airlines, Inc., West Air Holdings, Inc., Air Midwest, Inc., CCAIR, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd. , Regional Aircraft Services, Inc., The Ritz Hotel Management Corporation, and MPD, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. See discussion of WestAir holdings, Inc. in the "Legal Proceedings" section of this report.

3. Income tax benefit in the three-month period ended December 31, 1999 has been recognized only to the extent of previously recorded deferred tax liability. For the quarter ended December 31, 1999, the Company did not recognize any income tax expense as a result of net operating loss carryforwards.

4. On June 9, 1999, Mesa Merger Corporation, a wholly owned subsidiary of the Company, merged with and into CCAIR, Inc. a regional carrier based in Charlotte, NC, and in connection therewith the company issued 5,933,000 shares of common stock in exchange for all of CCAIR's outstanding common stock. CCAIR is a regional airline serving the East Coast as US Airways Express. The merger was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the results of CCAIR for all periods presented. The combined financial information for the three months ended December 31, 1998 contains adjustments to conform the accounting policies of the two companies. This conforming adjustment reflects the restatement of CCAIR's engine overhaul amount to the direct expense method from the accrued method. The adjustment decreased combined net income for the three month period ended December 31, 1998, by $254,000.


5.       Legal Proceedings:

                See, "Part II. Item 1."

This form 10-Q contains certain statements including , but not limited to, information regarding the replacement, deployment and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," " estimate," and similar expressions, are forward looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be-delivered aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, Congressional investigations and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form
10-Q.


Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa") is an independently owned regional airline serving 134 cities in 38 states, the District of Columbia, Toronto, Canada, and Guaymas and Hermasillo, Mexico. Mesa operates a fleet of 137 aircraft and has approximately 1,100 daily departures.

Mesa's airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly-owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. ("America West") and as USAirways Express under code-sharing agreements with USAirways, Inc. ("USAirways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express. CCAIR, Inc.("CCAIR"), a wholly-owned subsidiary of Mesa, which was acquired during 1999, operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge their joint passengers on a combined basis with USAirways.

Approximately 97% of Mesa's consolidated revenues for the quarter ended December 31, 1999, were derived from operations associated with code-sharing agreements with America West and USAirways. All of Mesa Airlines, Inc.'s America West Express operations (except Guaymas and Hermasillo, Mexico) and USAirways Express jet operations are on a fee per departure basis. For the quarter ended December 31, 1999, approximately 50% of Mesa's airline revenues were derived from fee per departure contractural arrangements. The percentage of revenue generated under fee per departure agreements is expected to significantly increase in 2000 as Mesa adds additional regional jets to its America West Express and USAirways Express operations. The code-sharing agreements provide for terms of five years for America West (expiring in 2004), and from one to seven years for USAirways, with the regional jet agreement expiring in 2007. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares. Local fares are for one-way and round-trip travel provided by Mesa within its route system. Passengers connecting with other carriers also frequently use local fares. A through-fare is a fare offered to passengers by either America West or USAirways which generally provides cost savings to the passenger who transfers to the major carrier's code-sharing partner on routes flown by the code-sharing partner. Through-fares are prorated in accordance with standards specified in the applicable code-sharing agreements. Joint fares are single fares for travel combining flights with Mesa and other airlines, which are not code-sharing partners with Mesa. With joint fares, the passenger generally pays a single lower fare than the sum of the local fares charged for the combined flights. Mesa has been able to negotiate joint-fare arrangements with some major carriers as an additional means of deriving passengers connecting through its hub cities.

During fiscal 1999, and within the last few months several significant events have occurred:

In November, 1999, Mesa and USAirways amended the USAirways regional jet service agreement to extend the term from 2004 to February 2007 and to expand the service from 14 regional jets to 28 regional jets. Unlike the USAirways turboprop service agreements, which are standard prorate agreements, Mesa does not have passenger revenue exposure under the jet agreement. USAirways is responsible for marketing, pricing and scheduling the regional jets. Mesa operates the routes and is paid via a combination of direct cost reimbursements and a negotiated formula.

In March, 1999, the code-sharing agreement between CCAIR and USAirways was extended through December 31, 2003.

During 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA(Embraer) to acquire 36 50-passenger Embraer ERJ- 145 regional jets. Deliveries will begin late in the second quarter of fiscal 2000 and continue through late fiscal 2002. Mesa also has options for an additional 64 aircraft with the right to convert deliveries into 37-seat ERJ's 135.

In October 1999, Mesa settled various disputed claims it had against Bombardier Regional Aircraft Division ("BRAD") regarding BRAD's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been paid to date and the remainder of which will be paid as each remaining 5 CRJ aircraft are permanently financed, if permanently financed within certain time limits. Based on this settlement, Mesa recognized $2 million in other income for the quarter ending December 31, 1999. The remaining part of the settlement, as received, will be used by Mesa to offset the costs of implementing the ERJ fleet type. As a result, Mesa has established a deferred credit to offset these future costs.

Mesa intends to introduce the ERJ-145 aircraft into revenue service early in the third quarter of fiscal year 2000 as USAirways Express. Mesa intends to replace the CRJ regional jets currently flying as USAirways Express with the ERJ-145's. The CRJ's will be transitioned to the America West Express operation over 18 months and, by the end of 2001, the fleets will be isolated, with ERJ's operated under USAirways and CRJ's with America West Express. This discussion of the proposed allocation of the ERJ's and the CRJ transition plan is a forward-looking statement and is subject to change depending upon, among other factors, the availability of ERJ-145 aircraft from the manufacturer, the willingness of USAirways and America West to agree to deployment of additional aircraft and competitor's routes.

In December 1999, the Company's Board of Directors authorized the repurchase up to 10% of the outstanding shares of its Common Stock. The Company plans to repurchase the shares in the open market from time to time, based on market conditions. Through February 2, 2000, the Company has acquired 906,600 shares of Common Stock for approximately $4.8 million.

Mesa's long term business strategy is to operate a competitive and profitable, high-frequency, quality service airline, primarily with a hub-and-spoke system. This strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) regional diversification, (ii) focus on profitable markets, (iii) reactions to the changing economic and competitive environment, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA



                                                            Three Months Ended
                                                                December 31
                                                          1999             1998
                                                          ----             ----

Passengers                                           1,097,771        1,072,065
Available seat miles (000's)                           720,722          610,544
Revenue passenger miles (000's)                        371,318          309,101
Load factor                                               51.5%            50.6%
Yield per revenue passenger mile (cents)                  29.9             31.6
Revenue per available seat mile (cents)                   15.4             16.0
Operating cost per available seat mile (cents)            14.3             15.0
Average stage length (miles)                             243.9            213.7

Number of operating aircraft in fleet                      137              133
Gallons of fuel consumed                            19,339,018       16,971,891
Block hours flown                                      100,743          104,595
Departures                                              88,474           97,528



                                 FINANCIAL DATA

Three Months ended December 31, 1999 versus Three Months ended
December 31, 1998




                                                                            1999                         1998
                                                                   -------------------------   ------------------------
                                                                    Costs per     % of total    Costs per    % of total
                                                                   ASM (cents)    revenues     ASM (cents)   revenues
Flight operations                                                     6.96         45.2%         6.88         43.0%
Maintenance                                                           2.77         18.0%         2.91         18.2%
Aircraft and traffic servicing                                        1.83         11.9%         2.10         13.1%
Promotion and sales                                                   1.14          7.4%         1.35          8.4%
General and administrative                                            0.99          6.4%         1.02          6.3%
Depreciation and amortization                                         0.65          4.2%         0.77          4.8%
Other operating items                                                 0.00          0.0%         0.00          0.0%

Total operating expenses                                             14.32        93.10%        15.03         93.9%
Interest expense                                                      0.56          3.7%         0.76          4.8%

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues increased by $13.2 million (13.5%) for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. This increase was primarily due to the increase in capacity in the Mesa system.

Capacity, measured by available seat miles (ASM's), increased by 18.0% for the quarter ended December 31,1999 over the same period in 1998. The ASM's increased as a result of the number of CRJ's added to the fleet which have additional seats and fly longer stage lengths. Passenger traffic measured by revenue passenger miles (RPM's), and representing one passenger carried one mile, increased by 20.1%. Passenger load factor increased from 50.6% to 51.5%, yield (passenger revenue per RPM) decreased by 1.7 cents to 29.9 in the first quarter of 2000. The airline industry has a history of fare and traffic volatility. The regional jet aircraft, which are generally faster and flown over a longer stage length than the turboprop aircraft, typically generate lower revenue and cost per ASM. Because Mesa expects to operate increasing number of regional jet aircraft in the future, overall revenue per ASM and cost per ASM are expected to decrease in the future.

Operating Expenses:

Flight Operations:

Flight operations expense increased by 19.4% to $50.1 million (7.0 cents per ASM) for the quarter ended December 31, 1999, from $42.0 million (6.9 cents per
ASM) from the comparable period in 1999 primarily due to an increase in the available capacity and higher fuel costs.

Maintenance Expense:

Maintenance expense increased by 12.5% to $20.0 million (2.8 cents per ASM) for the quarter ended December 31, 1999, from $17.8 million (2.9 cents per ASM) for the comparable period in 1998. Increased maintenance costs are primarily the result of an increase in available capacity, which drives maintenance events.

Aircraft and Traffic Service Expense:

Aircraft and traffic servicing costs increased by 2.7% to $13.2 million (1.8 cents per ASM) for the quarter ended December 31, 1999 from $12.8 million (2.1 cents per ASM) during the comparable quarter of the previous fiscal year. This change is also a result of an increase in flying activity.

Promotion and Sales:

Promotion and sales expense decreased .5% to $8.21 million (1.1 cents per ASM) for the quarter ended December 31, 1999 from $8.26 million (1.4 cents per ASM) from the prior year's comparable quarter. Mesa's contract with America West eliminates booking fees and travel agency commissions being charged directly to Mesa and as such, these costs per ASM are expected to decline as the America West Express operation grows.

General and Administrative Expense:

General and administrative expense increased 15.0% to $7.1 million (1.0 cents per ASM) for the quarter ended December 31, 1999 from $6.2 million (1.0 cents per ASM) as compared to the quarter ended December 31, 1998. The increase is due primarily to the classification of the costs associated with parked B1900 aircraft as unproductive assets.

Depreciation and Amortization:

Depreciation and amortization decreased by $142,000 to $4.7 million for the quarter ended December 31, 1999 as compared to the quarter ended, December 31, 1998.

Non-Operating Items:

For the quarter ended December 31, 1999, Mesa recognized two non-recurring items totaling $2.7 million. Mesa recognized $2.0 in Other Non-Operating Income as a result of the settlement with Bombardier, and a $.7 million gain on an investment in an aviation related company.

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and cash equivalents and marketable securities as of December 31, 1999, totaled $61.1 million. Mesa's net cash flow from operations totaled approximately $11.8 million during the three months ended December 31, 1999. Mesa makes semi-annual lease payments on a substantial portion of its leased aircraft with approximately $18.4 million due in January and $15.4 due in September of each year. Mesa's cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

Mesa had receivables of approximately $33 million at December 31, 1999, which consisted primarily of amounts due from code-sharing partner USAirways and passenger ticket receivables due through the Airline

Clearing House. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the clearing house. Historically, Mesa has generated adequate cash flow to meet its needs.

In January, 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (Embraer) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries will begin late in the second quarter of fiscal 2000 and continue through late fiscal 2002. Mesa also has options for an additional 64 aircraft with the right to convert deliveries into 37-seat ERJ's 135. Mesa intends to introduce the ERJ-145 aircraft into revenue service early in the fiscal third quarter of 2000 as USAirways Express. Mesa intends to replace the CRJ regional jets currently flying as USAirways Express with the ERJ- 145's. In conjunction with this purchase agreement, Mesa has placed an $11.8 million deposit which is included with lease and equipment deposits.

In connection with the 32 CRJ aircraft, 27 are currently under permanent operating leases with terms of 16 1/2 to 18 1/2 years. The remaining five aircraft are currently under interim financial arrangements and are expected to be permanently financed in the next six months.

In October 1999, Mesa settled various disputed claims it had against BRAD regarding BRAD's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been paid to date and the remainder of which will be paid as each remaining 5 CRJ aircraft are permanently financed if permanently financed within certain time limits. Based on this settlement, Mesa recognized $2 million in other income for the quarter ended December 31, 1999. The remaining part of the settlement, as received, will be used by Mesa to offset the costs of implementing the new ERJ fleet type. As a result, Mesa has established a deferred credit to offset these future costs.


Mesa has significant lease obligations and debt payments on the remaining (non
CRJ) aircraft. At December 31, 1999 Mesa had 67 aircraft with debt balances with maturities through 2011. During the fiscal year ended September 30, 1999, Mesa determined that some Beech 1900 aircraft could no longer be operated as the result of the substantial losses associated with this aircraft. In connection with this determination, Mesa has classified 30 Beech 1900D aircraft as available for sale and recognized an impairment loss of $20.8 million for such sale in the 1999 fiscal year.

Mesa has negotiated 10 year maintenance contracts with General Electric Aircraft engines ("GE") for the CRJ and with Pratt and Whitney, Canada Aircraft Services ("PWC") for the Dash 8-200 aircraft. The GE engine maintenance contract provides coverage for the engines on the 32 CRJ aircraft. The PWC contract provides coverage for all Dash 8-200 aircraft engines operated by Mesa. Both contracts provide for payment at the time of the repair event and a fixed dollar amount per flight hour, subject to escalation based on changes in the Consumer Price Index, for the number of flight hours incurred since the previous event.

Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from this forward looking statement as a result of many factors, including in the event of the termination of one or more code-sharing agreements; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with USAirways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financing.

In December 1999, the Company's Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock. As of February 2, 2000, the Company has acquired 906,600 shares of common Stock for approximately $4,840,000.

YEAR 2000  ISSUES

Mesa so far has experienced no disruptions in the operations of its internal information systems or in the availability of its facilities during its transition to the year 2000. Mesa is not aware that any of its vendors experienced any disruptions during their transition to the year 2000, or that there have been any year 2000 problems with its material held for sale. Mesa will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If Mesa or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on Mesa.

AIRCRAFT:

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of December 31, 1999:

                                                                          OPERATING ON       PASSENGER
      TYPE OF AIRCRAFT              OWNED      LEASED       TOTAL       DECEMBER 31, 1999    CAPACITY

BeechCraft 1900                       67          10           77                     67              19
Jet Stream Super 31                   --          16           16                     16              19
Dash 8-100                            --          10           10                     10              37
Dash 8-200                            --          12           12                     12              37
CRJ                                   --          32           32                     32              50
Embraer-Brasilia                      --           7            7                     --              30
                                      67          87          154                    137

1

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

UNITED AIRLINES, INC.

In June 1997, United Airlines, Inc. ("UAL") filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of Mesa (MAI and WestAir) seeking a judicial declaration of the parties rights and obligations under two separate written agreements, pursuant to which MAI and WestAir allegedly agreed to provide certain airline transportation services to UAL, including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets or both" in certain airports currently serviced by WestAir and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 1, 1998 , UAL filed a motion to amend its complaint to include an additional $4.0 million in damages resulting from Mesa's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not been considered. MAI and WestAir dispute the principal contentions in UAL's complaint and, unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and WestAir believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and WestAir which have been incurred.

In addition, Mesa and WestAir have filed suit against UAL and SkyWest Airlines, Inc.("SkyWest"). SkyWest was contracted to be Mesa's successor of the West Coast. The complaint alleges that Skywest unlawfully interfered with Mesa's and Westair's contracts with UAL. It further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the Mesa agreement and in leading to the non-renewal of the WestAir agreement. Mesa is seeking substantial damages against each defendant.

WESTAIR

In November 1998, Mesa settled all claims with the aircraft and equipment lessors of WestAir for approximately $15 million. WestAir contributed approximately $11.2 million toward the settlement and Mesa contributed approximately $3.8 million. Mesa anticipates recovering $2.0 million from Westair in the future. WestAir had operated 43 leased aircraft pursuant to a Partnership Agreement with United Airlines, a division of UAL, and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. Mesa worked closely with all lessors to develop and implement a plan that was acceptable to both Mesa and the various lessors.

In February 1999, a complaint was filed against WestAir and Mesa in Superior court of California for Fresno county, by the former WestAir pilots, seeking severance pay in the amount of $1.2 million plus economic and punitive damages as a result of Westair's termination of online operations, following United's non-renewal of the WestAir agreement. Mesa does not believe that the pilots will prevail on their claims and intends to defend this matter vigorously.

LYNRISE AIR LEASE, INC.

On June 29, 1999, Lynrise Air Lease, Inc. ("Lynrise") filed suit against Mesa and CCAIR in Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft to CCAIR. In 1998, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an Unsecured convertible promissory Note (the "Note") in the principal amount of $8,334,770. The Note was convertible into CCAIR stock at a price of $8.00 per share of CCAIR common stock. As a result of the June 1999 merger between CCAIR and Mesa Merger Corporation, the Note became convertible into Mesa Common Stock at a price of $12.87 per share of Mesa Common Stock. The
Note is due June 30, 2004, accrues interest at the rate of 7% per annum and requires the repayment of Principal in 10 equal semiannual installments commencing December 31, 1999 and the payment of interest in quarterly installments commencing March 31, 1999.

The Note contains a provision that upon a change of control, Lynrise may, at its option, require CCAIR to repurchase the Note. In its lawsuit filed against the Company and CCAIR, Lynrise alleges that it has exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly-owned subsidiary of the Company on June 9, 1999. Both CCAIR and the Company contend that Lynrise waived its rights with respect to the repurchase option and both intend to defend to the lawsuit vigorously. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an Event of Default had occurred as a result of CCAIR's alleged failure to make the Repurchase Offer and declared the principal amount of the Note and all accrued interest thereon due and payable immediately.

Lynrise's claims against CCAIR include a claim for declaratory judgement that CCAIR is obligated to repurchase the Note and a claim for breach of contract. As against the Company, Lynrise has claimed tortious interference. Should Lynrise prevail against CCAIR and require it to repurchase the Note, CCAIR is without sufficient assets to Repurchase the Note and would be unable to satisfy such a judgement.

BOMBARDIER

On November 4, 1999, Mesa settled various outstanding disputes with Bombardier, Inc. Under the terms of the settlement, Bombardier has agreed to pay to Mesa a total of $8.5 million, $7.1 million of which has been paid to date.

OTHER LEGAL PROCEEDINGS

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


































Item 4.    Submission of Matters to vote for Security Holders
               Not applicable

Item 5.    Other Matters
                Not applicable

Item 6.    Report on Form  8-K

(A)        Reports on form 8-K

           The Company did not file any reports on Form 8-K for the quarterly period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MESA AIR GROUP, INC.
                                            Registrant


Date:  February 22, 2000                    /s/ Michael J. Lotz
                                            ------------------------------
                                                Michael J. Lotz
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------
  27                      Financial Data Schedule