Form 10-Q/A
period 1999-12-31
MESA AIR GROUP INC
filed 2000-05-24
CIK 810332

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
                    (in thousands, except per share amounts)


                                                          Three Months Ended
                                                     December 31     December 31
                                                         1999            1998
                                                   (As restated --
                                                     see Note 7)
                                                         ----            ----
Operating Revenues:
             Passenger                                $ 108,711       $  96,255
             Freight and other                            2,242           1,465
                                                        -------          ------
             Total operating revenues                   110,953          97,720
                                                        -------          ------
Operating expenses:
             Flight operations                           50,254          42,007
             Maintenance                                 19,852          17,768
             Aircraft and traffic servicing              13,194          12,842
             Promotion and sales                          8,212           8,257
             General and administrative                   6,516           6,200
             Depreciation and amortization                4,666           4,808
                                                        -------          ------
             Total operating expenses                   102,694          91,882
                                                        -------          ------
             Operating income                             8,259           5,838
                                                        -------          ------
Other expense:
             Interest expense                            (4,584)         (4,658)
             Interest income                                862              93
             Other                                        3,236             489
                                                         ------          ------
             Total other expense                           (486)         (4,076)
                                                         ------          ------
Income before income taxes                                7,773           1,762
             Income taxes                                    --              --
                                                         ------          ------
             Net income                               $   7,773       $   1,762
                                                         ======          ======
Average common shares outstanding: Basic                 34,220          34,036

Average common shares outstanding: Diluted               34,301          34,036

Net income per common and common
             equivalent share, basic                       0.23            0.05

Net income per common and common
             equivalent share, diluted                $    0.23       $    0.05


      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)


                                                                      December 31     September 30
                                                                          1999            1999
                                                                     (As restated --
                                                                      see Note 7)
                                                                          ----            ----
ASSETS
Current Assets:
             Cash and cash equivalents                                 $  61,066       $  52,905
             Marketable securities - current                                --             3,306
             Receivables, primary traffic                                 33,194          30,859
             Expendable parts and supplies, net                           27,186          24,727
             Aircraft held for sale                                       75,518          77,412
             Prepaid expenses and other current assets                     6,930          12,739
                                                                       ---------       ---------
                      Total current assets                               203,894         201,948

             Property and equipment, net                                 158,013         160,453
             Lease and equipment deposits                                 22,690          22,392
             Intangibles, net                                             10,647          10,855
             Other assets                                                  8,535           8,125
                                                                       ---------       ---------
                     Total assets                                      $ 403,779       $ 403,773
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current portion of long-term debt and capital leases      $ 120,681       $ 121,297
             Accounts payable                                             15,348          17,480
             Air traffic liability                                         2,618           2,128
             Accrued compensation                                          1,573           2,324
             Other accrued expenses                                       20,138          25,679
                                                                       ---------       ---------
                      Total current liabilities                          160,358         168,908

Long-term debt and capital leases, excluding current portion             109,718         114,234

Deferred credits and other liabilities:                                   29,992          24,196
                                                                       ---------       ---------
                      Total liabilities                                  300,068         307,338


Stockholders' equity:
       Common stock of no par value, 75,000,000 shares
             authorized; 34,117,308 and 34,197,752
             shares issued and outstanding, respectively                 122,995         123,492
       Accumulated deficit                                               (19,284)        (27,057)
                                                                       ---------       ---------

                      Total stockholders' equity                         103,711          96,435
                                                                       ---------       ---------

             Total liabilities and stockholders' equity                $ 403,779       $ 403,773
                                                                       =========       =========



      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                            Three Months Ended
                                                                                December 31,
                                                                            1999           1998
                                                                      (As restated--
                                                                        see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  7,773       $  1,762
Adjustments to reconcile net income to
net cash flows from operating activities:
           Depreciation and amortization                                   4,666          4,808
           Provision for doubtful accounts                                    24             19
           Gain on sale of marketable securities                            (710)            --

 Changes in assets and liabilities:
           Receivables                                                    (2,359)         3,994
           Expendable parts and supplies                                  (2,459)         8,002
           Prepaid expenses and other current assets                       5,809          1,031
           Accounts payable                                               (2,132)           579
           Air traffic liability                                             490         (1,134)
           Accrued compensation                                             (751)        (2,531)
           Other accrued expenses                                         (5,541)         9,848
           Deferred credits and other liabilities                          5,796           (731)
                                                                        --------       --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES:                     10,606         25,647
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                           (2,224)         (816)
           Proceeds from sale of marketable securities                     4,016            --
           Other                                                            (410)         2,122
           Lease and equipment deposits                                     (298)           168
                                                                        --------       --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                       1,084          1,474
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of long term debt                           --          6,606
           Principal payments on notes payable & obligations under
             capital leases                                               (3,032)        (4,527)
           Proceeds from issuance of common stock                             10          1,043
           Stock buy-back program                                           (507)          --
                                                                        --------       --------

           NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES           (3,529)         3,122
                                                                        --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    8,161         30,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          52,905         35,668
                                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 61,066       $ 65,911
                                                                        ========       ========



Supplemental disclosure of noncash investing and financing activities:

Sale of property in exchange for debt reduction                         $  2,100             --
                                                                        ========        =======


      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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


5. In November 1999, Mesa settled various disputed claims it had against Bombardier regarding Bombardier's obligation to accept trade in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement agreement, Mesa will receive up to $9.0 million ($8.5 million cash, $.5 million credit) $7.1 million of which has been received as of December 31, 1999 and the remainder of which will be paid as the remaining 5 CRJ aircraft are financed on a long-term basis if financed by June 30, 2000. Based on this settlement, Mesa recognized $2.0 million in other income for the quarter ended December 31, 1999 related to damages from the dispute with BRAD for incremental lease payments, storage and insurance costs incurred by Mesa. The remainder of the settlement ($5.1 million at December 31, 1999) will be recognized by Mesa over the remaining lives of the related aircraft leases and has been recorded as a deferred credit.



6. In December 1999, the Company's Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock. As of March 31, 2000 the Company has acquired approximately 1.8 million shares of its common stock at an aggregate cost of approximately $9.9 million.



7. Subsequent to the issuance of the Company's condensed consolidated financial statements for the three month period ended December 31, 1999 on Form 10-Q, management determined that certain costs related to implementation of its new ERJ jets which had been charged against deferred credits should have been charged to expense as incurred, maintenance expense was over accrued, a receivable should have been established for certain reimbursable training costs previously charged to expense, and interest expense associated with parked aircraft should have been classified as interest expense and not included as general and administrative expense. The net effect of these adjustments is an increase in net income of $15,000 for the quarter ended December 31, 1999. Accordingly, the accompanying financial statements for the three month period have been restated as follows:



                                                     As
                                                  Previously        As
                                                   Reported      Restated
                                                  -----------    ---------
                                                 (in thousands, except per
                                                       share amounts)
For the three months ended December 31, 1999:
   Operating expenses:
     Flight operations                           $ 50,138       $ 50,254
     Maintenance                                   19,983         19,852
     General and administrative                     7,050          6,516
   Operating income                                 7,710          8,259
   Other income (expense)                              48           (486)
   Net income                                       7,758          7,773

At December 31, 1999:
   Receivables                                     32,903         33,194
   Other accrued expenses                          18,550         20,138
   Deferred credits and other liabilities          31,304         29,992
   Accumulated deficit                            (19,299)       (19,284)




6.       Legal Proceedings:


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


Subsequent to the issuance of the Company's condensed consolidated financial statements for the three month period ended December 31, 1999 on Form 10-Q, management determined that certain items had not been accounted for correctly. The net effect of these adjustments is an increase in net income of $15,000 for the quarter ended December 31, 1999. Accordingly, the accompanying financial information has been revised to account for the restatement. See Note 7 to the condensed consolidated financial statements included elsewhere herein.


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

During fiscal 1999, and the three months ended December 31, 1999, several significant events have occurred:

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


In November 1999, Mesa settled various disputed claims it had against Bombardier Regional Aircraft Division ("BRAD") regarding BRAD's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been received as of December 31, 1999 and the remainder of which will be paid as each remaining 5 CRJ aircraft are financed on a long-term basis, if financed by June 30, 2000. Based on this settlement, Mesa recognized $2 million in other income for the quarter ended December 31, 1999 related to damages from the dispute with BRAD for incremental lease payments, storage and insurance costs incurred by Mesa. The remainder of the settlement ($5.1 million at December 31, 1999), will be recognized by Mesa over the remaining lives of the related aircraft leases and has been recorded as a deferred credit.


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

The following tables set forth year-to-year comparisons for the periods indicated below:

                                 OPERATING DATA



                                                            Three Months Ended
                                                                December 31
                                                          1999             1998
                                                          ----             ----

Passengers                                           1,097,771        1,072,065
Available seat miles (000's)                           720,722          610,544
Revenue passenger miles (000's)                        371,318          309,101
Load factor                                               51.5%            50.6%
Yield per revenue passenger mile (cents)                  29.9             31.6
Revenue per available seat mile (cents)                   15.4             16.0
Operating cost per available seat mile (cents)            14.3             15.0
Average stage length (miles)                             243.9            213.7

Number of operating aircraft in fleet                      137              133
Gallons of fuel consumed                            19,339,018       16,971,891
Block hours flown                                      100,743          104,595
Departures                                              88,474           97,528



                                 FINANCIAL DATA

Three Months ended December 31, 1999 versus Three Months ended
December 31, 1998




                                                                            1999                         1998
                                                                   -------------------------   ------------------------
                                                                    Costs per     % of total    Costs per    % of total
                                                                   ASM (cents)    revenues     ASM (cents)   revenues
Flight operations                                                     6.97         45.3%         6.88         43.0%
Maintenance                                                           2.75         17.9%         2.91         18.2%
Aircraft and traffic servicing                                        1.83         11.9%         2.10         13.1%
Promotion and sales                                                   1.14          7.4%         1.35          8.4%
General and administrative                                            0.90          5.9%         1.02          6.3%
Depreciation and amortization                                         0.65          4.2%         0.79          4.8%
Other operating items                                                 0.00          0.0%         0.00          0.0%

Total operating expenses                                             14.24         92.6%        15.05         93.9%
Interest expense                                                      0.64          4.1%         0.76          4.8%


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

Operating Expenses:

Flight Operations:

Flight operations expense increased by 19.6% to $50.3 million (7.0 cents per ASM) for the quarter ended December 31, 1999, from $42.0 million (6.9 cents per
ASM) from the comparable period in 1999 primarily due to an increase in the available capacity and higher fuel costs.


Maintenance Expense:


Maintenance expense increased by 11.7% to $19.9 million (2.8 cents per ASM) for the quarter ended December 31, 1999, from $17.8 million (2.9 cents per ASM) for the comparable period in 1998. Increased maintenance costs are primarily the result of an increase in available capacity, which drives maintenance events.


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

General and Administrative Expense:


General and administrative expense increased 5.1% to $6.5 million (0.9 cents per ASM) for the quarter ended December 31, 1999 from $6.2 million (1.0 cents per ASM) as compared to the quarter ended December 31, 1998. The increase is due primarily to increased payroll costs.


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

LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and cash equivalents and marketable securities as of December 31, 1999, totaled $61.1 million. Mesa's net cash flow from operations totaled approximately $10.6 million during the three months ended December 31, 1999. Mesa makes semi-annual lease payments on a substantial portion of its leased aircraft with approximately $18.4 million due in January and $15.4 due in September of each year. Mesa's cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

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


In connection with the 32 CRJ aircraft, 27 are currently under long-term operating leases with terms of 16 1/2 to 18 1/2 years. The remaining five aircraft are currently under interim financial arrangements and are expected to be leased under long-term operating leases in the next six months.



In November 1999, Mesa settled various disputed claims it had against BRAD regarding BRAD's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been received as of December 31, 1999 and the remainder of which will be paid as each remaining 5 CRJ aircraft are financed on a long-term basis if financed by June 30, 2000. Based on this settlement, Mesa recognized $2 million in other income for the quarter ended December 31, 1999 related to damages from the dispute with BRAD for incremental lease payments, storage and insurance costs incurred by Mesa. The remainder of the settlement ($5.1 million at December 31, 1999) will be recognized by Mesa over the remaining lives of the related aircraft leases and has been recorded as a deferred credit.



Mesa has significant lease obligations and debt payments on the remaining (non
CRJ) aircraft. At December 31, 1999 Mesa had 67 aircraft with debt balances with maturities through 2011. During the fiscal year ended September 30, 1999, Mesa determined that some Beech 1900 aircraft could no longer be operated as the result of the substantial losses associated with this aircraft. In connection with this determination, Mesa has classified 30 Beech 1900D aircraft as available for sale and recognized an impairment loss of $20.8 million for such sale in the 1999 fiscal year. As of December 31, 1999, Mesa had disposed of 1 of the 30 aircraft to be disposed of. Fifteen of the aircraft are surplus to Mesa's operating needs and are idle. The remaining 14 aircraft are in service, used primarily as spare aircraft to enhance the reliability of Mesa's 1900D flying. Mesa continues to evaluate proposals from various sources in attempting to dispose of the aircraft.


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


On or about March 6, 2000, West Air filed a motion for summary judgment in this matter. West Air's primary agreement was that the plaintiffs' claims were precluded by the Railway Labor Act. On April 12, 2000, the Court agreed with West Air's arguments and, accordingly, granted its motion for summary judgment. At this time, management is unaware whether the plaintiffs intend to appeal the Court's ruling.


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


On May 2, 2000, the Company and Lynrise reached a settlement of the above litigation. Under the terms of the settlement, CCAIR agreed to make a principal payment of $1.0 million and to pay accrued interest of approximately $440,000, after which the principal balance of the note was approximately $6.9 million. The Note was amended and restated to delete any conversion rights and to provide that prior to the maturity date of the Note CCAIR shall have the right to redeem the note for a cash payment equal to (i) the accrued interest on the note plus
(ii) $5.5 million less the aggregate amount of principal amortization paid on the note after the date of the closing of the settlement. In addition,the Company agreed to unconditionally guarantee the Note.


BOMBARDIER

On November 4, 1999, Mesa settled various outstanding disputes with Bombardier, Inc. Under the terms of the settlement, Bombardier has agreed to pay to Mesa a total of $8.5 million, $7.1 million of which has been received as of December 31, 1999.

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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in Mesa's Annual Report on Form 10-K for the year ended September 30, 1999. There have been no significant changes since the filing of the aforementioned report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MESA AIR GROUP, INC.
                                            Registrant



Date:  May 23, 2000                         /s/ Robert B. Stone
                                            ------------------------------
                                                Robert B. Stone
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------
  27                      Financial Data Schedule