Form 10-Q
period 2000-03-31
MESA AIR GROUP INC
filed 2000-05-24
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

[ X ]          For the quarterly period ended March 31, 2000

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

                                    Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at May 15, 2000
          Common stock, no par value                       32,458,603

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              MESA AIR GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                March 31,                   March 31,
                                        -----------------------     -----------------------
                                           2000           1999        2000            1999
                                        ---------    ----------     ---------    ----------
Operating Revenues:
      Passenger                         $ 111,843     $  95,371     $ 220,554     $ 191,626
      Freight and other                     2,774         1,823         5,016         3,288
                                        ---------     ---------     ---------     ---------
           Total operating revenues       114,617        97,194       225,570       194,914
                                        ---------     ---------     ---------     ---------

Operating Expenses:
      Flight operations                    53,671        39,958       103,925        81,966
      Maintenance                          20,673        17,834        40,525        35,602
      Aircraft and traffic servicing       13,911        13,110        27,105        25,952
      Promotion and sales                   7,175         7,718        15,387        15,975
      General and administrative            6,745         6,347        13,261        12,547
      Depreciation and amortization         3,919         4,640         8,585         9,448
                                        ---------     ---------     ---------     ---------
           Total operating expenses       106,094        89,607       208,788       181,490
                                        ---------     ---------     ---------     ---------


Operating Income                            8,523         7,587        16,782        13,424
                                        ---------     ---------     ---------     ---------

Other income (expense):
      Interest expense                     (3,985)       (4,322)       (8,569)       (8,980)
      Interest income                         678           635         1,540           728
      Other                                   186           402         3,422           891
                                        ---------     ---------     ---------     ---------
           Net other expense               (3,121)       (3,285)       (3,607)       (7,361)
                                        ---------     ---------     ---------     ---------

Income before income taxes                  5,402         4,302        13,175         6,063
      Provision for income taxes               --            --            --            --
                                        ---------     ---------     ---------     ---------
      Net income                        $   5,402     $   4,302     $  13,175     $   6,063
                                        =========     =========     =========     =========


Net income per common share:
      Basic                             $    0.16     $    0.13     $    0.39     $    0.18
      Diluted                           $    0.16     $    0.12     $    0.39     $    0.18

Weighted average common shares:
      Basic                                33,319        33,956        33,772        33,946
      Diluted                              33,431        34,679        33,893        34,538


      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                                                           March 31,    September 30,
                                                                             2000            1999
                                                                          -----------   -------------
Current assets:
      Cash and cash equivalents                                           $  24,292     $  52,905
      Marketable securities                                                  10,257         3,306
      Receivables, primarily traffic, net                                    39,010        30,859
      Expendable parts and supplies, net                                     28,063        24,727
      Aircraft held for sale                                                 74,466        77,412
      Prepaid expenses and other current assets                              19,028        12,739
                                                                          ---------     ---------
               Total current assets                                         195,116       201,948
                                                                          ---------     ---------


Property and equipment, net                                                 165,445       160,453
Lease and equipment deposits                                                 22,539        22,392
Intangibles, net                                                             10,440        10,855
Other assets                                                                 12,372         8,125
                                                                          ---------     ---------
Total assets                                                              $ 405,912     $ 403,773
                                                                          =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                                $ 119,022     $ 121,297
      Accounts payable                                                       12,861        17,480
      Air traffic liability                                                   3,532         2,128
      Accrued compensation                                                    2,503         2,324
      Other accrued expenses                                                 26,661        25,679
                                                                          ---------     ---------
               Total current liabilities                                    164,579       168,908
                                                                          ---------     ---------

Long-term debt and capital leases, net of current maturities                109,221       114,234
Deferred credits and other liabilities                                       32,167        24,196
                                                                          ---------     ---------
Total liabilities                                                           305,967       307,338
                                                                          ---------     ---------


Stockholders' Equity:
      Common stock, no par value, 75,000,000 shares
        authorized; 32,492,503 and 34,197,752 shares issued
        and outstanding, respectively                                       123,677       123,492
      Accumulated deficit                                                   (13,882)      (27,057)
      Treasury stock, at cost (1,755,900 shares)                             (9,850)           --
                                                                          ---------     ---------
               Total stockholders' equity                                    99,945        96,435
                                                                          ---------     ---------

Total liabilities and stockholders' equity                                $ 405,912     $ 403,773
                                                                          =========     =========


      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                   March 31,
                                                                             2000             1999
                                                                          ---------   ------------
Cash Flows From Operating Activities:
Net income                                                                $ 13,175     $  6,063
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          8,585        9,448
      Provision for doubtful accounts                                           48           48
      Unrealized gain on sale of marketable securities                        (346)          --
      Loss on sale of property and equipment                                    --           31
      Changes in assets and liabilities:
          Receivables                                                       (8,199)         642
          Income tax refund receivable                                          --        9,057
          Expendable parts and supplies                                     (3,336)       5,327
          Prepaid expenses and other current assets                         (6,289)      (6,312)
          Accounts payable                                                  (4,619)         633
          Air traffic liability                                              1,404         (508)
          Accrued compensation                                                 179       (2,206)
          Deferred credits and other liabilities                             7,971         (383)
          Other accrued expenses                                               982       (2,819)
                                                                          --------     --------

Net cash provided by operating activities                                    9,555       19,021
                                                                          --------     --------


Cash Flows From Investing Activities:
      Capital expenditures                                                 (12,316)      (2,977)
      Proceeds from sale of property and equipment                              --       14,752
      Purchases of marketable securities                                   (10,621)          --
      Proceeds from sale of marketable securities                            4,016           --
      Other assets                                                          (4,247)       1,115
      Lease and equipment deposits                                            (147)         639
                                                                          --------     --------
Net cash (used in) provided by investing activities                        (23,315)      13,529
                                                                          --------     --------

Cash Flows From Financing Activities:
      Principal payments on notes payable & obligations
           under capital leases                                             (5,188)      (2,627)
      Proceeds from issuance of common stock                                   185           77
      Stock repurchases                                                     (9,850)          --
                                                                          --------     --------
Net cash used in financing activities                                      (14,853)      (2,550)
                                                                          --------     --------
(Decrease) increase in cash and cash equivalents                           (28,613)      30,000
Cash and cash equivalents at beginning of period                            52,905       35,668
                                                                          --------     --------
Cash and cash equivalents at end of period                                $ 24,292     $ 65,668
                                                                          ========     ========


Supplemental disclosure of noncash investing and financing activities:
  Sale of property in exchange for debt reduction                         $  2,100     $     --
                                                                          ========     ========





      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Mesa Air Group, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The condensed consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999.

2.   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Mesa Airlines, Inc. (MAI), West Air Holdings, Inc. (West Air), Air Midwest, Inc. (Air Midwest), CCAIR, Inc. (CCAIR), Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc., The Ritz Hotel Management Corporation, and MPD, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   INCOME TAXES

Income tax benefit in the quarter and six months ended March 31, 2000 has been recognized only to the extent of previously recorded deferred tax liabilities. For the quarter and six months ended March 31, 2000, the Company did not recognize any income tax expense as a result of net operating loss carryforwards.

4.   MERGER WITH CCAIR

On June 9, 1999, Mesa Merger Corporation, a wholly owned subsidiary of the Company, merged with and into CCAIR, a regional airline based in Charlotte, North Carolina. In connection therewith, the Company issued approximately 5.9 million shares of its common stock in exchange for all of the outstanding stock of CCAIR. The merger was accounted for as a pooling of interests. Accordingly, the accompanying condensed consolidated statements of operations for the quarter and six months ended March 31, 1999 and the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 1999 have been restated to include the results of CCAIR.

5.   EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding is as follows (amounts in thousands):

                                                  For the Three Months           For the Six Months
                                                   Ended March 31,                 Ended March 31,
                                                   2000      1999                 2000      1999
                                                  ------    ------              -------    ------
Weighted average shares outstanding               33,319    33,956               33,772    33,946
Effect of outstanding stock options                  112       723                  121       592
                                                  ------    ------               ------    ------
Weighted average shares for diluted net income
    per common share                              33,431    34,679               33,893    34,538
                                                  ======    ======               ======    ======


6.   STOCK REPURCHASE

In December 1999, the Company's board of directors authorized the repurchase, at management's discretion, of up to 10% of the Company's outstanding shares of common stock. The Company's repurchases are recorded as treasury stock, and result in a reduction of stockholders' equity. As of March 31, 2000, the Company has acquired approximately 1.8 million shares of its common stock at an aggregate cost of approximately $9.9 million.

7.   LEGAL PROCEEDINGS

 See Part II., Item 1. - "Legal Proceedings"


Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through its airline subsidiaries, the Company operates as a regional air carrier providing scheduled passenger service. The Company serves over 120 cities in 38 states, the District of Columbia, Canada and Mexico. The Company operates a fleet of 131 aircraft and has approximately 1,000 daily departures.

The Company's airline operations are conducted by three airline subsidiaries using hub-and-spoke route systems. Mesa Airlines, Inc. (MAI) operates as America West Express under a code share agreement with America West Airlines, Inc. (America West) expiring in 2004, and as US Airways Express under a code share agreement with US Airways, Inc. (US Airways) expiring in 2007. Air Midwest, Inc. (Air Midwest) operates as US Airways Express under a code share agreement with US Airways expiring in 2000. CCAIR operates as US Airways Express under a code share agreement with US Airways expiring in 2003. MAI also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. The Mesa Airlines operation is not subject to a code sharing agreement with a major carrier.

Approximately 97% of the Company's airline revenues for the quarter and six months ended March 31, 2000 were derived from operations associated with code share agreements with America West and US Airways. All of The Company's America West Express code share operations (except Guaymas and Hermosillo, Mexico) and US Airways Express jet code share operations are operated pursuant to fee per departure contracts. Generally, the fee per departure contracts provide for the Company to operate routes on behalf of the major carrier. The major carrier is responsible for scheduling the routes to be flown by The Company's aircraft, as well as marketing and pricing the scheduled routes. The Company is compensated through a combination of direct reimbursements for certain costs and per hour billing rates for flying performed. The Company does not have passenger revenue exposure under the fee per departure agreements. For the quarter and six months ended March 31, 2000, approximately 54% and 52%, respectively, of the Company's airline revenues were derived from fee per departure contracts. The Company's percentage of revenue generated under fee per departure agreements is expected to significantly increase in future periods as the Company continues to add regional jets to its America West Express and US Airways Express jet operations. The Company derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares. Local fares are for one way and roundtrip travel provided by the Company within its route systems. Passengers connecting with other carriers also frequently use local fares. A through fare is a fare offered to passengers by either America West or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code share partner on routes flown by the code share partner. Through fares are prorated in accordance with standards specified in the applicable code share agreements. Joint fares are single fares for travel combining the Company's flights with flights of other airlines that are not code share partners with the Company. Joint fares generally allow a passenger to pay a single lower fare than the passenger would otherwise have paid with separate local fares. The Company has been able to negotiate joint fare arrangements with certain major carriers as an additional means of deriving passengers connecting through its hub cities.

During fiscal 1999, the Company entered into an agreement with Empresa Brasiliera de Aeronautica SA (Embraer) to acquire 36 Embraer ERJ-145 (ERJ) 50 passenger regional jets. Deliveries began in April 2000 and are expected to continue through the latter months of 2002. The Company also has options for 64 additional aircraft, with the right to convert the options into firm orders for ERJ-135 37 passenger regional jets.

In November 1999, the Company settled various disputed claims it had against Bombardier Regional Aircraft Division (BRAD) regarding 1) BRAD's refusal to accept trade-in Embraer EMB-120 aircraft and 2) the unavailability of 16 Canadair Regional Jet (CRJ) aircraft pursuant to rolling options held by the Company. Under the settlement, the Company will receive up to $9 million, $7.1 million of which has been received to date. The remainder of the settlement will be received if the Company secures permanent financing on 5 remaining CRJ aircraft by certain deadlines. For the portion of the settlement attributable to BRAD's refusal to accept trade in EMB-120 aircraft, in which the Company suffered damages in periods prior to fiscal 2000, the Company recognized $2 million in other income for the quarter ending December 31, 1999. The remainder of the settlement has been recorded as a deferred purchase incentive and is being amortized over the remaining terms of the Company's CRJ leases.

The Company intends to introduce the ERJ into revenue service early in the third quarter of fiscal 2000 as US Airways Express. By the end of 2001, the Company intends to perform all US Airways Express regional jet operations with ERJs and all America West Express regional jet operations with CRJs. The above regional jet fleet allocation is subject to various contingencies, including the availability of ERJ aircraft from Embraer, the willingness of US Airways and America West to agree to deployment of additional aircraft and competitors' routes.

The Company's business strategy is to operate a competitive and profitable, high frequency, quality service airline, primarily with a hub-and-spoke system. This strategy is implemented through a disciplined approach to the regional airline business which incorporates (i) regional diversification, (ii) focus on profitable markets, (iii) reactions to the changing economic and competitive environment, and (iv) a modern, efficient aircraft fleet that positions the airline to be able to capitalize on future growth opportunities.

The following tables set forth comparisons for the periods indicated below:

OPERATING STATISTICS

                                                       Three Months Ended             Six Months Ended
                                                            March 31,                   March 31,
                                                      2000           1999          2000            1999
                                                  -----------      --------      ---------     ----------

Passengers                                         1,024,968        963,069      2,122,739      2,035,134
Available seat miles (000s)                          750,309        608,036      1,471,031      1,218,581
Revenue passenger miles (000s)                       368,301        299,765        739,619        608,866
Load factor                                             49.1%          49.3%          50.3%          50.0%
Yield per revenue passenger mile (cents)                31.1c          32.4c          30.5c          32.0c
Revenue per available seat mile (cents)                 15.2c          16.0c          15.3c          16.0c
Operating cost per available seat mile (cents)          14.2c          14.7c          14.2c          14.9c
Average stage length (miles)                           254.4          223.7          249.1          218.5
Aircraft in service                                      131            112            131            112
Departures                                            86,477         89,051        174,951        186,579



OPERATING COST PER AVAILABLE SEAT MILE (ASM)



                                           Three Months Ended                                      Six Months Ended
                                               March 31,                                                March 31,
                               -------------------------------------------------    ------------------------------------------------
                                        2000                      1999                     2000                       1999
                                ----------------------   -----------------------    ---------------------    -----------------------
                                Cost per    Percent of    Cost per    Percent of    Cost per   Percent of     Cost per    Percent of
                                  ASM         Total        ASM         Total          ASM         Total        ASM          Total
                                (cents)     Revenues     (cents)      Revenues      (cents)      Revenues     (cents)     Revenues
                                --------    ----------   ---------    ----------    --------   ----------     ---------   ----------
Flight operations                 7.2         46.9%         6.5         41.1%         7.1        46.1%          6.8         42.1%
Maintenance                       2.8         18.0%         2.9         18.3%         2.8        18.0%          2.9         18.3%
Aircraft and traffic              1.8         12.1%         2.2         13.5%         1.8        12.0%          2.1         13.3%
servicing
Promotion and sales               1.0          6.3%         1.3          7.9%         1.0         6.8%          1.3          8.2%
General and administrative        0.9          5.9%         1.0          6.6%         0.9         5.9%          1.0          6.4%
Depreciation and                  0.5          3.4%         0.8          4.8%         0.6         3.8%          0.8          4.8%
amortization
                                 ----         -----        ----         -----        ----        -----         ----         -----

Total operating expenses         14.2         92.6%        14.7         92.2%        14.2        92.6%         14.9         93.1%
                                 ====         =====        ====         =====        ====        =====         ====         =====



RESULTS OF OPERATIONS

Operating Revenues

In the quarter and six months ended March 31, 2000, operating revenues increased $17.4 million (17.9%) and $30.7 million (15.7%), respectively, as compared to the corresponding periods in 1999. The increase was primarily due to additional revenues from the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways.

Capacity, measured by ASMs, increased 23.4% and 20.7%, respectively, for the quarter and six months ended March 31, 2000 as compared to the corresponding periods in 1999. The ASM increases resulted from the Company's continued implementation of regional jet aircraft, which have more seats and fly longer stage lengths than turboprop aircraft, into its fleet. Passenger traffic is measured by revenue passenger miles (RPMs), which represent one revenue passenger carried one mile. RPMs increased 22.9% and 21.5%, respectively, in the quarter and six months ended March 31, 2000 as compared to the corresponding periods in 1999. The RPM increase was due primarily to the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways. Passenger load factor was essentially flat in the quarter and six months ended March 31, 2000 as compared to the corresponding periods in 1999. As discussed previously, the majority of the Company's revenue is derived from fee per departure contracts with its major airline partners, and the major airline partners are responsible for marketing and selling seats on the Company's flights. Therefore, the Company's load factors are largely dependent on the marketing efforts of its major airline partners.

Operating Expenses

Flight Operations

In the quarter ended March 31, 2000, flight operations expense increased 34.5% to $53.7 million (7.2 cents per ASM) from $40.0 million (6.5 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, flight operations expense increased 26.9% to $104.0 million (7.1 cents per ASM) from $82.0 million (6.8 cents per ASM) in the corresponding period in 1999. The increase was primarily due to the Company's increase in available capacity, higher fuel costs and additional pilot and flight attendant costs associated with operating regional jets.

Maintenance Expense

In the quarter ended March 31, 2000, maintenance expense increased 15.9% to $20.7 million (2.8 cents per ASM) from $17.8 million (2.9 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, maintenance expense increased 13.8% to 40.5 million (2.8 cents per ASM) from $35.6 million (2.9 cents per ASM) in the corresponding period in 1999. Increased maintenance expenditures are due primarily to the additional maintenance events arising from the Company's increase in capacity. On a unit cost (per ASM) basis, maintenance expenses were essentially flat between periods.

Aircraft and Traffic Servicing Expense

In the quarter ended March 31, 2000, aircraft and traffic servicing expense increased 6.1% to $13.9 million (1.8 cents per ASM) from $13.1 million (2.2 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, aircraft and traffic servicing expense increased 4.4% to $27.1 million (1.8 cents per ASM) from $26.0 million (2.1 cents per ASM) in the corresponding period in 1999. The increase was primarily due to the Company's increase in flights. The decrease on a unit cost (per ASM) basis is a result of additional capacity spread over certain fixed costs.

Promotion and Sales

In the quarter ended March 31, 2000, promotion and sales expense decreased 7.0% to $7.2 million (1.0 cents per ASM) from $7.7 million (1.3 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, promotion and sales expense decreased 3.7% to $15.4 million (1.0 cents per ASM) from $16.0 million (1.3 cents per ASM) in the corresponding period in 1999. The decrease is due to the Company's continued expansion of flights performed pursuant to fee per departure contracts with America West and US Airways, whereby America West and US Airways assume the responsibility for promoting and selling seats flown by the Company.

General and Administrative Expense

In the quarter ended March 31, 2000, general and administrative expense increased 6.3% to $6.7 million (0.9 cents per ASM) from $6.3 million (1.0 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, general and administrative expense increased 5.7% to $13.3 million (0.9 cents per ASM) from $12.6 million (1.0 cents per ASM) in the corresponding period in 1999. The slight increase is due primarily to an increase in administrative payroll costs. On a unit cost (per ASM) basis, general and administrative expense was essentially flat between periods.

Depreciation and Amortization

In the quarter ended March 31, 2000, depreciation and amortization expense decreased 15.5% to $3.9 million (0.5 cents per ASM) from $4.6 million (0.8 cents per ASM) in the corresponding quarter in 1999. In the six months ended March 31, 2000, depreciation and amortization expense decreased 9.1% to $8.6 million (0.6 cents per ASM) from $9.5 million (0.8 cents per ASM). The decrease is primarily due to the cessation of depreciation on 15 parked 1900D aircraft to be disposed of in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Other Expense

In the quarter ended March 31, 2000, net other expense decreased slightly to $3.1 million from $3.3 million in the corresponding quarter in 1999. The decrease is not significant. In the six months ended March 31, 2000, net other expense decreased to $3.6 million from $7.4 million. The decrease was due primarily to the recognition of a $2.0 million gain from the settlement with BRAD, gains from the sale of short-term investments and increased interest income on invested cash.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's cash and cash equivalents and marketable securities totaled $34.6 million, compared to $56.2 million at September 30, 1999. The Company's net cash flow from operations totaled approximately $9.6 million during the six months ended March 31, 2000. During the six months ended March 31, 2000, the Company invested approximately $6.6 million in marketable securities, $16.6 million in aircraft parts and other fixed assets, reduced long-term debt by $5.2 million and repurchased approximately $9.9 million of its common stock. The Company intends to use its cash and cash equivalents and marketable securities for working capital, capital expenditures and acquisitions. Historically, the Company has generated adequate cash flow to meet its operating needs.

As of March 31, 2000, the Company had receivables of approximately $39.0 million, consisting primarily of amounts due from its code share partners and passenger ticket receivables due through the Airline Clearing House (ACH). Under the terms of the US Airways code share agreement, the Company receives a substantial portion of its revenues through the ACH.

In January 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (Embraer) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began in April 2000 and are expected to continue through the latter months of 2002. The Company also has options for an additional 64 aircraft, with the right to convert the options into firm orders for ERJ-145 regional jets or 37-passenger ERJ-135 regional jets. During 1999, in conjunction with this purchase agreement, Mesa has placed an $11.8 million deposit that is included in lease and equipment deposits in the accompanying condensed consolidated balance sheets.

Of the 32 CRJ aircraft operated by the Company, 27 are currently leased pursuant to long term operating leases with terms of 16-1/2 to 18-1/2 years. The Company makes semi-annual lease payments on its CRJ aircraft, with approximately $17.9 million due in January and $15.4 million due in September of each year. The remaining 5 aircraft are currently leased pursuant to interim financial arrangements and are expected to be leased under long term operating leases by June 30, 2000. The Company has significant lease obligations and debt payments on its remaining (non-CRJ) aircraft. At March 31, 2000 the Company owned 67 1900D aircraft securing debt with maturities through 2011. During the fiscal year ended September 30, 1999 the

Company elected to cease service on several routes operated by 1900D aircraft, and determined that 30 1900D aircraft would be disposed of. As of March 31, 2000, the Company had disposed of 1 of the 30 aircraft to be disposed of. Fifteen of the aircraft are surplus to the Company's operating needs and are idle. The remaining 14 aircraft are in service, used primarily as spare aircraft to enhance the reliability of the Company's 1900D flying. The Company continues to evaluate proposals from various sources in attempting to dispose of the aircraft.


In October 1999, the Company settled various disputed claims it had against BRAD regarding BRAD's obligation to accept trade-in Embraer EMB-120 Brasilia aircraft and the availability of 16 additional CRJs under rolling options. Under this settlement, the Company will receive up to $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been received to date and the remainder of which will be paid if each remaining 5 CRJ aircraft are permanently financed by certain deadlines.

The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (GE) for its CRJ aircraft and with Pratt and Whitney, Canada Aircraft Services (PWC) for its Dash 8-200 aircraft. The contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour, subject to escalation based on changes in certain price indices, for the number of flight hours incurred since the previous event.

Management's belief that the Company will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code share agreements; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with it code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

In December 1999, the Company's Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock. As of March 31, 2000, the Company has acquired approximately 1.8 million shares of its common stock at an aggregate cost of approximately $9.9 million.

YEAR 2000 ISSUES

To date, the Company has experienced no disruptions in the operations of its internal information systems or in the availability of its facilities during its transition to the year 2000. The Company is not aware that any of its vendors experienced any disruptions during their transition to the year 2000, or that there have been any year 2000 problems with its material held for sale. The Company continues to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience disruptions related to the year 2000 transition that have not yet been discovered, such disruptions could have a material adverse impact on the Company.

AIRCRAFT:

The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2000:

                                                                               OPERATING ON       PASSENGER
       TYPE OF AIRCRAFT            OWNED        LEASED        TOTAL           MARCH 31, 2000      CAPACITY
--------------------------         -----       -------      --------         ---------------      ---------

Beechcraft 1900D                      67          10           77                     62              19
Jet Stream Super 31                   --          15           15                     15              19
Dash 8-100                            --          10           10                     10              37
Dash 8-200                            --          12           12                     12              37
CRJ                                   --          32           32                     32              50
Embraer EMB-120 Brasilia              --           7            7                     --              30
                                      --          --           --                    ---
                                      67          86          153                    131
                                      ==          ==          ===                    ===

FORWARD  - LOOKING STATEMENTS

This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of the Company; the resolution of litigation in a favorable manner, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," " estimate," and similar expressions, are forward looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of the Company and only reflect management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition on routes the Company operates or plans to operate; material delays in completion by the manufacturer of ordered and yet-to-be-delivered aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; the Company's relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, Congressional investigations and governmental regulations affecting the airline industry and the Company's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of pending litigation. One or more of these or other factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

UNITED AIRLINES, INC.

In June 1997, United Airlines, Inc. (UAL) filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company (MAI and West Air) seeking a judicial declaration of the parties rights and obligations under two separate written agreements, pursuant to which MAI and West Air allegedly agreed to provide certain airline transportation services to UAL, including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets or both" in certain airports currently serviced by West Air and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. On November 1, 1998, UAL filed a motion to amend its complaint to include an additional $4.0 million in damages resulting from MAI's alleged failure to remit baggage fees at Denver International Airport to UAL. The motion has not been considered. MAI and West Air dispute the principal contentions in UAL's complaint and, unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and West Air believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and West Air which have been incurred.

In addition, MAI and West Air have filed suit against UAL and SkyWest Airlines, Inc. (SkyWest). SkyWest was contracted to be MAI's successor on the West Coast. The complaint alleges that Skywest unlawfully interfered with MAI's and West Air's contracts with UAL. The complaint further alleges improper conduct on the part of UAL and SkyWest in terminating markets under the MAI agreement and in leading to the non-renewal of the West Air agreement. MAI is seeking substantial damages against each defendant.

WEST AIR

In November 1998, the Company settled all claims with the aircraft and equipment lessors of West Air for approximately $15 million. West Air contributed approximately $11.2 million toward the settlement and the Company contributed approximately $3.8 million. West Air had operated 43 leased aircraft pursuant to a partnership agreement with United Airlines (United), a division of UAL, and upon cessation of United Express service had considerable liabilities for the remaining terms of the leases. The Company worked closely with all lessors to develop and implement a plan that was acceptable to both the Company and the various lessors.

In February 1999, a complaint was filed against West Air and the Company in the Superior Court of California for Fresno County (the Court) by the former West Air pilots. The plaintiffs are seeking severance pay in the amount of $1.2 million, plus economic and punitive damages as a result of West Air's termination of online operations following United's non-renewal of the West Air agreement.

On or about March 6, 2000, West Air filed a motion for summary judgment in this matter. West Air's primary argument was that the plaintiffs' claims were precluded by the Railway Labor Act. On April 12, 2000, the Court agreed with West Air's arguments and, accordingly, granted its motion for summary judgment. At this time, the Company is unaware whether the plaintiffs intend to appeal the Court's ruling.

LYNRISE AIR LEASE, INC.

On June 29, 1999, Lynrise Air Lease, Inc. (Lynrise) filed suit against the Company and CCAIR in the Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft to CCAIR. In 1998, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an unsecured convertible promissory Note (the
Note) in the principal amount of approximately $8.3 million. The Note was convertible into CCAIR common stock at a price of $8.00 per share. As a result of the June 1999 merger between CCAIR and Mesa Merger Corporation, the Note became convertible into Mesa Air Group, Inc. common stock at a price of $12.87 per share. The Note accrues interest at the rate of 7% per annum, with quarterly interest payments due commencing March 31, 1999. Principal payments in 10 equal installments are due commencing December 31, 1999. The remaining principal balance of the Note, together with any accrued and unpaid interest, is due and payable on June 30, 2004.

The Note contains a provision that upon a change of control Lynrise may, at its option, require CCAIR to repurchase the Note. In its lawsuit filed against the Company and CCAIR, Lynrise alleges that it has exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly owned subsidiary of the Company. Both CCAIR and the Company contend that Lynrise waived its rights with respect to the repurchase option and both intend to defend to the lawsuit vigorously. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an event of default had occurred as a result of CCAIR's alleged failure to make the repurchase offer and declared the principal amount of the Note and all accrued interest thereon due and payable immediately.

Lynrise's claims against CCAIR include a claim for declaratory judgement that CCAIR is obligated to repurchase the Note and a claim for breach of contract. As against the Company, Lynrise has claimed tortuous interference.

On May 2, 2000, the Company and Lynrise reached a settlement of the above litigation. Under the terms of the settlement, CCAIR agreed to make a principal payment of $1.0 million and to pay accrued interest of approximately $440,000, after which the principal balance of the note was approximately $6.9 million. The Note was amended and restated to delete any conversion rights and to provide that prior to the maturity date of the Note CCAIR shall have the right to redeem the note for a cash payment equal to (i) the accrued interest on the note plus
(ii) $5.5 million less the aggregate amount of principal amortization paid on the note after the date of the closing of the settlement. In addition, the Company agreed to unconditionally guarantee the Note.

BOMBARDIER

On November 4, 1999, the Company settled various outstanding disputes with BRAD. Under the terms of the settlement, BRAD has agreed to pay the Company a total of $9.0 million, $7.1 million of which has been paid to date.

OTHER LEGAL PROCEEDINGS

The Company is also a party to various legal proceedings and claims arising in the ordinary course of business.

Although the ultimate outcome of the above pending lawsuits cannot be determined, the Company believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against the Company will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company's statement regarding the outcome of all pending proceedings and claims is a forward-looking statement.


Item 4.    Submission of Matters to vote for Security Holders
               Not applicable

Item 5.    Other Matters
                Not applicable

Item 6.    Exhibits and Reports on Form 8-K

a.  Exhibits  - Financial Data Schedule - Exhibit 27

b.  Reports on form 8-K

      The Company filed a report on Form 8-K dated March 3, 2000 regarding the dismissal of KPMG LLP as its independent public accountants. The Company filed an amendment on March 10, 2000 containing KPMG LLP's response to the original Form 8-K. No financial statements were filed as a part of the original or amended report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. There have been no significant changes since the filing of the aforementioned report.

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


                                                   MESA AIR GROUP, INC.

                                                   Registrant



Date:  May 23, 2000                                /s/ Robert B. Stone

                                                   Robert B. Stone
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                              EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------
27                      Financial Data Schedule