Form 10-K/A
period 1999-09-30
MESA AIR GROUP INC
filed 2000-06-01
CIK 810332

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


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

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENTS                                            FORM 10-K REFERENCE
                          NONE                                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MESA AIR GROUP, INC.
                             1999 FORM 10-K REPORT

                               TABLE OF CONTENTS


                                                                         PAGE NO.
                                                                         --------
                                     Part I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      8
Item 3.    Legal proceedings...........................................      9
Item 4.    Submission of Matters to a Vote of Security Holders.........     11
                                     Part II
Item 5.    Market Price of and Dividends on the Registrant's Common
           Equity and Related Stockholder Matters......................     12
Item 6.    Selected Financial Data.....................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     13
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk...     19
Item 8.    Financial Statements and Supplementary Data.................     20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     46

                                    Part III
Item 10.   Directors and Executive Officers of the Registrant..........     47
Item 11.   Executive Compensation......................................     50
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     53
Item 13.   Certain Relationships and Related Transactions..............     54

                                     Part IV
Item 14.   Exhibits, Schedules and Reports on Form 8-K.................     56

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

MESA AIRCRAFT IN OPERATION AS OF SEPTEMBER 30, 1999 (OWNED AND LEASED)

                                                    BEECH
                                                    1900*    DASH 8    JETSTREAM    CRJ    TOTAL
                                                    -----    ------    ---------    ---    -----
USAirways Express.................................   58        10         16        15       99
America West Express..............................    7        12         --        14       33
Mesa..............................................    8        --         --        --        8
                                                     --        --         --        --      ---
  Total:..........................................   73        22         16        29      140
                                                     ==        ==         ==        ==      ===

---------------
* Five additional Beech 1900 aircraft owned or leased by Mesa were not in operation at September 30, 1999.

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

AIRCRAFT MANUFACTURER RELATIONSHIPS


     During fiscal 1999, Mesa entered into an agreement to acquire 36 ERJ-145 regional jets from Embraer, including standard technical publications, product support, training support, maintenance support and preferred initial provisioning pricing. The agreement has various contingencies related to financing and product support. The aggregate list price of the 36 ERJ-145 jets is approximately $702 million. Deliveries are expected to commence in April 2000 and continue through mid-2002 at a rate of approximately one aircraft per month. The agreement also provides for options on at least 64 additional aircraft. The options are at fixed prices, subject to cost escalations and delivery schedules, and are exercisable through October 2007. Mesa intends to finance the 36 firm aircraft with U.S. leveraged leases entered into with various third party lessors. Mesa expects that the lessors will provide approximately 20% of the funds required to purchase the aircraft, with the remaining 80% provided by the Brazilian Bank for Economic and Social Development. Mesa expects to account for the leases as operating leases. Should the contingencies remain unresolved and cause termination of the agreement, Mesa would be entitled to a return of its $11.8 million deposit, plus interest.


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

ITEM 2.  PROPERTIES

     Mesa's primary property consists of the aircraft used in the operation of its business. The following table lists the aircraft owned and leased by Mesa as of September 30, 1999:

                                                      NUMBER OF AIRCRAFT
                                  -----------------------------------------------------------
                                                                 OPERATING ON       PASSENGER
TYPE OF AIRCRAFT                  OWNED    LEASED    TOTAL    SEPTEMBER 30, 1999    CAPACITY
----------------                  -----    ------    -----    ------------------    ---------
Beechcraft 1900.................   68        10        78             73               19
Jetstream Super 31..............   --        16        16             16               19
Dash 8-100......................   --        10        10             10               37
Dash 8-200......................   --        12        12             12               37
Canadair Regional Jet...........             29        29             29               50
Embraer-Brasilia................   --         7         7             --               30
                                   --        --       ---            ---
  Total.........................   68        84       152            140
                                   ==        ==       ===            ===

     See "Business -- Airline Operations" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" for a discussion regarding Mesa's aircraft fleet commitments.

     In addition to aircraft, Mesa has office and maintenance facilities to support its operations. The facilities are as follows:

                                                                      APPROXIMATE
TYPE                                     LOCATION        OWNERSHIP        SIZE
----                                     --------        ---------    -----------
Admin/Acctg/Exec/Training/Dispatch.. Phoenix, AZ          Leased         21,003sq.ft.
Flight Operations/Training........  Phoenix, AZ           Leased          7,559
Hangar............................  Farmington, NM        Leased         30,000
Engine Shop.......................  Farmington, NM        Leased          6,000
Hangar............................  Fresno, CA            Leased         50,000
Warehouse/Office..................  Fresno, CA            Leased         21,750
Hangar/Officer....................  Wichita, KS           Leased         30,000
Hangar/Office(1)..................  Jacksonville, FL      Leased         30,256
Hangar............................  Jamestown, NY         Leased         30,000
Hangar/Office.....................  Dubois, PA            Leased         23,000
Hangar............................  Reading, PA           Leased         56,250
Hangar/Office.....................  Grand Junction, CO    Leased         32,768
Hangar/Office.....................  Bullhead City, AZ     Leased         12,852
Parts Storage.....................  Phoenix, AZ           Leased          1,000
Office Space......................  Charlotte, NC         Leased         11,018
Hangar Space......................  Charlotte, NC         Leased         30,000

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


     On May 2, 2000, Mesa and Lynrise reached a settlement of the above litigation. Under the terms of the settlement, CCAIR agreed to make a principal payment of $1.0 million and to pay accrued interest of approximately $440,000, after which the principal balance of the note was approximately $6.9 million. The note was amended and restated to delete any conversion rights and to provide that prior to the maturity date of the note CCAIR shall have the right to redeem the note for a cash payment equal to (i) the accrued interest on the note plus
(ii) $5.5 million less the aggregate amount of principal amortization paid on the note after the date of the closing of the settlement. In addition, Mesa agreed to unconditionally guarantee the note.


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

                                                            FISCAL 1999         FISCAL 1998
                                                          ----------------    ----------------
QUARTER                                                    HIGH      LOW       HIGH      LOW
-------                                                   ------    ------    ------    ------
First...................................................  $8.125    $4.12     $6.875    $    4.938
Second..................................................   9.313     5.813     9.406         5.250
Third...................................................   7.75      6.188     8.875         7.500
Fourth..................................................   8.344     6.063     8.313         4.672

     On December 31, 1999, Mesa had 1452 shareholders of record. Mesa has never paid cash dividends on its common stock. However, the board of directors may in the future consider the payment of dividends provided that, among other things, it is in the best interests of the shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA AND OPERATING STATISTICS

     In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

YEARS ENDED:                        1999(1)      1998(2)      1997(3)      1996(3)      1995(3)
------------                       ---------    ---------    ---------    ---------    ---------
Operating revenues...............  $ 404,616    $ 494,866    $ 579,464    $ 566,597    $ 518,178
Operating expenses...............  $ 402,487    $ 533,910    $ 634,805    $ 517,716    $ 488,053
Operating income (loss)..........  $   2,129    $ (39,044)   $ (55,341)   $  48,881    $  30,125
Other income (Expense)...........  $   4,152    $   6,197    $   3,095    $  14,291    $    (151)
Interest expense.................  $  19,096    $  25,382    $  28,518    $  13,538    $   7,316
Earnings (loss) before income
  taxes..........................  $ (12,815)   $ (58,229)   $ (80,704)   $  49,634    $  22,658
Net earnings (loss)..............  $ (13,412)   $ (50,467)   $ (50,326)   $  30,503    $  13,650
Net earnings (loss) per share:
  basic..........................  $   (0.40)   $   (1.50)   $   (1.52)   $    0.81    $    0.34
Net earnings (loss) per share:
  diluted........................  $   (0.40)   $   (1.50)   $   (1.52)   $    0.80    $    0.33
Working capital (deficit)........  $  33,040    $  (1,446)   $  64,940    $  69,500    $ 114,819
          Total assets...........  $ 403,773    $ 484,376    $ 677,837    $ 705,621    $ 468,875
Long-term debt, excluding current
  portion........................  $ 114,234    $ 245,100    $ 341,463    $ 339,649    $  80,274
Stockholders' equity.............  $  96,435    $ 108,649    $ 183,445    $ 230,503    $ 260,916
Net book value per share.........  $    2.83    $    2.95    $    5.09    $    6.06    $    6.40
Passengers carried...............  4,255,696    5,969,104    7,514,644    7,247,687    6,931,203
Revenue passenger miles (000)....  1,324,867    1,407,345    1,544,212    1,509,376    1,321,896
Available seat miles (000).......  2,594,861    2,581,946    2,789,575    2,749,629    2,616,283
Average passenger journey........  311 miles    236 miles    205 miles    208 miles    191 miles
Average stage length.............  225 miles    190 miles    178 miles    169 miles    168 miles
Load factor......................       51.1%        54.5%        55.4%        54.9%        50.5%
Break-even passenger load
  factor.........................       52.7%        60.1%        60.2%        51.9%       49.20%
Revenue per available seat
  mile...........................  15.3(cent)   18.7(cent)   20.4(cent)   20.6(cent)   19.8(cent)
Operating Cost per available seat
  mile...........................  15.5(cent)   20.7(cent)   22.8(cent)   18.8(cent)   18.7(cent)

YEARS ENDED:                        1999(1)      1998(2)      1997(3)      1996(3)      1995(3)
------------                       ---------    ---------    ---------    ---------    ---------
Average yield per revenue
  passenger mile.................  30.1(cent)   34.3(cent)   36.8(cent)   37.5(cent)   39.2(cent)
Average fare.....................  $   93.59    $   80.91    $   75.56    $   76.43    $   72.55
Aircraft in service..............        140          138          204          202          203
Cities served....................        138          134          189          188          196
Number of employees..............      3,423        3,241        5,445        4,635        4,537

The June 9, 1999 acquisition of CCAIR by Mesa was accounted for as a pooling of interests and accordingly Mesa's consolidated financial statements have been restated to include the results of CCAIR for all periods presented. Except for the consolidated financial statements for the year ended September 30, 1999, the consolidated financial statements of CCAIR for the fiscal years ended 1998, 1997, 1996, 1995, respectively, have not been restated to change CCAIR's audited year end to September 30, 1999. The SELECTED FINANCIAL DATA AND OPERATING STATISTICS includes results of:
---------------
(1) Mesa as of and for the twelve months ended September 30, 1999
    CCAIR as of and for the twelve months ended September 30, 1999

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

     The following tables set forth selected operating and financial data of Mesa for the years indicated below:


                                                         OPERATING DATA
                                                    YEARS ENDED SEPTEMBER 30,
                                           -------------------------------------------
                                             1999             1998             1997
                                           ---------        ---------        ---------
Passengers...............................  4,255,696        5,969,104        7,514,644
Available seat miles (000)...............  2,594,861        2,581,946        2,789,575
Revenue passenger miles (000)............  1,324,867        1,407,345        1,544,212
Load factor..............................       51.1%            54.5%            55.4%
Revenue per ASM..........................  15.3(cent)       18.7(cent)       20.4(cent)
Yield per RPM............................  30.1(cent)       34.3(cent)       36.8(cent)
Cost per ASM.............................  15.5(cent)       20.7(cent)       22.8(cent)


                                 FINANCIAL DATA
                                  YEARS ENDED
                                  SEPTEMBER 30


                                        1999                               1998                               1997
                          --------------------------------   --------------------------------   --------------------------------
                                     PERCENT       COST                 PERCENT       COST                 PERCENT       COST
                           AMOUNT       OF         PER        AMOUNT       OF         PER        AMOUNT       OF         PER
                           (000)     REVENUES      ASM        (000)     REVENUES      ASM        (000)     REVENUES      ASM
                          --------   --------   ----------   --------   --------   ----------   --------   --------   ----------
Operating Expenses
  Flight Operations.....  $173,367     42.8%     6.7 cents   $195,037     39.4%     7.6 cents   $212,352     36.6%     7.6 cents
  Maintenance...........    76,309     18.9%     3.0 cents    101,226     20.5%     3.9 cents    107,908     18.6%     3.9 cents

                                        1999                               1998                               1997
                          --------------------------------   --------------------------------   --------------------------------
                                     PERCENT       COST                 PERCENT       COST                 PERCENT       COST
                           AMOUNT       OF         PER        AMOUNT       OF         PER        AMOUNT       OF         PER
                           (000)     REVENUES      ASM        (000)     REVENUES      ASM        (000)     REVENUES      ASM
                          --------   --------   ----------   --------   --------   ----------   --------   --------   ----------
  Aircraft & Traffic....    55,675     13.8%     2.1 cents     78,673     15.9%     3.0 cents     94,128     16.2%     3.4 cents
  Promotion & Sales.....    32,550      8.0%     1.3 cents     67,706     13.7%     2.6 cents     85,316     14.7%     3.1 cents
  General &
    Administrative......    31,658      7.8%     1.2 cents     31,345      6.3%     1.2 cents     30,659      5.3%     1.1 cents
  Depreciation &
    Amortization........    18,053      4.5%     0.7 cents     26,580      5.4%     1.0 cents     36,558      6.3%     1.3 cents
  Impairment of
    long-lived assets
    and goodwill........    28,902      7.1%     1.1 cents         --       --             --         --       --             --
  Other Operating
    Items...............   (14,027)    (3.5)%   (0.6)cents     33,343      6.7%     1.3 cents     67,884     11.7%     2.4 cents
                          --------     ----     ----------   --------    -----     ----------   --------    -----     ----------
Total Operating
  Expenses..............  $402,487     99.5%    15.5 cents   $533,910    107.9%    20.7 cents   $634,805    109.6%    22.8 cents
                          ========     ====     ==========   ========    =====     ==========   ========    =====     ==========
  Interest Expense......  $ 19,096      4.7%     0.7 cents   $ 25,382      5.1%     1.0 cents   $ 28,518      4.9%     1.0 cents
                          ========     ====     ==========   ========    =====     ==========   ========    =====     ==========



FISCAL 1999 VERSUS FISCAL 1998



     During fiscal 1999, the Company continued to increase the number of regional jet aircraft in its fleet. Regional jet aircraft have more seats and generally fly longer stage lengths than turboprop aircraft. Consequently, regional jet aircraft provide more available seat miles (ASMs) and generate lower revenue and cost per ASM than turboprop aircraft.



     Operating revenues decreased by $90 million (18.2%) for the fiscal year ended September 30, 1999 as compared to the prior fiscal year. This decrease was primarily due to the inclusion in 1998 of revenues associated with the since terminated United Express operation. Capacity, measured by ASMs, increased by 0.5% due to the continued addition of regional jet aircraft into Mesa's fleet, offset by fewer B1900 and EMB120 aircraft associated with the United Express operation. Passenger traffic, measured by revenue passenger miles (RPMs) and representing one passenger carried one mile, decreased by 5.9%. The passenger load factor decreased from 54.5% to 51.1%, yield (passenger revenue per RPM) decreased by 4.2 cents in 1999 from 34.3 cents per RPM, and revenue per ASM decreased to 15.3 cents from 18.7 cents per ASM in fiscal 1998. The decrease in RPMs was due primarily to the reduction in flying from the United Express operations terminated in 1998. The decreases in load factor, yield and revenue per ASM primarily result from Mesa's aforementioned increase in regional jet flying.



     Flight Operations expense decreased by 11.1% to $173.4 million (6.7 cents per ASM) for the 1999 fiscal year, from $195.0 million (7.6 cents per ASM) for the comparable period in 1998, primarily due to the discontinuation of the United Express operation. Flight operations expense increased as a percentage of revenue due to additional costs, primarily pilots and flight attendants, associated with regional jet aircraft. Fuel costs, pilot costs, and dispatch costs all declined for the 1999 fiscal year, as compared to the prior period. Pilot training costs also declined compared to the prior period, primarily due to the inclusion in fiscal year 1998 of a major portion of training expenses associated with integrating CRJ aircraft into the fleet.


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


     During the fourth quarter of 1999, pursuant to the ongoing review and evaluation of its operations, management elected to cease service on several routes flown by Beech 1900D aircraft. Management had historically employed numerous strategies in attempting to establish profitability on the routes but ultimately determined that undue effort and expense would be required in continuing to attempt to establish profitability. In connection with the cessation of service, $8.3 million of goodwill associated with the routes was determined to be unrecoverable and therefore charged to expense.



     In connection with the cessation of service described above, Mesa determined that 30 Beech 1900D aircraft would no longer be required in scheduled service and were therefore impaired. Mesa plans to dispose of the 30 aircraft during fiscal 2000. Mesa recognized an impairment loss amounting to approximately $20.6 million. The amount of the impairment was determined by comparing the net book value of the aircraft against data provided by Raytheon Aircraft Corporation (RAC), the manufacturer of the aircraft, on current resale values for aircraft of comparable age and condition. In order to expedite disposal of the aircraft, the Company has signed an agreement with RAC wherein RAC will broker the sale of up to 30 aircraft to third parties.


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

LIQUIDITY AND CAPITAL RESOURCES

     Mesa's cash, cash equivalents and marketable securities as of September 30, 1999 were $56.2 million, representing an increase of $20.5 million over the prior year. Mesa incurred a net loss of $13.4 million in 1999. After adjustment for non-cash activities and the change in certain balance sheet accounts, the Company provided $31.8 million in its operating activities. The primary factors resulting in the difference between earnings from operation and cash flow were:

          (1) a $20.9 million provision and a corresponding $8.3 million write-off of goodwill related to the planned sale of up to 30 Beechcraft 1900D aircraft.

          (2) the non-cash items of depreciation and amortization accounted for $18.2 million of the difference between the net loss and the net cash flow.

          (3) other differences identified in the Consolidated Statements of Cash Flows resulting primarily from the operation of business in the normal course.

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


     As disclosed in Note 5 to the consolidated financial statements, Mesa has classified approximately $121 million of long-term debt and capital lease payments as maturing in 2000. However, of this amount approximately $99 million consists of debt secured by 30 Beech 1900 aircraft that Mesa intends to sell in fiscal 2000. See "Fiscal 1999 Versus Fiscal 1998" elsewhere in this Management's Discussion and Analysis and Notes 5 and 17 to the consolidated financial statements. Although Mesa expects to sell the aircraft in fiscal 2000 and retire the related debt, the $99 million debt is not due and payable prior to its maturity date in 2011 unless the aircraft securing the debt are sold. Management believes that Mesa's existing cash and cash equivalents and currently anticipated cash flows from operations will provide the Company with adequate capital resources to fund the scheduled long-term debt and capital lease payments in 2000.


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

     In October 1999 Mesa resolved various disputed claims it had against BRAD regarding Bombardier's obligation to accept trade in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa will receive up to $9.0 million ($8.5 million cash, $0.5 million credit), $7.1 million of which has been paid to date, and the remainder of which will be paid as each of the remaining 5 CRJ aircraft are permanently financed. For the portion of the settlement attributable to BRAD's refusal to accept trade in EMB-120 aircraft, Mesa will recognize $2 million of other income in the quarter ended December 31, 1999. The remainder of the settlement ($5.1 million) will be recorded as a deferred purchase incentive, to be amortized over the remaining terms of Mesa's CRJ aircraft leases.


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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. CONSOLIDATED FINANCIAL STATEMENTS

     Page 28 -- Independent Auditors' Report

     Page 29 -- Consolidated Statements of Operations -- Years ended September 30, 1999, 1998, and 1997.

     Page 30 -- Consolidated Balance Sheets -- September 30, 1999 and 1998.

     Page 31, -- Consolidated Statements of Cash Flows -- Years ended September 30, 1999, 1998 and 1997.

     Page 32 -- Consolidated Statements of Stockholders' Equity and Comprehensive Loss -- Years ended September 30, 1999, 1998 and 1997.

     Page 33 -- Notes to Consolidated Financial Statements.

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

                                          KPMG LLP

Phoenix, Arizona
January 20, 2000

                         PART 1.  FINANCIAL INFORMATION

                              MESA AIR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Operating revenues:
  Passenger................................................  $398,206    $482,936    $567,842
  Freight and other........................................     6,410      11,930      11,622
                                                             --------    --------    --------
     Total operating revenues..............................   404,616     494,866     579,464
                                                             --------    --------    --------
Operating expenses:
  Flight operations........................................   173,367     195,037     212,352
  Maintenance..............................................    76,309     101,226     107,908
  Aircraft and traffic servicing...........................    55,675      78,673      94,128
  Promotion and sales......................................    32,550      67,706      85,316
  General and administrative...............................    31,658      31,345      30,659
  Depreciation and amortization............................    18,053      26,580      36,558
  Impairment of long-lived assets and goodwill.............    28,902          --          --
  Other operating items....................................   (14,027)     33,343      67,884
                                                             --------    --------    --------
     Total operating expenses..............................   402,487     533,910     634,805
                                                             --------    --------    --------
  Operating income (loss)..................................     2,129     (39,044)    (55,341)
                                                             --------    --------    --------
Other income (expense):
  Interest expense.........................................   (19,096)    (25,382)    (28,518)
  Interest income..........................................     2,166         899       1,837
  Other....................................................     1,986       5,298       1,258
                                                             --------    --------    --------
     Total other expense...................................   (14,944)    (19,185)    (25,423)
                                                             --------    --------    --------
     Loss before income taxes..............................   (12,815)    (58,229)    (80,764)
Income taxes (benefit).....................................       597      (7,762)    (30,438)
                                                             --------    --------    --------
     Net loss..............................................  $(13,412)   $(50,467)   $(50,326)
                                                             ========    ========    ========
Average common shares outstanding: Basic and diluted.......    33,826      33,636      33,085
Net loss per share: Basic and Diluted......................  $   (.40)   $  (1.50)   $  (1.52)

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 52,905    $ 35,668
  Investment securities.....................................     3,306          --
  Receivables, primarily traffic............................    30,859      29,153
  Refundable income taxes...................................        --       9,057
  Expendable parts and supplies, less allowance for
     obsolescence of $2,313 and $2,418, respectively........    24,727      31,687
  Aircraft held for sale....................................    77,412          --
  Prepaid expenses and other current assets.................    12,739       6,791
                                                              --------    --------
     Total current assets...................................   201,948     112,356
Property and equipment, net.................................   160,453     336,194
Lease and equipment deposits................................    22,392      11,515
Intangible assets, less accumulated amortization of $5,140
  and $6,625, respectively..................................    10,855      20,646
Other assets................................................     8,125       3,665
                                                              --------    --------
     Total assets...........................................  $403,773    $484,376
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases......  $121,297    $ 35,714
  Accounts payable..........................................    17,480      17,784
  Air traffic liability.....................................     2,128       4,758
  Accrued compensation......................................     2,324       3,834
  Other accrued expenses....................................    25,679      51,712
                                                              --------    --------
     Total current liabilities..............................   168,908     113,802
Long-term debt and capital leases, excluding current
  portion...................................................   114,234     245,100
Deferred credits and other liabilities......................    24,196      16,825
                                                              --------    --------
     Total liabilities......................................   307,338     375,727
                                                              --------    --------
Stockholders' equity:
  Common stock of no par value, 75,000,000 shares
     authorized; 34,197,752 and 33,727,340 shares issued and
     outstanding............................................   123,492     122,174
  Accumulated deficit.......................................   (27,057)    (13,525)
                                                              --------    --------
     Total stockholders' equity.............................    96,435     108,649
Commitments, contingencies and subsequent events (notes 5,
  8, 9, 10, 12, 16, 17, 18, and 19)
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $403,773    $484,376
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................  $(13,412)   $(50,467)   $(50,326)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Depreciation and amortization............................    18,053      26,637      40,532
  Lease payments in excess of expense amounts..............        --          --        (488)
  Provision for cancellation of code share agreements and
     other operating items.................................   (14,027)     40,443      72,100
  Impairment of long-lived assets..........................    20,562          --          --
  Write-off of goodwill....................................     8,340          --          --
  Deferred income taxes....................................        --      (1,600)    (20,439)
  (Gain) loss on disposal of property and equipment........       164         (20)          5
  Gain on sale of investment securities....................    (1,213)     (4,544)         --
  Amortization and write-off of deferred credits...........      (529)     (5,721)     (1,745)
  Stock bonus plan.........................................        --          --         349
  Provision for doubtful accounts..........................       159       1,036          --
  Changes in assets and liabilities:
     Receivables...........................................    (1,865)     29,235     (12,439)
     Refundable income taxes...............................     9,057      (2,058)     (6,999)
     Expendable parts and supplies.........................     6,960       1,405      (4,745)
     Prepaid expenses and other current assets.............    (5,938)      3,656          90
     Accounts payable......................................      (304)    (12,229)      8,047
     Other accrued liabilities.............................     5,756     (42,240)     (6,060)
                                                             --------    --------    --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES..............    31,763     (16,467)     17,882
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................   (16,140)     (9,774)    (11,517)
Proceeds from sale of property and equipment...............    50,637      17,659       1,877
Proceeds from sale of investment securities................     3,907      11,102       1,000
Purchases of investment securities.........................    (6,000)         --          --
Change in other assets.....................................     1,559        (481)      9,539
Lease and equipment deposits...............................   (11,800)     (1,161)       (339)
                                                             --------    --------    --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES..............    22,163      17,345         560
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt...................        --      29,697         573
Principal payments on long-term debt and obligations under
  capital leases...........................................   (37,997)    (53,449)    (18,446)
Proceeds from issuance of common stock.....................     1,308       2,200         123
Change in short term borrowings............................        --        (904)        641
Common stock repurchased and retired.......................        --          --          --
Change in deferred credits.................................                    --       1,023
                                                             --------    --------    --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES..............   (36,689)    (22,454)    (16,086)
                                                             --------    --------    --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS...............    17,237     (21,576)      2,356
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........    35,668      57,244      54,888
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $ 52,905    $ 35,668    $ 57,244
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                           RETAINED      ACCUMULATED
                                                                           EARNINGS         OTHER
YEARS ENDED SEPTEMBER 30,        NUMBER OF     COMMON    COMPREHENSIVE   (ACCUMULATED   COMPREHENSIVE
1999, 1998 AND 1997                SHARES      STOCK         LOSS          DEFICIT)        INCOME        TOTAL
-------------------------        ----------   --------   -------------   ------------   -------------   --------
Balance at September 30, 1996
  as previously reported.......  28,243,382   $100,876                     $121,283        $2,507       $224,666
Effect of merger with CCAIR....   4,810,068     17,803                      (16,492)           --          1,311
                                 ----------   --------                     --------        ------       --------
Balance at September 1996......  33,053,450    118,679                      104,791         2,507        225,977
Exercise of options............      16,333        123                           --            --            123
Stock bonus plan...............      34,869        349                           --            --            349
Tax benefits from sale of
  optioned stock...............          --         13                           --            --             13
Other comprehensive income:
  Net unrealized change in
    investment securities, net
    of taxes...................          --         --     $    534                           534            534
  Net loss.....................          --         --      (50,326)        (50,326)           --        (50,326)
                                                           --------
Total comprehensive loss.......          --         --     $(49,792)             --            --             --
                                 ----------   --------     --------        --------        ------       --------
Balance at September 30,
  1997.........................  33,104,652    119,164                       54,465         3,041        176,670
Exercise of options............     159,745        623                           --            --            623
Issuance of stock..............     649,363      3,125                           --            --          3,125
Grant of compensatory
  warrants.....................          --        240                           --            --            240
Retirement of stock............    (186,420)    (1,022)                          --            --         (1,022)
Tax benefits from sale of
  optioned stock...............          --         44                           --            --             44
Other comprehensive income:
  Net unrealized change in
    investment securities, net
    of taxes...................          --         --       (3,041)             --        (3,041)        (3,041)
  Net loss.....................          --         --      (50,467)        (50,467)           --        (50,467)
                                                           --------
Total comprehensive loss.......          --         --     $(53,508)             --            --             --
                                                           ========
CCAIR, Inc. net loss for the
  six months ended December 31,
  1997.........................          --         --                      (17,523)           --        (17,523)
                                 ----------   --------                     --------        ------       --------
Balance at September 30,
  1998.........................  33,727,340    122,174                      (13,525)           --        108,649
Exercise of options............     470,412      1,308                           --            --          1,308
Tax benefits from sale of
  optioned stock...............          --         10                           --            --             10
Net loss and total
  comprehensive loss...........          --         --                      (13,412)           --        (13,412)
CCAIR, Inc. net loss for the
  quarter ended December 31,
  1998.........................          --         --                         (120)           --           (120)
                                 ----------   --------                     --------        ------       --------
Balance at September 30,
  1999.........................  34,197,752   $123,492                     $(27,057)           --       $ 96,435
                                 ==========   ========                     ========        ======       ========

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

                              MESA AIR GROUP, INC.

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

                              MESA AIR GROUP, INC.

     Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings...................................  30 years
Flight equipment............................  7-20 years
Leasehold improvements......................  Life or term of lease, whichever is less
Equipment...................................  5-12 years
Furniture and fixtures......................  3-5 years
Vehicles....................................  5 years

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

                              MESA AIR GROUP, INC.

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

  l. Net Loss Per Share

     The numbers of shares used in the net loss per share calculation are as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Basic:
  Weighted average shares outstanding during the year....  33,826    33,636    33,085
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

                              MESA AIR GROUP, INC.

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

     In June 1998, the FASB Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

                              MESA AIR GROUP, INC.

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

     Combined and separate results of Mesa and CCAIR are as follows (in thousands):

                                            MESA       CCAIR     ADJUSTMENTS    COMBINED
                                          --------    -------    -----------    --------
Year ended September 30, 1999
  Operating revenues....................  $325,559    $79,057      $    --      $404,616
  Net earnings (loss)...................  $(16,428)   $ 2,194      $   822      $(13,412)
Year ended September 30, 1998
  (CCAIR as of December 31, 1998)
  Operating revenues....................  $423,541    $71,325      $    --      $494,866
  Net earnings (loss)...................  $(53,434)   $ 3,380      $  (413)     $(50,467)
Year ended September 30, 1997
  (CCAIR as of June 30, 1997) Operating
  revenues..............................  $510,977    $68,487      $    --      $579,464
  Net earnings (loss)...................  $(48,597)   $   519      $(2,248)     $(50,326)

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

                              MESA AIR GROUP, INC.

ended December 31, 1997 of $17,523,000 has also been reflected as an adjustment to retained earnings. CCAIR's results of operations for the six-month period ended December 31, 1997 were:

Operating revenues......................................    $ 32,836
Operating expenses......................................     (49,743)
                                                            --------
Operating loss..........................................     (16,907)
                                                            --------
Net loss................................................    $(17,523)
                                                            ========

3. INVESTMENT SECURITIES

     Investment securities classified as trading are summarized as follows:

                                                       SEPTEMBER 30,
                                            -----------------------------------
                                                  1999               1998
                                            ----------------    ---------------
                                             COST     MARKET    COST     MARKET
                                            BASIS     VALUE     BASIS    VALUE
                                            ------    ------    -----    ------
                                                      (IN THOUSANDS)
Trading securities........................  $3,139    $3,306     $--       $--
                                            ======    ======     ==        ==

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

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Flight equipment, substantially pledged.....................  $190,974    $392,969
Other equipment.............................................    19,285      16,255
Leasehold improvements......................................     4,457       3,685
Furniture and fixtures......................................     2,603       1,802
Buildings...................................................     4,150      10,091
Land........................................................        --         525
Vehicles....................................................     1,573       1,662
                                                              --------    --------
                                                               223,042     426,989
Less accumulated depreciation and amortization..............   (62,589)    (90,795)
                                                              --------    --------
Net property and equipment..................................  $160,453    $336,194
                                                              ========    ========

                              MESA AIR GROUP, INC.

5. LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consist of the following:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Notes payable to manufacturers:  approximately $2.1 million, including interest, due monthly through 2011. Notes
  provide variable rates of interest ranging from 6.87% to
  7.5% at September 30, 1999. Secured by aircraft...........  $ 220,079    $236,639
Notes payable to manufacturers:  principal and interest due
  in October 1999. Notes provide for fixed interest at 7.5%.
  Secured by aircraft.......................................      2,100      23,100
Notes payable to banks:  Approximately $93,500 in principal
  due monthly plus interest indexed to adjusted LIBOR rates
  (7.31% to 7.56% at September 30, 1999) through 2006.
  Secured by aircraft.......................................      1,500       8,174
Mortgage note payable to bank, secured by real estate, due
  monthly: interest only in year one at 7%, years 2-10
  principal plus interest at 7 1/2%, with balance due April
  2009......................................................      1,114          --
Capital leases:  due in monthly installments through
  December 1999; interest indexed to the prime rate Secured
  by equipment..............................................         36       2,677
Note payable to manufacturer (note 12)......................      8,336       8,336
Other.......................................................      2,366       1,888
                                                              ---------    --------
Total long-term debt and capital leases.....................    235,531     280,814
Less current portion........................................   (121,297)    (35,714)
                                                              ---------    --------
Net long-term debt and capital leases.......................  $ 114,234    $245,100
                                                              =========    ========

     Principal maturities of long-term debt and capital leases for each of the next five years and thereafter are as follows:

                                                YEARS ENDING SEPTEMBER 30,
                                                --------------------------
                                                      (IN THOUSANDS)
2000........................................             $121,297
2001........................................                7,185
2002........................................                7,606
2003........................................                7,926
2004........................................                8,277
Thereafter..................................               83,240

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

                              MESA AIR GROUP, INC.

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

6. INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                          1999     1998        1997
                                                          ----    -------    --------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $422    $(6,162)   $ (9,999)
  State.................................................   175         --          --
                                                          ----    -------    --------
                                                           597     (6,162)     (9,999)
                                                          ----    -------    --------
Deferred:
  Federal...............................................    --     (1,451)    (16,054)
  State.................................................    --       (149)     (4,385)
                                                          ----    -------    --------
                                                            --     (1,600)    (20,439)
                                                          ----    -------    --------
                                                          $597    $(7,762)   $(30,438)
                                                          ====    =======    ========

                              MESA AIR GROUP, INC.

     The actual income tax expense (benefit) differs from the "expected" tax expense benefit (computed by applying the U.S. federal corporate income tax rate of 35 percent in 1999, 1998 and 1997 to loss before income taxes) as follows:


                                                         YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Computed "expected" tax benefit.....................  $(4,485)   $(20,380)   $(28,246)
Increase (reduction) in income taxes resulting from:
  Non-deductible amortization of intangibles........      207          98          98
  Utilization of net operating loss carryforward....       --      (1,183)         --
  Tax exempt interest...............................       --          --          (1)
  State taxes, net of federal tax impact Benefit....      114         (97)     (2,850)
  Other.............................................     (636)       (700)        561
Increase in valuation allowance.....................    5,397      14,500          --
                                                      -------    --------    --------
  Total income tax expense (benefit)................  $   597    $ (7,762)   $(30,438)
                                                      =======    ========    ========


     Elements of deferred income tax assets (liabilities) are as follows:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
     Inventory, parts and equipment allowances..............  $  5,170    $  3,729
     Accrued expenses.......................................       279       1,860
     Other accrued liabilities..............................    11,376       2,825
     Provisions not deductible for tax......................    19,642      20,764
     AMT credit carryover...................................     2,751       2,233
Benefit of net operating loss and tax credit carry
  forwards..................................................    52,459      61,461
                                                              --------    --------
                                                                91,677      92,872
     Valuation allowance....................................   (28,497)    (23,100)
                                                              --------    --------
     Net deferred tax assets................................    63,180      69,772
     Deferred tax liabilities:
     Property and equipment.................................   (63,180)    (69,772)
                                                              --------    --------
                                                              $      0    $      0
                                                              ========    ========

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

                              MESA AIR GROUP, INC.

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

     Transactions involving stock options under these plans are summarized as follows:

                                     1999                  1998                  1997
                              ------------------    ------------------    ------------------
                                        WEIGHTED              WEIGHTED              WEIGHTED
                                        AVERAGE               AVERAGE               AVERAGE
                              SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                              (000)      PRICE      (000)      PRICE      (000)      PRICE
                              ------    --------    ------    --------    ------    --------
Outstanding at beginning of
  year:.....................  5,165       8.29      4,174       8.49      4,087       9.03
Granted.....................  1,305       5.86      1,619       8.05        824       5.54
Exercised...................   (470)      2.78       (128)      4.67        (20)      6.43
Canceled/Forfeited..........    (90)      5.32       (500)      9.75       (717)      7.92
                              -----       ----      -----       ----      -----       ----
Outstanding at end of
  year......................  5,910       8.24      5,165       8.34      4,174       8.54
                              =====       ====      =====       ====      =====       ====

     At September 30, 1999, the range of exercise prices for the aforementioned options was $4.88 -- $17.25 and the weighted-average contractual life of all options was 9.2 years. The number of options exercisable at September 30, 1999 was 2,779,633, and the weighted-average exercise price of these options was $10.04.

                              MESA AIR GROUP, INC.

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

                                                       1999        1998        1997
                                                     --------    --------    --------
Net loss
As reported........................................  $(13,412)   $(50,467)   $(50,326)
                                                     ========    ========    ========
     Pro forma.....................................  $(18,863)   $(50,741)   $(50,391)
                                                     ========    ========    ========
Loss per share -- Basic:
     As reported...................................  $  (0.40)   $  (1.50)   $  (1.52)
                                                     ========    ========    ========
     Pro forma.....................................  $  (0.56)   $  (1.51)   $  (1.52)
                                                     ========    ========    ========
Loss per share -- Diluted:
     As reported...................................  $  (0.40)   $  (1.50)   $  (1.52)
                                                     ========    ========    ========
     Pro forma.....................................  $  (0.53)   $  (1.51)   $  (1.52)
                                                     ========    ========    ========

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

                              MESA AIR GROUP, INC.

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

     Future minimum lease payments under non-cancelable operating leases are as follows:

              YEARS ENDING SEPTEMBER 30:                 (IN THOUSANDS)
              --------------------------                 --------------
2000...................................................     $ 61,770
2001...................................................       60,379
2002...................................................       60,185
2003...................................................       59,351
2004...................................................       58,834
Thereafter.............................................      529,688

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

                              MESA AIR GROUP, INC.

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

11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Cash paid for interest, net of amounts capitalized....  $15,702    $15,889    $28,499
Cash paid for income taxes............................       --    $ 4,138    $ 2,697

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

                              MESA AIR GROUP, INC.

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

                              MESA AIR GROUP, INC.

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

                              MESA AIR GROUP, INC.

14. VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                                CHARGED TO
                                              BALANCE AT        COSTS AND                   BALANCE AT
                                           BEGINNING OF YEAR     EXPENSES     DEDUCTIONS    END OF YEAR
                                           -----------------    ----------    ----------    -----------
                                                                  (IN THOUSANDS)
ALLOWANCE FOR OBSOLESCENCE DEDUCTED FROM
  EXPENDABLE PARTS AND SUPPLIES
September 30, 1999.......................       $2,418            $   --        $(105)        $2,313
September 30, 1998.......................        3,097               -0-         (679)         2,418
September 30, 1997.......................        1,816             1,281          -0-          3,097

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited quarterly financial data (in thousands):

                                           FIRST       SECOND      THIRD       FOURTH
                                          QUARTER     QUARTER     QUARTER     QUARTER
                                          --------    --------    --------    --------
1999
Operating revenues......................  $ 97,720    $ 97,194    $105,272    $104,430
Operating income (loss).................     5,838       7,587       8,374     (19,670)
Net earnings (loss).....................     1,762       4,302       4,782     (24,258)
Net earnings (loss) per
  share -- basic........................      0.05        0.13        0.14       (0.72)
Net earnings (loss) per
  share -- diluted......................      0.05        0.13        0.14       (0.72)
1998
Operating revenues......................  $139,122    $137,726    $117,590    $100,428
Operating income (loss).................   (35,094)     (9,026)      1,275       3,801
Net earnings (loss).....................   (38,543)    (11,156)     (3,263)      2,495
Net earnings (loss) per
  share -- basic........................     (1.14)      (0.33)      (0.10)       0.07
Net earnings (loss) per
  share -- diluted......................     (1.14)      (0.33)      (0.10)       0.07

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

                              MESA AIR GROUP, INC.

16. OTHER OPERATING ITEMS

     Other operating items consist of the following expenses (income):

                                                               SEPTEMBER 30,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Provision for non-renewal of the WestAir and Early
  termination of the UAL code-share agreement
  (elimination of excess reserve)....................  $(14,027)   $26,843    $72,100
Cessation of Ft. Worth jet operations................        --      4,000         --
Settlement of shareholder lawsuit....................        --      2,500         --
Settlement with manufacturer.........................        --         --     (5,220)
Aircraft return provision............................        --         --      1,004
                                                       --------    -------    -------
                                                       $(14,027)   $33,343    $67,884
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

                              MESA AIR GROUP, INC.

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

     The restructuring provisions and the activity in the accruals, related to the UAL code-share agreements and the Ft. Worth operations, can be summarized as follows:

                                                      PROVISION
                                      ------------------------------------------
                                      SEPTEMBER 30,    DECEMBER 30,    MARCH 31,      TOTAL
                                          1997             1997          1998       PROVISION
                                      -------------    ------------    ---------    ---------
Aircraft and related parts..........     $39,500         $21,943        $   --      $ 61,443
Denver intangibles..................      26,343              --            --        26,343
Severance and other.................       6,257          12,000            --        18,257
Ft. Worth operations................          --              --         4,000         4,000
                                         -------         -------        ------      --------
                                         $72,100         $33,943        $4,000      $110,043
                                         =======         =======        ======      ========

                                               PROVISION       BALANCE       PROVISION       BALANCE
                                    TOTAL      UTILIZED/    SEPTEMBER 30,    UTILIZED/    SEPTEMBER 30,
                                  PROVISION    RELEASED         1998         RELEASED         1999
                                  ---------    ---------    -------------    ---------    -------------
Aircraft and related parts......  $ 61,443     $(34,172)       $27,271       $(27,271)        $ --
Denver intangibles..............    26,343      (26,343)            --             --           --
Severance and other.............    18,257      (11,423)         6,834         (6,008)         826
Ft. Worth operations............     4,000       (3,723)           277           (277)          --
                                  --------     --------        -------       --------         ----
                                  $110,043     $(75,661)       $34,382       $(33,556)        $826
                                  ========     ========        =======       ========         ====

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

                              MESA AIR GROUP, INC.

     Additionally, Mesa recognized an $8.3 million charge against the previously recorded goodwill of the related east coast operations acquired in fiscal 1994 which have been deemed to have insufficient undiscounted cash flow to recover the intangible asset.

18. RELATED PARTY TRANSACTIONS

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

19. SUBSEQUENT EVENTS


     On November 4, 1999, Mesa settled various outstanding disputes with Bombardier, Inc. Under terms of the settlement, Bombardier will pay to Mesa a total of $8,500,000. To date, Bombardier has paid $7,100,000. For the portion of the settlement attributable to BRAD's refusal to accept trade in EMB-120 aircraft, Mesa will recognize $2 million of other income in the quarter ended December 31, 1999. The remainder of the settlement ($5.1 million) will be recorded as a deferred purchase incentive, to be amortized over the remaining terms of Mesa's CRJ aircraft leases.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the names and ages of the directors and executive officers of Mesa and certain additional information:

                                                                                               DIRECTOR
NAME                                        AGE                    POSITION                     SINCE
----                                        ---                    --------                    --------
Jonathan G. Ornstein......................  42     Chairman of the Board, Director,              1998
                                                   President and Chief Executive Officer
Paul R. Madden............................  73     Vice Chairman of the Board and Director       1997
Daniel J. Altobello.......................  59     Director                                      1998
Jack Braly................................  58     Director                                      1993
Herbert A. Denton.........................  52     Director                                      1998
Ronald R. Fogleman........................  57     Director                                      1998
Maurice A. Parker.........................  53     Director                                      1998
George Murnane III........................  41     Director                                      1999
Larry L. Risley...........................  55     Chairman Emeritus and Director                1983
James E. Swigart..........................  48     Director                                      1998
Michael J. Lotz(1)........................  39     Chief Operating Officer                         --
Robert B. Stone(2)........................  43     Chief Financial Officer and Treasurer           --
Blaine M. Jones(3)........................  44     Chief Financial Officer and Treasurer           --
Andre H. Merrett..........................  35     Vice President and General Counsel              --
William P. Kostel.........................  36     Vice President of Planning                      --
Michael Ferverda..........................  55     Senior Vice President of Flight                 --
                                                   Operations
George Lippemeier.........................  58     Vice President of Safety and Regulatory         --
                                                   Compliance
Robert Moye...............................  54     Senior Vice President of Maintenance            --
Greg Stephens.............................  35     Vice President of Customer Service              --
Pete Hayes................................  59     Vice President of Flight Training               --
Mike Suckow...............................  41     Vice President of Systems Control               --

---------------
(1) Served as Chief Financial Officer and Treasurer from August 1999 to January 2000.

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

     Daniel J. Altobello, age 59, has been a director of Mesa since January 29, 1998, and has served as Chairman of the Compensation and Nominating Committees. Since September 1995, Mr. Altobello has been the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc., and LSG/ SKY Chefs, and the largest airline catering company in the world. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial position with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President, Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University, including service as Vice President, Administration Service. He is a member of the board of directors of American Management Systems, Inc., Colorado Prime Foods, Care First, Inc., Care First of Maryland, Inc., Mesa Air Group, Inc., World Airways, Inc., First Union Realty Trust, Atlantic Aviation Holdings and SodexhoMarriott, Inc. and a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc., and the Woodstock Theological Center at Georgetown University.

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

     George Lippemeier, age 58, Vice President of Safety and Regulatory Compliance joined Mesa in September 1998. Mr. Lippemeier served as the Director of Quality Assurance at Virgin Express S.A./N.V. from April 1997 to July 1998. Mr. Lippemeier held several positions with Mesa from November 1989 to March 1997 including, Director of Operations, Vice President of Flight
Operations -- WestAir Airlines, and President -- Desert Sun Airlines. Prior to joining Mesa in 1989, Mr. Lippemeier spent 25 years in the United States Air Force as a pilot, serving in numerous management and command positions.

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

                                                              OTHER
                                                              ANNUAL                   ALL OTHER
                                        SALARY    BONUS    COMPENSATION    OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR     ($)      ($)        ($)(1)         (#)          ($)
---------------------------      ----   -------   ------   ------------   ---------   ------------
Jonathan G. Ornstein...........  1999   200,000               5,128         150,000
  Chief Executive Officer        1998    84,615                           1,000,000
Larry Risley...................  1999   349,038
  Manager of Special Projects    1998   318,315
Archille Paquette..............  1999   132,692   75,054      2,353
  President, AirMidwest, Inc.    1998   130,000   65,000                     60,000
Robert Moye....................  1999    69,808   35,000
  Sr. VP of Maintenance          1998   100,000                              60,000
Michael J. Lotz................  1999   122,654   90,054        385         300,000
  Chief Financial Officer
Blaine Jones...................  1999    84,615   90,000      4,423         150,000
  Chief Financial Officer(2)     1998    46,154                              75,000

---------------
(1) These amounts represent both vested and non-vested Mesa contributions to the individual named executive officer's 401(k) plan. Under Mesa's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. Mesa currently makes matching contributions equal to 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. Contributions by Mesa to the 401(k) plans for the year ended September 30, 1999 were $1,485,618.

(2) Mr. Jones ceased to be employed by the Company as of August 13, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                           PERCENT OF
                                             TOTAL                                 POTENTIAL REALIZABLE VALUE
                            NUMBER OF     OPTIONS/SARS                             AT ASSUMED ANNUAL RATES OF
                            SECURITIES     GRANTED TO    EXERCISE                 STOCK PRICE APPRECIATION FOR
                            UNDERLYING     EMPLOYEES      OF BASE                          OPTION TERM
                           OPTIONS/SARS    IN FISCAL       PRICE     EXPIRATION   -----------------------------
NAME                        GRANTED(#)        YEAR       ($/SH)(3)      DATE          5%(4)          10%(4)
----                       ------------   ------------   ---------   ----------   -------------   -------------
Jonathan G.
  Ornstein(1)............    150,000          11.5%        6.19       04/01/09     $  562,841      $1,462,308
Michael J. Lotz(2),
  (3)....................    300,000          23.0%        6.00       12/28/08     $1,055,725      $2,721,997
Larry Risley.............      5,486           0.4%        6.19       04/01/04     $   21,962      $   57,944
Robert Moye(2)...........     30,000           2.3%        6.19       04/01/09     $  112,568      $  292,461
Archille Paquette........     60,000           4.6%        5.00       10/21/08     $  194,102      $  512,112
Blaine Jones(5)..........     75,000           5.7%        6.19       04/01/09     $  300,252      $  792,173

---------------
(1) The options to Mr. Ornstein were granted under 1998 Key Officer Stock Option Plan and are exercisable in annual 1/3 increments with 1/3 vesting immediately on the grant date of April 1, 1999.

(2) The options to Messrs. Lotz and Moye were granted under 1st Amendment to the Restated & Amended Mesa Airline Stock Option Plan. The shares issued under the Mesa Airline Stock Option Plan vest in annual 1/3 increments beginning one year after the date of the grant.

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                           SHARES                              OPTIONS AT             IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON       VALUE           SEPTEMBER 30, 1999            SEPTEMBER 30, 1999
NAME                     EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                     -----------   --------------   -------------------------   ----------------------------
Jonathan G. Ornstein...       0              0               729,667/433,333                $0/$0
Michael J. Lotz........       0              0                     0/300,000                $0/$0
Larry Risley...........       0              0               550,000/50,000            $25,000/$12,500
Robert Moye............       0              0                     0/60,000                 $0/$0
Archille Paquette......       0              0               109,333/68,333                 $0/$0
Blaine Jones...........       0              0               125,000/100,000                $0/$0

---------------
(1) Based on the closing price of Mesa common stock on September 30, 1999 of $6.125 per share, as reported by the NASDAQ National Market.

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

                                                 AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP
                                               ------------------------
NAME AND ADDRESS OF                                          OPTIONS/
BENEFICIAL OWNER                                SHARES      WARRANTS(1)    TOTAL(1)     PERCENT(1)
-------------------                            ---------    -----------    ---------    ----------
Larry L. Risley..............................    516,380       561,258     1,077,638       3.10
Jack Braly...................................                   24,258        24,258          *
Paul R. Madden...............................      5,000        28,302        33,302          *
Jonathan G. Ornstein(2)......................  2,291,223       724,860     3,016,083       8.64
James E. Swigart(3)..........................  2,136,926        40,010     2,176,936       6.36
Daniel J. Altobello..........................      1,000        24,258        25,258          *
Herbert A. Denton(4).........................    416,552        24,258       440,810       1.29
Ronald R. Fogleman...........................        200        24,258        24,458          *
George Murnane III...........................     43,837        21,021        64,858          *
Maurice Parker...............................                    7,297         7,297          *
Michael J. Lotz..............................                  100,000       100,000          *
Archille Paquette............................                  111,667       111,667          *
Blaine Jones.................................        264                         264          *
Bob Moye.....................................                                                 *
Barlow Partners II, LP(5)....................  2,099,121                   2,099,121       6.14
1954 Airport Rd., Suite 200
Atlanta, GA 30341
Wisconsin Investment Board...................  3,190,000                   3,190,000       9.33
P.O. Box 7842
Madison, Wisconsin 53702

                                                 AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP
                                               ------------------------
NAME AND ADDRESS OF                                          OPTIONS/
BENEFICIAL OWNER                                SHARES      WARRANTS(1)    TOTAL(1)     PERCENT(1)
-------------------                            ---------    -----------    ---------    ----------
The Equitable Companies Incorporated(6)......  1,520,000                   1,520,000       4.44
Alliance Capital(7)
1290 Avenue of the Americas
New York, NY 10104
Franklin Advisors, Inc.......................  2,507,000                   2,507,000       7.33
777 Mariners Blvd
San Mateo, CA 94404
Dimensional Fund Advisors, Inc...............  2,004,500                   2,004,500       5.86
1299 Ocean Ave., 11th Floor
Santa Monica, CA 90401-1038
All directors and officers as a group........  3,311,997     1,628,780     4,940,777      13.79
(19 individuals)

---------------
(1) Includes options and warrants exercisable on December 10, 1999 or within 60 days thereafter. Holdings of less than 1% are indicated by "*".

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

          2.  Reports on Form 8-K
              None

          3.  Exhibits

     The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
   2.1    Plan and Agreement of Merger of Mesa Air   Filed as Exhibit 2.1 to Registrant's Form
          Group, Inc. into Mesa Holding, Inc. dated  10-K for the fiscal year ended September
          September 16, 1996                         30, 1996, incorporated herein by
                                                     reference
   2.2    Merger Agreement, dated as of January 28,  Filed as Annex A to the Registrant's Form
          1998 between Mesa Air Group, Inc., Mesa    S-4 Registration Statement, Registration
          Merger Corporation and CCAIR, Inc.         No. 333-76591, incorporated herein by
                                                     reference
   3.1    Articles of Incorporation of Mesa Air      Filed as Exhibit 3.1 to Registrant's Form
          Holdings, Inc. dated May 28, 1996          10-K for the fiscal year ended September
                                                     30, 1996, incorporated herein by
                                                     reference
   3.2    Bylaws of Mesa Air Group, Inc., as         Filed as Exhibit 3.2 to Registrant's Form
          amended                                    10-K for the fiscal year ended September
                                                     30, 1996, incorporated herein by
                                                     reference
   4.1    Form of Common Stock certificate           Filed as Exhibit 4.5 to Amendment No. 1
                                                     to Registrant's Form S-18, Registration
                                                     No. 33-11765 filed March 6, 1987,
                                                     incorporated herein by reference
   4.2    Form of Common Stock certificate (issued   Filed as Exhibit 4.8 to Form S-1,
          after November 12, 1990)                   Registration No. 33-35556 effective
                                                     December 6, 1990, incorporated herein by
                                                     reference
  10.1    Form of Employee Non-Incentive Stock       Filed as Exhibit 4.12 to Registrant's
          Option Plan, dated as of June 2, 1992      Form 10-K for the fiscal year ended
                                                     September 30, 1992, Commission File No.
                                                     33-15495, incorporated herein by
                                                     reference
  10.2    Form of Non-Incentive Stock Option issued  Filed as Exhibit 4.13 to Registrant's
          under Mesa Airlines, Inc. Employee         Form 10-K for the fiscal year ended
          Non-Incentive Stock Option Plan, dated as  September 30, 1992, Commission File No.
          of June 2, 1992                            33-15495, incorporated herein by
                                                     reference
  10.3    Form of Mesa Airlines, Inc. Outside        Filed as Exhibits 4.1, 4.2 and 4.3 to
          Directors Stock Option Plan, dated as of   Registration No. 33-09395 effective
          March 9, 1993                              August 1, 1996
  10.4    Form of Stock Option issued under Mesa     Filed as Exhibit 4.4 to Registration No.
          Airlines, Inc. Outside Director's Stock    33-09395 effective August 1, 1996
          Option Plan, dated as of March 9, 1993

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
  10.5    Form of Mesa Airlines, Inc. Additional     Filed as Exhibit 4.5 to Registration No.
          Outside Directors Stock Option Plan dated  33-09395 effective August 1, 1996 as of December 9, 1994
  10.6    Form of Non-Qualified Stock Option Issued  Filed as Exhibit 4.6 to Registration No.
          Under Mesa Airlines, Inc. Additional       33-09395 effective August 1, 1996
          Outside Directors' Stock Option Plan
  10.7    Form of Mesa Air Group, Inc. Restated and  Filed as Exhibit 4.1 to Registration No.
          Amended Employee Stock Option Plan dated   33-02791 effective April 24, 1996
          April 23, 1996
  10.8    Form of Non-Qualified Stock Option issued  Filed as Exhibit 4.2 to Registration No.
          under Mesa Air Group, Inc. Restated and    33-02791 effective April 24, 1996
          Amended Employee Stock Option Plan dated
          April 23, 1996
  10.9    Form of Qualified Stock Option issued      Filed as Exhibit 4.3 to Registration No.
          under Mesa Air Group, Inc. Restated and    33-02791 effective April 24, 1996
          Amended Employee Stock Option Plan dated
          April 23, 1996
 10.10    Mesa Air Group, Inc. Key Officer Stock     Filed as Appendix A to Registrant's
          Option Plan                                Definitive Proxy Statement, dated June
                                                     19, 1998
 10.11    Outside Directors' Stock Option Plan       Filed as Appendix B to Registrant's
                                                     Definitive Proxy Statement, dated June
                                                     19, 1998
 10.12    Employee Stock Option Plan, as amended     Filed as Appendix C to Registrant's
                                                     Definitive Proxy Statement, dated June
                                                     19, 1998
 10.13    Agreement between Beech Aircraft           Filed as Exhibit 10.30 to Form S-1,
          Corporation and Mesa Airlines, Inc.,       Registration No. 33-35556 effective
          dated April 30, 1990                       December 6, 1990, incorporated herein by
                                                     reference
 10.14    Sublease Agreement between Air Midwest,    Filed as Exhibit 10.32.1 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated April  Registration No. 33-35556 effective
          27, 1990 for Embraer Brasilia aircraft     December 6, 1990, incorporated herein by
          120.180                                    reference
 10.15    Agreement between Air Midwest, Inc. and    Filed as Exhibit 10.32.3 to Form S-1,
          Mesa Airlines, Inc., dated February 27,    Registration No. 33-35556 effective
          1990, for purchase of four Embraer         December 6, 1990, incorporated herein by
          Brasilia aircraft                          reference
 10.16    Letter Agreement between McDonnell         Filed as Exhibit 10.32.4 to Form S-1,
          Douglas Finance Corporation, Air Midwest,  Registration No. 33-35556 effective
          Inc. and Mesa Airlines, Inc., dated March  December 6, 1990, incorporated herein by
          19, 1990, as amended, regarding lease and  reference
          sublease of four Embraer Brasilia
          aircraft
 10.17    Sublease Agreement between Air Midwest     Filed as Exhibit 10.32.5 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated July   Registration No. 33-35556 effective
          26, 1990, for Embraer Brasilia aircraft    December 6, 1990, incorporated herein by
          120.193                                    reference

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.18    Lease Agreement between McDonnell Douglas  Filed as Exhibit 10.32.6 to Form S-1,
          Finance Corporation and Mesa Airlines,     Registration No. 33-35556 effective
          Inc., dated July 26, 1990, for Embraer     December 6, 1990, incorporated herein by
          Brasilia aircraft 120.193                  reference
 10.19    Sublease Agreement between Air Midwest     Filed as Exhibit 10.32.7 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated        Registration No. 33-35556 effective
          September 26, 1990, for Embraer Brasilia   December 6, 1990, incorporated herein by
          aircraft 120.203                           reference
 10.20    Lease Agreement between McDonnell Douglas  Filed as Exhibit 10.32.8 to Form S-1,
          Finance Corporation and Mesa Airlines,     Registration No. 33-35556 effective
          Inc., dated September 26, 1990, for        December 6, 1990, incorporated herein by
          Embraer Brasilia aircraft 120.203          reference
 10.21    Form of Directors' and Officers'           Filed as Exhibit 10.41 to Form S-1,
          Indemnification Agreement                  Registration No. 33-35556 effective
                                                     December 6, 1990, incorporated herein by
                                                     reference
 10.22    Agreement Relating to the Settlement of    Filed as Exhibit 10.45 to Form S-1,
          Interline Accounts through Airlines        Registration No. 33-35556 effective
          Clearing House, Inc., between Airlines     December 6, 1990, incorporated herein by
          Clearing House, Inc. and Mesa Airlines,    reference
          Inc., dated September 2, 1981
 10.23    Agreement between Beech Aircraft           Filed as Exhibit 10.42 to Form 10-K for
          Corporation and Mesa Airlines, Inc.,       fiscal year ended September 30, 1991,
          dated September 18, 1991                   Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.24    Agreement between USAirways, Inc. and Air  Filed as Exhibit 10.43 to Form 10-K for
          Midwest, Inc.                              fiscal year ended September 30, 1991,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.25    Agreement between USAirways, Inc. and      Filed as Exhibit 10.44 to Form 10-K for
          FloridaGulf Airlines, Inc.                 fiscal year ended September 30, 1991,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.26    Sublease agreement between Trans States    Filed as Exhibit 10.45 to Form 10-K for
          Airlines, Inc. and Air Midwest, Inc.       fiscal year ended September 30, 1992,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.27    Agreement between Beech Aircraft           Filed as Exhibit 10.47 to Form 10-K for
          Corporation, Beech Acceptance              fiscal year ended September 30, 1992,
          Corporation, Inc. and Mesa Airlines,       Commission File No. 0-15495, incorporated
          Inc., dated August 21, 1992                herein by reference
 10.28    Agreement between America West Airlines,   Filed as Exhibit 10.48 to Form 10-K for
          Inc. and Mesa Airlines, Inc.               fiscal year ended September 30, 1992,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.29    Plan and Agreement to Merge between Mesa   Filed as Exhibit A to Form S-4
          Airlines, Inc., Mesa Acquisition           Registration No. 33-45638, effective
          Corporation and WestAir Holding, Inc.,     April 17, 1992, incorporated herein by
          dated February 7, 1992.                    reference
 10.30    Certificate of Public Convenience and      Filed as Exhibit 10.1(a) to WestAir
          Necessity for WestAir Commuter Airlines,   Holding, Inc.'s Registration Statement on
          Inc.                                       Form S-1, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.31    Original Agreement to Lease dated as of    Filed as Exhibit 10.44 to WestAir
          April 27, 1987 between NPA, Inc. ("NPA")   Holding, Inc.'s Registration Statement on
          and British Aerospace, Inc. ("BAe") with   Form S-1, Commission File No. 33-24316,
          a Letter to FG Holdings, Inc. ("FGH")      incorporated herein by reference
          dated March 11, 1988 and Amendment No. 1
          to Agreement to Lease dated as of March
          3, 1988 between BAe and FGH
 10.32    Side Letter Agreement to NPA from JACO     Filed as Exhibit 10.48 to WestAir
          dated June 4, 1987                         Holding, Inc.'s Registration Statement on
                                                     Form S-1, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.33    Promissory Note to Textron for spare       Filed as Exhibit 10.80 to WestAir
          parts as executed by WestAir, dated        Holding, Inc.'s Form 10-K dated December
          December 30, 1988                          31, 1988, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.34    Amended and Restated Stock Purchase        Filed as Exhibit 10.42(a) to WestAir
          Agreement, dated September 30, 1991 among  Holding, Inc.'s Form 10-K for the year
          WestAir Holding, Inc., WestAir Commuter    ended December 31, 1991, Commission File
          Airlines, Inc. and Atlantic Coast          No. 33-24316, incorporated herein by
          Airlines, Inc., relating to the sale of    reference
          the Atlantic Coast division of WestAir
          Commuter Airlines, Inc.
 10.35    Agreement of Purchase and Sales of Assets  Filed as Exhibit 10.90 to Mesa Airlines,
          by and among Crown Airways, Inc., Phillip  Inc. Form 10-K for the year ended
          R. Burnaman, A. J. Beiga and Mesa          September 30, 1994, Commission File No.
          Airlines, Inc., dated as of December 16,   0-15495
          1993
 10.36    Supplemental Agreement No. 9/03/94         Filed as Exhibit 10.66 to Mesa Airlines,
          Beechcraft 1900 D Airliner Acquisition     Inc. Form 10-K for the year ended
          Master Agreement between Mesa Airlines,    September 30, 1994, Commission File No.
          Inc., Beech Aircraft Corporation and       0-15495
          Beech Acceptance Corporation, Inc., dated
          as of September 23, 1994
 10.37    Form of Lease Agreement between Beech      Filed as Exhibit 10.67 to Mesa Airlines,
          Acceptance Corporation, Inc. and Mesa      Inc. Form 10-K for the year ended
          Airlines, Inc., negotiated September 30,   September 30, 1994, Commission File No.
          1994 for all prospective 1900 D Airliner   0-15495
          leases.
 10.38    Asset Purchase Agreement dated July 29,    Filed as Exhibit 10.68 to Mesa Airlines,
          1994 among Pennsylvania Commuter           Inc. Form 10-K for the year ended
          Airlines, Inc., d.b.a. Allegheny Commuter  September 30, 1994, Commission File No.
          Airlines, USAirways Leasing and Services,  0-15495
          Inc., and Mesa Airlines, Inc.

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.39    Letter Agreement in Principle dated as of  Filed as Exhibit 10.69 to Mesa Airlines,
          October 16, 1994 among Air Wisconsin,      Inc. Form 10-K for the year ended
          Inc., United Air Lines Inc. and Mesa       September 30, 1994, Commission File No.
          Airlines, Inc. (Certain portions deleted   0-15495
          pursuant to request for confidential
          treatment) (Referred to erroneously as
          Exhibit 10.94 in letter asking for
          confidential treatment to Securities and
          Exchange Commission dated 12-23-94 from
          Chapman & Cutler)
 10.40    Subscription Agreement between AmWest      Filed as Exhibit 10.70 to Mesa Airlines,
          Partners, L.P. and Mesa Airlines, Inc.     Inc. Form 10-K for the year ended
          dated as of June 28, 1994                  September 30, 1994, Commission File No.
                                                     0-15495
 10.41    Omnibus Agreement                          Filed as Exhibit 10.71 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.42    Aircraft Purchase and Sale Agreement       Filed as Exhibit 10.72 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.43    Expendable and Rotable Spare Parts and     Filed as Exhibit 10.73 to Mesa Air Group,
          Sale Agreement                             Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.44    United Express Agreement Amendment         Filed as Exhibit 10.74 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.45    Side Letter Agreement                      Filed as Exhibit 10.75 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.46    First Amendment to Omnibus Agreement       Filed as Exhibit 10.76 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.47    Operating Lease Agreement                  Filed as Exhibit 10.77 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.48    Item 3. Legal Proceedings -- Form 10-K     Filed as Exhibit 10.78 to Mesa Air Group,
          dated September 30, 1994                   Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.49    Purchase Agreement B95-7701-PA-200         Filed as Exhibit 10.79 to Mesa Air Group,
          between Bombardier Inc. and Mesa           Inc. Form 10-Q for the quarter ended
          Airlines, Inc.                             March 31, 1995, Commission File No.
                                                     0-15495

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.50    Letter of Understanding between Mesa Air   Filed as Exhibit 10.81 to Mesa Air Group,
          Group, Inc. and Raytheon Aircraft Company  Inc. Form 10-Q for the quarter ended
          (RAC) dated April 12, 1996.                March 31, 1996, Commission File No.
                                                     0-15495
 10.51    Supplemental Agreement No. 05/22/96,       Filed as Exhibit 10.82 to Mesa Air Group,
          Beechcraft 1900D Airliner Acquisition      Inc. Form 10-Q for the quarter ended
          Master Agreement between Mesa Air Group,   March 31, 1997, Commission File No.
          Inc., Raytheon Aircraft Company and        0-15495
          Raytheon Aircraft Credit Corporation
 10.52    Bombardier Regional Aircraft Division      Filed as Exhibit 10.83 to Mesa Air Group,
          Purchase Agreement CRJ-0351 between        Inc. Form 10-Q for the quarter ended
          Bombardier Inc. and Mesa Air Group, Inc.   December 31, 1996, Commission File No.
                                                     0-15495
 10.53    Aircraft Option Exercise                   Filed as Exhibit 10.84 to Mesa Air Group,
          B97-7701-RJTL-3492L dated as of August     Inc. Form 10-Q for the quarter ended
          15, 1997 between Mesa Air Group, Inc. and  December 31, 1997, Commission File No.
          Bombardier Inc. (Request for confidential  0-15495
          treatment submitted to SEC.)
 10.54    Bombardier Regional Aircraft Division      Filed as Exhibit 10.85 to Mesa Air Group,
          Settlement Agreement B97-7701-RJTL-3493L   Inc. Form 10-Q for the quarter ended
          dated as of August 15, 1997 between Mesa   December 31, 1997, Commission File No.
          Air Group, Inc. and Bombardier Inc.        0-15495
          (Request for confidential treatment
          submitted to SEC.)
 10.55    Service Agreement dated as of November     Filed as Exhibit 10.86 to Mesa Air Group,
          11, 1997 between Mesa Airlines, Inc. and   Inc. Form 10-Q for the quarter ended
          US Airways, Inc. (Request for              December 31, 1997, Commission File No.
          confidential treatment submitted to SEC.)  0-15495
 10.56    Letter Agreement dated as of March 26,     Filed as Exhibit 10.86 to Mesa Air Group,
          1998 between Mesa Airlines, Inc. and       Inc. Form 10-Q for the quarter ended
          America West Airlines, Inc. (Request for   March 31, 1997, Commission File No.
          confidential treatment submitted to SEC.)  0-15495.
 10.57    Employment Agreement dated as of March     Filed as Exhibit 10.86 to Mesa Air Group,
          13, 1998, between Mesa Air Group, Inc.     Inc. Form 10-Q for the quarter ended
          and Jonathan G. Ornstein                   March 31, 1998, Commission File No.
                                                     0-15495.
 10.58    Form of Employment Agreement dated as of   Filed as Exhibit 10.86 to Mesa Air Group,
          January 5, 1998 entered into by and        Inc. Form 10-Q for the quarter ended
          between Mesa Air Group, Inc. and Gary E.   March 31, 1998, Commission File No.
          Risley, W. Stephen Jackson, J. Clark       0-15495.
          Stevens and various other officers of
          Mesa and its subsidiaries
 10.59    Letter Agreement dated as of February 4,   Filed as Exhibit 10.86 to Mesa Air Group,
          1998 between Mesa Air Group, Inc. and      Inc. Form 10-Q for the quarter ended
          Larry L. Risley                            March 31, 1998, Commission File No.
                                                     0-15495.
  23.1    Independent Auditors' Consent of KPMG LLP  Filed herewith

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MESA AIR GROUP, INC.

                                          By:   /s/ JONATHAN G. ORNSTEIN
                                            ------------------------------------
                                                    Jonathan G. Ornstein
                                               President and Chief Executive
                                                           Officer

                                          By:      /s/ MICHAEL J. LOTZ
                                            ------------------------------------
                                                      Michael J. Lotz
                                                Chief Financial Officer and
                                                          Treasurer

                                            (Principal Financial and Accounting
                                                           Officer)


Dated: January 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                  /s/ PAUL MADDEN                      Vice Chairman of the Board      January 21, 2000
---------------------------------------------------      and Director
                  Paul R. Madden

                                                       Director                        January 21, 2000
---------------------------------------------------
                 James E. Swigart

             /s/ JONATHAN G. ORNSTEIN                  President, Chairman of the      January 21, 2000
---------------------------------------------------      Board and Chief Executive
               Jonathan G. Ornstein                      Officer (Principal
                                                         Executive Officer)

                /s/ MICHAEL J. LOTZ                    Chief Financial Officer and     January 21, 2000
---------------------------------------------------      Treasurer (Principal
                  Michael J. Lotz                        Financial and Accounting
                                                         Officer)

               /s/ DANIEL ALTOBELLO                    Director                        January 21, 2000
---------------------------------------------------
                Daniel J. Altobello

                  /s/ JACK BRALY                       Director                        January 21, 2000
---------------------------------------------------
                    Jack Braly

                /s/ HERBERT DENTON                     Director                        January 21, 2000
---------------------------------------------------
                 Herbert A. Denton

                                                       Director                        January 21, 2000
---------------------------------------------------
                Ronald R. Fogleman

               /s/ MAURICE A. PARKER                   Director                        January 21, 2000
---------------------------------------------------
                 Maurice A. Parker

                                                       Chairman Emeritus of the        January 21, 2000
---------------------------------------------------      Board and Director
                  Larry L. Risley

              /s/ GEORGE MURNANE, III                  Director                        January 21, 2000
---------------------------------------------------
                George Murnane, III

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
   2.1    Plan and Agreement of Merger of Mesa Air   Filed as Exhibit 2.1 to Registrant's Form
          Group, Inc. into Mesa Holding, Inc. dated  10-K for the fiscal year ended September
          September 16, 1996                         30, 1996, incorporated herein by
                                                     reference
   2.2    Merger Agreement, dated as of January 28,  Filed as Annex A to the Registrant's Form
          1998 between Mesa Air Group, Inc., Mesa    S-4 Registration Statement, Registration
          Merger Corporation and CCAIR, Inc.         No. 333-76591, incorporated herein by
                                                     reference
   3.1    Articles of Incorporation of Mesa Air      Filed as Exhibit 3.1 to Registrant's Form
          Holdings, Inc. dated May 28, 1996          10-K for the fiscal year ended September
                                                     30, 1996, incorporated herein by
                                                     reference
   3.2    Bylaws of Mesa Air Group, Inc., as         Filed as Exhibit 3.2 to Registrant's Form
          amended                                    10-K for the fiscal year ended September
                                                     30, 1996, incorporated herein by
                                                     reference
   4.1    Form of Common Stock certificate           Filed as Exhibit 4.5 to Amendment No. 1
                                                     to Registrant's Form S-18, Registration
                                                     No. 33-11765 filed March 6, 1987,
                                                     incorporated herein by reference
   4.2    Form of Common Stock certificate (issued   Filed as Exhibit 4.8 to Form S-1,
          after November 12, 1990)                   Registration No. 33-35556 effective
                                                     December 6, 1990, incorporated herein by
                                                     reference
  10.1    Form of Employee Non-Incentive Stock       Filed as Exhibit 4.12 to Registrant's
          Option Plan, dated as of June 2, 1992      Form 10-K for the fiscal year ended
                                                     September 30, 1992, Commission File No.
                                                     33-15495, incorporated herein by
                                                     reference
  10.2    Form of Non-Incentive Stock Option issued  Filed as Exhibit 4.13 to Registrant's
          under Mesa Airlines, Inc. Employee         Form 10-K for the fiscal year ended
          Non-Incentive Stock Option Plan, dated as  September 30, 1992, Commission File No.
          of June 2, 1992                            33-15495, incorporated herein by
                                                     reference
  10.3    Form of Mesa Airlines, Inc. Outside        Filed as Exhibits 4.1, 4.2 and 4.3 to
          Directors Stock Option Plan, dated as of   Registration No. 33-09395 effective
          March 9, 1993                              August 1, 1996
  10.4    Form of Stock Option issued under Mesa     Filed as Exhibit 4.4 to Registration No.
          Airlines, Inc. Outside Director's Stock    33-09395 effective August 1, 1996
          Option Plan, dated as of March 9, 1993
  10.5    Form of Mesa Airlines, Inc. Additional     Filed as Exhibit 4.5 to Registration No.
          Outside Directors Stock Option Plan dated  33-09395 effective August 1, 1996 as of December 9, 1994
  10.6    Form of Non-Qualified Stock Option Issued  Filed as Exhibit 4.6 to Registration No.
          Under Mesa Airlines, Inc. Additional       33-09395 effective August 1, 1996
          Outside Directors' Stock Option Plan
  10.7    Form of Mesa Air Group, Inc. Restated and  Filed as Exhibit 4.1 to Registration No.
          Amended Employee Stock Option Plan dated   33-02791 effective April 24, 1996
          April 23, 1996

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
  10.8    Form of Non-Qualified Stock Option issued  Filed as Exhibit 4.2 to Registration No.
          under Mesa Air Group, Inc. Restated and    33-02791 effective April 24, 1996
          Amended Employee Stock Option Plan dated
          April 23, 1996
  10.9    Form of Qualified Stock Option issued      Filed as Exhibit 4.3 to Registration No.
          under Mesa Air Group, Inc. Restated and    33-02791 effective April 24, 1996
          Amended Employee Stock Option Plan dated
          April 23, 1996
 10.10    Mesa Air Group, Inc. Key Officer Stock     Filed as Appendix A to Registrant's
          Option Plan                                Definitive Proxy Statement, dated June
                                                     19, 1998
 10.11    Outside Directors' Stock Option Plan       Filed as Appendix B to Registrant's
                                                     Definitive Proxy Statement, dated June
                                                     19, 1998
 10.12    Employee Stock Option Plan, as amended     Filed as Appendix C to Registrant's
                                                     Definitive Proxy Statement, dated June
                                                     19, 1998
 10.13    Agreement between Beech Aircraft           Filed as Exhibit 10.30 to Form S-1,
          Corporation and Mesa Airlines, Inc.,       Registration No. 33-35556 effective
          dated April 30, 1990                       December 6, 1990, incorporated herein by
                                                     reference
 10.14    Sublease Agreement between Air Midwest,    Filed as Exhibit 10.32.1 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated April  Registration No. 33-35556 effective
          27, 1990 for Embraer Brasilia aircraft     December 6, 1990, incorporated herein by
          120.180                                    reference
 10.15    Agreement between Air Midwest, Inc. and    Filed as Exhibit 10.32.3 to Form S-1,
          Mesa Airlines, Inc., dated February 27,    Registration No. 33-35556 effective
          1990, for purchase of four Embraer         December 6, 1990, incorporated herein by
          Brasilia aircraft                          reference
 10.16    Letter Agreement between McDonnell         Filed as Exhibit 10.32.4 to Form S-1,
          Douglas Finance Corporation, Air Midwest,  Registration No. 33-35556 effective
          Inc. and Mesa Airlines, Inc., dated March  December 6, 1990, incorporated herein by
          19, 1990, as amended, regarding lease and  reference
          sublease of four Embraer Brasilia
          aircraft
 10.17    Sublease Agreement between Air Midwest     Filed as Exhibit 10.32.5 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated July   Registration No. 33-35556 effective
          26, 1990, for Embraer Brasilia aircraft    December 6, 1990, incorporated herein by
          120.193                                    reference
 10.18    Lease Agreement between McDonnell Douglas  Filed as Exhibit 10.32.6 to Form S-1,
          Finance Corporation and Mesa Airlines,     Registration No. 33-35556 effective
          Inc., dated July 26, 1990, for Embraer     December 6, 1990, incorporated herein by
          Brasilia aircraft 120.193                  reference
 10.19    Sublease Agreement between Air Midwest     Filed as Exhibit 10.32.7 to Form S-1,
          Inc. and Mesa Airlines, Inc., dated        Registration No. 33-35556 effective
          September 26, 1990, for Embraer Brasilia   December 6, 1990, incorporated herein by
          aircraft 120.203                           reference
 10.20    Lease Agreement between McDonnell Douglas  Filed as Exhibit 10.32.8 to Form S-1,
          Finance Corporation and Mesa Airlines,     Registration No. 33-35556 effective
          Inc., dated September 26, 1990, for        December 6, 1990, incorporated herein by
          Embraer Brasilia aircraft 120.203          reference

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.21    Form of Directors' and Officers'           Filed as Exhibit 10.41 to Form S-1,
          Indemnification Agreement                  Registration No. 33-35556 effective
                                                     December 6, 1990, incorporated herein by
                                                     reference
 10.22    Agreement Relating to the Settlement of    Filed as Exhibit 10.45 to Form S-1,
          Interline Accounts through Airlines        Registration No. 33-35556 effective
          Clearing House, Inc., between Airlines     December 6, 1990, incorporated herein by
          Clearing House, Inc. and Mesa Airlines,    reference
          Inc., dated September 2, 1981
 10.23    Agreement between Beech Aircraft           Filed as Exhibit 10.42 to Form 10-K for
          Corporation and Mesa Airlines, Inc.,       fiscal year ended September 30, 1991,
          dated September 18, 1991                   Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.24    Agreement between USAirways, Inc. and Air  Filed as Exhibit 10.43 to Form 10-K for
          Midwest, Inc.                              fiscal year ended September 30, 1991,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.25    Agreement between USAirways, Inc. and      Filed as Exhibit 10.44 to Form 10-K for
          FloridaGulf Airlines, Inc.                 fiscal year ended September 30, 1991,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.26    Sublease agreement between Trans States    Filed as Exhibit 10.45 to Form 10-K for
          Airlines, Inc. and Air Midwest, Inc.       fiscal year ended September 30, 1992,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.27    Agreement between Beech Aircraft           Filed as Exhibit 10.47 to Form 10-K for
          Corporation, Beech Acceptance              fiscal year ended September 30, 1992,
          Corporation, Inc. and Mesa Airlines,       Commission File No. 0-15495, incorporated
          Inc., dated August 21, 1992                herein by reference
 10.28    Agreement between America West Airlines,   Filed as Exhibit 10.48 to Form 10-K for
          Inc. and Mesa Airlines, Inc.               fiscal year ended September 30, 1992,
                                                     Commission File No. 0-15495, incorporated
                                                     herein by reference
 10.29    Plan and Agreement to Merge between Mesa   Filed as Exhibit A to Form S-4
          Airlines, Inc., Mesa Acquisition           Registration No. 33-45638, effective
          Corporation and WestAir Holding, Inc.,     April 17, 1992, incorporated herein by
          dated February 7, 1992.                    reference
 10.30    Certificate of Public Convenience and      Filed as Exhibit 10.1(a) to WestAir
          Necessity for WestAir Commuter Airlines,   Holding, Inc.'s Registration Statement on
          Inc.                                       Form S-1, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.31    Original Agreement to Lease dated as of    Filed as Exhibit 10.44 to WestAir
          April 27, 1987 between NPA, Inc. ("NPA")   Holding, Inc.'s Registration Statement on
          and British Aerospace, Inc. ("BAe") with   Form S-1, Commission File No. 33-24316,
          a Letter to FG Holdings, Inc. ("FGH")      incorporated herein by reference
          dated March 11, 1988 and Amendment No. 1
          to Agreement to Lease dated as of March
          3, 1988 between BAe and FGH

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.32    Side Letter Agreement to NPA from JACO     Filed as Exhibit 10.48 to WestAir
          dated June 4, 1987                         Holding, Inc.'s Registration Statement on
                                                     Form S-1, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.33    Promissory Note to Textron for spare       Filed as Exhibit 10.80 to WestAir
          parts as executed by WestAir, dated        Holding, Inc.'s Form 10-K dated December
          December 30, 1988                          31, 1988, Commission File No. 33-24316,
                                                     incorporated herein by reference
 10.34    Amended and Restated Stock Purchase        Filed as Exhibit 10.42(a) to WestAir
          Agreement, dated September 30, 1991 among  Holding, Inc.'s Form 10-K for the year
          WestAir Holding, Inc., WestAir Commuter    ended December 31, 1991, Commission File
          Airlines, Inc. and Atlantic Coast          No. 33-24316, incorporated herein by
          Airlines, Inc., relating to the sale of    reference
          the Atlantic Coast division of WestAir
          Commuter Airlines, Inc.
 10.35    Agreement of Purchase and Sales of Assets  Filed as Exhibit 10.90 to Mesa Airlines,
          by and among Crown Airways, Inc., Phillip  Inc. Form 10-K for the year ended
          R. Burnaman, A. J. Beiga and Mesa          September 30, 1994, Commission File No.
          Airlines, Inc., dated as of December 16,   0-15495
          1993
 10.36    Supplemental Agreement No. 9/03/94         Filed as Exhibit 10.66 to Mesa Airlines,
          Beechcraft 1900 D Airliner Acquisition     Inc. Form 10-K for the year ended
          Master Agreement between Mesa Airlines,    September 30, 1994, Commission File No.
          Inc., Beech Aircraft Corporation and       0-15495
          Beech Acceptance Corporation, Inc., dated
          as of September 23, 1994
 10.37    Form of Lease Agreement between Beech      Filed as Exhibit 10.67 to Mesa Airlines,
          Acceptance Corporation, Inc. and Mesa      Inc. Form 10-K for the year ended
          Airlines, Inc., negotiated September 30,   September 30, 1994, Commission File No.
          1994 for all prospective 1900 D Airliner   0-15495
          leases.
 10.38    Asset Purchase Agreement dated July 29,    Filed as Exhibit 10.68 to Mesa Airlines,
          1994 among Pennsylvania Commuter           Inc. Form 10-K for the year ended
          Airlines, Inc., d.b.a. Allegheny Commuter  September 30, 1994, Commission File No.
          Airlines, USAirways Leasing and Services,  0-15495
          Inc., and Mesa Airlines, Inc.
 10.39    Letter Agreement in Principle dated as of  Filed as Exhibit 10.69 to Mesa Airlines,
          October 16, 1994 among Air Wisconsin,      Inc. Form 10-K for the year ended
          Inc., United Air Lines Inc. and Mesa       September 30, 1994, Commission File No.
          Airlines, Inc. (Certain portions deleted   0-15495
          pursuant to request for confidential
          treatment) (Referred to erroneously as
          Exhibit 10.94 in letter asking for
          confidential treatment to Securities and
          Exchange Commission dated 12-23-94 from
          Chapman & Cutler)
 10.40    Subscription Agreement between AmWest      Filed as Exhibit 10.70 to Mesa Airlines,
          Partners, L.P. and Mesa Airlines, Inc.     Inc. Form 10-K for the year ended
          dated as of June 28, 1994                  September 30, 1994, Commission File No.
                                                     0-15495

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.41    Omnibus Agreement                          Filed as Exhibit 10.71 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.42    Aircraft Purchase and Sale Agreement       Filed as Exhibit 10.72 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.43    Expendable and Rotable Spare Parts and     Filed as Exhibit 10.73 to Mesa Air Group,
          Sale Agreement                             Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.44    United Express Agreement Amendment         Filed as Exhibit 10.74 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.45    Side Letter Agreement                      Filed as Exhibit 10.75 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.46    First Amendment to Omnibus Agreement       Filed as Exhibit 10.76 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.47    Operating Lease Agreement                  Filed as Exhibit 10.77 to Mesa Air Group,
                                                     Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.48    Item 3. Legal Proceedings -- Form 10-K     Filed as Exhibit 10.78 to Mesa Air Group,
          dated September 30, 1994                   Inc. Form 10-Q for the quarter ended
                                                     December 31, 1994, Commission File No.
                                                     0-15495
 10.49    Purchase Agreement B95-7701-PA-200         Filed as Exhibit 10.79 to Mesa Air Group,
          between Bombardier Inc. and Mesa           Inc. Form 10-Q for the quarter ended
          Airlines, Inc.                             March 31, 1995, Commission File No.
                                                     0-15495
 10.50    Letter of Understanding between Mesa Air   Filed as Exhibit 10.81 to Mesa Air Group,
          Group, Inc. and Raytheon Aircraft Company  Inc. Form 10-Q for the quarter ended
          (RAC) dated April 12, 1996.                March 31, 1996, Commission File No.
                                                     0-15495
 10.51    Supplemental Agreement No. 05/22/96,       Filed as Exhibit 10.82 to Mesa Air Group,
          Beechcraft 1900D Airliner Acquisition      Inc. Form 10-Q for the quarter ended
          Master Agreement between Mesa Air Group,   March 31, 1997, Commission File No.
          Inc., Raytheon Aircraft Company and        0-15495
          Raytheon Aircraft Credit Corporation
 10.52    Bombardier Regional Aircraft Division      Filed as Exhibit 10.83 to Mesa Air Group,
          Purchase Agreement CRJ-0351 between        Inc. Form 10-Q for the quarter ended
          Bombardier Inc. and Mesa Air Group, Inc.   December 31, 1996, Commission File No.
                                                     0-15495

EXHIBIT
NUMBER                   DESCRIPTION                                 REFERENCE
-------                  -----------                                 ---------
 10.53    Aircraft Option Exercise                   Filed as Exhibit 10.84 to Mesa Air Group,
          B97-7701-RJTL-3492L dated as of August     Inc. Form 10-Q for the quarter ended
          15, 1997 between Mesa Air Group, Inc. and  December 31, 1997, Commission File No.
          Bombardier Inc. (Request for confidential  0-15495
          treatment submitted to SEC.)
 10.54    Bombardier Regional Aircraft Division      Filed as Exhibit 10.85 to Mesa Air Group,
          Settlement Agreement B97-7701-RJTL-3493L   Inc. Form 10-Q for the quarter ended
          dated as of August 15, 1997 between Mesa   December 31, 1997, Commission File No.
          Air Group, Inc. and Bombardier Inc.        0-15495
          (Request for confidential treatment
          submitted to SEC.)
 10.55    Service Agreement dated as of November     Filed as Exhibit 10.86 to Mesa Air Group,
          11, 1997 between Mesa Airlines, Inc. and   Inc. Form 10-Q for the quarter ended
          US Airways, Inc. (Request for              December 31, 1997, Commission File No.
          confidential treatment submitted to SEC.)  0-15495
 10.56    Letter Agreement dated as of March 26,     Filed as Exhibit 10.86 to Mesa Air Group,
          1998 between Mesa Airlines, Inc. and       Inc. Form 10-Q for the quarter ended
          America West Airlines, Inc. (Request for   March 31, 1997, Commission File No.
          confidential treatment submitted to SEC.)  0-15495.
 10.57    Employment Agreement dated as of March     Filed as Exhibit 10.86 to Mesa Air Group,
          13, 1998, between Mesa Air Group, Inc.     Inc. Form 10-Q for the quarter ended
          and Jonathan G. Ornstein                   March 31, 1998, Commission File No.
                                                     0-15495.
 10.58    Form of Employment Agreement dated as of   Filed as Exhibit 10.86 to Mesa Air Group,
          January 5, 1998 entered into by and        Inc. Form 10-Q for the quarter ended
          between Mesa Air Group, Inc. and Gary E.   March 31, 1998, Commission File No.
          Risley, W. Stephen Jackson, J. Clark       0-15495.
          Stevens and various other officers of
          Mesa and its subsidiaries
 10.59    Letter Agreement dated as of February 4,   Filed as Exhibit 10.86 to Mesa Air Group,
          1998 between Mesa Air Group, Inc. and      Inc. Form 10-Q for the quarter ended
          Larry L. Risley                            March 31, 1998, Commission File No.
                                                     0-15495.
  23.1    Independent Auditors' Consent of KPMG LLP  Filed herewith