Form 10-Q
period 2000-06-30
MESA AIR GROUP INC
filed 2000-08-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

[X]               For the quarterly period ended June 30, 2000

                                       OR

[ ]             Transition Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934
                         Commission File Number 0-15495


                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                                85-0302351
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona                   85008
        (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:               (602) 685-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                    Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at August 11, 2000
                -----                           ------------------------------
      Common stock, no par value                          32,458,903

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                              MESA AIR GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                       June 30,                                 June 30,
                                                              2000                 1999                 2000                 1999
                                                           ------------------------------            ------------------------------
Operating Revenues:
      Passenger                                            $ 117,187            $ 103,769            $ 337,741            $ 295,395
      Freight and other                                        3,811                1,504                8,827                4,792
                                                           ---------            ---------            ---------            ---------
           Total operating revenues                          120,998              105,273              346,568              300,187
                                                           ---------            ---------            ---------            ---------

Operating Expenses:
      Flight operations                                       55,798               43,105              159,723              125,078
      Maintenance                                             22,227               18,038               62,752               53,640
      Aircraft and traffic servicing                          13,214               12,250               40,319               38,202
      Promotion and sales                                      7,466                8,853               22,853               24,829
      General and administrative                               6,336                6,661               19,597               19,202
      Depreciation and amortization                            3,557                4,387               12,142               13,833
                                                           ---------            ---------            ---------            ---------
           Total operating expenses                          108,598               93,294              317,386              274,784
                                                           ---------            ---------            ---------            ---------
Operating Income                                              12,400               11,979               29,182               25,403
                                                           ---------            ---------            ---------            ---------
Other income (expense):
      Interest expense                                        (4,352)              (4,475)             (12,921)             (13,455)
      Interest income                                            315                  754                1,855                1,482
      Other                                                     (402)              (3,476)               3,020               (2,584)
                                                           ---------            ---------            ---------            ---------
           Net other expense                                  (4,439)              (7,197)              (8,046)             (14,557)
                                                           ---------            ---------            ---------            ---------

Income before income taxes                                     7,961                4,782               21,136               10,846
      Provision for income taxes                                  --                   --                   --                   --
                                                           ---------            ---------            ---------            ---------

      Net income                                           $   7,961            $   4,782            $  21,136            $  10,846
                                                           =========            =========            =========            =========

Net income per common share:
      Basic                                                $    0.25            $    0.14            $    0.63            $    0.32
      Diluted                                              $    0.24            $    0.14            $    0.63            $    0.31
Weighted average common shares:
      Basic                                                   32,462               34,011               33,334               33,954
      Diluted                                                 32,585               34,675               33,414               34,559



      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS

                                                                              June 30,         September 30,
                                                                                2000               1999
                                                                             (Unaudited)
                                                                             -----------       ------------
Current assets:
      Cash and cash equivalents                                               $  18,772         $  52,905
      Marketable securities                                                       9,442             3,306
      Receivables, primarily traffic, net                                        43,864            30,859
      Expendable parts and supplies, net                                         31,965            24,727
      Aircraft held for sale                                                     74,466            77,412
      Prepaid expenses and other current assets                                   9,414            12,739
                                                                               --------         ---------
               Total current assets                                             187,923           201,948
                                                                               --------         ---------

Property and equipment, net                                                     172,799           160,453
Lease and equipment deposits                                                     22,564            22,392
Intangibles, net                                                                 10,232            10,855
Other assets                                                                     14,847             8,125
                                                                               --------         ---------
Total assets                                                                  $ 408,365         $ 403,773
                                                                               ========         =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                                    $ 118,627         $ 121,297
      Accounts payable                                                           14,943            17,480
      Air traffic liability                                                       3,774             2,128
      Accrued compensation                                                        1,116             2,324
      Other accrued expenses                                                     22,702            25,679
                                                                               --------         ---------
               Total current liabilities                                        161,162           168,908
                                                                               --------         ---------

Long-term debt and capital leases, net of current maturities                    108,157           114,234
Deferred credits and other liabilities                                           31,260            24,196
                                                                               --------         ---------
Total liabilities                                                               300,579           307,338
                                                                               --------         ---------

Stockholders' Equity:
      Common stock, no par value, 75,000,000 shares
        authorized; 32,458,903 and 34,197,752 shares
        outstanding at June 30, 2000 and September
        30, 1999, respectively                                                  123,678           123,492
      Accumulated deficit                                                        (5,921)          (27,057)
      Treasury stock, at cost (1,789,800 shares)                                 (9,971)               --
                                                                               --------         ---------
               Total stockholders' equity                                       107,786            96,435
                                                                               --------         ---------

Total liabilities and stockholders' equity                                    $ 408,365         $ 403,773
                                                                               ========         =========

      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                             --------------------------

                                                                                2000             1999
Cash Flows From Operating Activities:
Net income                                                                    $ 21,136         $ 10,846
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                             12,142           13,833
      Provision for doubtful accounts                                               99               72
      Gain on sale of marketable securities                                     (1,149)              --
      Loss on sale of property and equipment                                        --            1,607
      Changes in assets and liabilities:
          Receivables                                                          (13,104)              63
          Income tax refund receivable                                              --            9,057
          Expendable parts and supplies                                         (7,238)           2,698
          Prepaid expenses and other current assets                              3,325           (2,259)
          Accounts payable                                                      (2,537)           8,562
          Air traffic liability                                                  1,646             (826)
          Accrued compensation                                                  (1,208)           2,896
          Deferred credits and other liabilities                                 7,064              481
          Other accrued expenses                                                (2,976)         (19,516)
                                                                              --------         --------
Net cash provided by operating activities                                       17,200           27,514
                                                                              --------         --------
Cash Flows From Investing Activities:
      Capital expenditures                                                     (23,020)          (8,966)
      Proceeds from sale of subsidiary                                              --            4,500
      Proceeds from sale of property and equipment                                  --           11,703
      Purchases of marketable securities, net                                   (4,987)              --
      Other assets                                                              (6,722)             738
      Lease and equipment deposits                                                (172)         (11,197)
                                                                              --------         --------
Net cash (used in) provided by investing activities                            (34,901)          (3,222)
                                                                              --------         --------

Cash Flows From Financing Activities:
      Principal payments on notes payable & obligations
           under capital leases                                                 (6,647)          (4,961)
      Proceeds from issuance of common stock                                       186            1,109
      Stock repurchases                                                         (9,971)              --
                                                                              --------         --------
Net cash used in financing activities                                          (16,432)          (3,852)
                                                                              --------         --------

(Decrease) increase in cash and cash equivalents                               (34,133)          20,440
Cash and cash equivalents at beginning of period                                52,905           35,667
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 18,772         $ 56,107
                                                                              ========         ========


Supplemental disclosure of noncash investing and financing activities:

  Sale of property in exchange for debt reduction                             $  2,100         $     --
                                                                              ========         ========



      See accompanying notes to condensed consolidated financial statements

                              MESA AIR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Mesa Air Group, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles of the United States for a complete set of financial statements. The condensed consolidated financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the quarter and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999.

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

3. INCOME TAXES

Income tax benefit in the quarter and nine months ended June 30, 2000 has been recognized only to the extent of previously recorded deferred tax liabilities. For the three and nine month periods ended June 30, 2000, the Company did not recognize any income tax expense as a result of net operating loss carryforwards.

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

                                                       For the Three Months        For the Nine Months
                                                          Ended June 30,              Ended June 30,
                                                       2000          1999          2000          1999
                                                     ----------------------      ---------------------
Weighted average shares outstanding                   32,462        34,011        33,334        33,954
Effect of outstanding stock options                      123           664            80           605
                                                      ------        ------        ------        ------
Weighted average shares for diluted net income
    Per common share                                  32,585        34,675        33,414        34,559
                                                      ======        ======        ======        ======

5. STOCK REPURCHASE

In December 1999, the Company's board of directors authorized the repurchase, at management's discretion, of up to 10% of the Company's outstanding shares of common stock. The Company's repurchases are recorded as treasury stock, and result in a reduction of stockholders' equity. As of June 30,

2000, the Company has acquired approximately 1.8 million shares of its common stock at an aggregate cost of approximately $10.0 million.

6. DISPOSAL OF 1900D AIRCRAFT

During fiscal 1999, the Company announced its intention to dispose of 30 surplus Raytheon 1900D aircraft. In connection therewith, the Company recognized an impairment charge of $20.6 million. During the quarter ended December 31, 1999, the Company disposed of one 1900D aircraft. The Company has received a proposal from Raytheon for the return of up to 20 1900D aircraft and the refinancing of 36 additional 1900D aircraft. Execution of the proposal is subject to completion of a definitive agreement between the Company and Raytheon. The airline industry is highly competitive, and fare and traffic volatility is common. Currently, assuming stability in current fare and traffic levels and execution of the proposal from Raytheon, the Company does not anticipate further writedowns on its 1900D fleet. However, should the Company experience significant differences in fare and / or traffic levels, or be unable to timely dispose of its excess 1900D aircraft, there can be no assurance that additional writedowns will not occur.

7. RECLASSIFICATION

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

8. LEGAL PROCEEDINGS

 See Part II., Item 1. - "Legal Proceedings"


Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through its airline subsidiaries, the Company operates as a regional air carrier providing scheduled passenger service. The Company serves over 120 cities in 38 states, the District of Columbia, Canada and Mexico. The Company operates a fleet of 128 aircraft and has approximately 1,000 daily departures.

The Company's airline operations are conducted by three airline subsidiaries using hub-and-spoke route systems. Mesa Airlines, Inc. (MAI) operates as America West Express under a code share agreement with America West Airlines, Inc. (America West) expiring in 2004, and as US Airways Express under a code share agreement with US Airways, Inc. (US Airways) expiring in 2007. Air Midwest, Inc. (Air Midwest) operates as US Airways Express under code sharing agreements with US Airways expiring between 2000 and 2004. CCAIR, Inc. (CCAIR) operates as US Airways Express under a code share agreement with US Airways expiring in 2003. MAI also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. The Mesa Airlines Albuquerque hub operation is not subject to a code sharing agreement with a major carrier.

Approximately 97% of the Company's airline revenues for the quarter and nine months ended June 30, 2000 were derived from operations associated with code sharing agreements with America West and US Airways. All of the Company's America West Express code share operations and US Airways Express jet code share operations are operated pursuant to fee per departure contracts. Generally, the fee per departure contracts provide for the Company to operate routes on behalf of the major carrier. The major carrier is responsible for scheduling the routes to be flown by the Company's aircraft, as well as marketing and pricing the scheduled routes. The Company is compensated through a combination of direct reimbursements for certain costs and per hour billing rates for flying performed. The Company does not have passenger revenue exposure under the fee per departure agreements. For the quarter and nine months ended June 30, 2000, approximately 53% of the Company's airline revenues were derived from fee per departure contracts. The Company's percentage of revenue generated under fee per departure agreements is expected to significantly increase in future periods as the Company continues to add regional jets to its America West Express and US Airways Express jet operations. The Company derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares. Local fares are for one way and roundtrip travel provided by the Company within its route systems. Passengers connecting with other carriers also frequently use local fares. A through fare is a fare offered to passengers by either America West or US Airways which generally provides cost savings to the passenger who transfers to the major carrier's code sharing partner on routes flown by the code sharing partner. Through fares are prorated in accordance with standards specified in the applicable code sharing agreements. Joint fares are single fares for travel combining the Company's flights with flights of other airlines that are not code sharing partners with the Company. Joint fares generally allow a passenger to pay a single lower fare than the passenger would otherwise have paid with separate local fares. The Company has been able to negotiate joint fare arrangements with certain major carriers as an additional means of deriving passengers connecting through its hub cities.

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

In November 1999, the Company settled various disputed claims it had against Bombardier Regional Aircraft Division (BRAD) regarding 1) BRAD's refusal to accept trade-in Embraer EMB-120 aircraft and 2) the unavailability of 16 Canadair Regional Jet (CRJ) aircraft pursuant to rolling options held by the Company. Under the settlement, the Company will receive up to $9.0 million, $7.6 million of which has been earned as of June 30, 2000. The remainder of the settlement will be received if the Company secures long-term operating lease financing on 3 remaining CRJ aircraft by September 30, 2000. For the portion of the settlement attributable to BRAD's refusal to accept trade in EMB-120 aircraft, in which the Company suffered damages in periods prior to fiscal 2000, the Company recognized $2.0 million in other income in the quarter ending December 31, 1999. The remainder of the settlement has been recorded as a deferred purchase incentive and is being amortized over the remaining terms of the Company's CRJ leases.

The Company introduced the ERJ into revenue service in June 2000 as US Airways Express. By the end of 2001, the Company intends to perform all US Airways Express regional jet operations with ERJs and all America West Express regional jet operations with CRJs. The above regional jet fleet allocation is subject to various contingencies, including the availability of ERJ aircraft from Embraer, the willingness of US Airways and America West to agree to deployment of additional aircraft and competitors' routes.

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

The following tables set forth comparisons for the periods indicated below:

OPERATING STATISTICS


                                                   Three Months Ended              Nine Months Ended
                                                        June 30,                       June 30,
                                                  2000           1999            2000            1999
Passengers                                       1,142,607       1,104,877       3,265,346       3,142,043

Available seat miles (000s)                        712,697         671,958       2,183,728       1,895,327
Revenue passenger miles (000s)                     395,344         346,753       1,134,963         958,300
Load factor                                          55.5%           51.6%           52.0%           50.6%
Yield per revenue passenger mile (cents)             30.6c           30.4c           30.5c           31.3c
Revenue per available seat mile (cents)              17.0c           15.7c           15.9c           15.8c
Operating cost per available seat mile (cents)       15.2c           13.9c           14.5c           14.4c
Average stage length (miles)                         248.4           230.0           248.9           224.0
Aircraft in service                                    126             139             126             139
Departures                                          83,684          91,961         258,635         278,553


OPERATING COST PER AVAILABLE SEAT MILE (ASM)



                                               Three Months Ended                                Nine Months Ended
                                                    June 30,                                          June 30,
                                          2000                      1999                   2000                     1999
                                 Cost per    Percent of     Cost per  Percent of   Cost per   Percent of     Cost per  Percent of
                                    ASM         Total         ASM       Total         ASM        Total          ASM      Total
                                  (cents)     Revenues      (cents)    Revenues     (cents)     Revenues      (cents)   Revenues
Flight operations                    7.8        46.1%         6.4        41.0%         7.3        46.1%         6.6        41.7%
Maintenance                          3.1        18.4%         2.7        17.1%         2.9        18.1%         2.8        17.9%
Aircraft and traffic                 1.9        10.9%         1.8        11.6%         1.8        11.6%         2.0        12.7%
servicing
Promotion and sales                  1.0         6.2%         1.3         8.4%         1.0         6.6%         1.3         8.2%
General and administrative           0.9         5.2%         1.0         6.3%         0.9         5.7%         1.0         6.4%
Depreciation and amortization        0.5         3.0%         0.7         4.2%         0.6         3.5%         0.7         4.6%
                                 -------     --------        -----      -------    -------     --------       -----        -----
Total operating expenses            15.2        89.8%        13.9        88.6%        14.5        91.6%        14.4        91.5%
                                 =======     ========        =====      =======    =======     ========       =====        =====


RESULTS OF OPERATIONS

Operating Revenues

In the quarter and nine months ended June 30, 2000, operating revenues increased $15.7 million (14.9%) and $46.4 million (15.5%), respectively, as compared to the corresponding periods in 1999. The increase was primarily due to additional revenues from the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways.

Capacity, measured by ASMs, increased 6.1% and 15.2%, respectively, for the quarter and nine months ended June 30, 2000 as compared to the corresponding periods in 1999. The ASM increases resulted from the Company's continued implementation of regional jet aircraft, which have more seats and fly longer stage lengths than turboprop aircraft, into its fleet. Passenger traffic is measured by revenue passenger miles (RPMs), which represent one revenue passenger carried one mile. RPMs increased 14.0% and 18.4%, respectively, in the quarter and nine months ended June 30, 2000 as compared to the corresponding periods in 1999. The RPM increases were due primarily to the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways. Passenger load factor increased to 55.5% and 52.0%, respectively, in the quarter and nine months ended June 30, 2000 as compared to 51.6% and 50.6% in the corresponding periods in 1999. As discussed previously, the majority of the Company's revenue is derived from fee per departure contracts with its major airline partners, and the major airline partners are responsible for marketing and selling seats on the Company's flights. Therefore, the Company's load factors are largely dependent on the marketing efforts of its major airline partners.

Operating Expenses

Flight Operations

In the quarter ended June 30, 2000, flight operations expense increased 29.4% to $55.8 million (7.8 cents per ASM) from $43.1 million (6.4 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, flight operations expense increased 27.7% to $159.7 million (7.3 cents per ASM) from $125.1 million (6.6 cents per ASM) in the corresponding period in 1999. The increase was primarily due to the Company's increase in available capacity, higher fuel costs and additional pilot and flight attendant costs associated with operating regional jets.

Maintenance Expense

In the quarter ended June 30, 2000, maintenance expense increased 23.2% to $22.2 million (3.1 cents per ASM) from $18.0 million (2.7 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, maintenance expense increased 17.0% to $62.8 million (2.9 cents per ASM) from $53.6 million (2.8 cents per ASM) in the corresponding period in 1999. Increased maintenance expenditures are due primarily to the additional maintenance events arising from the Company's increase in capacity.

Aircraft and Traffic Servicing Expense

In the quarter ended June 30, 2000, aircraft and traffic servicing expense increased 7.9% to $13.2 million (1.9 cents per ASM) from $12.3 million (1.8 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, aircraft and traffic servicing expense increased 5.5% to $40.3 million (1.9 cents per ASM) from $38.2 million (2.0 cents per ASM) in the corresponding period in 1999. The increase was primarily due to the Company's increase in flights. On a unit cost (per ASM) basis, aircraft and traffic servicing expenses were essentially flat between periods.

Promotion and Sales

In the quarter ended June 30, 2000, promotion and sales expense decreased 15.7% to $7.5 million (1.0 cents per ASM) from $8.8 million (1.3 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, promotion and sales expense decreased 8.0% to $22.9 million (1.0 cents per ASM) from $24.8 million (1.3 cents per ASM) in the corresponding period in 1999. The decrease is primarily due to the Company's continued expansion of flights performed pursuant to fee per departure contracts with America West and US Airways, whereby America West and US Airways assume the responsibility for promoting and selling seats on flights operated by the Company.

General and Administrative Expense

In the quarter ended June 30, 2000, general and administrative expense decreased 4.9% to $6.3 million (0.9 cents per ASM) from $6.7 million (1.0 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, general and administrative expense increased 2.1% to $19.6 million (0.9 cents per ASM) from $19.2 million (1.0 cents per ASM) in the corresponding period in 1999. General and administrative expense consists of items such as administrative payroll, office rent, professional fees and other items that are generally fixed from period to period. On both an absolute and unit cost (per
ASM) basis, the change in general and administrative expense was not significant.

Depreciation and Amortization

In the quarter ended June 30, 2000, depreciation and amortization expense decreased 18.9% to $3.6 million (0.5 cents per ASM) from $4.4 million (0.7 cents per ASM) in the corresponding quarter in 1999. In the nine months ended June 30, 2000, depreciation and amortization expense decreased 12.2% to $12.1 million (0.6 cents per ASM) from $13.8 million (0.7 cents per ASM). The decrease is primarily due to the cessation of depreciation on parked 1900D aircraft to be disposed of in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Other Expense

In the quarter ended June 30, 2000, net other expense decreased to $4.4 million from $7.2 million in the corresponding quarter in 1999. Other expense in 1999 included a one-time charge of approximately $3.6 million for costs related to the Company's acquisition of CCAIR. In the nine months ended June 30, 2000, net other expense decreased to $8.0 million from $14.6 million. In addition to the aforementioned CCAIR acquisition costs included in 1999, in 2000 the Company recognized a $2.0 million gain from the settlement with BRAD, $1.1 million in gains from the sale of short-term investments and increased interest income on invested cash.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's cash and cash equivalents and marketable securities totaled $28.2 million, compared to $56.2 million at September 30, 1999. The Company's net cash flow from operations totaled approximately $17.2 million during the nine months ended June 30, 2000. During the nine months ended June 30, 2000, the Company invested approximately $5.0 million in marketable securities, $29.7 million in aircraft parts and other fixed assets, reduced long-term debt by $6.6 million and repurchased approximately $10.0 million of its common stock. The Company intends to use its cash and cash equivalents and marketable securities for working capital, capital expenditures and acquisitions. Historically, the Company has generated adequate cash flow to meet its operating needs.

As of June 30, 2000, the Company had receivables of approximately $43.9 million, consisting primarily of amounts due from its code share partners and passenger ticket receivables due through the Airline Clearing House (ACH). Under the terms of the US Airways code share agreement, the Company receives a substantial portion of its revenues through the ACH.

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

Of the 32 CRJ aircraft operated by the Company, 29 are currently leased pursuant to long-term operating leases with terms of 16-1/2 to 18-1/2 years. The Company makes semi-annual lease payments on its CRJ aircraft, with approximately $15.4 million due in September 2000 and $17.9 million due in January 2001 . The remaining 3 aircraft are currently leased pursuant to interim financial arrangements and are expected to be leased under long-term operating leases as market conditions allow. The Company has significant lease obligations and debt payments on its remaining (non-CRJ) aircraft. At June 30, 2000 the Company owned 67 1900D aircraft securing debt with maturities through 2011. During the fiscal year ended September 30, 1999 the Company elected to cease service on several routes operated by Raytheon 1900D aircraft, and determined that 30 1900D aircraft would be disposed of. The Company has received a proposal from Raytheon for the return of up to 20 1900D aircraft and the refinancing of 36 additional 1900D aircraft. Execution of the proposal is subject to completion of a definitive agreement between the Company and Raytheon.

In October 1999, the Company settled various disputed claims it had against BRAD regarding BRAD's obligation to accept trade-in Embraer EMB-120 Brasilia aircraft and the availability of 16 additional CRJs under rolling options. Under this settlement, the Company will receive up to $9.0 million ($8.5 million cash, $0.5 million credit), $7.6 million of which has been earned to date. The remainder will be paid if the Company secures long-term operating lease financing on each remaining 3 CRJ aircraft by certain deadlines.

The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines for its CRJ aircraft, Rolls-Royce Allison for its ERJ aircraft and Pratt and Whitney, Canada Aircraft Services for its Dash 8-200 aircraft. The contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour, subject to escalation based on changes in certain price indices, for the number of flight hours incurred since the previous event.

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

In December 1999, the Company's Board of Directors authorized the Company to repurchase up to 10% of the outstanding shares of its Common Stock. As of June 30, 2000, the Company has acquired approximately 1.8 million shares of its common stock at an aggregate cost of approximately $10.0 million.

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

AIRCRAFT:

The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2000:

                                                                              OPERATING ON         PASSENGER
       TYPE OF AIRCRAFT             OWNED      LEASED        TOTAL            JUNE 30, 2000         CAPACITY
------------------------------------------------------------------------------------------------------------
Beechcraft 1900D                      67          10           77                     58              19
Jet Stream Super 31                   --          14           14                     14              19
Dash 8-100                            --          10           10                     10              37
Dash 8-200                            --          12           12                     12              37
CRJ                                   --          32           32                     32              50
ERJ                                   --           2            2                      2              50
Embraer EMB-120 Brasilia              --           7            7                     --              30
                                    ----        ----         ----                   ----              30
                                      67          87          154                    128
                                    ====        ====         ====                   ====

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

UNITED AIRLINES, INC.

In June 1997, United Airlines, Inc. (UAL) filed a complaint in the United States District Court for the Northern District of Illinois against two subsidiaries of the Company (MAI and West Air) seeking a judicial declaration of the parties rights and obligations under two separate written agreements, pursuant to which MAI and West Air allegedly agreed to provide certain airline transportation services to UAL, including the provision of scheduled air transportation services in certain areas of the United States under the service mark "United Express." UAL contends that under these agreements, UAL has the right to "increase, decrease, or in any other way adjust the flight frequencies, markets or both" in certain airports currently serviced by West Air and/or MAI. In January 1998, UAL amended its complaint to include damages related to MAI's purported breach of contract to provide specified levels of service in certain cities. In November 1998, UAL's motion to amend its complaint to include an additional $4.0 million in damages resulting from MAI's alleged failure to remit baggage fees at Denver International Airport to UAL was granted. In December 1998, UAL filed its Second Amended Complaint. In November 1999 Mesa amended its own counterclaims to assert a corresponding claim for UAL's failure to provide a working baggage system. MAI and West Air dispute the principal contentions in UAL's complaint and, unless a satisfactory negotiated resolution is achieved, intend to defend their positions vigorously. Furthermore, MAI and West Air believe that UAL has breached its code-sharing agreements with the respective entities and have filed a counterclaim seeking to recover the substantial damages to the business of MAI and West Air which have been incurred.

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

In February 1999, a complaint was filed against West Air and the Company in the Superior Court of California for Fresno County (the Court) by the former West Air pilots. The plaintiffs sought severance pay in the amount of $1.2 million, plus economic and punitive damages as a result of West Air's termination of online operations following United's non-renewal of the West Air agreement.

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

LYNRISE AIR LEASE, INC.

On June 29, 1999, Lynrise Air Lease, Inc. (Lynrise) filed suit against the Company and CCAIR in the Supreme Court of the State of New York. Lynrise was the lessor of certain Shorts model 360 aircraft leased to CCAIR. In 1998, CCAIR restructured its aircraft fleet and elected to terminate the leases held by Lynrise for the Shorts aircraft. In connection with the early termination of the leases, CCAIR issued to Lynrise an unsecured convertible promissory note (the
Note) in the principal amount of approximately $8.3 million. The Note was convertible into CCAIR common stock at a price of $8.00 per share. As a result of the June 1999 merger between CCAIR and Mesa Merger Corporation, the Note became convertible into Mesa Air Group, Inc. common stock at a price of $12.87 per share. The Note accrues interest at the rate of 7% per annum, with quarterly interest payments due commencing March 31, 1999. Principal payments in 10 equal installments are due commencing December 31, 1999. The remaining principal balance of the Note, together with any accrued and unpaid interest, is due and payable on June 30, 2004.

The Note contained a provision that upon a change of control Lynrise may, at its option, require CCAIR to repurchase the Note. In its lawsuit filed against the Company and CCAIR, Lynrise alleged that it had exercised its option to require CCAIR to repurchase the Note after CCAIR became a wholly owned subsidiary of the Company. Both CCAIR and the Company contend that Lynrise waived its rights with respect to the repurchase option. In addition, by letter dated August 9, 1999, Lynrise declared that in accordance with the terms of the Note, an event of default had occurred as a result of CCAIR's alleged failure to make the repurchase offer and declared the principal amount of the Note and all accrued interest thereon immediately due and payable.

Lynrise's claims against CCAIR included a claim for declaratory judgement that CCAIR was obligated to repurchase the Note and a claim for breach of contract. As against the Company, Lynrise claimed tortuous interference.

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

BOMBARDIER

On November 4, 1999, the Company settled various outstanding disputes with BRAD. Under the terms of the settlement, BRAD has agreed to pay the Company a total of $9.0 million, $7.1 million of which has been paid as of June 30, 2000.

OTHER LEGAL PROCEEDINGS

The Company is also a party to various legal proceedings and claims arising in the ordinary course of business.

Although the ultimate outcome of the above pending lawsuits cannot be determined, the Company believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against the Company will not have a material adverse effect on the Company's consolidated financial position. The Company's statement regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 4.    Submission of Matters to vote for Security Holders
           Not applicable

Item 5.    Other Matters
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits - Financial Data Schedule - Exhibit 27

b. Reports on form 8-K

     The Company filed a report on Form 8-K dated May 15, 2000 regarding the appointment of Deloitte & Touche LLP as its independent auditors. No financial statements were filed as a part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            MESA AIR GROUP, INC.
                                                            Registrant

Date:  August 14, 2000                             /s/ Robert B. Stone
                                                   Robert B. Stone
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
-------

Exhibit 27               Financial Data Schedule