Form 10-K
period 2000-09-30
MESA AIR GROUP INC
filed 2000-12-29
CIK 810332

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

                           COMMON STOCK, NO PAR VALUE

                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/ Yes   / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 28, 2000: Common Stock, no par value: $167.4 million.

         On December 26, 2000, the Registrant had outstanding 31,823,854 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENTS          FORM 10-K REFERENCE
                    NONE                    NONE

                              MESA AIR GROUP, INC.

                              2000 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                                                                    PAGE NO.
                                                                                    --------
                                    PART I
          Item 1.       Business................................................       3
          Item 2.       Properties..............................................      11
          Item 3.       Legal proceedings.......................................      12
          Item 4.       Submission of Matters to a Vote of Security Holders.....      12

                                     PART II

          Item 5.       Market Price of and Dividends on the Registrant's
                        Common Equity and Related Stockholder Matters...........     12
          Item 6.       Selected Financial Data.................................      13
          Item 7.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................     14
          Item 7A.      Quantitative and Qualitative Disclosure about Market
                        Risk....................................................     19
          Item 8.       Financial Statements and Supplementary Data.............      21
          Item 9.       Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure.....................     43

                                    PART III

          Item 10.      Directors and Executive Officers of the Registrant......      44
          Item 11.      Executive Compensation..................................      47
          Item 12.      Security Ownership of Certain Beneficial Owners and
                        Management..............................................     52
          Item 13.      Certain Relationships and Related Transactions..........      53

                                     PART IV

          Item 14.      Exhibits, Schedules and Reports on Form 8-K.............      54


                                     PART I

    This Form 10-K includes certain statements, including statements regarding the Company's operations which are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms and other comparable terminology. However, this Form 10-K also contains other forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause Mesa's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of Mesa. Many of such factors are not under Mesa's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. Mesa disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-FORWARD LOOKING STATEMENTS."

ITEM 1.      BUSINESS

GENERAL

Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service, or as companies primarily in support of its operating airlines. The Company serves over 120 cities in 38 states, the District of Columbia, Canada, and Mexico. At September 30, 2000, the Company operated a fleet of 134 aircraft and had approximately 1,000 daily departures.

Approximately 95% of the Company's consolidated airline revenues for the fiscal year ended September 30, 2000, were derived from operations associated with code share agreements with America West Airlines, Inc. ("America West") and US Airways, Inc. ("US Airways"). These code share agreements allow use of the code share partner's reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code share partners and provide coordinated schedules and joint advertising. Certain of these agreements also provide for generally favorable fixed fee and cost reimbursement terms that mitigate certain of the economic risks inherent in the Company's airline's operations.

In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. The Company also has contracts with the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when aircraft are not otherwise used for scheduled service.

The Company's airline operations are conducted by three airline subsidiaries using hub-and-spoke route systems:

- Mesa Airlines, Inc. ("MAI") operates regional jet and turboprop aircraft as America West Express under a code share agreement with America West, primarily at America West's Phoenix, Arizona and Columbus, Ohio hubs. It also operates regional jets as US Airways Express under a code share agreement with US Airways, primarily at US Airways' hubs in Philadelphia, Pennsylvania, Charlotte, North Carolina, and at New York LaGuardia and Washington National Airports.

- Air Midwest, Inc. ("Air Midwest") operates Beechcraft 1900D 19-seat turboprops as US Airways Express under three code share agreements with US Airways at US Airways' hub operations in Pittsburgh and Philadelphia, Pennsylvania, and at Kansas City, Missouri and Tampa, Florida. In November 2000, the Company entered in an agreement wherein Air Midwest's flights in Kansas City will code share with Midwest Express Airlines as well as US Airways effective in early calendar 2001. Air Midwest also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. The Albuquerque hub operation is an "Independent Operation" and is not subject to a code sharing agreement with a major carrier.

- CCAIR, Inc. ("CCAIR") operates turboprop aircraft as US Airways Express under a code share agreement with US Airways at US Airways' Charlotte, North Carolina hub.

Unless the context indicates otherwise, the terms "Mesa," "the "Company," "we," "us," or "our," refer to Mesa Air Group, Inc. and its subsidiaries.

CORPORATE STRUCTURE

Mesa is a Nevada corporation, with its principal executive office in Phoenix, Arizona. In addition to its operating airline subsidiaries, the Company owns WestAir Holding, Inc., a California corporation and owner of WestAir Commuter Airlines, Inc. a California corporation ("WestAir"), that ceased operations in 1998.

The Company also has the following subsidiaries:

         - MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development operates the Company's training program for new pilots in conjunction with San Juan College in Farmington, New Mexico.

         - Regional Aircraft Services, Inc., a Pennsylvania corporation is a subsidiary of WestAir Holdings, Inc. and performs aircraft component repair and overhaul services.

         - Mesa Leasing, Inc., a Nevada corporation, was established to assist in the acquisition and leasing of aircraft.

         - MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable liability insurance rates.

         - Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company's acquisition and management of a Phoenix area hotel property used for crew accommodations.

         - FCA, Inc. a Nevada corporation ("FCA"), previously did business as Four Corners Aviation, a fixed based operation in Farmington, New Mexico. During fiscal 1999, substantially all of the assets of FCA were sold and FCA ceased operations.

AIRCRAFT IN OPERATION

The following table sets forth, as of September 30, 2000, the Company's aircraft fleet (owned and leased) in operation by aircraft type.

                                  CANADAIR      EMBRAER
                                   REGIONAL     REGIONAL                                                  BRITISH
                                    JET           JET        BEECHCRAFT      DEHAVILLAND   DEHAVILLAND    AEROSPACE
                                   (CRJ)          (ERJ)         1900D         DASH 8-100    DASH 8-200    JETSTREAM     TOTAL
                                  --------      --------      ----------    -----------   -----------     ---------   ---------
USAirways Express                    13             8            44            10            --              14            89
America West Express                 19            --             5            --            12              --            36
Mesa Airlines (Ind. Opn.)            --            --             8            --            --              --             8
                                  --------      --------      ----------    -----------   -----------    ---------   ---------
  Total                              32             8            57            10            12              14           133
                                  =======        =======      ==========    ===========   ===========    =========  =========

As of September 30, 2000, the Company was in the process of realigning its fleet across its operating subsidiaries. The primary objective of the fleet realignment is to concentrate all 1900D aircraft into Air Midwest. Historically, both MAI and Air Midwest operated 1900D aircraft, with each carrier having separate flight operations, training and maintenance programs. As of December 1, 2000, the Company completed its fleet realignment and all of the Company's 1900D's were being operated by Air Midwest. MAI now operates the Company's regional jet and Dash 8-200 turboprop aircraft. CCAIR operates the Company's Jetstream and Dash 8-100 turboprop aircraft.

THE CHANGING REGIONAL AIRLINE MARKET AND CODE SHARE AGREEMENTS

Historically, the key characteristics of the regional airline market have included:

    - Operating feeder service to major airline hubs for connecting passengers under code share arrangements primarily in low density markets which are generally unattractive to major airlines;

    - Providing complimentary service in existing major airline markets by operating flights in scheduling gaps between those of the major airlines;

    - Operating turboprop aircraft in support of the major airlines' jet networks;

    - Prorating revenues for connecting customers between the regional and major airline while the regional airline operates in relative independence with respect to local customers in the regional markets, bearing the risks and reaping the rewards from the local customers, generally known as " Prorate Agreements."

In recent years, new arrangements, generally known as "Contract Agreements," have developed between regional and major airlines. These agreements provide that all revenues from all customers go to the major airline partner. In return, the major airline agrees to pay predetermined fees to the regional airline for operating specified flights at specified times, usually without regard to the number of passengers onboard. In addition, these agreements generally provide that certain variable costs, such as fuel and airport landing fees, be reimbursed 100% by the major airline. These arrangements, when properly structured, can be attractive to the regional airline in that the majority of the economic risks are assumed by the major airline partner, leaving the regional airline with often more predictable costs and revenues than under the Prorate Agreements.

The Company's airline subsidiaries have agreements with America West and US Airways to use those major carriers' designation codes (commonly referred to as a "code share"). These code share agreements allow use of the code share partner's reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code share partners and provide coordinated schedules and joint advertising. The Company's passengers traveling on flights operated pursuant to code share agreements receive mileage credits in the respective frequent flyer programs of America West and US Airways, and credits in those programs can be used on flights operated by the Company. Approximately 95% of the Company's airline revenues for the year ended September 30, 2000, were derived from operations associated with code share agreements. The Company's subsidiaries have one code share agreement with America West and five separate code share agreements with US Airways.

Both the America West code share agreement and the US Airways regional jet code share agreements are Contract Agreements. Under the terms of these Contract Agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment for each departure operated and each mile flown, with certain costs, such as fuel and landing fees, billed directly to the major partner. Among other advantages, Contract Agreements reduce the Company's exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices.

For the fiscal year ended September 30, 2000, Mesa's America West Express operations, all of which were operated pursuant to Contract Agreements, represented approximately 46% of the Company's available seat mile capacity and 34% of its consolidated passenger revenue. For this same period, US Airways Express regional jet operations, all of which were also operated pursuant to a Contract Agreement, represented approximately 27% of the Company's available seat mile capacity and 20% of its consolidated passenger revenue. Contract Agreement operations accounted for approximately 73% of capacity, based on available seat miles, and approximately 54% of passenger revenues on a consolidated basis.

The Company's four US Airways turboprop code share agreements are Prorate Agreements, in which the Company is allocated a portion of each passenger's fare based on a standard industry formula and which require the Company to pay all the costs of transporting the passenger. For the fiscal year ended September 30, 2000, US Airways Express turboprop operations represented approximately 25% of the Company's available seat mile capacity and 41% of its consolidated passenger revenue.

Renewal of one code share agreement with US Airways does not guarantee the renewal of other code share agreements with US Airways. Code share agreements provide for terms of seven years for America West, and from two to eight years for US Airways. Although the provisions of the code share agreements vary from contract to contract, generally each agreement is subject to cancellation should the applicable Company subsidiary fail to meet certain operating performance standards, breach of other contractual terms and conditions and, in the case of the US Airways code share agreements (other than the regional jet service agreement and the Kansas City code share agreement described below), upon six months notice by either party. The code share agreements contain provisions allowing the Company's code share partners to terminate the agreements upon certain potential operational or "change in control" events. The code share agreements do not prohibit the major carrier from having code share relationships with other regional carriers, although the Company does have exclusive rights from its code share partners on many of the routes served by the Company's subsidiaries. A termination or expiration without renewal of the America West or US Airways contract code share agreements or more than one of the prorate agreements would have a material adverse effect on the Company's business prospects, financial condition and results of operations.

The various code share agreements are summarized as follows:

                     Agreement                                     Type          Expiration
                     ---------                                     ----          ----------
                     America West                                Contract         2007 (1)
                     US Airways:
                        Kansas City, MO                          Prorate          2005 (3)
                        Pittsburgh, PA                           Prorate          2004 (3)
                        Philadelphia, PA                         Prorate          2005 (3)
                        Charlotte and Raleigh/Durham, NC         Prorate           2003
                        New Orleans, LA                          Prorate          2005 (3)
                        Tampa and Orlando, FL                    Prorate          2005 (3)
                        Regional Jet Service                     Contract         2008 (2)

(1) In November 2000, the Company and America West amended their Contract Agreement to expand the number of regional jets operated from 17 to 22 and extend the term of the agreement for regional jets from 2004 to 2007.

(2) In November 1999 and October 2000, the Company and US Airways amended the US Airways regional jet service Contract Agreement. The amendments expanded the number of regional jets operated from 14 to 32 and extended the term from 2004 to 2008. In addition, the amendments eliminated the ability of US Airways to terminate the Contract Agreement without cause.

(3) In October 2000, the Company and US Airways amended three of its revenue prorate agreements. The Kansas City agreement was extended from 2000 to 2005. In addition, the agreement was amended to eliminate the ability of either party to terminate the agreement without cause and permit the Company to add additional code share partners in Kansas City. The other two prorate agreements were extended by one year beyond their previous expiration dates.

In November 2000, the Company entered into a non-binding letter of intent with Midwest Express Airlines, Inc. ("Midwest Express") to add the Midwest Express designation code to the Company's operations in Kansas City. The anticipated start date for the arrangement is the first quarter of calendar 2001. The agreement will cover 13 cities already served by ten 1900D aircraft.

FLEET PLANS AND AIRCRAFT MANUFACTURER RELATIONSHIPS

In August 1996, the Company entered into an agreement with Bombardier Regional Aircraft Division ("BRAD") to acquire 16 CRJ 50-passenger jet aircraft. The agreement also granted the Company an option to acquire an additional 16 jet aircraft and provided for additional rolling options to acquire a third block of 16 aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the BRAD purchase agreement. The option exercise included the conversion of eight Dash 8-200 aircraft then on order to CRJ 50-passenger jet aircraft. In addition, BRAD agreed to assume the leases on the Company's inactive fleet of seven Embraer EMB-120 aircraft upon the delivery of CRJs.

Subsequently, BRAD refused to accept trade-in Embraer EMB-120 aircraft and failed to provide the 16 CRJ aircraft pursuant to the rolling options held by the Company. Under the settlement of this dispute, the Company may receive up to $9.0 million, subject to financing additional aircraft acquisitions by a certain date. As of September 30, 2000, $7.7 million has been received relative to 29 of the 32 delivered aircraft. The Company recorded $2.0 million as other income related to damages from the dispute with BRAD for incremental lease payments, storage and insurance costs incurred by the Company. The remaining $5.7 million was recorded as a deferred credit and will be deferred and amortized over the life of the leased aircraft. For the three remaining aircraft, $1.3 million will be received when the aircraft are financed pursuant to long-term operating leases.

As of September 30, 2000, the Company has taken delivery of each of the 32 CRJ aircraft ordered under the BRAD purchase agreement including 16 subject to the options.

During fiscal 1999, the Company entered into an agreement with Embraer, a Brazilian aircraft manufacturer, to acquire 36 ERJ-145 50-seat regional jets. Deliveries commenced in April 2000 and are expected to continue through mid-calendar 2002. The agreement also grants the Company options to purchase at least 64 additional ERJ-145 aircraft. The options are at fixed prices, subject to cost escalations and delivery schedules, and are exercisable through October 2007. Generally, the Company finances the aircraft with U.S. leveraged leases entered into with various third-party lessors.

In June 2000, the Company introduced its first ERJ into revenue service as US Airways Express. By the end of March 2002, the Company intends to perform all US Airways Express regional jet operations with ERJs and all America West Express regional jet operations with CRJs. The above regional jet allocation is subject to various contingencies, including the availability of ERJs from Embraer, the availability of financing for the aircraft, and the willingness of America West and US Airways to agree to deployment of additional aircraft.

The following summarizes the Company's jet fleet status and current fleet expansion plans for the periods indicated:

                                                           ERJ
                               CRJ           ERJ          FIRM            ERJ       CUMULATIVE
                            DELIVERED     DELIVERED      ORDERS         OPTIONS        TOTAL
                            ---------     ---------      ------         -------    ----------
At 9/30/2000                    32             8            --            --            40
10/1 Thru 12/28/2000            --             4            --            --            44
YE 12/31/2001*                  --            --            12            --            56
YE 12/31/2002*                  --            --            12             7            75
YE 12/31/2003*                  --            --            --            18            93
Yrs. 2004-2007*                                                           39           132
                            ---------     ---------      ------         -------
TOTAL                           32            12            24            64

* Numbers reflect projections for the indicated calendar year.


In fiscal 1999, the Company announced its intention to dispose of 30 excess 1900D aircraft. As of September 30, 2000, the Company had disposed of 17 of such aircraft, and is actively seeking proposals for the disposition of the remaining 13 1900D aircraft. Under an agreement with Raytheon Aircraft Corporation ("RAC"), the Company has the right to sell to Raytheon six 1900D aircraft in October 2001 and five 1900D aircraft in October 2002.

MARKETING

The Company's flight schedules are structured to facilitate the connection of its passengers with flights of America West and US Airways at airports where it serves as a code share partner and maximize local and connecting service to other carriers in Albuquerque.

Under the Company's US Airways Express turboprop operations, the Company's market selection process follows an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways regarding the level of service and fares. The Company believes that this selection process enhances the likelihood of profitability in a given market.

Under the America West Express Contract Agreement and the US Airways Express regional jet Contract Agreement, market selection, pricing and yield management functions are performed by America West and US Airways, respectively. The Company's role is simply to operate its fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. The Company intends to expand its operations performed pursuant to these Contract Agreements.

Under the Company's code share agreements, America West and US Airways coordinate advertising and public relations within their respective regions. In addition, the Company's prorate traffic is impacted by the major airline partners' advertising programs in regions outside those served by the Company, with the major partners' customers becoming customers of the Company as a result of through fares. Under Prorate code share arrangements, the Company's passengers also benefit from through fare ticketing with the major airline partners and greater accessibility to the Company's flights on computer reservation systems and in the Official Airline Guide.

The Company's Prorate Agreement and Independent Operation flights are promoted through, and the Company's revenues are generally believed to benefit from, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. The Company participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. The Company's non-code share operation utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of the Company's code share partners are also utilized in each of the Company's other operations through their respective code share agreements. The Company also pays booking fees to owners of other computerized reservation systems based on the number of independent and prorate passengers booked by travel agents using such systems. The Company believes that it has good relationships with travel agents serving its passengers.

FARES AND CONTRACT AGREEMENT FLYING

The Company has increasingly relied on Contract Agreements with its code share partners to generate revenue. All of the Company's America West Express and US Airways Express regional jet operations are on a contract basis. The percentage of revenue generated under Contract Agreements is expected to increase in future years as the Company continues to add regional jets to its America West Express and US Airways Express operations and reduce the number of 1900D aircraft in operation. In fiscal 2000, the Company generated approximately 54% of its total operating revenue pursuant to Contract Agreements.

Since 1978, airlines in the United States have generally been free to set their own domestic fares without governmental regulation. The Company derives its Independent and Prorate passenger revenues from a combination of local fares, through fares and joint fares. Local fares are for one-way and round-trip travel provided by the Company within its route systems. Passengers connecting with other carriers also frequently use local fares. A through fare is a fare offered to passengers by a code share partner which generally provides cost savings to the passenger who transfers to the major carrier's code share partner on routes flown by the code share partner. Through fares are prorated in accordance with standards specified in the various code share agreements. Joint fares are single fares for travel combining the Company's flights with flights of other airlines that are not code share partners with the Company. Joint fares generally allow a passenger to pay a single lower fare than the passenger would otherwise have paid with separate local fares. The Company has been able to negotiate joint fare arrangements with certain major carriers as an additional means of deriving passengers connecting through its hub cities.

COMPETITION

The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, travel agent commissions and the automation of travel agent reservation systems. Further, because of the Airline Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service.

The Company believes that the Airline Deregulation Act facilitated the Company's entry into scheduled air service markets and allows it to compete on the basis of service and fares, thus causing major carriers to seek out further contractual agreements with carriers such as the Company as a way of expanding their respective networks. However, the Airline Deregulation Act makes the entry of other competitors possible, some of which may have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in the Company's markets.

The Company believes its code share agreements provide a significant competitive advantage in hub airports where its major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering superior service creates difficulty for other regional airlines wishing to compete at such hubs. In addition to enhanced competitiveness offered by the code share agreements, the Company competes with other airlines by offering frequent flights, flexible schedules and numerous fare levels.

FUEL

Historically, the Company has not experienced problems with the availability of fuel, and believes that it will be able to obtain fuel in quantities sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, the Company's code share agreement with America West and the regional jet service agreement with US Airways allow fuel used in the performance of the agreements to be billed to the code share partner, thereby reducing the Company's exposure to fuel price fluctuations. In fiscal 2000, approximately 65% of the Company's fuel was associated with the Company's America West code share and US Airways regional jet service agreements. A substantial increase in the price of jet fuel, to the extent the Company's fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future would have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

MAINTENANCE OF AIRCRAFT AND TRAINING

All mechanics and avionics specialists employed by the Company have the appropriate training and experience and hold the required licenses issued by the Federal Aviation Administration ("FAA"). Using a combination of FAA-certified maintenance vendors and its own personnel and facilities, the Company maintains its aircraft on a scheduled and "as-needed" basis. The Company emphasizes preventive maintenance and inspects its aircraft engines and airframes as required. The Company also maintains an inventory of spare parts specific to the aircraft types it flies. The Company provides periodic in-house and outside training for its maintenance and flight personnel and also takes advantage of factory training programs that are offered when acquiring new aircraft.

INSURANCE

The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers' compensation.

EMPLOYEES

As of September 30, 2000, the Company employed approximately 3,480 employees. The Company's continued success is partly dependent on its ability to continue to attract and retain qualified personnel. Historically, the Company has had no difficulty attracting qualified personnel to meet its requirements. The Company believes that relations with its employees are favorable.

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

During December 1996, the Company reached a five-year agreement, expiring in December, 2001, with the Air Line Pilots Association ("ALPA") for a single pilot contract for MAI and Air Midwest. Air Midwest mechanics are represented by the International Association of Machinists ("IAM"), and flight attendants at MAI are represented by the Association of Flight Attendants ("AFA"). The current agreement with the IAM is amendable on March 31, 2002 and the AFA contract is amendable on June 13, 2003. CCAIR has three organized employee groups. ALPA represents the pilots, AFA represents the flight attendants and the International Brotherhood of Teamsters ("Teamsters") represents the mechanics and stock clerks. The ALPA agreement was renewed on November 6, 1998, and becomes amendable on October 31, 2002. The AFA agreement was renewed on May 16, 1996, and becomes amendable on May 16, 2001. The Teamsters mechanics contract was ratified on July 15, 1998, and becomes amendable on December 31, 2001. The Teamsters stock clerks contract was ratified July 31, 2000 and becomes amendable on December 31, 2003.

No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

ESSENTIAL AIR SERVICE PROGRAM

The Essential Air Service program administered by the United States Department of Transportation ("DOT") guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT will subsidize air service to communities that might not otherwise have air service. The Company services 11 such cities for an annual subsidy of approximately $5.6 million.

REGULATION

As an interstate air carrier, the Company is subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the DOT. Such requirements include minimum levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

The Company is subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections.

Effective March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. The Company, as one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 within the FAA's deadline. These requirements have resulted in a significant increase in the Company's costs, affecting the Company's ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. The Company continues to attempt to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

The Company is subject to various federal and local laws and regulations pertaining to other issues of environmental protocol. The Company believes it is in compliance with all governmental laws and regulations regarding environmental protection.

The Company is also subject to the jurisdiction of the Federal Communications Commission with respect to the use of its radio facilities and the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement and curfews.

ITEM 2.  PROPERTIES

The Company's primary property consists of the aircraft used in the operation of its flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2000.

                                                    NUMBER OF AIRCRAFT
                                                    ------------------
                                                                OPERATING ON      PASSENGER
  TYPE OF AIRCRAFT              OWNED      LEASED     TOTAL    SEPT. 30, 2000     CAPACITY
  ----------------------        -------    -------   ------   ---------------    ----------
Canadair  Regional Jet            --         32        32          32               50
Embraer Regional Jet .            --          8         8           8               50
Beechcraft 1900D                  51         10        61          57               19
Jetstream Super 31                --         14        14          14               19
Dash 8-100                        --         10        10          10               37
Dash 8-200                        --         12        12          12               37
Embraer EMB-120                   --          7         7          --               30
                                -------    -------   ------     -------
  Total                           51         93       144         133
                                ======     =====     =====      ======

See "Business -- Airline Operations" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" for a discussion regarding the Company's aircraft fleet commitments.

In addition to aircraft, the Company has office and maintenance facilities to support its operations. The facilities are as follows:

                                                                                               APPROXIMATE
                                TYPE                          LOCATION           OWNERSHIP      SQUARE FEET
                  --------------------------------       -----------------       ---------      -----------
                  Administrative/Dispatch.............   Phoenix, AZ               Leased        21,000
                  Flight Operations/Training..........   Phoenix, AZ               Leased         7,600
                  Records/Technical Publications......   Phoenix, AZ               Leased         8,200
                  Hangar..............................   Farmington, NM            Leased        30,000
                  Engine Shop.........................   Farmington, NM            Leased         6,000
                  Hangar..............................   Fresno, CA                Leased        18,500
                  Hangar/Office.......................   Wichita, KS                (1)          30,000
                  Hangar..............................   Jamestown, NY             Leased        30,000
                  Hangar/Office.......................   Dubois, PA                Leased        23,000
                  Hangar..............................   Reading, PA                (1)          56,250
                  Hangar/Office.......................   Grand Junction, CO         (1)          32,770
                  Hangar/Office.......................   Bullhead City, AZ         Leased        12,850
                  Office .............................   Charlotte, NC             Leased        11,000
                  Hangar .............................   Charlotte, NC             Leased        30,000

(1)      Building is owned, underlying land is leased.

The Company leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with Company personnel. America West and US Airways also provide facilities, ticket handling and ground support services for the Company at certain airports.

The Company's Phoenix Administrative/Dispatch facility is leased pursuant to a ten-year lease that commenced November 1, 1998. The Flight Operations/Training space is subject to a 30-month lease that commenced on August 15, 1998.

The Company believes its facilities are suitable and adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of pending lawsuits cannot be determined, the Company believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against the Company will not have a material adverse effect on the Company's financial position. The Company's statement regarding the outcome of all pending proceedings and claims is a forward-looking statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its annual meeting of shareholders on August 9, 2000. The shareholders elected the following Board of Directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified:

                                                                             SHARES
NAME                                       SHARES VOTED FOR                 ABSTAINING
----                                       ----------------                 ----------
Jonathan G. Ornstein                          28,016,730                     355,889
Paul R. Madden                                27,601,357                     771,262
Daniel J. Altobello                           28,044,885                     327,734
Jack Braly                                    28,024,937                     347,682
Herbert A. Denton                             28,058,219                     341,400
Ronald A. Fogelman                            28,042,422                     330,197
Maurice A. Parker                             28,047,948                     324,671
George Murnane III                            27,452,516                     920,103
James E. Swigart                              27,526,218                     846,401

The shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2000 by a vote of 28,271,600 for and 69,290 against, with 31,729 shares abstaining. The shareholders rejected a shareholder proposal to adopt cumulative voting by a vote of 8,008,257 for and 12,840,426 against, with 188,293 shares abstaining. The shareholders also rejected a shareholder proposal to sell or merge the Company by a vote of 2,951,257 for and 17,631,374 against, with 454,345 shares abstaining.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The following table sets forth, for the periods indicated, the high and low sales price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa's common stock is traded on the NASDAQ National Market System under the symbol "MESA."

                                                                   FISCAL 2000                    FISCAL 1999
                                                                   -----------                    -----------
QUARTER                                                        HIGH            LOW            HIGH            LOW
-------                                                        ----            ---            ----            ---
First...............................................       $    6.44       $    4.25      $    8.13       $    4.12
Second..............................................            6.63            4.75           9.31            5.81
Third...............................................            7.06            4.78           7.75            6.19
Fourth..............................................            6.25            5.13           8.34            6.06

On December 26, 2000, the Company had 1,369 shareholders of record. The Company has never paid cash dividends on its common stock. The payment of future dividends is within the discretion of the Company's board of directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA AND OPERATING STATISTICS

The selected financial data as of and for each of the five years ended September 30, 2000, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2000, have been audited by Deloitte & Touche LLP, independent auditors. The Consolidated Financial Statements of the Company for the four fiscal years ended September 30, 1999, have been audited by KPMG LLP, independent public accountants.

In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

         YEARS ENDED:                             2000(4)       1999(1)            1998(2)          1997(3)            1996(3)
------------------------------                 ----------      ------------      ------------      -----------       ------------
Operating revenues                            $   471,612      $   404,616       $   494,866       $   579,464       $   566,597
Operating expenses                            $   429,798      $   402,487       $   533,910       $   634,805       $   517,716
Operating income (loss)                       $    41,814      $     2,129       $   (39,044)      $   (55,341)      $    48,881
Interest expense                              $    15,463      $    19,096       $    25,382       $    28,518       $    13,538
Earnings (loss) before income
  Taxes                                       $    28,031      $   (12,815)      $   (58,229)      $   (80,704)      $    49,634
Net earnings (loss)                           $    58,872      $   (13,412)      $   (50,467)      $   (50,326)      $    30,503
Net earnings (loss) per share:
  Basic                                       $      1.78      $     (0.40)      $     (1.50)      $     (1.52)      $      0.81
  Diluted                                            1.77      $     (0.40)      $     (1.50)      $     (1.52)      $      0.80
Working capital (deficit)                     $    59,156      $    33,040       $    (1,446)      $    64,940       $    69,500
Total assets                                  $   384,927      $   403,773       $   484,376       $   677,837       $   705,621
Long-term debt, excluding current portion     $   135,533      $   114,234       $   245,100       $   341,463       $   339,649
Stockholders' equity                          $   144,574      $    96,435       $   108,649       $   183,445       $   230,503
Net book value per share                      $      4.48      $      2.83       $      2.95       $      5.09       $      6.06
Passengers carried                              4,457,989        4,255,696         5,969,104         7,514,644         7,247,687
Revenue passenger miles (000)                   1,561,197        1,324,867         1,407,345         1,544,212         1,509,376
Available seat miles ("ASM") (000)              2,951,116        2,594,861         2,581,946         2,789,575         2,749,629
Average passenger journey in miles                    350              311               236               205               208
Average stage length in miles                         250              225               190               178               169
Load factor                                          52.9%            51.1%             54.5%             55.4%             54.9%
Break-even passenger load factor                     48.5             52.7%             60.1%             60.2%             51.9%
Revenue per ASM in cents                             16.0             15.3              18.7              20.4              20.6
Operating cost per ASM in cents                      14.6             15.5              20.7              22.8              18.8
Average yield per revenue passenger mile             30.2             30.1              34.3              36.8              37.5
in cents
Average fare                                  $    103.45      $     93.59       $     80.91       $     75.56       $     76.43
Aircraft in service                                   133              140               138               204               202
Cities served                                         120              138               134               189               188
Number of employees                                 3,480            3,423             3,241             5,445             4,635

(1) Mesa as of and for the twelve months ended September 30, 1999 CCAIR as of and for the twelve months ended September 30, 1999

(2) Mesa as of and for the twelve months ended September 30, 1998 CCAIR as of and for the twelve months ended December 31, 1998

(3) Mesa as of and for the twelve months ended September 30, 1997 and 1996 CCAIR as of and for the twelve months ended June 30, 1997 and 1996

(4) Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method of $18.1 million and the benefit of reversing a valuation allowance for deferred tax assets of $12.8 million.

The Company's June 9, 1999 acquisition of CCAIR was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of CCAIR for all periods presented. Except for the consolidated financial statements for the years ended September 30, 2000 and 1999, the consolidated financial statements of CCAIR for the 1998, 1997 and 1996 fiscal years have not been restated to change CCAIR's audited year end to September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Data contained elsewhere herein.

RESULTS OF OPERATIONS

GENERAL

The Company operates as a regional air carrier providing scheduled passenger service. The Company serves over 120 cities in 38 states, the District of Columbia, Canada and Mexico.

The Company's airline operations are conducted by three airline subsidiaries using hub-and-spoke route systems. Mesa Airlines, Inc. ("MAI") operates regional jet and turboprop aircraft as America West Express under a code share agreement with America West Airlines, Inc. ("America West"), and regional jets as US Airways Express under a code share agreement with US Airways, Inc. ("US Airways"). Mesa Airlines has significant hub operations in Phoenix, Arizona and Columbus, Ohio as America West Express, and in Philadelphia, Pennsylvania, Washington D.C., Charlotte, North Carolina and New York, New York as US Airways Express. Air Midwest, Inc. ("Air Midwest") operates Beechcraft 1900D 19-seat turboprops as US Airways Express under three code sharing agreements with US Airways. Air Midwest also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. Air Midwest has significant hub operations in Pittsburgh and Philadelphia, Pennsylvania, Kansas City, Missouri and Tampa, Florida. The Albuquerque operation is not subject to a code share agreement with a major carrier. CCAIR, Inc. ("CCAIR") operates turboprops as US Airways Express under a code share agreement with US Airways. CCAIR's operations are based from a hub in Charlotte, North Carolina.

The following tables set forth selected operating and financial data of the Company for the years indicated below. All financial and operating data has been restated to reflect the Company's June 9, 1999 acquisition of CCAIR which was accounted for as a pooling of interest.

                                                                          OPERATING DATA
                                                                     YEARS ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                                2000           1999         1998
                                                           ------------   -----------    ---------
                 Passengers                                4,457,989      4,255,696      5,969,104
                 Available seat miles ("ASM") (000s)       2,951,116      2,594,861      2,581,946
                 Revenue passenger miles (000s)            1,561,197      1,324,867      1,407,345
                 Load factor                                    52.9%          51.1%          54.5%
                 Yield per revenue passenger mile (cents)       30.2           30.1           34.3
                 Revenue per ASM (cents)                        16.0           15.3           18.7
                 Operating cost per ASM (cents)                 14.6           15.5           20.7

                             OPERATING EXPENSE DATA

                                   YEARS ENDED

                        SEPTEMBER 30, 2000, 1999 AND 1998

                                               2000                           1999                                  1998
                              ------------------------------        --------------------------        ------------------------------
                                             PERCENT        COST                  PERCENT      COST                PERCENT    COST
                                               OF           PER                     OF         PER                   OF       PER
                                 AMOUNT       TOTAL         ASM      AMOUNT        TOTAL       ASM      AMOUNT     TOTAL      ASM
                                 (000S)      REVENUES     (CENTS)    (000S)      REVENUES    (CENTS)    (000S)    REVENUES  (CENTS)
                                 ------      --------     -------    ------      --------    -------    ------    --------  -------
Flight Operations ..........  $ 221,788       47.0%         7.5    $ 173,367       42.8%        6.7   $ 195,037     39.4%     7.6
Maintenance ................     83,113       17.6%         2.8       76,309       18.9%        2.9     101,226     20.5%     3.9
Aircraft & Traffic .........     53,489       11.3%         1.8       55,675       13.8%        2.1      78,673     15.9%     3.0
Promotion & Sales ..........     29,879        6.3%         1.0       32,550        8.0%        1.3      67,706     13.7%     2.6
General & Administrative ...     25,899        5.5%         0.9       31,658        7.8%        1.2      31,345      6.3%     1.2
Depreciation & Amortization      15,630        3.3%         0.6       18,053        4.5%        0.7      26,580      5.4%     1.1
Impairment of long-
 lived assets and goodwill .         --         --           --       28,902        7.2%        1.2          --       --       --
Other Operating Items ......         --         --           --      (14,027)      (3.5)%      (0.6)     33,343      6.7%     1.3
                              ---------       -----        -----   ---------       -----       ----   ---------   -------    ----
Total Operating Expenses ...  $ 429,798       91.1%        14.6    $ 402,487       99.5%       15.5   $ 533,910    107.9%    20.7
                              =========       =====        =====   =========       =====       ====   =========   =======    ====
Interest Expense ...........  $  15,463        3.3%         0.5    $  19,096        4.7%        0.7   $  25,382      5.1%     1.0
                              =========       =====        =====   =========       =====       ====   =========   =======    ====

FISCAL 2000 VERSUS FISCAL 1999

General

During fiscal 2000, the Company continued the expansion of its regional jet fleet by taking delivery of 11 additional regional jets (3 CRJs and 8 ERJs). The Company deployed the additional regional jet aircraft in performing operations under its code share agreements with America West and US Airways. Additionally, the Company continued to downsize its Beechcraft 1900D fleet, disposing of 17 1900D aircraft during fiscal 2000. Regional jet aircraft have more seats and generally fly longer stage lengths than turboprop aircraft. Consequently, regional jet aircraft provide more available seat miles ("ASMs") and generate lower revenue and cost per ASM than turboprop aircraft.

Operating Revenues

In fiscal 2000, operating revenues increased by $67.0 million (16.6%) to $471.6 million, compared to $404.6 million in fiscal 1999. The increase was primarily due to additional revenues from the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways.

Capacity, measured by ASMs, increased by 13.7% to 2,951 million in fiscal 2000, compared to 2,595 million in fiscal 1999. The increase in ASMs was primarily attributable to the Company's continued implementation of regional jet aircraft into its fleet, which have more seats and fly longer stage lengths than turboprop aircraft. Passenger traffic is measured by revenue passenger miles ("RPMs"), which represent one revenue passenger carried one mile. RPMs increased by 17.8% to 1,561 million in fiscal 2000 as compared to 1,325 million fiscal 1999. The increase in RPMs was primarily due to the Company's expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways. Passenger load factor increased to 52.9% in fiscal 2000 from 51.1% in fiscal 1999. The majority of the Company's revenue is derived from fee per departure contracts with its major airline partners.

Operating Expenses

Flight Operations

In fiscal 2000, flight operations expense increased 27.9% to $221.8 million (7.5 cents per ASM) from $173.4 million (6.7 cents per ASM) in fiscal 1999. The increase was primarily due to increased fuel costs of approximately $31.5 million, increased lease costs of approximately $10 million and increased pilot wages of approximately $3.4 million. These increases were the result of operating additional regional jets which have higher operating costs than turbo prop aircraft.

Maintenance Expense

In fiscal 2000, maintenance expense increased 8.9% to $83.1 million (2.8 cents per ASM) from $76.3 million (2.9 cents per ASM) in fiscal 1999. Increased maintenance expenditures are primarily due to the increased number of time sensitive maintenance events that occurred in fiscal 2000. Fiscal 2000 maintenance expense was reduced by $4.9 million as a result of the Company's change in accounting method from the accrual method to the direct expense method for CRJ and Dash 8-200 aircraft. The Company also elected to adopt the direct expense method for its new ERJ aircraft. The Company estimates that the change in method will have a positive impact on earnings over the next eight years.

Aircraft and Traffic Servicing Expense

In fiscal 2000, aircraft and traffic servicing expense decreased 3.9% to $53.5 million (1.8 cents per ASM) from $55.7 million (2.1 cents per ASM) in fiscal 1999. The decrease was primarily due to the Company's continued down sizing of its B1900D fleet and the consequent reduction in flying under prorate agreements.

Promotion and Sales

In fiscal 2000, promotion and sales expense decreased 8.2% to $29.9 million (1.0 cents per ASM) from $32.6 million (1.3 cents per ASM) in fiscal 1999. The decrease is primarily due to the Company's continued down sizing of its B1900D fleet and the continued expansion of flights performed pursuant to contract agreements, whereby America West and US Airways assume the responsibility for promoting and selling seats on flights operated by the Company.

General and Administrative Expense

In fiscal 2000, general and administrative expense decreased 18.3% to $25.9 million (0.9 cents per ASM) from $31.7 million (1.2 cents per ASM) in fiscal 1999. The decrease is due to merger expenses incurred in 1999 related to the acquisition of CCAIR as well as a decrease in legal expenses. General and administrative expense consists of items such as administrative payroll, office rent, professional fees and other items.

Depreciation and Amortization

In fiscal 2000, depreciation and amortization expense decreased 13.4% to $15.6 million (0.5 cents per ASM) from $18.1 million (0.7 cents per ASM) in fiscal 1999. The decrease is primarily due to the cessation of depreciation on parked 1900D aircraft being disposed, which are valued in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Other Operating Items

In fiscal 2000, other operating items were de minimis, while in the prior year, the Company recorded substantial adjustments related to the shut down of the UAL code sharing operation and the reversal of $14.0 million of previously established reserves which were considered to be excess.

FISCAL 1999 VERSUS FISCAL 1998

During fiscal 1999, the Company increased the number of regional jet aircraft in its fleet from 17 to 29.

Capacity, measured by ASMs, increased by 0.5% to 2,595 million in fiscal 1999, as compared to 2,582 million in fiscal 1998. The ASM increase resulted from the Company's continued implementation of regional jet aircraft into its fleet, offset by fewer 1900D and EMB-120 aircraft associated with the United Express operation. Passenger traffic, measured by RPMs, decreased 5.9% in fiscal 1999 as compared to fiscal 1998. The passenger load factor decreased from 54.5% to 51.1%, yield (passenger revenue per RPM) decreased by 4.2 cents in 1999 from
34.3 cents per RPM, and revenue per ASM decreased to 15.3 cents from 18.7 cents per ASM in fiscal 1998. The decrease in RPMs was due primarily to the reduction in flying from the United Express operations terminated in 1998. The decreases in yield and revenue per ASM primarily result from Mesa's aforementioned increase in regional jet flying.

Operating revenues decreased by $90 million (18.2%) for the fiscal year ended September 30, 1999 as compared to the prior fiscal year. This decrease was primarily due to the inclusion in 1998 of revenues associated with the since terminated United Express operation. Capacity, measured by ASMs, increased by 0.5% due to the continued addition of regional jet aircraft into Mesa's fleet, offset by fewer B1900 and EMB120 aircraft associated with the United Express operation. Passenger traffic, measured by revenue passenger miles ("RPMs") and representing one passenger carried one mile, decreased by 5.9%. The passenger load factor decreased from 54.5% to 51.1%, yield (passenger revenue per RPM) decreased by 4.2 cents in 1999 from 34.3 cents per RPM, and revenue per ASM decreased to 15.3 cents from 18.7 cents per ASM in fiscal 1998. The decrease in RPMs was due primarily to the reduction in flying from the United Express operations terminated in 1998. The decreases in load factor, yield and revenue per ASM primarily result from Mesa's aforementioned increase in regional jet flying.

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

Promotion and Sales expense decreased by 51.9% to $32.6 million (1.3 cents per ASM) during fiscal 1999 from $67.7 million (2.6 cents per ASM) in fiscal 1998. This decrease was primarily attributable to a reduction in booking fees charged to Mesa for processing reservations on computer reservation systems. Mesa's contract with America West eliminates booking fees and travel agency commissions being charged directly to Mesa, and thus these expenses are expected to continue to decrease in fiscal 2000.

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

In connection with the cessation of service described above, Mesa determined that 30 Beech 1900D aircraft would no longer be required in scheduled service and were therefore impaired. Mesa planned to dispose of the 30 aircraft during fiscal 2000. Mesa recognized an impairment loss amounting to approximately $20.6 million. The amount of the impairment was determined by comparing the net book value of the aircraft against data provided by Raytheon Aircraft Corporation
(RAC), the manufacturer of the aircraft, on current resale values for aircraft of comparable age and condition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $34.1 million at September 30, 2000, compared to cash, cash equivalents and marketable securities of $56.2 million at September 30, 1999. The principal source of funds during fiscal 2000 was approximately $33.2 million generated from operations. During fiscal 2000, the Company invested approximately $40.2 million in aircraft parts and other fixed assets, reduced long-term debt by $8.1 million and repurchased approximately $10.8 million of its common stock. The above factors, among others, resulted in a $25.9 million decrease in cash, cash equivalents and marketable securities during fiscal 2000 which comprises the majority of the decrease noted above.

As of September 30, 2000, the Company had receivables of approximately $41.7 million, compared to $30.9 million at September 30, 1999. The amounts due consist primarily of receivables due from the Company's code share partners and passenger ticket receivables due through the Airline Clearing House ("ACH"). (Under the terms of the US Airways code share agreements, the Company receives a substantial portion of its revenues through the ACH.)

In January 2000, the Company entered into an agreement with Embraer to acquire 36 50-passenger Embraer ERJ-145 regional jets at an aggregate list price of approximately $702 million. Deliveries began in April 2000 and are expected to continue through the summer months of calendar 2002. The Company expects to finance the aircraft with long-term operating lease arrangements. The Company also has options for an additional 64 ERJ aircraft, with the right to convert the options into firm orders for ERJ-145 regional jets or 37-passenger ERJ-135 regional jets. In conjunction with this purchase agreement, the Company placed an $11.8 million deposit with Embraer during fiscal 1999.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. The leases are classified as operating leases and are therefore excluded from the Company's consolidated balance sheets. At September 30, 2000, the Company leased 93 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1,110 million at September 30, 2000.

The Company's long-term debt was primarily incurred pursuant to the acquisition of 1900D aircraft. At September 30, 2000 the Company owned 51 1900D aircraft securing debt with maturities through 2011. In September 2000, the Company sold 16 1900D aircraft to Raytheon for approximately the amount of the underlying debt of $43.8 million. Effective with the transaction, the Company became current on the Raytheon debt. Any event of default that may have occurred has been deemed to be fully cured pursuant to the terms of the agreement with Raytheon.

In December 1999, the Company's Board of Directors authorized the Company's purchase of up to 10% of the outstanding shares of its common stock. As of September 30, 2000, the Company had acquired and retired approximately 2.0 million shares (approximately 5.7%) of its outstanding common stock at an aggregate cost of approximately $10.8 million. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

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

In December 2000, the Company reached an agreement with Fleet Capital for a $35 million revolving line of credit, secured by the Company's inventory and receivables. The agreement, which expires in December 2003, has provisions which allow the expansion of available credit to $50 million by adding other lenders. The Company intends to use the facility for general working capital purposes.

Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code share agreements; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with it code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure such instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the provisions of this statement on October 1, 2000. There was no impact on the Company's financial condition, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Adoption of SAB No. 101 did not have a material impact on the Company's financial condition, results of operations or liquidity.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to market risk associated with changes in interest rates related primarily to its debt obligations and short-term marketable investment portfolio. The Company's debt obligations are primarily variable in rate and therefore have exposure to change in interest rates. A 10% change in interest rates would result in approximately $1.5 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2000, there would be no material impact on the Company's interest income. The Company's investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2000 would impact the results of the Company by approximately $0.6 million.

The Company has exposure to certain market risks associated with its aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes greatly impact a carrier's profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, both the US Airways and America West contract code share agreements allow fuel costs to be passed directly back to the code share partner, thereby reducing Mesa's overall exposure to fuel price fluctuations. In fiscal 2000, 65% of the Company's fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.3 million change in annual fuel costs for that portion of fuel expense which cannot be passed on to either America West or US Airways.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

     Page 21 -- Independent Auditors' Reports

     Page 23 -- Consolidated Statements of Operations -- Years ended September
                30, 2000, 1999, and 1998.

     Page 24 -- Consolidated Balance Sheets -- September 30, 2000 and 1999.

     Page 25 -- Consolidated Statements of Cash Flows -- Years ended September
                30, 2000, 1999 and 1998.

     Page 26 -- Consolidated Statements of Stockholders' Equity and Comprehensive Loss -- Years ended September 30, 2000, 1999 and 1998.

     Page 27 -- Notes to Consolidated Financial Statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective October 1, 1999, the Company changed its method of accounting for certain maintenance costs.

DELOITTE AND TOUCHE LLP

Phoenix, Arizona
December 22, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Mesa Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona
January 20, 2000

                          PART 1. FINANCIAL INFORMATION

                              MESA AIR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------
                                                             2000               1999              1998
                                                         ---------          ---------          ---------
Operating revenues:
  Passenger ....................................         $ 461,159          $ 398,206          $ 482,936
  Freight and other ............................            10,453              6,410             11,930
                                                         ---------          ---------          ---------
     Total operating revenues ..................           471,612            404,616            494,866
                                                         ---------          ---------          ---------
Operating expenses:
  Flight operations ............................           221,788            173,367            195,037
  Maintenance ..................................            83,113             76,309            101,226
  Aircraft and traffic servicing ...............            53,489             55,675             78,673
  Promotion and sales ..........................            29,879             32,550             67,706
  General and administrative ...................            25,899             31,658             31,345
  Depreciation and amortization ................            15,630             18,053             26,580
  Impairment of long-lived assets and goodwill .                --             28,902                 --
  Other operating items ........................                --            (14,027)            33,343
                                                         ---------          ---------          ---------
     Total operating expenses ..................           429,798            402,487            533,910
                                                         ---------          ---------          ---------
  Operating income (loss) ......................            41,814              2,129            (39,044)
                                                         ---------          ---------          ---------
Other income (expense):
  Interest expense .............................           (15,463)           (19,096)           (25,382)
  Interest income ..............................             2,371              2,166                899
  Other income(expense) ........................              (691)             1,986              5,298
                                                         ---------          ---------          ---------
     Total other expense .......................           (13,783)           (14,944)           (19,185)
                                                         ---------          ---------          ---------
Income (loss) before income taxes
   and cumulative effect of accounting change...            28,031            (12,815)           (58,229)
Income taxes (benefit) .........................           (12,756)               597             (7,762)
                                                         ---------          ---------          ---------
Income (loss) before cumulative effect of
   accounting change ...........................            40,787            (13,412)           (50,467)
Cumulative effect of accounting change, net
   of $0 applicable income taxes ...............            18,085                 --                 --
                                                         ---------          ---------          ---------

Net income (loss) ..............................         $  58,872          $ (13,412)         $ (50,467)
                                                         =========          =========          =========
Income (loss) per common share - basic:
Income (loss) before cumulative effect of
   accounting change ...........................         $    1.23          $    (.40)         $   (1.50)
Cumulative effect of accounting change, net ....               .55                 --                 --
                                                         ---------          ---------          ---------
Net income (loss) ..............................         $    1.78          $    (.40)         $   (1.50)
                                                         ==========         ==========         ==========

Income  (loss) per common share - diluted:
Income (loss) before cumulative effect of
   accounting change ...........................         $    1.23          $    (.40)         $   (1.50)

Cumulative effect of accounting change, net ....               .54                 --                 --
                                                         ---------          ---------          ---------
Net income (loss) ..............................         $    1.77          $    (.40)         $   (1.50)
                                                         =========          ==========         ==========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,
                                                                   ----------------------
                                                                   2000              1999
                                                                   ----              ----
ASSETS
Current assets:
  Cash and cash equivalents .........................         $  26,403         $  52,905
  Marketable securities .............................             7,681             3,306
  Receivables, primarily traffic ....................            41,719            30,859
  Expendable parts and supplies .....................            27,716            24,727
  Aircraft held for sale ............................            31,149            77,412
  Prepaid expenses and other current assets .........             9,140            12,739
  Deferred income taxes .............................             8,527                --
                                                              ---------         ---------
     Total current assets ...........................           152,335           201,948
Property and equipment, net .........................           185,909           160,453
Lease and equipment deposits ........................            22,857            22,392
Intangible assets, less accumulated amortization of
$5,981  and $5,140, respectively                                 10,014            10,855
Deferred income taxes ...............................             4,822                --
Other assets ........................................             8,990             8,125
                                                              ---------         ---------
     Total assets ...................................         $ 384,927         $ 403,773
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt .................         $  45,673         $ 121,297
  Accounts payable ..................................            25,741            22,505
  Air traffic liability .............................             3,445             2,128
  Accrued compensation ..............................             3,056             2,324
  Other accrued expenses ............................            15,264            20,654
                                                              ---------         ---------
     Total current liabilities ......................            93,179           168,908
Long-term debt, excluding current portion ...........           135,533           114,234
Deferred credits ....................................            11,641             6,111
Accrued maintenance .................................                --            18,085
                                                              ---------         ---------
     Total liabilities ..............................           240,353           307,338
                                                              ---------         ---------
Commitments and contingencies (notes 4, 7, 12, 17 and 18)
Stockholders' equity:
  Common stock of no par value, 75,000,000 shares
     authorized; 32,286,303 and 34,197,752 shares
     issued and outstanding .........................           112,759           123,492
  Retained earnings (accumulated deficit) ...........            31,815           (27,057)
                                                              ---------         ---------
     Total stockholders' equity .....................           144,574            96,435
                                                              ---------         ---------
     Total liabilities and stockholders' equity .....         $ 384,927         $ 403,773
                                                              =========         =========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                     -------------------------------------------
                                                                       2000              1999              1998
                                                                     --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................         $ 58,872          $(13,412)         $(50,467)
Adjustments to reconcile net income (loss) to net cash flows provided by
  (used in) operating activities:
  Depreciation and amortization ............................           15,630            18,053            26,637
  Provision for cancellation of code share agreements and
     other operating items .................................               --           (14,027)           40,443
  Impairment of long-lived assets ..........................               --            20,562                --
  Write-off of goodwill ....................................               --             8,340                --
  Cumulative effect of change in accounting principle ......          (18,085)               --                --
  Deferred income taxes ....................................          (13,349)               --            (1,600)
  Loss(gain) loss on disposal of property and equipment ....               --               164               (20)
  Gain on sale of investment securities ....................              533            (1,213)           (4,544)
  Amortization and write-off of deferred credits ...........               --              (529)           (5,721)
  Provision for doubtful accounts ..........................              235               159             1,036
  Changes in assets and liabilities:
     Receivables ...........................................          (11,095)           (1,865)           29,235

     Refundable income taxes ...............................               --             9,057            (2,058)
     Expendable parts and supplies .........................           (2,989)            6,960             1,405
     Prepaid expenses and other current assets .............            3,599            (5,938)            3,656
     Accounts payable ......................................            3,236             4,721           (12,229)
     Other accrued liabilities .............................           (3,341)              731           (42,240)
                                                                     --------          --------          --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...           33,246            31,763           (16,467)
                                                                     --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures .......................................          (40,245)          (16,140)           (9,774)
Proceeds from sale of property and equipment ...............               --            50,637            17,659
Net (purchases) sales of investment securities .............           (4,908)           (2,093)           11,102
Change in other assets .....................................             (865)            1,559              (481)
Lease and equipment deposits ...............................             (465)          (11,800)           (1,161)
                                                                     --------          --------          --------
     NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES ..          (46,483)           22,163            17,345
                                                                     --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ...................               --                --            29,697
Principal payments on long-term debt and obligations under
  capital leases ...........................................           (8,062)          (37,997)          (53,447)
Proceeds from issuance of common stock .....................               51             1,308             2,200
Change in short-term borrowings ............................               --                --              (904)
Common stock purchased and retired .........................          (10,784)               --                --
Change in deferred credits .................................            5,530                --                --
                                                                     --------          --------          --------
     NET CASH USED IN FINANCING ACTIVITIES .................          (13,265)          (36,689)          (22,454)
                                                                     --------          --------          --------
     NET CHANGE IN CASH AND CASH EQUIVALENTS ...............          (26,502)           17,237           (21,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............           52,905            35,668            57,244
                                                                     --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................         $ 26,403          $ 52,905          $ 35,668
                                                                     ========          ========          ========


SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest, net of amounts capitalized ...         $ 15,992          $ 15,702          $ 15,889
      Cash paid for income taxes ...........................               --                --             4,138


SUPPLEMENTAL  NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Return of aircraft for reduction of long-term debt and
    accrued interest........................................         $ 46,263                --                --
       Acquisition of property and equipment financed with
    note to seller .........................................              --           $  1,100                --
      Reversal of accrued maintenance due to change in
    accounting method ......................................         $ 18,085                --                --

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             AND COMPREHENSIVE LOSS

                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                         RETAINED       ACCUMULATED
                                                                                         EARNINGS         OTHER
  YEARS ENDED SEPTEMBER 30,           NUMBER OF       COMMON          COMPREHENSIVE   (ACCUMULATED    COMPREHENSIVE
   2000, 1999,  AND 1998               SHARES         STOCK                LOSS          DEFICIT)         INCOME            TOTAL
-------------------------------      ----------      -----------      -------------    -----------      -----------    -----------
Balance at September 30, 1997 .      33,104,652      $   119,164                       $    54,465      $     3,041     $   176,670
Exercise of stock options .....         159,745              667                               --               --              623
Issuance of stock .............         649,363            3,125                               --               --            3,125
Grant of compensatory
  warrants ....................              --              240                               --               --              240
Retirement of stock ...........        (186,420)          (1,022)                              --               --           (1,022)
Other comprehensive income:
  Net unrealized change in
    investment securities, net
    of taxes ..................              --               --           (3,041)              --           (3,041)         (3,041)
  Net loss ....................              --               --          (50,467)         (50,467)              --         (50,467)
                                                                      -----------
Total comprehensive loss ......              --               --      $   (53,508)              --               --              --
                                                                      ===========
CCAIR, Inc. net loss for the
  six months ended December 31,
  1997 ........................              --               --                           (17,523)              --         (17,523)
                                     ----------      -----------                       -----------      -----------     -----------
Balance at September 30, 1998 .      33,727,340          122,174                           (13,525)              --         108,649

Exercise of stock options .....         470,412            1,318                                --               --           1,308
Net loss and total
  comprehensive loss ..........              --               --                           (13,412)              --         (13,412)
CCAIR, Inc. net loss for the
  quarter ended December 31,
  1998 ........................              --               --                              (120)              --            (120)
                                     ----------      -----------                       -----------      -----------     -----------
Balance at September 30,1999 ..      34,197,752          123,492                           (27,057)              --          96,435
Exercise of stock options .....          50,951               51                                --               --              47
Common stock purchased and
retired .......................      (1,962,400)         (10,784)                                                           (10,784)

Net income and total

  comprehensive income ........              --               --                            58,872               --          58,872
                                     ----------      -----------                       -----------      -----------     -----------
Balance at September 30, 2000 .      32,286,303      $   112,759                       $    31,815               --     $   144,574
                                     ==========      ===========                       ===========      ===========     ===========

          See accompanying notes to consolidated financial statements.

                              MESA AIR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned subsidiaries (collectively Mesa or the Company): Mesa Airlines, Inc. ("MAI"), a Nevada corporation and certificated air carrier; WestAir Holdings, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc. (WestAir Commuter Airlines, Inc. ceased operations in 1998); Air Midwest, Inc. ("Air Midwest"), a Kansas corporation and certificated air carrier; CCAIR, Inc. ("CCAIR"), a Delaware corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; FCA, Inc., a Nevada Corporation, doing business as Four Corners Aviation (in fiscal 1999, substantially all of the assets of FCA, Inc. were sold and FCA, Inc. ceased operations); Mesa Leasing, Inc., a Nevada corporation and MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college. MAGI Insurance, Ltd. is a captive insurance company created to handle freight and baggage claims in addition to a portion of the Company's aviation insurance. All significant intercompany accounts and transactions have been eliminated in consolidation

The Company's airline subsidiaries have agreements (commonly referred to as "code share") with America West (one agreement) and US Airways (five separate agreements) to provide scheduled airline service using the branding and many of the marketing functions and benefits of the major carriers. Approximately 95%, 96% and 96% of the Company's airline revenues for the years ended September 30, 2000, 1999 and 1998, respectively, were derived from code share agreements. Amounts included in accounts receivable as a percentage of the Company's total accounts receivable from the code share partners were 33% and 12% at September 30, 2000 and 1999, respectively.

The America West agreement and the US Airways regional jet agreement are contract agreements, wherein the Company receives guaranteed payments for each flight operated, based on the terms of the contracts. Certain variable costs such as fuel are passed directly to the Company's partners in these contract agreements.

The Company's four US Airways turboprop code share agreements are prorate agreements, in which the Company is allocated a portion of each passenger's fare based on a standard industry formula, and requires the Company to pay all of the costs of transporting the passenger.

Renewal of one code share agreement with a code share partner does not guarantee the renewal of any other code share agreement with the same code share partner. The agreement with America West has a seven-year term, and the agreements with US Airways vary from two to eight years. Although the provisions of the code share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company's subsidiaries fail to meet certain operating performance standards, breach other contractual terms and conditions and, in the case of the US Airways code share agreements (other than the regional jet service agreement and the Kansas City code share agreement described below), upon six months notice by either party.

A termination or expiration without renewal of the America West or US Airways contract code share agreements, or more than one of the prorate agreements would have a material adverse effect on the Company's business prospects, financial position, results of operations and cash flows.

The Company also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. The Albuquerque hub operation is not subject to a code share agreement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2000, the Company had $ 2.8 million of cash restricted as collateral for letters of credit.

Marketable Securities

Marketable securities consist of shares of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Receivables

The passenger tickets collected by the Company at the time of travel are primarily sold by the code share partners as discussed above. As a result, the Company has a significant concentration of its Accounts receivable tied to its relationship with these code share partners. In additions, the Company generally has substantial receivable from its code share partners related to its contract revenues.

Expendable Parts and Supplies

Expendable parts and supplies are stated at the lower of cost using the first-in, first-out method or market, and are charged to expense as they are used.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight line method.

 Estimated useful lives of the various classifications of property and equipment are as follows:

                        Buildings................    30 years
                        Flight equipment.........    7-20 years
                        Equipment................    5-12 years
                        Furniture and fixtures...    3-5 years
                        Vehicles.................    5 years
                        Leasehold improvements...    Life or term of
                                                     lease, whichever is less


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

Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $1.5 million and $0.9 million of interest in fiscal 2000 and 1999, respectively.

Intangible Assets

The Company evaluates the recoverability of its intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with such assets. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

The fiscal 1991 purchase of Air Midwest resulted in purchased intangible goodwill of approximately $10.2 million, which is amortized over a 20-year period. The unamortized cost of goodwill was reduced to approximately $4.7 million in 1999 as a result of tax benefits realized through utilization of net operating loss and investment tax credit carryovers acquired in the Air Midwest purchase.

In fiscal 1994, the Company entered into separate asset purchase agreements related to developing its operations as US Airways Express. Resulting goodwill of approximately $21.8 million is amortized over a 20-year period. During fiscal 1999, the Company determined that the goodwill amount related to a separately identified segment of the acquired US Airways Express operations was impaired and, accordingly, a charge of approximately $8.3 million was recognized to write-off the unamortized balance of the asset.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries file a consolidated federal income tax return.

Deferred Credits

Deferred credits consist of lease incentives received at lease inception and other credits related to the aircraft and are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

Revenue Recognition

Revenue is recognized when transportation is provided. Pursuant to Prorate Agreements and in the Independent Operation, tickets sold but not yet used are included in air traffic liability. The Company receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period to which the payments relate. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

Maintenance Expense

The normal cost of recurring maintenance is charged to expense as incurred. Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its Canadair regional jet aircraft and engine maintenance on its Dehavilland Dash 8-200 aircraft from the accrual method to the direct expense method (see note 2). The Company now uses the direct expense method for all maintenance. Prior to the change, the Company used the accrual method for these aircraft.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding is as follows:

                                                                 YEARS  ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                  2000      1999       1998
                                                               --------- ---------  -------
                                                                       (IN THOUSANDS)
         Weighted average shares outstanding-basic               33,109    33,826     33,636
         Effect of dilutive outstanding stock options                81         -          -
                                                                 ------    ------     ------
         Weighted average shares outstanding-diluted             33,190    33,826     33,636
                                                                 ======    ======     ======

The effect of certain options to purchase 605,000 and 447,000 shares of common stock in fiscal 1999 and 1998 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

Stock Options

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the measurement provisions of APB Opinion No. 25 and provide pro forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair value based measurement method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the measurement provisions of APB Opinion No. 25, and to provide pro-forma disclosures required by SFAS No. 123. (See note 9.)

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Segment Reporting

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes a standard for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the results of transactions with shareholders.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure such instruments at fair value. In June 1999, the FASB issued SFAS No. 137,

"Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's financial condition, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Adoption of SAB No. 101 did not have a material impact on the Company's financial condition, results of operations or liquidity.

Reclassifications

Certain reclassifications were made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its CRJ aircraft and engine maintenance on its DeHavilland Dash 8-200 aircraft from the accrual method to the direct expense method. Under the accrual method, maintenance costs were accrued to expense on the basis of estimated future costs and estimated cycles or flight hours between major maintenance events. Implementation of the change necessitated the write-off of previously recorded accrued amounts. Effective October 1, 1999, the Company expensed these maintenance costs as they are incurred. The cumulative effect of the change for prior years was a favorable adjustment of $18.1 million, net of tax. Due to the valuation allowance at October 1, 1999, there is no tax effect related to the cumulative effect of the change. The impact of the change in fiscal 2000 totaled approximately $4.9 million, which is included as a reduction of maintenance expense.

The pro forma results, assuming that the accounting change was applied retroactively, is shown below (in thousands, except per share data):

Years ended September 30,                                 1999                          1998
                                                     --------------------      -------------------
                                                                   As                        As
                                                      Pro      previously       Pro      previously
                                                      Forma     reported      Forma       reported
                                                      -----     --------      -----       --------

            Net loss                                $(7,675)    $(13,412)   $(44,685)    $(50,467)
            Net loss per share: Basic and Diluted   $  (.23)    $   (.40)   $  (1.33)    $  (1.50)

3. MERGER WITH CCAIR

Effective June 9, 1999, Mesa Merger Corporation, a wholly-owned subsidiary of the Company, merged with and into CCAIR. In connection therewith, the Company issued approximately 5.9 million shares of its common stock in exchange for all of the outstanding common stock of CCAIR.

The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements for the years ended September 30, 1999 and 1998 have been restated to include the results of CCAIR.

Combined results are as follows (in thousands): Combined and separate results of Mesa and CCAIR are as follows (in thousands):

                                                                   MESA         CCAIR    ADJUSTMENTS  COMBINED
                                                                   ----         -----    -----------  --------
                       Year ended September 30, 1999
                         Operating revenues.................    $ 325,559     $ 79,057    $    --    $ 404,616
                         Net earnings (loss)................    $ (16,428)    $  2,194    $    822   $ (13,412)
                       Year ended September 30, 1998
                         (CCAIR as of December 31, 1998)
                         Operating revenues.................    $ 423,541     $ 71,325    $    --    $ 494,866
                         Net earnings (loss)................    $ (53,434)    $  3,380    $   (413)  $ (50,467)

The combined financial information contains adjustments to conform the accounting policies of the two companies. This conforming adjustment reflects the restatement of CCAIR's engine overhaul amounts to the direct expense method from the accrual method from July 1, 1997 forward. Mesa owned 300,000 shares of common stock in CCAIR prior to the merger, which has been accounted for as a stock repurchase as of the date acquired.

The consolidated financial statements for the year ended September 30, 1998 have not been restated to change CCAIR's fiscal year from December 31, 1998 to September 30. Those consolidated financial statements include the Company's results of operations on a September 30 fiscal year and CCAIR's for the twelve month period ended December 31, 1998. CCAIR changed its fiscal year end from June 30 to December 31 in 1997. The year ends have been conformed beginning October 1, 1998 and include CCAIR's results of operations for the quarter ended December 31, 1998, which results were also included in its year ended December 31, 1998. CCAIR reflected net income from operations for the quarter of $120,000 which has been reflected as an adjustment to retained earnings in the accompanying consolidated financial statements.


4. MARKETABLE SECURITIES

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. All of the Company's investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in current period operations.

From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $3.0 million at September 30, 2000. Trading gains and (losses) for the period that relate to trading securities held at September 30, 2000 and 1999 were ($538,177) and $167,000, respectively.


5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         SEPTEMBER 30,
                                                  ----------------------------
                                                    2000                1999
                                                  ---------          ---------
                                                         (IN THOUSANDS)
Flight equipment, substantially pledged .         $ 224,343          $ 190,974
Other equipment .........................            21,653             19,285
Leasehold improvements ..................             5,366              4,457
Furniture and fixtures ..................             2,372              2,603
Buildings ...............................             4,126              4,150
Vehicles ................................             1,148              1,573
                                                  ---------          ---------
                                                    259,008            223,042
Less accumulated depreciation and
  amortization ..........................           (73,099)           (62,589)
                                                  ---------          ---------
Net property and equipment ..............         $ 185,909          $ 160,453
                                                  =========          =========

6. OTHER ACCRUED EXPENSES AND DEFERRED CREDITS

Other accrued expenses consist of the following:

                                                      SEPTEMBER 30,
                                                 -----------------------
                                                   2000           1999
                                                 -------         -------
                                                     (IN THOUSANDS)
       Accrued compensation and benefits         $ 7,074         $ 6,371
       Accrued interest ................           3,261           1,640
       Landing fees ....................           1,478           2,125
       Accrued legal fees ..............             913           1,257
       UAL and severance ...............             779             826
       Accrued station and airport costs           1,137           1,720
       Other ...........................             622           6,715
                                                 -------         -------
                                                 $15,264         $20,654
                                                 =======         =======

Deferred credits include lease incentives which are amortized on a straight-line basis over the life of the lease. The fiscal 2000 balance includes approximately $5.7 million related to a settlement reached with Bombardier Regional Aircraft Division ("BRAD") which is being amortized over the life of the aircraft leases. The unamortized amount totaled $4.6 million at September 30, 2000.


7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       SEPTEMBER 30,
                                                                                ----------------------------
                                                                                  2000               1999
                                                                                ---------          ---------
                                                                                       (IN THOUSANDS)
         Notes payable to manufacturers:  approximately $1.5
           million, including interest, due monthly through 2011. Notes provide variable rates of interest ranging from
           6.87% to 7.5% at September 30, 2000, collateralized by
           aircraft ...................................................         $ 171,388          $ 220,079
         Note payable to manufacturer.  Payable in 10 equal
          semi-annual principal payments commencing March
          31,1999, interest payable quarterly at 7% per annum .........             6,506              8,336
         Mortgage note payable to bank, collateralized by real
           estate, due Monthly: interest only in year one at 7%,
           years 2-10 Principal plus interest at 7-1/2%, with
           balance due April 2009 .....................................             1,087              1,114
         Other ........................................................             2,225              2,366
         Notes paid in 2000 ...........................................              --                3,636
                                                                                ---------          ---------
         Total long-term debt .........................................           181,206            235,531
         Less current portion .........................................           (45,673)          (121,297)
                                                                                ---------          ---------
         Net long-term debt ...........................................         $ 135,533          $ 114,234
                                                                                =========          =========

Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

                               YEARS ENDING SEPTEMBER 30,
                               --------------------------
                                     (IN THOUSANDS)
                  2001......            $ 45,673
                  2002......               5,152
                  2003......               5,495
                  2004......               5,856
                  2005......               6,191
                  Thereafter             112,839

At September 30, 1999, Mesa determined that 30 surplus Beech 1900D aircraft would be disposed of and an impairment charge of $20.6 million was recorded. During fiscal 2000, 17 of the planes were sold. Sixteen of the 17 planes were sold to Raytheon Aircraft Credit Corporation ("RACC") for the approximate amount of the underlying notes. A gain of approximately $0.2 million resulted from the transaction which will be amortized over the remaining RACC debt. Additionally, the sales agreement provides the Company with an option to sell 11 aircraft to RACC in fiscal 2002 and fiscal 2003 at approximately $2.9 million per aircraft which approximates the value of the underlying debt. Unpaid amounts associated with aircraft held for sale at September 30, 2000 and classified as a current liability in the accompanying consolidated balance sheet totaled $39.5 million.


8. COMMON STOCK PURCHASE AND RETIREMENT

In December 1999, the Company's board of directors authorized the repurchase, at management's discretion, of up to 10% of the Company's outstanding shares of common stock. The Company's purchases are retired and result in a reduction of stockholders' equity. As of September 30, 2000, the Company had acquired approximately 2.0 million shares of its common stock at an aggregate cost of approximately $10.8 million.


9. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                  YEARS ENDED SEPTEMBER 30,
                                 --------------------------------------------------------
                                   2000                    1999                  1998
                                 --------                -------                --------
                                                     (IN THOUSANDS)
         Current:
           Federal ........      $      9                $   422                $ (6,162)
           State ..........           585                    175                      --
                                 --------                -------                --------
                                      594                    597                  (6,162)
                                 --------                -------                --------
         Deferred:
           Federal ........       (11,762)                    --                  (1,451)
           State ..........        (1,588)                    --                    (149)
                                 --------                -------                --------
                                  (13,350)                    --                  (1,600)
                                 --------                -------                --------
                                 $(12,756)               $   597                $ (7,762)
                                 ========                =======                ========

The actual income tax expense (benefit) differs from the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------
                                                                    2000              1999             1998
                                                                  --------          -------          --------
                                                                                (IN THOUSANDS)
         Computed "expected" tax expense (benefit) ......         $  9,811          $(4,485)         $(20,380)
         Increase (reduction) in income taxes
         resulting from:
           Non-deductible amortization of intangibles ...               93              207                98
           Utilization of net operating loss carryforward               --               --            (1,183)
           State taxes, net of federal taxes(benefit) ...             (652)             114               (97)
           Other ........................................             (135)            (636)             (700)
         (Decrease)in valuation allowance ...............         (21,873))           5,397            14,500
                                                                  --------          -------          --------
                                                                  $(12,756)         $   597          $ (7,762)
                                                                  ========          =======          ========

Elements of deferred income tax assets (liabilities) are as follows:

                                                                  SEPTEMBER 30,
                                                           --------------------------
                                                             2000              1999
                                                           --------          --------
                                                                 (IN THOUSANDS)
         Current deferred tax assets(liabilities):
              Inventory ..........................         $  2,044          $  5,170
              Accrued expenses ...................            3,505               279
              Other accrued liabilities ..........            2,876            11,376
              Nondeductible reserves .............              102            19,642
                                                           --------          --------
         Total current deferred taxes ............         $  8,527          $ 36,467
                                                           ========          ========


         Noncurrent deferred taxes
             Alternative minimum tax .............         $  2,820          $  2,751
              Net operating loss .................           52,459
                                                                               48,145
              Valuation allowance ................               --           (28,497)
              Property and equipment .............          (46,143)          (63,180)
                                                           --------          --------
         Total noncurrent deferred taxes .........         $  4,822          $(36,467)
                                                           ========          ========

Deferred tax assets include benefits expected to be realized from the utilization of minimum tax credit carryforwards of approximately $2.8 million which do not expire and net operating loss carryforwards of approximately $93.5 million which expire at various dates between 2002 and 2018, respectively. In addition, CCAIR has $14.5 million in net operating loss carryforwards which are subject to certain limitations and expire at various dates between 2006 and 2018. During fiscal 1999, the valuation allowance was increased by approximately $5.4 million. During 2000, the $28.5 million valuation allowance was reversed, as the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

10. STOCKHOLDERS' EQUITY

At September 30, 2000, the Company sponsored the following stock-based compensation plans:

In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options for up to 450,000 shares of common stock at fair market value on the date of grant. These are formula-based plans under which options to acquire 210,245 shares have been granted and are still outstanding. At September 30, 2000, no options are available for grant under this plan.

On December 1, 1995, the Company adopted an employee stock option plan under the new management incentive program (Omnibus Plan) which provided for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2000, options to acquire 2,902,527 common shares had been granted that were still outstanding.

On June 1, 1998, the Company adopted a Key Officer Stock Option Plan, which provided for the granting of options to purchase up to 1,600,000 shares of the Company's common stock at the fair market value on the date of grant. Under this plan, 1,525,000 options have been granted and options to acquire 75,000 shares are available for future grants.

In 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan and issued options to acquire 189,527 shares in connection with the CCAIR merger. No further options are available for grant under this plan.

Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant.

Transactions involving stock options under these plans are summarized as follows:

                                                      2000                          1999                          1998
                                              -----------------------       ------------------------      ---------------------
                                                             WEIGHTED                       WEIGHTED                    WEIGHTED
                                                             AVERAGE                        AVERAGE                     AVERAGE
                                              SHARES         EXERCISE       SHARES          EXERCISE      SHARES        EXERCISE
                                              (000)            PRICE        (000)            PRICE        (000)           PRICE
                                              -----          --------       -----           --------      -----         -------
         Outstanding at beginning of
           year: ...................          5,910          $   8.27       5,165          $   8.29       4,174          $   8.49
         Granted ...................            718              5.68       1,305              5.86       1,619              8.05
         Exercised .................            (51)             3.64        (470)             2.78        (128)             4.67
         Canceled/Forfeited ........            (63)             6.36         (90)             5.32        (500)             9.75
                                              -----                         -----                         -----
         Outstanding at end of
           Year ....................          6,514          $   8.09       5,910          $   8.24       5,165          $   8.34
                                              =====                         =====                         =====

At September 30, 2000, the range of exercise prices for the aforementioned options was $1.91 to $11.88. The number of options exercisable at September 30, 2000 was 3,507,320, and the weighted-average exercise price of these options was $8.09.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $3.15, $4.24, and $3.24, respectively, on the grant date using a Black-Scholes option pricing model with the following average assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.9% in 2000, 4.5% in 1999 and 5.9% in 1998, volatility of 54.2% in each year and an expected life of 6 years.

The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for Mesa's four fixed stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, Mesa's net income(loss) and income(loss) per share would have been as indicated by the pro forma amounts indicated below:

                                                      2000               1999                1998
                                                   ----------         ----------          ----------
         Net income(loss) as reported.....         $   58,872         $  (13,412)         $  (50,467)
                                                   ==========         ==========          ==========
              Pro forma ..................         $   57,138         $  (18,863)         $  (50,741)
                                                   ==========         ==========          ==========
         Income(loss) per share - Basic:
              As reported ................         $     1.78         $    (0.40)         $    (1.50)
                                                   ==========         ==========          ==========
              Pro forma ..................         $     1.73         $    (0.56)         $    (1.51)
                                                   ==========         ==========          ==========
         Income(loss) per share - Diluted:
              As reported ................         $     1.77         $    (0.40)         $    (1.50)
                                                   ==========         ==========          ==========
              Pro forma ..................         $     1.72         $    (0.53)         $    (1.51)
                                                   ==========         ==========          ==========


11. BENEFIT PLANS

The Company has a 401(K) plan covering the employees of MAI, Air Midwest and the airline support operations (the Mesa Plan). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation, as defined, with the Company making matching contributions of 50 percent of employee contributions up to 10 percent of annual employee compensation. Upon completing three years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year thereafter. Employees become fully vested in employer contributions after completing seven years of employment. The Company has the right to terminate the 401(k) plans at any time. Contributions by the Company to the Mesa and WestAir Plans for the years ended September 30, 2000, 1999 and 1998 were approximately $.7 million, $1.5 million and $1.7 million, respectively.

The Company also has a 401(k) plan covering the employees of CCAIR. The CCAIR plan allows employees to defer up to 17% of annual compensation. Company matching contributions vary in accordance with labor agreements in force for contract employees. For non-contract employees, the match is determined annually by the Company's Board of Directors. Upon completing two years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after completing six years of employment. Contributions by CCAIR to this plan were approximately $0.3 million and $0.4 million in fiscal 2000 and 1998, respectively. There were no contributions made in fiscal 1999.


12. LEASE COMMITMENTS

At September 30, 2000, the Company leased 93 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. At September 30, 2000, three CRJ aircraft are subject to interim financing agreements. The Company expects to replace these interim arrangements with long-term operating leases and, accordingly, requirements under the interim arrangements are included in the minimum lease commitment table below.

Aggregate rental expense totaled approximately $63.0 million, $46.9 million (net of approximately $8.0 million in aircraft rental payments recorded against the United Express code-share provision (note 16)) and $53.6 million for the years ended September 30, 2000, 1999 and 1998 respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

               YEARS ENDING SEPTEMBER 30:            (IN THOUSANDS)
               --------------------------            --------------
               2001 .....................               $ 82,424
               2002 .....................                 81,590
               2003 .....................                 80,462
               2004 .....................                 79,945
               2005 .....................                 73,801
               Thereafter ...............                712,238

13. COMMITMENTS AND CONTINGENCIES

In fiscal 1999, the Company entered into an agreement with Embraer to acquire 36 fifty-seat ERJ-145 ("ERJ") regional jets. The Company secured the order with an $11.8 million deposit. The Company also received options to purchase 64 additional aircraft. Deliveries commenced in April 2000 and are expected to continue through 2002 at a rate of approximately one aircraft per month. The transaction includes standard product support provisions, including training support, preferred initial provisioning pricing, maintenance support and technical publication support. The aggregate value of the 36 ERJs to be acquired under the agreement is approximately $702 million.

The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines ("GE") and Pratt and Whitney, Canada Aircraft Services ("PWC"). The GE contract provides coverage for engines on the Company's CRJ aircraft. The PWC contract provides coverage for engines on the Company's Dash 8-200 aircraft. Both contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous repair event.

The Company is also a party to various legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of pending lawsuits cannot be determined, the Company believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against the Company will not have a material adverse effect on the Company's consolidated financial position.

14. FINANCIAL INSTRUMENT DISCLOSURE

    The carrying amount of cash and cash equivalents, receivables, refundable income taxes, accounts payable, income taxes payable, accrued compensation and other liabilities approximate fair values due to the short maturity periods of these instruments. The fair value of securities is based on quoted marked prices (see note 3). The carrying value of the Company's long-term debt approximates fair value based on the current terms offered for debt of the same or similar remaining maturities. The difference between the estimated fair values and carrying values of the Company's financial instruments is not material.

15. VALUATION AND QUALIFYING ACCOUNTS

                                                                                ADDITIONS
                                                                               CHARGED TO
                                                          BALANCE AT            COSTS AND                               BALANCE AT
                                                       BEGINNING OF YEAR         EXPENSES            DEDUCTIONS         END OF YEAR
                                                       -----------------       -----------           ----------         -----------
                                                                                  (IN THOUSANDS)
         ALLOWANCE FOR OBSOLESCENCE DEDUCTED
           FROM EXPENDABLE PARTS AND SUPPLIES
         September 30, 2000 .................               $2,313               $    --               $(465)               $1,848
         September 30, 1999 .................                2,418                    --                (105)                2,313
         September 30, 1998 .................                3,097                    --                (679)                2,418

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table presents selected unaudited quarterly financial data (in thousands):

                                          FIRST             SECOND          THIRD            FOURTH
                                         QUARTER           QUARTER         QUARTER           QUARTER
                                         -------           -------         -------           -------
         2000 (1)
         Operating revenues ....         $110,953         $114,617         $120,998         $ 125,044
         Operating income (loss)            9,147            8,962           13,819             9,886
         Net earnings (loss) ...           26,746            5,841            9,379            16,906
         Net earnings (loss) per
           share -- basic ......             0.78             0.18             0.30               .52
         Net earnings (loss) per
           share -- diluted ....             0.78             0.17             0.30               .52

         1999 (2)
         Operating revenues ....         $ 97,720         $ 97,194         $105,272         $ 104,430
         Operating income (loss)            5,838            7,587            8,374           (19,670)
         Net earnings (loss) ...            1,762            4,302            4,782           (24,258)
         Net earnings (loss) per
           share -- basic ......             0.05             0.13             0.14             (0.72)
         Net earnings (loss) per
           share -- diluted ....             0.05             0.13             0.14             (0.72)


(1) The quarterly amounts have been restated to record the effect of the change in the method of accounting for maintenance costs from the accrual method to the direct expense method.

(2) The net loss in the fourth quarter ended September 30, 1999 includes an asset impairment charge of $28.9 million.


17. OTHER OPERATING ITEMS

Other operating items consist of the following expenses (income):

                                                                            SEPTEMBER 30,
                                                                     -------------------------
                                                                       1999              1998
                                                                     --------          -------
                                                                           (IN THOUSANDS)
         Provision for non-renewal of the WestAir and
           Early termination of the UAL code-share agreement
           (elimination of excess reserve) .................         $(14,027)         $26,843
         Cessation of Ft. Worth jet operations .............               --            4,000
         Settlement of shareholder lawsuit .................               --            2,500
                                                                     --------          -------
                                                                     $(14,027)         $33,343
                                                                     ========          =======


In November 1997, WestAir received written notice from UAL that WestAir's code-sharing agreement would not be renewed. On several occasions subsequent to November 1997, management sought a reconsideration of UAL's decision not to renew the WestAir code-sharing agreement. In January 1998, UAL confirmed that it would not reconsider renewing WestAir's code-sharing agreement upon its expiration. WestAir had significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company recognized a provision to provide for the cost of discontinuation of WestAir operations.

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

On January 22, 1998, the Company received notice from UAL of the termination of the Company's code-sharing agreement covering the Denver, Pacific Northwest and Los Angeles markets to be effective April 22, 1998. UAL also terminated WestAir's markets in the Pacific Northwest as of April 22, 1998. The Company notified UAL that the Company considered the termination notice, although improper, wrongful and arbitrary, to have been effective as of February 6, 1998, 15 days after issuance of the January 22, 1998 termination notice in accordance with the termination provisions of the contract. All service to these markets was discontinued by April 22, 1998. UAL's new code share partners for these markets did not require (and therefore purchase) the Company's aircraft and equipment associated with these operations. Consequently, the Company recorded a $33.9 million charge in fiscal 1998 to provide for costs to dispose of or reposition certain aircraft, as well as other costs to shut down the Denver system.

Termination of the Company's and WestAir's code-sharing agreement with UAL resulted in a surplus of 21 British Aerospace Jetstream 31 aircraft, 29 Embraer EMB-120 aircraft, 39 1900D aircraft and 11 Dash-8 aircraft. The Jetstream 31 aircraft, the EMB-120 aircraft and the Dash-8 aircraft are subject to long-term leases. Although the surplus 1900D Beech aircraft are not specifically identified, the majority of these aircraft are owned with an average net book value of approximately $3.3 million per aircraft.

The Company recognized a charge of approximately $4.0 million during fiscal 1998 to provide for expenses arising from the closure of facilities associated with the Fort Worth, Texas independent jet operation and repositioning of the related aircraft.

The changes in the restructuring reserves related to the UAL code-share agreements and the Ft. Worth operations are summarized as follows:

                           RESERVE                           RESERVE                             RESERVE              RESERVE
                           SEPT. 30                          SEPT. 30,                           SEPT. 30,            SEPT. 30,
                             1997    PROVISION   UTILIZED      1998      UTILIZED     RELEASED     1999     UTILIZED    2000
                           --------  ---------   --------    --------    --------     --------   ---------  --------  ---------
  Aircraft and related
  parts.................   $39,500   $ 21,943    $(34,172)   $ 27,271    $(13,244)    $(14,027)    $  --     $  --      $ --
  Denver intangibles ....   26,343         --     (26,343)         --          --           --        --        --        --
  Severance and other ...    6,257     12,000     (11,423)      6,834      (6,008)          --       826      (590)      236
  Ft. Worth operations ..       --      4,000      (3,723)        277        (277)          --        --        --        --
                           -------   --------    --------    --------    --------     --------     -----     -----      ----
                           $72,100   $ 37,943    $(75,661)   $ 34,382    $(19,529)    $(14,027)    $ 826     $(590)     $236
                           =======   ========    ========    ========    ========     ========     =====     =====      ====

Mesa believes that the reserves remaining at September 30, 2000 will be adequate to satisfy any remaining costs associated with the UAL Code Share Agreement cancellations.


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

On September 9, 1998, the Company entered into an agreement with International Airline Support Group ("IASG") whereby Mesa would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds to Mesa less a market-based fee. During fiscal 2000, the Company paid IASG approximately $611,000 in commissions on sales of surplus aircraft parts. Additionally, the Company has leased an aircraft auxiliary power unit from IASG at a normal commercial monthly rate of $10,000 or $120,000 per year. In fiscal 1999, the Company paid IASG approximately $700,000 in commissions for selling surplus Westair inventory as well as $250,000 in fees in connection with the shut down of Westair and distribution and protection of certain of its assets. George Murnane, III, a member of the Board of Directors of Mesa, is a member of executive management and the Board of Directors of IASG.

In February 1999, the Company entered into an agreement with Barlow whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and route profitability. Fees totaling $120,000 and $105,000 were paid to Barlow in fiscal 2000 and 1999, respectively. Under terms of the Barlow agreement, Barlow is required to repay these fees to the Company at such time as Barlow receives fees, if any, from leasing companies that it has arranged to participate in the Company's various aircraft financings. In fiscal 2000, Barlow repaid the Company the aggregate of $225,000 in connection with aircraft financings arranged by Barlow.

In December 1999, the Company retained Providence Capital, Inc. ("Providence") to assist with its stock repurchase program. During fiscal 2000, fees and/or commissions totaling approximately $136,000 were paid to Providence. Herbert Denton, a member of the Company's Board of Directors, is the President and Chief Executive Officer of Providence.

The Company provides administrative support, reservation services and office space to Europe by Air, Inc. During fiscal 2000, the Company billed Europe by Air approximately $78,000 for these services. Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of the Company, and James Swigart, a member of the Company's Board of Directors, are Chairman of the Board, and Chief Executive Officer of Europe by Air, respectively.

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.


19. SUBSEQUENT EVENTS

In October 2000, the Company and US Airways amended the US Airways regional jet service agreement to expand the number of regional jets under contract from 28 to 32 and extend the term to 2008. The Company and US Airways also amended prorate agreements covering Kansas City, Pittsburgh, and Philadelphia, New Orleans, and Tampa/Orlando. The Kansas City agreement was extended from 2000 to 2005 and amended to eliminate the ability of either party to terminate the agreement without cause and permit the Company to add additional code share partners in Kansas City. The other two prorate agreements were extended by one year over their previous expiration dates.

In November 2000, the Company entered into a non-binding letter of intent with Midwest Express Airlines, Inc. ("Midwest Express") to add the Midwest Express code to the Company's operations in Kansas City. The intended start date for the arrangement is the first quarter of calendar 2001. The agreement will cover 13 cities already served by ten B1900 aircraft out of Kansas City. Mesa anticipates an improvement in profitability for the routes covered by these aircraft.

In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the company's inventory and receivables. The agreement, which expires in December 2003, has provisions which allow the expansion of available credit to $50 million by adding new lenders. The facility will be used by the Company for general working capital purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has changed independent auditors to Deloitte & Touche LLP in fiscal 2000.

There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the directors and executive officers of the Company and certain additional information:


                    NAME                    AGE                       POSITION
            -------------------            ----      ------------------------------------------------
            Jonathan G. Ornstein (1)        43       Chairman of the Board, Director, President
                                                       and Chief Executive Officer
            Paul R. Madden..........        74       Vice Chairman of the Board and
                                                     Director
            Daniel J. Altobello             60       Director
            Jack Braly..............        59       Director
            Herbert A. Denton.......        53       Director
            Ronald R. Fogleman......        58       Director
            Maurice A. Parker.......        54       Director
            George Murnane III .....        42       Director
            James E. Swigart........        49       Director
            Michael J. Lotz(2)......        40       President and Chief Operating Officer
            Robert B. Stone(3)......        44       Chief Financial Officer and Treasurer
            Andre H. Merrett(4) ....        36       Vice President, General Counsel and Secretary
            Dean Kennedy(5).........        36       Vice President & Controller
            Jeff P. Poeschl.........        35       Vice President-Finance
            William P. Kostel.......        37       Vice President of Planning
            Michael Ferverda........        56       Senior Vice President of Flight Operations
            George Lippemeier.......        59       Vice President of Safety and Regulatory Compliance

----------
(1) Relinquished the title of  President on June 21, 2000.

(2) Served as Chief Financial Officer and Treasurer from August 1999 to January 2000. Appointed President on June 21, 2000.

(3) Named Chief Financial Officer and Treasurer in January 2000.

(4) Resigned effective January 5, 2001.

(5) Resigned effective December 15, 2000.


DIRECTORS

Biographical information regarding the Company's directors is set forth below.

Jonathan G. Ornstein, age 43, was appointed President and Chief Executive Officer of Mesa effective May 1, 1998. Mr. Ornstein became a director on January 29, 1998 and was appointed to the Executive Committee on March 13, 1998. Mr. Ornstein assumed the role of Chairman of the Board on June 9, 1999. On June 21, 2000, Mr. Ornstein relinquished his position as President of the Company. From April 1996 to his joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, plc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company's WestAir Holding, Inc., subsidiary. Mr. Ornstein is the controlling shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P., an investment partnership. Mr. Ornstein's employment agreement provides that the Company will use its good-faith efforts to cause the Board to include Mr. Ornstein among its nominees and to appoint him as Chief Executive Officer through March 31, 2001.

Paul R. Madden, age 74, has served as a director of the Company since April 1997, and as Chairman of the Board from February 3, 1998 to June 8, 1999. On June 8, 1999, he was appointed Vice Chairman of the Board. Mr. Madden has served as Chairman of the Executive Committee since February 3, 1998 and as a member of the Audit Committee since June 8, 1999. Mr. Madden is currently Of Counsel to the Phoenix, Arizona law firm of Gallagher & Kennedy, specializing in the corporate and securities areas. From June 1994 through November 1997, Mr. Madden was a partner in the Chicago, Illinois law firm of Chapman and Cutler, serving in its Phoenix office. Mr. Madden was a partner in the Phoenix law firm of Beus, Gilbert & Morrill from January 1991 until June 1994. Prior to joining the Board, Mr. Madden served as securities counsel to the Company for approximately nine years.

Daniel J. Altobello, age 60, has served as a director of the Company since January 29, 1998. Mr. Altobello is the retired Chairman, and a director of Onex Food Services, Inc., the parent corporation of Caterair International, Inc., and LSG/ SKY Chefs. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President, Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. He is a member of the board of directors of American Management Systems, Inc., Colorado Prime Foods, Care First, Inc., Care First of Maryland, Inc., World Airways, Inc., First Union Realty Trust, Friedman, Billings and Ramsey Group, Inc. and SodexhoMarriott, Inc.. He is a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc. and the Woodstock Theological Center at Georgetown University.

Jack Braly, age 59, has served as a director of the Company since December 6, 1993, as a member and Chairman of its Audit Committee since March 1994, as a member of the Company's Compensation Committee since December 6, 1993, and as a member of its Nominating Committee since April 27, 1998. Since August 5, 1996, Mr. Braly has served as the President, Chief Executive Officer and a member of the Board of Directors of Sino Swearingen Aircraft Company, a private aircraft manufacturer. From June 1994 to August 5, 1996, Mr. Braly was an officer of the North American Aircraft Modification division of Rockwell International. He served as Vice President - Aircraft Manufacturing from June 1994 to October 1994, as Executive Vice President from October 1994 to October 1995 and Vice President and General Manager from October 1995 to August 5, 1996. Before joining Rockwell International, Mr. Braly served as a consultant to various aircraft manufacturers and regional airlines from August 1993 until June 1994. Prior thereto, Mr. Braly was President of Beech Aircraft Corporation from March 1991 until July 1993.

Herbert A. Denton, age 53, has been a director of the Company since January 29, 1998, and a member of the Company's Executive Committee since February 3, 1998. Mr. Denton is the President of Providence Capital Inc., an investment-banking firm he co-founded in 1991. He also serves on the Board of Directors of Chic by H.I.S., Inc., an apparel manufacturing company, where he is the Chairman of the Compensation Committee.

General Ronald R. Fogleman, age 58, U.S.A.F. retired, has been a director of the Company since January 29, 1998. General Fogleman has been a member of the Company's Audit Committee since February 3, 1998, its Executive Committee since March 13, 1998, and its Nominating Committee since April 27, 1998. In September 1997, he retired from the Air Force with the rank of General. He served as Chief of Staff of the United States Air Force from 1994 until 1997 and as Commander-in-Chief of the United States Transportation Command from 1992 until 1994. General Fogleman currently serves on the Board of Directors of North American Airlines, a feeder airline for El Al; Southern Air, a private air transportation company; Rolls Royce of North America; and World Airways.

Maurice A. Parker, age 55, has been a director of the Company since November 18, 1998, and has been a member of the Compensation Committee since January 22, 1999. From 1978 to January 1997, Mr. Parker served as a Federal Mediator for the National Mediation Board of the United States government. From 1997 to the present, Mr. Parker has worked as an independent arbitrator, mediator and consultant. In 1998, Mr. Parker obtained his Doctorate in Jurisprudence from South Texas College of Law.

George Murnane III, age 42, has served as a director of the Company since June 8, 1999, and has been a member of the Audit Committee since his election to the board. Mr. Murnane is the President of Barlow Management, Inc., general partner of Barlow Partners II, L.P. Mr. Murnane is currently the Executive Vice President and Chief Operating Officer and serves on the Board of Directors of International Airline Support Group, Inc., a leading redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. From 1986 to 1995, he was an investment banker with the New York investment-banking firm of Merrill
Lynch & Co., most recently as a Director in the firm's Transportation Group.

James Swigart, age 49, has served as a director since January 29, 1998. Mr. Swigart served as Vice Chairman and a member of the Audit Committee until June 8, 1999. He has been a member of the Nominating Committee since April 27, 1998. Mr. Swigart is a minority shareholder of Barlow Management, Inc., the general partner of Barlow Partners II, L.P. Mr. Swigart is the former President and Chief Executive of Virgin Express, S.A./N.V., a European airline. Mr. Swigart was appointed a member of the Board of Directors of Virgin Express Holdings, plc on May 22, 1998. From December 1995 to April 1998, Mr. Swigart served as the Chief Financial Officer of Virgin Express Holdings, plc. From April 1996 to April 1998, he served as Chief Financial Officer of Virgin Express, S.A./N.V.. Mr. Swigart served as the Chief Financial Officer of Continental Express Airlines, Inc., from July 1994 to November 1995 and President and controlling shareholder of Hydralign, a manufacturing company for the paper and plastics industries, from September 1993 to July 1994. From 1986 until August 1993, Mr. Swigart served as the Senior Vice President of the Transportation Group at Lehman Brothers. Mr. Swigart previously served as a member of the Board of the Company from December 6, 1993 until August 10, 1994.

EXECUTIVE OFFICERS

Biographical information regarding the Company's executive officers who are not also directors of the Company is set forth below.

Michael J. Lotz, age 40, President and Chief Operating Officer, joined the Company in July 1998. In January 1999, Mr. Lotz became Chief Operating Officer. In August 1999, Mr. Lotz became Mesa's Chief Financial Officer and in January 2000 returned to the position of Chief Operating Officer. On June 22, 2000, Mr. Lotz was appointed President of the Company. Prior to joining the Company, Mr. Lotz served as Chief Operating Officer of Virgin Express, S.A./N.V., a position he held from October 1996 to June 1998. Previously, Mr. Lotz was employed by Continental Airlines, Inc., most recently as Vice President of Airport Operations, Properties and Facilities at Continental Express.

Robert B. Stone, age 44, Chief Financial Officer and Treasurer, joined the Company in January 2000. Prior to joining the Company, Mr. Stone was employed by the Boeing Company for more than 20 years, most recently as Vice President, Financial Planning and Analysis. Mr. Stone obtained his MBA from Pacific Lutheran University and his Bachelor of Arts in Business Administration at the University of Washington.

Andre H. Merrett, age 36, Vice President and General Counsel, joined the Company in August 1999. Prior to joining the Company, Mr. Merrett was a litigation associate with the firm of Squire, Sanders & Dempsey L.L.P. from October 1998. Mr. Merrett was a litigation associate Nyemaster, Goode, Voigts, West, Hansell & O'Brien from May 1994 until joining Squire, Sanders, & Dempsey. Mr. Merrett is a 1994 graduate of the University of Iowa College of Law. Mr. Merrett resigned effective January 5, 2001.

Dean Kennedy, age 36, Vice President and Controller, joined the Company in February 2000. Mr. Kennedy is a Certified Public Accountant and prior to joining the Company was engaged in the practice of public accounting. Mr. Kennedy resigned effective December 15, 2000.

Jeff P. Poeschl, age 35, Vice President-Finance, joined the Company in December 2000. He was employed by Deloitte and Touche in Milwaukee, Wisconsin since 1988, most recently as Senior Manager.

William P. Kostel, age 37, Vice President of Planning, joined the Company in February 1999. Prior to joining the Company, Mr. Kostel was employed for nine years by American Airlines, where his last position was Director of Fleet Planning at American Eagle. Mr. Kostel obtained his MBA from Texas Christian University and his Bachelor of Science in Engineering from Iowa State University

Michael Ferverda, age 56, Senior Vice President of Flight Operations, joined the Company in September 1990. Mr. Ferverda has served the Company in several capacities including pilot, Flight Instructor / Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

George Lippemeier, age 59, Vice President of Safety and Regulatory Compliance, joined the Company in September 1998. Mr. Lippemeier served as the Director of Quality Assurance at Virgin Express S.A./N.V. from April 1997 to July 1998. Mr. Lippemeier held several positions with the Company from November 1989 to March 1997, including Director of Operations, Vice President of Flight Operations -- WestAir Airlines, and President -- Desert Sun Airlines. Prior to joining the Company in 1989, Mr. Lippemeier spent 25 years in the United States Air Force.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by the Company during the fiscal years ended September 30, 2000, 1999 and 1998 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose total annual salary and bonuses exceeded $100,000 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                             OTHER
                                                                                            ANNUAL
                                                              SALARY         BONUS       COMPENSATION      OPTIONS
           NAME AND PRINCIPAL POSITION             YEAR         ($)           ($)            ($)(1)          (#)
     ---------------------------------------       ----       ------         -----       ------------     ---------
     Jonathan G. Ornstein ..................       2000       200,000       840,000           4,615         150,000
       Chief Executive Officer                     1999       200,000            --           5,128         150,000
                                                   1998        84,615            --              --       1,013,000

     Michael J. Lotz .......................       2000       119,231       225,000           5,250         150,000
       President and Chief Operating Officer       1999       122,654        90,054             385         300,000
                                                   1998            --            --              --

     William P. Kostel .....................       2000        73,846        59,000           1,769           6,500
       Vice President of Planning                  1999        41,731        47,000              --          45,000
                                                   1998            --            --              --              --

     Michael Ferverda ......................       2000        75,000        52,000           3,750           5,400
       Senior Vice President of Flight             1999        75,000        25,500              --              --
       Operations                                  1998        75,000            --              --          36,000


     Andre H. Merrett ......................       2000        78,462        36,500              --           3,375
       Vice President and General Counsel          1999         9,808        12,000              --          45,000
                                                   1998            --            --              --              --

     Robert Stone ..........................       2000        73,077        37,000              --          75,000
       Chief Financial Officer                     1999            --            --              --              --
                                                   1998            --            --              --              --

----------
(1) These amounts represent the Company's vested and non-vested contributions to the individual named executive officer's 401(k) plan account. Under the Company's 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. The Company currently makes matching contributions equal to 50% of employees' contribution (including officers) with a cap of 10% of the employees' annual compensation. The Company's contributions to the 401(k) plans for the fiscal year ended September 30, 2000 were $1.0 million.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth for each Named Executive Officer information concerning individual grants of stock options during the 2000 fiscal year.

                                                                                                  POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED ANNUAL
                                 NUMBER OF        PERCENT OF                                       RATES OF STOCK PRICE
                                SECURITIES     OPTIONS GRANTED     EXERCISE                          APPRECIATION FOR
                                UNDERLYING     TO EMPLOYEES IN      PRICE        EXPIRATION            OPTION TERM
            NAME                  OPTIONS        FISCAL YEAR      ($/SHARE)         DATE            5%(3)       10%(3)
            ----                ----------     ---------------    ---------      ----------        --------  -----------
Jonathan G. Ornstein(1)           150,000           20.9%            6.25         4/ 1/2010        $366,948   $1,093,560
Michael Ferveda(2)                 5,400             --             5.625         1/26/2010          16,943      $41,844
William P. Kostel(2)               6,500             --             5.625         1/26/2010          20,394      $50,368
Andre H. Merrett(2)                3,375             --             5.625         1/26/2010          10,589      $26,152
Michael Lotz(2)                   150,000           20.9%            5.25         6/22/2010         532,856  $1,291,918

----------
(1) Mr. Ornstein's options were granted under the Company's 1998 Key Officer Stock Option Plan and are exercisable in annual 1/3 increments.

(2) Messrs. Lotz, Ferveda, Kostel and Merrett were each granted options under the Company's 1st Amendment to the Restated & Amended Mesa Airline Stock Option Plan. The shares issued under the Mesa Airline Stock Option Plan vest in annual 1/3 increments beginning one year after the date of the grant.

(3) Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from September 30, 2000 through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of Mesa and Mesa common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options as of the fiscal year ended September 30, 2000, together with the values for "in-the-money" options which represent the positive spread between the exercise price of any such outstanding stock and the fiscal year end price of the Company's common stock.

                                                                   NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                   SHARES                                OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON      VALUE              SEPTEMBER 30, 2000                SEPTEMBER 30, 2000
            NAME                 EXERCISE(#)    REALIZED($)       EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
            ----                 -----------    -----------       -------------------------        ----------------------------
     Jonathan G. Ornstein ...          0            0                1,113,000/200,000                        $0/$0
     Michael J. Lotz ........          0            0                 100,000/350,000                      $0/$32,850
     William P. Kostel ......          0            0                  15,000/36,500                          $0/$0
     Michael Ferveda ........          0            0                  98,667/29,400                     $5,628/$11,256
     Andre H. Merrett .......          0            0                  15,000/33,375                          $0/$0

----------
(1) Based on the closing price of the Company's common stock on September 30, 2000 of $5.469 per share, as reported by the NASDAQ National Market.

COMPENSATION OF DIRECTORS

Each non-employee director receives a retainer of $10,000 per year. Additionally, board members receive $1,000 per Board of Directors meeting attended in person, $500 per committee meeting attended in person, $500 per Board of Directors meeting attended via telephone and reimbursement of all expenses associated with attending committee or Board of Directors meetings.

Each non-employee director also participates in the Company's Outside Director's Stock Option Plan (the "Plan"). Under the Plan, each non-employee director serving on the board as of April 1, 1998 received (i) 3,000 options to purchase 3,000 shares of Common Stock, plus (ii) the number of options to purchase common stock equivalent to a cash value of $13,000 as calculated pursuant to the Black-Scholes valuation method at a risk-free rate of a ten year zero coupon bond (collectively referred to herein as the "Formula Amount") effective as of April 1, 1998. Each non-employee director receives an additional Formula Amount on each April 1st thereafter or, if at any time there is an insufficient number of options to make the full Formula Amount allocation, a pro-rata amount of the options available under the Plan shall be granted to each non-employee director.

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

Each director who is not an employee of the Company also receives free travel on flights operated by the Company for himself and certain family members and, through arrangements with certain major air carriers, receives free or reduced-fare travel on those carriers at no cost to the Company. The Company believes that the directors' use of free air travel is "de minimis" and therefore did not maintain any records of their travel during fiscal 2000.

EMPLOYMENT AGREEMENTS

The Chief Executive Officer; Chief Financial Officer; President and Chief Operating Officer; Vice President of Planning, and Vice President and General Counsel have each entered into an Employment Agreement (the "Agreement") with the Company.

On May 1, 1998, Jonathan G. Ornstein and the Company entered into an Agreement for a term of three years ending March 13, 2001, subject to automatic renewal unless either party gives written notice of its intent to terminate. The Agreement was amended on March 22, 2000. Under the Agreement, as amended, Mr. Ornstein receives a combination of a minimum base salary of $200,000 per year plus a bonus based on positive growth in earnings per share. Specifically, Mr. Ornstein's Agreement provides for a "Minimum Bonus" of $52,500 if the Company achieves any positive growth in earnings per share, a "Threshold Bonus" of $105,000 for growth between 7% and 12.9%, a "Target Bonus" of $210,000 for growth between 13% and 17.9% and a "Maximum Bonus" of $420,000 for growth of 18% or better. Additionally, the board of directors may approve discretionary bonuses.

Further, Mr. Ornstein's Agreement provides for an initial grant of 1,000,000 stock options vesting in one-third increments commencing on the date of grant and the remainder over a two-year period, and additional annual option grants of 150,000 shares throughout the term of the Agreement, subject to shareholder approval. If the shareholders do not approve such grants, Mr. Ornstein's employment agreement requires the Company to issue stock appreciation rights in an amount necessary to provide the same level of compensation as would have been provided by the grant of stock options. The Agreement provides that upon permanent disability, as defined therein, Mr. Ornstein will receive his base salary plus an amount equal to the Minimum Bonus plus any monthly payments under any policy of disability income insurance paid for by the Company. The Company will pay such permanent disability payments for the remaining term of the Agreement, but in no case will the period exceed 24 months.

Mr. Ornstein may terminate the Agreement at any time, upon written notice, within one year following the occurrence of an event constituting "Good Reason." "Good Reason" is defined to mean the occurrence of the following circumstances without Mr. Ornstein's consent: (i) assignment to any duties substantially inconsistent with the duties or a reduction in the duties contemplated by the Agreement; (ii) removal of any titles bestowed under the Agreement; (iii) the Company's failure to include Mr. Ornstein as a nominee for the Board in its proxy or his failure to be reelected to the Board; (iv) any breach or failure of the Company to carry out the provisions of the Agreement after notice and an opportunity to cure; (v) a Change in Control (as defined below); or (vi) relocation of Mr. Ornstein, his office, facilities or personnel except if such relocation is to any future location of the Company's headquarters and such new location is in a metropolitan area with a population of over 1,000,000 people.

A Change in Control is defined to include (i) a change in control reportable on Form 8-K or Schedule 14A of the Securities Exchange Act of 1934; (ii) the acquisition, other than by an employee benefit plan, of twenty-five percent (25%) or more of the combined voting power of the Company's outstanding securities; (iii) failure of the Incumbent Directors (as defined in the Agreement) to constitute at least a majority of all directors of the Company;
(iv) the closing of a sale of all or substantially all the assets of the Company; (v) the Company's adoption of a plan of dissolution or liquidation; or
(vi) the shareholders of the Company approve a merger or consolidation involving the Company (A) in which the Company is not the surviving corporation or (B) if, immediately following such merger or consolidation, less than seventy-five percent (75%) of the surviving corporation's outstanding voting stock is held or anticipated to be held by persons who are stockholders of Company immediately prior to such merger or consolidation. Upon the termination by the Company without Good Cause (as defined) or termination by Mr. Ornstein for Good Reason (as defined), Mr. Ornstein will be entitled to a lump-sum severance payment equal to the sum of (1) the number of years (or fractions thereof) remaining in the then non-expired term or two, whichever is greater, multiplied by (a) Mr. Ornstein's base salary times the number of years, plus (b) the amount of cash equal to the Target Bonus or the minimum amount of any similar bonus then in effect, plus (c) any other cash or other bonus earned prior to the date of termination; and (2) any additional payments necessary to discharge certain tax liabilities as defined in the Agreement.

Upon Mr. Ornstein's termination without Good Cause or upon Good Reason, any and all vesting or performance requirements affecting outstanding stock and other compensation under the Employee Stock Option Plan will be deemed fully satisfied and any risk of forfeiture with respect thereto will be deemed to have lapsed. In addition, and notwithstanding the terms of any stock option, stock incentive or similar plan maintained by the Company or any other agreement between the Company and Mr. Ornstein (including, without limitation, any stock option agreement), upon termination of the Executive's employment Without Good Cause or upon the exercise by Mr. Ornstein of his rights to terminate his employment for Good Reason (including without limitation upon or following a Change in Control), the Company shall make a lump sum cash payment to Mr. Ornstein as follows:

         (i) If Mr. Ornstein's employment is terminated by the Company Without Good Cause or by Mr. Ornstein for Good Reason, in each case, upon or following a Change in Control transaction in which the holders of the Company's common stock receive consideration for their shares (either in the form of cash or securities, property or a combination thereof), the cash payment shall be made on the closing date of the transaction constituting the Change in Control and shall equal the greater of (A) the aggregate Black Scholes value (as calculated by an independent major investment banking firm) as of such closing date of all options held by Mr. Ornstein to acquire shares of the common stock of the Company ("Company Options") and (B) the product of (i) the per share consideration (the value of which shall be determined by agreement between the Company and Mr. Ornstein) to be paid to a holder of a share of the Company's common stock minus the exercise price per share of each Company option held by Mr. Ornstein and (ii) the number of shares of common stock of the Company covered by each unexercised Company Option held by Mr. Ornstein; provided, however, that the total aggregate cash payment to be made to Mr. Ornstein pursuant to Section 7.5 of the Agreement shall not in any event be less than $4,500,000.

         (ii) If Mr. Ornstein's employment is terminated by the Company Without Good Cause or by Mr. Ornstein for Good Reason, in each case, in circumstances other than those set forth in subparagraph (i) above, the cash payment to Mr. Ornstein shall be made on the date of termination or the date of the event giving rise to Mr. Ornstein's right to terminate his employment (whichever is earlier) and shall equal the aggregate Black Scholes value as of such earlier date of all Company Options by Mr. Ornstein.

If, under the Agreement, Mr. Ornstein is to receive any payment for termination for Good Reason, death or permanent disability payment, payment for termination without Good Cause or any payment as a result of a Change of Control of the Company Mr. Ornstein shall be entitled to receive the amounts sufficient to cover the excise tax, if any, imposed on such payments.

Finally, if Mr. Ornstein's employment is terminated by the Company without Good Cause or by Mr. Ornstein for Good Reason, on the effective date of the termination, the Company has agreed to enter into a consulting agreement with Mr. Ornstein, the terms of which will provide for Mr. Ornstein's retention as a consultant for a period of 10 years from its effective date at the rate of $50,000 per year.

Upon their appointment as Chief Operating Officer, Chief Financial Officer, Vice President of Planning, and Vice President and General Counsel, respectively, each of Messrs. Lotz, Stone, Kostel and Merrett and the Company entered into employment agreements. Mr. Lotz's employment agreement was amended on March 22, 2000. Mr. Lotz's employment agreement, as amended, contains the same material provisions as Mr. Ornstein's except his cash and non-cash compensation is less than Mr. Ornstein's and his consulting agreement is $25,000 per year and his aggregate cash payment shall not be less than $1.5 million and the definition of Change in Control excludes provisions regarding being a director of the Company. Mr. Lotz's base salary is $150,000 with a Minimum Bonus of $22,500, a Threshold Bonus of $45,000, a Target Bonus of $90,000 and a Maximum Bonus of $180,000. Additionally, the board of directors may approve discretionary bonuses.

Mr. Stone's, Mr. Kostel's, and Mr. Merrett's employment agreements contain the same material provisions as Messrs. Ornstein's and Lotz's except, in the case of cash and non-cash compensation, Messrs. Stone, Kostel, and Merrett receive a base salary of $100,000, $80,000, and $85,000, respectively, and are eligible to receive quarterly bonuses of varying minimum amounts ranging from at least 5% to at least 25% of their respective base salaries. Further, Mr. Stone's, Mr. Kostel's, and Mr. Merrett's employment agreements differ from Mr. Ornstein's and Mr. Lotz's with respect to lump sum payments due to each of them upon termination by the Company Without Good Cause or by either of them for Good Reason and with respect to the retention of either of them as consultants thereafter.

COMPENSATION COMMITTEE INTERLOCKS

During fiscal 2000, the Compensation Committee consisted of Daniel J. Altobello, James E. Swigart and Maurice A. Parker. None of the members of the committee held any executive officer position or other employment with the Company prior to or during such service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 30, 2000 by (i) each director of the Company, (ii) each of the Company's executive officers (the "Named Executive Officers"), (iii), each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock and (iv) all directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 15, 2000 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and the address of the listed beneficial owner is that of the Company. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission.

                                                 AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP
                                              -------------------------
             NAME AND ADDRESS OF                            OPTIONS/
               BENEFICIAL OWNER                 SHARES     WARRANTS(1)   TOTAL(1)    PERCENT(1)
     ------------------------------------     ---------    -----------  ---------    ----------
     Jack Braly..........................        10,000       31,486       41,486           *
     Paul R. Madden......................         6,400       20,398       26,798           *
     Jonathan G. Ornstein(2).............     2,293,223    1,113,000    3,406,223       10.53
     James E. Swigart(3).................     2,136,926       24,258    2,161,184        6.68
     Daniel J. Altobello.................         1,000       24,258       25,258           *
     Herbert A. Denton(4)................       416,552       18,486      435,038        1.34
     Ronald R. Fogleman..................           200       18,486       18,686           *
     George Murnane III..................        43,837       21,749       65,586           *
     Maurice Parker......................                      7,297        7,297           *
     Michael J. Lotz.....................                    100,000      100,000           *
     Barlow Partners II, LP(5)...........     2,099,121                 2,099,121        6.49
     1954 Airport Rd., Suite 200
     Atlanta, GA 30341
     Wisconsin Investment Board..........     3,290,000                 3,290,000       10.17
     P.O. Box 7842
     Madison, Wisconsin 53702
     The Equitable Companies
     Incorporated(6).....................       969,672                   969,672        3.00
     Alliance Capital(7)
     1290 Avenue of the Americas
     New York, NY 10104
     Franklin Advisors, Inc..............     2,473,700                 2,473,700        7.65
     777 Mariners Blvd
     San Mateo, CA 94404
     Dimensional Fund Advisors, Inc......     2,129,879                 2,129,879        6.59
     1299 Ocean Ave., 11th Floor
     Santa Monica, CA 90401-1038
     Wellington Management Company, LLP..     3,326,100                 3,326,100       10.28
     75 State Street
     Boston, MA  02109
     All directors and officers as a group    3,323,997    1,585,085    4,909,082       15.17
     (17 individuals)

----------

(1) Includes options and warrants exercisable on December 15, 2000, or within 60 days thereafter. Holdings of less than 1% are indicated by "*".

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

(4) Includes shares of common stock held in the name of Providence Capital, Inc., Providence Investors LLC, US Value Investment Company, PLC and Providence Jet, LLC. As such, he claims beneficial ownership of the shares held by these entities to the extent of his proportional interest therein.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1998, CCAIR entered into a letter agreement with Barlow Partners, L.P. ("Barlow") pursuant to which Barlow agreed to act as CCAIR's exclusive financial advisor with respect to possible business combinations involving CCAIR. Under the terms of that agreement, Barlow received a fee from CCAIR equal to two percent (2%) of the aggregate consideration paid by Mesa upon the closing in June 1999 of the merger transaction ($1.1 million). Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of Mesa, and James E. Swigart, member of the Board of Directors of Mesa, are partners in Barlow. George Murnane III, member of the CCAIR Board of Directors at the time of the merger, is also a partner in Barlow. Upon the completion of the merger, Mr. Murnane became a member of the Mesa Board of Directors.

On September 9, 1998, the Company entered into an agreement with International Airline Support Group ("IASG") whereby Mesa would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds to Mesa less a market-based fee. During fiscal 2000, the Company paid IASG approximately $611,000 in commissions on sales of surplus aircraft parts. Additionally, the Company has leased an aircraft auxiliary power unit from IASG at a normal commercial monthly rate of $10,000 or $120,000 per year. In fiscal 1999, the Company paid IASG approximately $700,000 in commissions for selling surplus Westair inventory as well as $250,000 in fees in connection with the shut down of Westair and distribution and protection of certain of its assets. Mr. Murnane, a member of the Board of Directors of Mesa, is a member of executive management and the Board of Directors of IASG.

In February 1999, the Company entered into an agreement with Barlow Partners, LP ("Barlow") whereby Barlow agreed to provide financial advisory services related to aircraft leases, mergers and acquisitions, and route profitability. Fees totaling $105,000 and $120,000 were paid to Barlow in fiscal 1999 and 2000, respectively. Under terms of the Barlow agreement, Barlow is required to repay these fees to the Company at such time as Barlow receives fees, if any, from leasing companies that it has arranged to participate in the Company's various aircraft financings. In fiscal 2000, Barlow repaid the Company the aggregate of $225,000 in connection with aircraft financings arranged by Barlow.

In December 1999, the Company retained Providence Capital, Inc. to assist with its stock repurchase program. During fiscal 2000, fees and/or commissions totaling approximately $136,000 were paid to Providence Capital, Inc. Herbert Denton, a member of the Company's Board of Directors, is the President and Chief Executive Officer of Providence Capital, Inc.

The Company provides administrative support, reservation services and office space to Europe by Air, Inc. During fiscal 2000, the Company billed Europe by Air approximately $78,000 for these services. Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of the Company, and James Swigart, a member of the Company's Board of Directors, are Chairman of the Board, and Chief Executive Officer of Europe by Air, respectively.

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

    (A) Documents filed as part of this report:

        1. Reference is made to consolidated financial statement schedules in item 8 hereof.

        2.   Reports on Form 8-K

        The Company filed a report on Form 8-K dated November 2, 2000 regarding the sale of 16 Beechcraft 1900D aircraft to Raytheon. The Company filed a report of Form 8-K dated September 29, 2000 regarding its ownership position in Mesaba Holdings, Inc. No financial statements were filed as a part of either report.

        3.   Exhibits

    The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

         EXHIBIT
         NUMBER                       DESCRIPTION                                  REFERENCE
       ---------       ---------------------------------------      ----------------------------------------
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


           3.1         Articles of Incorporation of Mesa Air        Filed as Exhibit 3.1 to Registrant's Form
                       Holdings, Inc. dated May 28, 1996            10-K for the fiscal year ended September
                                                                    reference


           3.2         Bylaws of Mesa Air Group, Inc., as           Filed as Exhibit 3.2 to Registrant's Form
                       amended                                      10-K for the fiscal year ended September
                                                                    reference


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

          18.1         Letter regarding change in accounting        Filed herewith
                       principle

          23.1         Independent Auditors' Consent of Deloitte    Filed herewith
                       and Touche LLP

          23.2         Independent Auditors' Consent of KPMG LLP    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MESA AIR GROUP, INC.

                                  By: /s/ JONATHAN G. ORNSTEIN
                                     -------------------------------
                                         Jonathan G. Ornstein
                                   Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                  By: /s/ ROBERT B. STONE
                                     -------------------------------
                                            Robert B. Stone
                                   Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Dated: December 28, 2000


                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT. B. STONE and MICHAEL J. LOTZ, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ JONATHAN G. ORNSTEIN                Chairman of the Board, Chief              December 28, 2000
-----------------------------                  Executive Officer and
       Jonathan G. Ornstein                    Director

          /s/ PAUL MADDEN                    Vice Chairman of the Board                December 28, 2000
-----------------------------------            and Director
          Paul R. Madden

       /s/ JAMES E. SWIGART                  Director                                  December 28, 2000
-----------------------------------
             James E. Swigart


       /s/ DANIEL ALTOBELLO                  Director                                  December 28, 2000
-----------------------------------
        Daniel J. Altobello

          /s/ JACK BRALY                     Director                                  December 28, 2000
-----------------------------------
            Jack Braly

        /s/ HERBERT DENTON                   Director                                  December 28, 2000
-----------------------------------
             Herbert A. Denton

       /s/RONALD R. FOGLEMAN                 Director                                  December 28, 2000
-----------------------------------
            Ronald R. Fogleman

       /s/ MAURICE A. PARKER                 Director                                  December 28, 2000
-----------------------------------
             Maurice A. Parker

      /s/ GEORGE MURNANE, III                Director                                  December 28, 2000
-----------------------------------
            George Murnane, III

                                 EXHIBIT INDEX


Exhibit No.     Description                                                 Reference
-----------     -----------                                                 ---------
   18.1         Letter regarding change in accounting principle             Filed herewith

   23.1         Independent Auditors' Consent of Deloitte and Touche LLP    Filed herewith

   23.2         Independent Auditors' Consent of KPMG LLP                   Filed herewith

   27.1         Financial Data Schedule                                     Filed herewith