Form 10-Q
period 2000-12-31
MESA AIR GROUP INC
filed 2001-02-14
CIK 810332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

[ X ]             For the quarterly period-ended  December 31, 2000

                                       OR

[   ]             Transition Report Pursuant to Section 13 or 15(d)
                        of Securities Exchange Act of 1934

Commission File Number 0-15495

                              MESA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        Nevada                           85-0302351
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona           85008
        (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:    (602)- 685-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                              Yes X     No

On January 31, 2001, the registrant had outstanding 31,931,784 shares of Common Stock.

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Income                                3

           Consolidated Balance Sheets                                      4

           Consolidated Statements of Cash Flows                            5

           Unaudited Notes to Consolidated Financial Statements             7


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    9



                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              15

Item 2.     Changes in Securities and Use of Proceeds                      15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     15

Item 4.     Submission of Matters to vote for Security Holders             15

Item 5.     Other Matters                                                  15

Item 6.     Exhibits and Reports on Form 8-K                               15



SIGNATURES                                                                 16

PART 1. FINANCIAL INFORMATION
Item 1.

                              MESA AIR GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                               Three Months Ended
                                                                        -------------------------------
                                                                        December 31,         December 31,
                                                                           2000                  1999
                                                                        ---------             ---------
Operating revenues:
    Passenger                                                           $ 129,826             $ 108,711
    Freight and other                                                       1,769                 2,242
                                                                        ---------             ---------
       Total operating revenues                                           131,595               110,953
                                                                        ---------             ---------
Operating expenses:
    Flight operations                                                      66,729                50,254
    Maintenance                                                            24,101                18,964
    Aircraft and traffic servicing                                         13,775                13,194
    Promotion and sales                                                     6,953                 8,212
    General and administrative                                              6,548                 6,516
    Depreciation and amortization                                           3,769                 4,666
                                                                        ---------             ---------
       Total operating expenses                                           121,875               101,806
                                                                        ---------             ---------
    Operating income                                                        9,720                 9,147
                                                                        ---------             ---------
Other income (expense):
    Interest expense                                                       (4,110)               (4,584)
    Interest income                                                           458                   862
    Other income                                                            3,360                 3,236
                                                                        ---------             ---------
       Total other income (expense)                                          (292)                 (486)
                                                                        ---------             ---------
Income before income taxes and cumulative effect of
      accounting change                                                     9,428                 8,661
Income taxes                                                                3,720                  --
                                                                        ---------             ---------

Income  before cumulative effect of accounting change                       5,708                 8,661
Cumulative effect of accounting change, net of $0 applicable
      income taxes                                                           --                  18,085
                                                                        ---------             ---------

Net income                                                              $   5,708             $  26,746
                                                                        =========             =========

Income per common share - basic:
Income before cumulative effect of accounting change                    $    0.19             $    0.25
Cumulative effect of accounting change, net                                  --                    0.53
                                                                        ---------             ---------

Net income                                                              $    0.19             $    0.78
                                                                        =========             =========

Income per common share - diluted:
Income before cumulative effect of accounting change                    $    0.18             $    0.25
Cumulative effect of accounting change, net                                  --                    0.53
                                                                        ---------             ---------
Net income                                                              $    0.18             $    0.78
                                                                        =========             =========

           See accompanying notes to consolidated financial statements

                                         MESA AIR GROUP, INC.

                                     CONSOLIDATED BALANCE SHEETS
                                            (in thousands)

                                                                    (Unaudited)
                                                                    December 31,       September 30,
                                                                        2000                2000
                                                                      --------            --------
ASSETS
Current Assets:
       Cash and cash equivalents                                      $ 12,651            $ 26,403
       Marketable securities                                            14,340               7,681
       Receivables, primary traffic                                     38,264              41,719
       Inventories                                                      34,326              27,716
       Aircraft held for sale                                           31,240              31,149
       Prepaid expenses and other current assets                         6,688               9,140
       Deferred income taxes                                             8,527               8,527
                                                                      --------            --------
                Total current assets                                   146,036             152,335

       Property and equipment, net                                     191,374             185,909
       Lease and equipment deposits                                     23,062              22,857
       Intangibles, net                                                  9,806              10,014
       Deferred income taxes                                             1,102               4,822
       Other assets                                                      9,927               8,990
                                                                      --------            --------
                Total assets                                          $381,307            $384,927
                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                              $ 45,673            $ 45,673
       Accounts payable                                                 21,679              25,741
       Air traffic liability                                             3,518               3,445
       Accrued compensation                                              2,130               3,056
       Other accrued expenses                                           15,545              15,264
                                                                      --------            --------
                Total current liabilities                               88,545              93,179

Long-term debt, excluding current portion                              134,088             135,533
Deferred credits and other liabilities:                                 11,039              11,641
                                                                      --------            --------
                Total liabilities                                      233,672             240,353
                                                                      --------            --------

Stockholders' equity:
       Common stock of no par value, 75,000,000 shares
           authorized; 31,833,628 and 32,286,303
           shares issued and outstanding, respectively                 110,112             112,759
       Retained earnings                                                37,523              31,815
                                                                      --------            --------

                Total stockholders' equity                             147,635             144,574
                                                                      --------            --------

                Total liabilities and stockholders' equity            $381,307            $384,927
                                                                      ========            ========

           See accompanying notes to consolidated financial statements

                              MESA AIR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                  Three Months Ended
                                                                           ---------------------------------
                                                                           December 31,         December 31,
                                                                               2000                 1999
                                                                             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  5,708             $ 27,280
Adjustments to reconcile net income to net cash flows provided by operating activities:
      Depreciation and amortization                                             3,769                4,666
      Cumulative effect of change in accounting principle                        --                (18,085)
      Deferred income taxes                                                     3,720                 --
      Amortization of deferred credits                                           (339)               7,108
      Provision for obsolete inventory                                           (500)                --
      Provision for doubtful accounts                                              27                   24
      Unrealized (loss) gain on investment securities                          (1,370)                (710)
      Changes in assets and liabilities:
         Receivables                                                            3,428               (2,068)
         Inventories                                                           (6,110)              (2,459)
         Prepaid expenses and other current assets                              2,361                5,809
         Accounts payable                                                      (4,062)              (2,132)
         Other accrued liabilities                                               (572)              (8,827)
                                                                             --------             --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES:                                6,060               10,606
                                                                             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (6,891)              (2,224)
      Net (purchases) sales of investment securities                           (5,289)               2,100
      Change in other assets                                                   (3,072)               4,016
      Other                                                                      --                   (410)
      Lease and equipment deposits                                               (205)                (298)
                                                                              -------              -------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:                    (15,457)               3,184
                                                                              --------             -------

                                                                     (Continued)

                              MESA AIR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principle payments on long-term debt                                            (1,445)              (5,132)
      Proceeds from issuance of common stock                                              48                   10
      Common stock purchased and retired                                              (2,695)                (507)
      Change in deferred credits                                                        (263)                --
                                                                                    --------             --------

      NET CASH USED IN FINANCING ACTIVITIES                                           (4,355)              (5,629)
                                                                                    --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (13,752)               8,161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      26,403               52,905
                                                                                    --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 12,651             $ 61,066
                                                                                    ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest, net of amounts capitalized                            $  4,110             $  4,050
      Cash paid for income taxes                                                         541
SUPPLEMENTAL NON-CASH INFORMATION:
      Reversal of accrued maintenance due to change in accounting method                                 $ 18,085
      Sale of Property in exchange for debt reduction                                                       2,100

           See accompanying notes to consolidated financial statements

                              MESA AIR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three-month periods have been made. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10K for the fiscal year ended September 30, 2000.

     The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries, Mesa Airlines, Inc., WestAir Holdings, Inc., Air Midwest, Inc., CCAIR, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc., the Ritz Hotel Management Corporation and MPD, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   New Accounting Standards

     Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its CRJ aircraft and engine maintenance on its DeHavilland Dash 8-200 aircraft from the accrual method to the direct expense method. Under the accrual method, maintenance costs were accrued to expense on the basis of estimated future costs and estimated cycles or flight hours between major maintenance events. Implementation of the change necessitated the write-off of previously recorded accrued amounts. Effective October 1, 1999, the Company began expensing these maintenance costs as incurred. The cumulative effect of the change for prior years was a favorable adjustment of $18.1 million, net of tax. Due to the valuation allowance at October 1, 1999, there is no tax effect related to the cumulative effect of the change.

3.   Segment Reporting

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

4.   Marketable Securities

     The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. All of the Company's investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in current period operations.

     From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $7.0 million and $3.0 million at December 31, 2000 and September 30, 2000, respectively. Unrealized gains and (losses) relating to trading securities held at December 31, 2000 and September 30, 2000 were $1.4 million and ($0.5) million, respectively.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as "Mesa") is an independently owned regional airline serving 142 cities in 36 states, the District of Columbia, Canada and Mexico. Mesa operates a fleet of 131 aircraft and has approximately 1,100 daily departures.

Mesa's airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. ("MAI"), a wholly owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. ("America West") and as USAirways Express under code-sharing agreements with USAirways, Inc. ("USAirways") and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express. CCAIR, Inc. ("CCAIR"), a wholly owned subsidiary of Mesa, which was acquired during 1999, operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge their joint passengers on a combined basis with USAirways.

Approximately 96% of Mesa's consolidated revenues for the quarter ended December 31, 2000, were derived from operations associated with code-sharing agreements with America West and USAirways. All of MAI's America West Express operations and USAirways Express jet operations are on a fee per departure basis. For the quarter ended December 31, 2000, approximately 61% of Mesa's airline revenues were derived from fee per departure contractual arrangements. The percentage of revenue generated under fee per departure agreements is expected to increase in the future as Mesa adds additional regional jets to its America West Express and USAirways Express operations. The Company's code-sharing agreement with America West expires in 2007. The Company's code-sharing agreements with USAirways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares.


During fiscal 2001 several significant events have occurred:

In October 2000, the Company and US Airways amended the US Airways regional jet service agreement to expand the number of regional jets under contract from 28 to 32 and extend the term to 2008. The Company and US Airways also amended prorate agreements covering Kansas City, Pittsburgh, and Philadelphia, New Orleans, and Tampa/Orlando. The Kansas City agreement was extended from 2000 to 2005 and amended to eliminate the ability of either party to terminate the agreement without cause and permit the Company to add additional code share partners in Kansas City. The other four prorate agreements were extended by one year over their previous expiration dates.

In November 2000, the Company and America West amended their Contract Agreement to expand the number of regional jets operated from 17 to 22 and extend the term of the agreement for regional jets from 2004 to 2007.

In November 2000, the Company entered into a non-binding letter of intent with Midwest Express Airlines, Inc. ("Midwest Express") to add the Midwest Express code to the Company's operations in Kansas City. The anticipated start date for the arrangement is the second quarter of fiscal 2001. The agreement will cover 13 cities already served by ten Beechcraft 1900D aircraft out of Kansas City.

In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company's inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders. The Company will use the facility for general working capital purposes.

The following tables set forth quarter - to - quarter comparisons for the periods indicated below:

                                 OPERATING DATA

                                                                 Three Months Ended
                                                           --------------------------------
                                                           December,              December,
                                                             2000                   1999
                                                           ---------              ---------
Passengers                                                 1,224,003              1,097,771
Available seat miles (000's)                                 812,579                720,722
Revenue passenger miles (000's)                              451,025                371,318
Load factor                                                     55.5%                  51.5%
Yield per revenue passenger mile (cents)                        29.2                   29.9
Revenue per available seat mile (cents)                         16.0                   15.4
Operating cost per available seat mile (cents)                  15.1                   14.3
Average stage length (miles)                                     266                    244
Number of operating aircraft in fleet                            131                    137
Gallons of fuel consumed                                  21,418,565             19,339,018
Block hours flown                                            100,663                100,743
Departures                                                    83,673                 88,474

                                 FINANCIAL DATA

                                                            Three Months Ended
                                    ---------------------------------------------------------------
                                          December 31, 2000                  December 31, 1999
                                    ----------------------------       ----------------------------
                                      Costs per       % of total         Costs per       % of total
                                    ASM (cents)         Revenues       ASM (cents)         Revenues
                                   ------------        ---------        ----------        ---------
Flight operations                          8.21             50.7%             6.97             45.3%
Maintenance                                2.97             18.3%             2.63             17.1%
Aircraft and traffic servicing             1.70             10.5%             1.83             11.9%
Promotion and sales                        0.86              5.3%             1.14              7.4%
General and administrative                 0.81              5.0%             0.90              5.9%
Depreciation and amortization              0.46              2.9%             0.65              4.2%

Total operating expenses                  15.00             92.6%            14.13             91.8%
Interest expense                           0.51              3.1%             0.64              4.1%

RESULTS OF OPERATIONS

Operating Revenues:

Operating revenues increased by $20.6 million (18.6 %) for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. This increase was primarily due to the increase in capacity, as measured by available seat miles ("ASM's"), in the Mesa system. ASM's increased by 12.7% for the quarter ended December 31, 2000 over the same period in 1999. The increase in ASM's was a result of the number of regional jets added to the fleet, which have additional seats and fly longer stage lengths. Passenger traffic measured by revenue passenger miles ("RPM's"), representing one passenger carried one mile, increased by 21.5%. Passenger load factor increased from 51.5% to 55.5%, yield (passenger revenue per RPM) decreased by 0.7 cents to 29.2 cents in the first quarter of 2001. The airline industry has a history of fare and traffic volatility. The regional jet aircraft, which are generally faster and flown over a longer stage length than the turboprop aircraft, typically generate lower revenue and cost per ASM. Because Mesa expects to operate increasing number of regional jet aircraft in the future, overall revenue per ASM and cost per ASM are expected to decrease in the future.

Operating Expenses

Flight Operations

Flight operations expense increased by 32.8% to $66.7 million (8.21 cents per ASM) for the quarter ended December 31, 2000, from $50.3 million (6.97 cents per
ASM) from the comparable period in 2000 primarily due to an increase in capacity (ASM's) and higher fuel costs.

Maintenance Expense

Maintenance expense increased by 27.1% to $24.1 million (2.97 cents per ASM) for the quarter ended December 31, 2000, from $19.0 million (2.63 cents per ASM) for the comparable period in 1999. Increased maintenance costs are primarily the result of an increase in available capacity, which drives maintenance events.

Aircraft and Traffic Service Expense

Aircraft and traffic servicing costs increased by 4.4% to $13.8 million (1.70 cents per ASM) for the quarter ended December 31, 2000 from $13.2 million (1.83 cents per ASM) during the comparable quarter of the previous fiscal year. This change is also a result of an increase in flying activity.

Promotion and Sales

Promotion and sales expense decreased 15.3% to $7.0 million (0.86 cents per ASM) for the quarter ended December 31, 2000 from $8.2 million (1.14 cents per ASM) from the prior year's comparable quarter. Mesa's contract with America West and our Jet Contract with USAirways eliminates booking fees and travel agency commissions being charged directly to Mesa and as such, these costs per ASM are expected to decline as the America West Express operation grows.

General and Administrative Expense

General and administrative expenses of $6.5 million were relatively the same as prior year (0.81 cents per ASM and 0.90 cents per ASM for the quarters ended December 31, 2000 and 1999, respectively. The decrease on an ASM basis is due to increased capacity (ASM's) without a corresponding increase in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization decreased by 19.2% to $3.8 million (0.46 cents per ASM) for the quarter ended December 31, 2000 as compared to $4.7 million (0.65 cents per ASM) for the quarter ended December 31, 1999. The decrease is primarily due to the disposal of Beech 1900 aircraft in the fourth quarter of Fiscal 2000.

Non-Operating Items

For the quarter ended December 31, 2000, Mesa recognized $3.1 million in investment related gains.


LIQUIDITY AND CAPITAL RESOURCES

Mesa's cash and cash equivalents and marketable securities as of December 31, 2000 totaled $27.0 million. Mesa's net cash flow from operations totaled approximately $9.6 million during the three months ended December 31, 2000. Mesa's cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions. In addition, the Company has a $35 million line of credit facility with Fleet Capital. There were no amounts outstanding on the line as of December 31, 2000.

Mesa had receivables of approximately $38.3 million at December 31, 2000, which consisted primarily of amounts due from code-sharing partners America West and USAirways and passenger ticket receivables due through the Airline Clearing House. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the clearing house. Historically, Mesa has generated adequate cash flow to meet its needs.

In October 1999, Mesa settled various disputed claims it had against BRAD regarding Bombardier's obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa is to receive $9 million ($8.5 million cash, $.5 million credit), $7.1 million of which has been received to date, the remainder of which was received subsequent to the end of the quarter.

Management's belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code-sharing agreements; failure to sell, dispose, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with USAirways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates and general economic conditions. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financing.

In December 1999, the Company's Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. As of February 6, 2001, the Company has acquired approximately 2.5 million shares of Common Stock for approximately $13.6 million leaving approximately 1.9 million shares available for repurchase under the current Board authorizations.

AIRCRAFT

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of December 31, 2000:

                                                                       Operating on         Passenger
      Type of Aircraft          Owned      Leased       Total       December 31, 2000       Capacity
      ----------------          -----      ------       -----       -----------------       --------
Canadair Regional Jet             --         32           32                32                 50
Embraer Regional Jet              --         12           12                12                 50
BeechCraft 1900D                  51         10           61                52                 19
Jet Stream Super 31               --         14           14                14                 19
Dash 8-100                        --         10           10                 9                 37
Dash 8-200                        --         12           12                12                 37
Embraer EMB-120                   --          7            7                --                 30
                                -----       -----       -----             -----
                                  51         97          148               131

PENDING DEVELOPMENTS

ERJ Program

In January 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA ("Embraer") to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue through late fiscal 2002. Mesa also has options for an additional 64 aircraft with the right to convert deliveries into 37-seat ERJ 135's. Mesa introduced the ERJ-145 aircraft into revenue service early in the third quarter of fiscal 2000 as USAirways Express. Mesa intends to move the CRJ regional jets currently flying as USAirways Express to America West Express and replace them with the ERJ-145's as deliveries take place. As of February 8, 2001, the Company has taken delivery of 12 of these aircraft, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has placed an $11.8 million deposit with Embraer, which is included with lease and equipment deposits.

CRJ Program

In August 1996, the Company entered into an agreement with Bombardier Regional Aircraft Division ("BRAD") to acquire 16 CRJ 50-passenger jet aircraft. The agreement also granted the Company an option to acquire an additional 16 jet aircraft and provided for additional rolling options to acquire a third block of 16 aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the BRAD purchase agreement. In connection with the 32 CRJ aircraft, all are currently under permanent financing as operating leases with terms of 16-1/2 to 18-1/2 years.

Beechcraft 1900D

During fiscal 1999, the Company announced its intention to dispose of 30 excess B1900 aircraft. As of September 30, 2000, the Company had disposed of 17 of such aircraft, and is actively seeking proposals for the disposition of the remaining 13 B1900 aircraft. Under an agreement with Raytheon Aircraft Corporation, the Company has the right to sell to Raytheon six B1900 aircraft in October 2001 and five B1900 aircraft in October 2002.


This form 10-Q filing, and particularly this Pending Developments section, contains certain statements including, but not limited to, information regarding the replacement, deployment and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," " estimate," and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be-delivered aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, Congressional investigations and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

      Mesa is a party to legal proceedings and claims, which arise in the ordinary course of business.

      Although the ultimate outcome of these pending lawsuits cannot be determined at this time, Mesa believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa's consolidated financial position. Mesa's belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 2.    Changes in Securities and Use of Proceeds

      Not applicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in the Company's market risk since September 30, 2000.

Item 4.    Submission of Matters to vote for Security Holders

         Not applicable

Item 5.    Other Matters

         Not applicable

Item 6.    Exhibits and Reports on Form 8-K

    (A)    Exhibits:

           (10.1) Amendment to the Employment Agreement dated as of March 22, 2000 between Mesa Air Group, Inc. and you Jonathan Ornstein

           (10.2) Amendment to the Employment Agreement dated as of March 22, 2000 between Mesa Air Group, Inc. and Michael J. Lotz

    (B)    Reports on form 8-K

           The Company filed a report on Form 8-K dated October 16, 2000 disclosing a definitive agreement with Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation for the sale of sixteen Beechcraft 1900D aircraft to Raytheon on September 29, 2000. No financial statements were filed as a part of the report.

           The Company filed a report on Form 8-K dated November 2, 2000 regarding its position in Mesaba Holdings on November 1, 2000. No financial statements were filed as a part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MESA AIR GROUP, INC.



                                                By: /s/  Jeff P. Poeschl
                                                      Jeff P. Poeschl
                                                 Vice President - Finance
                                              (Principal Accounting Officer)



Dated: February 14, 2001

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   (10.1)               Amendment to the Employment Agreement dated as of March
                        22, 2000 between Mesa Air Group, Inc. and you Jonathan
                        Ornstein

   (10.2)               Amendment to the Employment Agreement dated as of March
                        22, 2000 between Mesa Air Group, Inc. and Michael J.
                        Lotz