Form 10-Q
period 2001-03-31
MESA AIR GROUP INC
filed 2001-05-15
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2001

OR

Transition Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

Commission File Number 0-15495

MESA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0302351 (I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona (Address of principal executive offices)	85008 (Zip code)

Registrant’s telephone number, including area code:	(602)-685-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes        No

On May 8, 2001 the registrant had outstanding 33,803,884 shares of Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31	March 31,
	2001	2000	2001	2000

Operating revenues:

Passenger	$124,652	$111,843	$254,479	$220,554

Freight and other	3,793	2,774	5,561	5,016

Total operating revenues	128,445	114,617	260,040	225,570

Operating expenses:

Flight operations	64,536	53,671	131,264	103,925

Maintenance	23,170	20,234	47,271	39,198

Aircraft and traffic servicing	14,125	13,911	27,901	27,105

Promotion and sales	6,377	7,175	13,330	15,387

General and administrative	11,042	6,745	17,590	13,261

Depreciation and amortization	3,489	3,919	7,258	8,585

Impairment of long-lived assets	22,739	—	22,739	—

Total operating expenses	145,478	105,655	267,353	207,461

Operating (loss) income	(17,033)	8,962	(7,313)	18,109

Other income (expense):

Interest expense	(3,920)	(3,985)	(8,030)	(8,569)

Interest income	622	678	1,080	1,540

Other income (expense)	(929)	186	2,431	3,422

Total other income (expense)	(4,227)	(3,121)	(4,519)	(3,607)

(Loss) income before income taxes and cumulative

effect of accounting change	(21,260)	5,841	(11,832)	14,502

Income taxes (benefit)	(8,398)	—	(4,678)	—

(Loss) income before cumulative effect of accounting change	(12,862)	5,841	(7,154)	14,502

Cumulative effect of accounting change, net of $0 applicable income taxes	—	—	—	18,085

Net (loss) income	$(12,862)	$5,841	$(7,154)	$32,587

(Loss) income per common share – basic:

(Loss) income before cumulative effect of accounting change	$(0.40)	$0.18	$(0.22)	$0.43

Cumulative effect of accounting change, net	—	—	—	0.54

Net (loss) income	$(0.40)	$0.18	$(0.22)	$0.97

(Loss) income per common share – diluted:

(Loss) income before cumulative effect of accounting change	$(0.40)	$0.17	$(0.22)	$0.43

Cumulative effect of accounting change, net	—	—	—	0.53

Net (loss) income	$(0.40)	$0.17	$(0.22)	$0.96

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	September 30,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$2,558	$26,403

Marketable securities	11,076	7,681

Receivables, primarily traffic	42,938	41,719

Inventories	31,877	27,716

Aircraft held for sale	57,216	31,149

Prepaid expenses and other current assets	27,621	9,140

Deferred income taxes	8,527	8,527

Total current assets	181,813	152,335

Property and equipment, net	173,131	185,909

Lease and equipment deposits	14,800	22,857

Intangibles, net	9,598	10,014

Deferred income taxes	9,500	4,822

Other assets	4,589	8,990

Total assets	$393,431	$384,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$45,673	$45,673

Notes payable – bank	10,412	—

Accounts payable	19,039	25,741

Air traffic liability	4,275	3,445

Accrued compensation	2,997	3,056

Other accrued expenses	35,666	15,264

Total current liabilities	118,062	93,179

Long-term debt, excluding current portion	130,947	135,533

Deferred credits and other liabilities:	9,810	11,641

Total liabilities	258,819	240,353

Stockholders’ equity:

Common stock of no par value, 75,000,000 shares Authorized; 33,775,565 and 32,286,303 shares issued and outstanding, respectively	109,951	112,759

Retained earnings	24,661	31,815

Total stockholders’ equity	134,612	144,574

Total liabilities and stockholders’ equity	$393,431	$384,927

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended

	March 31,	March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(7,154)	$32,587

Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:

Depreciation and amortization	7,258	8,585

Cumulative effect of change in accounting principle	—	(18,085)

Deferred income taxes	(4,678)	—

Amortization of deferred credits	(1,568)	7,971

Impairment of long-lived assets	22,739	—

Provision for obsolete inventory	(500)	—

Provision for doubtful accounts	201	48

Unrealized loss (gain) on investment securities	558	(346)

Changes in assets and liabilities:

Receivables	(1,420)	(8,199)

Inventories	(3,661)	(3,336)

Prepaid expenses and other current assets	(18,481)	(6,289)

Accounts payable	(6,702)	(4,619)

Other accrued liabilities	8,192	1,238

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	(5,216)	9,555

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(12,580)	(12,316)

Costs to return aircraft held for sale	(11,552)	—

Net purchases of investment securities	(3,953)	(10,621)

Change in other assets	1,744	4,016

Lease and equipment deposits	4,957	(147)

Other	—	(4,247)

NET CASH USED IN INVESTING ACTIVITIES:	(21,384)	(23,315)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principle payments on long-term debt	(4,586)	(5,188)

Net borrowings on line of credit	10,412	—

Proceeds from issuance of common stock	3,096	185

Common stock purchased and retired	(5,904)	(9,850)

Change in deferred credits	(263)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,755	(14,853)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,845)	(28,613)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,403	52,905

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,558	$24,292

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$4,110	$4,050

Cash paid for income taxes	541

SUPPLEMENTAL NON-CASH INFORMATION:

Reversal of accrued maintenance due to change in		$18,085

accounting method

Sale of Property in exchange for debt reduction		2,100

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and six-month periods have been made. Operating results for the three and six-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10K for the fiscal year ended September 30, 2000.

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

Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its CRJ aircraft and engine maintenance costs on its DeHavilland Dash 8-200 aircraft from the accrual method to the direct expense method. Under the accrual method, maintenance costs were accrued to expense on the basis of estimated future costs and estimated cycles or flight hours between major maintenance events. Implementation of the change necessitated the write-off of previously recorded accrued amounts. Effective October 1, 1999, the Company began expensing these maintenance costs as incurred. The cumulative effect of the change for prior years was a favorable adjustment of $18.1 million, net of tax. Due to the valuation allowance at October 1, 1999, there is no tax effect related to the cumulative effect of the change.

3.	Segment Reporting

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

4.	Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. All of the Company’s investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in current period operations.

From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $5.2 million and $3.0 million at March 31, 2001 and September 30, 2000, respectively. Unrealized gains and (losses) relating to trading securities held at March 31, 2001 and September 30, 2000 were ($0.6) million and ($0.5) million, respectively.

5.	Impairment of Long-Lived Assets

In the second quarter of fiscal 2001, the Company recognized a charge of approximately $22.7 million to retire an additional eight B1900 aircraft and additional costs to dispose of aircraft previously sold or under contract to be sold. Included in other accrued expenses at March 31, 2001 are approximately $13.0 million in reserves for the estimated cost to dispose of these aircraft.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa”) is an independently owned regional airline serving 142 cities in 36 states, the District of Columbia, Canada and Mexico. Mesa operates a fleet of 127 aircraft and has approximately 1,100 daily departures.

Mesa’s airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. (“MAI”), a wholly owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. (“America West”) and as USAirways Express under code-sharing agreements with USAirways, Inc. (“USAirways”) and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express. CCAIR, Inc. (“CCAIR”), a wholly owned subsidiary of Mesa, operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge their joint passengers on a combined basis with USAirways.

Approximately 96% of Mesa’s consolidated revenues for the quarter ended March 31, 2001, were derived from operations associated with code-sharing agreements with America West and USAirways. All of MAI’s America West Express operations and USAirways Express jet operations are on a fee per departure basis. For the quarter ended March 31, 2001, approximately 64% of Mesa’s airline revenues were derived from fee per departure contractual arrangements. The percentage of revenue generated under fee per departure agreements is expected to increase in the future as Mesa adds additional regional jets to its America West Express and USAirways Express operations. The Company’s code-sharing agreement with America West expires in 2012. The Company’s code-sharing agreements with USAirways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares.

During fiscal 2001 several significant events have occurred:

In October 2000, the Company and US Airways amended the US Airways regional jet service agreement to expand the number of regional jets under contract from 28 to 32 and extend the term to 2008. The Company and US Airways also amended prorate agreements covering Kansas City, Pittsburgh, Philadelphia, New Orleans and Tampa/Orlando. The Kansas City agreement was extended from 2000 to 2005 and amended to eliminate the ability of either party to terminate the agreement without cause and permit the Company to add additional code share partners in Kansas City. The other four prorate agreements were extended by one year over their previous expiration dates.

In November 2000, the Company and America West amended their Contract Agreement to expand the number of regional jets operated from 17 to 22 and extend the term of the agreement for regional jets from 2004 to 2007.

In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders. The Company will use the facility for general working capital purposes.

In February 2001, the Company and America West Airlines signed a new contract under which Mesa will provide America West with an additional 43 regional jets, including a total of 40 64-seat CRJ-700 and 80-seat CRJ-900 aircraft. The contract, which includes improved financial terms for the existing aircraft provided by Mesa to America West, was extended a minimum of five years to 2012. America West also has an option for an additional 40 CRJ-700 or 900 aircraft.

In February 2001, the Company and Midwest Express marked the successful launch of their code share program in Kansas City. The agreement will provide incremental passenger revenue at minimal additional operating cost.

In March 2001, the Company reached an agreement with United Airlines, Inc. to extend the current Mesa/US Airways regional jet contract by an additional two years, to December 31, 2010. This agreement is contingent upon completion of the proposed merger between United and US Airways. Under the terms of the current Mesa/US Airways agreement, Mesa is ensured of operating a minimum of 32 regional jets, with an additional four at Mesa’s option, should they become available under the current US Airways scope clause limitations. In addition, United has agreed to replace up to 19 regional jets currently operated by Mesa as US Airways Express should Mesa operate those aircraft in the proposed DC Air system. DC Air currently has the option to utilize Mesa operated regional jets under a previously negotiated assignment agreement. Under the agreement, Mesa and United have agreed to drop all outstanding litigation between the two parties.

Also, during the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. As part of the restructuring plan, the Company took an impairment charge of $22.7 million to retire an additional eight B1900 aircraft and for additional costs to dispose of aircraft previously sold or under contract to be sold.

The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended

	March,	March,	March,	March,
	2001	2000	2001	2000

Passengers	1,086,176	1,024,968	2,308,537	2,122,739

Available seat miles (000’s)	817,121	750,309	1,629,917	1,471,031

Revenue passenger miles (000’s)	406,864	368,301	857,624	739,619

Load factor	49.8%	49.1%	52.6%	50.3%

Yield per revenue passenger mile (cents)	31.2	31.1	30.1	30.5

Revenue per available seat mile (cents)	15.5	15.2	15.9	15.3

Operating cost per available seat mile (cents)	17.8	14.1	16.4	14.1

Average stage length (miles)	274.0	254.4	269.8	249.1

Number of operating aircraft in fleet	127	131	127	131

Gallons of fuel consumed	21,408,862	19,812,419	42,827,427	39,151,437

Block hours flown	96,688	100,978	197,351	201,721

Departures	79,940	86,489	163,779	174,951

FINANCIAL DATA

	Three Months Ended

	March 31, 2001		March 31, 2000

	Costs per	% of total	Costs per	% of total
	ASM(cents)	Revenues	ASM(cents)	Revenues

Flight operations	7.90	50.2%	7.15	46.9%

Maintenance	2.84	18.0%	2.70	17.7%

Aircraft and traffic servicing	1.73	11.0%	1.85	12.1%

Promotion and sales	0.78	4.9%	0.96	6.3%

General and administrative	1.35	8.6%	0.90	5.9%

Depreciation and amortization	0.43	2.7%	0.52	3.4%

Impairment of long-lived assets	2.78	17.7%	—	—

Total operating expenses	17.80	113.3%	14.08	92.3%

Interest expense	0.48	3.1%	0.53	3.4%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended

	March 31, 2001		March 31, 2000

	Costs per	% of total	Costs per	% of total
	ASM(cents)	Revenues	ASM(cents)	Revenues

Flight operations	8.05	50.5%	7.06	46.1%

Maintenance	2.90	18.2%	2.66	17.4%

Aircraft and traffic servicing	1.71	10.7%	1.84	12.0%

Promotion and sales	0.82	5.1%	1.05	6.8%

General and administrative	1.08	6.8%	0.90	5.9%

Depreciation and amortization	0.45	2.8%	0.58	3.8%

Impairment of long-lived assets	1.40	8.7%	—	—

Total operating expenses	16.40	102.8%	14.09	92.0%

Interest expense	0.49	3.1%	0.58	3.8%

RESULTS OF OPERATIONS

Operating Revenues:

In the quarter and six months ended March 31, 2001, operating revenues increased by $13.8 million (12.1%), and $34.5 million (15.3%), respectively, as compared to the corresponding periods in 2000. This increase was primarily due to the increase in capacity, as measured by available seat miles (“ASM’s”), in the Mesa system. ASM’s increased by 8.9% and 10.8% for the quarter and six-month period ended March 31, 2001 over the same period in 2000, respectively. The increase in ASM’s was a result of the number of regional jets added to the fleet, which have additional seats and fly longer stage lengths. The regional jet aircraft, which are generally faster and flown over a longer stage length than the turboprop aircraft, typically generate lower revenue and cost per ASM. Because Mesa expects to operate increasing number of regional jet aircraft in the future, overall revenue per ASM and cost per ASM are expected to decrease in the future.

Operating Expenses

Flight Operations

In the quarter ended March 31, 2001, flight operations expense increased 20.2% to $64.5 million (7.9 cents per ASM) from $53.7 million (7.2 cents per ASM) from the comparable period in 2000. In the six months ended March 31, 2001, flight operations expense increased 26.3% to $131.3 million (8.1 cents per ASM) from $103.9 million (7.1 cents per ASM) in the corresponding period in 2000. The increase was primarily due to the additional pilot labor costs necessary to support the increase in capacity (ASM’s) and higher fuel costs.

Maintenance Expense

In the quarter ended March 31, 2001, maintenance expense increased 14.5% to $23.2 million (2.8 cents per ASM) for the quarter ended March 31, 2001, from $20.2 million (2.7 cents per ASM) for the comparable period in 2000. In the six months ended march 31, 2001, maintenance expense increased 20.6% to $47.3 million (2.9 cents per ASM) from $39.2 million (2.7 cents per ASM) in the corresponding period in 2000. The increase in maintenance costs is primarily the result of certain unscheduled engine overhauls and an overall increase in available capacity.

Aircraft and Traffic Service Expense

In the quarter ended March 31, 2001, aircraft and traffic servicing expense increased by 1.5% to $14.1 million (1.7 cents per ASM) from $13.9 million (1.8 cents per ASM) during the comparable quarter of the previous fiscal year. In the six months ended March 31, 2001, aircraft and traffic servicing expense increased 2.9% to $27.9 million (1.7 cents per ASM) from $27.1 million (1.8 cents per ASM) in the corresponding period in 2000. The increase in aircraft and traffic service expense is primarily due to increased headcount to support the Company’s increase in flying activity.

Promotion and Sales

In the quarter ended March 31, 2001, promotion and sales expense decreased 11.1% to $6.4 million (0.8 cents per ASM) from $7.2 million (1.0 cents per ASM) from the prior year’s comparable quarter. In the six months ended March 31, 2001, promotion and sales expense decreased 13.4% to $13.3 million (0.8 cents per ASM) from $15.4 million (1.1 cents per ASM) in the corresponding period in 2000. Mesa’s contract with America West and our Jet Contract with USAirways eliminates booking fees and travel agency commissions being charged directly to Mesa and as such, these costs per ASM are expected to decline as the America West Express and USAirways jet operations grow.

General and Administrative Expense

In the quarter ended March 31, 2001, general and administrative expense increased 63.7% to $11.0 million (1.4 cents per ASM) from $6.7 million (0.9 cents per ASM) during the comparable quarter of the previous fiscal year. In the six months ended March 31, 2001, general and administrative expense increased 32.6% to $17.6 million (1.1 cents per ASM) from $13.3 million (0.9 cents per ASM) in the corresponding period in 2000. The increase is primarily due to the establishment of a reserve for certain attorney and consulting fees incurred as a result of settling outstanding litigation with United Airlines. The reserve was established for potential costs associated with a contingency fee arrangement with Mesa’s attorneys. In the opinion of management, the ultimate settlement of this fee may or may not be materially in excess of amounts reserved.

Depreciation and Amortization

In the quarter ended March 31, 2001, depreciation and amortization decreased 11.0% to $3.5 million (0.4 cents per ASM) as compared to $3.9 million (0.5 cents per ASM) for the quarter ended March 31, 2000. In the six months ended March 31, 2001, depreciation and amortization decreased 15.5% to $7.3 million (0.5 cents per ASM) from $8.6 million (0.6 cents per ASM) in the corresponding period in 2000. The decrease is primarily due to the disposal of Beech 1900 aircraft.

Impairment of Long-Lived Assets

Impairment of long-lived assets included an impairment charge of $22.7 million to retire an additional eight B1900 aircraft and additional costs to dispose of aircraft previously sold or under contract to be sold.

Non-Operating Items

For the quarter and six month period ended March 31, 2001, the Company recognized a ($1.2) million loss and a $1.9 million gain on investment related activities, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, Mesa’s cash and cash equivalents and marketable securities totaled $13.6 million, compared to $34.1 million at September 30, 2000. During the period, the Company has used cash to pay aircraft rental costs of approximately $18.5 million, purchase aircraft parts and equipment of approximately $12.6 million and to prepare B1900’s for return of approximately $11.6 million. The Company borrowed $10.4 million on its line of credit with a bank to offset these cash outflows. Mesa’s cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions. In addition, the Company has a $35 million line of credit facility with Fleet Capital. There was $10.4 million outstanding on the line as of March 31, 2001.

Mesa had receivables of approximately $42.9 million at March 31, 2001, which consisted primarily of amounts due from code-sharing partners America West and USAirways and passenger ticket receivables due through the Airline

Clearing House. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the clearing house. Historically, Mesa has generated adequate cash flow to meet its needs.

In October 1999, Mesa settled various disputed claims it had against Bombardier Regional Aircraft Division (“BRAD”) regarding BRAD’s obligation to accept trade-in Brasilia aircraft and the availability of 16 additional rolling option CRJs. Under this settlement, Mesa received $9 million ($8.5 million cash, $.5 million credit).

Management’s belief that Mesa will have adequate cash flow to meet its operating needs is a forward-looking statement. Actual cash flow could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code-sharing agreements; failure to sell, dispose, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to MAI under its code-sharing agreements with USAirways; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; increases in interest rates and general economic conditions. Mesa has minimal market risk with respect to market risk instruments such as foreign currency exchange risk and commodity price risk. Mesa is subject to interest rate risk with respect to current and future aircraft financing. The Company’s exposure to market risk has not changed significantly since September 30, 2000.

In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. As of April 26, 2001, the Company has acquired approximately 2.9 million shares of Common Stock for approximately $17.2 million leaving approximately 1.5 million shares available for repurchase under the current Board authorizations.

AIRCRAFT

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 2001:

				Operating on
				March 31,	Passenger
Type of Aircraft	Owned	Leased	Total	2001	Capacity

Canadair Regional Jet	—	32	32	32	50

Embraer Regional Jet	—	14	14	14	50

BeechCraft 1900D	51	8	59	52	19

Jet Stream Super 31	—	14	14	10	19

Dash 8-100	—	7	7	7	37

Dash 8-200	—	12	12	12	37

Embraer EMB-120	—	7	7	—	30

	51	94	145	127

PENDING DEVELOPMENTS

ERJ Program

In January 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue through late fiscal 2002. Mesa also has options for an additional 64 aircraft with the right to convert deliveries into 37-seat ERJ 135’s. Mesa introduced the ERJ-145 aircraft into revenue service early in the third quarter of fiscal 2000 as USAirways Express. Mesa intends to move the CRJ regional jets currently flying as USAirways Express to America West Express and replace them with the ERJ-145’s as deliveries take place. As of May 11, 2001, the Company has taken delivery of 14 of these aircraft, which have been financed as operating leases.

In conjunction with this purchase agreement, Mesa has $13.0 million on deposit with Embraer, which is included with lease and equipment deposits.

CRJ Program

In August 1996, the Company entered into an agreement with BRAD to acquire 16 CRJ 50-passenger jet aircraft. The agreement also granted the Company an option to acquire an additional 16 jet aircraft and provided for additional rolling options to acquire a third block of 16 aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the BRAD purchase agreement. In connection with the 32 CRJ aircraft, all are currently under permanent financing as operating leases with terms of 16 1/2 to 18 1/2 years. In fiscal 2000, the third block of rolling options was cancelled by BRAD and the Company received the settlement discussed above.

Beechcraft 1900D

During the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. This reduction is in addition to the plan to dispose of 30 excess B1900 aircraft announced in fiscal 1999. As of March 31, 2001, the Company had disposed of 17 of these aircraft. Under an agreement with Raytheon Aircraft Corporation, the Company has the right to sell to Raytheon six B1900 aircraft beginning in October 2001 and five additional B1900 aircraft beginning in October 2002. The Company is currently in discussions with Raytheon to return an additional four B1900’s. The Company is actively seeking proposals for the disposition of the remaining six B1900 aircraft.

* * *

This form 10-Q filing, and particularly this Pending Developments section, contains certain statements including, but not limited to, information regarding the replacement, deployment and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner, and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “ estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be-delivered aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, Congressional investigations and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Mesa is a party to legal proceedings and claims, which arise in the ordinary course of business.

Although the ultimate outcome of these pending lawsuits cannot be determined at this time, Mesa believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against Mesa is not expected to have a material adverse effect on Mesa’s consolidated financial position. Mesa’s belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since September 30, 2000.

Item 4. Submission of Matters to vote for Security Holders

The Company held its Annual Meeting of Stockholders, at which the stockholders re-elected seven directors, elected to amend the Company’s Outside Directors’ Stock Option Plan, elected to amend the Company’s Key Officer Stock Option Plan, voted against the proposal to adopt cumulative voting, voted against a shareholder proposal to adopt confidential shareholder voting, and ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for 2001.

Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	26,892,985	2,658,401

Daniel J. Altobello	26,897,750	2,653,636

Herbert A. Denton	26,898,650	2,652,736

Ronald R. Fogleman	26,897,896	2,653,490

Maurice A. Parker	26,894,175	2,657,211

George Murnane III	26,719,021	2,832,365

James E. Swigart	26,736,251	2,815,135

Proposal to amend the Company’s Outside Directors’ Stock Option Plan

For	20,436,667

Against	8,409,776

Abstain	704,943

Proposal to amend the Company’s Key Officer Stock Option Plan

For	18,518,506

Against	10,328,271

Abstain	704,609

Proposal to adopt cumulative voting

For	9,715,190

Against	12,877,286

Abstain	103,201

Not Voted	6,855,709

Proposal to adopt confidential shareholder voting

For	11,789,655

Against	10,810,059

Abstain	95,653

Not Voted	6,855,709

Ratification of Deloitte & Touche LLP as the Company’s independent auditors

For	29,499,552

Against	28,868

Abstain	22,966

Item 5. Other Matters

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

10.1	(1) Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between Mesa Airlines and America West Airlines, Inc.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

(B) Reports on form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By: /s/ Jeff P. Poeschl Jeff P. Poeschl Vice President - Finance (Principal Accounting Officer)

Dated: May 15, 2001

EXHIBIT INDEX

10.1	(1) Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between Mesa Airlines and America West Airlines, Inc.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.