Form 10-Q
period 2001-06-30
MESA AIR GROUP INC
filed 2001-08-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended June 30, 2001
OR
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

On August 8, 2001 the registrant had outstanding 32,059,658 shares of Common Stock.

INDEX

PART I —FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Operating revenues:

Passenger	$136,592	$117,187	$391,071	$337,741

Freight and other	3,833	3,811	9,394	8,827

Total operating revenues	140,425	120,998	400,465	346,568

Operating expenses:

Flight operations	69,356	55,798	200,620	159,723

Maintenance	23,710	20,808	70,982	60,006

Aircraft and traffic servicing	13,415	13,214	41,316	40,319

Promotion and sales	6,219	7,466	19,549	22,853

General and administrative	9,604	6,336	27,193	19,597

Depreciation and amortization	3,245	3,557	10,503	12,142

Impairment of long-lived assets	—	—	22,739	—

Total operating expenses	125,549	107,179	392,902	314,640

Operating income	14,876	13,819	7,563	31,928

Other income (expense):

Interest expense	(2,816)	(4,352)	(10,846)	(12,921)

Interest income	175	315	1,255	1,855

Other income (expense)	142	(403)	2,574	3,019

Total other income (expense)	(2,499)	(4,440)	(7,017)	(8,047)

Income before income taxes and cumulative effect of accounting change	12,377	9,379	546	23,881

Income taxes	4,893	—	216	—

Income before cumulative effect of accounting change	7,484	9,379	330	23,881

Cumulative effect of accounting change, net of $0 applicable income taxes	—	—	—	18,085

Net income	$7,484	$9,379	$330	$41,966

Income per common share – basic:

Income before cumulative effect of accounting change	$0.23	$0.29	$0.01	$0.71

Cumulative effect of accounting change, net	—	—	—	0.55

Net income	$0.23	$0.29	$0.01	$1.26

Income per common share – diluted:

Income before cumulative effect of accounting change	$0.23	$0.29	$0.01	$0.71

Cumulative effect of accounting change, net	—	—	—	0.55

Net income	$0.23	$0.29	$0.01	$1.26

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share amounts)

	June 30,	September 30,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$40,680	$26,403

Marketable securities	10,253	7,681

Receivables, primarily traffic	39,381	41,192

Inventories	32,184	27,716

Aircraft held for sale	57,231	31,149

Prepaid expenses and other current assets	11,314	9,140

Deferred income taxes	8,527	8,527

Total current assets	199,570	151,808

Property and equipment, net	178,569	188,045

Lease and equipment deposits	18,894	22,857

Intangibles, net	9,391	10,014

Deferred income taxes	6,716	4,822

Other assets	4,444	6,276

Total assets	$417,584	$383,822

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$166,756	$45,146

Accounts payable	15,206	18,514

Air traffic liability	4,012	3,445

Accrued compensation	3,033	3,056

Other accrued expenses	35,958	21,913

Total current liabilities	224,965	92,074

Long-term debt, excluding current portion	8,360	135,533

Deferred credits and other liabilities:	41,384	11,641

Total liabilities	274,709	239,248

Stockholders’ equity:

Common stock of no par value, 75,000,000 shares

Authorized; 32,027,838 and 32,286,303 shares issued and outstanding, respectively	110,730	112,759

Retained earnings	32,145	31,815

Total stockholders’ equity	142,875	144,574

Total liabilities and stockholders’ equity	$417,584	$383,822

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$330	$41,966

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	10,503	12,142

Cumulative effect of change in accounting principle	—	(18,085)

Deferred income taxes	(1,894)	—

Amortization of deferred credits	(2,181)	—

Impairment of long-lived assets	22,739	—

Provision for obsolete inventory	(500)	—

Provision for doubtful accounts	(116)	99

Unrealized (gain) on investment securities	(204)	(1,149)

Changes in assets and liabilities:

Receivables	1,927	(13,104)

Inventories	(68)	(7,238)

Prepaid expenses and other current assets	(2,174)	3,325

Accounts payable	(3,308)	(2,537)

Other accrued liabilities	8,590	1,781

NET CASH PROVIDED BY OPERATING ACTIVITIES:	33,644	17,200

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(28,295)	(23,020)

Costs to return aircraft held for sale	(9,174)	—

Net purchases of investment securities	(2,368)	(4,987)

Change in other assets	(825)	(6,722)

Lease and equipment deposits	863	(172)

NET CASH (USED IN) INVESTING ACTIVITIES:	(39,799)	(34,901)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principle payments on long-term debt	(5,563)	(6,647)

Proceeds from issuance of common stock	4,943	186

Common stock purchased and retired	(6,972)	(9,971)

Change in deferred credits	28,024	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,432	(16,432)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,277	(34,133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,403	52,905

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,680	$18,772

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$7,585	$10,588

Cash paid for income taxes	2,969

SUPPLEMENTAL NON-CASH INFORMATION:

Reversal of accrued maintenance due to change in accounting method		$18,085

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

The accompanying unaudited consolidated financial statements of Mesa Air Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and nine-month periods have been made. Operating results for the three and nine-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10K for the fiscal year ended September 30, 2000.

The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries, Mesa Airlines, Inc., WestAir Holdings, Inc., Air Midwest, Inc., CCAIR, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc. and MPD, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Change in Accounting Standards

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

From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $5.7 million and $3.0 million at June 30, 2001 and September 30, 2000, respectively. Unrealized gains and (losses) relating to trading securities held at June 30, 2001 and September 30, 2000 were $0.2 million and ($0.5) million, respectively.

5.	Impairment of Long-Lived Assets

In the second quarter of fiscal 2001, the Company recognized a charge of approximately $22.7 million to retire an additional eight B1900 aircraft and additional costs to dispose of aircraft previously sold or under contract to be sold. The charge is comprised of an approximate impairment loss of $7.0 million on 21 aircraft the Company either intends to return to the manufacturer or actively market, approximately $12.6 million in estimated costs to prepare the aircraft for return and approximately $3.1 million in additional costs to prepare aircraft previously sold to meet certain return conditions of the manufacturer.

	Balance at	2nd		Impairment	Balance at
	September 30,	Quarter	Cash	of Assets	June 30,
Description of Charge	2000	Charges	Charges	Held For Sale	2001

Costs to return aircraft	$2,202	15,695	9,174	—	$8,723

Impairment of aircraft		$7,044	—	(7,044)	—

6.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that these standards will have on its financial statements.

7.	Long-Term Debt

The Company has been in discussions with Raytheon regarding the cost of operating B1900D aircraft purchased from Raytheon. While these discussions have been ongoing, the Company has not made payments to Raytheon on the debt associated with the aircraft and is currently in default under those debt agreements. As such, amounts outstanding under this debt agreement have been classified as current in the financial statements.

8.	Weighted Average Shares Outstanding

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Weighted average shares – basic	31,872	32,462	31,947	33,334

Weighted average shares – diluted	32,565	32,585	32,640	34,559

9.	Reclassifications

Certain amounts previously reported have been reclassified to conform with the current presentation.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa”) is an independently owned regional airline serving 142 cities in 36 states, the District of Columbia, Canada and Mexico. Mesa operates a fleet of 130 aircraft and has approximately 1,100 daily departures.

Mesa’s airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. (“MAI”), a wholly owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. (“America West”) and as USAirways Express under code-sharing agreements with USAirways, Inc. (“USAirways”). Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. CCAIR, Inc. (“CCAIR”), a wholly owned subsidiary of Mesa, operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge their joint passengers on a combined basis with USAirways.

Approximately 96% of Mesa’s consolidated revenues for the quarter ended June 30, 2001, were derived from operations associated with code-sharing agreements with America West and USAirways. For the quarter ended June 30, 2001, approximately 65% of Mesa’s airline revenues were derived from cost plus contractual arrangements. All of MAI’s America West Express operations and USAirways Express jet operations are on a cost plus basis. The percentage of revenue generated under cost plus agreements is expected to increase in the future as Mesa adds additional regional jets to its America West Express and USAirways Express operations. The Company’s code-sharing agreement with America West expires in 2012. The Company’s code-sharing agreements with USAirways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares.

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

In November 2000, the Company and America West amended their agreement to expand the number of regional jets operated from 17 to 22 and extend the term of the agreement for regional jets from 2004 to 2012.

In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders. The Company will use the facility for general working capital purposes. There were no amounts outstanding under this facility at June 30, 2001.

In February 2001, the Company and Midwest Express marked the launch of their code share program in Kansas City. The agreement provides incremental passenger revenue at minimal additional operating cost.

In March 2001, the Company reached an agreement with America West Airlines on a new long-term codeshare agreement to provide up to 83 additional regional jets to the America West system. Under the agreement, Mesa will provide 43 additional aircraft, including three 50-seat CRJ-200s, 20 64-seat CRJ-700s, and 20 80-seat CRJ-900s. Mesa will provide the CRJ-200s beginning in April 2001, while the CRJ-700 and CRJ-900 deliveries commence in the first quarter of 2002 and first quarter of 2003, respectively. The codeshare agreement will be effective as of February 1, 2001, and will expire no sooner than 2012. Mesa will be the launch customer of the CRJ-900, a new derivative of the popular CRJ family of aircraft manufactured by Bombardier Inc. of Canada and powered by General Electric engines. Mesa currently operates 50 regional jets for America West and US Airways. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets, of which 40 would be provided to America West.

Also, during the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. As part of the restructuring plan, the Company took an impairment charge of $22.7 million to retire an additional eight B1900 aircraft and additional costs to dispose of aircraft previously sold or under contract to be sold.

The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Passengers	1,317,518	1,142,607	3,625,693	3,265,346

Available seat miles (000’s)	845,976	712,697	2,475,912	2,183,728

Revenue passenger miles (000’s)	490,225	395,344	1,347,768	1,134,963

Load factor	57.9%	55.5%	54.4%	52.0%

Yield per revenue passenger mile (cents)	28.6	30.6	29.7	30.5

Revenue per available seat mile (cents)	16.6	17.0	16.2	15.9

Operating cost per available seat mile (cents)	14.8	15.0	15.9	14.4

Average stage length (miles)	272.7	248.4	270.8	248.9

Number of operating aircraft in fleet	130	129	130	129

Gallons of fuel consumed	22,736,524	19,063,626	65,563,951	58,215,063

Block hours flown	98,066	94,542	295,422	296,227

Departures	82,724	83,684	246,507	258,635

FINANCIAL DATA

	Three Months Ended				Nine Months Ended

	June 30, 2001		June 30, 2000		June 30, 2001		June 30, 2000

	Costs per	% of total	Costs per	% of total	Costs per	% of total	Costs per	% of total
	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues

Flight operations	8.20	49.4%	7.83	46.1%	8.10	50.1%	7.31	46.1%

Maintenance	2.80	16.9%	2.92	17.2%	2.87	17.7%	2.75	17.3%

Aircraft and traffic servicing	1.59	9.6%	1.85	10.9%	1.67	10.3%	1.85	11.6%

Promotion and sales	0.74	4.4%	1.05	6.2%	0.79	4.9%	1.05	6.6%

General and administrative	1.14	6.8%	0.89	5.2%	1.10	6.8%	0.90	5.7%

Depreciation and amortization	0.38	2.3%	0.50	2.9%	0.42	2.6%	0.56	3.5%

Impairment of long-lived assets	—	—	—	—	0.92	5.7%	—	—

Total operating expenses	14.85	89.4%	15.04	88.5%	15.87	98.1%	14.42	90.8%

Interest expense	0.33	2.0%	0.61	3.6%	0.44	2.7%	0.59	3.7%

RESULTS OF OPERATIONS

Operating Revenues:

In the quarter and nine months ended June 30, 2001, operating revenues increased by $19.4 million (16.1%), and $53.9 million (15.5%), respectively, as compared to the corresponding periods in 2000. This increase was primarily due to the increase in capacity, as measured by available seat miles (“ASM’s”), in the Mesa system. ASM’s increased by 18.7% and 13.4% for the quarter and nine-month period ended June 30, 2001 over the same period in 2000, respectively. The increase in ASM’s was a result of the number of regional jets added to the fleet, which have additional seats and fly longer stage lengths.

Operating Expenses

Flight Operations

In the quarter ended June 30, 2001, flight operations expense increased 24.3% to $69.4 million (8.2 cents per ASM) from $55.8 million (7.8 cents per ASM) from the comparable period in 2000. In the nine months ended June 30, 2001, flight operations expense increased 25.6% to $200.6 million (8.1 cents per ASM) from $159.7 million (7.3 cents per ASM) in the corresponding period in 2000. The increase was primarily due to an increase in capacity (ASM’s) and higher fuel costs.

Maintenance Expense

In the quarter ended June 30, 2001, maintenance expense increased 14% to $23.7 million (2.8 cents per ASM) for the quarter ended June 30, 2001, from $20.8 million (2.9 cents per ASM) for the comparable period in 2000. In the nine months ended June 30, 2001, maintenance expense increased 18.3% to $71.0 million (2.9 cents per ASM) from $60.0 million (2.8 cents per ASM) in the corresponding period in 2000. The increase in maintenance costs is primarily the result of certain unscheduled engine overhauls and an overall increase in available capacity.

Aircraft and Traffic Service Expense

In the quarter ended June 30, 2001, aircraft and traffic servicing expense increased by 1.5% to $13.4 million (1.6 cents per ASM) from $13.2 million (1.9 cents per ASM) during the comparable quarter of the previous fiscal year. In the nine months ended June 30, 2001, aircraft and traffic servicing expense increased 2.5% to $41.3 million (1.7 cents per ASM) from $40.3 million (1.9 cents per ASM) in the corresponding period in 2000. The increase in aircraft and traffic service expense is primarily due to increased headcount to support the Company’s increase in flying activity.

Promotion and Sales

In the quarter ended June 30, 2001, promotion and sales expense decreased 16.7% to $6.2 million (0.7 cents per ASM) from $7.5 million (1.1 cents per ASM) from the prior year’s comparable quarter. In the nine months ended June 30, 2001, promotion and sales expense decreased 14.5% to $19.5 million (0.8 cents per ASM) from $22.9 million (1.1 cents per ASM) in the corresponding period in 2000. Mesa’s contract with America West and our Jet Contract with USAirways eliminates booking fees and travel agency commissions being charged directly to Mesa and as such, these costs per ASM are expected to decline as the America West Express and USAirways jet operations grow.

General and Administrative Expense

In the quarter ended June 30, 2001, general and administrative expense increased 51.6% to $9.6 million (1.1 cents per ASM) from $6.3 million (0.9 cents per ASM) during the comparable quarter of the previous fiscal year. The increase in the quarter is primarily due to higher insurance costs ($0.8 million), increased IS costs ($0.5 million), an increase in 401(k) matching ($0.3 million), and bank fees associated with the Company’s line of credit ($0.2 million). In the nine months ended June 30, 2001, general and administrative expense increased 38.8% to $27.2 million (1.1 cents per ASM) from $19.6 million (0.9 cents per ASM) in the corresponding period in 2000. The increase is primarily due to the establishment of legal reserve, increased health insurance costs and fees associated with the Company’s line of credit. The reserve was established for a contingency fee arrangement with Mesa’s attorneys for certain attorney and consulting fees incurred as a result of settling outstanding litigation with United Airlines.

Depreciation and Amortization

In the quarter ended June 30, 2001, depreciation and amortization decreased 8.8% to $3.2 million (0.4 cents per ASM) as compared to $3.6 million (0.5 cents per ASM) for the quarter ended June 30, 2000. In the nine months ended June 30, 2001, depreciation and amortization decreased 13.5% to $10.5 million (0.4 cents per ASM) from $12.1 million (0.6 cents per ASM) in the corresponding period in 2000. The decrease is primarily due to the disposal of Beech 1900 aircraft and the cessation of depreciation on aircraft held for sale.

Impairment of Long-Lived Assets

Impairment of long-lived assets included an impairment charge of $22.7 million to retire an additional eight B1900 aircraft and additional costs to dispose of aircraft previously sold or under contract to be sold.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, Mesa’s cash and cash equivalents and marketable securities totaled $50.9 million, compared to $34.1 million at September 30, 2000. During the period, the Company has used cash to pay aircraft rental costs of approximately $18.5 million, purchase aircraft parts and equipment of approximately $12.6 million and to prepare B1900’s for return of approximately $9.2 million. Mesa’s cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions. In addition, the Company has a $35 million line of credit facility with Fleet Capital. There were no amounts outstanding on the line as of June 30, 2001.

Mesa had receivables of approximately $39.4 million at June 30, 2001, which consisted primarily of amounts due from code-sharing partners America West and USAirways and passenger ticket receivables due through the Airline Clearing House. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the clearing house. Historically, Mesa has generated adequate cash flow to meet its needs.

In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa received $25.2 million to resolve these outstanding claims. Amounts received have been classified as deferred credits and are being amortized over 15 years.

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

In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. As of July 24, 2001, the Company has acquired approximately 3.0 million shares of Common Stock for approximately $17.8 million leaving approximately 1.4 million shares available for repurchase under the current Board authorizations.

AIRCRAFT

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 2001:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	June 30, 2001	Capacity

Canadair Regional Jet	—	32	32	32	50

Embraer Regional Jet	—	18	18	18	50

BeechCraft 1900D	51	8	59	52	19

Jet Stream Super 31	—	14	14	9	19

Dash 8-100	—	7	7	7	37

Dash 8-200	—	12	12	12	37

Embraer EMB-120	—	7	7	—	30

	51	98	149	130

PENDING DEVELOPMENTS

ERJ Program

In January 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue through late fiscal 2002. Mesa also has options for an additional 64 aircraft with the right to convert deliveries into 37-seat ERJ 135’s. Mesa introduced the ERJ-145 aircraft into revenue service early in the third quarter of fiscal 2000 as USAirways Express. Mesa intends to move the CRJ regional jets currently flying as USAirways Express to America West Express and replace them with the ERJ-145’s as deliveries take place. As of

August 6, 2001, the Company has taken delivery of 18 of these aircraft, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has $12.7 million on deposit with Embraer, which is included with lease and equipment deposits.

CRJ Program

In August 1996, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) to acquire 16 CRJ 50-passenger jet aircraft. The agreement also granted the Company an option to acquire an additional 16 jet aircraft and provided for additional rolling options to acquire a third block of 16 aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the BRAD purchase agreement. In connection with the 32 CRJ aircraft, all are currently under permanent financing as operating leases with terms of 16 1/2 to 18 1/2 years. In fiscal 1998, Brad canceled the third block of rolling options.

In May 2001, the Company finalized its agreement with BRAD to acquire 20 64-seat CRJ-700s, and 20 80-seat CRJ-900s. Deliveries of the CRJ-700 and CRJ-900 will commence in the second quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. Mesa will be the launch customer of the CRJ-900. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets.

Beechcraft 1900D

During the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. This reduction is in addition to the plan to dispose of 30 excess B1900 aircraft announced in fiscal 1999. As of March 31, 2001, the Company had disposed of 17 of these aircraft. Under an agreement with Raytheon Aircraft Corporation, the Company has the right to sell to Raytheon six B1900 aircraft beginning in October 2001 and five additional B1900 aircraft beginning in October 2002. The Company is currently in discussions with Raytheon to return an additional four B1900’s. The Company is actively seeking proposals for the disposition of the remaining six B1900 aircraft. Mesa further reduced its fleet by returning two aircraft to the lessor upon expiration of their leases in the second quarter of fiscal 2001.

The Company has also been in discussions with Raytheon regarding the cost of operating B1900D aircraft purchased from Raytheon. While these discussions have been ongoing, the Company has not made payments to Raytheon on the debt associated with the aircraft and is currently in default under those debt agreements. As such, amounts outstanding under this debt agreement have been classified as current in the financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Mesa Air Group, Inc., and Westair Commuter Airlines, Inc. v. Beus Gilbert P.L.L.C.

On May 25, 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March, 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment.

Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $16 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $3 million.

The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. The Company believes they are adequately reserved for any claims made by Beus Gilbert.

Currently pending before the Court is Mesa Air’s motion to stay arbitration and Beus Gilbert’s motion to compel arbitration. The Company believes its claims have merit and intends to prosecute this matter vigorously.

The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings. Mesa’s belief regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since September 30, 2000.

Item 4. Submission of Matters to vote for Security Holders

There were no matters submitted to vote for Security Holders.

Item 5. Other Matters

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:

10.1 Bombardier Aircraft Purchase Agreement

(1) The Company has sought confidential treatment for portions of the referenced exhibit.

(B)	Reports on form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By: /s/ Jeff P. Poeschl

Jeff P. Poeschl Vice President —Finance (Principal Accounting Officer)

Dated: August 14, 2001