Form 10-K
period 2001-09-30
MESA AIR GROUP INC
filed 2001-12-28
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

Commission File Number 0-15495

Mesa Air Group, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
410 North 44th Street, Suite 700, Phoenix, Arizona (Address of Principal Executive Offices)	85008 (Zip Code)

Registrant’s telephone number, including area code:

(602) 685-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 11, 2001: Common Stock, no par value: $227.4 million.

      On December 11, 2001, the Registrant had outstanding 33,048,988 shares of Common Stock.

Documents Incorporated by Reference

Documents	Form 10-K Reference

None	None

MESA AIR GROUP, INC.

2001 FORM 10-K REPORT

PART I

Forward-Looking Statements

      This Form 10-K contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code sharing relationships; the inability of either America West or US Airways to pay its obligations under the code share agreements; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward - looking statements contained in this Form 10-K.

Item 1.     Business

      The terrorist attacks of September 11, 2001 had a significant impact on the operations of the Company. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 3,300 Mesa Air Group flights. The cancelled flights and loss of consumer confidence in the airline industry resulted in lost revenue from these cancelled flights and lower load factors and revenue yield on flights operated. The Company was also impacted by certain costs that could not be avoided during the temporary shutdown.

      As a result of the large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the “Airline Stabilization Act”). The intent of the Airline Stabilization Act is to preserve the continued viability of the United States air transportation system. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The $4.5 billion grant provided assistance for direct losses incurred as a result of the temporary shut down of the air transportation system and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist attacks. The loan guarantees will be made to air carriers for which credit is not reasonably available and the guarantees are subject to certain conditions. Pursuant to the Airline Stabilization Act, the federal government has the authority to guarantee credit instruments issued by air carriers in an amount up to $10 billion. The Airline Stabilization Act allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. The federal government is providing insurance assistance because, as a result of September 11, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage. In addition, the insurance carriers have significantly increased the premiums for this coverage as well as for aviation insurance in general.

In addition, the federal government has issued war-risk coverage to U.S. air carriers for renewable 30-day periods. The Airline Stabilization Act also extended the due dates for excise and payroll tax deposits, and provides that any airline-related deposit required after September 10, 2001 and before November 15, 2001 will be treated as timely if the deposit is made on or before November 15, 2001.

General

      Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service, or as companies primarily in support of its operating airlines. The Company serves 153 cities in 38 states, the District of Columbia, Canada, and Mexico. At September 30, 2001, the Company operated a fleet of 116 aircraft and had approximately 832 daily departures.

      Approximately 97% of the Company’s consolidated passenger revenues for the fiscal year ended September 30, 2001, were derived from operations associated with code share agreements. The Company’s subsidiaries have code share agreements with America West Airlines, Inc. (“America West”), Midwest Express Airlines, Inc. (“Midwest Express”), Frontier Airlines, Inc. (“Frontier”) and five separate code share agreements with US Airways, Inc. (“US Airways”). These code share agreements allow use of the code share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code share partners and provide coordinated schedules and joint advertising. Certain of these agreements also provide for generally favorable fixed fee and cost reimbursement terms that mitigate certain of the economic risks inherent in the Company’s airline’s operations.

      In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. The Company also has contracts with the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when aircraft are not otherwise used for scheduled service.

      The Company’s airline operations are conducted by three airline subsidiaries:

•	Mesa Airlines, Inc. (“MAI”) operates regional jet and turboprop aircraft as America West Express under a code share agreement with America West, primarily at America West’s Phoenix and Columbus hubs. It also operates regional jets as US Airways Express under a code share agreement with US Airways, primarily at US Airways’ hubs in Philadelphia, Pittsburgh, Charlotte and Washington National Airports.

•	Air Midwest, Inc. (“Air Midwest”) operates Beechcraft 1900D 19-seat turboprops as US Airways Express under separate code share agreements with US Airways at US Airways’ hub operations in Pittsburgh, Philadelphia, Kansas City and Tampa. In February 2001, the Company entered into an agreement wherein Air Midwest’s flights in Kansas City code share with Midwest Express Airlines as well as US Airways. Air Midwest also operates as Mesa Airlines from a hub in Albuquerque. The Albuquerque hub operation is an “Independent Operation” and is not subject to a code sharing agreement with a major carrier.

•	CCAIR, Inc. (“CCAIR”) operates turboprop aircraft as US Airways Express under a code share agreement with US Airways at US Airways’ Charlotte hub.

      Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Corporate Structure

      Mesa is a Nevada corporation, with its principal executive office in Phoenix, Arizona.

      In addition to its operating airline subsidiaries listed above, the Company also has the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD — ASU, operates the Company’s training program for new pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Phoenix, Arizona.

•	Regional Aircraft Services, Inc., a Pennsylvania corporation is a subsidiary of WestAir Holdings, Inc. and performs aircraft component repair and overhaul services.

•	Mesa Leasing, Inc., a Nevada corporation, was established to assist in the acquisition and leasing of aircraft.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew accommodations.

•	FCA, Inc., a Nevada corporation (“FCA”), previously did business as Four Corners Aviation, a fixed based operation in Farmington, New Mexico. During fiscal 1999, substantially all of the assets of FCA were sold and FCA ceased operations.

•	WestAir Holding, Inc., a California corporation was owner of WestAir Commuter Airlines, Inc. a California corporation (“WestAir”). WestAir ceased operations in 1998.

•	UFLY, LLC (“UFLY”), a Delaware Limited Liability Company was established for the purpose of making strategic investments in common stock. The Company owns a 50% share of UFLY.

Aircraft in Operation

      The following table sets forth, as of September 30, 2001, the Company’s aircraft fleet (owned and leased) in operation by aircraft type.

	Canadair	Embraer
	Regional	Regional				British
	Jet	Jet	Beechcraft	DeHavilland	DeHavilland	Aerospace
	(CRJ)	(ERJ)	1900D	Dash 8-100	Dash 8-200	Jetstream	TOTAL

USAirways Express	7	21	31	5	—	9	73
America West Express	25	—	3	—	12	—	40
Mesa Airlines (Ind. Opn.)	—	—	3	—	—	—	3

Total	32	21	37	5	12	9	116

The Changing Regional Airline Market and Code Share Agreements

      Historically, the key characteristics of the regional airline market have included:

•	Operating feeder service to major airline hubs for connecting passengers under code share arrangements primarily in low density markets which are generally unattractive to major airlines;

•	Providing complimentary service in existing major airline markets by operating flights in scheduling gaps between those of the major airlines;

•	Operating turboprop aircraft in support of the major airlines’ jet networks;

•	Prorating revenues for connecting customers between the regional and major airline while the regional airline operates in relative independence with respect to local customers in the regional markets, bearing the risks and reaping the rewards from the local customers, generally known as “Prorate Agreements.”

      In recent years, new arrangements, generally known as “Cost Plus Agreements,” have developed between regional and major airlines. These agreements provide that all passenger revenues go to the major airline partner. In return, the major airline agrees to pay predetermined fees to the regional airline for operating an agreed upon number of aircraft, usually without regard to the number of passengers onboard. In addition, these agreements generally provide that certain variable costs, such as fuel and airport landing fees, be reimbursed 100% by the major airline. These arrangements, when properly structured, can be attractive to the regional airline in that the majority of the economic risks are assumed by the major airline partner, leaving the regional airline with often more predictable costs and revenues than under the Prorate Agreements.

      The Company’s airline subsidiaries have agreements with America West and US Airways to use those major carriers’ designation codes (commonly referred to as a “code share”). These code share agreements allow use of the code share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code share partners and provide coordinated schedules and joint advertising. The Company’s passengers traveling on flights operated pursuant to code share agreements receive mileage credits in the respective frequent flyer programs of the Company’s code share partners, and credits in those programs can be used on flights operated by the Company. Approximately 97% of the Company’s consolidated passenger revenues for the year ended September 30, 2001, were derived from operations associated with code share agreements. The Company’s subsidiaries have a code share agreements with America West, Midwest Express Airlines, Frontier Airlines and US Airways.

      Both the America West code share agreement and the US Airways regional jet code share agreements are cost plus agreements. Under the terms of these cost plus agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment for each departure operated and each mile flown, with certain costs, and reimbursement for expenses such as fuel and landing fees. Among other advantages, cost plus arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices.

      For the fiscal year ended September 30, 2001, Mesa’s America West Express operations, all of which were operated pursuant to cost plus agreements, represented approximately 44% of the Company’s available seat mile capacity and 38% of its consolidated passenger revenue. For this same period, US Airways Express regional jet operations, all of which were also operated pursuant to a cost plus agreement, represented approximately 33% of the Company’s available seat mile capacity and 27% of its consolidated passenger revenue. In total, operations under cost plus agreements accounted for approximately 77% of capacity, based on available seat miles, and approximately 65% of passenger revenues on a consolidated basis.

      The Company’s six US Airways turboprop code share agreements are prorate agreements, in which the Company is allocated a portion of each passenger’s fare based on a standard industry formula and which require the Company to pay all the costs of transporting the passenger. For the fiscal year ended September 30, 2001, US Airways Express turboprop operations represented approximately 20% of the Company’s available seat mile capacity and 32% of its consolidated passenger revenue.

      Renewal of one code share agreement with US Airways does not guarantee the renewal of the other code share agreements with US Airways. Code share agreements provide for remaining terms of eleven years for America West, and from one to seven years for US Airways. Although the provisions of the code share agreements vary from contract to contract, generally each agreement is subject to cancellation should the applicable Company subsidiary fail to meet certain operating performance standards, breach of other contractual terms and conditions and, in the case of the US Airways code share agreements (other than the regional jet service agreement and the Kansas City code share agreement described below), upon six months notice by either party. The code share agreements contain provisions allowing the Company’s code share partners to terminate the agreements upon certain potential operational or “change in control” events. The code share agreements do not prohibit the major carrier from having code share relationships with other regional carriers, although the Company does have exclusive rights from its code share partners on many of the routes served by the Company’s subsidiaries. A termination, the inability of America West or US Airways to meet their financial obligations under these agreements or the expiration without renewal of the America West or US Airways Cost Plus agreements or more than one of the prorate agreements could have a material adverse effect on the Company’s business prospects, financial condition and results of operations.

      The various code share agreements are summarized as follows:

Agreement	Type	Expiration

America West	Cost Plus	2012	(1)
US Airways:
Kansas City, MO	Prorate	2005	(3)
Pittsburgh, PA	Prorate	2004	(3)
Philadelphia, PA	Prorate	2005	(3)
Charlotte and Raleigh/ Durham, NC	Prorate	2003
New Orleans, LA	Prorate	2005	(3)
Tampa and Orlando, FL	Prorate	2005	(3)
Regional Jet Service	Cost Plus	2008	(2)
Midwest Express	Prorate	2006	(4)
Frontier	Prorate	2007	(5)

(1)	In March 2001, the Company and America West entered into a new Cost Plus Agreement to expand the number of regional jets operated from 22 to 65 and extend the term of the agreement to April 2012, or eight years beyond the delivery date of the last aircraft.

(2)	In November 1999 and October 2000, the Company and US Airways amended the US Airways regional jet service Cost Plus Agreement. The amendments expanded the number of regional jets operated from 14 to 32 and extended the term from 2004 to 2008. In addition, the amendments eliminated the ability of US Airways to terminate the Cost Plus Agreement without cause.

(3)	In October 2000, the Company and US Airways amended three of its revenue prorate agreements. The Kansas City agreement was extended from 2000 to 2005. In addition, the agreement was amended to eliminate the ability of either party to terminate the agreement without cause and permit the Company to add additional code share partners in Kansas City. The other two prorate agreements were extended by one year beyond their previous expiration dates.

(4)	In February 2001, the Company entered into a new agreement with Midwest Express Airlines, Inc. (“Midwest Express”) to add the Midwest Express designation code to the Company’s operations in Kansas City. The agreement covers 12 cities already served by ten 1900D aircraft.

(5)	In September 2001, the Company entered into an agreement with Denver based Frontier Airlines to form a regional jet code share relationship. Under the terms of the agreement, Frontier will market and sell flights operated by Mesa as Frontier JetExpress. The code share is anticipated to begin during the first calendar quarter of 2002 and will initially include the operation of at least five 50-passenger Bombardier CRJ-200 regional jets.

Fleet Plans and Aircraft Manufacturer Relationships

     ERJ Program

      In January 2000, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue into early 2003. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as USAirways Express. Mesa has moved several of the CRJ regional jets currently flying as USAirways Express to America West Express and replaced them with ERJ-145’s as deliveries took place. The Company also intends to move several CRJ regional jets currently flying as USAirways Express to Frontier JetExpress and replace them with ERJ-145’s as well. As of September 30, 2001, the Company had taken delivery of 21 ERJ-145’s, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has $10.9 million on deposit with Embraer, which is included with lease and equipment deposits.

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

      In May 2001, the Company entered into an agreement with BRAD to acquire 20 64-seat CRJ-700s, and 20 84-seat CRJ-900s. Deliveries of the CRJ-700 and CRJ-900 will commence in the third quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. Mesa will be the launch customer of the CRJ-900. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa has $8.3 million on deposit with BRAD, which is included with lease and equipment deposits.

      The following summarizes the Company’s jet fleet status and current fleet expansion plans for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700	CRJ-900	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Firm Orders	Total

Delivered:
At 9/30/2001	32	—	—	—	—	21	53
Scheduled deliveries:
Fiscal 2002	—	5	—	—	—	11	69
Fiscal 2003	—	10	8	—	—	4	91
Fiscal 2004	—	5	12	—	—	—	108
Fiscal 2005	—	—	—	3	3	—	114
Fiscal 2006	—	—	—	12	12	—	138
Fiscal 2007	—	—	—	5	5	—	148

Total	32	20	20	20	20	36

     Beechcraft 1900D

      In fiscal 1999, the Company announced its intention to dispose of 30 excess 1900D aircraft. As of September 30, 2001, the Company had disposed of 17 of such aircraft. During the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. Under an agreement with Raytheon Aircraft Corporation (“RAC”), the Company has the right to return 15 B1900D aircraft, ten of which may be returned immediately and five no earlier than October 2002. The Company is seeking proposals for the disposition of the remaining six B1900 aircraft. Mesa further reduced its fleet by returning two aircraft to the lessor upon expiration of their leases in the second quarter of fiscal 2001.

Marketing

      The Company’s flight schedules are structured to facilitate the connection of its passengers with flights of its code share partners at their hub airports and to maximize local and connecting service to other carriers in Albuquerque.

      Under the Company’s US Airways Express turboprop operations, the Company’s market selection process follows an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways regarding the level of service and fares. The Company believes that this selection process enhances the likelihood of profitability in a given market.

      Under the America West Express Contract Agreement and the US Airways Express regional jet Contract Agreement, market selection, pricing and yield management functions are performed by America West and US Airways, respectively. The Company’s role is simply to operate its fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. The Company intends to expand its operations performed pursuant to these Contract Agreements.

      Under the Company’s code share agreements, the code share partner coordinates advertising and public relations within their respective regions. In addition, the Company’s prorate traffic is impacted by the major airline partners’ advertising programs in regions outside those served by the Company, with the major partners’ customers becoming customers of the Company as a result of through fares. Under Prorate code share arrangements, the Company’s passengers also benefit from through fare ticketing with the major airline partners and greater accessibility to the Company’s flights on computer reservation systems and in the Official Airline Guide.

      The Company’s Prorate Agreement and Independent Operation flights are promoted through, and the Company’s revenues are generally believed to benefit from, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. The Company participates in shared advertising with resort and rental property operators and ski areas in leisure markets in which it operates. The Company’s non-code share operation utilizes SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of the Company’s code share partners are also utilized in each of the Company’s other operations through their respective code share agreements. The Company also pays booking fees to owners of other computerized reservation systems based on the number of independent and prorate passengers booked by travel agents using such systems. The Company believes that it has good relationships with travel agents serving its passengers.

Fares and Contract Agreement Flying

      The Company has increasingly relied on Contract Agreements with its code share partners to generate revenue. All of the Company’s America West Express and US Airways Express regional jet operations are on a contract basis. The percentage of revenue generated under Contract Agreements is expected to increase in future years as the Company continues to add regional jets to its America West Express and US Airways Express operations and reduce the number of Beech 1900D and Jetstream Super 31 aircraft in operation. In fiscal 2001, the Company generated approximately 65% of its total passenger revenue pursuant to Contract Agreements.

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

      The Company believes that the Airline Deregulation Act facilitated the Company’s entry into scheduled air service markets and allows it to compete on the basis of service and fares, thus causing major carriers to seek out further contractual agreements with carriers such as the Company as a way of expanding their respective networks. However, the Airline Deregulation Act makes the entry of other competitors possible, some of which may have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in the Company’s markets.

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

Fuel

      Historically, the Company has not experienced problems with the availability of fuel, and believes that it will be able to obtain fuel in quantities sufficient to meet its existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, the Company’s code share agreement with America West and the regional jet service agreement with US Airways allow fuel used in the performance of the agreements to be billed to the code share partner, thereby reducing the Company’s exposure to fuel price fluctuations. In fiscal 2001, approximately 75% of the Company’s fuel was associated with the Company’s America West code share and US Airways regional jet service agreements. A substantial increase in the price of jet fuel, to the extent the Company’s fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

Maintenance of Aircraft and Training

      All mechanics and avionics specialists employed by the Company have the appropriate training and experience and hold the required licenses issued by the Federal Aviation Administration (“FAA”). Using a combination of FAA-certified maintenance vendors and its own personnel and facilities, the Company maintains its aircraft on a scheduled and “as-needed” basis. The Company emphasizes preventive maintenance and inspects its aircraft engines and airframes as required. The Company also maintains an inventory of spare parts specific to the aircraft types it flies. The Company provides periodic in-house and outside training for its maintenance and flight personnel and also takes advantage of factory training programs that are offered when acquiring new aircraft.

Insurance

      The Company carries types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers’ compensation.

      As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage. In addition, the insurance carriers have significantly increased the premiums for this coverage as well as for aviation insurance in general. Under the terms of the Company’s code share agreement with America West, and its regional jet service agreement with US Airways, insurance costs are reimbursed. Given the significant increase in insurance costs, the federal government is providing insurance assistance under the Air Transportation Safety and System Stabilization Act. In addition, the federal government has issued war-risk coverage to U.S. air carriers for renewable 30-day periods. However, the availability of aviation insurance is not guaranteed and the inability of the Company to obtain such coverage may result in the grounding of its aircraft.

Employees

      As of September 30, 2001, the Company employed approximately 2,800 employees. The Company’s continued success is partly dependent on its ability to continue to attract and retain qualified personnel. Historically, the Company has had no difficulty attracting qualified personnel to meet its requirements. The Company believes that relations with its employees are favorable.

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

      During December 1996, the Company reached a five-year agreement, expiring in December 2001, with the Air Line Pilots Association (“ALPA”) for a single pilot contract for MAI and Air Midwest. The Company expects to commence contract negotiations with pilots for MAI and Air Midwest in early 2002. Air Midwest mechanics are represented by the International Association of Machinists (“IAM”). The current agreement with the IAM is amendable on March 31, 2002. MAI’s flight attendants are represented by the Association of Flight Attendants (“AFA”). The AFA contract is amendable on June 13, 2003.

      CCAIR has three organized employee groups. ALPA represents the pilots, AFA represents the flight attendants and the International Brotherhood of Teamsters (“Teamsters”) represents the mechanics and stock clerks. The ALPA agreement was renewed on November 6, 1998, and becomes amendable on October 31, 2002. The AFA agreement was renewed on May 16, 1996, and becomes amendable on June 13, 2003. The Teamsters mechanics contract was ratified on July 15, 1998, and becomes amendable on December 31, 2001. The Teamsters stock clerks contract was ratified July 31, 2000 and becomes amendable on December 31, 2003.

      No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

      Approximately 60% of the Company’s workforce is subject to collective bargaining agreements.

Essential Air Service Program

      The Essential Air Service program administered by the United States Department of Transportation (“DOT”) guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT will subsidize air service to communities that might not otherwise have air service. The Company services 15 such cities for an annual subsidy of approximately $6.6 million. Funding for this program is currently being evaluated in Congress and there is no guarantee that the Company will continue to receive subsidies for the cities it serves. If the funding under this program is terminated for any of the cities served by the Company, there is no assurance that the Company would continue to fly in these markets, and as a result, the Company would be forced to find alternative uses for the aircraft affected.

Regulation

      As an interstate air carrier, the Company is subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the DOT. Such requirements include minimum levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier’s books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

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

      Effective March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. The Company, as one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 within the FAA’s deadline. These requirements have resulted in a significant increase in the Company’s costs, affecting the Company’s ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. The Company continues to attempt to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

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

Item 2.     Properties

      The Company’s primary property consists of the aircraft used in the operation of its flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2001.

	Number of Aircraft

					Operating on	Passenger
Type of Aircraft	Owned	Leased	Total		Sept. 30, 2001	Capacity

Canadair Regional Jet	—	32	32		32	50
Embraer Regional Jet	—	21	21		21	50
Beechcraft 1900D	51	8	59		37	19
Jetstream Super 31	—	9	9	(1)	9	19
Dash 8-100	—	7	7		5	37
Dash 8-200	—	12	12		12	37
Embraer EMB-120	—	6	6		—	30

Total	51	95	146		116

(1)	At September 30, 2001, Management decided to stop operating these aircraft effective February 1, 2002.

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

      In addition to aircraft, the Company has office and maintenance facilities to support its operations. The facilities are as follows:

			Approximate
Type	Location	Ownership	Square Feet

Administrative/Dispatch	Phoenix, AZ	Leased	21,000
Flight Operations/Training/Admin Records/Technical Publications	Phoenix, AZ	Leased	27,000
Hangar	Farmington, NM	Leased	30,000
Engine Shop	Farmington, NM	Leased	6,000
Hangar	Fresno, CA	Leased	18,500
Hangar/ Office	Wichita, KS	(1)	30,000
Hangar	Jamestown, NY	Leased	30,000
Hangar/ Office	Dubois, PA	Leased	23,000
Hangar	Reading, PA	(1)	56,250
Hangar/ Office	Grand Junction, CO	(1)	32,770
Office	Charlotte, NC	Leased	11,000
Hangar	Charlotte, NC	Leased	30,000

(1)	Building is owned, underlying land is leased.

      The Company leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with Company personnel. America West and US Airways also provide facilities, ticket handling and ground support services for the Company at certain airports.

      The Company’s Administration/ Dispatch facility is leased pursuant to a ten-year lease that commenced November 1, 1998. The Flight Operations/ Training/ Admin space is subject to a 89 month lease that commenced on June 1, 2001.

      The Company believes its facilities are suitable and adequate for its current and anticipated needs.

Item 3.     Legal Proceedings

      In March 2001, the Company reached agreement with United Airlines, Inc. to extend the current Mesa/ US Airways regional jet contract by an additional two years, to December 31, 2010 contingent upon completion of the proposed merger between United and US Airways. Under the agreement, Mesa and United agreed to drop all outstanding litigation between the two parties. On July 27, 2001, United and US Airways terminated their proposed merger.

      In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $16 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $3 million.

      The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration and ordered the arbitrator to decide whether the fee resulting from the 5X multiplier is reasonable. The Company plans to appeal the Court’s ruling. The Company believes its claims have merit and intends to prosecute this matter vigorously.

      The Company is also party to various legal proceedings and claims arising in the ordinary course of business. Although the ultimate outcome of pending lawsuits cannot be determined, the Company believes, based upon currently available information, that the ultimate outcome of all the proceedings and claims pending against the Company will not have a material adverse effect on the Company’s financial position. The Company’s statement regarding the outcome of all pending proceedings and claims is a forward-looking statement.

Item 4.     Submission of Matters to a Vote of Security Holders

      The registrant held its annual meeting of shareholders on April 5, 2001. The shareholders elected the following Board of Directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified:

		Shares
Name	Shares Voted For	Withheld

Jonathan G. Ornstein	26,892,985	2,658,401
Daniel J. Altobello	26,897,750	2,653,636
Herbert A. Denton	26,898,650	2,652,736
Ronald A. Fogelman	26,897,896	2,653,490
Maurice A. Parker	26,894,175	2,657,211
George Murnane III	26,719,021	2,832,365
James E. Swigart	26,736,251	2,815,135

      The shareholders ratified a proposal to amend the Company’s Outside Directors’ Stock Option Plan by a vote of 20,436,667 for and 8,409,776 against, with 704,943 shares abstaining. The shareholders ratified a proposal to amend the Company’s Key Officer Stock Option Plan by a vote of 18,518,506 for and 10,328,271 against, with 704,609 shares abstaining. The shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2001 by a vote of 29,499,552 for and 28,868 against, with 22,966 shares abstaining. The shareholders rejected a shareholder proposal to adopt cumulative voting by a vote of 9,715,190 for and 12,877,826 against, with 103,201 shares abstaining. The shareholders also rejected a shareholder proposal to adopt confidential shareholder voting by a vote of 11,789,655 for and 10,810,059 against, with 95,963 shares abstaining and 6,855,709 broker non-votes (abstaining and broker non-votes count against).

PART II

Item 5.     Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ National Market System under the symbol “MESA.”

	Fiscal 2001		Fiscal 2000

Quarter	High	Low	High	Low

First	$7.00	$4.72	$6.44	$4.25
Second	11.56	7.19	6.63	4.75
Third	13.30	8.50	7.06	4.78
Fourth	15.49	3.26	6.25	5.13

      On December 11, 2001, the Company had 1,272 shareholders of record. The Company has never paid cash dividends on its common stock. The payment of future dividends is within the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, if any, its capital requirements, bank financing, financial condition and other relevant factors.

Item 6.     Selected Financial Data

Selected Financial Data and Operating Statistics

      The selected financial data as of and for each of the five years ended September 30, 2001, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 2001 and 2000, have been audited by Deloitte & Touche LLP, independent auditors. The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 1999, 1998 and 1997, have been audited by KPMG LLP, independent auditors.

      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

Years Ended:	2001(1)	2000(2)	1999(3)	1998(4)	1997(5)

Operating revenues	$523,378	$471,612	$404,616	$494,866	$579,464
Operating expenses	$594,020	$429,798	$402,487	$533,910	$634,805
Operating income (loss)	$(70,642)	$41,814	$2,129	$(39,044)	$(55,341)
Interest expense	$13,469	$15,463	$19,096	$25,382	$28,518
Income (loss) before income taxes	$(71,375)	$28,031	$(12,815)	$(58,229)	$(80,704)
Net income (loss)	$(48,076)	$58,872	$(13,412)	$(50,467)	$(50,326)
Net (loss) per share:
Basic	$(1.50)	$1.78	$(0.40)	$(1.50)	$(1.52)
Diluted	$(1.50)	$1.77	$(0.40)	$(1.50)	$(1.52)
Working capital (deficit)	$83,896	$65,436	$33,040	$(1,446)	$64,940
Total assets	$423,986	$386,594	$403,773	$484,376	$677,837
Long-term debt, excluding current portion	$117,950	$135,533	$114,234	$245,100	$341,463
Stockholders’ equity	$103,126	$144,574	$96,435	$108,649	$183,445
Net book value per share	$3.12	$4.48	$2.83	$2.95	$5.09
Passengers carried	4,789,180	4,457,989	4,255,696	5,969,104	7,514,644
Revenue passenger miles (000)	1,796,058	1,561,197	1,324,867	1,407,345	1,544,212
Available seat miles (“ASM”) (000)	3,289,216	2,951,116	2,594,861	2,581,946	2,789,575
Average passenger journey in miles	375	350	311	236	205
Average stage length in miles	268	250	225	190	178
Load factor	54.6%	52.9%	51.1%	54.5%	55.4%
Break-even passenger load factor	63.8%	48.5%	52.7%	60.1%	60.2%
Revenue per ASM in cents	15.9	16.0	15.3	18.7	20.4
Operating cost per ASM in cents	18.1	14.6	15.5	20.7	22.8
Average yield per revenue passenger mile in cents	28.8	30.2	30.1	34.3	36.8
Average fare	$106.18	$103.45	$93.59	$80.91	$75.56
Aircraft in service	118	133	140	138	204
Cities served	153	120	138	134	189
Number of employees	2,820	3,480	3,423	3,241	5,445

(1)	Net loss in fiscal 2001 includes the effect of an impairment and restructuring charge of $80.9 million (pretax).

(2)	Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method for maintenance costs of $18.1 million (pretax) and the benefit of reversing a valuation allowance for deferred tax assets of $21.9 million.

(3)	Mesa as of and for the twelve months ended September 30, 1999, CCAIR as of and for the twelve months ended September 30, 1999. Net loss in fiscal 1999 includes the effect of an impairment and restructuring charge of $28.9 million and the reversal of a previous charge for the cancellation of the UAL code share agreement of $14.0 million (pretax).

(4)	Mesa as of and for the twelve months ended September 30, 1998, CCAIR as of and for the twelve months ended December 31, 1998

(5)	Mesa as of and for the twelve months ended September 30, 1997, CCAIR as of and for the twelve months ended June 30, 1997

      The Company’s June 9, 1999 acquisition of CCAIR was accounted for as a pooling of interests and, accordingly, the Company’s consolidated financial statements have been restated to include the results of

CCAIR for all periods presented. The consolidated financial statements of CCAIR for the 1998 and 1997 fiscal years have not been restated to change CCAIR’s audited year end to September 30.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussions and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Data contained elsewhere herein.

Results of Operations

     General

      The Company operates as a regional air carrier providing scheduled passenger service. The Company serves 153 cities in 38 states, the District of Columbia, Canada and Mexico.

      The Company’s airline operations are conducted by three airline subsidiaries using hub-and-spoke route systems. Mesa Airlines, Inc. operates regional jet and turboprop aircraft as America West Express under a code share agreement with America West Airlines, and regional jets as US Airways Express under a code share agreement with US Airways. Mesa Airlines has significant hub operations in Phoenix and Columbus as America West Express, and in Philadelphia, Pennsylvania, Washington D.C. (DCA) and Charlotte as US Airways Express. Air Midwest operates Beechcraft 1900D 19-seat turboprops as US Airways Express under code sharing agreements with US Airways out of hub operations in Pittsburgh, Philadelphia, Kansas City and Tampa. Certain Air Midwest flights in Kansas City also code share with Midwest Express under a dual code share program. Air Midwest also operates as Mesa Airlines from a hub in Albuquerque. The Albuquerque operation does not have a code share agreement with a major carrier. CCAIR operates turboprops as US Airways Express under a code share agreement with US Airways. CCAIR’s operations are based from a hub in Charlotte.

      The following tables set forth selected operating and financial data of the Company for the years indicated below. All financial and operating data has been restated to reflect the Company’s June 9, 1999 acquisition of CCAIR which was accounted for as a pooling of interest.

	Operating Data
	Years Ended September 30,

	2001	2000	1999

Passengers	4,789,180	4,457,989	4,255,696
Available seat miles (“ASM”)(000s)	3,289,216	2,951,116	2,594,861
Revenue passenger miles (000s)	1,796,058	1,561,197	1,324,867
Load factor	54.6%	52.9%	51.1%
Yield per revenue passenger mile (cents)	28.8	30.2	30.1
Revenue per ASM (cents)	15.9	16.0	15.3
Operating cost per ASM (cents)	18.1	14.6	15.5

Operating Expense Data

Years Ended
September 30, 2001, 2000 and 1999

	2001			2000			1999

			Cost			Cost			Cost
		Percent	Per		Percent	Per		Percent	Per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight Operations	$270,802	51.7%	8.2	$221,788	47.0%	7.5	$173,367	42.8%	6.7
Maintenance	100,302	19.2%	3.0	83,113	17.6%	2.8	76,309	18.9%	2.9
Aircraft & Traffic	53,246	10.2%	1.6	53,489	11.3%	1.8	55,675	13.8%	2.1
Promotion & Sales	22,233	4.2%	0.7	26,547	5.6%	0.9	32,550	8.0%	1.3
General & Administrative	52,904	10.1%	1.6	29,231	6.2%	1.0	31,658	7.8%	1.2
Depreciation & Amortization	13,680	2.6%	0.4	15,630	3.4%	0.5	18,053	4.5%	0.7
Impairment and Restructuring Charge	80,853	15.5%	2.6	—	—	—	28,902	7.2%	1.1
Other Operating Items	—	—	—	—	—	—	(14,027)	(3.5)%	(0.5)

Total Operating Expenses	$594,020	113.5%	18.1	$429,798	91.1%	14.6	$402,487	99.5%	15.5

Interest Expense	$13,469	2.6%	0.4	$15,463	3.3%	0.5	$19,096	4.7%	0.7

Other income (expense)	$10,914	2.1%	0.3	$(691)	0.1%	0.0	$1,986	0.4%	0.0

Fiscal 2001 Versus Fiscal 2000

     General

      During fiscal 2001, the Company continued the expansion of its regional jet fleet by taking delivery of 13 additional ERJ regional jets. The Company deployed the additional regional jet aircraft in performing operations under its code share agreement with US Airways. The deployed aircraft replaced CRJs that were redeployed into the America West system.

      Also in fiscal 2001, the Company continued to downsize its turboprop fleet. During the second quarter, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. Under a tentative agreement with RAC, the Company has the right to return 15 B1900D aircraft, ten of which may be returned immediately and five no earlier than October 2002. The Company is seeking proposals for the disposition of the remaining six B1900 aircraft. Mesa further reduced its fleet by returning two B1900 aircraft to the lessor upon expiration of their leases in the second quarter, returning five Jetstream Super 31 aircraft to the lessor in the fourth quarter, and announced a plan to retire the remaining nine Jetstream Super 31’s in fiscal 2002.

      The terrorist attacks of September 11, 2001 had a significant impact on the Company. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 3,300 Mesa Air Group flights. The cancelled flights and loss of consumer confidence in the airline industry resulted in lost revenue from these cancelled flights and lower load factors and revenue yield on flights operated since Sept. 11. The Company was also impacted by certain costs incurred during the temporary shutdown that could not be avoided, the write down of receivables related to the Company’s code share partners as well as the resulting impairment and restructuring charges.

      In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Airline Stabilization Act. As of September 30, 2001, the Company received $5.8 million and the remaining $8.9 million is included in accounts receivable. The amount recorded as income represents the total amount claimed by the Company as the Company incurred losses in excess of this amount prior to September 30th. Amounts paid or payable under the Act are subject to audit and adjustment by the Federal Government.

     Operating Revenues

      In fiscal 2001, operating revenues increased by $51.8 million (11.0%) to $523.4 million, compared to $471.6 million in fiscal 2000. The increase was primarily due to the addition of 13 regional jets employed under cost plus contracts with America West and US Airways.

      Capacity, measured by ASMs, increased by 11.5% to 3,289 million in fiscal 2001, compared to 2,951 million in fiscal 2000. The increase in capacity was comprised of a 31% increase in jet ASMs, offset by a 16% decrease in turboprop ASMs. Passenger traffic is measured by revenue passenger miles (“RPMs”), which represent one revenue passenger carried one mile. RPMs increased by 15.1% to 1,796 million in fiscal 2001 as compared to 1,561 million fiscal 2000. The increase in ASMs and RPMs was attributable to the additional regional jet aircraft added in fiscal 2001. Passenger load factor increased to 54.6% in fiscal 2001 from 52.9% in fiscal 2000; however, the majority of the Company’s revenue is derived from cost plus contracts with its major airline partners, and hence, loads are irrelevant to the profitability of the majority of the Company’s revenue.

     Operating Expenses

     Flight Operations

      In fiscal 2001, flight operations expense increased 22.1% to $270.8 million (8.2 cents per ASM) from $221.8 million (7.5 cents per ASM) in fiscal 2000. The $49.0 million increase was primarily due to increased fuel costs of approximately $18.1 million, increased lease costs of approximately $21.6 million and increased pilot wages of approximately $9.0 million. These increases were the result of adding additional regional jets in fiscal 2001.

     Maintenance Expense

      In fiscal 2001, maintenance expense increased 20.7% to $100.3 million (3.0 cents per ASM) from $83.1 million (2.8 cents per ASM) in fiscal 2000. Increased maintenance expenditures are primarily due to the increased number of activity based or time sensitive maintenance events and the expiration of the warranty period on many of the Company’s CRJ aircraft.

     Aircraft and Traffic Servicing Expense

      In fiscal 2001, aircraft and traffic servicing expense decreased 0.5% to $53.2 million (1.6 cents per ASM) from $53.5 million (1.8 cents per ASM) in fiscal 2000. The relative stability of aircraft and traffic servicing expense is due to the Company serving approximately the same number of cities in 2001 as in 2000, 118 versus 120, respectively.

     Promotion and Sales

      In fiscal 2001, promotion and sales expense decreased 16.3% to $22.2 million (0.7 cents per ASM) from $26.5 million (0.9 cents per ASM) in fiscal 2000. The decrease is primarily due to the Company’s continued downsizing of its B1900D fleet and the resulting decrease in prorate flying. Given the Company’s continued expansion of flights performed pursuant to contract agreements, whereby America West and US Airways assume the responsibility for promoting and selling seats on flights operated by the Company, the Company expects this expense to continue to decrease.

     General and Administrative Expense

      In fiscal 2001, general and administrative expense increased 81.0% to $52.9 million (1.6 cents per ASM) from $29.2 million (1.0 cents per ASM) in fiscal 2000. The $23.7 million increase is primarily due to

$14.6 million in allowances on receivables from the Company’s codeshare partners as a result of the impact of the attacks of September 11th and the impact that the decline in passenger traffic and softening economy have had on their business and ability to pay, $4.8 million in reserves for professional fees and an increase of approximately $2.3 million in property taxes as a result of increases to the Company’s jet fleet. General and administrative expense consists of items such as payroll, office rent, allowance for doubtful accounts, legal expenses, professional fees, property taxes, passenger liability insurance and other items.

     Depreciation and Amortization

      In fiscal 2001, depreciation and amortization expense decreased 12.5% to $13.7 million (0.4 cents per ASM) from $15.6 million (0.5 cents per ASM) in fiscal 2000. The decrease is primarily due to the cessation of depreciation on B1900D aircraft held for sale.

     Impairment and Restructuring Charges

      In the second quarter of fiscal 2001, the Company recognized a charge of approximately $22.7 million on 21 B1900 aircraft the Company either intends to return to the manufacturer or actively market. The charge is comprised of an impairment loss to write the aircraft down to the contractual selling price (market) plus the estimated costs to prepare the aircraft for return to the manufacturer.

      Due to the economic slowdown and the effects of the terrorist attacks in the fourth quarter of fiscal 2001, the Company performed an asset impairment test under the provisions of SFAS 121 related to its goodwill and B1900 turboprop aircraft. Upon discerning impairment, the Company wrote off the unamortized value of the goodwill associated with certain B1900 route systems totaling $9.3 million. The Company also took an additional charge of approximately $40.7 million related to its B1900 fleet. The charge is comprised of an impairment loss of $37.3 million on the value of 30 B1900D aircraft the Company is planning to continue to fly, an additional market impairment of $3.1 million on six aircraft the Company is holding for sale, but does not have the contractual right to return to the vendor at a specified price. The assets were written down to their estimated fair market value based upon appraisals.

      In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft from its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge that is included in other accrued liabilities and other non-current liabilities at September 30, 2001. The charge is comprised of $3.6 million related to the present value of the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $.1 million related to costs to return the aircraft.

      The Company also elected to accelerate the disposition of excess inventory. During the fourth quarter, the Company hired an independent consulting firm to determine its inventory needs and to value its surplus inventory. Prior to September 11th, the Company had been selling off surplus inventory on a passive basis as opportunities arose. Subsequent to September 11th, the Company made the decision to use third party inventory brokers to sell its excess inventory. As a result of this decision, the Company took a $3.2 million charge to reduce its surplus inventory to net realizable value, less costs to sell. The surplus inventory is carried on the balance sheet under the heading of aircraft and parts held for sale.

     Other Income and Expense

      Included in other income is $14.7 million related to amounts received and to be received under the Air Transportation Safety and Stabilization Act. This amount is offset by $3.7 million in net investment related losses (unrealized losses of $8.0 million offset by realized gains of $4.3 million).

Fiscal 2000 Versus Fiscal 1999

     Operating Revenues

      In fiscal 2000, operating revenues increased by $67.0 million (16.6%) to $471.6 million, compared to $404.6 million in fiscal 1999. The increase was primarily due to additional revenues from the Company’s expanded use of regional jets pursuant to cost plus contracts with America West and US Airways.

      Capacity, measured by ASMs, increased by 13.7% to 2,951 million in fiscal 2000, compared to 2,595 million in fiscal 1999. RPMs increased by 17.8% to 1,561 million in fiscal 2000 as compared to 1,325 million fiscal 1999. The increase in ASMs and RPMs was primarily due to the Company’s expanded use of regional jets pursuant to fee per departure contracts with America West and US Airways. Passenger load factor increased to 52.9% in fiscal 2000 from 51.1% in fiscal 1999.

     Operating Expenses

     Flight Operations

      In fiscal 2000, flight operations expense increased 27.9% to $221.8 million (7.5 cents per ASM) from $173.4 million (6.7 cents per ASM) in fiscal 1999. The increase was primarily due to increased fuel costs of approximately $31.5 million, increased lease costs of approximately $10 million and increased pilot wages of approximately $3.4 million. These increases were the result of operating additional regional jets.

     Maintenance Expense

      In fiscal 2000, maintenance expense increased 8.9% to $83.1 million (2.8 cents per ASM) from $76.3 million (2.9 cents per ASM) in fiscal 1999. Increased maintenance expenditures are primarily due to the increased number of time sensitive maintenance events that occurred in fiscal 2000. Fiscal 2000 maintenance expense was reduced by $4.9 million as a result of the Company’s change in accounting method from the accrual method to the direct expense method for CRJ and Dash 8-200 aircraft.

     Aircraft and Traffic Servicing Expense

      In fiscal 2000, aircraft and traffic servicing expense decreased 3.9% to $53.5 million (1.8 cents per ASM) from $55.7 million (2.1 cents per ASM) in fiscal 1999. The decrease was primarily due to the Company’s continued down sizing of its B1900D fleet and the consequent reduction in flying under prorate agreements.

     Promotion and Sales

      In fiscal 2000, promotion and sales expense decreased 18.4% to $26.5 million (0.9 cents per ASM) from $32.6 million (1.3 cents per ASM) in fiscal 1999. The decrease is primarily due to the Company’s continued down sizing of its B1900D fleet and the continued expansion of flights performed pursuant to contract agreements, whereby America West and US Airways assume the responsibility for promoting and selling seats on flights operated by the Company.

     General and Administrative Expense

      In fiscal 2000, general and administrative expense decreased 7.7% to $29.2 million (1.0 cents per ASM) from $31.7 million (1.2 cents per ASM) in fiscal 1999. The decrease is due to merger expenses incurred in 1999 related to the acquisition of CCAIR as well as a decrease in legal expenses.

     Depreciation and Amortization

      In fiscal 2000, depreciation and amortization expense decreased 13.4% to $15.6 million (0.5 cents per ASM) from $18.1 million (0.7 cents per ASM) in fiscal 1999. The decrease is primarily due to the cessation of depreciation on parked 1900D aircraft being disposed.

     Other Operating Items

      In fiscal 2000, other operating items were de minimis, while in the prior year, the Company recorded substantial adjustments related to the shut down of the UAL code sharing operation and the reversal of $14.0 million of previously established reserves which were considered to be excess.

Liquidity and Capital Resources

      The Company had cash, cash equivalents and marketable securities of $83.3 million at September 30, 2001, compared to cash, cash equivalents and marketable securities of $34.1 million at September 30, 2000. The Company primarily generated cash by extending the days outstanding in accounts payable as a result of the attacks on September 11th, receiving payment of $25.2 million as a result of restructuring various contractual claims the Company had with Bombardier and drawing $20.0 million on its line of credit at year end. During fiscal 2001, the Company invested approximately $33.5 million in aircraft parts and other fixed assets, spent $13.7 million preparing aircraft for return to the manufacturer and reduced long-term debt by $8.8 million. The Company also repurchased approximately $6.8 million of its common stock and realized $10.0 million in proceeds from exercise of stock options. The above factors, among others, resulted in a $48.1 million increase in cash, cash equivalents and marketable securities during fiscal 2001 which comprises the majority of the increase noted above.

      As of September 30, 2001, the Company had receivables of approximately $29.4 million (net of an allowance for doubtful accounts of $14.7 million), compared to $41.2 million (net of an allowance for doubtful accounts of $.5 million) at September 30, 2000. The amounts due consist primarily of receivables due from the Company’s code share partners, passenger ticket receivables due through the Airline Clearing House (“ACH”) and amounts due under the Airline Stabilization Act. The allowance for doubtful accounts was increased as a result of the impact of the attacks on September 11th and the impact that the decline in passenger traffic and softening economy have had on their code share partner’s ability to pay.

      During fiscal 2001, the Company had code share agreements with America West, US Airways and Midwest Express Airlines. Approximately 97%, 95% and 97% of the Company’s consolidated passenger revenue for the years ended September 30, 2001, 2000 and 1999, respectively, were derived from these agreements. Accounts receivable from the Company’s code share partners were 44% and 72% of total accounts receivable at September 30, 2001 and 2000, respectively.

      A reduction in business travel, a slowing economy and the terrorist attacks of September 11th, 2001 all have had a significant impact on the airline industry, including America West and US Airways. Continuing declines in the economy or an inability to receive government grants and loan guarantees could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways code share agreements (specifically the jet contracts) may have a material adverse effect on the Company’s business prospects, financial position, results of operations and cash flows.

      If a termination without renewal should occur, management believes they would be able to reduce costs quickly through reducing headcount or parking aircraft. Additionally management believes they could continue flying certain routes or transfer certain aircraft, particularly the regional jets, to new markets and new code share arrangements with other carriers. As of December 5, 2001, the Company had cash and marketable securities in excess of $100 million. Management believes additional proceeds of approximately $10 million could be generated through the cancellation of aircraft orders. Management believes these actions would provide sufficient working capital to meet its operating needs.

      In January 2000, the Company entered into an agreement with Embraer to acquire 36 50-passenger Embraer ERJ-145 regional jets at an aggregate list price of approximately $702 million. Deliveries began in April 2000 and are expected to continue through early 2003. The Company expects to finance the aircraft with long-term operating lease arrangements.

      The Company has significant long-term lease obligations primarily relating to its aircraft fleet. The leases are classified as operating leases and are therefore excluded from the Company’s consolidated balance sheets. At September 30, 2001, the Company leased 95 aircraft with remaining lease terms ranging from 1 to

17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.3 billion at September 30, 2001. After September 11, 2001, the Company deferred making payments on certain aircraft leases. Subsequently, the Company made payments to these lessors or negotiated new terms.

      The Company’s long-term debt was primarily incurred pursuant to the acquisition of 1900D aircraft. At September 30, 2001, the Company owned 51 1900D aircraft securing debt with maturities through 2011. Due to the September 11, 2001, terrorist attacks and ongoing negotiations with the debt holder, the Company ceased making principal and interest payments. On December 19, 2001, the Company entered into an agreement with RAC to pay 50% of past due amounts totaling $2.1 million immediately, with the remaining $2.1 million due in monthly installments through June 2003.

      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. As of September 30, 2001, the Company has acquired and retired approximately 3.0 million shares (approximately 8.3%) of its outstanding Common Stock at an aggregate cost of approximately $17.6 million leaving approximately 1.4 million shares available for repurchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

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

      In December 2000, the Company reached an agreement with Fleet Capital for a $35 million revolving line of credit, secured by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions which allow the expansion of available credit to $50 million by adding other lenders provided that there is additional collateral. The Company intends to use the facility for general working capital purposes. There was approximately $20 million outstanding on the line at September 30, 2001. Based upon available collateral, $.6 million remained available under the line at September 30, 2001.

      As of September 30, 2001, the Company had 15 ERJ-145s, 20 CRJ-700s and 20 CRJ-900s on firm order. It is the Company’s current plan to operate these aircraft under long-term operating leases with third-party lessors. The Company receives various financing support from the aircraft manufacturers and has not historically experienced significant difficulty obtaining lease financing. However, the financing markets have become more difficult subsequent to the attacks of September 11th, and there are no guarantees that financing will be available for future deliveries. The Company has recently obtained a financing commitment from a major lessor for one-half of the firm CRJ-700 and CRJ-900 deliveries, and currently believes it will be able to finance the remainder of its firm aircraft deliveries.

      Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code share agreements; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with its code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations. Under this statement, all business combinations are to be accounted for under one method — the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company has had no business combinations subsequent to June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or in a group of other assets at acquisition and subsequent to acquisition. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, with early adoption allowed. The Company adopted this statement effective October 1, 2001 and there was no impact on the Company’s financial position, results of operations and cash flows.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supercede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company’s financial position, results of operations and cash flows.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

      The Company has exposure to market risk associated with changes in interest rates related primarily to its debt obligations and short-term marketable investment portfolio. The Company’s debt obligations are primarily variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $1.4 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2001, there would be no material impact on the Company’s interest income. The Company’s investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2001 would impact the results of the Company by approximately $.9 million.

      The Company has exposure to certain market risks associated with its aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, both the US Airways and America West contract code share agreements allow fuel costs to be reimbursed by the code share partner, thereby reducing Mesa’s overall exposure to fuel price fluctuations. In fiscal 2001, 75% of the Company’s fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $.1 million change in annual fuel costs for that portion of fuel expense which cannot be passed on to either America West or US Airways.

Item 8.     Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 25	—	Independent Auditors’ Reports
Page 27	—	Consolidated Statements of Operations — Years ended September 30, 2001, 2000 and 1999.
Page 28	—	Consolidated Balance Sheets — September 30, 2001 and 2000.
Page 29	—	Consolidated Statements of Cash Flows — Years ended September 30, 2001, 2000 and 1999.
Page 31	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2001, 2000 and 1999.
Page 32	—	Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Mesa Air Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries ( the “Company”) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the financial statements substantially all of the Company’s passenger revenue is derived from code share agreements with America West and US Airways.

      As discussed in Note 4 to the financial statements, effective October 1, 1999, the Company changed its method of accounting for certain maintenance costs.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

December 19, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Mesa Air Group, Inc.:

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 1999 of Mesa Air Group, Inc. and subsidiaries. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

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

      In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 1999 of Mesa Air Group, Inc. and subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona

January 20, 2000

PART 1.     FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2001	2000	1999

	(In thousands, except per share amounts)
Operating revenues:
Passenger	$508,518	$461,159	$398,206
Freight and other	14,860	10,453	6,410

Total operating revenues	523,378	471,612	404,616

Operating expenses:
Flight operations	270,802	221,788	173,367
Maintenance	100,302	83,113	76,309
Aircraft and traffic servicing	53,246	53,489	55,675
Promotion and sales	22,233	26,547	32,550
General and administrative	52,904	29,231	31,658
Depreciation and amortization	13,680	15,630	18,053
Impairment and restructuring charges	80,853	—	28,902
Other operating items	—	—	(14,027)

Total operating expenses	594,020	429,798	402,487

Operating income (loss)	(70,642)	41,814	2,129

Other income (expense):
Interest expense	(13,469)	(15,463)	(19,096)
Interest income	1,822	2,371	2,166
Other income (expense)	10,914	(691)	1,986

Total other expense	(733)	(13,783)	(14,944)

Income (loss) before income taxes and cumulative effect of accounting change	(71,375)	28,031	(12,815)
Income taxes (benefit)	(23,299)	(12,756)	597

Income (loss) before cumulative effect of accounting change	(48,076)	40,787	(13,412)
Cumulative effect of accounting change, net of $0 applicable income taxes	—	18,085	—

Net income (loss)	$(48,076)	$58,872	$(13,412)

Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$(1.50)	$1.23	$(.40)
Cumulative effect of accounting change, net	—	.55	—

Net income (loss)	$(1.50)	$1.78	$(.40)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$(1.50)	$1.23	$(.40)
Cumulative effect of accounting change, net	—	.54	—

Net income (loss)	$(1.50)	$1.77	$(.40)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

	(In thousands, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$74,504	$26,403
Marketable securities	8,793	7,681
Receivables, primarily traffic, net	29,449	41,192
Expendable parts and supplies, net	31,449	27,716
Aircraft and parts held for sale	63,161	38,844
Prepaid expenses and other current assets	16,392	9,140
Deferred income taxes	17,264	8,527

Total current assets	241,012	159,503
Property and equipment, net	122,431	188,045
Lease and equipment deposits	21,277	23,557
Intangible assets, less accumulated amortization of $5,981	—	10,014
Deferred income taxes	23,600	4,822
Aircraft held for sale	13,100	—
Other assets	2,566	653

Total assets	$423,986	$386,594

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$52,927	$45,146
Note payable — bank	20,000	—
Accounts payable	45,193	24,066
Air traffic liability	3,506	3,445
Accrued compensation	3,893	3,056
Income taxes payable	—	2,214
Other accrued expenses	31,597	16,140

Total current liabilities	157,116	94,067
Long-term debt, excluding current portion	117,950	135,533
Deferred credits	45,155	11,641
Other noncurrent liabilities	639	779

Total liabilities	320,860	242,020

Commitments and contingencies (notes 2, 6, 8, 11, 15, 16, 17 and 23)
Stockholders’ equity:
Common stock of no par value, 75,000,000 shares authorized; 33,049,183 and 32,286,303 shares issued and outstanding	119,387	112,759
Retained earnings (accumulated deficit)	(16,261)	31,815

Total stockholders’ equity	103,126	144,574

Total liabilities and stockholders’ equity	$423,986	$386,594

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2001	2000	1999

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(48,076)	$58,872	$(13,412)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	13,680	15,630	18,053
Provision for cancellation of code share agreements and other operating items	—	—	(14,027)
Impairment and restructuring charges	80,853	—	28,902
Cumulative effect of change in accounting principle	—	(18,085)	—
Deferred income taxes	(24,068)	(13,350)	—
Loss on disposal of property and equipment	—	—	164
Unrealized (gain) loss on investment securities	7,960	534	(1,213)
Amortization of deferred credits	(3,209)	(2,024)	(529)
Provision for doubtful accounts	14,327	235	159
Provision for obsolete expendable parts and supplies	648	—	—
Changes in assets and liabilities:
Receivables	(2,584)	(11,095)	(1,865)
Expendable parts and supplies	(3,634)	(2,989)	6,960
Prepaid expenses and other current assets	(5,707)	3,599	(5,938)
Accounts payable	21,127	3,236	4,721
Income taxes	(2,721)	—	9,057
Other accrued liabilities	(3,562)	(3,341)	731

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,034	31,222	31,763

Cash Flows from Investing Activities:
Capital expenditures	(33,545)	(40,245)	(16,140)
Proceeds from sale of property and equipment	—	—	50,637
Net purchases of investment securities	(9,072)	(4,908)	(2,093)
Change in other assets	302	(865)	1,559
Lease and equipment deposits	(1,820)	(465)	(11,800)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(44,135)	(46,483)	22,163

Cash Flows from Financing Activities:
Principal payments on long-term debt	(8,802)	(8,062)	(37,997)
Net borrowings on line of credit	20,000	—	—
Proceeds from issuance of common stock	9,951	51	1,308
Common stock purchased and retired	(6,770)	(10,784)	—
Payment from aircraft manufacturer in deferred credits	25,207	—	—
Change in deferred credits	7,616	7,554	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,202	(11,241)	(36,689)

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,101	(26,502)	17,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,403	52,905	35,668

CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,504	$26,403	$52,905

(Continued)

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2001	2000	1999

	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$14,912	$15,992	$15,702
Cash paid for income taxes	3,559	—	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return of aircraft for reduction of long-term debt and accrued interest	$—	$46,263	$—
Acquisition of property and equipment financed with note to seller	—	—	1,100
Inventory credits received in conjunction with aircraft financing	3,900	—	—

(Concluded)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained
			Earnings
Years Ended September 30,	Number of	Common	(Accumulated
2001, 2000, and 1999	Shares	Stock	Deficit)	Total

	(In thousands, except number of shares)
Balance at October 1, 1998	33,727,340	$122,174	$(13,525)	$108,649
Exercise of stock options	470,412	1,308	—	1,308
Tax benefit — stock compensation	—	10	—	10
Net loss	—	—	(13,412)	(13,412)
CCAIR, Inc. net loss for the quarter ended December 31, 1998	—	—	(120)	(120)

Balance at September 30, 1999	34,197,752	123,492	(27,057)	96,435
Exercise of stock options	50,951	51	—	51
Common stock purchased and retired	(1,962,400)	(10,784)		(10,784)
Net income	—	—	58,872	58,872

Balance at September 30, 2000	32,286,303	112,759	31,815	144,574
Exercise of stock options	1,531,000	9,951	—	9,951
Common stock purchased and retired	(768,120)	(6,770)	—	(6,770)
Tax benefit — stock compensation	—	3,447	—	3,447
Net loss	—	—	(48,076)	(48,076)

Balance at September 30, 2001	33,049,183	$119,387	$(16,261)	$103,126

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2001, 2000 and 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Organization

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned subsidiaries (collectively Mesa or the Company): Mesa Airlines, Inc. (“MAI”), a Nevada corporation and certificated air carrier; WestAir Holdings, Inc., a California corporation and owner of certificated air carrier WestAir Commuter Airlines, Inc. (WestAir Commuter Airlines, Inc. ceased operations in 1998); Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAIR, Inc. (“CCAIR”), a Delaware corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; FCA, Inc., a Nevada Corporation, doing business as Four Corners Aviation (in fiscal 1999, substantially all of the assets of FCA, Inc. were sold and FCA, Inc. ceased operations); Mesa Leasing, Inc., a Nevada corporation; UFLY, LLC., a Delaware Limited Liability Company and MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college. MAGI Insurance, Ltd. is a captive insurance company created to handle freight and baggage claims in addition to a portion of the Company’s aviation insurance. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company’s airline subsidiaries have agreements (commonly referred to as “code share”) with America West, US Airways and Midwest Express Airlines, Inc. (“Midwest Express”) to provide scheduled airline service using the branding and many of the marketing functions and benefits of the code share partner.

      The America West agreement and the US Airways regional jet agreement are Cost Plus agreements, wherein the Company receives guaranteed payments for each flight operated, based on the terms of the contracts. Certain variable costs such as fuel and landing fees are reimbursed by the Company’s partners under these Cost Plus agreements.

      The Company also has turboprop prorate code share agreements with US Airways and Midwest Express, in which the Company is allocated a portion of each passenger’s fare based on a standard industry formula, and requires the Company to pay all of the costs of transporting the passenger.

      Renewal of one code share agreement with a code share partner does not guarantee the renewal of any other code share agreement with the same code share partner. The agreement with America West expires in 2012, the agreements with US Airways expire on various dates from 2003 to 2008 and the agreement with Midwest Express expires in 2006. Although the provisions of the code share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, breach other contractual terms and conditions and, in the case of the US Airways code share agreements upon six months notice by either party. The US Airways regional jet service agreement and the Kansas City code share agreement are not subject to the six month cancellation clause.

      The Company also operates as Mesa Airlines from a hub in Albuquerque, New Mexico. The Albuquerque hub operation does not have a code share agreement.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketable Securities

      Marketable securities consist of shares of common stock and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     Receivables and Concentration of Risk

      The passenger tickets collected by the Company at the time of travel are primarily sold by the code share partners as discussed above. As a result, the Company has a significant concentration of its accounts receivable tied to its relationship with its code share partners. See discussion in Note 2.

     Expendable Parts and Supplies

      Expendable parts and supplies are stated at the lower of cost using the first-in, first-out method or market, and are charged to expense as they are used.

     Aircraft and Parts Held for Sale

      Aircraft and parts held for sale is comprised of aircraft the Company has identified as surplus as well as expendable and rotable inventory that is in excess of the Company’s needs. The Company has identified 21 B1900D turboprop aircraft as held for sale at September 30, 2001. The Company currently has contracts to return 15 of these aircraft to the manufacturer on various dates in 2001 and 2002. The aircraft under contract to be returned are valued at the contract price, less the cost to return the aircraft to meet the manufacturer’s return conditions. Aircraft not under contract, expendable inventory and rotable inventory have been written down to their estimated net realizable value based upon appraisal, less costs to sell.

     Property and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight line method.

      Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings	30 years
Flight equipment	7-20 years
Equipment	5-12 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable inventory	Life of the aircraft or term of the lease
Leasehold improvements	Life or term of lease, whichever is less

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

      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $1.1 million and $1.5 million of interest in fiscal 2001 and 2000, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Revenue Recognition

      Revenue is recognized when transportation is provided. Pursuant to Prorate Agreements and in the Independent Operation, tickets sold but not yet used are included in air traffic liability. The Company receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

     Maintenance Expense

      The cost of maintenance is charged to expense as incurred. Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its Canadair regional jet aircraft and engine maintenance on its Dehavilland Dash 8-200 aircraft from the accrual method to the direct expense method (see note 4). The Company now uses the direct expense method for all maintenance. Prior to the change, the Company used the accrual method for these aircraft.

     Earnings (Loss) Per Share

      The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding is as follows:

	Years Ended September 30,

	2001	2000	1999

	(In thousands)
Weighted average shares outstanding-basic	32,065	33,109	33,826
Effect of dilutive outstanding stock options	—	81	—

Weighted average shares outstanding-diluted	32,065	33,190	33,826

      The effect of certain options to purchase 363,000 and 605,000 shares of common stock in fiscal 2001 and 1999 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

     Stock Options

      The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective October 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the measurement provisions of APB Opinion No. 25 and provide pro forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair value based measurement method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the measurement provisions of APB Opinion No. 25, and to provide pro-forma disclosures required by SFAS No. 123 (See note 14).

     Use of Estimates in the Preparation of Financial Statements

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Segment Reporting

      The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes substantially all of its operating revenues.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations. Under this statement, all business combinations are to be accounted for under one method — the purchase method. The provisions of this statement apply to all

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business combinations initiated after June 30, 2001. The Company has had no business combinations subsequent to June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets acquired individually or in a group of other assets at acquisition and subsequent to acquisition. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, with early adoption allowed. The Company adopted this statement effective October 1, 2001 and there was no impact on the Company’s financial position, results of operations and cash flows.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supercede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company’s financial position, results of operations and cash flows.

     Reclassifications

      Certain reclassifications were made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2.     CONCENTRATIONS

      The Company has code share agreements with America West, US Airways and Midwest Express Airlines. Approximately 97%, 95% and 97% of the Company’s consolidated passenger revenue for the years ended September 30, 2001, 2000 and 1999, respectively, were derived from these agreements. Accounts receivable from the Company’s code share partners were 44% and 72% of total accounts receivable at September 30, 2001 and 2000, respectively.

      A reduction in business travel, a slowing economy and the terrorist attacks of September 11th, 2001 all have had a significant impact on the airline industry, including America West and US Airways. Continuing declines in the economy or an inability to receive government grants and loan guarantees could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways code share agreements (specifically the jet contracts) may have a material adverse effect on the Company’s business prospects, financial position, results of operations and cash flows.

3.     AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

      As a result of the large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the “Airline Stabilization Act”). The intent of the Airline Stabilization Act is to preserve the continued viability of the United States air transportation system. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The $4.5 billion grant provided assistance for direct losses incurred as a result of the temporary shut down of the air transportation system and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist attacks. The loan guarantees will be made to air carriers for which credit is not reasonably available and the guarantees are subject to certain conditions. Pursuant to the Airline Stabilization Act, the federal government has the authority to guarantee credit instruments issued by air carriers in an amount up to

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10 billion. The Airline Stabilization Act allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. The federal government is providing insurance assistance because, as a result of September 11, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage. In addition, the insurance carriers have significantly increased the premiums for this coverage as well as for aviation insurance in general. In addition, the federal government has issued war-risk coverage to U.S. air carriers for renewable 30-day periods. The Airline Stabilization Act also extended the due dates for excise and payroll tax deposits, and provides that any airline-related deposit required after September 10, 2001 and before November 15, 2001 will be treated as timely if the deposit is made on or before November 15, 2001.

      The terrorist attacks of September 11, 2001 had a significant impact on the Company. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 3,300 Mesa Air Group flights. The cancelled flights and loss of consumer confidence in the airline industry resulted in lost revenue from these cancelled flights and lower load factors and revenue yield on flights operated. The Company was also impacted by the costs incurred during the temporary shutdown that could not be avoided, the write down of receivables related to the Company’s code share partners as well as the resulting impairment and restructuring charges.

      In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Airline Stabilization Act. As of September 30, 2001, the Company received $5.8 million and the remaining $8.9 million is included in accounts receivable. The amount recorded in other income represents the total amount claimed by the Company as the Company incurred losses in excess of this amount prior to September 30, 2001. Amounts paid or payable under the Airline Stabilization Act are subject to audit and adjustment by the Federal Government.

4.     CHANGE IN ACCOUNTING PRINCIPLE

      Effective October 1, 1999, the Company elected to change its method of accounting for engine and airframe maintenance costs on its CRJ aircraft and engine maintenance on its DeHavilland Dash 8-200 aircraft from the accrual method to the direct expense method. Under the accrual method, maintenance costs were accrued to expense on the basis of estimated future costs and estimated cycles or flight hours between major maintenance events. Implementation of the change necessitated the write-off of previously recorded accrued amounts. Effective October 1, 1999, the Company began expensing these maintenance costs as they are incurred. The cumulative effect of the change for prior years was a favorable adjustment of $18.1 million. Due to the valuation allowance at October 1, 1999, there is no tax effect related to the cumulative effect of the change. The impact of the change in fiscal 2000 totaled approximately $4.9 million, which is included as a reduction of maintenance expense.

      The pro forma results, assuming that the accounting change was applied retroactively, is shown below (in thousands, except per share data):

	Year Ended
	September 30, 1999

		As
	Pro	previously
	Forma	reported

Net loss	$(7,675)	$(13,412)
Net loss per share: Basic and Diluted	$(.23)	$(.40)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     MERGER WITH CCAIR

      Effective June 9, 1999, Mesa Merger Corporation, a wholly-owned subsidiary of the Company, merged with and into CCAIR. In connection therewith, the Company issued approximately 5.9 million shares of its common stock in exchange for all of the outstanding common stock of CCAIR.

      The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements for the years ended September 30, 1999 have been restated to include the results of CCAIR.

      Combined results are as follows (in thousands): Combined and separate results of Mesa and CCAIR are as follows (in thousands):

	Year Ended September 30, 1999

	Mesa	CCAIR	Adjustments	Combined

Operating revenues	$325,559	$79,057	$—	$404,616
Net earnings (loss)	$(16,428)	$2,194	$822	$(13,412)

      The combined financial information contains adjustments to conform the accounting policies of the two companies. This conforming adjustment reflects the restatement of CCAIR’s engine overhaul amounts to the direct expense method from the accrual method. Mesa owned 300,000 shares of common stock in CCAIR prior to the merger, which has been accounted for as a stock repurchase as of the date acquired.

6.     MARKETABLE SECURITIES

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

      From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $3.5 and $3.0 million at September 30, 2001 and 2000, respectively. Trading gains (losses) for the period that relate to trading securities held at September 30, 2001, 2000 and 1999 were ($8.0), ($.5) and $1.2 million, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	September 30,

	2001	2000

	(In thousands)
Flight equipment, substantially pledged	$144,889	$226,479
Other equipment	25,354	21,653
Leasehold improvements	4,469	5,366
Furniture and fixtures	2,296	2,372
Buildings	4,126	4,126
Vehicles	1,041	1,148

	182,175	261,144
Less accumulated depreciation and amortization	(59,744)	(73,099)

Net property and equipment	$122,431	$188,045

      The decrease in flight equipment is due to a reclassification of certain aircraft to aircraft and parts held for sale, aircraft remaining in flight equipment have been written down to fair value, see Note 21.

8.     LINE OF CREDIT

      In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders provided that there is additional collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2001. The Company will use the facility for general working capital purposes. The Company also had $3.5 million in letters of credit outstanding at September 30, 2001, which reduced the amount available under the line of credit. There was approximately $20 million outstanding under this facility at September 30, 2001. Based upon available collateral, $.6 million remained available under the line at September 30, 2001.

9.     OTHER ACCRUED EXPENSES

      Other accrued expenses consist of the following:

	September 30,

	2001	2000

	(In thousands)
Accrued compensation and benefits	$5,893	$4,663
Accrued interest	2,364	2,707
Accrued landing fees	1,540	1,478
Accrued professional fees	4,590	914
Accrued aircraft return and restructuring costs	9,525	2,657
Accrued property taxes	2,687	1,068
Accrued simulator time	2,067	810
Other	2,931	1,843

	$31,597	$16,140

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     DEFERRED CREDITS

      Deferred credits include the value of lease incentives, such as consumable and rotable inventory received at lease inception, and are amortized over the life of the related lease. In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa received $25.2 million to resolve these outstanding claims. Amounts received have been classified as deferred credits and are being amortized over 15 years, the remaining weighted average life of the aircraft leases.

11.     LONG-TERM DEBT

      Long-term debt consists of the following:

	September 30,

	2001	2000

	(In thousands)
Notes payable to manufacturers: approximately $1.5 million, including interest, due monthly through 2011. Notes provide variable rates of interest ranging from 4.09% to 7.15% at September 30, 2001, collateralized by aircraft	$161,804	$170,861
Note payable to manufacturer. Payable in 10 equal semi-annual principal payments, interest payable quarterly at 7% per annum	5,721	6,506
Mortgage note payable to bank, collateralized by real estate, due monthly, principal plus interest at 7 1/2%, due April 2009.	1,059	1,087
Other	2,293	2,225

Total long-term debt	170,877	180,679
Less current portion	(52,927)	(45,146)

Net long-term debt	$117,950	$135,533

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

(In thousands)

Years Ending September 30,
2002.	$52,927
2003	7,230
2004	7,732
2005	8,071
2006	8,362
Thereafter	86,555

      At September 30, 2001, Mesa has 21 surplus Beech 1900D aircraft classified as held for sale. Of the 21, the Company has a put option to return 15 to the manufacturer. Unpaid amounts totaling $46.4 million associated with the put aircraft are classified as a current liability in the accompanying consolidated balance sheet. Due to the September 11, 2001, terrorist attacks and ongoing negotiations with the debt holder, the Company ceased making principal and interest payments. On December 19, 2001, the Company entered into an agreement with RAC to pay 50% of past due amounts totaling $2.1 million immediately, with the remaining $2.1 million due in monthly installments through June 2003.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     COMMON STOCK PURCHASE AND RETIREMENT

      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its common stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its common stock. As of September 30, 2001, the Company has acquired and retired approximately 3.0 million shares (approximately 8.3%) of its outstanding common stock at an aggregate cost of approximately $17.6 million leaving approximately 1.4 million shares available for repurchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

13.     INCOME TAXES

      Income tax expense (benefit) consists of the following:

	Years Ended September 30,

	2001	2000	1999

	(In thousands)
Current:
Federal	$114	$9	$422
State	655	585	175

	769	594	597

Deferred:
Federal	(21,246)	(11,762)	—
State	(2,822)	(1,588)	—

	(24,068)	(13,350)	—

	$(23,299)	$(12,756)	$597

      The difference between the actual income tax expense (benefit) and the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2001	2000	1999

	(In thousands)
Computed “expected” tax expense (benefit)	$(24,981)	$9,811	$(4,485)
Increase (reduction) in income taxes resulting from:
Non-deductible amortization of intangibles	807	93	207
State taxes, net of federal taxes (benefit)	(1,908)	(652)	114
Other	552	(135)	(636)
Increase (decrease) in valuation allowance	2,231	(21,873)	5,397

	$(23,299)	$(12,756)	$597

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2001	2000

	(In thousands)
Current deferred tax assets (liabilities):
Allowance for doubtful receivables	$4,763	$206
Inventory	2,458	2,044
Other accrued expenses	4,441	6,277
Unrealized trading (gains) losses	3,144	—
Alternative minimum tax	2,458	—

Total current deferred taxes	$17,264	$8,527

Noncurrent deferred tax assets (liabilities):
Alternative minimum tax	$—	$2,820
Intangibles	798	—
Deferred credits	5,379	—
Net operating loss	43,307	46,415
General business credit carryforwards	1,730	1,730
Property and equipment	(25,383)	(46,143)
Valuation allowance	(2,231)	—

Total noncurrent deferred taxes	$23,600	$4,822

      Deferred tax assets include benefits expected to be realized from the utilization of minimum tax credit carryforwards of approximately $2.4 million which do not expire and net operating loss carryforwards of approximately $95.4 million which expire at various dates between 2002 and 2021, respectively. In addition, CCAIR has $14.8 million in net operating loss carryforwards that are subject to certain limitations and expire at various dates between 2002 and 2019. During 2001, the Company established a valuation allowance of $2.2 million for certain state net operating loss carryforwards and federal general business credits that are expected to expire unutilized in the future.

14.     STOCKHOLDERS’ EQUITY

      At September 30, 2001, the Company sponsored the following stock-based compensation plans:

      In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options for up to 450,000 shares of common stock at fair market value on the date of grant. These are formula-based plans under which options to acquire 168,670 shares have been granted and are still outstanding. At September 30, 2001, no options are available for grant under this plan.

      On December 1, 1995, the Company adopted an employee stock option plan under the new management incentive program (Omnibus Plan) which provided for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2001, options to acquire 1,118,146 common shares had been granted that were still outstanding.

      On June 1, 1998, the Company adopted a Key Officer Stock Option Plan, which provided for the granting of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair market value on the

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Under this plan, 1,300,000 options have been granted, 1,112,533 options remain outstanding and 300,000 options are available for future grants.

      In 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan and issued options to acquire 189,527 shares in connection with the CCAIR merger. There are 46,605 options outstanding under this plan. No further options are available for grant under this plan.

      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant.

      Transactions involving stock options under these plans are summarized as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year:	4,148	$8.09	3,544	$8.24	2,799	$8.29
Granted	627	8.29	718	5.68	1,305	5.86
Exercised	(1,531)	6.50	(51)	3.64	(470)	2.78
Canceled/ Forfeited	(798)	8.07	(63)	6.36	(90)	5.32

Outstanding at end of Year	2,446	$7.39	4,148	$8.09	3,544	$8.24

      At September 30, 2001, the range of exercise prices for the aforementioned options was $1.91 to $12.24. The number of options exercisable at September 30, 2001 was 1,380,642, and the weighted-average exercise price of these options was $7.97.

      The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $3.39, $3.15, and $4.24, respectively, on the grant date using a Black-Scholes option pricing model with the average assumptions: expected dividend yield 0.0%, risk-free interest rate of 4.2%, 5.9% and 4.5% and volatility of 73.5%, 54.2% and 54.2% in 2001, 2000 and 1999, respectively, and an expected life of 6 years.

      The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for Mesa’s four fixed stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, Mesa’s net income(loss) and income(loss) per share would have been as indicated by the pro forma amounts indicated below:

	2001	2000	1999

Net income(loss) as reported	$(48,076)	$58,872	$(13,412)

Pro forma	$(50,053)	$57,138	$(18,863)

Income(loss) per share — Basic:
As reported	$(1.50)	$1.78	$(0.40)

Pro forma	$(1.56)	$1.73	$(0.56)

Income(loss) per share — Diluted:
As reported	$(1.50)	$1.77	$(0.40)

Pro forma	$(1.56)	$1.72	$(0.53)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     BENEFIT PLANS

      The Company has a 401(k) plan covering the employees of MAI, Air Midwest and the airline support operations (the Mesa Plan). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation, as defined, with the Company making matching contributions of 50 percent of employee contributions up to 10 percent of annual employee compensation. Upon completing three years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year thereafter. Employees become fully vested in employer contributions after completing seven years of employment. The Company has the right to terminate the 401(k) plans at any time. Contributions by the Company to the Mesa Plan for the years ended September 30, 2001, 2000 and 1999 were approximately $.9 million, $.7 million and $1.5 million, respectively.

      The Company also has a 401(k) plan covering the employees of CCAIR. The CCAIR plan allows employees to defer up to 17% of annual compensation. Company matching contributions vary in accordance with labor agreements in force for contract employees. For non-contract employees, the match is determined annually by the Company’s Board of Directors. Upon completing two years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after completing six years of employment. Contributions by CCAIR to this plan were approximately $.2 million and $0.3 million in fiscal 2001 and 2000, respectively. There were no contributions made in fiscal 1999.

16.     LEASE COMMITMENTS

      At September 30, 2001, the Company leased 95 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. At September 30, 2001, four ERJ aircraft are subject to interim financing agreements. The Company expects to replace these interim arrangements with long-term operating leases and, accordingly, requirements under the interim arrangements are included in the minimum lease commitment table below. Aggregate rental expense totaled approximately $87.4, $63.0 million and $46.9 million for the years ended September 30, 2001, 2000 and 1999, respectively.

      Future minimum lease payments under non-cancelable operating leases are as follows:

(In thousands)

Years Ending September 30,
2002	$106,524
2003	100,800
2004	100,638
2005	97,549
2006	92,752
Thereafter	802,555

      After September 11, 2001, the Company deferred making payments on certain aircraft leases. Subsequently, the Company made payments to these lessors or negotiated new terms.

17.     COMMITMENTS AND CONTINGENCIES

      In fiscal 1999, the Company entered into an agreement with Embraer to acquire 36 fifty-seat ERJ-145 (“ERJ”) regional jets. Deliveries commenced in April 2000 and are expected to continue through 2002 at a rate of approximately one aircraft per month. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate value of the 36 ERJs to be acquired under the agreement is approximately $702 million.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (“GE”), Rolls-Royce Allison (“Rolls”) and Pratt and Whitney, Canada Aircraft Services (“PWC”). The GE contract provides coverage for engines on the Company’s CRJ aircraft. The Rolls contract provides coverage for engines on the Company’s ERJ aircraft. The PWC contract provides coverage for engines on the Company’s Dash 8-200 aircraft. All contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour, subject to escalation based on changes in the CPI, for the number of flight hours incurred since the previous repair event.

      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division to acquire 40 seventy and ninety-seat CRJ-700 and 900 regional jets. The Company secured the order with a $4 million deposit and will continue to make 23 monthly deposits of approximately $1.1 million through April 2003. $15 million of these deposits will be returned to the Company upon completion of permanent financing on the first 10 aircraft ($1.5 million per aircraft) and the remaining deposits will be returned upon completion of permanent financing on the last 5 aircraft ($3 million per aircraft). The Company also received options to purchase 80 additional aircraft. CRJ-700 deliveries are scheduled to begin in April 2002 and are expected to continue at a rate of one aircraft per month. CRJ 900 deliveries are scheduled to begin in April of 2003 and are expected to continue at a rate of one aircraft per month as well. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate value of the 40 CRJ-700 and 900’s to be acquired under the agreement is approximately $919 million.

      In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $16 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $3 million.

      The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration and ordered the arbitrator to decide whether the fee resulting from the 5X multiplier is reasonable. The Company plans to appeal the Courts ruling. The Company believes its claims have merit and intends to prosecute this matter vigorously.

      The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

18.     FINANCIAL INSTRUMENT DISCLOSURE

      The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximate fair values due to the short maturity periods of these instruments. The fair value of securities is based on quoted marked prices (see note 6). The carrying value of the Company’s long-term debt approximates fair value based on the current terms offered for debt of the same or similar remaining

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities. The fair value of amounts outstanding under the Company’s line of credit approximates market value as it is based on variable interest rates. The difference between the estimated fair values and carrying values of the Company’s financial instruments is not material.

19.     VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
	Balance at	Costs and		Balance at
	Beginning of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted From Expendable Parts and Supplies
September 30, 2001	$1,848	$648	$—	$2,496
September 30, 2000	2,313	—	(465)	1,848
September 30, 1999	2,418	—	(105)	2,313
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2001	$368	14,327	—	$14,695
September 30, 2000	—	368	—	368

20.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001(1)
Operating revenues	$133,276	$128,445	$140,425	$121,232
Operating income (loss)	9,858	(17,033)	14,876	(78,343)
Net earnings (loss)	5,708	(12,862)	7,484	(48,406)
Net earnings (loss) per share — basic	$0.19	$(0.40)	$0.23	$(1.49)
Net earnings (loss) per share — diluted	$0.18	$(0.40)	$0.23	$(1.49)
2000(2)
Operating revenues	$110,953	$114,617	$120,998	$125,044
Operating income	9,147	8,962	13,819	9,886
Net earnings	26,746	5,841	9,379	16,906
Net earnings per share — basic	$0.78	$0.18	$0.30	$0.52
Net earnings per share — diluted	$0.78	$0.17	$0.30	$0.52

(1)	Quarterly amounts include impairment and restructuring charges totaling $22.7 million and $58.2 million in the second and fourth quarters, respectively. Additionally, an allowance for bad debts of $14.6 million was recorded in the fourth quarter.

(2)	The quarterly amounts have been restated to record the effect of the change in the method of accounting for engine and airframe maintenance costs from the accrual method to the direct expense method.

21.     IMPAIRMENT AND RESTRUCTURING CHARGES

      In the second quarter of fiscal 2001, the Company recognized a charge of approximately $22.7 million on 21 B1900 aircraft the Company either intends to return to the manufacturer or actively market. The charge is comprised of an impairment loss to write the aircraft down to the contractual selling price (market) less the estimated costs to prepare the aircraft for return to the manufacturer.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Due to the economic slowdown and the effects of the terrorist attacks in the fourth quarter of fiscal 2001, the Company performed an asset impairment test under the provisions of SFAS 121 related to its goodwill and B1900 turboprop aircraft. Upon discerning impairment, the Company wrote off the unamortized value of the goodwill associated with certain B1900 route systems totaling $9.3 million. The Company also took an additional charge of approximately $40.7 million related to its B1900 fleet. The charge is comprised of an impairment loss of $37.3 million on the value of 30 B1900D aircraft the Company is planning to continue to fly, an additional market impairment of $3.1 million on six aircraft the Company is holding for sale, but does not have the contractual right to return to the vendor at a specified price. The assets were written down to their estimated fair market value based upon appraisals.

      In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft in its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge that is included in other accrued liabilities at September 30, 2001. The charge is comprised of $3.6 million related to the present value of the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $.1 million related to costs to return the aircraft.

      The Company also elected to accelerate the disposition of excess rotable inventory. During the fourth quarter, the Company hired an independent consulting firm to determine its inventory needs and to value its surplus inventory. Prior to September 11th, the Company had been selling off surplus inventory on a passive basis as opportunities arose. Subsequent to September 11th, the Company made the decision to use third party inventory brokers to sell its excess inventory. As a result of this decision, the Company took a $3.2 million charge to reduce its surplus inventory to net realizable value, less costs to sell. The surplus inventory is carried on the balance sheet under the heading of aircraft and parts held for sale.

      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2001 are as follows:

	Reserve				Reserve		Reserve			Reserve
Description of	Oct. 1,				Sept. 30,		Sept. 30,			Sept. 30,
Charge	1998	Provision	Utilized	Released	1999	Utilized	2000	Provision	Utilized	2001

Restructuring:
Aircraft and related parts	$(27,271)	$—	$13,244	$14,027	$—
Severance and other	(6,834)	—	6,008	—	(826)	$590	$(236)	$—	$236	$—
Ft. Worth Operations	(277)	—	277	—	—	—	—	—	—	—
Costs to return aircraft	—	(20,602)	18,400	—	(2,202)	—	(2,202)	(16,136)	13,623	(4,715)
Jetstream Super 31 lease payments	—	—	—	—	—	—	—	(3,610)	—	(3,610)
Cancellation of maintenance agreement	—	—	—	—	—	—	—	(1,200)	—	(1,200)
Market value reserve for surplus inventory	—	—	—	—	—	—	—	(3,233)	3,233	—
Impairment:
Impairment of aircraft	—	—	—	—	—	—	—	(47,421)	47,421	—
Writeoff of Goodwill	—	(8,300)	8,300	—	—	—	—	(9,253)	9,253	—

Total	$(34,382)	$(28,902)	$46,229	$14,027	$(3,028)	$590	$(2,438)	$(80,853)	$73,766	$(9,525)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     OTHER OPERATING ITEMS

      Other operating items consist of the following expenses (income):

      In November 1997, WestAir received written notice from UAL that WestAir’s code share agreement would not be renewed. On several occasions subsequent to November 1997, management sought a reconsideration of UAL’s decision not to renew the WestAir code share agreement. In January 1998, UAL confirmed that it would not reconsider renewing WestAir’s code share agreement upon its expiration. WestAir had significant assets in excess of its needs upon expiration of the agreement on May 31, 1998. Accordingly, by resolution of the Board of Directors on January 10, 1998, the Company recognized a provision to provide for the cost of discontinuation of WestAir operations.

      The Company recorded a provision of $72.1 million in fiscal 1997 for the estimated costs of discontinuing the WestAir, Denver and Pacific Northwest operations and the retirement or sale of aircraft, parts and equipment which were surplus to the needs of Mesa upon the expiration and early termination of this code share agreement with UAL. In addition, UAL’s new code share partners for these markets did not require (and therefore purchase) the Company’s aircraft and equipment associated with these operations. Consequently, the Company recorded a $33.9 million charge in fiscal 1998 to provide for costs to dispose of or reposition certain aircraft, as well as other costs to shut down the Denver system. The actual costs associated with the discontinuance of the WestAir operations was approximately $92.0 million and the remaining unused reserve of $14.0 million was reversed in fiscal 1999.

23.     RELATED PARTY TRANSACTIONS

      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby Mesa would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds to Mesa less a market-based fee. During fiscal 2001, 2000 and 1999, respectively, the Company paid IASG approximately $553,000, $611,000 and $700,000 in commissions on sales of surplus aircraft parts. Additionally, the Company has leased an aircraft auxiliary power unit from IASG at a normal commercial monthly rate of $10,000 or $120,000 per year. In fiscal 1999, the Company paid IASG approximately $250,000 in fees in connection with the shut down of WestAir and distribution and protection of certain of its assets. George Murnane, III, a member of the Board of Directors of Mesa, is a member of executive management and the Board of Directors of IASG.

      The Company provides administrative support, reservation services and office space to Europe by Air, Inc. The Company billed Europe by Air approximately $64,000 and $78,000 for these services during fiscal 2001 and 2000, respectively. Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of the Company, and James Swigart, a member of the Company’s Board of Directors, are Chairman of the Board, and a Director and shareholder of Europe by Air, respectively.

      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and route profitability. Mr. Onrstein, Mr. Swigart and Mr. Murnane are members of Barlow Capital, LLC. The Company paid fees totaling $120,000 and $105,000 to Barlow in fiscal 2000 and 1999, respectively. Under terms of the Barlow agreement, Barlow is required to repay these advisory fees to the Company at such time as Barlow receives financing fees for arranging leasing companies to participate in the Company’s various aircraft financings under this agreement. Barlow received $627,000 and $400,000 of financing fees in fiscal 2001 and 2000, respectively, and repaid the Company $225,000 in fiscal 2001.

      In December 1999, the Company retained Providence Capital, Inc. (“Providence”) to assist with its stock repurchase program as well as other equity trades. Fees and/or commissions totaling approximately $200,000 and $136,000 were paid to Providence during fiscal 2001 and 2000, respectively. Herbert Denton, a member of the Company’s Board of Directors, is the President and Chief Executive Officer of Providence.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 30, 2001 and 2000, the Company had accounts receivable under notes from Mr. Ornstein of $215,408 and $260,252, respectively. Amounts outstanding bear interest at a rate of 7.5% per annum. The promissory note requires payment on a quarterly basis through 2003 or on demand.

      On September 30, 2001 and 2000, the Company had accounts receivable under notes from Michael J. Lotz, Mesa’s President and Chief Operating Officer, of $82,876 and $133,019, respectively. Amounts outstanding bear interest at a rate of 7.5% per annum. The promissory note requires payment on a quarterly basis through 2003 or on demand.

      During fiscal 2001, the Company assisted in the establishment of Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufactures of regional airline equipment. Maurice Parker, a member of the Company’s Board of Directors became the initial President of RAP. During 2001, the Company paid $4,482 of Mr. Parker’s expenses and has a note receivable from RAP of $17,732 at September 30, 2001.

      In September 2001, the Company entered into an agreement to form UFLY, LLC, for the purpose of making strategic investments in US Airways, Inc. The Company will own a 50% share of UFLY, Jonathan Ornstein, the Company’s Chairman and CEO is a shareholder/ owner and managing member. In September 2001, the Company began making investments in USAirways common stock on behalf of the Company and the other investors. At September 30, 2001, the Company had a receivable of $2.6 million from the other investors for such purchases. UFLY, LLC was formally established in October 2001.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth the names and ages of the directors and executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	44	Chairman of the Board, Director, President and Chief Executive Officer
Daniel J. Altobello	61	Director
Herbert A. Denton	54	Director
Ronald R. Fogleman	59	Director
Maurice A. Parker	55	Director
George Murnane III	43	Director
James E. Swigart	50	Director
Julie Silcock	46	Director
Joseph L. Manson	53	Director
Michael J. Lotz	41	President and Chief Operating Officer
Robert B. Stone	45	Chief Financial Officer and Treasurer
Brian Gillman	32	Vice President, General Counsel and Secretary
Jeff P. Poeschl	36	Vice President-Finance
William P. Kostel	38	Vice President of Planning
Michael Ferverda	57	Senior Vice President of Flight Operations
Don Harrison	56	Vice President of Maintenance

Directors

      Biographical information regarding the Company’s directors is set forth below.

      Jonathan G. Ornstein, age 44, was appointed President and Chief Executive Officer of Mesa effective May 1, 1998. Mr. Ornstein became a director on January 29, 1998 and was appointed to the Executive Committee on March 13, 1998. Mr. Ornstein assumed the role of Chairman of the Board on June 9, 1999. On June 21, 2000, Mr. Ornstein relinquished his position as President of the Company. From April 1996 to his joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./ N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, plc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company’s WestAir Holding, Inc., subsidiary.

      Daniel J. Altobello, age 61, has served as a director of the Company since January 29, 1998. Mr. Altobello is the retired Chairman, and a director of Onex Food Services, Inc., the parent corporation of Caterair International, Inc., and LSG/SKY Chefs. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President, Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of

Administration Services. He is a member of the board of directors of American Management Systems, Inc., Colorado Prime Foods, Care First, Inc., Care First of Maryland, Inc., World Airways, Inc., First Union Realty Trust, Friedman, Billings and Ramsey Group, Inc. and SodexhoMarriott, Inc.. He is a trustee of Loyola Foundation, Inc., Mt. Holyoke College, Suburban Hospital Foundation, Inc. and the Woodstock Theological Center at Georgetown University.

      Herbert A. Denton, age 54, has been a director of the Company since January 29, 1998, and a member of the Company’s Executive Committee since February 3, 1998. Mr. Denton is the President of Providence Capital Inc., an investment-banking firm he co-founded in 1991. He also serves on the Board of Directors of Chic by H.I.S., Inc., an apparel manufacturing company, where he is the Chairman of the Compensation Committee.

      General Ronald R. Fogleman, age 59, U.S.A.F. retired, has been a director of the Company since January 29, 1998. General Fogleman has been a member of the Company’s Audit Committee since February 3, 1998, its Executive Committee since March 13, 1998, and its Nominating Committee since April 27, 1998. In September 1997, he retired from the Air Force with the rank of General. He served as Chief of Staff of the United States Air Force from 1994 until 1997 and as Commander-in-Chief of the United States Transportation Command from 1992 until 1994. General Fogleman currently serves on the Board of Directors of North American Airlines, a feeder airline for El Al; Southern Air, a private air transportation company; Rolls Royce of North America; and World Airways.

      Maurice A. Parker, age 55, has been a director of the Company since November 18, 1998, and has been a member of the Compensation Committee since January 22, 1999. From 1978 to January 1997, Mr. Parker served as a Federal Mediator for the National Mediation Board of the United States government. From 1997 to the present, Mr. Parker has worked as an independent arbitrator, mediator and consultant. In 1998, Mr. Parker obtained his Doctorate in Jurisprudence from South Texas College of Law. Mr. Parker became President of Regional Airline Partners in 2001.

      George Murnane III, age 43, has served as a director of the Company since June 8, 1999, and has been a member of the Audit Committee since his election to the board. Mr. Murnane is the President of Barlow Management, Inc. Mr. Murnane is currently the Executive Vice President and Chief Operating Officer and serves on the Board of Directors of International Airline Support Group, Inc., a leading redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. From 1986 to 1995, he was an investment banker with the New York investment banking firm of Merrill Lynch & Co., most recently as a Director in the firm’s Transportation Group.

      James Swigart, age 50, has served as a director since January 29, 1998. Mr. Swigart served as Vice Chairman and a member of the Audit Committee until June 8, 1999. He has been a member of the Nominating Committee since April 27, 1998. Mr. Swigart is a minority shareholder of Barlow Management, Inc., and a minority member of Barlow Capital, LLC. Mr. Swigart is the former President and Chief Executive of Virgin Express, S.A./ N.V., a European airline. Mr. Swigart was appointed a member of the Board of Directors of Virgin Express Holdings, plc on May 22, 1998. From December 1995 to April 1998, Mr. Swigart served as the Chief Financial Officer of Virgin Express Holdings, plc. From April 1996 to April 1998, he served as Chief Financial Officer of Virgin Express, S.A./ N.V. Mr. Swigart served as the Chief Financial Officer of Continental Express Airlines, Inc., from July 1994 to November 1995 and President and controlling shareholder of Hydralign, a manufacturing company for the paper and plastics industries, from September 1993 to July 1994. From 1986 until August 1993, Mr. Swigart served as the Senior Vice President of the Transportation Group at Lehman Brothers. Mr. Swigart previously served as a member of the Board of the Company from December 6, 1993 until August 10, 1994.

      Joseph L. Manson, age 53, has been a director of the Company since July 13, 2001, and a member of the Compensation Committee since October 15, 2001. Mr. Manson is a partner in the Washington, D.C. law firm Verner Lipfert Burnhard McPherson and Hand where he has been employed since 1975.

      Julie Silcock, age 46, has served as a director since July 13, 2001, and has been a member of the Audit Committee since October 15, 2001. Ms. Silcock is currently Managing Director and head of Southwest Investment Banking of Salomon Smith Barney. From August 1997 to November 2000, she served as Managing Director at Donaldson, Lufkin & Jenrette. From January 1984 to August 1997, she was an investment banker with Bear, Stearns & Co., Inc., most recently as a Senior Managing Director.

Executive Officers

      Biographical information regarding the Company’s executive officers who are not also directors of the Company is set forth below.

      Michael J. Lotz, age 41, President and Chief Operating Officer, joined the Company in July 1998. In January 1999, Mr. Lotz became Chief Operating Officer. In August 1999, Mr. Lotz became Mesa’s Chief Financial Officer and in January 2000 returned to the position of Chief Operating Officer. On June 22, 2000, Mr. Lotz was appointed President of the Company. Prior to joining the Company, Mr. Lotz served as Chief Operating Officer of Virgin Express, S.A./ N.V., a position he held from October 1996 to June 1998. Previously, Mr. Lotz was employed by Continental Airlines, Inc., most recently as Vice President of Airport Operations, Properties and Facilities at Continental Express.

      Robert B. Stone, age 45, Chief Financial Officer and Treasurer, joined the Company in January 2000. Prior to joining the Company, Mr. Stone was employed by the Boeing Company for more than 20 years, most recently as Vice President, Financial Planning and Analysis. Mr. Stone obtained his MBA from Pacific Lutheran University and his Bachelor of Arts in Business Administration at the University of Washington.

      Brian Gillman, age 32, Vice President, General Counsel and Secretary, joined the Company in February 2001. From July 1996 to February 2001, he served as Vice President, General Counsel and Secretary of Vanguard Airlines, Inc. in Kansas City, Missouri. From September 1994 to July 1996, Mr. Gillman was corporate associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri. Mr. Gillman received his Juris Doctorate and B.B.A. in Accounting from the University of Iowa in 1994 and 1991, respectively.

      Jeff P. Poeschl, age 36, Vice President-Finance, joined the Company in December 2000. Mr. Poeschl was employed by Deloitte and Touche, LLP in Milwaukee, Wisconsin since 1988, most recently as Senior Manager. Mr. Poeschl obtained his Bachelor of Arts in Business Administration at the University of Wisconsin.

      William P. Kostel, age 38, Vice President of Planning, joined the Company in February 1999. Prior to joining the Company, Mr. Kostel was employed for nine years by American Airlines, where his last position was Director of Fleet Planning at American Eagle. Mr. Kostel obtained his MBA from Texas Christian University and his Bachelor of Science in Engineering from Iowa State University

      Michael Ferverda, age 57, Senior Vice President of Flight Operations, joined the Company in September 1990. Mr. Ferverda has served the Company in several capacities including pilot, Flight Instructor/ Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

      Don Harrison, age 56, Vice President of Maintenance, joined the Company in April 1999, prior to joining the Company, Mr. Harrison was employed at Dimension Aviation from March 1997 to April 1999 as Vice President and General Manager. Prior to joining Dimension Aviation, Mr. Harrison was employed as an aviation consultant for Dee Howard from 1996 to March 1997.

Item 11.     Executive Compensation

      The following table sets forth certain compensation paid or accrued by the Company during the fiscal years ended September 30, 2001, 2000 and 1999 to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose total annual salary and bonuses exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Other
				Annual
		Salary	Bonus	Compensation	Options
Name and Principal Position	Year	($)	($)	($)(1)(2)	(#)

Jonathan G. Ornstein	2001	200,000	315,000	103,519	—
Chief Executive Officer	2000	200,000	840,000	4,615	150,000
	1999	200,000	—	5,128	150,000
Michael J. Lotz	2001	150,000	205,000	134,769	—
President and Chief Operating Officer	2000	119,231	225,000	5,250	150,000
	1999	122,654	90,054	385	300,000
William P. Kostel	2001	79,693	74,000	3,984	—
Vice President of Planning	2000	73,846	59,000	1,769	6,500
	1999	41,731	47,000	—	45,000
Michael Ferverda	2001	81,538	39,000	3,991	15,000
Senior Vice President of Flight	2000	75,000	52,000	3,750	5,400
Operations	1999	75,000	25,500	—	—
Robert Stone	2001	113,461	67,000	3,413	25,000
Chief Financial Officer	2000	73,077	37,000	—	75,000
	1999	—	—	—	—

(1)	These amounts represent the Company’s vested and non-vested contributions to the individual named executive officer’s 401(k) plan account. Under the Company’s 401(k) plan, employees may contribute up to 15% of their annual salary and bonus up to a specified maximum. The Company currently makes matching contributions equal to 50% of employees’ contribution (including officers) with a cap of 10% of the employees’ annual compensation. The Company’s contributions to the 401(k) plans for the fiscal year ended September 30, 2001 were $1.1 million.

(2)	These amounts include deferred compensation accrued by Mr. Ornstein and Mr. Lotz under their deferred compensation agreements.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth for each Named Executive Officer information concerning individual grants of stock options during the 2001 fiscal year.

Potential Realizable
Value at Assumed
		Percent of			Annual Rates of Stock
	Number of	Options			Price Appreciation for
	Securities	Granted to	Exercise		Option Term
	Underlying	Employees in	Price	Expiration
Name	Options	Fiscal Year	($/share)	Date	5%(2)	10%(2)

Michael Ferverda(1)	15,000	2.5%	$8.50	1/29/2011	—	—
Rob Stone	25,000	4.2%	$8.50	1/29/2011	—	—

(1)	Messrs. Ferverda and Stone were each granted options under the Company’s First Amendment to the Restated and Amended Mesa Airline Stock Option Plan. The shares issued under the Mesa Airline Stock Option Plan vest in annual 1/3 increments beginning one year after the date of the grant.

(2)	Potential realizable values shown above represent the potential gains based upon annual compound stock price appreciation of 5% and 10% from September 30, 2001 through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of Mesa and Mesa common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

      The following table sets forth the number of shares covered by both exercisable and unexercisable stock options as of the fiscal year ended September 30, 2001, together with the values for “in-the-money” options which represent the positive spread between the exercise price of any such outstanding stock and the fiscal year end price of the Company’s common stock.

			Number of Unexercised	Value of Unexercised
	Shares		Options at	In-The-Money Options at
	Acquired on	Value	September 30, 2001	September 30, 2001
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Jonathan G. Ornstein	187,467	1,559,063	1,012,533/100,000	$0/$0
Michael J. Lotz	250,000	1,759,265	0/200,000	$0/$0
Robert L. Stone	25,000	214,500	0/75,000	$0/$0
William P. Kostel	20,000	129,325	12,167/19,333	$0/$0
Michael Ferverda	95,667	501,598	16,800/30,600	$0/$0

(1)	Based on the closing price of the Company’s common stock on September 30, 2001 of $3.26 per share, as reported by the NASDAQ National Market.

Compensation of Directors

      Each non-employee director receives a retainer of $10,000 per year. On July 13, 2001, the Board of Directors voted to increase their annual retainer to $15,000 per year. Additionally, board members receive $1,000 per Board of Directors meeting attended in person, $500 per committee meeting attended in person, $500 per Board of Directors meeting attended via telephone and reimbursement of all expenses associated with attending committee or Board of Directors meetings.

      Each non-employee director also participates in the Company’s Outside Director’s Stock Option Plan (the “Plan”). Under the Plan, each non-employee director serving on the board as of April 1, 1998 received (i) 3,000 options to purchase 3,000 shares of Common Stock, plus (ii) the number of options to purchase common stock equivalent to a cash value of $13,000 (increased to $20,000 per year on July 13, 2001) as calculated pursuant to the Black-Scholes valuation method at a risk-free rate of a ten-year zero coupon bond (collectively referred to herein as the “Formula Amount”) effective as of April 1, 1998. Each non-employee director receives an additional Formula Amount on each April 1st thereafter or, if at any time there is an insufficient number of options to make the full Formula Amount allocation, a pro-rata amount of the options available under the Plan shall be granted to each non-employee director.

      Any non-employee director who was not serving as a director as of April 1, 1998, upon the first business day after being appointed as a director, is granted a pro-rata portion of the Formula Amount (“Pro Rata Options”) and options are granted to such director pursuant to the Plan on each succeeding April 1st in the Formula Amount. The amount of Pro Rata Options granted to each new non-employee director are calculated by dividing the number of days prior to April 1st by the number of days in the calendar year and multiplying the quotient by the Formula Amount.

      Each director who is not an employee of the Company also receives free travel on flights operated by the Company for himself and certain family members and, through arrangements with certain major air carriers, receives free or reduced-fare travel on those carriers at no cost to the Company. The Company believes that the directors’ use of free air travel is “de minimis” and therefore did not maintain any records of their travel during fiscal 2001.

Employment Agreements

      The Chief Executive Officer; the President and Chief Operating Officer; the Chief Financial Officer; the Vice President of Planning; President of CCAir, Inc. and the Vice President and General Counsel have each entered into an employment agreement with the Company.

      Effective as of March 14, 2001, Jonathan G. Ornstein and the Company entered into a new employment agreement, providing for Mr. Ornstein to serve as the Chief Executive Officer of the Company for a term of five years ending March 13, 2006. Under Mr. Ornstein’s agreement, Mr. Ornstein receives a base salary of $200,000. The base salary is subject to increase based on increases in the Consumer Price Index, and is subject to annual discretionary increases upon review by the board of directors. Mr. Ornstein also is entitled to an annual bonus, paid quarterly, based on annual performance criteria as set forth in the agreement, and may range from $52,500 to $420,000. Additionally, the board of directors may approve discretionary bonuses. Upon execution of the agreement and each March 14th of each year thereafter during the term of the agreement, the Company is obligated to contribute $200,000, as deferred compensation, to an account for the benefit of Mr. Ornstein. The Company also is obligated to provide Mr. Ornstein with $5,000,000 of term life insurance, the limited use of Company aircraft, and other customary fringe benefits.

      Mr. Ornstein’s employment agreement also provides for the initial grant of stock options to purchase 150,000 shares of Common Stock, with the options vesting in one-third increments over a three-year period, and additional annual option grants of 150,000 shares throughout the term of the agreement. The option exercise price for each option is determined by the market price for the Company’s Common Stock on the date the option is granted. The agreement provides for the Company to make market rate loans to Mr. Ornstein to enable him to pay the exercise price of any option held by him to purchase Common Stock.

      The agreement provides that upon Mr. Ornstein’s disability, as defined in the agreement, Mr. Ornstein will receive on a monthly basis, his base salary, plus an annualized amount equal to his historical bonuses. The Company will make such disability payments for as long as the disability lasts, up to 48 months, and payments will continue to be made even if they extend beyond the term of the agreement. The Company is required to fund a portion of the payments with disability insurance.

      Mr. Ornstein may terminate the agreement following the occurrence of an event constituting “Good Reason.” “Good Reason” is defined as the occurrence of any of the following circumstances: (i) any change by the Company in Mr. Ornstein’s title, or any significant diminishment in his function, duties or responsibilities, (ii) any material uncured breach by the Company; or (iii) a Change in Control (as defined in the agreement) and the expiration of 90 days.

      If Mr. Ornstein’s employment is terminated by the Company without Cause (as defined in the agreement), or by Mr. Ornstein for Good Reason, or by Mr. Ornstein after March 13, 2004, or upon expiration of the term of the agreement, the Company is required to pay all normal accrued amounts, plus $400,000 (that is, twice the normal deferred compensation payment) each March 14th through 2005 in lieu of payments that would have been made under the deferred compensation plan, and severance pay for 36 months at the rate of twice his normal salary and twice his historical bonuses. In addition, the Company has agreed to enter into a consulting agreement with Mr. Ornstein, at Mr. Ornstein’s option, the terms of which will provide for Mr. Ornstein’s retention as a consultant for a period of 10 years from its effective date at the rate of $200,000 per year.

      If any payments received by Mr. Ornstein under the agreement are treated as “golden parachute” payments and are subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Ornstein is entitled to receive “gross up” payments sufficient to cover the excise tax.

      Effective as of March 14, 2001, Michael J. Lotz and the Company entered into a new employment agreement, providing for Mr. Lotz to serve as the President and Chief Operating Officer of the Company for a term of five years ending March 13, 2006. Under Mr. Lotz’s agreement, Mr. Lotz receives a base salary of $175,000. The base salary is subject to increase based on increases in the Consumer Price Index, and is subject to annual discretionary increases upon review by the board of directors. Mr. Lotz also is entitled to an annual bonus, paid quarterly based on annual performance criteria as set forth in the agreement and may range from

$40,000 to $320,000. Additionally, the board of directors may approve discretionary bonuses. Upon execution of the agreement and each March 14th of each year thereafter during the term of the agreement, the Company is obligated to contribute $175,000, as deferred compensation, to an account for the benefit of Mr. Lotz. The Company also is obligated to provide Mr. Lotz with $2,000,000 of term life insurance, the limited use of Company aircraft, and other customary fringe benefits.

      Mr. Lotz’s employment agreement also provides for the initial grant of stock options to purchase 100,000 shares of Common Stock, with the options vesting in one-third increments over a three-year period, and additional annual option grants of 150,000 shares throughout the term of the agreement. The option exercise price for each option is determined by the market price for the Company’s Common Stock on the date the option is granted. The agreement provides for the Company to make market rate loans to Mr. Lotz to enable him to pay the exercise price of any option held by him to purchase Common Stock.

      The agreement provides that upon Mr. Lotz’s disability, as defined in the agreement, Mr. Lotz will receive on a monthly basis, his base salary, plus an annualized amount equal to his historical bonuses. The Company will make such disability payments for as long as the disability lasts, up to 48 months, and payments will continue to be made even if they extend beyond the term of the agreement. The Company is required to fund a portion of the payments with disability insurance.

      Mr. Lotz may terminate the agreement following the occurrence of an event constituting “Good Reason.” “Good Reason” is defined as the occurrence of any of the following circumstances: (i) any change by the Company in Mr. Lotz’s title, or any significant diminishment in his function, duties or responsibilities, (ii) any material uncured breach by the Company; or (iii) a Change in Control (as defined in the agreement) and the expiration of 90 days.

      If Mr. Lotz’s employment is terminated by the Company without Cause (as defined in the agreement), or by Mr. Lotz for Good Reason, or by Mr. Lotz after March 13, 2004, or upon expiration of the term of the agreement, the Company is required to pay all normal accrued amounts, plus $350,000 (that is, twice the normal deferred compensation payment) each March 14th through 2005 in lieu of payments that would have been made under the deferred compensation plan, and severance pay for 36 months at the rate of twice his normal salary and twice his historical bonuses. In addition, the Company has agreed to enter into a consulting agreement with Mr. Lotz, at Mr. Lotz’s option, the terms of which will provide for Mr. Lotz’s retention as a consultant for a period of 10 years from its effective date at the rate of $150,000 per year.

      If any payments received by Mr. Lotz under the agreement are treated as “golden parachute” payments and are subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Lotz is entitled to receive “gross up” payments sufficient to cover the excise tax.

      After the attacks on September 11, 2001, Mr. Ornstein and Mr. Lotz agreed to take a 50% pay cut for 90 days. The pay cut was extended indefinitely until such time as the Company returns to profitability.

      Upon their appointment as Chief Financial Officer, Vice President of Planning, President of CCAir, Inc. and Vice President and General Counsel, respectively, each of Messrs. Stone, Kostel, Leake and Gillman and the Company entered into employment agreements. Mr. Stone’s, Mr. Kostel’s, Mr. Leak’s and Mr. Gillman’s employment agreements provide for cash and non-cash compensation. Messrs. Stone, Kostel, Leake and Gillman receive a base salary of $125,000, $80,000, $120,000 and $110,000, respectively, and are eligible to receive quarterly bonuses of varying minimum amounts ranging from at least 5% to at least 25% of their respective base salaries. Further, Mr. Stone’s, Mr. Kostel’s, Mr. Leake’s and Mr. Gillman’s employment agreements differ from Mr. Ornstein’s and Mr. Lotz’s with respect to lump sum payments due to each of them upon termination by the Company Without Good Cause or by either of them for Good Reason and with respect to the retention of either of them as consultants thereafter.

Compensation Committee Interlocks

      During fiscal 2001, the Compensation Committee consisted of Daniel J. Altobello and Maurice A. Parker. None of the members of the committee held any executive officer position or other employment with the Company prior to or during such service.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 11, 2001 by (i) each director of the Company, (ii) each of the Company’s executive officers (the “Named Executive Officers”), (iii), each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock and (iv) all directors and executive officers as a group.

      The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the “Commission”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 11, 2001 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and the address of the listed beneficial owner is that of the Company. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

The table that follows is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission.

	Amount and Nature of
	Beneficial Ownership

Name and Address of		Options/
Beneficial Owner	Shares	Warrants(1)	Total(1)	Percent(1)

Jonathan G. Ornstein(2)	215,212	975,533	1,190,533	3.60
James E. Swigart(3)	129,844	47,097	176,941	*
Daniel J. Altobello	1,000	31,562	32,562	*
Herbert A. Denton(4)	50,000	732	50,732	*
Ronald R. Fogleman	200	37,305	37,505	*
Joseph L. Manson(5)	2,000	4,188	6,188	*
George Murnane III(6)	61,000	6,475	67,475	*
Maurice Parker	2,000	20,344	22,344	*
Julie Silcock	0	4,188	4,188	*
Michael J. Lotz	1,000	0	1,000	*
Michael Ferverda	1,000	33,800	34,800	*
Robert L. Stone	3,000	33,334	36,334	*
William P. Kostel	0	20,000	20,000	*
Wisconsin Investment Board P.O. Box 7842 Madison, Wisconsin 53702.	3,290,000	—	3,290,000	9.95
Franklin Advisors, Inc 777 Mariners Blvd San Mateo, CA 94404.	2,473,700	—	2,473,700	7.48
Dimensional Fund Advisors, Inc 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401-1038.	2,307,979	—	2,129,879	6.44
Wellington Management Company, LLP75 State Street Boston, MA 02109	3,326,100	—	3,326,100	10.06
Vanguard Explorer Fund P.O. Box 2600 Valley Forge, Pennsylvania 19482-2600	2,037,800	—	2,037,800	6.17
All directors and officers as a group (13 individuals)	466,256	1,214,558	1,680,814	5.09

(1)	Includes options and warrants exercisable on December 15, 2001 or within 60 days thereafter. Holdings of less than 1% are indicated by “*”. Based upon 33,048,988 shares issued and outstanding as of December 11, 2001.

(2)	Includes 40,000 shares of common stock held by Barlow Management, Inc. Mr. Ornstein is the majority shareholder of Barlow Management, Inc. Mr. Ornstein disclaims beneficial ownership of such shares to the extent exceeding his proportionate interest in such entity. Includes 135,212 shares held by Mr. Ornstein’s children, mother and spouse.

(3)	Includes 40,000 shares of common stock held by Barlow Management, Inc. Mr. Swigart is a shareholder of Barlow Management, Inc. Mr. Swigart disclaims beneficial ownership of such shares to the extent exceeding his proportionate interest in such entity. Also includes 9,729 shares held by Mr. Swigart’s children.

(4)	Includes shares of common stock held in the name of Providence Investors and Athena Family Partners. As such, he claims beneficial ownership of the shares held by these entities to the extent of his proportional interest therein.

(5)	Includes 2,000 shares held by Barrow Grocery Co.

(6)	Includes 40,000 shares of common stock held by Barlow Management, Inc. Mr. Murnane is the President of Barlow Management, Inc. Mr. Murnane disclaims beneficial ownership of such shares to the extent exceeding his proportionate interest in such entity.

Item 13.     Certain Relationships and Related Transactions

      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby Mesa would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds to Mesa less a market-based fee. During fiscal 2001, 2000 and 1999, respectively, the Company paid IASG approximately $553,000, $611,000 and $700,000 in commissions on sales of surplus aircraft parts. Additionally, the Company has leased an aircraft auxiliary power unit from IASG at a normal commercial monthly rate of $10,000 or $120,000 per year. In fiscal 1999, the Company paid IASG approximately $250,000 in fees in connection with the shut down of Westair and distribution and protection of certain of its assets. George Murnane, III, a member of the Board of Directors of Mesa, is a member of executive management and the Board of Directors of IASG.

      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and route profitability. Mr. Onrstein, Mr. Swigart and Mr. Murnane are members of Barlow Capital, LLC. The Company paid fees totaling $120,000 and $105,000 to Barlow in fiscal 2000 and 1999, respectively. Under terms of the Barlow agreement, Barlow is required to repay these advisory fees to the Company at such time as Barlow receives financing fees for arranging leasing companies to participate in the Company’s various aircraft financings under this agreement. Barlow received $627,000 and $400,000 of financing fees in fiscal 2001 and 2000, respectively, and repaid the Company $225,000 in fiscal 2001.

      In December 1999, the Company retained Providence Capital, Inc. (“Providence”) to assist with its stock repurchase program as well as other equity trades. Fees and/or commissions totaling approximately $200,000 and $136,000 were paid to Providence during fiscal 2001 and 2000, respectively. Herbert Denton, a member of the Company’s Board of Directors, is the President and Chief Executive Officer of Providence.

      The Company provides administrative support, reservation services and office space to Europe by Air, Inc. The Company billed Europe by Air approximately $64,000 and $78,000 for these services during fiscal 2001 and 2000, respectively. Jonathan Ornstein, Chairman of the Board and Chief Executive Officer of the Company, and James Swigart, a member of the Company’s Board of Directors, are Chairman of the Board, and a Director and shareholder of Europe by Air, respectively.

      On September 30, 2001 and 2000, the Company had accounts receivable under notes from Mr. Ornstein of $215,408 and $260,252, respectively. Amounts outstanding bear interest at a rate of 7.5% per annum. The promissory note requires payment on a quarterly basis through 2003 or on demand.

      On September 30, 2001 and 2000, the Company had accounts receivable under notes from Mr. Lotz of $82,876 and $133,019, respectively. Amounts outstanding bear interest at a rate of 7.5% per annum. The promissory note requires payment on a quarterly basis through 2003 or on demand.

      During fiscal 2001, the Company assisted in the establishment of Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufactures of regional airline equipment. Maurice Parker, a member of the Company’s Board of Directors became the initial President of RAP. During 2001, the Company paid $4,482 of Mr. Parker’s expenses and has a note receivable from RAP of $17,732 at September 30, 2001.

      In September 2001, the Company entered into an agreement to form UFLY, LLC, for the purpose of making strategic investments in US Airways, Inc. The Company will own a 50% share of UFLY, Jonathan

Ornstein, the Company’s Chairman and CEO is a shareholder/owner and managing member. In September 2001, the Company began making investments in USAirways common stock on behalf of the Company and the other investors. At September 30, 2001, the Company had a receivable of $2.6 million from the other investors for such purchases. UFLY, LLC was formally established in October 2001.

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

2. Reports on Form 8-K

3. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Mesa Air Holdings, Inc. dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Mesa Air Group, Inc., as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference
5.1	Mesa Air Group, Inc. Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	Outside Directors’ Stock Option Plan	Filed as Appendix B to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.3	Employee Stock Option Plan, as amended	Filed as Appendix C to Registrant’s Definitive Proxy Statement, dated June 19, 1998
10.1	Agreement between Beech Aircraft Corporation and Mesa Airlines, Inc., dated April 30, 1990	Filed as Exhibit 10.30 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
10.2	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.41 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference

Exhibit
Number	Description	Reference

10.3	Agreement Relating to the Settlement of Interline Accounts through Airlines Clearing House, Inc., between Airlines Clearing House, Inc. and Mesa Airlines, Inc., dated September 2, 1981	Filed as Exhibit 10.45 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
10.4	Agreement between Beech Aircraft Corporation and Mesa Airlines, Inc., dated September 18, 1991	Filed as Exhibit 10.42 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.5	Agreement between USAirways, Inc. and Air Midwest, Inc.	Filed as Exhibit 10.43 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.6	Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.7	(1) Codeshare Agreement between Mesa Airlines, Inc. and Frontier Airlines, Inc.	Filed herewith
10.8	Sublease agreement between Trans States Airlines, Inc. and Air Midwest, Inc.	Filed as Exhibit 10.45 to Form 10-K for fiscal year ended September 30, 1992, Commission File No. 0-15495, incorporated herein by reference
10.9	Agreement between Beech Aircraft Corporation, Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., dated August 21, 1992	Filed as Exhibit 10.47 to Form 10-K for fiscal year ended September 30, 1992, Commission File No. 0-15495, incorporated herein by reference
10.10	Original Agreement to Lease dated as of April 27, 1987 between NPA, Inc. (“NPA”) and British Aerospace, Inc. (“BAe”) with a Letter to FG Holdings, Inc. (“FGH”) dated March 11, 1988 and Amendment No. 1 to Agreement to Lease dated as of March 3, 1988 between BAe and FGH	Filed as Exhibit 10.44 to WestAir Holding, Inc.’s Registration Statement on Form S-1, Commission File No. 33-24316, incorporated herein by reference
10.11	Side Letter Agreement to NPA from JACO dated June 4, 1987	Filed as Exhibit 10.48 to WestAir Holding, Inc.’s Registration Statement on Form S-1, Commission File No. 33-24316, incorporated herein by reference
10.12	Supplemental Agreement No. 9/03/94 Beechcraft 1900 D Airliner Acquisition Master Agreement between Mesa Airlines, Inc., Beech Aircraft Corporation and Beech Acceptance Corporation, Inc., dated as of September 23, 1994	Filed as Exhibit 10.66 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.13	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495

Exhibit
Number	Description	Reference

10.14	Asset Purchase Agreement dated July 29, 1994 among Pennsylvania Commuter Airlines, Inc., d.b.a. Allegheny Commuter Airlines, USAirways Leasing and Services, Inc., and Mesa Airlines, Inc.	Filed as Exhibit 10.68 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.15	Purchase Agreement B95-7701-PA-200 between Bombardier Inc. and Mesa Airlines, Inc.	Filed as Exhibit 10.79 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1995
10.16	Bombardier Regional Aircraft Division Purchase Agreement CRJ-0351 between Bombardier Inc. and Mesa Air Group, Inc.	Filed as Exhibit 10.83 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1996
10.17	Master purchase agreement between Bombardier, Inc. and Mesa Air Group, Inc., dated May 18, 2001 (certain portions deleted pursuant to confidential treatment request)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.18	Letter of Understanding between Mesa Air Group, Inc. and Raytheon Aircraft Company (RAC) dated April 12, 1996	Filed as Exhibit 10.81 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1996
10.19	Supplemental Agreement No. 05/22/96, Beechcraft 1900D Airliner Acquisition Master Agreement between Mesa Air Group, Inc., Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation	Filed as Exhibit 10.82 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1997
10.20	Aircraft Option Exercise B97-7701-RJTL-3492L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc. (Certain portions deleted pursuant to confidential treatment request)	Filed as Exhibit 10.84 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.21	Bombardier Regional Aircraft Division Settlement Agreement B97-7701-RJTL-3493L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc.	Filed as Exhibit 10.85 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.22	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.23	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed herewith
10.24	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein	Filed herewith
10.25	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz	Filed herewith
10.26	Form of Employment Agreement entered into by and between Mesa Air Group, Inc. and Robert Stone, Carter Leake and Brian Gillman	Filed herewith
18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001

Exhibit
Number	Description	Reference

21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
23.2	Independent Auditors’ Consent of KPMG LLP	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ JONATHAN G. ORNSTEIN

Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROBERT L. STONE

Robert L. Stone
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JEFF P. POESCHL

Jeff P. Poeschl
Vice President — Finance
(Principal Accounting Officer)

Dated: December 28, 2001

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONATHAN G. ORNSTEIN and JEFF P. POESCHL, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 28, 2001

/s/ JAMES E. SWIGART James E. Swigart	Director	December 28, 2001

/s/ DANIEL ALTOBELLO Daniel J. Altobello	Director	December 28, 2001

/s/ HERBERT DENTON Herbert A. Denton	Director	December 28, 2001

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	December 28, 2001

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 28, 2001

/s/ GEORGE MURNANE III George Murnane, III	Director	December 28, 2001

/s/ JULIE SILCOCK Julie Silcock	Director	December 28, 2001

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 28, 2001

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Mesa Air Holdings, Inc. dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Mesa Air Group, Inc., as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference
5.1	Mesa Air Group, Inc. Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	Outside Directors’ Stock Option Plan	Filed as Appendix B to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.3	Employee Stock Option Plan, as amended	Filed as Appendix C to Registrant’s Definitive Proxy Statement, dated June 19, 1998
10.1	Agreement between Beech Aircraft Corporation and Mesa Airlines, Inc., dated April 30, 1990	Filed as Exhibit 10.30 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
10.2	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.41 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
10.3	Agreement Relating to the Settlement of Interline Accounts through Airlines Clearing House, Inc., between Airlines Clearing House, Inc. and Mesa Airlines, Inc., dated September 2, 1981	Filed as Exhibit 10.45 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
10.4	Agreement between Beech Aircraft Corporation and Mesa Airlines, Inc., dated September 18, 1991	Filed as Exhibit 10.42 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.5	Agreement between US Airways, Inc. and Air Midwest, Inc.	Filed as Exhibit 10.43 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.6	Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.7	(1)Codeshare Agreement between Mesa Airlines, Inc. and Frontier Airlines, Inc.	Filed herewith

Exhibit
Number	Description	Reference

10.8	Sublease agreement between Trans States Airlines, Inc. and Air Midwest, Inc.	Filed as Exhibit 10.45 to Form 10-K for fiscal year ended September 30, 1992, Commission File No. 0-15495, incorporated herein by reference
10.9	Agreement between Beech Aircraft Corporation, Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., dated August 21, 1992	Filed as Exhibit 10.47 to Form 10-K for fiscal year ended September 30, 1992, Commission File No. 0-15495, incorporated herein by reference
10.10	Original Agreement to Lease dated as of April 27, 1987 between NPA, Inc. (“NPA”) and British Aerospace, Inc. (“BAe”) with a Letter to FG Holdings, Inc. (“FGH”) dated March 11, 1988 and Amendment No. 1 to Agreement to Lease dated as of March 3, 1988 between BAe and FGH	Filed as Exhibit 10.44 to WestAir Holding, Inc.’s Registration Statement on Form S-1, Commission File No. 33-24316, incorporated herein by reference
10.11	Side Letter Agreement to NPA from JACO dated June 4, 1987	Filed as Exhibit 10.48 to WestAir Holding, Inc.’s Registration Statement on Form S-1, Commission File No. 33-24316, incorporated herein by reference
10.12	Supplemental Agreement No. 9/03/94 Beechcraft 1900 D Airliner Acquisition Master Agreement between Mesa Airlines, Inc., Beech Aircraft Corporation and Beech Acceptance Corporation, Inc., dated as of September 23, 1994	Filed as Exhibit 10.66 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.13	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.14	Asset Purchase Agreement dated July 29, 1994 among Pennsylvania Commuter Airlines, Inc., d.b.a. Allegheny Commuter Airlines, USAirways Leasing and Services, Inc., and Mesa Airlines, Inc.	Filed as Exhibit 10.68 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.15	Purchase Agreement B95-7701-PA-200 between Bombardier Inc. and Mesa Airlines, Inc.	Filed as Exhibit 10.79 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1995
10.16	Bombardier Regional Aircraft Division Purchase Agreement CRJ-0351 between Bombardier Inc. and Mesa Air Group, Inc.	Filed as Exhibit 10.83 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1996
10.17	Master purchase agreement between Bombardier, Inc. and Mesa Air Group, Inc., dated May 18, 2001 (certain portions deleted pursuant to confidential treatment request)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.18	Letter of Understanding between Mesa Air Group, Inc. and Raytheon Aircraft Company (RAC) dated April 12, 1996.	Filed as Exhibit 10.81 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1996
10.19	Supplemental Agreement No. 05/22/96, Beechcraft 1900D Airliner Acquisition Master Agreement between Mesa Air Group, Inc., Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation	Filed as Exhibit 10.82 to Mesa Air Group, Inc. Form 10-Q for the quarter ended March 31, 1997

Exhibit
Number	Description	Reference

10.20	Aircraft Option Exercise B97-7701-RJTL-3492L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc. (Certain portions deleted pursuant to confidential treatment request)	Filed as Exhibit 10.84 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.21	Bombardier Regional Aircraft Division Settlement Agreement B97-7701-RJTL-3493L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc.	Filed as Exhibit 10.85 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.22	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.23	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed herewith
10.24	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein	Filed herewith
10.25	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz	Filed herewith
10.26	Form of Employment Agreement entered into by and between Mesa Air Group, Inc. and Robert Stone, Carter Leake and Brian Gillman	Filed herewith
18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
23.2	Independent Auditors’ Consent of KPMG LLP	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.