Form 10-Q
period 2001-12-31
MESA AIR GROUP INC
filed 2002-02-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended December 31, 2001

OR

Transition Report Pursuant to Section 13 or 15(d)

of Securities Exchange Act of 1934

Commission File Number 0-15495

MESA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0302351 (I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona (Address of principal executive offices)	85008 (Zip code)

Registrant’s telephone number, including area code:	(602) 685- 4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes           No

On February 8, 2002 the registrant had outstanding 33,088,017 shares of Common Stock.

INDEX

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2001	2000

Operating revenues:

Passenger	$107,761	$129,826

Freight and other	3,473	3,450

Total operating revenues	111,234	133,276

Operating expenses:

Flight operations	59,024	67,587

Maintenance	21,995	24,747

Aircraft and traffic servicing	10,379	13,774

Promotion and sales	3,247	6,038

General and administrative	9,182	7,503

Depreciation and amortization	2,689	3,769

Total operating expenses	106,516	123,418

Operating income	4,718	9,858

Other income (expense):

Interest expense	(2,143)	(4,110)

Interest income	205	460

Other income	4,744	3,220

Total other income (expense)	2,806	(430)

Income before income taxes and minority interest	7,524	9,428

Income taxes	2,972	3,720

Income before minority interest	4,552	5,708

Minority interest	(886)	—

Net income	$3,666	$5,708

Income per common share:

Basic	$0.11	$0.18

Diluted	$0.11	$0.18

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share amounts)

	December 31,	September 30,
	2001	2001

ASSETS

Current Assets:

Cash and cash equivalents	$69,366	$74,504

Marketable securities	26,546	8,793

Receivables, primarily traffic, net	39,399	29,449

Expendable parts and supplies, net	30,225	31,449

Aircraft and parts held for sale	63,295	63,161

Prepaid expenses and other current assets	7,349	16,392

Deferred income taxes	14,292	17,264

Total current assets	250,472	241,012

Property and equipment, net	123,787	122,431

Lease and equipment deposits	24,881	21,277

Deferred income taxes	23,600	23,600

Aircraft held for sale	13,100	13,100

Other assets	3,048	2,566

Total assets	$438,888	$423,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$52,927	$52,927

Note payable – bank	20,000	20,000

Accounts payable	47,749	45,193

Air traffic liability	3,775	3,506

Accrued compensation	4,311	3,893

Other accrued expenses	33,170	31,597

Total current liabilities	161,932	157,116

Long-term debt, excluding current portion	116,509	117,950

Deferred credits	47,478	45,155

Other noncurrent liabilities	591	639

Total liabilities	326,510	320,860

Minority interest	5,583	—

Stockholders’ equity:

Common stock of no par value, 75,000,000 shares authorized; 33,054,750 and 33,049,183 shares issued and outstanding, respectively	119,390	119,387

Retained earnings	(12,595)	(16,261)

Total stockholders’ equity	106,795	103,126

Total liabilities, minority interest and stockholders’ equity	$438,888	$423,986

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	December 31,	December 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,666	$5,708

Adjustments to reconcile net income to net cash flows provided by (used in ) operating activities:

Depreciation and amortization	2,689	3,769

Deferred income taxes	2,972	3,720

Amortization of deferred credits	(927)	(339)

Provision for obsolete inventory	—	(500)

Provision for doubtful accounts	—	27

Minority interest	886	—

Unrealized (gain) loss on investment securities	(3,314)	(1,370)

Changes in assets and liabilities:

Net (purchases) sales of investment securities	(14,742)	(5,289)

Receivables	(9,950)	3,428

Inventories	1,090	(6,110)

Prepaid expenses and other current assets	9,043	2,361

Accounts payable	2,556	(4,062)

Other accrued liabilities	2,212	(572)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(3,819)	771

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,045)	(6,891)

Change in other assets	(482)	(3,072)

Lease and equipment deposits	(3,604)	(205)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(8,131)	(10,168)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(1,441)	(1,445)

Proceeds from issuance of common stock	3	48

Common stock purchased and retired	—	(2,695)

Change in deferred credits	3,250	(263)

Contribution from minority interest of consolidated subsidiary	5,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,812	(4,355)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,138)	(13,752)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,504	26,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,366	$12,651

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$2,442	$4,110

Cash paid for income taxes	313	541

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

The accompanying unaudited consolidated financial statements of Mesa Air Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three-month periods have been made. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2001.

The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries, Mesa Airlines, Inc., WestAir Holdings, Inc., Air Midwest, Inc., CCAIR, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc. and MPD, Inc. as well as the accounts of UFLY, LLC, a 50% owned subsidiary of which the Company is able to exercise significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Minority Interest

In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. The Company owns 50% of UFLY, Jonathan Ornstein, the Company’s Chairman and CEO is a shareholder/owner and managing member. In September 2001, the Company began making investments in USAirways common stock on behalf of the Company and the other investors. At September 30, 2001, the Company had a receivable of $2.6 million from the other investors for such purchases. UFLY, LLC was formally established in October 2001. In the first quarter of fiscal 2002, UFLY was capitalized with $10 million and amounts due from the other members totaling $5 million were received. Amounts included in the consolidated statements of income as minority interest reflects the after tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

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

From time to time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities or to hedge long positions in those securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $5.5 and $3.5 million at December 31, 2001 and September 30, 2001, respectively. Unrealized gains and (losses) relating to trading securities held at December 31, 2001 and September 30, 2000 were $3.3 million and ($8.0) million, respectively.

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

Due to the economic slowdown and the effects of the terrorist attacks in the fourth quarter of fiscal 2001, the Company performed an asset impairment test under the provisions of SFAS 121 related to its B1900 turboprop aircraft. Upon discerning impairment, the Company wrote off approximately $40.7 million related to its B1900 fleet. The charge is comprised of an impairment loss of $37.3 million related to 30 B1900D aircraft the Company is planning to continue to fly and an additional market impairment of $3.1 million on six aircraft the Company is holding for sale, but does not have the contractual right to return to the vendor at a specified price. The assets were written down to their estimated fair market value based upon appraisals.

In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft at its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge at September 30, 2001. The charge is comprised of $3.6 million related to the present value of the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $.1 million related to costs to return the aircraft.

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

The changes in the impairment and restructuring charges for the period ended December 31, 2001 are included below:

	Reserve			Reserve		Reserve
	Oct. 1,			Sept. 30,		Dec. 31,
Charge	2000	Provision	Utilized	2001	Utilized	2001

Restructuring:

Severance and other	$(236)	$—	$236	$—	$—	$—

Costs to return aircraft	(2,202)	(16,136)	13,623	(4,715)	208	(4,507)

Jetstream Super 31 lease payments	—	(3,610)	—	(3,610)	—	(3,610)

Cancellation of maintenance agreement	—	(1,200)	—	(1,200)	—	(1,200)

Market value reserve for surplus inventory	—	(3,233)	3,233	—	—	—

Impairment:

Impairment of aircraft	—	(47,421)	47,421	—	—	—

Writeoff of Goodwill	—	(9,253)	9,253	—	—	—

Total	$(2,438)	$(80,853)	$73,766	$(9,525)	$208	$(9,317)

6.	Long-Term Debt

At December 31, 2001, Mesa has 21 surplus Beech 1900D aircraft classified as held for sale. Of the 21, the Company has a put option to return 15 to the manufacturer. Unpaid debt totaling $46.4 million associated with the put aircraft are classified as a current liability in the accompanying consolidated balance sheet.

7.	Weighted Average Shares Outstanding

(in thousands)	Three Months
	Ended December 31,
	2001	2000

Weighted average shares – basic	32,796	31,921

Weighted average shares – diluted	33,030	32,509

8.	Reclassifications

Certain amounts previously reported have been reclassified to conform with the current presentation.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

GENERAL

Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa”) is an independently owned regional airline serving 153 cities in 38 states, the District of Columbia, Canada and Mexico. Mesa operates a fleet of 117 aircraft and has approximately 832 daily departures.

Mesa’s airline operations are conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. (“MAI”), a wholly owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. (“America West”), as USAirways Express under code-sharing agreements with USAirways, Inc. (“USAirways”) and as Frontier JetExpress with Frontier Airlines, Inc. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with USAirways and flies as USAirways Express and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. CCAIR, Inc. (“CCAIR”), a wholly owned subsidiary of Mesa, operates under a code-share agreement with USAirways that permits CCAIR to operate under the name USAirways Express and to charge their joint passengers on a combined basis with USAirways.

For the quarter ended December 31, 2001, approximately 75% of Mesa’s airline revenues were derived from cost plus agreements. All of MAI’s America West Express operations and USAirways Express jet operations are on a cost plus basis. The percentage of revenue generated under cost plus agreements is expected to increase beyond the current fiscal year as Mesa adds additional regional jets to its America West Express and USAirways Express operations. The Company’s code-sharing agreement with America West expires in 2012. The Company’s code-sharing agreements with USAirways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares.

During fiscal 2002 several significant events have occurred:

The Company reached an agreement with lessors to provide financing for up to 20 64-seat Bombardier CRJ-700 and 80-seat 900 aircraft to be delivered late in the third quarter of fiscal 2002. Mesa has orders for 40 of the CRJ-700/900 aircraft to be operated under a contract with America West Airlines. The aircraft are larger versions of the CRJ-200, which Mesa currently operates.

America West Airlines, one of the Company’s major code-share partners, received approval for $440 million in government backed financing, dramatically improving its liquidity position.

On February 13th the Company entered into short-term operating leases on two Bombardier CRJ-200 aircraft and anticipates delivery on Friday, February 15th, subject to final closing procedures and documentation. The additional aircraft will increase the Company's near-term capacity and provide additional flexibility to its code share partners.

The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended
	December,	December,
	2001	2000

Passengers	1,132,070	1,222,361

Available seat miles (000’s)	751,098	812,579

Revenue passenger miles (000’s)	412,035	451,025

Load factor	54.9%	55.5%

Yield per revenue passenger mile (cents)	26.4	29.2

Revenue per available seat mile (cents)	14.5	16.4

Operating cost per available seat mile (cents)	14.0	15.2

Average stage length (miles)	277	266

Number of operating aircraft in fleet	117	131

Gallons of fuel consumed	20,092,440	21,418,565

Block hours flown	82,105	100,663

Departures	69,127	83,673

FINANCIAL DATA

	Three Months Ended
	December 31, 2001		December 31, 2000
	Costs per	% of total	Costs per	% of total
	ASM (cents)	Revenues	ASM (cents)	Revenues
Flight operations	7.9	53.1%	8.3	50.7%

Maintenance	2.9	19.8%	3.0	18.6%

Aircraft and traffic servicing	1.4	9.3%	1.7	10.3%

Promotion and sales	0.4	2.9%	0.7	4.5%

General and administrative	1.2	8.3%	0.9	5.6%

Depreciation and amortization	0.4	2.4%	0.5	2.8%

Total operating expenses	14.2	95.8%	15.2	92.6%

Interest expense	0.3	1.9%	0.5	3.1%

RESULTS OF OPERATIONS

Operating Revenues:

In the quarter ended December 31, 2001, operating revenues decreased by $22.0 million (16.5%), as compared to the quarter ended December 31, 2000. This decrease was primarily due to the 7.6% decrease in capacity, as measured by available seat miles (“ASM’s”) and the 7.4% decrease in passenger traffic system wide. These decreases were primarily a result of contractions in frequencies in the Company’s jet operations and the decline of prorate traffic as a result of the events of September 11th.

Operating Expenses

Flight Operations

In the quarter ended December 31, 2001, flight operations expense decreased 12.7% to $59.0 million (7.9 cents per ASM) from $67.6 million (8.3 cents per ASM) from the comparable period in 2000. The decrease is primarily attributable to the reduction in flying as a result of the terrorist attacks of September 11th. The decrease, on an ASM basis, was primarily due to the decrease in the price of fuel.

Maintenance Expense

In the quarter ended December 31, 2001, maintenance expense decreased 11.1% to $22.0 million (2.9 cents per ASM) from $24.7 million (3.0 cents per ASM) for the comparable period in 2000. The decrease in maintenance costs is primarily the result of the timing of certain scheduled engine overhauls that were postponed until the second quarter and the overall decrease in capacity (ASM’s).

Aircraft and Traffic Service Expense

In the quarter ended December 31, 2001, aircraft and traffic servicing expense decreased by 24.6% to $10.4 million (1.4 cents per ASM) from $13.8 million (1.7 cents per ASM) during the first quarter of fiscal 2001. The decrease in aircraft and traffic service expense is primarily due to the decreased number of departures and, as a result, headcount required as a result of the events of September 11th.

Promotion and Sales

In the quarter ended December 31, 2001, promotion and sales expense decreased 46.2% to $3.2 million (0.4 cents per ASM) from $6.0 million (0.7 cents per ASM) from the prior year’s comparable quarter. The decrease is primarily a result of the decrease in booking fees and franchise fees paid to the Company’s Code Share partners as a result of the decrease in passenger traffic. Also, Mesa’s contract with America West and our Jet Contract with USAirways eliminates booking fees and travel agency commissions being charged directly to Mesa and as such, these costs per ASM are expected to decline as the America West Express and USAirways jet operations grow.

General and Administrative Expense

In the quarter ended December 31, 2001, general and administrative expense increased 22.4% to $9.2 million (1.2 cents per ASM) from $7.5 million (0.9 cents per ASM) during the comparable quarter of the previous fiscal year. The increase in the quarter is primarily due to higher passenger liability insurance premiums as a result of the events of September 11th and increases in property taxes associated with the additional jets added to Mesa’s fleet since the first quarter of fiscal 2001.

Depreciation and Amortization

In the quarter ended December 31, 2001, depreciation and amortization decreased 28.7% to $2.7 million (0.4 cents per ASM) as compared to $3.8 million (0.5 cents per ASM) for the quarter ended December 31, 2000. The decrease is primarily due to the cessation of depreciation on aircraft held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. The Company also is no longer incurring goodwill amortization expense as all remaining goodwill was written off at September 30, 2001.

Interest Expense

The decrease in interest expense of $2.0 million from $4.1 million in the first quarter of fiscal 2001 to $2.1 million in the first quarter of fiscal 2002 is due to reduced interest rates as majority of the Company’s B1900D fleet is financed at variable interest rates.

Other Income

In the quarter ended December 31, 2001, other income increased 47.3% to $4.7 million as compared to $3.2 million for the quarter ended December 31, 2000. Amounts included in other income primarily represent investment gains and losses in the period.

Minority Interest

Amounts included in minority interest reflects the after tax portion of earnings of UFLY, LLC. that are applicable to the minority interest partners. In the quarter ended December 31, 2001, UFLY had realized and unrealized gains of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, Mesa’s cash and cash equivalents and marketable securities totaled $95.9 million, compared to $83.3 million at September 30, 2001. During the period, the Company received $5 million from the Minority Interest partners of UFLY, had investment gains totaling $4.6 million and received deposits back from aircraft manufacturers of $3.6 million. These cash inflows were offset by the purchase of aircraft parts and equipment totaling approximately $4.0 million. Mesa’s cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions. In addition, the Company has a $35 million line of credit facility with Fleet Capital. There was $20 million outstanding on the line as of December 31, 2001. On January 29, 2002, the Company repaid $5.0 million of the $20 million drawn on the line of credit.

Mesa had receivables of approximately $39.4 million at December 31, 2001, which consisted primarily of amounts due from code-sharing partners America West and USAirways and passenger ticket receivables due through the Airline Clearing House. Under the terms of the USAirways agreement, Mesa receives a substantial portion of its revenues through the clearinghouse.

Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code share agreements; the inability of a code-share partner to meet its obligations to Mesa when due; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with its code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. The Company did not repurchase any stock during the quarter ended December 31, 2001. As of December 31, 2001, the Company has acquired approximately 3.0 million shares (approximately 8.3%) of its outstanding Common Stock at an aggregate cost of approximately $17.6 million leaving approximately 1.4 million shares available for repurchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

AIRCRAFT

The following table lists the aircraft owned and leased by Mesa for scheduled operations as of December 31, 2001:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2001	Capacity
Canadair Regional Jet	—	32	32	32	50

Embraer Regional Jet	—	23	23	23	50

Beechcraft 1900D	51	8	59	40	19

Jet Stream Super 31	—	9	9	5 (1)	19

Dash 8-100	—	7	7	5	37

Dash 8-200	—	12	12	12	37

Embraer EMB-120	—	6	6	—	30

	—	—	—	—

	51	97	148	117

(1)	At September 30, 2001, Management decided to stop operating these aircraft in February 2002.

PENDING DEVELOPMENTS

ERJ Program

In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue into early 2003. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as USAirways Express. Mesa has moved several of the CRJ regional jets currently flying as USAirways Express to America West Express and replaced them with ERJ-145’s as deliveries took place. The Company also intends to move several CRJ regional jets currently flying as USAirways Express to Frontier JetExpress and replace them with ERJ-145’s as well. As of December 31, 2001, the Company had taken delivery of 23 ERJ-145’s, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has $8.8 million on deposit with Embraer, which is included with lease and equipment deposits.

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

In May 2001, the Company entered into an agreement with BRAD to acquire 20 64-seat CRJ-700s, and 20 84-seat CRJ-900s. Deliveries of the CRJ-700 and CRJ-900 will commence in the third quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. Mesa will be the launch customer of the CRJ-900. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa has $11.6 million on deposit with BRAD, which is included with lease and equipment deposits.

The following table summarizes the Company’s jet fleet status and current fleet expansion plans for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700	CRJ-900	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Firm Orders	Total

Delivered:

At 12/31/2001	32	—	—	—	—	23	55

Scheduled deliveries:

Fiscal 2002	—	5	—	—	—	9	69

Fiscal 2003	—	10	8	—	—	4	91

Fiscal 2004	—	5	12	—	—	—	108

Fiscal 2005	—	—	—	3	3	—	114

Fiscal 2006	—	—	—	12	12	—	138

Fiscal 2007	—	—	—	5	5	—	148

Total	32	20	20	20	20	36

Beechcraft 1900D

In fiscal 1999, the Company announced its intention to dispose of 30 excess 1900D aircraft. As of December 31, 2001, the Company had disposed of 17 of such aircraft. During the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900 aircraft. Under an agreement with Raytheon Aircraft Corporation (“RAC”), the Company has the right to return 15 B1900D aircraft. The Company anticipates returning all 15 in fiscal 2002. The Company is seeking proposals for the disposition of the remaining six B1900 aircraft. Mesa further reduced its fleet by returning two aircraft to the lessor upon expiration of their leases in the second quarter of fiscal 2001.

On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Mesa Common Stock at an exercise price of $10.00 per share.

* * *

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

The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. The Company expects to commence arbitration in March or April 2002. The Company believes its claims have merit and intends to prosecute its appeal rights vigorously.

The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2. Changes in Securities and Use of Proceeds

(A)	None

(B)	None

(C)	On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods: 13,401 warrants for the stub portion of fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants in for fiscal year 2003; and 44,866 warrants for fiscal year 2004. Exemption from registration under the Securities Act of 1933 is claimed under section 4(2) of such Act.

(D)	None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in the Company’s market risk since September 30, 2001.

Item 4. Submission of Matters to vote for Security Holders

         There were no matters submitted to vote for Security Holders.

Item 5. Other Matters

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (A)  Exhibits:

10.1	(1)	Amendment No. 1 to Codeshare Agreement between

		Mesa Airlines, Inc. and Frontier Airlines, Inc.

	(1)	The Company has sought confidential treatment of portions of the reference exhibit.

         (B)  Reports on form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

	By:	/s/ Jeff P. Poeschl Jeff P. Poeschl Vice President — Finance (Principal Accounting Officer)

Dated: February 14, 2002

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION

10.1	(1)	Amendment No. 1 to Codeshare Agreement between

		Mesa Airlines, Inc. and Frontier Airlines, Inc.

	(1)	The Company has sought confidential treatment of portions of the reference exhibit.