Form 10-Q
period 2002-03-31
MESA AIR GROUP INC
filed 2002-05-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15495

Mesa Air Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona	85008
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(602) 685-4000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes ☒          No ☐

      On May 8, 2002 the registrant had outstanding 32,968,729 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

	(Unaudited)
	(in thousands, except per share amounts)

Operating revenues:
Passenger	$116,063	$124,652	$223,824	$254,478
Freight and other	3,512	3,793	6,985	7,243

Total operating revenues	119,575	128,445	230,809	261,721

Operating expenses:
Flight operations	62,496	64,536	121,520	132,123
Maintenance	19,452	23,170	41,447	47,917
Aircraft and traffic servicing	11,228	14,125	21,607	27,899
Promotion and sales	3,189	6,377	6,436	12,415
General and administrative	11,834	11,042	21,016	18,545
Depreciation and amortization	2,658	3,489	5,347	7,258
Impairment of long-lived assets	—	22,739	—	22,739

Total operating expenses	110,857	145,478	217,373	268,896

Operating income (expense)	8,718	(17,033)	13,436	(7,175)

Other income (expense):
Interest expense	(2,641)	(3,920)	(4,784)	(8,030)
Interest income	525	622	730	1,082
Other income (expense)	2,697	(929)	7,441	2,291

Total other income (expense)	581	(4,227)	3,387	(4,657)

Income (loss) before income taxes and minority interest	9,299	(21,260)	16,823	(11,832)
Income taxes (benefit)	3,673	(8,398)	6,645	(4,678)

Income (loss) before minority interest	5,626	(12,862)	10,178	(7,154)
Minority interest	(441)	—	(1,327)	—

Net income (loss)	$5,185	$(12,862)	$8,851	$(7,154)

Income (loss) per common share:
Basic	$0.16	$(0.40)	$0.27	$(0.22)
Diluted	$0.15	$(0.40)	$0.26	$(0.22)

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001

	(Unaudited)
	(in thousands except share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$53,280	$74,504
Marketable securities	28,791	8,793
Receivables, primarily traffic, net	22,000	29,449
Expendable parts and supplies, net	26,690	31,449
Aircraft and parts held for sale	65,239	63,161
Prepaid expenses and other current assets	31,495	16,392
Deferred income taxes	11,194	17,264

Total current assets	238,689	241,012
Property and equipment, net	117,785	122,431
Lease and equipment deposits	13,364	21,277
Deferred income taxes	23,591	23,600
Aircraft held for sale	13,100	13,100
Other assets	3,374	2,566

Total assets	$409,903	$423,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$51,841	$52,927
Note payable - bank	—	20,000
Accounts payable	31,175	45,193
Air traffic liability	3,376	3,506
Accrued compensation	4,578	3,893
Other accrued expenses	33,744	31,597

Total current liabilities	124,714	157,116
Long-term debt, excluding current portion	116,503	117,950
Deferred credits	49,633	45,155
Other noncurrent liabilities	525	639

Total liabilities	291,375	320,860

Minority interest	6,024	—

Stockholders’ equity:
Common stock of no par value, 75,000,000 shares authorized; 32,937,713 and 32,863,263 shares issued and outstanding, respectively	119,914	119,387
Retained earnings	(7,410)	(16,261)

Total stockholders’ equity	112,504	103,126

Total liabilities, minority interest and stockholders’ equity	$409,903	$423,986

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 31,	March 31,
	2002	2001

	(Unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$8,851	$(7,154)

Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:

Depreciation and amortization	5,347	7,258

Deferred income taxes	6,079	(4,678)

Amortization of deferred credits	(2,368)	(1,568)

Impairment of long-lived assets	—	22,739

Provision for obsolete inventory	—	(500)

Provision for doubtful accounts	1,000	201

Minority interest	1,327	—

Unrealized (gain) loss on investment securities	(3,471)	558

Changes in assets and liabilities:

Net (purchases) sales of investment securities	(16,830)	(3,953)

Receivables	6,449	(1,420)

Inventories	2,291	(3,661)

Prepaid expenses and other current assets	(13,291)	(18,481)

Accounts payable	(10,231)	(6,702)

Other accrued liabilities	4,610	8,192

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(10,237)	(9,169)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(6,022)	(12,580)

Costs to return aircraft held for sale	(2,022)	(11,552)

Change in other assets	(808)	1,744

Lease and equipment deposits	7,392	4,957

Proceeds from sale of assets held for sale	633	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(827)	(17,431)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(2,533)	(4,586)

Net borrowings on line of credit	(20,000)	10,412

Proceeds from issuance of common stock	527	3,096

Common stock purchased and retired	—	(5,904)

Change in deferred credits	6,846	(263)

Contribution from minority interest of consolidated subsidiary	5,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(10,160)	2,755

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,224)	(23,845)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,504	26,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,280	$2,558

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$6,644	$4,110

Cash paid for income taxes	440	541

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Basis of Presentation

      The accompanying unaudited consolidated financial statements of Mesa Air Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and six-month periods have been made. Operating results for the three and six-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2001.

      The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned subsidiaries, Mesa Airlines, Inc., WestAir Holdings, Inc., Air Midwest, Inc., CCAIR, Inc., Mesa Leasing, Inc., MAGI Insurance, Ltd., Regional Aircraft Services, Inc., MPD, Inc. and Freedom Airlines, Inc. as well as the accounts of UFLY, LLC, a 50% owned subsidiary of which the Company is able to exercise significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Minority Interest

      In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. In September 2001, UFLY began making investments in US Airways common stock on behalf of the Company and the other investors. In October 2001, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from the other members. The Company owns 50% of UFLY. Jonathan Ornstein, the Company’s Chairman and CEO, is a minority shareholder/owner and the managing member of UFLY. Mr. Ornstein receives no additional renumeration or compensation in connection with his role as managing member of UFLY, LLC. At September 30, 2001, the Company had a receivable of $2.6 million from the other investors for such purchases. Amounts included in the consolidated statements of income as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     From time-to-time, the Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities or to hedge long positions in those securities or related securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $4.6 and $3.5 million at March 31, 2002 and September 30, 2001, respectively. Unrealized gains and (losses) relating to trading securities held at March 31, 2002 and September 30, 2001 were $3.5 million and ($8.0) million, respectively.

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

5.     Aircraft and Parts Held For Sale

      Aircraft and parts held for sale consists of aircraft and parts that the Company has deemed to be surplus to its operating needs. Included in this account are 21 B1900D aircraft that have been written down to fair market value. Under an agreement with Raytheon Aircraft Corporation (“RAC”), the Company has the right to return 15 B1900D aircraft to RAC at a fixed price. The Company anticipates returning all 15 of these aircraft in fiscal 2002. The Company is seeking proposals for the disposition of the remaining six B1900D aircraft. Also include in this account is excess rotable inventory valued at net realizable value, less costs to sell.

6.     Deferred Credits

      Deferred credits include the value of lease incentives, such as consumable and rotable inventory received at lease inception, and are amortized over the life of the related lease. In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa received $25.2 million and will continue to receive $1.1 million per month through May of 2003 to resolve these claims. Amounts received have been classified as deferred credits and are being amortized over 14 years, the remaining weighted average life of the aircraft leases.

7.     Notes Payable and Long-Term Debt

      At March 31, 2002, Mesa has 21 surplus Beech 1900D aircraft classified as held for sale. Of the 21, the Company has a put option to return 15 to the manufacturer. Unpaid debt totaling $44.9 million associated with the put aircraft is classified as a current liability in the accompanying consolidated balance sheet.

      The Company also has a $35 million line of credit with Fleet Capital that is collateralized by the Company’s inventory and receivables. There was $20 million outstanding on the line at September 30, 2001. All amounts outstanding on the line were paid off at March 31, 2002.

8.     Stockholders’ Equity

      On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $3.1 million (which included $1.9 million relating to fiscal 2001 and the first quarter of fiscal 2002) was recorded as a reduction to flight operations and maintenance expense during the quarter ended March 31, 2002. In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. The warrants vest according to the following schedule: 13,401 warrants for a portion of 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of March 31, 2002, Raytheon has exercised its option to purchase the 2001 warrants.

9.     Weighted Average Shares Outstanding

	Three Months		Six Months Ended
	Ended March 31,		March 31,

	2002	2001	2002	2001

	(in thousands)
Weighted average shares — basic	32,840	32,051	32,818	31,985
Weighted average shares — diluted	34,037	32,051	33,545	31,985

10.     Impairment of Long-Lived Assets

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

      In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft at its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge at September 30, 2001. The charge is comprised of $3.6 million related to the present value of the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $.1 million related to costs to return the aircraft. Effective April 18, 2002, the Company discontinued flying the Jetstream aircraft and commenced satisfying return condition obligations.

      The Company also elected to accelerate the disposition of excess rotable inventory. During the fourth quarter of fiscal year 2001, the Company hired an independent consulting firm to determine its inventory needs and to value its surplus inventory. Prior to September 11th, the Company had been selling off surplus inventory on a passive basis as opportunities arose. Subsequent to September 11th, the Company made the decision to use third party inventory brokers to sell its excess inventory. As a result of this decision, the Company took a $3.2 million charge to reduce its surplus inventory to net realizable value, less costs to sell.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the impairment and restructuring charges for the period ended March 31, 2002 are included below:

	Reserve			Reserve		Reserve		Reserve
	Oct. 1,			Sept. 30,		Dec. 31,		Mar. 31,
Charge	2000	Provision	Utilized	2001	Utilized	2001	Utilized	2002

Restructuring:

Severance and other	$(236)	$—	$236	$—	$—	$—	$—	$—

Costs to return aircraft	(2,202)	(16,136)	13,623	(4,715)	208	(4,507)	1,953	(2,554)

Jetstream Super 31 lease payments	—	(3,610)	—	(3,610)	—	(3,610)	69	(3,541)

Cancellation of maintenance agreement	—	(1,200)	—	(1,200)	—	(1,200)	—	(1,200)

Market value reserve for surplus inventory	—	(3,233)	3,233	—	—	—	—	—

Impairment:

Impairment of aircraft	—	(47,421)	47,421	—	—	—	—	—

Writeoff of Goodwill	—	(9,253)	9,253	—	—	—	—	—

Total	$(2,438)	$(80,853)	$73,766	$(9,525)	$208	$(9,317)	$2,022	$(7,295)

11.     Contingency

      The Company is in discussions with various lessors regarding the cost of operating of its Dash 8-100 aircraft. While these discussions have been ongoing, the Company has not made payments on the leases associated with these aircraft and is currently in default under those lease agreements. The Company has accrued approximately $3.1 million related to past due amounts on these leases, which are included in other accrued expenses at March 31, 2002.

12.     Subsequent Event

      In April, the CCAir pilots, represented by the Air Line Pilots Association International (ALPA), overwhelmingly (72%) voted in favor of ratifying a new five-year labor agreement. The agreement, however, in accordance with ALPA bylaws, still requires execution by the national President of ALPA. The new labor agreement includes an agreement to add regional jet aircraft at CCAir if the Company is awarded flying under the recently approved “Jets for Jobs” initiative at US Airways. CCAir is currently in negotiations with US Airways for such additional aircraft.

13.     Reclassifications

      Certain 2001 amounts previously reported have been reclassified to conform with the 2002 presentation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code sharing relationships; the inability of either America West or US Airways to pay its obligations under the code share agreements; the ability of Mesa to successfully retire portions of its turboprop fleet; an increase in competition along the routes Mesa operates or plans to operate; delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general and regional economic conditions; changes in fuel price; the increased cost and reduced availability of insurance Mesa’s relationship with employees and the terms of future collective bargaining agreements; and the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward -looking statements contained in this Form 10-Q.

GENERAL

      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa”) is an independently owned regional airline serving 150 cities in 36 states, Canada and Mexico. Mesa operates a fleet of 120 aircraft and has approximately 879 daily departures.

      Mesa’s airline operations are currently conducted by three regional airlines utilizing hub-and-spoke systems. Mesa Airlines, Inc. (“MAI”), a wholly owned subsidiary of Mesa, operates as America West Express under a code sharing agreement with America West Airlines, Inc. (“America West”), as US Airways Express under code sharing agreements with US Airways, Inc. (“US Airways”) and as Frontier Jet Express under a code sharing agreement with Frontier Airlines, Inc. (“Frontier). Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest also has a code sharing agreement with Midwest Express in Kansas City on flights operated as US Airways Express. CCAIR, Inc. (“CCAIR”), a wholly owned subsidiary of Mesa, operates under a code share agreement with US Airways that permits CCAIR to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc., has applied for and received a certificate of public convenience and necessity issued by the DOT pursuant to 49 U.S.C. 41102. Freedom is in the process of obtaining an air carrier operating certificate issued by the FAA under Part 121 of the Federal Aviation Regulations.

      For the quarter ended March 31, 2002, approximately 75% of Mesa’s passenger revenues were derived from cost plus agreements. All of MAI’s America West Express operations and US Airways Express jet operations are on a cost plus basis. The percentage of revenue generated under cost plus agreements is expected to increase beyond the current fiscal year as Mesa adds additional regional jets to its America West Express operation. The Company’s code sharing agreement with America West expires in 2012. The Company’s code sharing agreements with US Airways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from a combination of local fares, through fares and joint fares.

      During fiscal 2002 several significant events have occurred:

      The Company reached an agreement with General Electric Capital Corporation to enter into leveraged lease transactions with respect to 10 64-seat Bombardier CRJ-700 and 10 84-seat CRJ-900 aircraft. Deliveries of these aircraft are currently scheduled to begin late in the third quarter of fiscal 2002. Mesa has orders for 40 of the CRJ-700/900 aircraft to be operated under a contract with America West Airlines. The aircraft are larger versions of the CRJ-200, which MAI currently operates.

      In January, America West Airlines, one of the Company’s major code share partners, closed a term loan in the amount of $429 million and completed arrangements for more than $600 million in concessions, financing and financial assistance following final approval by the Air Transportation Stabilization Board of approximately $380 million in loan guarantees.

      In February, the Company took delivery of two Bombardier CRJ-200 aircraft under short-term operating leases. These aircraft are being utilized in the Company’s Frontier Jet Express System. On May 1, 2002, Mesa was operating five CRJ-200 jet aircraft as Frontier Jet Express flying from Denver to the following cities: Houston, San Jose, St. Louis, Ontario, San Diego and Minneapolis.

      On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $3.1 million (which included $1.9 million relating to fiscal 2001 and the first quarter of fiscal 2002) was recorded as a reduction to flight operations and maintenance expense during the quarter ended March 31, 2002. In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. The warrants vest according to the following schedule: 13,401 warrants for a portion of 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of March 31, 2002, Raytheon has exercised its option to purchase the 2001 warrants.

      The Company signed a memorandum of understanding with Pratt & Whitney Canada to enter into a new fleet management program covering the maintenance of Beech 1900D engines. Pursuant to the agreement, the Company will sell certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines. The tentative agreement with Pratt & Whitney Canada covers 58 Beech 1900Ds and 116 engines. Finalization of the fleet management program is subject to definitive documentation.

      In April, the CCAir pilots, represented by the Air Line Pilots Association International (ALPA), overwhelmingly (72%) voted in favor of ratifying a new five-year labor agreement. The agreement, however, in accordance with ALPA bylaws, still requires execution by the national President of ALPA. The new labor agreement includes an agreement to add regional jet aircraft at CCAir if the Company is awarded flying under the recently approved “Jets for Jobs” initiative at US Airways. CCAir is currently in negotiations with US Airways for such additional aircraft.

      The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Passengers	1,179,380	1,086,176	2,311,450	2,308,537
Available seat miles (000’s)	835,976	817,121	1,587,076	1,629,917
Revenue passenger miles (000’s)	444,235	406,864	856,270	857,624
Load factor	53.1%	49.8%	54.0%	52.6%
Yield per revenue passenger mile (cents)	26.9	31.6	27.0	30.5
Revenue per available seat mile (cents)	14.3	15.7	14.5	16.1
Operating cost per available seat mile (cents)*	13.3	15.0	13.7	15.1
Average stage length (miles)	292.1	274.0	284.6	269.8
Number of operating aircraft in fleet	120	127	120	127
Gallons of fuel consumed	22,183,738	21,408,862	42,276,178	42,827,427
Block hours flown	87,623	96,688	169,728	197,351
Departures	71,204	79,940	140,331	163,779

*	Excludes second quarter 2001 non-recurring impairment charge

FINANCIAL DATA

	Three Months Ended				Six Months Ended

	March 31, 2002		March 31, 2001		March 31, 2002		March 31, 2001

	Costs per	% of total	Costs per	% of total	Costs per	% of total	Costs per	% of total
	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues

Flight operations	7.48	52.3%	7.90	50.2%	7.66	52.6%	8.11	50.5%
Maintenance	2.33	16.3%	2.84	18.0%	2.61	18.0%	2.94	18.3%
Aircraft and traffic servicing	1.34	9.4%	1.73	11.0%	1.36	9.4%	1.71	10.7%
Promotion and sales	0.38	2.7%	0.78	5.0%	0.41	2.8%	0.76	4.7%
General and administrative	1.42	9.9%	1.35	8.6%	1.32	9.1%	1.14	7.1%
Depreciation and amortization	0.32	2.2%	0.43	2.7%	0.34	2.3%	0.45	2.8%
Impairment of long-lived assets	0.00	0.00%	2.78	17.7%	0.00	0.0%	1.40	8.7%

Total operating expenses	13.26	92.7%	17.80	113.3%	13.70	94.2%	16.50	102.7%
Interest expense	0.32	2.2%	0.48	3.1%	0.30	2.1%	0.49	3.1%

RESULTS OF OPERATIONS

Operating Revenues:

      In the quarter and six months ended March 31, 2002, operating revenues decreased by $8.9 million (6.9%), and $30.9 million (11.8%), respectively, as compared to the quarter and six months ended March 31, 2001. This decrease was due primarily to the Company’s decision to accelerate planned reductions in turboprop flying capacity.

Operating Expenses

Flight Operations

      In the quarter ended March 31, 2002, flight operations expense decreased 3.2% to $62.5 million (7.48 cents per ASM) from $64.5 million (7.90 cents per ASM) for the comparable period in 2001. In the six months ended March 31, 2002, flight operations expense decreased 8.0% to $121.5 million (7.66 cents per ASM) from $132.1 million (8.11 cents per ASM) from the comparable period in 2001. The overall decrease in expense is primarily attributable to the reduction in turboprop flying as well as cost reduction initiatives related to the turboprop operation, which included $0.6 million associated with the Raytheon agreement. The decrease in cost per ASM is a result of an increase in the proportion of ASMs generated by regional jets, which have a lower cost per ASM, and the turboprop initiatives.

Maintenance Expense

      In the quarter ended March 31, 2002, maintenance expense decreased 16.0% to $19.5 million (2.33 cents per ASM) from $23.2 million (2.84 cents per ASM) for the comparable period in 2001. In the six months ended March 31, 2002, maintenance expense decreased 13.5% to $41.4 million (2.61 cents per ASM) from $47.9 million (2.94 cents per ASM) for the comparable period in 2001. The overall decrease in maintenance costs is primarily the result of $2.0 million in benefits received as part of the cost reduction agreement reached with Raytheon Aerospace, and a reduction in turboprop flying. The decrease in cost per ASM is a result of an increase in the proportion of regional jet ASMs and turboprop cost reductions.

Aircraft and Traffic Service Expense

      In the quarter ended March 31, 2002, aircraft and traffic servicing expense decreased by 20.5% to $11.2 million (1.34 cents per ASM) from $14.1 million (1.73 cents per ASM) during the second quarter of fiscal 2001. In the six months ended March 31, 2002, aircraft and traffic servicing expense decreased by 22.6% to $21.6 million (1.36 cents per ASM) from $27.9 million (1.71 cents per ASM) for the corresponding period in 2001. The decrease in aircraft and traffic service expense is primarily due to the reduction in turboprop flying. The reduction in cost per ASM is a result of an increase in the proportion of regional jet ASMs.

Promotion and Sales

      In the quarter ended March 31, 2002, promotion and sales expense decreased 50.0% to $3.2 million (0.38 cents per ASM) from $6.4 million (0.78 cents per ASM) from the prior year’s comparable quarter. In the six months ended March 31, 2002, promotion and sales expense decreased 48.2% to $6.4 million (0.41 cents per ASM) from $12.4 million (0.76 cents per ASM) from the prior year’s comparable period. The decrease is primarily a result of the decrease in booking fees and franchise fees paid to the Company’s Code Share partners as a result of the decrease in passenger traffic. Also, the Company’s contract with America West and its Jet Contract with US Airways eliminates booking fees and travel agency commissions being charged directly to the Company and as such, these costs per ASM are expected to decline as the America West Express and US Airways jet operations grow.

General and Administrative Expense

      In the quarter ended March 31, 2002, general and administrative expense increased 7.2% to $11.8 million (1.42 cents per ASM) from $11.0 million (1.35 cents per ASM) during the comparable quarter of the previous fiscal year. In the six months ended March 31, 2002, general and administrative expense increased 13.3% to $21.0 million (1.32 cents per ASM) from $18.5 million (1.14 cents per ASM) during the comparable period of the previous fiscal year. The increase in the quarter is primarily due to higher passenger liability insurance premiums as a result of the events of September 11th and increases in property taxes associated with the additional jets added to Mesa’s fleet since the first quarter of fiscal 2001.

Depreciation and Amortization

      In the quarter ended March 31, 2002, depreciation and amortization decreased 23.8% to $2.7 million (0.32 cents per ASM) as compared to $3.5 million (0.43 cents per ASM) for the quarter ended March 31, 2001. In the six months ended March 31, 2002, depreciation and amortization decreased 26.3% to $5.3 million (0.34 cents per ASM) as compared to $7.3 million (0.45 cents per ASM) for the quarter ended March 31, 2001. The decrease is primarily due to the cessation of depreciation on aircraft and parts held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. The Company also is no longer incurring goodwill amortization expense as all remaining goodwill was written off at September 30, 2001.

Interest Expense

      The decrease in interest expense of $1.3 million from $3.9 million in the second quarter of fiscal 2001 to $2.6 million in the second quarter of fiscal 2002 and the decrease in interest expense of $3.2 million from $8.0 million in the six months ending March 31, 2001 to $4.8 million in the six months ending March 31, 2002 is due to reduced interest rates as the majority of the Company’s B1900D fleet is financed at variable interest rates.

Other Income

      In the quarter ended March 31, 2002, other income increased 390.3% to $2.7 million as compared to $(1.0) million for the quarter ended March 31, 2001. In the six months ended March 31, 2002, other income increased 224.8% to $7.4 million as compared to $2.3 million for the six months ended March 31, 2001. The increase in other income is primarily attributable to an increase in investment gains from the Company’s portfolio of aviation related securities.

Minority Interest

      Amounts included in minority interest reflects the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. In the six months ended March 31, 2002 UFLY had realized and unrealized gains of $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2002, Mesa’s cash and cash equivalents and marketable securities totaled $82.1 million, compared to $83.3 million at September 30, 2001. Mesa’s operating activities for the six months ended March 31, 2002 (excluding investment activity) provided net cash of $10.1 million, which included reductions in accounts payable of $10.2 million. The Company also repaid $20 million outstanding under its bank line of credit. Offsetting these cash outflows were the receipt of $6.8 million in government grant monies and $7.4 million of net deposits received from aircraft manufacturers. The Company’s cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

      In addition, the Company has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The line of credit is secured by certain of the Company’s inventory and receivables, and the amount available varies from time to time based on the then current value of the collateral. As of March 31, 2002, the Company had approximately $26.1 million available under the line of credit. Including $6.6 million pledged against various letters of credit issued on behalf of the Company, the net availability under the line was $19.5 million. There were no other amounts outstanding as of March 31, 2002.

      The Company had receivables of approximately $22.0 million at March 31, 2002, which consisted primarily of amounts due from code sharing partners America West and US Airways and passenger ticket receivables due through the Airline Clearing House. Under the terms of its pro-rate code share agreements, the Company receives a substantial portion of its revenues through the clearinghouse.

      Mesa has significant long-term leveraged lease obligations, primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At March 31, 2002, Mesa had 106 leases with an average remaining term of approximately 11 years. Future minimum lease obligations due under all long-term leases were approximately $1.4 billion at March 31, 2002. At a 7.9% discount, these obligations would be approximately $821 million.

      The Company is in discussions with various lessors regarding the cost of operating of its Dash 8-100 aircraft. While these discussions have been ongoing, the Company has not made payments on the leases associated with these aircraft and is currently in default under those lease agreements. The Company has accrued $3.1 million related to these leases, which is included in other accrued expenses at March 31, 2002.

      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. The Company did not repurchase any stock during the quarter ended March 31, 2002. As of March 31, 2002, the Company has acquired approximately 3.0 million shares (approximately 8.3%) of its outstanding Common Stock at an average price of $5.87 per share with an aggregate cost of approximately $17.6 million leaving approximately 1.4 million shares available for repurchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

      Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward looking statement as a result of many factors, including the termination of one or more code share agreements; the inability of a code share partner to meet its obligations to Mesa when due; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with its code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

AIRCRAFT

      The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 2002:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	March 31, 2002	Capacity

Canadair Regional Jet	—	34	34	34	50
Embraer Regional Jet	—	27	27	27	50
Beechcraft 1900D	51	7	58	40	19
Jet Stream Super 31	—	9	9	2 (1)	19
Dash 8-100	—	7	7	5	37
Dash 8-200	—	12	12	12	37
Embraer EMB-120	—	6	6	—	30
	—	—	—	—
	51	102	153	120

(1)	At September 30, 2001, Management announced the decision to retire the Jet Stream Super 31 aircraft. On April 18, 2002, the Company discontinued operating the Jet Stream Super 31 aircraft.

OTHER DEVELOPMENTS

ERJ Program

      In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue into mid 2003. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. In 2002, Mesa moved three of the CRJ regional jets currently flying as US Airways Express to Frontier Jet Express and replaced them with ERJ-145’s as deliveries took place. The Company also intends to move an additional four CRJ regional jets currently flying as US Airways Express to Frontier Jet Express and replace them with ERJ-145’s. As of March 31, 2002, the Company had taken delivery of 27 ERJ-145’s, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has $6.6 million on deposit with Embraer, which is included with lease and equipment deposits.

CRJ Program

      In August 1996, the Company entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 16 CRJ-200 50-passenger, jet aircraft. The 1996 BRAD Agreement also granted the Company an option to acquire an additional 16 jet aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the 1996 BRAD Agreement. The Company has received all 32 CRJ-200 aircraft under the 1996 BRAD Agreement. The entire 32 CRJ-200 aircraft fleet is currently under permanent financing as operating leases with initial terms of 16 1/2 to 18 1/2 years.

      In May 2001, the Company entered into an agreement with BRAD to acquire 20 64-seat CRJ-700s and 20 84-seat CRJ-900s (the “2001 BRAD Agreement”). Deliveries of the CRJ-700 and CRJ-900 are scheduled to commence in the third quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. However, a labor dispute at Bombardier could result in delays in the delivery schedule. Mesa will be the launch customer of the CRJ-900. In addition to the firm orders, Mesa has an option to acquire an additional 40 CRJ-200 and 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $2.3 million on deposit with BRAD, which is included with lease and equipment deposits. In February 2002, the Company entered into short-term leases on an additional two CRJ-200s for its Frontier Jet Express operation.

      The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

				CRJ-700	CRJ-900
			CRJ-200	Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200		Options	Orders	Orders	Options	Options	Firm Orders	Options	Total

Delivered:

At 3/31/2002.	34	*	—	—	—	—	—	27	—	61

Scheduled deliveries:

Fiscal 2002	—		—	3	—	—	—	5	—	69

Fiscal 2003	—		7	12	8	—	—	4	—	100

Fiscal 2004	—		12	5	12	—	—	—	6	135

Fiscal 2005	—		12	—	—	3	3	—	12	165

Fiscal 2006	—		9	—	—	12	12	—	12	210

Fiscal 2007	—		—	—	—	5	5	—	12	232

Total	34		40	20	20	20	20	36	42

*	Amount includes two CRJ-200s the Company is flying under short-term operating leases in the Frontier system.

Beechcraft 1900D

      In fiscal 1999, the Company announced its intention to dispose of 30 excess B1900D aircraft. As of December 31, 2001, the Company had disposed of 17 of such aircraft. During the second quarter of fiscal 2001, the Company continued its turboprop restructuring plan by announcing a plan to retire an additional eight B1900D aircraft. Under an agreement with Raytheon Aircraft Corporation (“RAC”), the Company has the right to return 15 B1900D aircraft at a fixed price. The Company anticipates returning all 15 in fiscal 2002. The Company is seeking proposals for the disposition of the remaining six B1900D aircraft. Mesa further reduced its fleet by returning two aircraft to the lessor upon expiration of their leases in the second quarter of fiscal 2001, and negotiated an early return of one additional aircraft to the lessor in March 2002.

      On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $3.1 million was recorded as a reduction to flight operations and maintenance expense during the quarter ended March 31, 2002.

      The Company signed a memorandum of understanding with Pratt & Whitney Canada to enter into a new fleet management program covering the maintenance of Beech 1900D engines. Pursuant to the agreement, the Company will sell certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines. The tentative agreement with Pratt & Whitney Canada covers 58 Beech 1900Ds and 116 engines. Finalization of the fleet management program is subject to definitive documentation.

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

      The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. The Company is scheduled to arbitrate the dispute on May 30-31, 2002.

      The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2.     Changes in Securities and Use of Proceeds

      (A) None

      (B) None

      (C) None

      (D) None

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in the Company’s market risk since September 30, 2001.

Item 4.     Submission of Matters to vote for Security Holders.

      The Company held its Annual Meeting of Stockholders, at which the stockholders re-elected nine directors, voted against confidential shareholder voting and ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for 2002. Abstentions and broker non-votes are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved.

      Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	26,886,173	2,403,582
Daniel J. Altobello	26,886,297	2,403,458
Herbert A. Denton	26,886,297	2,403,458
Ronald R. Fogleman	26,886,249	2,403,506
Joseph Manson	26,880,777	2,408,978
Maurice Parker	26,886,297	2,403,458
George Murnane III	26,886,297	2,403,458
Julie Silcock	26,822,613	2,467,142
James E. Swigart	26,886,297	2,403,458

      Proposal to adopt confidential shareholder voting:

For	Against	Abstain	Not Voted

14,368,235	8,914,625	93,592	5,923,803

      Ratification of Deloitte & Touche as the Company’s independent auditors:

For	Against	Abstain	Not Voted

29,140,559	122,211	26,985	10,500

Item 5.     Other Matters

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(A)	Exhibits:

None

(B)	Reports on form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ JEFF P. POESCHL

Jeff P. Poeschl
Vice President - Finance
(Principal Accounting Officer)

Dated: May 13, 2002