Form 10-Q/A
period 2001-03-31
MESA AIR GROUP INC
filed 2002-05-16
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:    0-15495

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona	85008

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (602)-685-4000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        No

On May 8, 2001, the registrant had outstanding 33,803,884 shares of Common Stock.

Pursuant to this Form 10-Q/A, the registrant hereby amends “Item 6. Exhibits and Reports on Form 8-K” of Part II—Other Information of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 by re-filing Exhibit 10.1 of that report. Such Exhibit is being re-filed to include certain information that was previously redacted at the time such Exhibit was originally filed. The registrant has sought confidential treatment for portions of Exhibit 10.1.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1 (1) Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines and America West Airlines, Inc.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit. The referenced exhibit has been re-filed to include certain information that was previously redacted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By	/s/ Jeff P. Poeschl	Dated: May 14, 2002

Jeff P. Poeschl, Vice-President-Finance (Principal Accounting Officer)

2

EXHIBIT INDEX

10.1  (1) Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines and America West Airlines, Inc.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit. The referenced exhibit has been re-filed to include certain information that was previously redacted.

3