Form 10-Q
period 2002-06-30
MESA AIR GROUP INC
filed 2002-08-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended June 30, 2002

or

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
(602) 685-4000

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes        No

         On August 8, 2002 the registrant had outstanding 32,478,858 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Unaudited)
	(in thousands, except per share amounts)
Operating revenues:

Passenger	$128,651	$136,592	$352,475	$391,071

Freight and other	5,146	3,833	12,131	11,075

Total operating revenues	133,797	140,425	364,606	402,146

Operating expenses:

Flight operations	69,031	69,356	190,551	201,479

Maintenance	26,701	23,710	68,150	71,627

Aircraft and traffic servicing	12,191	13,415	33,796	41,314

Promotion and sales	3,416	6,219	9,853	18,634

General and administrative	11,323	9,604	32,339	28,149

Depreciation and amortization	2,687	3,245	8,034	10,503

Impairment of long-lived assets	—	—	—	22,739

Total operating expenses	125,349	125,549	342,723	394,445

Operating income	8,448	14,876	21,883	7,701

Other income (expense):

Interest expense	(818)	(2,816)	(5,043)	(10,846)

Interest income	838	175	1,568	1,257

Other income (expense)	(7,136)	142	(255)	2,433

Total other income (expense)	(7,116)	(2,499)	(3,730)	(7,156)

Income before income taxes and minority interest	1,332	12,377	18,153	545

Income taxes	526	4,893	7,171	215

Income before minority interest	806	7,484	10,982	330

Minority interest	1,852	—	525	—

Net income	$2,658	$7,484	$11,507	$330

Income per common share:

Basic	$0.08	$0.23	$0.35	$0.01

Diluted	$0.08	$0.23	$0.34	$0.01

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(Unaudited)
	(in thousands except share amounts)
ASSETS

Current Assets:

Cash and cash equivalents	$53,469	$74,504

Marketable securities	21,414	8,793

Receivables, primarily traffic, net	27,603	29,449

Expendable parts and supplies, net	20,999	31,449

Aircraft and parts held for sale	60,418	63,161

Prepaid expenses and other current assets	29,832	16,392

Deferred income taxes	9,802	17,264

Total current assets	223,537	241,012

Property and equipment, net	120,845	122,431

Lease and equipment deposits	14,947	21,277

Deferred income taxes	23,591	23,600

Aircraft held for sale	13,100	13,100

Other assets	3,445	2,566

Total assets	$399,465	$423,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$52,887	$52,927

Note payable – bank	—	20,000

Accounts payable	23,760	45,193

Air traffic liability	3,656	3,506

Accrued compensation	3,725	3,893

Other accrued expenses	30,373	31,597

Total current liabilities	114,401	157,116

Long-term debt, excluding current portion	112,266	117,950

Deferred credits	54,356	45,155

Other noncurrent liabilities	525	639

Total liabilities	281,548	320,860

Minority interest	2,881	—

Stockholders’ equity
Common stock of no par value, 75,000,000 shares authorized; 32,917,258 and 32,863,263 shares issued and outstanding, respectively	119,787	119,387

Retained earnings (deficit)	(4,751)	(16,261)

Total stockholders’ equity	115,036	103,126

Total liabilities, minority interest and stockholders’ equity	$399,465	$423,986

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	June 30,	June 30,
	2002	2001

	(Unaudited)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,507	$330

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Depreciation and amortization	8,034	10,503

Deferred income taxes	7,180	(1,894)

Amortization of deferred credits	(3,681)	(2,181)

Impairment of long-lived assets	—	22,739

Provision for obsolete inventory	—	(500)

Provision for doubtful accounts	1,000	(116)

Minority interest	(525)	—

Unrealized (gain) loss on investment securities	2,161	(204)

Changes in assets and liabilities:

Net purchases of investment securities	(15,085)	(2,368)

Receivables	846	1,927

Inventories	1,958	(68)

Prepaid expenses and other current assets	(4,857)	(2,174)

Accounts payable	(17,646)	(3,308)

Other accrued liabilities	316	8,590

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(8,792)	31,276

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(9,620)	(28,295)

Costs to return aircraft held for sale	(4,389)	(9,174)

Change in other assets	(879)	(825)

Proceeds from sale of assets held for sale	5,277	863

Lease and equipment deposits	5,809	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(3,802)	(37,431)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(5,723)	(5,563)

Repayment of line of credit	(20,000)	—

Proceeds from issuance of common stock	1,094	4,943

Common stock purchased and retired	(694)	(6,972)

Increase in deferred credits	12,882	28,024

Contribution from minority interest of consolidated subsidiary	5,000

Distribution to minority interest shareholder	(1,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:	(8,441)	20,432

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,035)	14,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,504	26,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,469	$40,680

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$7,688	$7,585

Cash paid for income taxes	1,203	2,969

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Business and Basis of Presentation

         The accompanying unaudited consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and nine-month periods have been made. Operating results for the three and nine-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2001.

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

2.     Air Transportation Safety and System Stabilization Act

         In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Airline Stabilization Act. As of June 30, 2002, the Company has received $12.4 million and the remaining $2.3 million is included in accounts receivable. Amounts paid or payable under the Airline Stabilization Act are subject to audit and adjustment by the Federal Government. The Company is still discussing final resolution of its claim with the Department of Transportation.

3.     Minority Interest

         In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. In September 2001, UFLY began making investments in US Airways common stock on behalf of the Company and the other investors. In October 2001, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from the other members. The Company owns 50% of UFLY. The Company’s Chairman and CEO is a minority shareholder/owner and the managing member of UFLY. As the managing member, he receives no additional remuneration or compensation in connection with his role as managing member of UFLY, LLC. Amounts included in the consolidated statements of income as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

         See discussion of US Airways bankruptcy filing in Note 15.

4.     Segment Reporting

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

5.     Marketable Securities

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

         From time-to-time, the Company enters into short positions on common equity securities when management believes that the

Company may capitalize on downward moves in particular securities or to hedge long positions in those securities or related securities. The Company marks short positions to market at each reporting period with changes in value reflected in current period earnings. Included in marketable securities are liabilities related to short positions on common equity securities of $5.1 and $3.5 million at June 30, 2002 and September 30, 2001, respectively. Unrealized losses relating to trading securities held at June 30, 2002 and September 30, 2001 were $2.2 million and $8.0 million, respectively.

         See discussion of US Airways bankruptcy filing in Note 15.

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

6.     Accounts Receivable from Code Share Partners

         At September 30, 2001, the Company recorded a $14.3 million reserve on receivables related to its code share partners. The reserve was recorded as a result of the events of September 11th, whereby the Company was forced to question the financial well-being of its code share partners and the ultimate collection of these receivables. At present, the Company continues to pursue collection of these amounts from these partners; however, the Company is also in discussions with these partners regarding contractual adjustments or concessions that could offset the ultimate collection of these receivables. The Company believes that it is adequately reserved at June 30, 2002.

         See discussion of US Airways bankruptcy filing in Note 15.

7.      Aircraft and Parts Held for Sale

         Aircraft and parts held for sale consists of aircraft and parts that the Company has deemed to be surplus to its operating needs. Included in this account are 21 Beechcraft 1900D aircraft that have been written down to fair value. Under an agreement with Raytheon Aircraft Corporation (“RAC”), the Company has the right to return 15 Beechcraft 1900D aircraft to RAC at a fixed price. The Company anticipates returning all 15 of these aircraft in fiscal 2002. Also included in this account is excess rotable inventory valued at net realizable value, less cost to sell.

8.      Deferred Credits

         Deferred credits include the value of lease incentives, such as consumable and rotable inventory received at lease inception, and are amortized over the life of the related lease. In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa received $25.2 million in cash and will continue to receive $1.1 million in cash per month through May of 2003 to resolve these claims. Amounts received have been classified as deferred credits and are being amortized over 14 years, the remaining weighted average life of the aircraft leases.

9.     Notes Payable and Long-Term Debt

         At June 30, 2002, Mesa has 21 surplus Beechcraft 1900D aircraft classified as held for sale. Of the 21, the Company has a put option to return 15 to the manufacturer. Unpaid debt totaling $43.9 million associated with the put aircraft is classified as a current liability in the accompanying consolidated balance sheet.

         The Company has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The line of credit is secured by certain of the Company’s inventory and receivables, and the amount available varies from time to time based on the then current value of the collateral. As of June 30, 2002, the Company had approximately $24.3 million available under the line of credit, including $14.3 million that was pledged against various letters of credit issued on behalf of the Company. As such, the net availability under the line was $10.0 million. There were no other amounts outstanding as of June 30, 2002.

10.     Weighted Average Shares Outstanding

	Three Months		Nine Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

		(in thousands)
Weighted average shares — basic	32,957	31,872	32,909	31,947

Weighted average shares — diluted	34,096	32,565	33,706	32,640

11.      Beechcraft 1900D Cost Reductions

         On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. Approximately $4.6 million (which included $0.7 million relating to fiscal 2001) was recorded as a reduction to flight operations, maintenance and interest expense during the nine-months ended June 30, 2002.

         In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of June 30, 2002, Raytheon has exercised its option to purchase the 2001 warrants.

12.     Impairment of Long-Lived Assets

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

         Due to the economic slowdown and the effects of the terrorist attacks in the fourth quarter of fiscal 2001, the Company performed an asset impairment test under the provisions of SFAS 121 “Accounting for the impairment of long-lived assets” related to its Beechcraft 1900 turboprop aircraft. Upon discerning impairment, the Company wrote off approximately $40.7 million related to its Beechcraft 1900 fleet. The charge is comprised of an impairment loss of $37.3 million related to 30 Beechcraft 1900D aircraft the Company is planning to continue to fly and an additional market impairment of $3.1 million on six aircraft the Company is holding for sale, but does not have the contractual right to return to the vendor at a specified price. The assets were written down to their estimated fair value based upon appraisals.

         In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft at its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge at September 30, 2001. The charge is comprised of $3.6 million related to the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $.1 million related to costs to return the aircraft. The aircraft were returned to the lessor in May 2002.

         The Company also elected to accelerate the disposition of excess rotable inventory. During the fourth quarter of fiscal year 2001, the Company hired an independent consulting firm to determine its inventory needs and to value its surplus inventory. Prior to September 11th, the Company had been selling off surplus inventory on a passive basis as opportunities arose. As a result of this analysis, the Company took a $3.2 million charge to reduce its surplus inventory to net realizable value, less costs to sell.

         The changes in the impairment and restructuring charges for the period ended June 30, 2002 are included below:

	Reserve				Reserve
	Oct. 1,				Sept. 30,
Charge	2000	Provision	Cash Paid	Non-Cash	2001

Restructuring:

Severance and other	$(236)	$—	$236	$—	$—

Costs to return aircraft	(2,202)	(15,695)	9,174	$—	(8,723)

Impairment:

Impairment of aircraft	—	(7,044)	—	(7,044)	—

Total	$(2,438)	$(22,739)	$9,410	$7,044	$(8,723)

	Reserve		Reserve		Reserve		Reserve
	Sept. 30,		Dec. 31,		Mar. 31,		June 30,
Charge	2001	Cash Paid	2001	Cash Paid	2002	Cash Paid	2002

Restructuring:

Severance and other	$—	$—	$—	$—	$—	$—	$—

Costs to return aircraft	(4,715)	208	(4,507)	1,953	(2,554)	2,253	(301)

Jetstream Super 31 lease payments	(3,610)	—	(3,610)	69	(3,541)	3,541	—

Cancellation of Jetstream Super 31 maintenance agreement	(1,200)	—	(1,200)	—	(1,200)	1,200	—

Market value reserve for surplus inventory	—	—	—	—	—	—	—

Impairment:

Impairment of aircraft	—	—	—	—	—	—	—

Writeoff of Goodwill	—	—	—	—	—	—	—

Total	$(9,525)	$208	$(9,317)	$2,022	$(7,295)	$6,994	$(301)

13.     Other Income (Expense)

         Other income (expense) is primarily comprised of the results of the Company’s investment activities. The Company’s investment gains and losses include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes. Other income for the quarter ended June 30, 2002, is primarily comprised of $6.9 million in investment losses from the Company’s portfolio of aviation related securities, including $6.1 million incurred by the Company’s subsidiary UFLY. For the nine months ended June 30, 2002, the Company had investment gains of $0.2 million. Excluding the Minority Interest portion of the UFLY investment loss of $0.9 million, the Company had investment gains $1.1 million.

14.      Contingency

         The Company’s subsidiary, CCAir, is in discussions with various lessors regarding the cost of operating of its Dash 8-100 aircraft. While these discussions have been ongoing, CCAir has not made payments on the leases associated with these aircraft and is currently in default under those lease agreements. CCAir has accrued approximately $4.0 million related to past due amounts on these leases, which are included in other accrued expenses at June 30, 2002. Subsequent to June 30, 2002, CCAir has resumed making payments on these aircraft and is in the process of settling its past due amounts.

         In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4 million.

         The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000 in attorneys fees plus accrued interest under the agreement. As a result of the decision, the Company booked $2.8 million in additional legal expense in the quarter. The Company has not yet determined whether it will appeal the arbitrator’s decision.

         The Company is also involved in various other legal proceedings and FAA civil action proceedings including two lawsuits involving the Air Line Pilots Association, International, the union representing the subsidiary's pilots, that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings. The Company expects to record a charge in the fourth quarter relating to the shutdown of CCAir.

15.     Subsequent Events

         In July, the Company’s operating subsidiary in Charlotte, NC, CCAir, received notice from US Airways of its intention to cancel the CCAir pro rate contract for flying out of Charlotte effective November 4, 2002. On November 4, 2002, CCAir will cease flying and currently has no plans to resume operations.

         Subsequent to June 30, 2002, one of the Company’s major code share partners, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways may or may not accept the existing terms of its code share or cost plus agreements with Mesa. Not ratifying these contracts would have a material adverse impact on the financial statements and results of operations of the Company as revenue associated with the Company’s code share and cost plus agreements accounted for approximately 56% and 59% of the Company’s total revenue for the nine months ended June 30, 2002 and 2001, respectively. After the Chapter 11 filing, US Airways filed a motion with the bankruptcy court to assume US Airways’ interline agreement with the Airline Clearing House (“ACH”). On August 11, 2002, the bankruptcy court entered a bridge order authorizing US Airways to continue to honor its obligations under this agreement in the ordinary course pending final approval of the motion at a later date. As a result, Mesa believes that it will collect amounts currently due from US Airways under its code sharing agreements that are paid through the ACH. US Airways has also filed a motion with the bankruptcy court for the authority to continue to honor its obligations owed to Mesa under the cost plus contract. By a August 12, 2002 bridge order, the bankruptcy court granted US Airways authority to continue to honor its obligations under the cost plus contract in the ordinary course pending final approval of the motion at a later date. If US Airways does not accept the existing terms of its cost plus agreement with Mesa, the ultimate collection of amounts receivable from US Airways under this service agreement is somewhat uncertain. As of August 12, 2002, the Company had net receivables of approximately $7.2 million due from US Airways. On August 1, 2002, US Airways paid approximately one-half of the $12 million due to Mesa for the month of August under the cost plus agreement. Mesa and US Airways have been in discussions regarding this payment and US Airways has indicated its intent to pay the remaining amount on August 15, 2002. The Company, and its subsidiary UFLY, also hold certain investments in US Airways. As a result of the bankruptcy filing, the Company could potentially record a loss of $1.7 million related to their portion of the loss on these investments in the fourth quarter.

         In July, the Company entered into a ten year agreement with CAE, Inc. for flight simulator training for the Company’s fleet of Embraer and Bombardier regional jets (ERJ-145, CRJ-200, CRJ-700 and CRJ-900). Under the agreement, CAE could potentially provide flight simulators at a location near the Company’s Phoenix, Arizona operations.

         In July, the Company received payment in full from Jonathan Ornstein, Chairman of the Board and Chief Executive Officer and Michael J. Lotz, President and Chief Operating Officer for notes receivable outstanding.

16.      Reclassifications

         Certain 2001 amounts previously reported have been reclassified to conform with the 2002 presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the ability to pass taxes, fuel costs, inflation and various expenses to the consumer; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect Management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code sharing relationships; US Airways’ rejection in bankruptcy of existing code share agreements; the ability of US Airways to successfully reorganize and emerge from bankruptcy; the inability of either America West or US Airways to pay its obligations under the code share agreements; the ability of Mesa to successfully retire portions of its turboprop fleet; the unavailability of, or inability to secure upon acceptable terms, financing necessary to purchase aircraft we have ordered: an increase in competition along the routes Mesa operates or plans to operate; delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general and regional economic conditions; changes in fuel price; the increased cost and reduced availability of insurance: Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws: additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward -looking statements contained in this Form 10-Q.

GENERAL

         Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 147 cities in 36 states, Canada and Mexico. Mesa operates a fleet of 123 aircraft and has approximately 919 daily departures.

         Mesa’s airline operations are currently conducted by three regional airlines primarily utilizing hub-and-spoke systems. Mesa Airlines, Inc. (“MAI”), a wholly owned subsidiary of Mesa, operates as America West Express under a code share and revenue sharing agreement with America West Airlines, Inc. (“America West”), as US Airways Express under code sharing agreements with US Airways, Inc. (“US Airways”) and as Frontier Jet Express under a code sharing agreement with Frontier Airlines, Inc. (“Frontier). Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from a hub in Albuquerque, New Mexico. Air Midwest also has a code sharing agreement with Midwest Express in Kansas City on flights operated as US Airways Express. CCAir, Inc. (“CCAir”), a wholly owned subsidiary of Mesa, currently operates under a code share agreement with US Airways that permits CCAir to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc., has applied for and received a certificate of public convenience and necessity issued by the DOT pursuant to 49 U.S.C. 41102. Freedom is in the process of obtaining an air carrier operating certificate issued by the FAA under Part 121 of the Federal Aviation Regulations. It is anticipated that Freedom will operate as America West Express under the current code share and revenue sharing contract with America West.

         For the quarter ended June 30, 2002, approximately 73% of Mesa’s passenger revenues were derived from cost plus agreements. All of MAI’s America West Express operations and US Airways Express jet operations are on a cost plus basis. The percentage of revenue generated under cost plus agreements is expected to increase beyond the current fiscal year as Mesa adds additional regional jets to its America West Express operation. The Company’s code sharing agreement with America West expires in 2012. Depending on the outcome of the bankruptcy proceedings, the Company’s code sharing agreements with US Airways expire on various dates from 2003 through 2005, with the regional jet agreement expiring in 2008. Mesa derives the remainder of its passenger revenues from pro rate revenue sharing agreements, whereby Mesa receives a negotiated portion of ticket revenue.

         During fiscal 2000 several significant events have occurred:

         The Company reached an agreement with General Electric Capital Corporation to enter into leveraged lease transactions with respect to 10 64-seat Bombardier CRJ-700 and 10 80-seat CRJ-900 aircraft. Mesa has orders for 40 of the CRJ-700/900 aircraft to be operated under a contract with America West Airlines. The aircraft are larger versions of the CRJ-200, which MAI currently operates.

         In January, America West Airlines, one of the Company’s major code share partners, closed a term loan in the amount of $429 million and completed arrangements for more than $600 million in concessions, financing and financial assistance following final approval by the Air Transportation Stabilization Board of approximately $380 million in loan guarantees.

         In February, the Company launched its Frontier Jet Express operation in Denver, Colorado. The Company took delivery of two Bombardier CRJ-200 aircraft under short-term operating leases to initiate the service. Mesa currently operates five CRJ-200 jet aircraft as Frontier Jet Express flying from Denver to the following cities: Houston, San Jose, St. Louis, Ontario, San Diego and Minneapolis.

         On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. Approximately $4.6 million (which included $0.7 million relating to fiscal 2001) was recorded as a reduction to flight operations, maintenance and interest expense during the nine months ended June 30, 2002. In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. The warrants vest according to the following schedule: 13,401 warrants for a portion of 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of June 30, 2002, Raytheon has exercised its option to purchase the 2001 warrants.

         In April, the CCAir pilots, represented by the Air Line Pilots Association International (“ALPA”), overwhelmingly (72%) voted in favor of ratifying a new five-year labor agreement. The agreement, however, in accordance with ALPA bylaws, required execution by the International President of ALPA, who has not signed the contract. The new labor agreement, if approved, would include an agreement to add regional jet aircraft at CCAir if the Company were to be awarded flying under the recently approved “Jets-for-Jobs” initiative at US Airways.

         In May, the Company signed an agreement with Pratt & Whitney Canada (“Pratt”) to enter into a new fleet management program covering the maintenance of Beech 1900D engines. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines. No gain or loss was recorded on the transaction. The agreement with Pratt covers 58 Beech 1900Ds and 116 engines.

         Subsequent to June 30, 2002, one of the Company’s major code share partners, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways may or may not accept the existing terms of its code share or cost plus agreements with Mesa. Not ratifying these contracts would have a material adverse impact on the financial statements and results of operations of the Company as revenue associated with the Company’s code share and cost plus agreements accounted for approximately 56% and 59% of the Company’s total revenue for the nine months ended June 30, 2002 and 2001, respectively. After the Chapter 11 filing, US Airways filed a motion with the bankruptcy court to assume US Airways’ interline agreement with the Airline Clearing House (“ACH”). On August 11, 2002, the bankruptcy court entered a bridge order authorizing US Airways to continue to honor its obligations under this agreement in the ordinary course pending final approval of the motion at a later date. As a result, Mesa believes that it will collect amounts currently due from US Airways under its code sharing agreements that are paid through the ACH. US Airways has also filed a motion with the bankruptcy court for the authority to continue to honor its obligations owed to Mesa under the cost plus contract. By a August 12, 2002 bridge order, the bankruptcy court granted US Airways authority to continue to honor its obligations under the cost plus contract in the ordinary course pending final approval of the motion at a later date. If US Airways does not accept the existing terms of its cost plus agreement with Mesa, the ultimate collection of amounts receivable from US Airways under this service agreement is somewhat uncertain. As of August 12, 2002, the Company had net receivables of approximately $7.2 million due from US Airways. On August 1, 2002, US Airways paid approximately one-half of the $12 million due to Mesa for the month of August under the cost plus agreement. Mesa and US Airways have been in discussions regarding this payment and US Airways has indicated its intent to pay the remaining amount on August 15, 2002. The Company, and its subsidiary UFLY, also hold certain investments in US Airways. As a result of the bankruptcy filing, the Company could potentially record a loss of $1.7 million related to their portion of the loss on these investments in the fourth quarter.

         In July, the Company also took a further step towards operation of larger regional jets by taking delivery of the first two 64-seat CRJ-700 from Bombardier. The Company is in the process of obtaining the Part 121 operating certificate at Freedom Airlines and obtaining approval to operate these aircraft. Freedom Airlines is a new subsidiary formed to operate larger regional jets with revenue service expected to begin in late September.

         In July, the Company also announced it had been awarded a $6.7 million annual award in new Essential Air Service (EAS) subsidies for seven new markets in Oklahoma, Texas and Arkansas. This award by the DOT brings Mesa’s annual EAS subsidy to approximately $15.0 million per year.

         In July, the Company’s operating subsidiary in Charlotte, NC, CCAir, received notice from US Airways of its intention to cancel the CCAir pro rate contract with US Airways for flying out of Charlotte effective November 4, 2002. On November 4, 2002, CCAir will cease flying and currently has no plans to resume operations.

         In July, the Company entered into a ten year agreement with CAE, Inc. for flight simulator training for the Company’s fleet of Embraer and Bombardier regional jets (ERJ-145, CRJ-200, CRJ-700 and CRJ-900). Under the agreement, CAE will provide flight simulators at a location near the Company’s Phoenix, Arizona operations.

         The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Passengers	1,422,086	1,317,518	3,733,536	3,625,693

Available seat miles (000’s)	915,108	845,976	2,502,184	2,475,912

Revenue passenger miles (000’s)	567,409	490,225	1,423,679	1,347,768

Load factor	62.0%	57.9%	56.9%	54.4%

Yield per revenue passenger mile (cents)	23.6	28.6	25.6	29.7

Revenue per available seat mile (cents)	14.6	16.6	14.6	16.2

Operating cost per available seat mile (cents)*	13.7	14.8	13.7	15.9

Average stage length (miles)	309.1	272.7	292.9	270.8

Number of operating aircraft in fleet	123	130	123	130

Gallons of fuel consumed	23,867,167	22,736,524	66,143,345	65,563,951

Block hours flown	89,972	98,066	259,700	295,422

Departures	71,821	82,724	212,152	246,507

*	Excludes second quarter 2001 non-recurring impairment charge

FINANCIAL DATA

		Three Months Ended				Nine Months Ended

	June 30, 2002		June 30, 2001		June 30, 2002		June 30, 2001

	Costs per	% of total	Costs per	% of total	Costs per	% of total	Costs per	% of total
	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues	ASM(cents)	Revenues

Flight operations	7.54	51.6%	8.20	49.4%	7.62	52.3%	8.14	50.1%

Maintenance	2.92	20.0%	2.80	16.9%	2.72	18.7%	2.89	17.8%

Aircraft and traffic servicing	1.33	9.1%	1.59	9.6%	1.35	9.3%	1.67	10.3%

Promotion and sales	0.37	2.6%	0.74	4.4%	0.39	2.7%	0.75	4.6%

General and administrative	1.24	8.5%	1.14	6.8%	1.29	8.9%	1.14	7.0%

Depreciation and amortization	0.29	2.0%	0.38	2.3%	0.32	2.2%	0.42	2.6%

Impairment of long-lived assets	0.00	0.00%	0.00	0.00%	0.00	0.0%	0.92	5.7%

Total operating expenses	13.70	93.7%	14.85	89.4%	13.70	94.0%	15.93	98.1%

Interest expense	0.09	0.06%	0.33	2.0%	0.20	1.4%	0.44	2.7%

RESULTS OF OPERATIONS

         Operating Revenues:

         In the quarter and nine months ended June 30, 2002, operating revenues decreased by $6.6 million or 4.7%, and $37.5 million or 9.3%, respectively, as compared to the quarter and nine months ended June 30, 2001. Accounting for approximately 27% of passenger revenue, revenue derived from the Company’s pro rate flying decreased approximately 42.1% for the quarter ending June 30, 2002 as compared to the same period in 2001, and 38.7% for the nine months ending June 30, 2002 compared to the same period in 2001. The decrease in revenue derived from the Company’s pro rate flying was primarily driven by a reduction in the number of passengers traveling on such pro rate flights of 41.7% in the quarter and 39.8% year to date, respectively. The decline in passengers in the quarter and nine months ended was due to the reductions in pro rate flying capacity by the Company and industry-wide declines in load factors as a result of September 11th. Offsetting the decline in prorate revenue were seven and five percent increases in revenue under cost plus contracts for the three and nine month periods ending June 30, 2002, when compared with the corresponding period in the prior fiscal year. Under cost plus contracts, the Company is substantially insulated from industry passenger trends.

         Operating Expenses

         Flight Operations

         In the quarter ended June 30, 2002, flight operations expense decreased 0.5% to $69.0 million (7.54 cents per ASM) from $69.4 million (8.20 cents per ASM) for the comparable period in 2001. In the nine months ended June 30, 2002, flight operations expense decreased 5.4% to $190.6 million (7.62 cents per ASM) from $201.5 million (8.14 cents per ASM) from the comparable period in 2001. The overall decrease in expense for the nine months ended June 30, 2002,is primarily attributable to the reduction in turboprop flying as well as cost reduction initiatives related to the turboprop operation, which included $0.9 million associated with the Raytheon agreement. The decrease on a cost per ASM basis for the three and nine months ending June 30, 2002, is a result of an increase in the proportion of regional jet ASMs as the Company continues to add jets with lower costs per ASM to its fleet.

         Maintenance Expense

         In the quarter ended June 30, 2002, maintenance expense increased 12.6% to $26.7 million (2.92 cents per ASM) from $23.7 million (2.80 cents per ASM) for the comparable period in 2001. In the nine months ended June 30, 2002, maintenance expense decreased 4.9% to $68.2 million (2.72 cents per ASM) from $71.6 million (2.89 cents per ASM) for the comparable period in 2001. The increase in maintenance expense in the quarter is partially due to the cost of returning Dash 8 aircraft to the lessor, offset by $0.9 million in benefits received as part of the cost reduction agreement with Raytheon Aerospace. The overall decrease in maintenance costs for the nine months ended June 30, 2002, is primarily the result of $2.9 million in benefits received as part of the cost reduction agreement reached with Raytheon Aerospace, and a reduction in turboprop flying. The decrease in cost per ASM is a result of an increase in the proportion of regional jet ASMs and certain turboprop cost reduction initiatives.

         Aircraft and Traffic Service Expense

         In the quarter ended June 30, 2002, aircraft and traffic servicing expense decreased by 9.1% to $12.2 million (1.33 cents per ASM) from $13.4 million (1.59 cents per ASM) during the third quarter of fiscal 2001. In the nine months ended June 30, 2002, aircraft and traffic servicing expense decreased by 18.2% to $33.8 million (1.35 cents per ASM) from $41.3 million (1.67 cents per ASM) for the corresponding period in 2001. The dollar decrease in aircraft and traffic service expense is primarily due to the reduction in turboprop flying. On an ASM basis, the reduction is a result of the increase in the proportion of regional jet ASMs that require the same number of personnel to service as smaller turboprop aircraft. The Company has also reduced its cost on an ASM basis as it is operating its stations more efficiently subsequent to September 11th.

         Promotion and Sales

         In the quarter ended June 30, 2002, promotion and sales expense decreased 45.1% to $3.4 million (0.37 cents per ASM) from $6.2 million (0.74 cents per ASM) from the prior year’s comparable quarter. In the nine months ended June 30, 2002, promotion and sales expense decreased 47.1% to $9.9 million (0.39 cents per ASM) from $18.6 million (0.75 cents per ASM) from the prior year’s comparable period. The decrease is primarily a result of the decrease in booking fees and franchise fees paid to the Company’s code share partners as a result of the decrease in pro-rate passenger traffic. The Company’s contract with America West and its Jet Contract with US Airways eliminate booking fees and travel agency commissions being charged directly to the Company and as such, these costs per ASM are expected to decline as the America West Express and US Airways jet operations grow.

         General and Administrative Expense

         In the quarter ended June 30, 2002, general and administrative expense increased 17.9% to $11.3 million (1.24 cents per ASM) from $9.6 million (1.14 cents per ASM) during the comparable quarter of the previous fiscal year. In the nine months ended June 30, 2002, general and administrative expense increased 14.9% to $32.3 million (1.29 cents per ASM) from $28.1 million (1.14 cents per ASM) during the comparable period of the previous fiscal year. The increase in the quarter is primarily due to $2.8 million in additional legal expenses related to the Beus Gilbert fee dispute arbitration as a result of an arbitrator’s decision to award $5.7 million plus interest to the Company’s previous attorneys. In connection with the arbitration, the Company was fully reserved at June 30, 2002. The increase in the nine month period ended June 30, 2002, is primarily due to the increased legal expenses, higher passenger liability insurance premiums as a result of the events of September 11th and increases in property taxes associated with the additional jets added to Mesa’s fleet since the first quarter of fiscal 2001.

         Depreciation and Amortization

         In the quarter ended June 30, 2002, depreciation and amortization decreased 17.2% to $2.7 million (0.29 cents per ASM) as compared to $3.2 million (0.38 cents per ASM) for the quarter ended June 30, 2001. In the nine months ended June 30, 2002, depreciation and amortization decreased 23.5% to $8.0 million (0.32 cents per ASM) as compared to $10.5 million (0.42 cents per ASM) for the quarter ended June 30, 2001. The decrease is primarily due to the cessation of depreciation on aircraft and parts held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. The Company also is no longer incurring goodwill amortization expense as all goodwill was written off at September 30, 2001.

         Interest Expense

         The decrease in interest expense of $2.0 million from $2.8 million in the third quarter of fiscal 2001 to $0.8 million in the third quarter of fiscal 2002 and the decrease in interest expense of $5.8 million from $10.8 million in the nine months ending June 30, 2001 to $5.0 million in the nine months ending June 30, 2002 is due to reduced interest rates as the majority of the Company’s Beechcraft 1900D fleet is financed at variable interest rates as well as benefits received from Raytheon Aerospace as part of the cost reduction agreement.

         Other Income

         In the quarter ended June 30, 2002, other income decreased $7.3 million to a loss of $7.1 million as compared to income of $0.1 million for the quarter ended June 30, 2001. In the nine months ended June 30, 2002, other income decreased $2.7 million to a loss of $0.3 million as compared to income of $2.4 million for the nine months ended June 30, 2001. The decrease in other income for the quarter is primarily attributable to $6.9 million in investment losses from the Company’s portfolio of aviation related securities, including $6.1 million incurred by the Company’s subsidiary UFLY. The Company’s investment gains and losses include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes. For the nine months ended June 30, 2002, the Company had investment gains of $0.2 million. Excluding the Minority Interest portion of the UFLY investment loss of $0.9 million, the Company had investment gains $1.1 million.

         Minority Interest

         Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. In the nine months ended June 30, 2002 UFLY had realized and unrealized losses on pretax basis of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

         Subsequent to June 30, 2002, one of the Company’s major code share partners, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways may or may not accept the existing terms of its code share or cost plus agreements with Mesa. Not ratifying these contracts would have a material adverse impact on the financial statements and results of operations of the Company as revenue associated with the Company’s code share and cost plus agreements accounted for approximately 56% and 59% of the Company’s total revenue for the nine months ended June 30, 2002 and 2001, respectively. After the Chapter 11 filing, US Airways filed a motion with the bankruptcy court to assume US Airways’ interline agreement with the Airline Clearing House (“ACH”). On August 11, 2002, the bankruptcy court entered a bridge order authorizing US Airways to continue to honor its obligations under this agreement in the ordinary course pending final approval of the motion at a later date. As a result, Mesa believes that it will collect amounts currently due from US Airways under its code sharing agreements that are paid through the ACH. US Airways has also filed a motion with the bankruptcy court for the authority to continue to honor its obligations owed to Mesa under the cost plus contract. By a August 12, 2002 bridge order, the bankruptcy court granted US Airways authority to continue to honor its obligations under the cost plus contract in the ordinary course pending final approval of the motion at a later date. If US Airways does not accept the existing terms of its cost plus agreement with Mesa, the ultimate collection of amounts receivable from US Airways under this service agreement is somewhat uncertain. As of August 12, 2002, the Company had net receivables of approximately $7.2 million due from US Airways. On August 1, 2002, US Airways paid approximately one-half of the $12 million due to Mesa for the month of August under the cost plus agreement. Mesa and US Airways have been in discussions regarding this payment and US Airways has indicated its intent to pay the remaining amount on August 15, 2002. The Company, and its subsidiary UFLY, also hold certain investments in US Airways. As a result of the bankruptcy filing, the Company could potentially record a loss of $1.7 million related to their portion of the loss on these investments in the fourth quarter.

         As of June 30, 2002, Mesa’s cash and cash equivalents and marketable securities totaled $74.8 million, compared to $83.3 million at September 30, 2001. Mesa’s operating activities for the nine months ended June 30, 2002 (excluding investment activity) provided net cash of $4.1 million. Cash used in investing activities total $3.8 million and primarily represents capital expenditures and cost to return aircraft offset by proceeds from the sale of assets and receipt of lease and equipment deposits. Cash used in financing activities totaled $8.4 million which primarily relates to $20 million pay down on the Company’s line of credit. The Company’s cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

         In addition, the Company has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The line of credit is secured by certain of the Company’s inventory and receivables, and the amount available varies from time to time based on the then current value of the collateral. As of June 30, 2002, the Company had approximately $24.3 million available under the line of credit, including $14.3 million that was pledged against various letters of credit issued on behalf of the Company. As such, the net availability under the line was $10.0 million. There were no other amounts outstanding as of June 30, 2002.

         The Company had receivables of approximately $27.6 million at June 30, 2002, which consisted primarily of amounts due from code sharing partners America West and US Airways and passenger ticket receivables due through the Airline Clearing House (“ACH”). Under the terms of its pro-rate code share agreements, the Company receives a substantial portion of its revenues through the ACH.

         Mesa has significant long-term leveraged lease obligations, primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At June 30, 2002, Mesa had 100 leases with an average remaining term of approximately 11 years. Future minimum lease obligations due under all long-term leases were approximately $ 1.5 billion at June 30, 2002. At a 7.9% discount rate, these obligations would be approximately $914 million.

         The Company’s subsidiary, CCAir, is in discussions with various lessors regarding the cost of operating of its Dash 8-100 aircraft. While these discussions have been ongoing, CCAir has not made payments on the leases associated with these aircraft and is currently in default under those lease agreements. CCAir has accrued approximately $4.0 million related to these leases, which is included in other accrued expenses at June 30, 2002. Subsequent to June 30, 2002, the CCAir resumed making payments on these aircraft and is in the process of settling its past due amounts.

         In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, or approximately 3.4 million shares, of the outstanding shares of its Common Stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its Common Stock. During the quarter ended June 30, 2002, the Company purchased 81,400 shares of its outstanding common stock. As of June 30, 2002, the Company has acquired approximately 3.1 million shares (9.3%) of its outstanding Common Stock at an average price of $5.95 per share with an aggregate cost of $18.2 million. Approximately 1.4 million shares remain available for repurchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

         Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward looking statement as a result of many factors, including the termination or rejection in bankruptcy of one or more code share agreements; the inability of a code share partner to meet its obligations to Mesa when due; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to the Company under its code share agreements with its code share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

AIRCRAFT

         The following table lists the aircraft owned and leased by Mesa for scheduled operations as of June 30, 2002:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	June 30, 2002	Capacity

Canadair 200 Regional Jet	—	34	34	34	50

Embraer 145 Regional Jet	—	28	28	28	50

Beechcraft 1900D *	51	7	58	46	19

Dash 8-100	—	7	7	3	37

Dash 8-200	—	12	12	12	37

Embraer EMB-120	—	6	6	—	30

	—	—	—	—

	51	94	145	123

•	The Company is currently preparing 15 aircraft for return to the manufacturer. On a go forward basis, the Company anticipates operating 43 of these aircraft.

         ERJ Program

         In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 50-passenger Embraer ERJ-145 regional jets. Deliveries began late in the third quarter of fiscal 2000 and will continue into mid 2003. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. In 2002, Mesa moved five of the CRJ regional jets currently flying as US Airways Express to Frontier Jet Express and replaced them with ERJ-145’s as deliveries took place. The Company also intends to move the final four CRJ-200 regional jets currently flying as US Airways Express to FrontierJet Express and replace them with ERJ-145’s as deliveries take place. As of June 30, 2002, the Company had taken delivery of 28 ERJ-145’s, which have been financed as operating leases. In conjunction with this purchase agreement, Mesa has $6.5 million on deposit with Embraer, which is included with lease and equipment deposits.

         CRJ Program

         In August 1996, the Company entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 16 CRJ-200 50-passenger, jet aircraft. The 1996 BRAD Agreement also granted the Company an option to acquire an additional 16 jet aircraft. In fiscal 1997, the Company exercised options to purchase 16 of the 32 CRJ aircraft reserved under the option provisions of the 1996 BRAD Agreement. The Company has received all 32 CRJ-200 aircraft under the 1996 BRAD Agreement. The entire 32 CRJ-200 aircraft fleet is currently under permanent financing as operating leases with initial terms of 16 1/2 to 18 1/2 years. In February 2002, the Company entered into short-term leases on an additional two CRJ-200s for its FrontierJet Express operation. These leases expire in the fourth quarter of fiscal 2002.

         In May 2001, the Company entered into an agreement with BRAD to acquire 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Deliveries of the CRJ-700 commenced in July 2002, with revenue service expected to begin in late September. Mesa is the launch customer of the CRJ-900 and expects to take delivery of the first aircraft in April 2003. In addition to the firm orders, Mesa has an option to acquire an additional 20 CRJ-200 and 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $5.6 million on deposit with BRAD, which is included with lease and equipment deposits. Mesa took delivery of its first two CRJ-700s in July 2002.

         The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

			CRJ-700	CRJ-900
		CRJ-200	Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Options	Orders	Orders	Options	Options	Firm Orders	Options	Total

Delivered:

At 6/30/2002	34*	—	—	—	—	—	28	—	62

Scheduled deliveries:

Fiscal 2002	(2)	—	2	—	—	—	4	—	66

Fiscal 2003	—	4	12	8	—	—	4	—	94

Fiscal 2004	—	12	6	12	—	—	—	6	130

Fiscal 2005	—	12	—	—	3	3	—	12	160

Fiscal 2006	—	12	—	—	12	12	—	12	208

Fiscal 2007	—	—	—	—	5	5	—	12	230

Total	32	40	20	20	20	20	36	42

*	Includes two CRJ-200s the Company is flying under short-term operating leases. The aircraft are expected to be returned to the lessor in the fourth quarter of fiscal 2002.

         Beechcraft 1900D

         As of June 30, 2002, the Company owned 51 and leased seven Beechcraft 1900D aircraft. The Company is currently in the process of returning 15 aircraft to the manufacturer and anticipates flying 43 aircraft on a go forward basis. As of June 30, 2002, two of the 15 aircraft have been submitted to the manufacturer for final acceptance. The Company anticipates returning the remaining 13 aircraft in the fourth quarter of fiscal 2002.

Item 3.     Qualitative and Quantitative Disclosure about Market Risk

         There have been no material changes in the Company’s market risk since September 30, 2001

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

         In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4 million.

         The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000. The Company has not yet determined whether it will appeal the arbitrator’s decision.

         The Company and/or its subsidiaries are also involved in two lawsuits involving the Air Line Pilots Association, International (“ALPA”), the union that represents the subsidiaries’ pilots.

Kalik v. ALPA, et al.

         Case No. 3:02-CV-236-MU (W.D. N.C.) originally was brought by an individual CCAir pilot against ALPA and its national president, Duane Woerth. CCAir has been granted leave to intervene in the suit to bring its own claims against ALPA and Captain Woerth. The suit arises out of Captain Woerth’s refusal to sign a collective bargaining agreement that was negotiated by the CCAir pilots under ALPA’s auspices and ratified overwhelmingly by the pilots. Captain Kalik and CCAir assert that Captain Woerth’s refusal to sign the contract, and ALPA’s other conduct throughout the negotiations, is a violation of the union’s duty to bargain in good faith. CCAir has filed a motion for preliminary injunctive relief seeking either to compel Captain Woerth to sign the agreement or the authority to implement its terms without his signature. That motion is pending.

ALPA v. Mesa Airlines, Inc., et al.,

         Case No. CV-02-1333-PHX-PGR (D. Ariz.) is a suit brought by ALPA against the Company, its Mesa Airlines subsidiary, and its Chairman. It asserts three claims under the Railway Labor Act: (1) violation of the duty to bargain in good faith; (2) attempting to undermine ALPA as the collective bargaining representative of the Mesa Airlines pilots; and (3) failure to refrain from making changes to status quo rates of pay, rules or working conditions prior to exhausting the statute’s mediation procedures. The latter two counts are based primarily on the Company’s announcement that it intends to establish a new subsidiary, Freedom Airlines, to perform flying for America West Airlines using CRJ-700 and CRJ-900 aircraft. The Company denies that it has violated the statute in any fashion and plans a vigorous defense against ALPA’s suit. The complaint was filed in July 2002, and the Company anticipates that it will file a motion to dismiss all or some of ALPA’s allegations by the end of August 2002.

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

Item 3.      Defaults upon Senior Securities

         Not applicable

Item 4.     Submission of Matters to vote for Security Holders

         Not applicable

Item 5.      Other Matters

         Not applicable

Item 6.      Exhibits and Reports on Form 8-K

(A)	Exhibits:

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on form 8-K

         None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By: /s/ JEFF P. POESCHL

Jeff P. Poeschl Vice President — Finance (Principal Accounting Officer)

Dated: August 14, 2002

Exhibit Index

Exhibit
Number	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002