Form 10-K
period 2002-09-30
MESA AIR GROUP INC
filed 2002-12-23
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

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

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 6, 2002: Common Stock, no par value: $154.2 million.

      On December 6, 2002, the Registrant had outstanding 31,645,837 shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the 2003 annual meeting of stockholders

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A -- Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-5.2
EX-10.1
EX-10.3
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.10
EX-10.13
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.27
EX-10.29
EX-21.1
EX-23.1
EX-99.1
EX-99.2

MESA AIR GROUP, INC.

2002 FORM 10-K REPORT

PART I

Forward-Looking Statements

      This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of either America West or US Airways to pay its obligations under the code-share agreements; the inability of US Airways to successfully restructure and emerge from bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; satisfactory resolution of union contract negotiations with the Company’s pilots; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc., and its predecessors, direct and indirect subsidiaries, and affiliates.

Item 1.     Business

General

      Mesa Air Group, Inc. (“we,” “us,” “Mesa” or the “Company”) is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service, as well as subsidiaries primarily in support of its operating airlines. The Company serves 147 cities in 37 states, the District of Columbia, Canada, and Mexico. At September 30, 2002, the Company operated a fleet of 124 aircraft and had approximately 889 daily departures.

      Approximately 98% of our consolidated passenger revenues for the fiscal year ended September 30, 2002 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Frontier Airlines, Inc. (“Frontier”), Midwest Express Airlines, Inc. (“Midwest Express”), and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.

      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the

U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

      Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“MAI”), a Nevada corporation, operates regional jet and turboprop aircraft as America West Express under a code-share agreement with America West, primarily at America West’s operations hub located in Phoenix; as US Airways Express under a code-share agreement with US Airways, primarily at US Airways’ hubs on the East Coast, including operations in Florida: and as Frontier JetExpress under a code-share agreement with Frontier Airlines in Denver.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, operates Beechcraft 1900D 19-seat turboprop aircraft as US Airways Express under separate code-share agreements with US Airways at US Airways’ hub operations in Pittsburgh, Philadelphia, Kansas City and Tampa. In February 2001, the Company entered into an agreement wherein Air Midwest’s flights in Kansas City code-share with both Midwest Express and US Airways. Air Midwest also operates as Mesa Airlines in Albuquerque, New Mexico and in select Essential Air Service (“EAS”) markets. The Albuquerque hub operation and select EAS markets are “Independent Operations” and are not subject to a code sharing agreement with a major carrier.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, operates CRJ-700 aircraft and plans to operate CRJ-900 aircraft as America West Express under a code-share agreement at America West’s operations hub in Phoenix. Freedom Airlines began revenue flight operations on October 19, 2002.

•	CCAir, Inc. (“CCAir”), a Delaware corporation, ceased operations on November 3, 2002. During fiscal year 2002, CCAir operated turboprop aircraft as US Airways Express under a code-share agreement with US Airways at US Airways’ operations hub in Charlotte.

      Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Corporate Structure

      Mesa is a Nevada corporation that was originally formed in New Mexico, with its principal executive office in Phoenix, Arizona.

      In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD — ASU, operates our training program for new pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., a Pennsylvania corporation is a subsidiary of WestAir Holdings, Inc. and performs aircraft component repair and overhaul services.

•	Mesa Leasing, Inc., a Nevada corporation, was established to assist in the acquisition and leasing of aircraft.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew accommodations in training.

•	WestAir Holding, Inc., a California corporation, was the owner of WestAir Commuter Airlines, Inc. a California corporation (“WestAir”). WestAir ceased operations in 1998.

Aircraft in Operation

      The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type as of September 30, 2002.

	Canadair	Embraer
	Regional	Regional
	Jet-200	Jet	Beechcraft	DeHavilland	DeHavilland
	(CRJ)	(ERJ)	1900D	Dash 8-100	Dash 8-200	TOTAL

US Airways Express	—	32	34	3	—	69
America West Express	29	—	3	—	12	44
Frontier JetExpress	5	—	—	—	—	5
Mesa Airlines	—	—	6	—	—	6

Total	34	32	43	3	12	124

      The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type as of December 6, 2002.

	Canadair	Embraer	Canadair
	Regional	Regional	Regional
	Jet-200	Jet	Jet-700	Beechcraft	DeHavilland
	(CRJ)(1)	(ERJ)	(CRJ)	1900D	Dash 8-200	TOTAL

US Airways Express	—	32	—	31	2	65
America West Express	25	—	5	3	10	43
Frontier JetExpress	4	—		—	—	4
Mesa Airlines	—	—	—	6	—	6

Total	29	32	5	40	12	118

(1)	The Company returned two CRJ-200 aircraft on short-term leases in December 2002. In addition, the Company has three spare CRJ-200s that it anticipates flying for US Airways in the second quarter of fiscal year 2003.

Code-Share Agreements

      Our airline subsidiaries have agreements with America West, US Airways, Frontier, and Midwest Express to use those carriers’ designation codes (commonly referred to as a “code-share”). These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising. The Company’s passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of the Company’s code-share partners, and credits in those programs can be used on flights operated by the Company.

      The financial arrangement between us and our code-share partners involve either a revenue-guarantee or pro-rate arrangement. Both the America West code-share agreement and the US Airways regional jet code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways turboprop and the Frontier JetExpress code-share agreements are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

      The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the year ended September 30, 2002:

			Passenger
In thousands	ASM’s		Revenue

America West (Revenue-Guarantee)	1,494,469	43%	$193,173	40%
US Airways (Revenue-Guarantee)	1,281,181	37%	166,387	35%
US Airways (Pro-rate)	439,515	13%	96,608	20%
Frontier (Pro-rate)	185,071	5%	15,736	3%
Mesa Airlines	59,191	2%	8,922	2%

Total	3,459,427		$480,826

     America West Code-Sharing Agreement

      We currently operate five CRJ-700s, 25 CRJ-200s, ten Dash-8s and three B1900D aircraft for America West under a code-sharing agreement. The code-share agreement provides for the Company to increase its fleet up to 25 CRJ-900s, 15 CRJ-700s, 25 CRJ-200s, 12 Dash-8s and five B1900Ds. The first CRJ-700 was placed into service in October 2002. In exchange for providing flights and all other obligations under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the code-share agreement, America West has the right to reduce the Dash-8, B1900, and combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period; provided, however, America West must wait one year following the last scheduled delivery date of such aircraft to remove any CRJ-700 or CRJ-900 aircraft. In addition, America West may not reduce the Dash-8 aircraft to below a total of six. To date, America West has notified the Company of its intent to reduce the number of aircraft operated under the code-share agreement by (i) three CRJ-200s, (ii) two additional Dash-8 aircraft and (iii) three additional B1900D aircraft. The Company anticipates operating the removed aircraft under code-share agreements with the Company’s other partners. The code-share agreement terminates on the eighth anniversary of the date the last aircraft is added to the fleet under the agreement, which is currently anticipated to be 2012. The Company is currently in negotiations with America West on overall fleet composition.

     US Airways Code-Sharing Agreements

     Jet Code-Share Agreement

      We currently operate 32 Embraer regional jets for US Airways under a code-sharing agreement. The code-sharing agreement, as amended, provides that we will operate 52 regional jets as US Airways Express. The jet code-share agreement provides that we will provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel cost, oil cost, catering cost, and landing fees. We also receive a fixed profit margin based upon total costs under the agreement. On August 11, 2002, US Airways filed for Chapter 11 bankruptcy protection. On November 18, 2002, the U.S. Bankruptcy Court for the Eastern District of Virginia approved a motion filed by US Airways to continue the existing regional (i) jet code-share agreement and (ii) all amendments thereto, including the provisions for an additional 20 jets. The additional 20 jets must be in compliance with the ‘jets-for-jobs’ provisions in the US Airways pilot contract and requires the approval of the Company’s pilots. Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to provide an additional 50 regional jets. In connection with this letter of intent, the Company agreed to issue 3,000,000 warrants to US Airways. The additional aircraft, which will also be subject to ‘jets-for-jobs,’ would be delivered beginning in mid- to late-2003. The jet code-share agreement for (i) the initial 32 ERJ-145s terminates on December 31, 2008, unless US Airways elects to exercise its option to extend the term for three years upon twelve months’ notice; and (ii) the additional 20 jets terminates on the tenth anniversary of the date the first additional jet is added, which is currently anticipated to be January 2003, unless US Airways elects to exercise its option to extend the term for two years upon 12 months notice.

      Notwithstanding the foregoing, US Airways may terminate the code-share agreement at any time for cause upon 90 days notice and subject to our right to cure under any of the following conditions:

•	If we fail to retain or utilize the aircraft in the manner required under the jet code-share agreement.

•	If we admit liability or are found liable for serious safety infractions by the Federal Aviation Administration (“FAA”), a finding which leads to the suspension or revocation of Mesa’s operating certificate.

     Turboprop Code-Share Agreements

      Pursuant to three separate turboprop code-sharing agreements with US Airways, we currently operate 30 B1900D turboprop aircraft under a pro-rate revenue-sharing arrangement. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all the costs of transporting the passenger.

      US Airways may terminate the turboprop agreements at any time for cause upon not less than five days notice under any of the following conditions:

•	If we fail to utilize the aircraft as specified in the agreements.

•	If we fail to achieve specified levels of operating performance in completion factors and on-time arrival performance.

•	If we fail to comply with the trademark license provisions of the agreement.

•	If we fail to perform the material terms, covenants or conditions of the code-sharing agreement.

•	Upon a change in our ownership or control without the written approval of US Airways.

      The turboprop code-share agreements terminate in 2005 provided, however, most of the turboprop flying arrangements can be terminated by US Airways for any reason upon one hundred eighty (180) days prior advance written notice. Renewal of one code-share agreement with US Airways does not guarantee the renewal of the other code-share agreements with US Airways.

     Frontier Airlines, Inc. Jet Code-Sharing Agreement

      In September 2001, we entered into a five-year pro-rate revenue-sharing code-share agreement with Frontier Airlines, Inc. Under the terms of the agreement, we will market and sell flights operated by Mesa as Frontier JetExpress. This code-share began February 17, 2002 with service between Denver and selected cities. We currently operate four 50-seat CRJ-200 regional jet aircraft between Denver and the following cities: San Jose, San Diego, Ontario, Oakland and Wichita.

Fleet Plans and Aircraft Manufacturer Relationships

     ERJ Program

      In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. As of September 30, 2002, we have taken delivery of 32 ERJ-145’s, which have been financed as operating leases. We have the right to cancel the delivery of the four remaining firm aircraft. In conjunction with this purchase agreement, Mesa has $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at September 30, 2002. The remaining deposit will be returned to us either upon the delivery of the last four aircraft or upon notification by us of our intention to cancel the orders for the last four aircraft.

     CRJ Program

      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 16 CRJ-200 50-passenger regional jet aircraft. The 1996 BRAD Agreement also granted the Company an option to acquire an additional 16 regional jet aircraft. In fiscal 1997, we exercised our option to purchase the additional 16 CRJ aircraft reserved under the option provisions of the 1996 BRAD Agreement. The Company has received all 32 CRJ-200 aircraft under the 1996 BRAD Agreement. The aircraft are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

      In May 2001, the Company entered into a second agreement with BRAD to acquire 20 50-seat CRJ-200s, 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the 2001 BRAD Agreement, we have the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel our CRJ-200 order. We have notified BRAD of our intention to convert to CRJ-900s. The total number of firm aircraft currently on order is 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and expect to take delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 or CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $8.8 million on deposit with BRAD, which is included with lease and equipment deposits at September 30, 2002.

      The following table summarizes our jet fleet status and current fleet expansion plans currently under contract for the periods indicated:

				CRJ-700	CRJ-900
			CRJ-200	Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200		Options	Orders	Orders	Options	Options	Firm Orders	Options	Total

Delivered:
At 9/30/2002	34	*	—	2	—	—	—	32	—	68
Scheduled deliveries:
Fiscal 2003	(2)		4	12	8	—	—	—	4	94
Fiscal 2004	—		12	1	17	—	—	—	6	130
Fiscal 2005	—		12	—	—	3	3	—	12	160
Fiscal 2006	—		12	—	—	12	12	—	12	208
Fiscal 2007	—		—	—	—	5	5	—	12	230
Fiscal 2008 and beyond	—		—	—	—	20	20	—	—	270

Total	32		40	15	25	40	40	32	46

*	Includes two CRJ-200s we were flying under short-term operating leases. The aircraft were returned to the lessor in the first quarter of fiscal 2003.

     Beechcraft 1900D

      As of September 30, 2002, we owned 39 and leased seven Beechcraft 1900D aircraft. In fiscal year 2002, we returned 12 Beechcraft 1900D aircraft. We are currently in the process of returning excess aircraft to the manufacturer and anticipate operating 43 aircraft during fiscal 2003. We anticipate returning the remaining three aircraft in the second quarter of fiscal 2003.

Marketing

      Our flight schedules are structured to facilitate the connection of our passengers with the flights of our code-share partners at their hub airports and to maximize local and connecting service to other carriers.

      Under our US Airways Express turboprop and Frontier JetExpress operations, the Company’s market selection process follows an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways or Frontier regarding the level of service and fares. We believe that this selection process enhances the likelihood of profitability in a given market.

      Under the America West code-share agreement and the US Airways regional jet agreement, market selection, pricing and yield management functions are performed by America West and US Airways, respectively. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We intend to expand our operations performed pursuant to these revenue-guarantee agreements.

      Under our code-share agreements, the code-share partner coordinates advertising and public relations within their respective regions. In addition, our traffic is impacted by the major airline partners’ advertising programs in regions outside those served by us, with the major partners’ customers becoming our customers as a result of through fares. Under pro-rate code-share arrangements, our passengers also benefit from through fare ticketing with the major airline partners and greater accessibility to our flights on computer reservation systems and in the Official Airline Guide.

      Our pro-rate agreements and Independent Operation flights are promoted through, and our revenues are generally believed to benefit from, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. We participate in shared advertising with resort and rental property operators and ski areas in leisure markets in which we operate. Our independent and Frontier JetExpress operations utilize SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of our code-share partners are also utilized in each of our other operations through their respective code-share agreements. We also pay booking fees to owners of other computerized reservation systems based on the number of independent and prorate passengers booked by travel agents using such systems. We believe that we have good relationships with the travel agents serving our passengers.

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

      We believe that the Airline Deregulation Act facilitated our entry into scheduled air service markets and allows us to compete on the basis of service and fares, thus causing major carriers to seek out further contractual agreements with carriers like us as a way of expanding their respective networks. However, the Airline Deregulation Act makes the entry of other competitors possible, some of which may have substantial financial resources and experience, creating the potential for intense competition among regional air carriers in our markets.

      We believe our code-share agreements provide a significant competitive advantage in hub airports where our major partner has a predominant share of the market. The ability to control connecting passenger traffic by offering superior service creates difficulty for other regional airlines wishing to compete at such hubs. In addition to enhanced competitiveness offered by the code-share agreements, we compete with other airlines by offering frequent flights, flexible schedules and numerous fare levels.

Fuel

      Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, the Company’s code-share agreement with America West and the regional jet service agreement with US Airways allow fuel used in the performance of the agreements to be billed to the code-share partner, thereby reducing the Company’s exposure to fuel price fluctuations. In fiscal 2002, approximately 76% of the Company’s fuel was associated with the Company’s America West code-share and US Airways regional jet service agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

Maintenance of Aircraft and Training

      All mechanics and avionics specialists employed by us have the appropriate training and experience and hold the required licenses issued by the FAA. Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, the Company maintains its aircraft on a scheduled and “as-needed” basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We also maintain an inventory of spare parts specific to the aircraft types we fly. We provide periodic in-house and outside training for our maintenance and flight personnel and also takes advantage of factory training programs that are offered when acquiring new aircraft.

Insurance

      We carry types and amounts of insurance customary in the airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers’ compensation.

      As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage, while at the same time, significantly increasing the premiums for this coverage as well as for aviation insurance in general. Given the significant increase in insurance costs, the federal government is providing insurance assistance under the Air Transportation Safety and System Stabilization Act. In addition, the federal government has issued war-risk coverage to U.S. air carriers that is generally renewable for 60-day periods. However, the availability of aviation insurance is not guaranteed and our inability to obtain such coverage at affordable rates may result in the grounding of our aircraft. Insurance costs are reimbursed under the terms of our code-share agreement with America West, and our regional jet service agreement with US Airways.

Employees

      As of September 30, 2002, we employed approximately 3,100 employees. Approximately 2,300 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. Historically, we have had no difficulty attracting qualified personnel to meet our requirements.

      Our five-year agreement with the Air Line Pilots Association (“ALPA”) for a single pilot contract for MAI and Air Midwest expired in December 2001. We are currently in contract negotiations with the pilots of MAI and Air Midwest for a new collective bargaining agreement. In July 2002, ALPA filed suit against the Company under the Railway Labor Act alleging (i) violation of the duty to bargain in good faith; (ii) attempting to undermine ALPA as the collective bargaining representative of pilots; and (iii) failure to refrain from making changes to status quo rates of pay, rules or working conditions. For more information regarding this matter, see the disclosure under the caption “Item 3 — Legal Proceedings” below.

      MAI’s flight attendants are represented by the Association of Flight Attendants (“AFA”). On October 18, 2002, the Company and the AFA amended the terms of the agreement and extended the term through June 2006.

      Pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

      No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

Essential Air Service Program

      The Essential Air Service program administered by the United States Department of Transportation (“DOT”) guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT will subsidize air service to communities that might not otherwise have air service. We service 20 such cities for an annual subsidy of approximately $14.0 million. There is no guarantee that we will continue to receive subsidies for the cities we serve. If the funding under this program is terminated for any of the cities served by the Company, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.

Regulation

      As an interstate air carrier, we are subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the DOT. Such requirements include minimum levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier’s books, properties and records, and to mandate conditions of carriage. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

      We are subject to the jurisdiction of the FAA with respect to its aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections.

      Effective March 1997, the FAA required that regional airlines with aircraft of 10 or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. The Company, as one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 within the FAA’s deadline. These requirements have resulted in a significant increase our costs, adversely affecting our ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. We continue to work to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

      We are subject to various federal and local laws and regulations pertaining to other issues of environmental protocol. We believe we are in compliance with all governmental laws and regulations regarding environmental protection.

      We are also subject to the jurisdiction of the Federal Communications Commission with respect to the use of its radio facilities and the United States Postal Service with respect to carriage of United States mail. Local governments in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement and curfews.

Available Information

      We maintain a website where additional information concerning our business can be found. The address of that website is www.mesa-air.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 2.     Properties

      Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2002.

	Number of Aircraft

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	Sept. 30, 2002	Capacity

CRJ-200 Regional Jet	—	34	34	34	50
CRJ-700 Regional Jet	—	2	2	—	64
Embraer Regional Jet	—	32	32	32	50
Beechcraft 1900D	39	7	46	43	19
Dash 8-100	—	6	6	3	37
Dash 8-200	—	12	12	12	37
Embraer EMB-120	—	6	6	—	30

Total	39	99	138	124

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

      In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

			Approximate
Type	Location	Ownership	Square Feet

Headquarters	Phoenix, AZ	Leased	26,000
Training/ Administration	Phoenix, AZ	Leased	27,000
Hangar	Jamestown, NY	Leased	30,000
Hangar	Farmington, NM	Leased	30,000
Engine Shop	Farmington, NM	Leased	6,000
Hangar	Phoenix, AZ	Leased	20,000
Hangar/ Office	Wichita, KS	(1)	30,000
Hangar/ Office	Dubois, PA	Leased	23,000
Hangar	Reading, PA	(1)	56,250
Office	Charlotte, NC	Leased	4,000
Hangar	Charlotte, NC	Leased	30,000

(1)	Building is owned, underlying land is leased.

      We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. America West, US Airways and Frontier also provide facilities, ticket handling and ground support services for the Company at certain airports.

      Our corporate headquarters facility is leased pursuant to a ten-year lease that commenced November 1, 1998. In October 2002, we entered into an amendment to increase the total square footage to 26,000 and extend the term to August 31, 2012. The Training/ Administration facility is subject to an 89-month lease that commenced on June 1, 2001.

      We believe our facilities are suitable and adequate for our current and anticipated needs.

Item 3.     Legal Proceedings

      In March 2001, we reached agreement with United Airlines, Inc. to extend the current Mesa/ US Airways regional jet contract by an additional two years, to December 31, 2010, contingent upon completion of the proposed merger between United and US Airways. Under the agreement, Mesa and United agreed to drop all outstanding litigation between the two parties. On July 27, 2001, United and US Airways terminated their proposed merger.

      In May 2001, we filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23.0 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4.0 million.

      The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5.8 million which is included in other accrued expenses at September 30, 2002. The Company has appealed the arbitrator’s decision.

      The Company and/or its subsidiaries is also involved in a lawsuit involving the Air Line Pilots Association, International (“ALPA”), the union that represents the Mesa Airlines and Air Midwest pilots.

     Alpa v. Mesa Airlines, Inc., et al.,

      The proceeding brought by ALPA, Case No. CV-02-1333-PHX-PGR (D. Ariz.) names as defendants the Company, our Mesa Airlines subsidiary and our Chairman in his individual capacity. It asserts three claims under the Railway Labor Act: (1) violation of the duty to bargain in good faith; (2) attempting to undermine ALPA as the collective bargaining representative of the Mesa Airlines pilots; and (3) failure to refrain from making changes to status quo rates of pay, work rules or working conditions prior to exhausting the statute’s mediation procedures. The latter two counts are based primarily on our announcement that we intend to establish a new subsidiary, Freedom Airlines, to perform flying for America West Airlines using CRJ-700 and CRJ-900 aircraft. We deny that we have violated the statute in any fashion and plan a vigorous defense against ALPA’s suit. The complaint was filed in July 2002. We filed a motion to dismiss in September 2002. Oral arguments are scheduled in January 2003.

      We are also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	45	Chief Executive Officer
Michael J. Lotz	43	President and Chief Operating Officer
George Murnane III	44	Executive Vice President
Rodena Turner-Bojorquez	44	Vice President, Human Resources.
Michael Ferveda	58	President — Freedom Airlines, Inc.
Brian S. Gillman	33	Vice President, General Counsel and Secretary
Donald Harrison	57	Vice President of Maintenance — Mesa Airlines, Inc.
Robert Hornberg	50	Vice President and CIO
F. Carter Leake	40	President — CCAir, Inc.
Mickey Moman	52	Vice President of Flight Operations — Mesa Airlines, Inc.
Jeff P. Poeschl	37	Vice President — Finance
Gregory Stephens	38	President — Air Midwest, Inc.
Robert B. Stone	46	Chief Financial Officer and Treasurer

      Jonathan G. Ornstein was appointed President and Chief Executive Officer of Mesa Air Group, Inc. effective May 1, 1998. Mr. Ornstein relinquished his position as President of the Company in June 2000. From April 1996 to his joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./ N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, Inc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company’s WestAir Holding, Inc., subsidiary.

      Michael J. Lotz, President and Chief Operating Officer, joined the Company in July 1998. In January 1999, Mr. Lotz became Chief Operating Officer. In August 1999, Mr. Lotz became the Company’s Chief Financial Officer and in January 2000 returned to the position of Chief Operating Officer. On June 22, 2000, Mr. Lotz was appointed President of the Company. Prior to joining the Company, Mr. Lotz served as Chief Operating Officer of Virgin Express, S.A./ N.V., a position he held from October 1996 to June 1998. Previously, Mr. Lotz was employed by Continental Airlines, Inc., most recently as Vice President of Airport Operations, Properties and Facilities at Continental Express.

      George Murnane III, Executive Vice President, was appointed Executive Vice President of the Company effective December 2001. Mr. Murnane has served as a director of the Company since June 1999. Mr. Murnane has served as the President of Barlow Management, Inc. since 1998. From 1996 to December 2001, Mr. Murnane was a Director and Executive Vice President of International Airline Support Group, Inc., a leading redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines, most recently as its Chief Operating Officer. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. For 1986 to 1996, he was an investment banker with the New York investment banking firm of Merrill Lynch & Co., most recently as a Director in the firm’s Transportation Group. Mr. Murnane currently serves on the Board of Directors of International Airline Support Group, Inc. and North-South Airways, Inc.

      Rodena Turner-Bojorquez, Vice President of Human Resources, joined the Company in May 1998. From 1996 to 1998, Ms. Turner-Bojorquez served as a Director at Virgin Express, where she oversaw the customer service and flight crew administration departments. From 1994 to 1996, she was Senior Director of Human Resources at Continental Express. She holds a BA in accounting from California State University, Fresno.

      Michael Ferveda, President of Freedom Airlines, Inc. (“FAI”), was appointed President in May 2002. Prior to becoming President of FAI, Mr. Ferveda served as the Senior Vice President of Mesa Airlines, Inc. He joined the Company in September 1990. Mr. Ferverda has served the Company in several capacities including pilot, Flight Instructor/ Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

      Brian S. Gillman, Vice President, General Counsel and Secretary, joined the Company in February 2001. From July 1996 to February 2001, he served as Vice President, General Counsel and Secretary of Vanguard Airlines, Inc. in Kansas City, Missouri. From September 1994 to July 1996, Mr. Gillman was a corporate associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri. Mr. Gillman received his Juris Doctorate and B.B.A. in Accounting from the University of Iowa in 1994 and 1991, respectively.

      Donald Harrison, Vice President of Maintenance of Mesa Airlines, Inc., joined in April 1999. Prior to joining the Company, Mr. Harrison was employed at Dimension Aviation from March 1997 to April 1999 as Vice President and General Manager. Prior to joining Dimension Aviation, Mr. Harrison was employed as an aviation consultant for Dee Howard from 1996 to March 1997.

      Robert Hornberg, Vice President and Chief Information Officer, joined the Company in July 1998 as Director of Information Services. Mr. Hornberg was appointed Vice President and Chief Information Officer in September 2000. For October 1994 to April 1998, Mr. Hornberg was Director of Information Services for Western Pacific Airlines.

      F. Carter Leake, President of CCAir, Inc., joined the Company as Executive Vice-President of CCAir, in January 2001. In October 2001, Mr. Leake was appointed President. Prior to joining the Company, Mr. Leake served as a Director of Sales for Bombardier Regional Aircraft from November 1996 to January 2001. Previously, Mr. Leake was an analyst with SH&E, an aviation consulting firm in New York, and a US Air Force military pilot.

      Mickey Moman, Vice President of Flight Operations of Mesa Airlines, Inc., joined Mesa Airlines in October 1987. Mr. Moman was appointed Vice President of Flight Operations with Mesa Airlines in May 2002. Prior to employment with Mesa, he served eight years with the FAA in various positions and prior to that served eight years in the U.S. Air Force. While at Mesa, Mr. Moman started as a line pilot in the Beech 99. Mr. Moman has served the Company in many capacities including pilot, Chief Pilot, Director of Operations and Vice President of Training.

      Jeff P. Poeschl, Vice President — Finance, joined the Company in December 2000. From 1988 to the date, Mr. Poeschl joined the Company, he was employed by Deloitte & Touche in Milwaukee, Wisconsin, most recently as Senior Manager. Mr. Poeschl obtained his Bachelor of Arts in Business Administration, double-majoring in Accounting and Finance, at the University of Wisconsin.

      Gregory Stephens, President of Air Midwest, Inc., joined Air Midwest in 1985 as a ground service worker, working his way up to station operations, customer service agent, crew scheduler and dispatcher. Mr. Stephens also held positions as Director of Planning and Pricing, Director of Safety and Vice-President and General Manager of Air Midwest. Mr. Stephens was appointed Vice President of Customer Service in 1998 of Mesa Airlines and appointed President of Air Midwest in December 1999.

      Robert B. Stone, Chief Financial Officer and Treasurer, joined the Company in January 2000. Prior to joining the Company, Mr. Stone was employed by the Boeing Company for more than 20 years, most recently as Vice President, Financial Planning and Analysis. Mr. Stone obtained his MBA from Pacific Lutheran University and his Bachelor of Arts in Business Administration at the University of Washington.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ National Market System under the symbol “MESA.”

	Fiscal 2002		Fiscal 2001

Quarter	High	Low	High	Low

First	$7.89	$2.80	$7.00	$4.72
Second	11.43	7.51	11.56	7.19
Third	11.74	7.05	13.30	8.50
Fourth	10.49	3.62	15.49	3.26

      On December 6, 2002, we had approximately 1,247 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

      On February 7, 2002, in connection with an agreement entered into with Raytheon Aircraft Company (“Raytheon”), we issued a warrant to purchase shares of our common stock to Raytheon. This warrant allows Raytheon to purchase up to an aggregate of 233,068 shares of our common stock at a per share exercise price of $10.00. Raytheon paid a purchase price of $1.50 per share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of issuance. Absent a default by us under the agreement with Raytheon in which case vesting is accelerated, the shares underlying the warrant vest (and are therefore purchasable by Raytheon) according to the following schedule: 13,401 shares in fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. On March 12, 2002 and November 22, 2002, Raytheon exercised its option to purchase the 2001 shares and 2002 shares. The sale of the warrant and the shares underlying the warrant were made pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Selected Financial Data and Operating Statistics

      The selected financial data as of and for each of the five years ended September 30, 2002, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 2002, 2001 and 2000, have been audited by Deloitte & Touche LLP, independent auditors. The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 1999 and 1998 have been audited by KPMG LLP, independent auditors.

      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

Years Ended:	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

Operating revenues	$496,783	$523,378	$471,612	$404,616	$494,866
Operating expenses	$503,005	$594,020	$429,798	$402,487	$533,910
Operating income (loss)	$(6,222)	$(70,642)	$41,814	$2,129	$(39,044)
Interest expense	$5,440	$13,469	$15,463	$19,096	$25,382
Income (loss) before income taxes	$(13,524)	$(71,375)	$28,031	$(12,815)	$(58,229)
Net income (loss)	$(9,309)	$(48,076)	$58,872	$(13,412)	$(50,467)
Net income (loss) per share:
Basic	$(.28)	$(1.50)	$1.78	$(0.40)	$(1.50)
Diluted	$(.28)	$(1.50)	$1.77	$(0.40)	$(1.50)
Working capital (deficit)	$74,016	$79,086	$65,436	$33,040	$(1,446)
Total assets	$352,343	$423,986	$386,594	$403,773	$484,376
Long-term debt, excluding current portion	$109,721	$117,950	$135,533	$114,234	$245,100
Stockholders’ equity	$89,100	$103,126	$144,574	$96,435	$108,649
Net book value per share	$2.79	$3.12	$4.48	$2.83	$2.95
Passengers carried	5,118,839	4,789,180	4,457,989	4,255,696	5,969,104
Revenue passenger miles (000)	1,986,164	1,796,058	1,561,197	1,324,867	1,407,345
Available seat miles (“ASM”) (000)	3,459,427	3,289,216	2,951,116	2,594,861	2,581,946
Average passenger journey in miles	388	375	350	311	236
Average stage length in miles	298	268	250	225	190
Load factor	57.4%	54.6%	52.9%	51.1%	54.5%
Break-even passenger load factor	60.1%	63.8%	48.5%	52.7%	60.1%
Revenue per ASM in cents	14.4	15.9	16.0	15.3	18.7
Operating cost per ASM in cents	14.5	18.1	14.6	15.5	20.7
Average yield per revenue passenger mile in cents	25.0	28.8	30.2	30.1	34.3
Average fare	$93.93	$106.18	$103.45	$93.59	$80.91
Aircraft in service	124	118	133	140	138
Cities served	147	153	120	138	134
Number of employees	3,100	2,820	3,480	3,423	3,241

(1)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

(2)	Net loss in fiscal 2001 includes the effect of impairment and restructuring charges of $80.9 million (pretax).

(3)	Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method for maintenance costs of $18.1 million (pretax) and the benefit of reversing a valuation allowance for deferred tax assets of $21.9 million.

(4)	Includes Mesa as of and for the twelve months ended September 30, 1999, CCAir as of and for the twelve months ended September 30, 1999. Net loss in fiscal 1999 includes the effect of impairment and restructuring charges of $28.9 million (pre-tax) and the reversal of a previous charge for the cancellation of the UAL code share agreement of $14.0 million (pretax).

(5)	Mesa as of and for the twelve months ended September 30, 1998, CCAir as of and for the twelve months ended December 31, 1998.

     Our June 9, 1999 acquisition of CCAir was accounted for as a pooling of interests and, accordingly, our consolidated financial statements have been restated to include the results of CCAir for all periods presented. The consolidated financial statements of CCAir for the 1998 fiscal year has not been restated to change CCAir’s audited year end to September 30.

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

Critical Accounting Estimates and Judgments

      The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, medical claims reserve, valuation of assets held for sale and costs to return aircraft and a valuation allowance for certain deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such historical experience and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Revenue Recognition

      The financial arrangement between Mesa and their code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. Both the America West code-share agreement and the US Airways regional jet code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways turboprop and the Frontier JetExpress code-share agreements are pro-rate agreements.

Allowance for Doubtful Accounts

      As discussed above, amounts billed under revenue guarantee arrangements are subject to the interpretation of the applicable code-share agreement and are subject to audit by the code-share partner. Periodically our code-share partners dispute amounts billed and pay amounts less than those billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $12.8 million and $14.7 million at September 30, 2002 and 2001, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

      The Company is currently self-insured for health care costs and as such, estimates a reserve for the cost of claims that have not been paid as of the balance sheet date. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At September 30, 2002 and 2001, the Company has accrued $2.0 million and $1.4 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

Long-lived Assets, Aircraft and Parts Held for Sale

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company determines the fair value based upon estimates of future cash flows, market value of similar assets and/ or independent appraisals.

      Long-lived assets to be disposed of and parts held for sale are reported at the lower of carrying amount or fair value less cost to sell. Aircraft and parts held for sale are comprised of aircraft the Company has identified as surplus as well as expendable and rotable inventory that is in excess of the Company’s needs. Aircraft currently identified as held for sale are under contract to return to the manufacturer and are valued at the contract price, less the cost to return the aircraft to meet the manufacturer’s return conditions. The Company estimates quantities of rotable and expendable inventory that are surplus to its needs by employing independent consultants who utilize mathematical models to determine optimum inventory levels based on such variables as size of fleet, number of maintenance bases and desired reliability. Quantities of rotable and expendable inventory that are surplus to the Company’s needs are valued at fair market value, less costs to sell. Fair market value is determined based upon the Company’s experience in selling similar assets and outside appraisals. If the actual value of these surplus parts is materially different than estimated, the Company’s estimate of fair market value could be materially understated or overstated.

Costs to Return Aircraft Held for Sale

      The Company periodically returns aircraft to the manufacturer or lessor that have been identified as excess. It is standard practice in the industry that aircraft returns must meet established contractual return conditions. The ultimate cost of completing the maintenance necessary to meet these return conditions is not known until all the work is completed and accepted by the manufacturer or lessor. As such, the Company estimates these costs at the time of the decision to the return aircraft. The Company’s estimates are based upon historical experience in performing this and similar maintenance; however, the ultimate cost cannot be readily determined until the aircraft or engine is opened and examined. At September 30, 2002 and 2001, the Company accrued $8.1 million and $4.7 million, respectively, for the cost to return aircraft. If the ultimate cost to return these aircraft is significantly different than what has been estimated, the reserves for the costs to return aircraft could be materially overstated or understated.

Valuation Allowance for Deferred Tax Assets

      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2002 and 2001, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $2.9 million and $2.2 million, respectively. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

Results of Operations

General

      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 147 cities in 37 states, Canada and Mexico. At September 30, 2002, Mesa operated a fleet of 124 aircraft and had approximately 889 daily departures.

      Mesa’s airline operations during fiscal year 2002 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc., as US Airways Express under code-sharing agreements with US Airways, Inc. and as Frontier Jet Express under a code-sharing agreement with Frontier. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-sharing agreement with Midwest Express in Kansas City on flights operated as US Airways Express. Prior to it ceasing operations on November 4, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc. began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002.

      The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,

	2002	2001	2000

Passengers	5,118,839	4,789,180	4,457,989
Available seat miles (“ASM”)(000s)	3,459,427	3,289,216	2,951,116
Revenue passenger miles (000s)	1,986,164	1,796,058	1,561,197
Load factor	57.4%	54.6%	52.9%
Yield per revenue passenger mile (cents)	25.0	28.8	30.2
Revenue per ASM (cents)	14.4	15.9	16.0
Operating cost per ASM (cents)	14.6	18.1	14.5
Average stage length (miles)	298	268	250
Number of operating aircraft in fleet	124	118	133
Gallons of fuel consumed	90,969,241	86,977,636	78,832,519
Block hours flown	352,323	383,310	395,446
Departures	285,680	323,675	343,638

Operating Expense Data

Years Ended
September 30, 2002, 2001 and 2000

	2002			2001			2000

			Cost			Cost			Cost
		Percent	Per		Percent	Per		Percent	Per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	$262,501	52.8%	7.6	$272,944	52.2%	8.3	$223,200	47.3%	7.6
Maintenance	100,037	20.1%	2.9	100,848	19.3%	3.1	83,473	17.7%	2.8
Aircraft & traffic servicing	46,057	9.3%	1.3	53,776	10.3%	1.6	53,838	11.4%	1.8
Promotion & sales	12,547	2.5%	0.4	22,243	4.2%	0.7	26,554	5.6%	0.9
General &
administrative	44,256	8.9%	1.3	49,676	9.5%	1.5	27,103	5.7%	0.9
Depreciation &
amortization	10,932	2.2%	0.3	13,680	2.6%	0.4	15,630	3.3%	0.5
Impairment and restructuring charge	26,675	5.4%	0.8	80,853	15.4%	2.5	—	—	—

Total operating expenses	$503,005	101.2%	14.6	$594,020	113.5%	18.1	$429,798	91.0%	14.5

Interest expense	$5,440	1.1%	0.2	$13,469	2.6%	0.4	$15,463	3.3%	0.5

Other income (expense)	$(3,404)	0.7%	(0.1)	$10,914	2.1%	0.3	$(691)	0.1%	(0.0)

Fiscal 2002 Versus Fiscal 2001

General

Operating Revenues

      In fiscal 2002, operating revenues decreased by $26.6 million (5.1%) to $496.8 million, from $523.4 million in fiscal 2001. Although our revenue decreased, revenue under revenue-guarantee contracts increased by 12.4% in fiscal 2002 over fiscal 2001. The primary reason for the increase was the addition of 13 regional jets that were placed into service in 2002 (eight of which were operated pursuant to revenue-guarantee agreements for the majority of the year). Offsetting this increase, revenue derived from our pro-rate revenue operations, which currently accounts for approximately 25% of our revenue, decreased 35.7% compared to the prior year. The decrease in pro-rate revenue was primarily due to reductions in pro-rate flying capacity and industry-wide declines in load factors as a result of September 11th. As a result of decreases in capacity and the effects of the events of September 11, 2001, passengers traveling on such pro-rate flights decreased 42.9% for the year. Under revenue-guarantee contracts, we are substantially insulated from industry passenger trends.

Operating Expenses

Flight Operations

      In fiscal 2002, flight operations expense decreased 3.8% to $262.5 million (7.6 cents per ASM) from $272.9 million (8.3 cents per ASM) in fiscal 2001. The $10.4 million decrease in expense in fiscal 2002, is primarily attributable to the reduction in turboprop flying as well as cost reduction initiatives related to the turboprop operation, which included $1.0 million associated with the Raytheon agreement. The decrease on a cost per ASM basis for the year ended September 30, 2002, is a result of an increase in the proportion of regional jet ASMs in our fleet. Regional jets generally have lower operating costs per ASM than turboprop aircraft.

Maintenance Expense

      In fiscal 2002, maintenance expense decreased 0.8% to $100.0 million (2.9 cents per ASM) from $100.8 million (3.1 cents per ASM) in fiscal 2001. The decrease in maintenance costs for fiscal 2002 is primarily the result of $3.4 million in benefits received as part of the cost reduction agreement reached with Raytheon Aerospace and reduced turboprop flights. The decrease was offset by higher than expected engine maintenance in the fourth quarter due to problems related to unexpected component failures, resulting in the premature removal and overhaul of jet engines. The decrease in cost per ASM is a result of an increase in the proportion of regional jet ASMs and the turboprop cost reduction initiatives.

Aircraft and Traffic Servicing Expense

      In fiscal 2002, aircraft and traffic servicing expense decreased 14.4% to $46.1 million (1.3 cents per ASM) from $53.8 million (1.6 cents per ASM) in fiscal 2001. The decrease in aircraft and traffic service expense is primarily due to reduced turboprop flights. On an ASM basis, the reduction is a result of the increase in the proportion of regional jet ASMs. The Company can service regional jets with the same number of personnel as smaller turboprop aircraft even though regional jets carry more passengers. In addition, the Company also had more regional jets in service under the US Airways contract in 2002 than in 2001. Under our regional jet contract with US Airways, many of the aircraft and traffic servicing expenses are absorbed directly by US Airways.

Promotion and Sales

      In fiscal 2002, promotion and sales expense decreased 43.6% to $12.5 million (0.4 cents per ASM) from $22.2 million (0.7 cents per ASM) in fiscal 2001. The decrease is primarily a result of the decrease in booking fees and franchise fees paid to the Company’s code-share partners as a result of the decrease in pro-rate passenger traffic. Our contract with America West and our jet contract with US Airways eliminate booking fees and travel agency commissions being charged directly to the Company and as such, these costs per ASM are expected to decline as the America West Express and US Airways Express jet operations continue to grow.

General and Administrative Expense

      In fiscal 2002, general and administrative expense decreased 10.9% to $44.3 million (1.3 cents per ASM) from $49.7 million (1.5 cents per ASM) in fiscal 2001. The decrease is primarily due to a reduction in bad debt expense of $13.0 million, which was due to allowances for receivables recorded in the prior year as a result of the effect that terrorist attacks that took place on September 11, 2001 had on our code-share partners. In addition, professional fees decreased approximately $3.0 million as the majority of the legal costs associated with the Beus Gilbert matter were accrued in 2001. We also reduced our 401(k) matching contribution by $0.7 million in 2002. These decreases were offset by increases in passenger liability insurance of $9.9 million due to increased premiums as a result of the events of September 11, 2001 as well as a $4.3 million contract claim release to US Airways as a result of the US Airways bankruptcy restructuring.

Depreciation and Amortization

      In fiscal 2002, depreciation and amortization expense decreased 20.1% to $10.9 million (0.3 cents per ASM) from $13.7 million (0.4 cents per ASM) in fiscal 2001. The decrease is primarily due to the cessation of depreciation on aircraft and parts held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. We are also no longer incurring goodwill amortization expense as all goodwill was written off at September 30, 2001.

Impairment and Restructuring Charges

      In the fourth quarter of fiscal 2002, the Company’s subsidiary, CCAir made a decision to discontinue its operations. As a result of this decision, the Company recorded a restructuring and impairment charge of $19.8 million. The charge is comprised of $0.7 million of severance and other employee related liabilities, $4.6 million in aircraft related return costs, $7.8 million for future aircraft lease payments, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $0.9 million to write off the value of equipment and leasehold improvements and $1.7 million to reduce maintenance deposits held by a lessor to net realizable value.

      Also in the fourth quarter of fiscal 2002, we returned 12 of the 15 B1900D aircraft permitted under our agreement with Raytheon. As a result of unanticipated increases in the cost of meeting return conditions, we recorded an additional impairment charge of $3.3 million. The remaining three aircraft are expected to be returned to Raytheon by the end of the fiscal second quarter of 2003. We also took a charge of $3.6 million to accrue for the remaining lease payments and future costs of returning two Shorts 360 aircraft the Company is subleasing to an operator in Europe.

Interest Expense

      The decrease in interest expense of $8.1 million from $13.5 million in 2001 to $5.4 million in 2002 is due to reduced interest rates as the majority of our Beechcraft 1900D fleet is financed at variable interest rates as well as $0.9 million in benefits received from Raytheon Aerospace as part of the cost reduction agreement.

Other Income and Expense

      In fiscal 2002, other income and expense decreased $14.3 million from income of $10.9 million (0.3 cents per ASM) in 2001 to expense of $3.4 million in 2002. Included in other income is $3.2 million in net investment related losses (unrealized losses of $5.2 million offset by realized gains of $2.0 million). The investment losses include losses from the Company’s portfolio of aviation related securities, including $1.9 million incurred by our subsidiary UFLY. The minority interest in these losses is deducted out of our net income or loss after income taxes. Included in other income for fiscal 2001 was $14.7 million in grants received from the DOT as part of the Airline Transportation Safety and System Stabilization Act.

Fiscal 2001 Versus Fiscal 2000

Operating Revenues

      In fiscal 2001, operating revenues increased by $51.8 million (11.0%) to $523.4 million, from $471.6 million in fiscal 2000. The increase was primarily due to the addition of 13 regional jets employed under revenue guarantee contracts with America West and US Airways.

Operating Expenses

Flight Operations

      In fiscal 2001, flight operations expense increased 22.3% to $272.9 million (8.3 cents per ASM) from $223.2 million (7.6 cents per ASM) in fiscal 2000. The $50.0 million increase was primarily due to increased fuel costs of approximately $18.1 million, increased lease costs of approximately $21.6 million and increased pilot wages of approximately $9.0 million as well as an increase of $0.7 million related to health insurance costs. These expense increases were the result of adding additional regional jets in fiscal 2001.

Maintenance Expense

      In fiscal 2001, maintenance expense increased 20.8% to $100.8 million (3.1 cents per ASM) from $83.5 million (2.8 cents per ASM) in fiscal 2000. Increased maintenance expenditures are primarily due to the increased number of activity based or time sensitive maintenance events and the expiration of the warranty period on many of our CRJ aircraft.

Aircraft and Traffic Servicing Expense

      In fiscal 2001, aircraft and traffic servicing expense decreased 0.1% to $53.8 million (1.6 cents per ASM) from $53.8 million (1.8 cents per ASM) in fiscal 2000. The relative stability of aircraft and traffic servicing expense is due to the Company serving approximately the same number of cities in 2001 as in 2000, 118 versus 120, respectively.

Promotion and Sales

      In fiscal 2001, promotion and sales expense decreased 16.2% to $22.2 million (0.7 cents per ASM) from $26.6 million (0.9 cents per ASM) in fiscal 2000. The decrease is primarily due to the Company’s continued downsizing of its B1900D fleet and the resulting decrease in prorate flying.

General and Administrative Expense

      In fiscal 2001, general and administrative expense increased 83.3% to $49.7 million (1.5 cents per ASM) from $27.1 million (0.9 cents per ASM) in fiscal 2000. The $22.6 million increase is primarily due to $14.6 million in allowances on receivables from our code-share partners as a result of the impact of the attacks of September 11th and the impact that the decline in passenger traffic and softening economy have had on their business and ability to pay, $4.8 million in reserves for professional fees and an increase of approximately $2.3 million in property taxes as a result of increases to the Company’s jet fleet.

Depreciation and Amortization

      In fiscal 2001, depreciation and amortization expense decreased 12.5% to $13.7 million (0.4 cents per ASM) from $15.6 million (0.5 cents per ASM) in fiscal 2000. The decrease is primarily due to the cessation of depreciation on B1900D aircraft held for sale.

Impairment and Restructuring Charges

      In the second quarter of fiscal 2001, we recognized a charge of approximately $22.7 million on 15 B1900D aircraft we returned or intend to return to the manufacturer. The charge was comprised of an impairment loss to write the aircraft down to the contractual selling price less the estimated costs to prepare the aircraft for return to the manufacturer.

      Due to the economic slowdown and the effects of the terrorist attacks in the fourth quarter of fiscal 2001, we wrote off the unamortized value of the goodwill associated with certain B1900D route systems totaling $9.3 million. The Company also took an additional charge of approximately $40.7 million related to its B1900D fleet. The charge is comprised of an impairment loss of $40.4 million on the value of 36 B1900D aircraft the Company is planning to continue to fly.

      In the fourth quarter of fiscal 2001, the Company made a decision to discontinue operating Jetstream Super 31 aircraft from its Charlotte hub. As a result of this decision, the Company took a $4.9 million charge that is included in other accrued liabilities and other non-current liabilities at September 30, 2001. The charge is comprised of $3.6 million related to the remaining lease payments on nine Jetstream Super 31 aircraft, $1.2 million related to the costs to buyout the remaining term of the maintenance contract associated with these aircraft and $0.1 million related to costs to return the aircraft.

      We also elected to accelerate the disposition of excess inventory. During the fourth quarter of fiscal 2001, we hired an independent consulting firm to determine our inventory needs and to value our surplus inventory. Prior to September 11, 2001, the Company had been selling off surplus inventory on a passive basis as opportunities arose. As a result of this decision, the Company took a $3.2 million charge to reduce its surplus inventory to net realizable value, less costs to sell. The surplus inventory is carried on the balance sheet under the heading of aircraft and parts held for sale.

Other Income and Expense

      Included in other income is $14.7 million related to amounts received and to be received from the DOT under the Air Transportation Safety and Stabilization Act. This amount is offset by $3.7 million in net investment related losses (unrealized losses of $8.0 million offset by realized gains of $4.3 million).

Liquidity and Capital Resources

      We had cash, cash equivalents and marketable securities of $54.4 million at September 30, 2002, compared to cash, cash equivalents and marketable securities of $83.3 million at September 30, 2001. Primary uses of cash included (i) repaying $20.0 million in funds borrowed under our line of credit after September 11th, 2001, (ii) reducing accounts payable by $19.7 million after extending the days outstanding in the periods following the events of September 11, 2001, (iii) capital expenditures of $13.5 million (primarily rotable aircraft parts), (iv) principal payments on long-term debt of $9.4 million, (v) cost to return aircraft of $6.6 million and (vi) repurchases of common stock of $6.0 million. Offsetting these uses of cash, cash sources included (i) receiving $13.0 million from past contractual claims and $5.2 million in various lease incentives that are included in deferred credits, (ii) sales and reductions in levels of expendable and rotable inventory of $19.2 million, (iii) net return of aircraft deposits of $4.9 million and (iv) net contributions from minority interest shareholders of UFLY of $2.0 million. The above factors, among others, resulted in a $28.6 million decrease in cash, cash equivalents and marketable securities during fiscal 2002, which comprises the majority of the decrease noted above.

      As of September 30, 2002, we had receivables of approximately $29.1 million (net of an allowance for doubtful accounts of $12.8 million), compared to $29.4 million (net of an allowance for doubtful accounts of $14.7 million) at September 30, 2001. The amounts due consist primarily of receivables due from our code-share partners, passenger ticket receivables due through the Airline Clearing House (“ACH”) and amounts due from the DOT under the Airline Stabilization Act. The allowance for doubtful accounts was decreased as a result of the settlement with US Airways where previously reserved receivables were written off against the allowance.

      During fiscal 2002, we had code-share agreements with America West, US Airways, Frontier Airlines and Midwest Express Airlines. Approximately 98%, 97% and 95% of the Company’s consolidated passenger revenue for the years ended September 30, 2002, 2001 and 2000, respectively, were derived from these agreements. Accounts receivable from our code-share partners were 57% and 29% of total gross accounts receivable at September 30, 2002 and 2001, respectively.

      A reduction in business travel, a slowing economy and the terrorist attacks of September 11, 2001 all have had a significant impact on the airline industry, including America West and US Airways. Continuing declines in the economy or an inability to receive government grants and loan guarantees could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways code share agreements (specifically the jet contracts) would have a material adverse effect on our business prospects, financial position, results of operations and cash flows.

      If a termination without renewal should occur, management believes they would be able to reduce costs quickly through reductions in headcount or parking aircraft. Additionally management believes they could continue flying certain routes or transfer certain aircraft, particularly the regional jets, to new markets and new code-share arrangements with other carriers. As of December 6, 2002, we had cash and marketable securities in excess of $45.0 million. Management believes additional proceeds of approximately $10 million could be generated through the cancellation of aircraft orders. Management believes these actions would provide sufficient working capital to meet its operating needs.

      In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. We introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. As of September 30, 2002, the Company had taken delivery of 32 ERJ-145’s, which have been financed as operating leases. We have the right to cancel the four remaining firm aircraft. In conjunction with this purchase agreement, we have $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at September 30, 2002. The remaining deposit will be returned either upon the delivery of the last four aircraft or notification by us of our intention to cancel the orders.

      We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2002, we leased 99 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.5 billion at September 30, 2002.

      Our long-term debt was primarily incurred pursuant to the acquisition of our B1900D aircraft. In 2002, the Company retired $32.7 million in debt by returning 12 B1900D aircraft. At September 30, 2002, we owned 39 B1900D aircraft which have underlying maturities through 2011.

      In December 1999, our Board of Directors authorized us to repurchase up to 10% of the outstanding shares of our common stock (approximately 3.4 million shares). In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of our common stock. As of September 30, 2002, we had acquired and retired approximately 4.0 million shares (approximately 12.5%) of our outstanding common stock at an aggregate cost of approximately $24.0 million, leaving approximately 400,000 shares available for repurchase under the existing Board authorizations. In October 2002, our Board of Directors authorized the repurchase of an additional two million shares. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

      We have negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (“GE”) for our CRJ aircraft, Rolls-Royce Allison (“Rolls-Royce”) for our ERJ aircraft and Pratt and Whitney, Canada Aircraft Services (“PWC”) for our Dash 8-200 aircraft. The GE contract requires a monthly payment based upon flight hours incurred. The Rolls-Royce and PWC contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour. The rate under all contracts is subject to escalation based on changes in certain price indices.

      In December 2000, we reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders provided that there is additional collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2002. We intend to use the facility for general working capital purposes. We also had $13.7 million in letters of credit outstanding at September 30, 2002, which reduced the amount available under our line of credit with Fleet. There were no amounts outstanding under this facility at September 30, 2002. Based upon available collateral, $4.1 million remained available under the line at September 30, 2002.

      In May 2001, we entered into an agreement with BRAD to acquire 20 50-seat CRJ-200s, 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the agreement, Mesa has the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel the CRJ-200 aircraft. We have notified BRAD of our intention to convert to CRJ-900s. The total number of firm aircraft orders is now 15 CRJ-700s and 25 CRJ-900s. We secured the order with a $4.0 million deposit and will continue to make 24 monthly deposits of approximately $1.1 million through April 2003. In February 2002, Bombardier returned $7.0 million of deposits to the Company and applied $5.5 million to outstanding obligations. Deposits of $2.5 million will be returned to us upon completion of permanent financing on the first five aircraft ($500,000 per aircraft). The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft). The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate list value of the 40 CRJ-700 and 900’s to be acquired under the agreement is approximately $1.0 billion. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and expect to take delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, we have an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, we have $8.8 million on deposit with BRAD, which is included with lease and equipment deposits at September 30, 2002.

      On August 11, 2002, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways was required to obtain ratification of its code-share and revenue-guarantee agreements with the Company. Should US Airways not emerge from bankruptcy, this could have a material adverse effect on the Company. Subsequent to year-end, the Company reached agreement with US Airways to expand their regional jet agreement by adding 20 50-seat regional jets to the existing fleet of 32 regional jet aircraft. The 20 additional regional jets are scheduled to be integrated into the US Airways Express network in 2003, subject to compliance with the ‘jets-for-jobs’ provisions of the US Airways pilot contract. The aircraft are expected to be provided from a combination of internal and external sources. The agreement, including the original 32 regional jets under contract, was ratified by the United States Bankruptcy Court on November 8, 2002.

Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to provide an additional 50 regional jets and issue a warrant to purchase 3,000,000 shares of our common stock. These aircraft, which will also be subject to ‘jets-for-jobs,’ would be delivered beginning in mid-to late-2003. As part of the US Airways bankruptcy restructuring, the Company also agreed to release our claim against $4.3 million in payments previously withheld by US Airways following the events of September 11, 2001.

      Management believes that the Company will have adequate cash flow to meet our operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward-looking statement as a result of many factors, including the termination of one or more code-share agreements; failure of US Airways to emerge from bankruptcy protection; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to us under its code-share agreements with our code-share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

Commitments

      As of September 30, 2002, we had $128.8 million in long-term debt (including current maturities). This amount consisted primarily of $120.8 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $4.9 million related to the settlement of past contractual claims of an aircraft manufacturer and $1.0 million related to a mortgage note payable on one of our real estate properties.

      The following table sets forth our cash obligations as of September 30, 2002.

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term Debt:
Notes payable related to B1900Ds	$17,561	$6,546	$6,870	$7,119	$7,378	$75,359	$120,833
Note payable to manufacturer	786	786	786	786	1,791	—	4,935
Mortgage note payable	33	35	38	41	44	838	1,029
Other	656	375	304	304	321	—	1,960

Total long-term debt	19,036	7,742	7,998	8,250	9,534	76,197	128,757

Payments under operating leases:
Cash aircraft rental payments(1)	121,639	113,943	108,625	107,390	108,003	897,892	1,457,492
Lease payments on equipment and operating facilities	572	531	369	214	47	484	2,217

Total lease payments	122,211	114,474	108,994	107,604	108,050	898,376	1,459,709

Total	$141,247	$122,216	$116,992	$115,854	$117,584	$974,573	$1,588,466

(1)	Lease payments on aircraft flown pursuant to the our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supercede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. The statement requires assets held for sale to be reclassified as held and used if not disposed in one year. The statement further requires that the results of operations of assets to be disposed by other than sale be presented in continuing operations until the assets are disposed of or abandoned. The Company adopted SFAS No. 144 on October 1, 2002. The adoption did not have a material impact on the Company’s financial condition or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective October 1, 2002. The adoption did not have a material impact on its financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. The Company’s debt obligations are primarily variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $0.3 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2002, there would be no material impact on the Company’s interest income. The Company’s investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2002 would impact the results of the Company by approximately $0.9 million.

      We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, both the US Airways and America West contract code share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2002, 76% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.2 million change in annual fuel costs for that portion of fuel expense which is not reimbursed by our code-share partners.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 29	—	Independent Auditors’ Report.
Page 30	—	Consolidated Statements of Operations — Years ended September 30, 2002, 2001 and 2000.
Page 31	—	Consolidated Balance Sheets — September 30, 2002 and 2001.
Page 32	—	Consolidated Statements of Cash Flows — Years ended September 30, 2002, 2001 and 2000.
Page 34	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2002, 2001 and 2000.
Page 35	—	Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Mesa Air Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the financial statements substantially all of the Company’s passenger revenue is derived from code share agreements with America West and US Airways.

      As discussed in Note 4 to the financial statements, effective October 1, 1999, the Company changed its method of accounting for certain maintenance costs.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

November 22, 2002

PART 1.     FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2002	2001	2000

	(In thousands, except per share amounts)
Operating revenues:
Passenger	$480,826	$508,518	$461,159
Freight and other	15,957	14,860	10,453

Total operating revenues	496,783	523,378	471,612

Operating expenses:
Flight operations	262,501	272,944	223,200
Maintenance	100,037	100,848	83,473
Aircraft and traffic servicing	46,057	53,776	53,838
Promotion and sales	12,547	22,243	26,554
General and administrative	44,256	49,676	27,103
Depreciation and amortization	10,932	13,680	15,630
Impairment and restructuring charges	26,675	80,853	—

Total operating expenses	503,005	594,020	429,798

Operating income (loss)	(6,222)	(70,642)	41,814

Other income (expense):
Interest expense	(5,440)	(13,469)	(15,463)
Interest income	1,542	1,822	2,371
Other income (expense)	(3,404)	10,914	(691)

Total other expense	(7,302)	(733)	(13,783)

Income (loss) before income taxes and cumulative effect of accounting change	(13,524)	(71,375)	28,031
Income taxes (benefit)	(3,632)	(23,299)	(12,756)

Income (loss) before cumulative effect of accounting change	(9,892)	(48,076)	40,787
Cumulative effect of accounting change, net of $0 applicable income taxes	—	—	18,085

Income (loss) before minority interest	(9,892)	(48,076)	58,872
Minority interest in consolidated subsidiary	583	—	—

Net income (loss)	$(9,309)	$(48,076)	$58,872

Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$(.28)	$(1.50)	$1.23
Cumulative effect of accounting change, net	—	—	.55

Net income (loss)	$(.28)	$(1.50)	$1.78

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$(.28)	$(1.50)	$1.23
Cumulative effect of accounting change, net	—	—	.54

Net income (loss)	$(.28)	$(1.50)	$1.77

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(In thousands, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$45,870	$74,504
Marketable securities	8,517	8,793
Receivables, primarily traffic, net	29,072	29,449
Expendable parts and supplies, net	21,238	31,449
Aircraft and parts held for sale	24,546	63,161
Prepaid expenses and other current assets	25,730	16,392
Deferred income taxes	16,228	17,264

Total current assets	171,201	241,012
Property and equipment, net	127,450	122,431
Lease and equipment deposits	15,538	21,277
Deferred income taxes	29,287	23,600
Aircraft held for sale	—	13,100
Other assets	8,867	2,566

Total assets	$352,343	$423,986

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,036	$52,927
Note payable — bank	—	20,000
Accounts payable	24,434	45,193
Air traffic liability	3,362	3,506
Accrued compensation	5,950	3,893
Income taxes payable	510	—
Other accrued expenses	43,893	36,407

Total current liabilities	97,185	161,926
Long-term debt, excluding current portion	109,721	117,950
Deferred credits	52,549	40,345
Other noncurrent liabilities	2,821	639

Total liabilities	262,276	320,860

Minority interest	967	—
Commitments and contingencies (notes 2, 5, 7, 15, 16 and 21)
Stockholders’ equity:
Common stock of no par value, 75,000,000 shares authorized; 31,989,886 and 33,049,183 shares issued and outstanding	114,670	119,387
Retained earnings (accumulated deficit)	(25,570)	(16,261)

Total stockholders’ equity	89,100	103,126

Total liabilities and stockholders’ equity	$352,343	$423,986

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(9,309)	$(48,076)	$58,872
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	10,932	13,680	15,630
Impairment and restructuring charges	26,675	80,853	—
Cumulative effect of change in accounting principle	—	—	(18,085)
Deferred income taxes	(4,651)	(24,068)	(13,350)
Unrealized (gain) loss on investment securities	5,175	7,960	534
Amortization of deferred credits	(4,958)	(3,209)	(2,024)
Provision for doubtful accounts	5,605	14,327	235
Provision for obsolete expendable parts and supplies	—	648	—
Minority interest	(583)	—	—
Changes in assets and liabilities:
Receivables	(5,228)	(2,584)	(11,095)
Expendable parts and supplies	10,953	(3,634)	(2,989)
Prepaid expenses and other current assets	(7,526)	(5,707)	3,599
Accounts payable	(19,692)	21,127	3,236
Income taxes	510	(2,721)	—
Cost to return aircraft held for sale	(6,648)	(13,623)	—
Other accrued liabilities	(3,629)	(3,562)	(3,341)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,374)	31,411	31,222

Cash Flows from Investing Activities:
Capital expenditures	(13,466)	(19,922)	(40,245)
Proceeds from sale of assets held for sale	8,198	—	—
Net purchases of investment securities	(5,349)	(9,072)	(4,908)
Change in other assets	(6,301)	302	(865)
Lease and equipment deposits	4,860	(1,820)	(465)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,058)	(30,512)	(46,483)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(9,371)	(8,802)	(8,062)
Net borrowings (payments) on line of credit	(20,000)	20,000	—
Proceeds from issuance of common stock	930	9,951	51
Common stock purchased and retired	(5,956)	(6,770)	(10,784)
Payment from aircraft manufacturer in deferred credits	13,000	25,207	—
Change in deferred credits	5,195	7,616	7,554
Contribution from minority interest	5,000	—	—
Distribution to minority interest shareholders	(3,000)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,202)	47,202	(11,241)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,634)	48,101	(26,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	74,504	26,403	52,905

CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,870	$74,504	$26,403

See accompanying notes to consolidated financial statements.
(Continued)

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,331	$14,912	$15,992
Cash paid for income taxes	556	3,559	—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return of aircraft for reduction of long-term debt and accrued interest	$32,749	$—	$46,263
Inventory credits received in conjunction with aircraft financing	—	3,900	—
Tax benefit — stock compensation	188	3,447	—

(Concluded)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained
			Earnings
Years Ended September 30,	Number of	Common	(Accumulated
2002, 2001, and 2000	Shares	Stock	Deficit)	Total

	(In thousands, except number of shares)
Balance at October 1, 1999	34,197,752	$123,492	$(27,057)	$96,435
Exercise of stock options	50,951	51	—	51
Common stock purchased and retired	(1,962,400)	(10,784)	—	(10,784)
Net income	—	—	58,872	58,872

Balance at September 30, 2000	32,286,303	112,759	31,815	144,574
Exercise of stock options	1,531,000	9,951	—	9,951
Common stock purchased and retired	(768,120)	(6,770)	—	(6,770)
Tax benefit — stock compensation	—	3,447	—	3,447
Net loss	—	—	(48,076)	(48,076)

Balance at September 30, 2001	33,049,183	119,387	(16,261)	103,126
Exercise of stock options	154,123	930	—	930
Common stock purchased and retired	(1,213,420)	(5,956)	—	(5,956)
Tax benefit — stock compensation	—	188	—	188
Amortization of warrants	—	121	—	121
Net loss	—	—	(9,309)	(9,309)

Balance at September 30, 2002	31,989,886	$114,670	$(25,570)	$89,100

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2002, 2001 and 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Organization

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“MAI”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania company; Mesa Leasing, Inc., a Nevada corporation; and MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAGI Insurance, Ltd. is a captive insurance company created to handle freight and baggage claims in addition to a portion of the Company’s aviation insurance. At September 30, 2002, the Company owned 56% of UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company, which was established to make strategic investments in US Airways common stock. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company’s airline subsidiaries have agreements with America West, US Airways, Frontier, and Midwest Express to use those carriers’ designation codes (commonly referred to as a “code-share”). These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising. The Company’s passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of the Company’s code-share partners, and credits in those programs can be used on flights operated by the Company.

      The financial arrangement between Mesa and their code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. Both the America West code-share agreement and the US Airways regional jet code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways turboprop and the Frontier JetExpress code-share agreements are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

      Renewal of one code-share agreement with a code share partner does not guarantee the renewal of any other code share agreement with the same code-share partner. The agreement with America West expires in 2012; the agreements with US Airways expire on various dates from 2005 to 2012; the agreements with Frontier and Midwest Express expire in 2006. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, breach other contractual terms and conditions and, in the case of the US Airways turboprop code-share agreements generally upon six months notice by either party. The US Airways regional jet service agreement and the Kansas City code-share agreement are not subject to the six-month cancellation clause.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also operates Beech 1900D turboprop aircraft as Mesa Airlines in Albuquerque, New Mexico and Dallas, Texas. The Albuquerque and Dallas operations do not have code-share agreements.

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

     Aircraft and Parts Held for Sale

      Aircraft and parts held for sale are comprised of aircraft the Company has identified as surplus as well as expendable and rotable inventory that is in excess of the Company’s needs. Aircraft currently identified as held for sale are under contract to return to the manufacturer and are valued at the contract price, less the cost to return the aircraft to meet the manufacturer’s return conditions. The Company estimates quantities of rotable and expendable inventory that are surplus to its needs by employing independent consultants who utilize mathematical models to determine optimum inventory levels based on such variables as size of fleet, number of maintenance bases and desired reliability. Quantities of rotable and expendable inventory that are surplus to the Company’s needs are valued at fair market value, less costs to sell. Fair market value is determined based upon the Company’s experience in selling similar assets and outside appraisals.

      At September 30, 2001, the Company had 21 Beechcraft 1900D turboprop aircraft held for sale. During 2002, the Company returned 12 of these aircraft to the manufacturer and returned six of these aircraft to operations leaving three Beechcraft 1900D turboprop aircraft held for sale at September 30, 2002. The six aircraft were returned to operations as a result of the Company being awarded additional essential air service contracts in 2002. The Company has a contract to return the remaining three aircraft to the manufacturer and the returns are anticipated to take place in the second quarter of fiscal 2003.

     Property and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight line method.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings	30 years
Flight equipment	7-20 years
Equipment	5-12 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable inventory	Life of the aircraft or term of the lease
Leasehold improvements	Life of asset or term of lease, whichever is less

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount according to the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” If the undiscounted future cash flows are found to be less than the carrying amount, an impairment loss is recognized to reduce the carrying amount of the asset to fair market value. Certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $1.2 million and $1.1 million of interest in fiscal 2002 and 2001, respectively.

     Other Assets

      Other assets primarily consist of the capitalized costs associated with establishing financing for aircraft and the noncurrent portion of prepaid maintenance. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-17 years. Prepaid maintenance is amortized over the term of the related maintenance contract (six years).

     Air Traffic Liability

      Air traffic liability represents the cost of tickets sold but not yet used. The Company records the revenue associated with these tickets in the period the passenger flies.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Both the America West code-share agreement and the US Airways regional jet code-share agreement are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount per flight. The Company receives a guaranteed payment for each departure operated and each mile flown, with certain costs, and reimbursement for expenses such as fuel and landing fees. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided according to certain formulas as specified in the code-share agreements. Under a prorate agreement, the Company receives an allocated portion of the passengers’ fare based on the percentage of transportation provided. Pursuant to the Company’s prorate agreements and in the independent operation, revenue is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets. The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

     Maintenance Expense

      The cost of engine and aircraft maintenance is charged to expense as incurred. The Company records the expense in the period when the related aircraft or engine is returned.

     Minority Interest

      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from other members. At September 30, 2002, the Company owned 56% of UFLY and therefore the financial results of UFLY are included in the consolidated financial results of the Company. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

     Earnings (Loss) Per Share

      The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of shares outstanding is as follows:

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Weighted average shares outstanding — basic	32,803	32,065	33,109
Effect of dilutive outstanding stock options	—	—	81

Weighted average shares outstanding — diluted	32,803	32,065	33,190

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of certain options to purchase 599,000 and 363,000 shares of common stock in fiscal 2002 and 2001 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

     Stock Options

      The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective October 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the measurement provisions of APB Opinion No. 25 and provide pro forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair value based measurement method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the measurement provisions of APB Opinion No. 25, and to provide pro-forma disclosures required by SFAS No. 123 (See note 13). Warrants issued to non-employees are also accounted for under SFAS No. 123, at fair value on the measurement date.

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

     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supercede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. The statement requires assets held for sale to be reclassified as held and used if not disposed in one year. The statement further requires that the results of operations of assets to be disposed by other than sale be presented in continuing operations until the assets are disposed of or abandoned. The Company adopted SFAS No. 144 on October 1, 2002. The adoption did not have a material impact on the Company’s financial condition or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company was required to adopt SFAS No. 145 effective October 1, 2002. The adoption did not have a material impact on its financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

     Reclassifications

      Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

2.     CONCENTRATIONS

      The Company has-code share agreements with America West, US Airways, Frontier and Midwest Express. Approximately 98%, 97% and 95% of the Company’s consolidated passenger revenue for the years ended September 30, 2002, 2001 and 2000, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 57% and 29% of total gross accounts receivable at September 30, 2002 and 2001, respectively.

      A reduction in business travel, a slowing economy and the terrorist attacks of September 11, 2001 all have had a significant impact on the airline industry, including America West and US Airways.

      In January, America West Airlines, one of the Company’s major code-share partners, closed a term loan in the amount of $429 million and completed arrangements for more than $600 million in concessions, financing and financial assistance following final approval by the Air Transportation Stabilization Board of approximately $380 million in loan guarantees.

      On August 11, 2002, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways was required to obtain ratification of its code-share and revenue-guarantee agreements with the Company. Should US Airways not emerge from bankruptcy, this could have a material adverse effect on the Company. Subsequent to year-end, the Company reached agreement with US Airways to expand their regional jet agreement by adding 20 50-seat regional jets to the existing fleet of 32 regional jet aircraft. The 20 additional regional jets are scheduled to be integrated into the US Airways Express network in 2003, subject to compliance with the ‘jets-for-jobs’ provisions of the US Airways pilot contract. The aircraft are expected to be provided from a combination of internal and external sources. The agreement, including the original 32 regional jets under contract, was ratified by the United States Bankruptcy Court on November 8, 2002. Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide an additional 50 regional jets. In connection with this letter of intent, the Company agreed to issue 3,000,000 warrants to US Airways. The additional aircraft, which will also be subject to ‘jets-for-jobs,’ would be delivered beginning in mid- to late-2003. The Company also agreed to release its claim against $4.3 million in payments previously withheld by US Airways following the events of September 11, 2001.

      Continuing declines in the economy or an inability to receive government grants and loan guarantees could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways code-share agreements (specifically the revenue-guarantee jet contracts) would have a material adverse effect on the Company’s business prospects, financial position, results of operations and cash flows.

3.     AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

      As a result of the large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the “Airline Stabilization Act”). The intent of the Airline Stabilization Act was to preserve the continued viability of the United States air transportation system by providing support to passenger airlines in the form of grant money, loan guarantees, and assistance with increased insurance costs.

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

      In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Airline Stabilization Act. As of September 30, 2002, the Company received $12.4 million and the remaining $2.3 million is included in accounts receivable. The amount recorded in other income in 2001 represents the total amount claimed by the Company as the Company incurred losses in excess of this amount prior to September 30, 2001. Amounts paid or payable under the Airline Stabilization Act are subject to audit and adjustment by the Federal Government. Amounts in accounts receivable at September 30, 2002, remain outstanding as the Company has not finalized its claim with the Department of Transportation. The Company believes that it will ultimately collect the remaining amounts outstanding.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     MARKETABLE SECURITIES

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

      The Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities. The Company marks short positions to market at each reporting period with the associated gain or loss value reflected other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $7.2 million and $3.5 million at September 30, 2002 and 2001, respectively. Unrealized gains (losses) for the period that relate to trading securities (including short positions) held at September 30, 2002, 2001 and 2000 were ($5.2) million, ($8.0) million and ($0.5) million, respectively.

6.	PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	September 30,

	2002	2001

	(In thousands)
Flight equipment, substantially pledged	$134,489	$144,889
Other equipment	26,375	25,354
Leasehold improvements	3,834	4,469
Furniture and fixtures	2,155	2,296
Buildings	4,126	4,126
Vehicles	1,161	1,041

	172,140	182,175
Less accumulated depreciation and amortization	(44,690)	(59,744)

Net property and equipment	$127,450	$122,431

7.	LINE OF CREDIT

      In December 2000, the Company reached agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders provided that there is additional collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2002. The Company will use the facility for general working capital purposes. The Company also had $13.7 million in letters of credit outstanding at September 30, 2002, which reduced the amount available under the line of credit. There were no amounts outstanding under this facility at September 30, 2002. Based upon available collateral, $4.1 million remained available under the line at September 30, 2002.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	OTHER ACCRUED EXPENSES

      Other accrued expenses consist of the following:

	September 30,

	2002	2001

	(In thousands)
Accrued aircraft return and restructuring costs	$14,919	$9,525
Deferred credits — current	7,247	4,810
Accrued professional fees	7,082	4,590
Accrued compensation and benefits	3,917	5,893
Accrued property taxes	2,481	2,687
Accrued lease expense	2,427	1,471
Accrued landing fees	1,340	1,540
Accrued simulator time	1,294	2,067
Accrued interest	411	2,364
Other	2,775	1,460

	$43,893	$36,407

9.	DEFERRED CREDITS

      Deferred credits include the value of lease incentives, such as consumable and rotable inventory received at lease inception, and are amortized over the life of the related lease. In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa received $25.2 million up front and will receive $1.1 million per month through April 2003 to resolve these outstanding claims. Amounts received have been classified as deferred credits and are being amortized over 12 years, the remaining weighted average life of the aircraft leases. Deferred credits totaled $59.8 million and $45.2 million at September 30, 2002 and 2001, respectively.

10.	LONG-TERM DEBT

      Long-term debt consists of the following:

	September 30,

	2002	2001

	(In thousands)
Notes payable to manufacturers: approximately $1.0 million, including interest, due monthly through 2011. Notes provide variable rates of interest ranging from 3.26% to 7.15% at September 30, 2002, collateralized by aircraft	$120,833	$161,804
Note payable to manufacturer. Payable in 10 equal semi-annual principal payments, interest payable quarterly at 7% per annum	4,935	5,721
Mortgage note payable to bank, collateralized by real estate, due monthly, principal plus interest at 7 1/2%, due April 2009	1,029	1,059
Other	1,960	2,293

Total long-term debt	128,757	170,877
Less current portion	(19,036)	(52,927)

Net long-term debt	$109,721	$117,950

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

(In thousands)

Years ending September 30,
2003	$19,036
2004	7,742
2005	7,998
2006	8,250
2007	9,534
Thereafter	76,197

      At September 30, 2002, Mesa has three surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $8.6 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet.

11.	COMMON STOCK PURCHASE AND RETIREMENT

      In December 1999, the Company’s Board of Directors authorized the Company’s repurchase of up to 10%, (or 3.4 million shares), of the outstanding shares of its common stock. In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of its common stock. As of September 30, 2002, the Company has acquired and retired approximately 4.0 million shares (approximately 12.5%) of its outstanding common stock at an aggregate cost of approximately $24.0 million leaving approximately 400,000 shares available for repurchase under the current Board authorizations. In October 2002, the Company’s Board of Directors authorized the repurchase of an additional two million shares. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

12.	INCOME TAXES

      Income tax expense (benefit) consists of the following:

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Current:
Federal	$(470)	$114	$9
State	1,489	655	585

	1,019	769	594

Deferred:
Federal	(3,948)	(21,246)	(11,762)
State	(703)	(2,822)	(1,588)

	(4,651)	(24,068)	(13,350)

	$(3,632)	$(23,299)	$(12,756)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the actual income tax expense (benefit) and the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2002	2001	2000

	(In thousands)
Computed “expected” tax expense (benefit)	$(4,733)	$(24,981)	$9,811
Increase (reduction) in income taxes resulting from:
Non-deductible amortization of intangibles	—	807	93
State taxes, net of federal taxes (benefit)	511	(1,908)	(652)
Other	(106)	552	(135)
Increase (decrease) in valuation allowance	696	2,231	(21,873)

	$(3,632)	$(23,299)	$(12,756)

      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2002	2001

	(In thousands)
Current deferred tax assets (liabilities):
Other accrued expenses	$4,863	$4,441
Inventory	4,394	2,458
Allowance for doubtful receivables	3,037	4,763
Unrealized trading (gains) losses	1,987	3,144
Alternative minimum tax	1,947	2,458

Total current deferred taxes	$16,228	$17,264

Noncurrent deferred tax assets (liabilities):
Net operating loss	$24,014	$43,307
Deferred credits	16,800	5,379
General business credit carryforwards	1,731	1,730
Intangibles	676	798
Property and equipment	(11,007)	(25,383)
Valuation allowance	(2,927)	(2,231)

Total noncurrent deferred taxes	$29,287	$23,600

      Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $1.9 million which do not expire and consolidated federal net operating loss carryforwards of approximately $47.3 million which expire at various dates between 2018 and 2021. In addition, CCAir has $9.8 million in net operating loss carryforwards that are subject to certain limitations and expire at various dates between 2009 and 2019. During 2002 and 2001, the Company established valuation allowances of $0.7 million and $2.2 million, respectively, for certain state net operating loss carryforwards and federal general business credits that are expected to expire unutilized in the future.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	STOCKHOLDERS’ EQUITY

      On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $6.0 million (which included $0.7 million relating to 2001) was recorded as a reduction to flight operations, maintenance and interest expense during 2002. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10.00. The Company recorded the issuance of these warrants at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock and therefore the amounts net to zero. The contra equity value of these warrants is being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. The warrants vest according to the following schedule: 13,401 shares for a portion of fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2002, Raytheon has exercised its option to purchase the 2001 and 2002 warrants.

      At September 30, 2002, the Company sponsored the following stock-based compensation plans:

      In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options for up to 450,000 shares of common stock at fair market value on the date of grant. There are 52,000 shares outstanding under this plan. At September 30, 2002, there were no options available for grant under this plan.

      On July 24, 1998, the Company adopted a new stock option plan for outside directors. This plan, as amended, provides for the grant of options for up to 275,000 shares at fair market value. As of September 30, 2002 there are 142,422 options outstanding and 47,843 options available for future grants.

      In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the “1996 Stock Option Plan”) which provides for the granting of options to purchase up to 2,800,000 shares of Company common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. As of September 30, 2002 there are 1,960,985 options outstanding and 1,089,428 options available for future grants.

      On June 1, 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the granting of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair market value on the date of grant. As of September 30, 2002 there are 1,112,533 options outstanding and 300,000 options available for future grants.

      In 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan and issued options in connection with the CCAir merger. At September 30, 2002, 24,856 options remain outstanding and there are no options available for future grants.

      On October 31, 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company Chief Executive Officer and Chief Operating Officer, which provided for the granting of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair market value on the date of grant. As of September 30, 2002 there are 250,000 options outstanding and 1,750,000 options available for future grants.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant.

      Transactions involving stock options under these plans are summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	2,597	$7.51	4,299	$8.09	3,695	$8.24
Granted	1,398	6.26	627	8.29	718	5.68
Exercised	(154)	6.09	(1,531)	6.50	(51)	3.64
Canceled/ Forfeited	(298)	8.17	(798)	8.07	(63)	6.36

Outstanding at end of year	3,543	$7.06	2,597	$7.51	4,299	$8.09

      At September 30, 2002, the range of exercise prices for the aforementioned options was $4.04 to $12.24. The number of options exercisable at September 30, 2002 was 1,861,556, and the weighted-average exercise price of these options was $7.55.

      The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $4.10, $5.28, and $3.15, respectively, on the grant date as determined by using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk-free interest rate of 3.0%, 4.2% and 5.9% and volatility of 75.5%, 73.5% and 54.2% in 2002, 2001 and 2000, respectively, and an expected life of 6 years.

      The following table summarizes information concerning options outstanding at September 30, 2002:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price

$4.00 — $5.99	1,092,273	4.4 years	$4.59
$6.00 — $7.99	705,621	3.9 years	$6.52
$8.00 — $9.99	1,446,575	2.6 years	$8.35
$10.00 — $11.99	285,873	5.3 years	$11.05
$12.00 and higher	12,454	4.9 years	$12.24

Options outstanding at September 30, 2002	3,542,796	3.7 years	$7.06

      The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, the

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net income (loss) and income (loss) per share would have been as indicated by the pro forma amounts indicated below:

	2002	2001	2000

Net income (loss) as reported	$(9,309)	$(48,076)	$58,872

Pro forma	$(12,256)	$(50,053)	$57,138

Income(loss) per share — Basic:
As reported	$(0.28)	$(1.50)	$1.78

Pro forma	$(0.37)	$(1.56)	$1.73

Income(loss) per share — Diluted:
As reported	$(0.28)	$(1.50)	$1.77

Pro forma	$(0.37)	$(1.56)	$1.72

14.	BENEFIT PLANS

      The Company has a 401(k) plan covering the employees of MAI, Air Midwest and the airline support operations (the Mesa Plan). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation, as defined. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2002, the Company made matching contributions of 25 percent of employee contributions up to 10 percent of annual employee compensation. Upon completing two years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year thereafter. Employees become fully vested in employer contributions after completing six years of employment. The Company has the right to terminate the 401(k) plan at any time. Contributions by the Company to the Mesa Plan for the years ended September 30, 2002, 2001 and 2000 were approximately $0.3 million, $0.9 million and $0.7 million, respectively.

      CCAir also has a 401(k) plan covering the employees of CCAir. The CCAir plan allows employees to defer up to 17% of annual compensation. Company matching contributions vary in accordance with labor agreements in force for contract employees. For non-contract employees, the match is determined annually by the Board of Directors of CCAir. Upon completing two years of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year. Employees become fully vested in employer contributions after completing six years of employment. Contributions by CCAir to this plan were approximately $0.1 million, $0.2 million and $0.3 million in fiscal 2002, 2001 and 2000, respectively.

15.	LEASE COMMITMENTS

      At September 30, 2002, the Company leased 99 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. At September 30, 2002, two CRJ-700 aircraft are subject to interim financing agreements. The Company expects to replace these interim arrangements with long-term operating leases and, accordingly, requirements under the interim arrangements are included in the minimum lease commitment table below. Aggregate rental expense totaled approximately $109.1 million, $87.4 million and $63.0 million for the years ended September 30, 2002, 2001 and 2000, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under non-cancelable operating leases are as follows:

(In thousands)

Years Ending September 30,
2003	$122,211
2004	114,474
2005	108,994
2006	107,604
2007	108,050
Thereafter	898,376

16.     COMMITMENTS AND CONTINGENCIES

      In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. As of September 30, 2002, the Company had taken delivery of 32 ERJ-145’s, which have been financed as operating leases. The Company has the right to cancel the four remaining firm aircraft. In conjunction with this purchase agreement, Mesa has $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at September 30, 2002. The remaining deposit will be returned either upon the delivery of the last four aircraft or notification by Mesa of its intention to cancel the orders.

      The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (“GE”) for its CRJ aircraft, Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft and Pratt and Whitney, Canada Aircraft Services (“PWC”) for its Dash 8-200 aircraft. The GE contract requires a monthly payment based upon flight hours incurred. The Rolls-Royce and PWC contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour. The rate under all contracts is subject to escalation based on changes in certain price indices.

      In 2002, the Company signed a six year agreement with PWC to provide a new fleet management program covering the maintenance of the Company’s Beechcraft 1900D turboprop engines. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines at book value. The agreement with PWC covers all of the Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs. The prepayment is being amortized to expense over the term of the agreement.

      In May 2001, we entered into an agreement with BRAD to acquire 20 50-seat CRJ-200s, 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the agreement, Mesa has the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel the CRJ-200 aircraft. We have notified BRAD of our intention to convert to CRJ-900s. The total number of firm aircraft orders is now 15 CRJ-700s and 25 CRJ-900s. We secured the order with a $4.0 million deposit and will continue to make 24 monthly deposits of approximately $1.1 million through April 2003. In February 2002, Bombardier returned $7.0 million of deposits to the Company and applied $5.5 million to outstanding obligations. Deposits of $2.5 million will be returned to us upon completion of permanent financing on the first five aircraft ($500,000 per aircraft). The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft). The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate list value of the 40 CRJ-700 and 900’s to be acquired under the agreement is approximately $1.0 billion. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer of the CRJ-900 and expect to take delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, we have an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, we have $8.8 million on deposit with BRAD, which is included with lease and equipment deposits at September 30, 2002.

      In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23.0 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4.0 million.

      The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5.8 million which is included in other accrued expenses at September 30, 2002. The Company has appealed the arbitrator’s decision.

      The Company and/or its subsidiaries is also involved in a lawsuit involving the Air Line Pilots Association, International (“ALPA”), the union that represents the Mesa Airlines and Air Midwest pilots.

ALPA v. Mesa Airlines, Inc., et al.,

      The proceeding brought by ALPA, Case No. CV-02-1333-PHX-PGR (D. Ariz.) names as defendants the Company, its Mesa Airlines subsidiary, and its Chairman in his individual capacity. It asserts three claims under the Railway Labor Act: (1) violation of the duty to bargain in good faith; (2) attempting to undermine ALPA as the collective bargaining representative of the Mesa Airlines pilots; and (3) failure to refrain from making changes to status quo rates of pay, rules or working conditions prior to exhausting the statute’s mediation procedures. The latter two counts are based primarily on the Company’s announcement that it intends to establish a new subsidiary, Freedom Airlines, to perform flying for America West Airlines using CRJ-700 and CRJ-900 aircraft. The Company denies that it has violated the statute in any fashion and plans a vigorous defense against ALPA’s suit. The complaint was filed in July 2002, and the Company filed a motion to dismiss in September 2002. Oral arguments are scheduled in January 2003.

      The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     FINANCIAL INSTRUMENT DISCLOSURE

      The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximate fair values due to the short maturity periods of these instruments. The fair value of securities is based on quoted marked prices (see note 5). The carrying value of the Company’s long-term debt approximates fair value based on the current terms offered for debt of the same or similar remaining maturities. The difference between the estimated fair values and carrying values of the Company’s financial instruments is not material.

18.     VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2002	$2,496	$—	$(2,229)	$267
September 30, 2001	1,848	648	—	2,496
September 30, 2000	2,313	—	(465)	1,848
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2002	$14,695	$5,605	$(7,501)	$12,799
September 30, 2001	368	14,327	—	14,695
September 30, 2000	—	368	—	368

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002(1)
Operating revenues	$111,234	$119,575	$133,797	$132,177
Operating income (loss)	4,718	8,718	8,448	(28,106)
Net earnings (loss)	3,666	5,185	2,658	(20,818)
Net earnings (loss) per share — basic	$0.11	$0.16	$0.08	$(0.63)
Net earnings (loss) per share — diluted	$0.11	$0.15	$0.08	$(0.63)
2001(2)
Operating revenues	$133,276	$128,445	$140,425	$121,232
Operating income	9,858	(17,033)	14,876	(78,343)
Net earnings	5,708	(12,862)	7,484	(48,406)
Net earnings per share — basic	$0.19	$(0.40)	$0.23	$(1.49)
Net earnings per share — diluted	$0.18	$(0.40)	$0.23	$(1.49)

(1)	Fourth quarter amounts include impairment and restructuring charges totaling $26.7 million (pretax).

(2)	Quarterly amounts include impairment and restructuring charges totaling $22.7 million (pretax) and $58.2 million (pretax) in the second and fourth quarters, respectively. Additionally, an allowance for bad debts of $14.6 million (pretax) was recorded in the fourth quarter.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     IMPAIRMENT AND RESTRUCTURING CHARGES

      In the fourth quarter of fiscal 2002, the Company’s subsidiary, CCAir, determined to discontinue its operations. As a result of this decision, the Company took a restructuring and impairment charge of $19.8 million. The charge is comprised of $0.7 million of severance and other employee related liabilities, $4.6 million in aircraft related return costs, $7.8 million for future aircraft lease payments, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $0.9 million to write off the value of equipment and leasehold improvements and $1.7 million to reduce maintenance deposits held by a lessor to net realizable value.

      Also in the fourth quarter of fiscal 2002, the Company returned 12 of the 15 B1900D aircraft permitted under its agreement with Raytheon. As a result of unanticipated increases in the cost of meeting return conditions, the Company recorded an additional impairment charge of $3.3 million. The remaining three aircraft are expected to be returned to Raytheon by the end of the fiscal second quarter of 2003. Also in 2002, the Company’s sublease of two Shorts 360 aircraft the Company had been subleasing to an operator in Europe expired and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor.

      In fiscal 2001, the Company recognized a charge of approximately $80.8 million. The charge was comprised of $22.7 million to write the net book value of 15 B1900D aircraft down to the contractual selling price, less the cost of preparing the aircraft for return; $9.3 million to write off the unamortized value of the goodwill associated with certain B1900D route systems; an impairment loss of $40.7 million on the Company’s remaining B1900D fleet; $4.9 million to dispose of nine Jetstream Super 31 aircraft and $3.2 million to reduce its surplus inventory to net realizable value.

      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2002 are as follows:

	Reserve		Reserve			Non-	Reserve			Non-	Reserve
Description of	Oct. 1,		Sept. 30,		Cash	Cash	Sept. 30,		Cash	Cash	Sept. 30,
Charge	1999	Utilized	2000	Provision	Utilized	Utilized	2001	Provision	Utilized	Utilized	2002

Restructuring:
Severance and other	$(826)	$590	$(236)	$—	$236	$—	$—	$(658)	$—	$—	$(658)
Costs to return aircraft	(2,202)	—	(2,202)	(16,136)	13,623	—	(4,715)	(10,040)	6,648	—	(8,107)
Aircraft lease payments	—	—	—	(3,610)	—	—	(3,610)	(9,238)	3,610	—	(9,238)
Cancellation of maintenance agreement	—	—	—	(1,200)	—	—	(1,200)	—	1,200	—	—
Impairment:
Impairment of surplus inventory	—	—	—	(3,233)	—	3,233	—	(4,143)	—	4,143	—
Impairment of maintenance deposits							—	(1,682)	—	1,682	—
Impairment of aircraft and other property	—	—	—	(47,421)	—	47,421	—	(914)	—	914	—
Writeoff of goodwill	—	—	—	(9,253)	—	9,253	—	—	—	—	—

Total	$(3,028)	$590	$(2,438)	$(80,853)	$13,859	$59,907	$(9,525)	$(26,675)	$11,458	$6,739	$(18,003)

      The reserve balance of $18.0 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     RELATED PARTY TRANSACTIONS

      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. The Company paid fees totaling $846,000, $627,000 and $409,000 to Barlow in fiscal 2002, 2001 and 2000, respectively, for arranging for leasing companies to participate in the Company’s various aircraft financings under this agreement. Messrs. Ornstein, Murnane and Swigart are each members of Barlow Capital, LLC and hold a 20%, 20% and 20% membership interest, respectively therein. Distributions to the members are determined by the members on a year-by-year basis. Substantially all of Barlow’s revenues are derived from its agreement with the Company.

      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby the Company would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds from such sales to the Company less a market-based fee. At September 30, 2002 and 2001, the Company had $2.4 million and $1.5 million in inventory on consignment with IASG, respectively. During fiscal 2002, 2001 and 2000, respectively, the Company paid IASG approximately $348,000, $553,000 and $611,000 in commissions on sales of surplus aircraft parts. During 2002, IASG provided consultation on determining the fair value of the Company’s surplus inventory. Mr. Murnane is currently a member of the board of directors of IASG and was an executive officer of IASG before joining the Company.

      The Company provides administrative support, reservation services and office space to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $70,000, $64,000 and $78,000 for these services during fiscal 2002, 2001 and 2000, respectively. At September 30, 2002 and 2001, the Company had receivables from Europe-By-Air of $32,000 and $7,000, respectively. Mr. Ornstein and Mr. Swigart are a shareholder and a Chief Executive Officer and shareholder of Europe-By-Air, respectively.

      In December 1999, the Company retained Providence Capital, Inc. (“Providence”) to assist with its stock repurchase program as well as other equity trades. Fees and/or commissions totaling approximately $108,000, $200,000 and $136,000 were paid to Providence during fiscal 2002, 2001 and 2000, respectively. Mr. Denton is the President and Chief Executive Officer of Providence.

      The Company has used the services of the law firm of Piper Rudnick (formerly Verner, Liipfert, Bernhard, McPherson and Hand) for labor related actions. In 2002, the Company paid Piper Rudnick $571,333 for legal-related services. Mr. Manson is a partner with Piper Rudnick.

      On May 1, 2001, the Company loaned $234,000 to Mr. Ornstein pursuant to a promissory note. Amounts outstanding under the promissory note bore interest at a rate of 7.5% per annum and required quarterly payments. On September 30, 2001, the Company’s accounts receivable under the promissory note from Mr. Ornstein totaled $215,000. On July 27, 2002, Mr. Ornstein paid the entire balance of the note and all accrued interest thereon.

      On May 1, 2001, the Company loaned $90,000 to Mr. Lotz pursuant to a promissory note. Amounts outstanding under the promissory note bore interest at a rate of 7.5% per annum and required quarterly payments. On September 30, 2001, the Company’s accounts receivable under the promissory note from Mr. Lotz totaled $83,000. On July 17, 2002, Mr. Lotz paid the entire balance of the note and all accrued interest thereon.

      During fiscal 2001, the Company assisted in the establishment of Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufactures of regional airline equipment. Mr. Parker is the Executive Director of RAP. During 2002 and 2001, the Company paid expenses totaling $165,000 and $18,000, respectively, of RAP’s operating costs. Included in these amounts are wages and expense of Mr. Parker, which amounted to $99,000 and $4,000

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 2002 and 2001, respectively. Since inception, the Company has financed 100% of RAP’s operations. The Company had a note receivable from RAP of $17,732 at September 30, 2001 that was expensed in 2002.

      In September 2001, the Company entered into an agreement to form UFLY, LLC, for the purpose of making strategic investments in US Airways, Inc. In September 2001, the Company began making investments in US Airways common stock on behalf of the Company and the other investors. At September 30, 2001, the Company had a capital contribution receivable of $2.6 million from the other investors for such purchases. UFLY, LLC was formally established in October 2001. Shares held by the Company prior to formation sustained an unrealized loss at September 30, 2001 of approximately $1.0 million. In 2002, the Company contributed $5.0 million in investments and the other members contributed $5.0 million in cash to form UFLY. During 2002, UFLY’s investments lost $1.9 million. Also during 2002, UFLY made capital distributions of $2.5 million back to the Company and $3.0 million to the other members. At September 30, 2002, the Company owned approximately 56% of UFLY, Mr. Ornstein is a shareholder/ owner and managing member.

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

PART III

      All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2003 annual meeting of stockholders anticipated to be held February 11, 2003, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 11.     Executive Compensation

      The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

      Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART IV

Item 15.     Exhibits, Schedules and Reports on Form 8-K

      (A) Documents filed as part of this report:

1. Reference is made to consolidated financial statement schedules in item 8 hereof.

2. Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

3. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan	Filed herewith
5.3	Outside Directors’ Stock Option Plan	Filed as Appendix B to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.4	Employee Stock Option Plan, as amended	Filed as Appendix C to Registrant’s Definitive Proxy Statement, dated June 19, 1998
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed herewith
10.2	Agreement between USAirways, Inc. and Air Midwest, Inc. dated July 29, 1994 (Philadelphia)	Filed as Exhibit 10.44 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference

Exhibit
Number		Description	Reference

10.3		First Amendment to Agreement made as of October 6, 2000 by and between USAirways, Inc. and Air Midwest, Inc. dated July 29, 1994	Filed herewith
10.4		Service Agreement between USAirways, Inc. and Air Midwest, Inc. dated October 15, 1990 (Kansas City)	Filed as Exhibit 10.43 to Form 10-K for Fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.5		First Amendment to the Service Agreement made as of November 1, 1991 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.6		Second Amendment to the Service Agreement made as of February 1993 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.7		Third Amendment to the Service Agreement made as of October 6, 2000 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.8(	1)	Fourth Amendment to the Service Agreement made as of March 5, 2002 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.9		Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.10		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed herewith
10.11		Codeshare Agreement between Mesa Airlines, Inc. and Frontier Airlines, Inc. (certain portions deleted pursuant to confidentiality treatment)	Filed as Exhibit 10.7 to Form 10-K for the period ended September 30, 2001, incorporated herein by reference
10.12		First Amendment to Codeshare Agreement between Mesa Airlines, Inc., and Frontier Airlines, Inc., dated as of February 12, 2002	Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference
10.13	(1)	Second Amendment to Codeshare Agreement between Mesa Airlines, Inc., and Frontier Airlines, Inc., dated as of August 1, 2002	Filed herewith
10.14		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.15	(1)	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed herewith

Exhibit
Number		Description	Reference

10.16	(1)	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed herewith
10.17	(1)	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways	Filed herewith
10.18	(1)	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways	Filed herewith
10.19	(1)	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways	Filed herewith
10.20		Aircraft Option Exercise B97-7701-RJTL-3492L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc. (certain portions deleted pursuant to confidential treatment request)	Filed as Exhibit 10.84 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.21		Bombardier Regional Aircraft Division Settlement Agreement B97-7701-RJTL-3493L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc.	Filed as Exhibit 10.85 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.22		Master Purchase Agreement between Bombardier, Inc. and Mesa Air Group, Inc., dated May 18, 2001 (certain portions deleted pursuant to confidential treatment request)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.23		Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases	Filed as Exhibit 10.67 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.24		Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001
10.25		Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001
10.26		Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001
10.27		Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III	Filed herewith
10.28		Form of Employment Agreement entered into by and between Mesa Air Group, Inc. and Robert Stone, Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001
10.29		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended (Corporate Headquarters)	Filed herewith

Exhibit
Number	Description	Reference

18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for the year ended September 30, 2001
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
99.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	File herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

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

Dated: December 20, 2002

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

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 20, 2002

/s/ JAMES E. SWIGARD James E. Swigart	Director	December 20, 2002

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 20, 2002

/s/ HERBERT A. DENTON Herbert A. Denton	Director	December 20, 2002

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	December 20, 2002

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 20, 2002

/s/ GEORGE MURANE III George Murnane III	Director	December 20, 2002

/s/ JULIE SILCOCK Julie Silcock	Director	December 20, 2002

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 20, 2002

CERTIFICATION

I, Jonathan G. Ornstein, certify that:

1. I have reviewed this annual report on Form 10-K of Mesa Air Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JONATHAN G. ORNSTEIN

Jonathan G. Ornstein
Mesa Air Group, Inc.

Date: December 20, 2002

CERTIFICATION

I, Robert B. Stone, certify that:

1. I have reviewed this annual report on Form 10-K of Mesa Air Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT B. STONE

Robert B. Stone
Mesa Air Group, Inc.

Date: December 20, 2002

EXHIBIT INDEX

Exhibit
Number		Description	Reference

3.1		Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2		Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1		Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2		Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
5.1		1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2		2001 Key Officer Stock Option Plan	Filed herewith
5.3		Outside Directors’ Stock Option Plan	Filed as Appendix B to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.4		Employee Stock Option Plan, as amended	Filed as Appendix C to Registrant’s Definitive Proxy Statement, dated June 19, 1998
10.1		Form of Directors’ and Officers’ Indemnification Agreement	Filed herewith
10.2		Agreement between USAirways, Inc. and Air Midwest, Inc. dated July 29, 1994 (Philadelphia)	Filed as Exhibit 10.44 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.3		First Amendment to Agreement made as of October 6, 2000 by and between USAirways, Inc. and Air Midwest, Inc. dated July 29, 1994	Filed herewith
10.4		Service Agreement between USAirways, Inc. and Air Midwest, Inc. dated October 15, 1990 (Kansas City)	Filed as Exhibit 10.43 to Form 10-K for fiscal year ended September 30, 1991, Commission File No. 0-15495, incorporated herein by reference
10.5		First Amendment to the Service Agreement made as of November 1, 1991 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.6		Second Amendment to the Service Agreement made as of February 1993 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.7		Third Amendment to the Service Agreement made as of October 6, 2000 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith
10.8(	1)	Fourth Amendment to the Service Agreement made as of March 5, 2002 by and between USAirways, Inc. and Air Midwest, Inc.	Filed herewith

Exhibit
Number		Description	Reference

10.9		Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.10		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed herewith
10.11		Codeshare Agreement between Mesa Airlines, Inc. and Frontier Airlines, Inc. (certain portions deleted pursuant to	Filed as Exhibit 10.7 to Form 10-K for the period ended September 30, 2001, incorporated herein by reference
10.12		confidentiality treatment) First Amendment to Codeshare Agreement between Mesa Airlines, Inc., and Frontier Airlines, Inc., dated as of February 12, 2002	Filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended December 31, 2001, incorporated herein by reference
10.13	(1)	Second Amendment to Codeshare Agreement between Mesa Airlines, Inc., and Frontier Airlines, Inc., dated as of August 1, 2002	Filed herewith
10.14		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.15	(1)	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed herewith
10.16	(1)	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed herewith
10.17	(1)	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways	Filed herewith
10.18	(1)	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways	Filed herewith
10.19	(1)	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways	Filed herewith
10.20		Aircraft Option Exercise B97-7701-RJTL-3492L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc. (certain portions deleted pursuant to confidential treatment request)	Filed as Exhibit 10.84 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997
10.21		Bombardier Regional Aircraft Division Settlement Agreement B97-7701-RJTL-3493L dated as of August 15, 1997 between Mesa Air Group, Inc. and Bombardier Inc.	Filed as Exhibit 10.85 to Mesa Air Group, Inc. Form 10-Q for the quarter ended December 31, 1997

Exhibit
Number	Description	Reference

10.22	Master Purchase Agreement between Bombardier, Inc. and Mesa Air Group, Inc., Dated May 18, 2001 (certain portions deleted pursuant to confidential treatment request)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.23	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases	Filed as Exhibit 10.67 to Mesa Airlines, Inc. Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495
10.24	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001
10.25	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001
10.26	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001
10.27	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III	Filed herewith
10.28	Form of Employment Agreement entered into by and between Mesa Air Group, Inc. and Robert Stone, Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001
10.29	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended (Corporate Headquarters)	Filed herewith
18.1	Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for the year ended September 30, 2001
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
99.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.