Form 10-Q
period 2002-12-31
MESA AIR GROUP INC
filed 2003-02-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended December 31, 2002

or

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes    ☒    No    ☐

     On January 31, 2003 the registrant had outstanding 31,585,938 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1

MESA AIR GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2002	2001

Operating revenues:
Passenger	$127,677	$107,761
Freight and other	5,416	3,473

Total operating revenues	133,093	111,234

Operating expenses:
Flight operations	75,230	59,024
Maintenance	30,981	21,995
Aircraft and traffic servicing	13,312	10,379
Promotion and sales	2,401	3,247
General and administrative	8,672	9,182
Depreciation and amortization	2,609	2,689

Total operating expenses	133,205	106,516

Operating income (loss)	(112)	4,718

Other income (expense):
Interest expense	(1,274)	(2,143)
Interest income	262	205
Other income	211	4,744

Total other income (expense)	(801)	2,806

Income (loss) before income taxes and minority interest	(913)	7,524
Income taxes	(350)	2,972

Income (loss) before minority interest	(563)	4,552
Minority interest	3	(886)

Net income (loss)	$(560)	$3,666

Income (loss) per common share:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	December 31,
	2002	September 30,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$34,734	$45,870
Marketable securities	5,043	8,517
Receivables, primarily traffic, net	40,407	29,072
Expendable parts and supplies	22,872	21,238
Aircraft and parts held for sale	23,348	24,546
Prepaid expenses and other current assets	19,885	25,730
Deferred income taxes	14,474	16,228

Total current assets	160,763	171,201
Property and equipment, net	126,304	127,450
Lease and equipment deposits	18,995	15,538
Deferred income taxes	31,389	29,287
Other assets	8,524	8,867

Total assets	$345,975	$352,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,290	$19,036
Accounts payable	25,323	24,434
Air traffic liability	3,839	3,362
Accrued compensation	3,167	5,950
Income taxes payable	—	510
Other accrued expenses	45,425	45,119

Total current liabilities	94,044	98,411
Long-term debt, excluding current portion	108,524	109,721
Deferred credits	52,925	51,323
Other noncurrent liabilities	2,817	2,821

Total liabilities	258,310	262,276

Minority interest	659	967

Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 31,585,938 and 31,989,886 shares issued and outstanding, respectively	113,083	114,670
Accumulated other comprehensive income	53	—
Retained earnings (deficit)	(26,130)	(25,570)

Total stockholders’ equity	87,006	89,100

Total liabilities, minority interest and stockholders’ equity	$345,975	$352,343

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	December 31,	December 31,
	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(560)	$3,666
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	2,609	2,689
Deferred income taxes	(349)	2,972
Unrealized (gain) loss on investment securities	689	(3,314)
Amortization of deferred credits	(1,518)	(927)
Provision for obsolete expendable parts and supplies	300	—
Minority interest	(3)	886
Changes in assets and liabilities:
Receivables	(11,335)	(9,950)
Expendable parts and supplies	(1,934)	1,090
Prepaid expenses and other current assets	5,926	9,043
Accounts payable	959	2,556
Income taxes	(537)	—
Cost to return aircraft held for sale	(701)	(208)
Other accrued liabilities	(1,303)	2,420

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,757)	10,923

Cash Flows from Investing Activities:
Capital expenditures	(1,292)	(4,045)
Proceeds from sale of assets held for sale	1,198	—
Net purchases (sales) of investment securities	2,785	(14,742)
Change in other assets	343	(482)
Lease and equipment deposits	(3,628)	(3,604)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(594)	(22,873)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,943)	(1,441)
Proceeds from issuance of common stock	280	3
Common stock purchased and retired	(1,867)	—
Payment from aircraft manufacturer in deferred credits	3,120	3,250
Contribution from minority interest	—	5,000
Distribution to minority interest shareholders	(375)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,785)	6,812

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,136)	(5,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,870	74,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,734	$69,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,373	$2,442
Cash paid for income taxes, net	535	313

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three-month periods have been made. Operating results for the three-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

     The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned operating subsidiaries: Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc., CCAir, Inc., MPD, Inc., Regional Aircraft Services, Inc., MAGI Insurance, Ltd., Mesa Air Group – Aircraft Inventory Management, LLC as well as the accounts of UFLY, LLC, a 55% owned subsidiary of which the Company is able to exercise significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Air Transportation Safety and System Stabilization Act

     In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Airline Stabilization Act. As of December 31, 2002, the Company has received $12.4 million and the remaining $2.3 million is included in accounts receivable. Amounts paid or payable under the Airline Stabilization Act are subject to audit and adjustment by the Federal Government. Amounts in accounts receivable at December 31, 2002, remain outstanding as the Company has not finalized its claim with the Department of Transportation. The Company believes that it will ultimately collect the remaining amounts outstanding.

3.	Minority Interest

     In 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $10.0 million. The Company owns 55% of UFLY. The Company’s Chairman and CEO is a minority shareholder/owner and the managing member of UFLY. As the managing member, he receives no additional remuneration or compensation in connection with his role as managing member of UFLY, LLC. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners. For the three months ended December 31, 2002 and December 31, 2001, UFLY had a $7,000 investment loss and a $2.9 million investment gain, respectively.

4.	Segment Reporting

     Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

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

     The Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company is effectively hedging against downturns in the airline industry. Unlike traditional investing where the investors’ risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss value reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $7.4 million and $7.2 million at December 31, 2002 and September 30, 2002, respectively. Unrealized gains (losses) for the period that relate to trading securities (including short positions) held at December 31, 2002, and September 30, 2002, were $(0.7) million and ($5.2) million, respectively.

6.	Accounts Receivable from Code Share Partners

     The Company has code-share agreements with America West, US Airways, Frontier, and Midwest Express. Approximately 98% of the Company’s consolidated passenger revenue for the periods ended December 31, 2002 and 2001 were derived from these agreements. Accounts receivable from the Company’s code-share partners were 69% and 57% of total gross accounts receivable at December 31, 2002 and September 30, 2002, respectively.

7.	Derivative Financial Instruments

     The Company accounts for its fuel hedge derivative instruments as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, the fair market value is recorded on the consolidated balance sheet. Changes in the fair value of the hedge that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income.” These deferred gains and losses are recognized in income in the period in which the related aircraft fuel is purchased. Any portion of a change in a derivative’s fair value that is considered to be ineffective, as defined, is recorded immediately in “Other income (expense)” in the consolidated statement of operation. Any portion of a change in a derivative’s fair value that the Company excludes from its measurement of effectiveness is required to be recorded immediately in earnings.

     The Company is exposed to the effect of changes in the price and availability of aircraft fuel to the extent such exposure is not passed through to its revenue-guarantee code-share partners. Currently approximately 78% of the Company’s fuel costs are associated with the Company’s America West code-share and US Airways regional jet service agreements, thus these companies bear the risk of increases in the Company’s fuel costs under these agreements. From time-to-time the Company utilizes financial derivative instruments as a hedge to mitigate its exposure to the remaining (at risk) aircraft fuel cost. Because aircraft fuel is not traded on organized futures exchanges, liquidity for aircraft fuel hedging is limited. However, the airline industry has found that heating oil contracts are effective instruments for hedging aircraft fuel. The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company currently utilizes financial derivative instruments for short-term time frames when it appears the Company can take advantage of market conditions.

     As of December 31, 2002, the Company has hedged approximately 5% of its estimated (at risk) pro-rate fuel expense for the second, third and fourth quarters of fiscal 2003. The Company has recorded approximately $53,000 in unrealized gains, net of tax, in “Accumulated other comprehensive income” related to these fuel hedges. These unrealized gains are recognized in income in the period in which the related aircraft fuel is purchased.

8.	Aircraft and Parts Held for Sale

     Aircraft and parts held for sale consists of aircraft and parts that the Company has deemed to be surplus to its operating needs. Included in this account are three Beechcraft 1900D aircraft that have been written down to fair value. The Company has a contract to return the remaining three aircraft to the manufacturer and the returns are anticipated to take place in the second quarter of fiscal 2003.

Also included in this account is excess rotable inventory valued at net realizable value, less cost to sell.

9.	Deferred Credits

     Deferred credits consist of manufacturer incentives related to the delivery of aircraft on order and are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

10.	Notes Payable and Long-Term Debt

     At December 31, 2002, Mesa had three surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $8.4 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet. These amounts are not due until the aircraft are sold, and the sales proceeds are expected to substantially cover the outstanding debt balances for these aircraft.

     The Company has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The line of credit is secured by certain of the Company’s inventory and receivables, with the amount available varying from time to time based on the then current value of the collateral. The Company had $19.7 million in letters of credit outstanding at December 31, 2002, which reduced the amount available under the line of credit with Fleet. There were no amounts outstanding under this facility at December 31, 2002. Based upon available collateral, $2.2 million remained available under the line at December 31, 2002.

11.	Weighted Average Shares Outstanding

	Three Months
	Ended December 31,

	2002	2001

	(in thousands)
Weighted average shares — basic	31,656	32,796
Weighted average shares — diluted	31,656	33,030

12.	Beechcraft 1900D Cost Reductions

     On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. Approximately $1.4 million was recorded as a reduction to flight operations, maintenance and interest expense during the three months ended December 31, 2002.

     In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of December 31, 2002, Raytheon has exercised its option to purchase the 2001 and 2002 warrants.

13.	Impairment of Long-Lived Assets

     As a result of the inability of the Company to reduce its operating costs and a continued history of operating losses at CCAir, management of CCAir elected to cease operations effective November 3, 2003. As a result of this decision, the Company took a pre-tax restructuring and impairment charge of $19.8 million in the fourth quarter of fiscal 2002. The charge is comprised of $0.7 million of severance and other employee related liabilities, $4.6 million in aircraft related return costs, $7.8 million for future aircraft lease payments, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $0.9 million to write off the value of equipment and leasehold improvements and $1.7 million to reduce maintenance deposits held by a lessor to net realizable value. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft, thus putting these leases in default. CCAir subsequently returned the aircraft to the lessor. CCAir had after-tax losses of $1.0 million and $2.3 million in the three-month periods ended December 31, 2002 and 2001, respectively.

     Also in the fourth quarter of fiscal 2002, the Company returned 12 of the 15 B1900D aircraft permitted under its agreement with Raytheon. As a result of unanticipated increases in the cost of meeting return conditions, the Company recorded an additional impairment charge of $3.3 million. The remaining three aircraft are expected to be returned to Raytheon by the end of the second quarter of fiscal 2003. Also in 2002, the Company’s sublease of two Shorts 360 aircraft, which the Company had been subleasing to an operator in Europe, expired and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor.

     The changes in the impairment and restructuring charges for the period ended December 31, 2002 are as follows:

	Reserve		Reserve	Reserve		Reserve
Description of	Sept. 30,	Cash	Dec. 31,	Sept. 30,	Cash	Dec. 31,
Charge	2001	Utilized	2001	2002	Utilized	2002

Restructuring:
Severance and other	$—	$—	$—	$(658)	$56	$(602)
Costs to return aircraft	(4,715)	208	(4,507)	(8,107)	701	(7,406)
Aircraft lease payments	(3,610)	—	(3,610)	(9,238)	—	(9,238)
Cancellation of maintenance agreement	(1,200)	—	(1,200)	—	—	—

Total	$(9,525)	$208	$(9,317)	$(18,003)	$757	$(17,246)

     The reserve balance of $17.2 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

14.	Other Income (Expense)

     Other income (expense) is primarily comprised of the results of the Company’s investment activities. The Company’s investment gains and losses include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes. Other income includes investment gains (losses) from the Company’s portfolio of aviation related securities of approximately ($0.1) million and $4.7 million for the three months ended December 31, 2002 and December 31, 2001, respectively.

15.	Commitments and Contingencies

     The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (“GE”) for its CRJ aircraft, Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft and Pratt and Whitney, Canada Aircraft Services (“PWC”) for its Dash 8-200 aircraft. The GE contract requires a monthly payment based upon flight hours incurred. The Rolls-Royce and PWC contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour. The rate under all contracts is subject to escalation based on changes in certain price indices. Certain of these contracts contain termination clauses and look back provisions to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company. The Company does not anticipate an early termination under any of the contracts.

     In 2002, the Company signed a six-year agreement with PWC to provide a new fleet management program covering the maintenance of the Company’s Beechcraft 1900D turboprop engines. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines at book value. The agreement with PWC covers all of the Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs. The prepayment is being expensed over the term of the agreement.

     In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (“UAL Litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision the (“arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4 million.

     The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000 (or a 2X multiplier). The Company has appealed the arbitrator’s decision.

     The Company is also involved in various other legal proceedings and FAA civil action proceedings including two lawsuits involving the Air Line Pilots Association, International, the union representing the subsidiary’s pilots, that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16. Other Comprehensive Income

     Comprehensive income represents the change in the fair value of certain financial derivative instruments, which qualify for hedge accounting. Comprehensive loss totaled approximately $0.5 million for the first quarter of 2003. The difference between Net Income and Other Comprehensive income for the first quarter of 2003 is as follows:

For the three months ended
December 31, 2002

(in thousands)
Net loss	$(560)
Unrealized gain on derivative instruments, net of deferred taxes of ( $33)	53

Comprehensive loss	$(507)

17.	Subsequent Events

     On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, Inc., crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. There were no survivors among the 21 passengers and crew members aboard the Beechcraft 1900D aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. The Company is unable to predict the amount of claims, if any, relating to the crash which may ultimately be made against it and how those claims might be resolved. The Company maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 5481.

     In January the Company reached a tentative agreement for a new contract with the Air Line Pilots Association (“ALPA”), which represents the Company’s 1,300 pilots. As part of the contract, the Company and ALPA reached an agreement concerning participation in the US Airways ‘Jets for Jobs’ regional jet expansion program. The contract, which has a duration of 54 months, is subject to ratification by the Company’s pilots.

18.	Reclassifications

     Certain 2002 amounts previously reported have been reclassified to conform with the 2003 presentation.

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

GENERAL

     Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 147 cities in 37 states, Canada and Mexico. At December 31, 2002, Mesa operated a fleet of 122 aircraft and had approximately 889 daily departures.

     Mesa’s airline operations during fiscal year 2002 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc., as US Airways Express under code-sharing agreements with US Airways, Inc. and as Frontier Jet Express under a code-sharing agreement with Frontier. Air Midwest, Inc., a wholly owned subsidiary of Mesa, also operates under a code-sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-sharing agreement with Midwest Express in Kansas City on flights operated as US Airways Express. Prior to it ceasing operations on November 4, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways. Included in the Company’s operating results for the quarter ended December 31, 2002, are CCAir revenues of $1.3 million and a pretax loss of $1.6 million. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc. began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002.

     Approximately 98% of our consolidated passenger revenues for the fiscal year ended December 31, 2002 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Frontier Airlines, Inc. (“Frontier”), Midwest Express Airlines, Inc. (“Midwest Express”), and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.

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

     During the first quarter of fiscal 2003, several significant events have occurred:

     In October, we reached agreement with US Airways to expand their regional jet agreement by adding 20 50-seat regional jets to the existing fleet of 32 regional aircraft. The 20 additional regional jets are scheduled to be integrated into the US Airways Express network in 2003 and 2004, subject to compliance with the ‘Jets-for-Jobs’ provisions of the US Airways pilot contract. The aircraft are expected to be provided from a combination of internal and external sources. The agreement, including the original 32 regional jets under contract, was ratified by the United States Bankruptcy Court on November 8, 2002. Additionally, on November 22, 2002, we signed a non-binding letter of intent with US Airways to provide an additional 50 regional jets in exchange for issuing a warrant to purchase 3,000,000 shares of our common stock. These aircraft are also subject to ‘Jets-for-Jobs.’ The Company is currently evaluating the timing of the delivery of these aircraft. As part of the US Airways bankruptcy restructuring, we also agreed to release our claim against $4.3 million in payments previously withheld by US Airways following the events of September 11, 2001. As of December 31, 2002, the letter of intent had not been signed.

     Subsequent to December 31, 2002, we reached a tentative agreement for a new contract with the Air Line Pilots Association (“ALPA”), which represents our 1,300 pilots. As part of this tentative agreement, the Company and ALPA reached an agreement concerning participation in the US Airways ‘Jets for Jobs’ regional jet expansion program. The contract, which has a duration of 54 months is subject to ratification by the Company’s pilots. The agreement with US Airways has not been finalized as of January 31, 2003. Upon ratification by the Company’s pilots, ALPA has agreed to dismiss, with prejudice, its litigation filed in the United States District Court for the District of Arizona. In addition, CCAir has agreed to simultaneously dismiss, with prejudice, its claims against ALPA in its litigation filed in the United States District Court of North Carolina. CCAir will also withdraw its appeal currently pending in the United States Court of Appeals for the Fourth Circuit. There can be assurance that the Company’s pilots will ratify the tentative agreement.

     Subsequent to December 31, 2002, US Airways Express Flight 5481, operated by Air Midwest, Inc., crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. There were no survivors among the 21 passengers and crew members aboard the Beechcraft 1900D aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. The Company is unable to predict the amount of claims, if any, relating to the crash which may ultimately be made against it and how those claims might be resolved. Consistent with regional industry standards, we maintain insurance against accidents. At this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 5481.

     The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended

	December 31, 2002	December 31, 2001

Passengers	1,417,174	1,132,070
Available seat miles (000’s)	960,030	751,098
Revenue passenger miles (000’s)	585,775	412,035
Load factor	61.0%	54.9%
Yield per revenue passenger mile (cents)	22.7	26.4
Revenue per available seat mile (cents)	13.9	14.5
Operating cost per available seat mile (cents)	13.9	14.0
Average stage length (miles)	315	277
Number of operating aircraft in fleet	122	117
Gallons of fuel consumed	25,419,203	20,092,440
Block hours flown	92,588	82,105
Departures	72,519	69,127

	Three Months Ended

	December 31, 2002		December 31, 2001

	Costs per	% of total	Costs per	% of total
	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	7.8	56.5%	7.9	53.1%
Maintenance	3.2	23.3%	2.9	19.8%
Aircraft and traffic servicing	1.4	10.0%	1.4	9.3%
Promotion and sales	0.3	1.8%	0.4	2.9%
General and administrative	0.9	6.5%	1.2	8.3%
Depreciation and amortization	0.3	2.0%	0.4	2.4%

Total operating expenses	13.9	100.1%	14.2	95.8%
Interest expense	0.1	1.0%	0.3	1.9%

RESULTS OF OPERATIONS

     Operating Revenues:

     In the quarter ended December 31, 2002, operating revenues increased by $21.9 million, or 19.7%, from $111.2 (14.8 cents per ASM) to $133.1 (13.9 cents per ASM). The higher revenues are primarily attributable to $27.9 million in revenues associated with the operation of 12 more regional jets in the Company’s fleet compared to the same period in 2002 and $2.3 million in additional subsidies received in essential air service (EAS) markets. Offsetting these increases was a decline in revenue from the Company’s pro-rate turboprop operations of $7.7 million, primarily related to the cessation of operations at CCAir, a Company subsidiary.

     Operating Expenses

     Flight Operations

     In the quarter ended December 31, 2002, flight operations expense increased $16.2 million or 27.5%, to $75.2 million (7.8 cents per ASM) from $59.0 million (7.9 cents per ASM) for the comparable period in fiscal 2002. The overall increase is consistent with an increase in capacity due to the addition of regional jets to the Company’s fleet. In addition, the Company incurred significant costs in preparing for additional regional jet growth associated with our US Airways and America West contracts. These costs included the wages and training expenses for the flight crews required to staff the additional aircraft, in advance of the aircraft being placed into service. Offsetting these costs was a reduction in turboprop capacity, primarily related to the cessation of operations at CCAir. These costs also include the ownership cost of the aircraft between the time they are available for service and the time they are actually placed in service.

     On a unit cost basis, regional jets have a lower cost per ASM than turboprops. The decline in cost per ASM is due to the increase in regional jet flying and a decline in turboprop flying, partially offset by the costs associated with staffing crews for the planned growth.

     Maintenance Expense

     In the quarter ended December 31, 2002, maintenance expense increased $9.0 million or 40.9%, to $31.0 million (3.2 cents per ASM) from $22.0 million (2.9 cents per ASM) for the comparable period in fiscal 2002. The increase is due to an increase in regional jet capacity as well as significantly higher expenses related to the timing of scheduled engine overhauls and airframe structural checks. The decline in unit costs associated with the increase in regional jet flying was more than offset by the increase in costs associated with scheduled maintenance events.

     Aircraft and Traffic Servicing

     In the quarter ended December 31, 2002, aircraft and traffic servicing expense increased by $2.9 million or 28.3%, to $13.3 million (1.4 cents per ASM) from $10.4 million (1.4 cents per ASM) for the comparable period in fiscal 2002. The increase is primarily related to an increase in regional jet departures.

     Promotion and Sales

     In the quarter ended December 31, 2002, promotion and sales expenses decreased $0.8 million or 26.1%, to $2.4 million (0.3 cents per ASM) from $3.2 million (0.4 cents per ASM) for the comparable period in fiscal 2002. The decrease is due to a decline in booking and franchise fees paid under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the quarter ended December 31, 2002, general and administrative expense decreased $0.5 million or 5.6%, to $8.7 million (0.9 cents per ASM) from $9.2 million (1.2 cents per ASM). The slight decrease in expense was a result of the cessation of operations at CCAir in November 2002.

     Depreciation and Amortization

     In the quarter ended December 31, 2002, depreciation and amortization expense decreased $0.1 million or 3.0%, to $2.6 million (0.3 cents per ASM) from $2.7 million (0.4 cents per ASM) for the comparable quarter in the prior year. The decline was primarily due to the cessation of depreciation of CCAir’s rotable assets now classified as held for sale, beginning in the fourth quarter of fiscal 2002.

     Interest Expense

     The decrease in interest expense of $0.9 million from $2.1 million in the first quarter of fiscal 2002 to $1.3 million in the first quarter of fiscal 2003 is due to reduced interest rates on our outstanding debt as the majority of our Beechcraft 1900D fleet is financed at variable interest rates, a reduction in outstanding debt from the return of 12 Beechcraft 1900D aircraft to the manufacturer, and benefits of $0.3 million received from Raytheon Aircraft Credit Company as part of the cost reduction agreement.

     Other Income

     Other income decreased by $4.5 million from $4.7 million for the quarter ended December 31, 2001 to $0.2 million for the quarter ended December 31, 2002. The decrease in other income for the quarter is primarily attributable to a reduction in investment gains (losses) from a gain of $4.7 million in the first quarter of fiscal 2002 to a loss of ($0.1) million in the first quarter of fiscal 2003.

     Minority Interest

     Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents, and marketable securities of $39.8 million at December 31, 2002, compared to $54.4 million at September 30, 2002. Primary uses of cash included: an increase in receivables of $11.3 million due to the payment in arrears by US Airways for one month of activity while in bankruptcy, as allowed by our amended agreement; lease and equipment deposits of $3.6 million for aircraft as a result of plans to expand our aircraft fleet and; principal payments of $3.9 million on our long-term debt. Offsetting these uses of cash, cash sources included a reduction in prepaid expenses and other current assets of $5.9 million and payments from aircraft manufacturers in deferred credits of $3.6 million. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

     As of December 31, 2002, we had receivables of approximately $40.4 million (net of an allowance for doubtful accounts of $12.8 million). The amounts due consist primarily of receivables due from our code-share partners, passenger ticket receivables due through the Airline Clearing House (“ACH”) and amounts due from the Department of Transportation (“DOT”) under the Airline Stabilization Act.

     A reduction in business travel, a slowing economy and the terrorist attacks of September 11, 2001 have had a significant impact on the airline industry, including America West and US Airways. Continuing declines in the economy or an inability to receive government grants and loan guarantees could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways code-share agreements (specifically the jet contracts) would have a material adverse effect on our business prospects, financial position, results of operations and cash flows.

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of December 31, 2002, we had taken delivery of 32 ERJ-145s, which have been financed as operating leases. We have the right to cancel the four remaining firm aircraft. In conjunction with this purchase agreement, we have $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at December 31, 2002. The remaining deposit will be returned either upon the delivery of the last four aircraft or notification by us of our intention to cancel the four remaining aircraft orders. Our current intent is to take delivery of these aircraft in fiscal year 2003.

     We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2002, we leased 95 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.5 billion at December 31, 2002, excluding CCAir lease payments which have been accrued in other accrued expenses when the decision was made to cease operating CCAir in the fourth quarter of fiscal year 2002.

     In the fourth quarter of fiscal 2002, our subsidiary, CCAir ceased operations. Once CCAir ceased operating, its fleet of Dash 8-100s were returned to the lessor. CCAir has ceased making lease payments on these aircraft and is in default with this applicable lessor.

     Our long-term debt was primarily incurred pursuant to the acquisition of our B1900D aircraft. At December 31, 2002, we owned 39 B1900D aircraft which have underlying maturities through 2011. At December 31, 2002, Mesa had three surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $8.4 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet.

     In December 1999, our Board of Directors authorized us to repurchase up to 10% of the outstanding shares of our common stock (approximately 3.4 million shares). In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of our common stock. In October 2002, our Board of Directors authorized the repurchase of an additional two million shares. As of December 31 2002, we had acquired and retired approximately 4.4 million shares (approximately 14.0%) of our outstanding common stock at an aggregate cost of approximately $25.5 million, leaving approximately two million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

     The Company has negotiated 10-year engine maintenance contracts with General Electric Aircraft Engines (“GE”) for its CRJ aircraft, Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft and Pratt and Whitney, Canada Aircraft Services (“PWC”) for its Dash 8-200 aircraft. The GE contract requires a monthly payment based upon flight hours incurred. The Rolls-Royce and PWC contracts provide for payment at the time of the repair event for a fixed dollar amount per flight hour. The rate under all contracts is subject to escalation based on changes in certain price indices. Certain of these contracts contain termination clauses and look back provisions to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company. The Company does not anticipate an early termination under any of the contracts.

     In 2002, the Company signed a six-year agreement with PWC to provide a new fleet management program covering the maintenance of the Company’s Beechcraft 1900D turboprop engines. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines at book value. The agreement with PWC covers all of the Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs. The prepayment is being expensed over the term of the agreement.

     In December 2000, we reached agreement with Fleet Capital for a $35 million line of credit, collateralized by our inventory and receivables. The agreement, which expires in December 2003, has provisions that allow the expansion of available credit to $50 million by adding new lenders provided that there is additional collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at December 31, 2002. We intend to use the facility for general working capital purposes. We also had $19.7 million in letters of credit outstanding at December 31, 2002, which reduced the amount available under our line of credit with Fleet. There were no amounts outstanding under this facility at December 31, 2002. Based upon available collateral, $2.2 million remained available under the line at December 31, 2002.

     In May 2001, we entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) to acquire 20 50-seat CRJ-200s, 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the agreement, Mesa has the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel the CRJ-200 aircraft. We have notified BRAD of our intention to convert five CRJ-700s to CRJ-900s. The total number of firm aircraft orders is now 20 CRJ-200s, 15 CRJ-700s and 25 CRJ-900s. We secured the order with a $4.0 million deposit and will continue to make 24 monthly deposits of approximately $1.1 million through April 2003. In February 2002, Bombardier returned $7.0 million of deposits to us and applied an additional $5.5 million to outstanding obligations. Deposits of $2.5 million will be returned to us upon completion of permanent financing on the first five aircraft ($500,000 per aircraft). The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft). The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate list value of the remaining 15 CRJ-700 and 19 CRJ-900s to be acquired under the agreement is approximately $850 million. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and took delivery of the first aircraft in January of 2003. In addition to the firm orders, we have an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. As of December 31, 2002, we have $12.1 million on deposit with BRAD, which is included with lease and equipment deposits.

     On August 11, 2002, US Airways, filed for Chapter 11 bankruptcy protection. As a result of this filing, US Airways was required to obtain ratification of its code-share and revenue-guarantee agreements with us. Should US Airways not emerge from bankruptcy, this could have a material adverse effect on our business. Subsequent to year-end, we reached agreement with US Airways to expand the regional jet agreement by adding 20 50-seat regional jets to the existing fleet of 32 regional jet aircraft. The 20 additional regional jets are scheduled to be integrated into the US Airways Express network in 2003, subject to compliance with the ‘Jets-for-Jobs’ provisions of the US Airways pilot contract. The aircraft are expected to be provided from a combination of internal and external sources. The agreement, including the original 32 regional jets under contract, was ratified by the United States Bankruptcy Court on November 8, 2002. Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to provide an additional 50 regional jets in exchange for issuing a warrant to purchase 3,000,000 shares of our common stock. These aircraft, which will also be subject to ‘Jets-for-Jobs,’ would be delivered beginning in mid to late 2003. As part of the US Airways bankruptcy restructuring, the Company also agreed to release our claim against $4.3 million in payments previously withheld by US Airways following the events of September 11, 2001.

     Management believes that the Company will have adequate cash flow to meet our operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward-looking statement as a result of many factors, including the termination of one or more code-share agreements; failure of US Airways to emerge from bankruptcy protection; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to us under its code-

share agreements with our code-share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

Commitments

     As of December 31, 2002, we had $124.8 million in long-term debt (including current maturities). This amount consisted primarily of $116.9 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $4.9 million related to the settlement of past contractual claims of an aircraft manufacturer and $1.0 million related to a mortgage note payable on one of our real estate properties.

     The following table sets forth our cash obligations as of December 31, 2002.

In thousands	2003	2004	2005	2006

Long-term debt:
Notes payable related to B1900Ds (1)	$13,590	$6,465	$6,769	$6,987
Note payable to manufacturer	786	786	786	786
Mortgage note payable	25	35	38	41
Other	1,889	70	—	—

Total long-term debt	16,290	7,356	7,593	7,814

Payments under operating leases:
Cash aircraft rental payments (2)	100,492	116,656	112,468	111,950
Lease payments on equipment and operating facilities	429	504	369	214

Total lease payments	100,921	117,160	112,837	112,164

Future aircraft acquisition costs (3)	400,000	450,000	—	—

Total	$517,211	$574,516	$120,430	$119,978

[Additional columns below]

[Continued from above table, first column(s) repeated]

In thousands	2007	Thereafter	Total

Long-term debt:
Notes payable related to B1900Ds (1)	$7,213	$75,875	$116,899
Note payable to manufacturer	1,791	—	4,935
Mortgage note payable	44	838	1,021
Other	—	—	1,959

Total long-term debt	9,048	76,713	124,814

Payments under operating leases:
Cash aircraft rental payments (2)	112,563	952,802	1,506,931
Lease payments on equipment and operating facilities	47	484	2,047

Total lease payments	112,610	953,286	1,508,978

Future aircraft acquisition costs (3)	—	—	850,000

Total	$121,658	$1,029,999	$2,483,792

(1)	At December 31, 2002, Mesa had three surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $8.4 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet. These amounts are not due until the aircraft are sold, and the sales proceeds are expected to substantially cover the outstanding debt balances for these aircraft.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents estimated aircraft value of future commitments for CRJ-700 and -900 aircraft. The acquisitions will be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

     Allowance for Doubtful Accounts

     As discussed above, amounts billed under revenue guarantee arrangements are subject to the interpretation of the applicable code-share agreement and are subject to audit by the code-share partner. Periodically our code-share partners dispute amounts billed and pay amounts less than those billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $12.8 at December 31, 2002 and September 30, 2002. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

     Accrued Health Care Costs

     The Company is currently self-insured for health care costs and as such, estimates a reserve for the cost of claims that have not been paid as of the balance sheet date. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At December 31, 2002 and September 30, 2002, the Company has accrued $1.9 million and $2.0 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

     Long-lived Assets, Aircraft and Parts Held for Sale

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company determines the fair value based upon estimates of future cash flows, market value of similar assets and/or independent appraisals.

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

     Costs to Return Aircraft Held for Sale

     The Company periodically returns aircraft to the manufacturer or lessor that have been identified as excess. It is standard practice in the industry that aircraft returns must meet established contractual return conditions. The ultimate cost of completing the maintenance necessary to meet these return conditions is not known until all the work is completed and accepted by the manufacturer or lessor. As such, it has been the Company’s experience that these repair costs range from $90,000 to $700,000 per aircraft depending on several factors including the age and maintenance status of the aircraft. Based upon our past experience and knowledge of these particular aircraft, we believe $160,000 per aircraft was a reasonable estimate of the return costs. At December 31, 2002 and September 30, 2002, the Company accrued $7.4 million and $8.1 million, respectively, for the cost to return aircraft. If the ultimate cost to return these aircraft is significantly different than what has been estimated, the reserves for the costs to return aircraft could be materially overstated or understated.

     Valuation Allowance for Deferred Tax Assets

     The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2002 and September 30, 2002, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $1.2 million and $2.9 million, respectively. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption did not have a material impact on its financial position or results of operations.

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2002:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2002	Capacity

Canadair 200 Regional Jet	—	32	32	29	50
Canadair 700 Regional Jet	—	6	6	6	64
Embraer 145 Regional Jet	—	32	32	32	50
Beechcraft 1900D *	39	7	46	43	19
Dash 8-200	—	12	12	12	37
	—	—	—	—
Total	39	89	128	122

*	The Company is currently preparing 3 aircraft for return to the manufacturer. On a go forward basis, the Company anticipates operating 42 of these aircraft.

     ERJ Program

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of December 31, 2002, we have taken delivery of 32 ERJ-145’s, which have been financed as operating leases. We have the right to cancel the delivery of the four remaining firm aircraft. In conjunction with this purchase agreement, we have $4.2 million on deposit with Embraer, which is included with lease and equipment deposits. Our current intent is to take delivery of these aircraft.

     CRJ Program

     In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with BRAD to acquire 16 CRJ-200 50-passenger regional jet aircraft. The 1996 BRAD Agreement also granted the Company an option to acquire an additional 16 jet aircraft. In fiscal 1997, we exercised our option to purchase the additional 16 CRJ aircraft reserved under the option provisions of the 1996 BRAD Agreement. We have received all 32 CRJ-200 aircraft under the 1996 BRAD Agreement. The aircraft are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

     In May 2001, we entered into an agreement with BRAD to acquire 20 64-seat CRJ-700s and 20 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the 2001 BRAD Agreement, we have the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel our CRJ-200 order. We have notified BRAD of our intention to convert to CRJ-900s. The total number of firm aircraft currently on order is 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and expect to take delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $12.1 million on deposit with BRAD, which is included with lease and equipment deposits.

     The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

			CRJ-700	CRJ-900
		CRJ-200	Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Options	Orders	Orders	Options	Options	Firm Orders	Options	Total

Delivered:
At 12/31/2002	32	—	6	—	—	—	32	—	70
Scheduled deliveries:
Fiscal 2003	—	4	8	8	—	—	—	4	94
Fiscal 2004	—	12	1	17	—	—	—	6	130
Fiscal 2005	—	12	—	—	3	3	—	12	160
Fiscal 2006	—	12	—	—	12	12	—	12	208
Fiscal 2007	—	—	—	—	5	5	—	12	230
Fiscal 2008 and beyond	—	—	—	—	20	20	—	—	270

Total	32	40	15	25	40	40	32	46

     Beechcraft 1900D

     As of December 31, 2002, we owned 39 and leased seven Beechcraft 1900D aircraft. We are currently in the process of returning excess aircraft to the manufacturer and anticipate operating 42 aircraft during fiscal 2003. We anticipate returning the remaining three aircraft in the second quarter of fiscal 2003.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     There have been no material changes in the Company’s market risk since September 30, 2002

Item 4. Controls and Procedures

     Based on their evaluation (the “Evaluation”), the Company’s Chief Executive Officer, Jonathan G. Ornstein, and Chief Financial Officer, Robert B. Stone, have concluded that the Company’s disclosure controls and procedures are effective, but also concluded that there are several areas where improvements can be implemented in the Company’s system of internal controls. These areas include updating the employee handbook, timely resolution of billing issues, timely retirement of company repurchased stock, a business systems disaster recovery plan and the enhancement of certain computer security policies and procedures. The Company has dedicated resources to correcting these issues, and the corrections are expected to be completed by the end of the Company’s third fiscal quarter. These weaknesses did not have a material impact on the accuracy of the Company’s financial statements.

     As of the date of this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

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

     The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5.8 million or a 2X multiplier, which is included in other accrued expenses at September 30, 2002. The Company has appealed the arbitrator’s decision.

     The Company and/or its subsidiaries are also involved in a lawsuit involving the Air Line Pilots Association, International (“ALPA”), the union that represents the Mesa Airlines and Air Midwest pilots.

     ALPA v. Mesa Airlines, Inc., et al.,

     The proceeding brought by ALPA, Case No. CV-02-1333-PHX-PGR (D. Ariz.) names as defendants the Company, our Mesa Airlines subsidiary and our Chairman in his individual capacity. It asserts three claims under the Railway Labor Act: (1) violation of the duty to bargain in good faith; (2) attempting to undermine ALPA as the collective bargaining representative of the Mesa Airlines pilots; and (3) failure to refrain from making changes to status quo rates of pay, work rules or working conditions prior to exhausting the statute’s mediation procedures. ALPA and the Company have agreed that this litigation will be dismissed upon ratification of the tentative agreement reached on January 24, 2003. There can be no assurance that ratification will occur or that these cases will be dismissed.

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

Dated: February 14, 2003

Index to Exhibits

Exhibits:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002