Form 10-Q
period 2003-03-31
MESA AIR GROUP INC
filed 2003-05-15
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2003

or

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
(602) 685-4000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X]  No  [  ]

     On May 8, 2003 the registrant had outstanding 31,454,272 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Operating revenues:
Passenger	$131,654	$116,063	$259,332	$223,824
Freight and other	5,658	3,512	11,074	6,985

Total operating revenues	137,312	119,575	270,406	230,809

Operating expenses:
Flight operations	76,071	62,496	151,301	121,520
Maintenance	25,687	19,452	56,668	41,447
Aircraft and traffic servicing	13,461	11,228	26,773	21,607
Promotion and sales	1,647	3,189	4,048	6,436
General and administrative	9,530	11,834	18,203	21,016
Depreciation and amortization	2,619	2,658	5,228	5,347
Impairment and restructuring charges (credits)	(10,957)	—	(10,597)	—

Total operating expenses	118,058	110,857	251,264	217,373

Operating income	19,254	8,718	19,142	13,436

Other income (expense):
Interest expense	(1,144)	(2,641)	(2,417)	(4,784)
Interest income	258	525	519	730
Other income	1,170	2,697	1,381	7,441

Total other income (expense)	284	581	(517)	3,387

Income before income taxes and minority interest	19,538	9,299	18,625	16,823
Income taxes	7,483	3,673	7,133	6,645

Income before minority interest	12,055	5,626	11,492	10,178
Minority interest	(9)	(441)	(6)	(1,327)

Net income	$12,046	$5,185	$11,486	$8,851

Income per common share:
Basic	$0.38	$0.16	$0.36	$0.27
Diluted	$0.38	$0.15	$0.36	$0.26

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	March 31,
	2003	September 30,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$30,136	$45,870
Marketable securities	5,231	8,517
Receivables, primarily traffic, net	38,525	29,072
Expendable parts and supplies	22,242	21,238
Aircraft and parts held for sale	20,027	24,546
Prepaid expenses and other current assets	32,851	25,730
Deferred income taxes	11,388	16,228

Total current assets	160,400	171,201
Property and equipment, net	134,284	127,450
Lease and equipment deposits	23,349	15,538
Deferred income taxes	26,998	29,287
Other assets	8,045	8,867

Total assets	$353,076	$352,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,376	$19,036
Accounts payable	33,201	24,434
Air traffic liability	3,683	3,362
Accrued compensation	5,726	5,950
Income taxes payable	—	510
Other accrued expenses	34,627	43,893

Total current liabilities	91,613	97,185
Long-term debt, excluding current portion	101,886	109,721
Deferred credits	57,421	52,549
Other noncurrent liabilities	3,045	2,821

Total liabilities	253,965	262,276

Minority interest	439	967

Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 31,585,938 and 31,989,886 shares issued and outstanding, respectively	112,724	114,670
Accumulated other comprehensive income	32	—
Accumulated deficit	(14,084)	(25,570)

Total stockholders’ equity	98,672	89,100

Total liabilities, minority interest and stockholders’ equity	$353,076	$352,343

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended

	March 31,	March 31,
	2003	2002

Cash Flows from Operating Activities:
Net income	$11,486	$8,851
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,228	5,347
Impairment and restructuring charges (credits)	(10,957)	—
Deferred income taxes	7,129	6,079
Gain on involuntary conversion of aircraft	(1,283)	—
Unrealized (gain) loss on investment securities	709	(3,471)
Amortization of deferred credits	(3,119)	(2,368)
Provision for obsolete expendable parts and supplies	600	—
Provision for doubtful accounts	—	1,000
Minority interest	6	1,327
Changes in assets and liabilities:
Receivables	(9,453)	6,449
Expendable parts and supplies	(1,604)	2,291
Prepaid expenses and other current assets	(7,069)	(13,291)
Accounts payable	8,844	(10,231)
Income taxes	(530)	—
Cost to return aircraft held for sale	(1,800)	(2,161)
Other accrued liabilities	2,601	4,749

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	788	4,571

Cash Flows from Investing Activities:
Capital expenditures	(13,651)	(6,022)
Proceeds from sale of assets held for sale	1,680	633
Proceeds from aircraft insurance	3,218	—
Net (purchases) sales of investment securities	2,577	(16,830)
Change in other assets	822	(808)
Lease and equipment deposits	(8,174)	7,392

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,528)	(15,635)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(9,656)	(2,533)
Net borrowings on line of credit	—	(20,000)
Proceeds from issuance of common stock	280	527
Common stock purchased and retired	(2,226)	—
Change in deferred credits	9,217	6,846
Contribution from minority interest	—	5,000
Distribution to minority interest shareholders	(609)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,994)	(10,160)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,734)	(21,224)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,870	74,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,136	$53,280

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,412	$6,644
Cash paid for income taxes, net	535	440
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return of aircraft for reduction of long-term debt and accrued interest	$2,839	$—

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and six-month periods have been made. Operating results for the three and six-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

     The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa”), Freedom Airlines, Inc. (“Freedom”), Air Midwest, Inc.(“Air Midwest”), CCAir, Inc. (“CCAir”), MPD, Inc. d/b/a Mesa Pilot Development (“MPD”), Regional Aircraft Services, Inc. (“RAS”), MAGI Insurance, Ltd. (“MAGI”), Mesa Air Group – Aircraft Inventory Management, LLC (“MAG-AIM”) as well as the accounts of UFLY, LLC (“UFLY”), a 52% owned subsidiary of which the Company is able to exercise significant influence. CCAir ceased operations on November 4, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Air Transportation Safety and System Stabilization Act

     In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Air Transportation Safety and System Stabilization Act (the “Act”). As of March 31, 2003, the Company has received $12.4 million and the remaining $2.3 million is included in accounts receivable. Amounts paid or payable under the Act are subject to audit and adjustment by the Federal Government. Amounts in accounts receivable at March 31, 2003, remain outstanding as the Company has not finalized its claim with the Department of Transportation. There can be no assurance that the claim will be finalized in the Company’s favor or that as a result of the Government’s audit, some or all of the $12.4 million previously received will not have to be repaid.

3.	Minority Interest

     In 2001, the Company entered into an agreement to form UFLY, for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $10.0 million. The Company currently owns 52% of UFLY. The Company’s Chairman and CEO is a minority shareholder/owner and the managing member of UFLY. He receives no additional remuneration or compensation in connection with his role as the managing member of UFLY. Amounts included in the consolidated statements of income as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners. During fiscal 2002, UFLY’s investments lost $1.9 million. For the six months ended March 31, 2002, UFLY had investment gains of $4.4 million. Investment gains in fiscal 2003 were de minimis. UFLY currently has less than $0.1 million in investment assets.

4.	Segment Reporting

     Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has four airline operating subsidiaries, Mesa Airlines, Freedom Airlines, Air Midwest and CCAir and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into four reportable segments. Mesa and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. CCAir, which ceased operations on November 4, 2002, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries.

     Mesa and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, US Airways and Frontier Airlines. Mesa Airlines also provides passenger service with Dash-8 aircraft under a revenue-guarantee contract with America West and under a pro-rate contract with US Airways. On March 1, 2003, Mesa Airlines amended its contract with Frontier to perform flying under a revenue-guarantee agreement through August 31, 2003. Mesa and Freedom provide service to 103 destinations throughout the United States, Canada and Mexico. As of March 31, 2003, Mesa and Freedom operated a fleet of 86 aircraft – 42 CRJs, 32 ERJs and 12 Dash-8’s.

     Air Midwest provides passenger service with Beechcraft 1900D aircraft under the revenue-guarantee contract with America West and under pro-rate contracts with US Airways and Midwest Airlines. Air Midwest provides service to 68 destinations in the United States. As of March 31, 2003, Air Midwest operated a fleet of 42 Beechcraft 1900D turboprop aircraft.

     CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under pro-rate revenue contracts with US Airways. CCAir discontinued its use of Jetstream aircraft in February 2002, and discontinued its use of Dash-8 aircraft in November 2002, when it ceased operations.

     The Other category consists of Mesa Air Group (holding company), MPD, MAG-AIM, RAS, MAGI and UFLY. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, ASM’s and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. MAG-AIM, which was formed in the second quarter of fiscal 2003, primarily provides inventory management services for the Company’s operating subsidiaries, hence its revenues are primarily derived from intercompany sales. These intercompany sales are eliminated in consolidation. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Three Months Ended	Mesa/	Air
March 31, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$116,427	$19,574	$—	$34,648	$(33,337)	$137,312
Depreciation and amortization	1,189	807	—	623	—	2,619
Impairment and restructuring charges (credits)	1,050	—	(12,007)	—	—	(10,957)
Operating income (loss)	6,732	(2,523)	12,441	13,552	(10,948)	19,254
Interest expense	(88)	(861)	—	(195)	—	(1,144)
Interest income	—	—	3	255	—	258
Income (loss) before income tax and minority interest	6,642	(2,129)	12,962	13,011	(10,948)	19,538
Income tax (benefit)	2,544	(815)	4,965	4,982	(4,193)	7,483
Total assets	187,864	10,498	168	432,851	(278,305)	353,076
Capital expenditures	8,567	548	—	3,244	—	12,359

Three Months Ended	Mesa/	Air
March 31, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$87,805	$22,577	$7,985	$1,208	$—	$119,575
Depreciation and amortization	1,337	730	147	444	—	2,658
Operating income (loss)	7,290	2,602	(1,831)	657	—	8,718
Interest expense	(220)	(1,894)	(382)	(145)	—	(2,641)
Interest income	(162)	—	2	685	—	525
Income (loss) before income tax and minority interest	5,929	1,021	(2,218)	4,567	—	9,299
Income tax (benefit)	2,342	403	(876)	1,804	—	3,673
Total assets	307,872	27,985	12,987	325,018	(263,959)	409,903
Capital expenditures	1,329	180	245	923	—	2,677

Six Months Ended	Mesa /	Air
March 31, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$223,736	$42,883	$1,254	$35,870	$(33,337)	$270,406
Depreciation and amortization	2,316	1,651	—	1,261	—	5,228
Impairment and restructuring charges (credits)	1,050	—	(12,007)	—	—	(10,957)
Operating income (loss)	7,139	(3,320)	11,018	15,253	(10,948)	19,142
Interest expense	(110)	(1,622)	(174)	(511)	—	(2,417)
Interest income	—	2	4	513	—	519
Income (loss) before income tax and minority interest	6,986	(3,720)	11,368	14,939	(10,948)	18,625
Income tax (benefit)	2,675	(1,425)	4,354	5,721	(4,192)	7,133
Total assets	187,864	10,498	168	432,851	(278,305)	353,076
Capital expenditures	9,642	1,928	—	2,081	—	13,651

Six Months Ended	Mesa /	Air
March 31, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$167,044	$43,896	$16,894	$2,975	$—	$230,809
Depreciation and amortization	2,851	1,643	310	543	—	5,347
Operating income (loss)	16,413	1,005	(5,172)	1,190	—	13,436
Interest expense	51	(3,735)	(739)	(361)	—	(4,784)
Interest income	35	2	6	687	—	730
Income (loss) before income tax and minority interest	17,190	(2,399)	(5,912)	7,944	—	16,823
Income tax (benefit)	6,790	(947)	(2,335)	3,137	—	6,645
Total assets	307,872	27,985	12,987	325,018	(263,959)	409,903
Capital expenditures	3,880	740	204	1,198	—	6,022

5.     Marketable Securities

     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. All of the Company’s investments are classified as trading securities during the periods presented and therefore, are carried at market value with changes in value reflected in current period operations.

     The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.

     The Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company is effectively hedging against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the potential loss. The Company marks short positions to market at each reporting period with the associated gain or loss reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $7.1 million and $7.2 million at March 31, 2003 and September 30, 2002, respectively. Unrealized holding losses that relate to trading securities (including short positions) held at March 31, 2003 and September 30, 2002 were $3.4 million and $5.2 million, respectively.

6.      Accounts Receivable from Code-Share Partners

     The Company has code-share agreements with America West, US Airways, Frontier, and Midwest Airlines. Approximately 98% of the Company’s consolidated passenger revenue for the three and six-months ended March 31, 2003 and 2002 were derived from these agreements. Accounts receivable from the Company’s code-share partners were 70% and 57% of total gross accounts receivable at March 31, 2003 and September 30, 2002, respectively.

7.	Derivative Financial Instruments

     The Company accounts for its fuel hedge derivative instruments as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires the Company to record all financial derivative instruments on its balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, the fair market value is recorded on the consolidated balance sheet. Changes in the fair value of the hedge that are considered to be effective, as defined, are recorded in “Accumulated other comprehensive income.” These deferred gains and losses are recognized in income in the period in which the related aircraft fuel is purchased. Any portion of a change in a derivative’s fair value that is considered to be ineffective, as defined, is recorded immediately in “Other income (expense)” in the consolidated statement of operation. Any portion of a change in a derivative’s fair value that the Company excludes from its measurement of effectiveness is required to be recorded immediately in earnings.

     The Company is exposed to the effect of changes in the price and availability of aircraft fuel to the extent such exposure is not passed through to its revenue-guarantee code-share partners. Currently approximately 81% of the Company’s fuel costs are associated with the Company’s America West code-share and US Airways regional jet service agreements, thus these companies bear the risk of increases in the Company’s fuel costs under these agreements. From time-to-time the Company utilizes financial derivative instruments as a hedge to mitigate its exposure to the remaining (at risk) aircraft fuel cost. Because aircraft fuel is not traded on organized futures exchanges, liquidity for aircraft fuel hedging is limited. However, the airline industry has found that heating oil contracts are effective instruments for hedging aircraft fuel. The Company does not purchase or hold any derivative financial instruments for trading purposes.

     As of March 31, 2003, the Company has hedged approximately 5% of its estimated (at risk) pro-rate fuel expense for the third and fourth quarters of fiscal 2003. The Company has recorded approximately $32,000 in unrealized gains, net of tax, in “Accumulated other comprehensive income” related to these fuel hedges. These unrealized gains are recognized in income in the period in which the related aircraft fuel is purchased.

8.	Aircraft and Parts Held for Sale

     Aircraft and parts held for sale consists of aircraft and parts that the Company has deemed to be surplus to its operating needs. Included in this account are two Beechcraft 1900D aircraft that have been written down to fair value. The Company has a contract to return the remaining two aircraft to the manufacturer and the returns are anticipated to take place in the third quarter of fiscal 2003. Also included in this account is excess rotable inventory valued at net realizable value, less cost to sell.

9.	Deferred Credits

     Deferred credits include the value of lease incentives, such as consumable and rotable inventory received at lease inception, and are amortized over the life of the related lease. In May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa initially received $25.2 million and will receive $1.1 million per month through April 2003 to resolve these outstanding claims. Amounts received have been classified as deferred credits and are being amortized over 12 years, the remaining weighted average life of the aircraft leases.

10.	Notes Payable and Long-Term Debt

     At March 31, 2003, Mesa had two surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $5.5 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet. These amounts are not due until the aircraft are sold, and the sales proceeds are expected to substantially cover the outstanding debt balances for these aircraft.

     The Company has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The Fleet Capital line of credit is secured by certain of the Company’s inventory and receivables, with the amount available varying from time to time based on the then current value of the collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at March 31, 2003. The Company intends to use the facility for general working capital purposes. The Company also had

$20.1 million in letters of credit outstanding at March 31, 2003, which reduced the amount available under our line of credit with Fleet. There were no other amounts outstanding under this facility at March 31, 2003. Based upon available collateral, $3.6 million remained available under the line at March 31, 2003. Fleet Capital has given the Company notice that it does not intend to renew the credit facility upon expiration. The Company is currently in discussions with several financial institutions to provide a similar line of credit upon expiration of the Fleet facility. There can be no assurance that the Company will be able to obtain replacement financing at all, or that such replacement financing, if available, will be on terms acceptable to the Company. In the event the Company does not obtain a replacement line of credit, it will be required to cash collateralize any letters of credit which remain outstanding at that time.

11.	Weighted Average Shares Outstanding

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

		(in thousands)
Weighted average shares — basic	31,557	32,840	31,607	32,818
Effect of dilutive outstanding stock options	19	1,197	88	727

Weighted average shares — diluted	31,576	34,037	31,695	33,545

12.	Beechcraft 1900D Cost Reductions

     On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. Approximately $2.8 million and $2.5 million was recorded as a reduction to flight operations, maintenance and interest expense during the six months ended March 31, 2003 and 2002, respectively.

     In consideration for Raytheon’s financial accommodations, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of March 31, 2003, Raytheon has exercised its option to purchase the 2001 and 2002 warrants. In accordance with the provisions of SFAS No. 123, the warrants were valued based upon the fair value of the warrants using the Black-Scholes option pricing model.

13.	Impairment and Restructuring Charges (Credits)

     As a result of the notification by US Airways of their intent to cancel CCAir’s pro-rate contract, management of CCAir elected to cease operations effective November 3, 2003. As a result of this decision, the Company took a pretax restructuring and impairment charge of $19.8 million in the fourth quarter of fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of operating the airline under amended labor agreements in the future or effecting a sale of the airline.

     During the second quarter of fiscal 2003, the Company reached agreement with its pilots on a new labor contract, which resulted in the hiring of CCAir pilots, thus eliminating a significant advantage from maintaining a separate operating certificate at CCAir. As a result, CCAir voluntarily surrendered its operating certificate to the FAA and filed articles of dissolution with the State of Delaware. As a result of these events and CCAir’s lack of liquidity, it became clear that CCAir would be unable to pay its obligations for reserved aircraft return costs of $4.6 million and future lease payments of $7.4 million. In light of CCAir’s inability to pay its obligations and the resulting dissolution, the Company reversed the restructuring charges recorded in the fourth quarter by these amounts. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the aircraft lease obligations and aircraft related return costs incurred solely by CCAir and not guaranteed by the Company. CCAir had after tax income (loss) of $8.0 million and ($1.3) million in the three-month periods ended March 31, 2003 and 2002, and after tax income (loss) of $7.0 million and ($3.6) million in the six-month periods ended March, 2003 and 2002, respectively.

     Also in the second quarter of fiscal 2003, the Company returned one of the remaining three B1900D aircraft permitted under its agreement with Raytheon. The Company expects to return the two remaining aircraft in the third quarter of fiscal 2003. As a result of unanticipated increases in the cost of meeting the return conditions of these and previous aircraft, the Company recorded an additional impairment charge of $1.1 million.

     The remaining reserves are primarily related to the remaining lease payments and the future costs of returning two Shorts 360 aircraft the Company subleases to an operator in Europe.

     The changes in the impairment and restructuring charges for the periods ended March 31, 2003, and 2002, respectively, are as follows (in thousands):

	Reserve		Reserve		Reserve
Description of	Sept. 30,	Cash	Dec. 31,	Cash	Mar. 31,
Charge	2001	Utilized	2001	Utilized	2002

Restructuring:
Severance and other	$—	$—	$—	$—	$—
Costs to return aircraft	(4,715)	208	(4,507)	1,953	(2,554)
Aircraft lease payments	(3,610)	—	(3,610)	69	(3,541)
Cancellation of maintenance agreement	(1,200)	—	(1,200)	—	(1,200)

Total	$(9,525)	$208	$(9,317)	$2,022	$(7,295)

[Additional columns below]

[Continued from above table, first column repeated]

	Reserve		Reserve		Reversal		Non-	Reserve
Description of	Sept. 30,	Cash	Dec. 31,		of	Cash	Cash	Mar. 31,
Charge	2002	Utilized	2002	Provision	Charges	Utilized	Utilized	2003

Restructuring:
Severance and other	$(658)	$56	$(602)	$—	$—	$—	$—	$(602)
Costs to return aircraft	(8,107)	701	(7,406)	(1,050)	4,593	1,099	250	(2,514)
Aircraft lease payments	(9,238)	—	(9,238)	—	7,414	48	258	(1,518)
Cancellation of maintenance agreement	—	—	—	—	—	—	—	—

Total	$(18,003)	$757	$(17,246)	$(1,050)	$12,007	$1,147	$508	$(4,634)

     The reserve balance of $4.6 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

14.	Other Income (Expense)

     Other income (expense) is comprised of gains and losses from the disposition of assets and gains and losses from the Company’s investment activities. The Company’s investment gains and losses include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes. Other income includes a gain on the involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003. Other income also includes investment gains (losses) from the Company’s portfolio of aviation related securities of approximately ($0.2) million and $7.2 million for the six months ended March 31, 2003 and March 31, 2002, respectively.

15.	Stockholders Equity

     The Company applies the provision of APB No. 25 and related interpretations in accounting for its stock–based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net income and income per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

		(in thousands)
Net income as reported	$12,046	$5,185	$11,486	$8,851
Stock-based employee compensation cost, net of tax	(1,007)	(737)	(471)	(1,474)

Pro forma	$11,039	$4,448	$11,375	$7,377

Income per share — Basic:
As reported	$0.38	$0.16	$0.36	$0.27

Pro forma	$0.35	$0.14	$0.36	$0.22

Income per share — Diluted:
As reported	$0.38	$0.15	$0.36	$0.26

Pro forma	$0.35	$0.13	$0.36	$0.22

16.	Commitments and Contingencies

     In January 1997, the Company entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.

     In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for its Dash 8-200 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.

     In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

     In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs to PWC. The prepayment is being amortized to expense over the term of the agreement. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a prorated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

     In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (the “UAL Litigation”) that was settled in March 2001. The suit seeks a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Relying on the arbitration provision, following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claims to have computed by applying a 5X multiplier in the arbitration provision to fees that allegedly accrued in excess of $4 million.

     The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000 (or a 2X multiplier). The Court confirmed the arbitrator’s decision and the Company has appealed to the Arizona Court of Appeals.

     The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

17.	Other Comprehensive Income

     Comprehensive income represents the change in the fair value of certain financial derivative instruments, which qualify for hedge accounting. Comprehensive income totaled approximately $12.0 million and $11.5 million for the three and six months ended March 31, 2003. The difference between Net Income and Other Comprehensive income for the second quarter of 2003 and year to date 2003 is as follows:

	Three months ended	Six months ended
	March 31, 2003	March 31, 2003

	(in thousands)
Net income	$12,046	$11,486
Unrealized gain (loss) on derivative instruments, net of deferred taxes of ($13 and $19, respectively)	(21)	32

Comprehensive income	$12,025	$11,518

18.	New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting of stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time.

19.	Subsequent Event

     In April 2003, the Company completed the permanent financing of seven CRJ-700 and two CRJ-900 aircraft with General Electric Capital Aviation Services (“GECAS”). The transactions were structured as long-term, single investor operating leases with GECAS providing funding for 100% of the purchase price of the aircraft. In December 2001, GECAS and Mesa entered into an agreement (the “Agreement’) that committed GECAS to provide the equity funding (approximately 20% of aircraft cost) for twenty US leveraged leases for CRJ-700 and CRJ-900 aircraft. This commitment was subject to Mesa obtaining debt financing for the remainder of the aircraft cost. Due to difficulties in obtaining debt financing for aircraft, GECAS agreed to provide the funding for 100% of the aircraft cost for nine aircraft. In return, Mesa agreed to terminate the obligation of GECAS under the Agreement to provide further financing support. GECAS previously provided leveraged lease equity funding under the Agreement for two CRJ-700 aircraft in March 2003.

20.	Reclassifications

     Certain 2002 amounts previously reported have been reclassified to conform with the 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the periods presented. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto presented in this Form 10-Q, and the Selected Financial Data and Operating Data contained elsewhere herein.

Forward-Looking Statements

     This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the ability to pass taxes, fuel costs, inflation and various expenses to the consumer; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, or the negative of these terms or other comparable terminology, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of either America West or US Airways to pay its obligations under the code-share agreements; the ability of Mesa to successfully retire portions of its turboprop fleet; the unavailability of, or inability to secure upon acceptable terms, financing necessary to purchase aircraft we have ordered: an increase in competition along the routes Mesa operates or plans to operate; delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general and regional economic conditions; changes in fuel prices; the increased cost and reduced availability of insurance; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

GENERAL

     Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 153 cities in 37 states, the Bahamas, Canada and Mexico. At March 31, 2003, Mesa operated a fleet of 128 aircraft and had approximately 980 daily departures.

     Mesa’s airline operations during fiscal year 2003 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”) and as Frontier JetExpress under a code-share agreement with Frontier Airlines, Inc. (“Frontier”). Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa, also operates under a code-share agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. Prior to it ceasing operations on November 4, 2002, CCAir, a wholly owned subsidiary of Mesa Air Group, Inc., operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways. Included in the Company’s operating results for the quarter ended March 31, 2003, is a pretax gain of $13.0 million attributable to the CCAir subsidiary. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc. began operating as America West Express pursuant to the code-share agreement with America West in October 2002.

     Approximately 98% of our consolidated passenger revenues for the quarter ended March 31, 2003 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Frontier, Midwest, and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners’ and provide coordinated schedules and joint advertising.

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

     During fiscal 2003, several significant events have occurred:

     On October 18, 2002, we reached agreement with US Airways to expand their regional jet agreement by adding twenty 50-seat regional jets to the existing fleet of 32 regional jet aircraft. As of April 30, 2003, the Company has placed nine of the twenty additional regional jets into the US Airways Express network.

     On November 25, 2002, the Company announced that it had entered into a letter of intent with US Airways to provide an additional 50 regional jets. Under the terms of the letter of intent, the Company agreed to issue a warrant to purchase three million shares of the Company’s common stock to US Airways. To date, the parties have not reached a definitive agreement regarding the subject matter of the letter of intent. Accordingly, while the Company intends to continue discussions with US Airways on fleet expansion; there can be no assurance that the parties will reach an agreement to expand the number of regional jets beyond 52.

     On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. There were no survivors among the 21 passengers and crew members aboard the Beechcraft 1900D aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. The Company is unable to predict the amount of claims, if any, relating to the crash that may ultimately be made against it and how those claims might be resolved. Consistent with regional industry standards, we maintain insurance against accidents. At this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations that may result from the public perception of the crash of Flight 5481.

     On February 27, 2003, we signed a memorandum of understanding with United Airlines to operate as United Express under a revenue-guarantee code-share agreement. Under the proposed agreement, the Company will provide ten 37-passenger de Havilland Dash 8-200 aircraft to be utilized in support of United’s operations in Denver. The Company anticipates reaching a final code-share agreement in June 2003. The aircraft are expected to enter service beginning in July 2003 for an initial term of five years.

     On March 1, 2003, Mesa amended its five-year pro-rate revenue-sharing agreement with Frontier Airlines to a revenue-guarantee agreement through August 31, 2003. The Company operates five CRJ-200 aircraft under this Agreement. The Company is currently in negotiations with Frontier to extend the term of this agreement. There can be no assurance that the Company will be able to extend the term of this Agreement or that these aircraft can be placed with other partners.

     On March 18, 2003, we reached an agreement for a new contract with the Air Line Pilots Association (“ALPA”), which represents our 1,300 pilots. The new contract provides for participation in the US Airways ‘Jets for Jobs’ regional jet expansion program. The contract, which has a duration of 54 months, was subsequently ratified by the Company’s pilots. ALPA also agreed to dismiss, with prejudice, its litigation filed in the United States District Court for the District of Arizona. In addition, CCAir has agreed to simultaneously dismiss, with prejudice, its claims against ALPA.

     The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended

	March 31,2003	March 31, 2002	March 31,2003	March 31, 2002

Passengers	1,358,729	1,179,380	2,775,903	2,311,450
Available seat miles (000’s)	994,245	835,976	1,954,275	1,587,076
Revenue passenger miles (000’s)	583,374	444,235	1,169,149	856,270
Load factor	58.7%	53.1%	59.8%	54.0%
Yield per revenue passenger mile (cents)	23.5	26.9	23.1	27.0
Revenue per available seat mile (cents)	13.8	14.3	13.8	14.5
Operating cost per available seat mile (cents) *	13.0	13.3	13.4	13.7
Average stage length (miles)	330	292	322	285
Number of operating aircraft in fleet	128	120	128	120
Gallons of fuel consumed	26,125,311	22,183,738	51,544,514	42,276,178
Block hours flown	91,108	87,623	183,696	169,728
Departures	69,069	71,204	141,588	140,331

          * Excluding the reversal of restructuring charges

		Three Months Ended				Six Months Ended

	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002

	Costs per	% of total	Costs per	% of total	Costs per	% of total	Costs per	% of total
	ASM (cents)	Revenue	ASM (cents)	Revenue	ASM (cents)	Revenue	ASM (cents)	Revenue

Flight operations	7.7	55.4%	7.5	52.3%	7.7	56.0%	7.7	52.6%
Maintenance	2.6	18.7%	2.3	16.3%	2.9	21.0%	2.6	18.0%
Aircraft and traffic servicing	1.3	9.8%	1.3	9.4%	1.4	9.9%	1.4	9.4%
Promotion and sales	0.2	1.2%	0.4	2.7%	0.2	1.5%	0.4	2.8%
General and administrative	1.0	6.9%	1.4	9.9%	0.9	6.7%	1.3	9.1%
Depreciation and amortization	0.2	1.9%	0.3	2.2%	0.3	1.9%	0.3	2.3%
Impairment and restructuring charges (credits)	(1.1)	(8.0)%	—	—	(0.5)	(4.1)%	—	—

Total operating expenses	11.9	85.9%	13.3	92.8%	12.9	92.9%	13.8	94.2%
Interest expense	(0.1)	(0.8)%	0.3	2.2%	(0.1)	(0.9)%	(0.3)	(2.1)%

     Supplemental financial results by segment:

Three Months Ended March 31, 2003 (000's)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$116,427	$19,574	$—	$34,648	$(33,337)	$137,312
Total operating expenses	109,695	22,097	(12,441)	21,096	(22,389)	118,058

Operating income (loss)	6,732	(2,523)	12,441	13,552	(10,948)	19,254

Three Months Ended March 31, 2002 (000's)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$87,805	$22,577	$7,985	$1,208	$—	$119,575
Total operating expenses	80,515	19,975	9,816	551	—	110,857

Operating income (loss)	7,290	2,602	(1,831)	657	—	8,718

Six Months Ended March 31, 2003 (000's)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$223,736	$42,883	$1,254	$35,870	$(33,337)	$270,406
Total operating expenses	216,597	46,203	(9,764)	20,617	(22,389)	251,264

Operating income (loss)	7,139	(3,320)	11,018	15,253	(10,948)	19,142

Six Months Ended March 31, 2002 (000's)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$167,044	$43,896	$16,894	$2,975	$—	$230,809
Total operating expenses	150,631	42,891	22,066	1,785	—	217,373

Operating income (loss)	16,413	1,005	(5,172)	1,190	—	13,436

RESULTS OF OPERATIONS

For the three months ended March 31, 2003

     Operating Revenues:

     In the quarter ended March 31, 2003, operating revenues increased by $17.7 million to $137.3 million, or 14.8%, from $119.6 for the comparable period in fiscal 2002. The increase in revenues is primarily attributable to a $28.6 million increase in revenues associated with the operation of 12 additional regional jets by Mesa and Freedom compared to the same period in 2002. This increase was offset by a decrease of approximately $3.0 million at Air Midwest and $8.0 million at CCAir. The decrease at Air Midwest is due to a decline in pro-rate passengers carried and a decline in the average fare. This decrease in revenue was offset by increases in EAS subsidies due to the additional markets and higher subsidy rates for existing markets. The decrease in revenue at CCAir was due to the cessation of operations on November 4, 2002.

     Operating Expenses

     Flight Operations

     In the quarter ended March 31, 2003, flight operations expense increased $13.6 million or 21.7%, to $76.1 million (7.7 cents per ASM), from $62.5 million (7.5 cents per ASM) for the comparable period in fiscal 2002. The dollar increase is consistent with an increase in capacity due to the addition of regional jets to Mesa’s and Freedom’s fleets. The increase in cost per ASM is due to the wages and training expenses for flight crews required to staff these additional aircraft in advance of the aircraft being placed into service. These costs also include the ownership cost of the aircraft between the time they are available for service and the time they are actually placed in service. Offsetting these costs was a reduction in turboprop capacity, primarily related to the cessation of operations at CCAir.

     Maintenance Expense

     In the quarter ended March 31, 2003, maintenance expense increased $6.2 million or 32.1%, to $25.7 million (2.6 cents per ASM), from $19.5 million (2.3 cents per ASM) for the comparable period in fiscal 2002. Air Midwest’s engine and airframe overhaul costs increased $1.8 million as a result of transitioning to the power-by-hour program for engines and an increase in heavy maintenance checks. Air Midwest also received $0.9 million less in benefits under the Company’s cost reduction program with Raytheon. Mesa and Freedom had increases in the following costs: engine and airframe overhaul costs increased $1.3 million as a result of fewer engine events in fiscal 2002 compared with costs incurred under power-by-the-hour agreements in fiscal 2003 and the impact of additional aircraft on these agreements, engine rent expense increased $0.6 million as the Company is leasing three spare CRJ engines and rotable repair expense increased $1.1 million primarily as a result of the expiration of the warranty period on certain aircraft. The increase on an ASM basis is primarily attributed to increased costs at Air Midwest as there were minimal engine events in the comparable period of fiscal 2002 and the Company was under a power-by-the-hour arrangement in fiscal 2003.

     Aircraft and Traffic Servicing

     In the quarter ended March 31, 2003, aircraft and traffic servicing expense increased by $2.2 million or 19.9%, to $13.5 million (1.3 cents per ASM), from $11.2 million (1.3 cents per ASM) for the comparable period in fiscal 2002. The increase is primarily related to an increase at Mesa and Freedom of $4.0 million as a result of the increase in regional jet departures offset by a decrease of $2.0 million at CCAir due to the cessation of operations. On an ASM basis, aircraft and traffic servicing expense was the same as the prior year.

     Promotion and Sales

     In the quarter ended March 31, 2003, promotion and sales expenses decreased $1.5 million or 48.4%, to $1.6 million (0.2 cents per ASM), from $3.2 million (0.4 cents per ASM) for the comparable period in fiscal 2002. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under pro-rate agreements with their code-share partners, caused by a decline in passengers carried under these agreements (primarily as a result of the cessation of operations at CCAir). The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the quarter ended March 31, 2003, general and administrative expense decreased $2.3 million or 19.5%, to $9.5 million (1.0 cents per ASM), from $11.8 million (1.4 cents per ASM) for the comparable period in fiscal 2002. The decrease was primarily due to a decrease of bad debt expense of $1.0 million. The remainder of the decrease can be attributed to the elimination of overhead at CCAir due to the cessation of operations.

     Depreciation and Amortization

     In the quarter ended March 31, 2003, depreciation and amortization expense decreased $0.1 million or 1.5%, to $2.6 million (0.2 cents per ASM) from $2.7 million (0.3 cents per ASM) for the comparable period in fiscal 2002. The decline was primarily due to the cessation of operations at CCAir.

     Impairment and Restructuring Charges (Credits)

     In the quarter ended March 31, 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer.

     The Company also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the aircraft lease obligations and aircraft related return costs incurred solely by CCAir and not guaranteed by the Company.

     Interest Expense

     Interest expense decreased by $1.5 million to $1.1 million in the quarter ended March 31, 2003, from $2.6 million for the comparable period of fiscal 2002. The decrease is due to reduced interest rates on our outstanding debt as the majority of our Beechcraft 1900D fleet is financed at variable interest rates; and a reduction in outstanding debt from the return of 13 Beechcraft 1900D aircraft to the manufacturer since June 2002.

     Other Income

     Other income decreased by $1.5 million to $1.2 million in the quarter ended March 31, 2003, from $2.7 million for the comparable period of fiscal 2002. The decrease in other income is primarily attributable to a reduction in investment gains (losses) from a gain of $2.5 million in the second quarter of fiscal 2002 to a loss of ($0.1) million in the second quarter of fiscal 2003. The losses in the current year were offset by the gain on involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003.

     Minority Interest

     Amounts included in minority interest reflect the after tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

For the six months ended March 31, 2003

     Operating Revenues:

     In the six months ended March 31, 2003, operating revenues increased by $39.6 million to $270.4 million, or 17.2%, from $230.8 million for the comparable period of fiscal 2002. The increase in revenues is primarily attributable to a $56.7 million increase in revenue associated with the operation of 12 more regional jets by Mesa and Freedom compared to the same period in 2002. This increase was offset by a decrease of approximately $15.6 million due to the cessation of operations of CCAir. The remaining decrease is related to a decrease in our turboprop revenue at Air Midwest of $1.0 million. The decrease at Air Midwest is due to a decline in pro-rate passengers carried and a decline in the average fare. This decrease in revenue was offset by increases in EAS subsidies due to the additional markets and higher subsidy rates for existing markets.

     Operating Expenses

     Flight Operations

     In the six months ended March 31, 2003, flight operations expense increased $29.8 million or 24.5%, to $151.3 million (7.7 cents per ASM), from $121.5 million (7.7 cents per ASM) for the comparable period in fiscal 2002. The dollar increase is due to the wages and training expenses for flight crews required to staff the additional regional jet aircraft in Mesa and Freedom. These costs also include the ownership cost of the aircraft between the time they are available for service and the time they are actually placed in service. On an ASM basis, flight operations cost was the same as the prior year.

     Maintenance Expense

     In the six months ended March 31, 2003, maintenance expense increased $15.2 million or 36.7%, to $56.7 million (2.9 cents per ASM), from $41.4 million (2.6 cents per ASM) for the comparable period in fiscal 2002. Air Midwest’s engine and airframe overhaul costs increased $2.5 million in the period as a result of transitioning to the power-by-hour program for engines and an increase in heavy maintenance checks. Mesa and Freedom had increases in the following costs: engine and airframe overhaul costs increased $7.2 million as a result of fewer engine events in fiscal 2002 compared with costs incurred under power-by-the-hour agreements in fiscal 2003 and the impact of additional aircraft on these agreements, wage related expenses increased $2.4 million to support the additional aircraft placed in service, engine rent expense increased $1.1 million as the Company is leasing three spare CRJ engines and rotable repair expense increased $2.4 million primarily as a result of the expiration of the warranty period on certain aircraft. The increase on an ASM basis is primarily attributed to increased costs at Air Midwest as there were minimal engine events in the comparable period of fiscal 2002 and the Company was under a power-by-the-hour arrangement in fiscal 2003.

     Aircraft and Traffic Servicing

     In the six months ended March 31, 2003, aircraft and traffic servicing expense increased by $5.2 million or 23.9%, to $26.8 million (1.4 cents per ASM), from $21.6 million (1.4 cents per ASM) for the comparable period in fiscal 2002. The increase is primarily related to an increase at Mesa and Freedom of $7.4 million as a result of the increase in regional jet departures offset by a decrease of $3.0 million at CCAir due to the cessation of operations. On an ASM basis, aircraft and traffic servicing expense was the same as the prior year.

     Promotion and Sales

     In the six months ended March 31, 2003, promotion and sales expenses decreased $2.4 million or 37.1%, to $4.0 million (0.2 cents per ASM), from $6.4 million (0.4 cents per ASM) for the comparable period in fiscal 2002. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under pro-rate agreements with their code-share partners, caused by a decline in passengers carried under these agreements (primarily as a result of the cessation of operations at CCAir). The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the six months ended March 31, 2002, general and administrative expenses decreased $2.8 million or 13.4%, to $18.2 million (0.9 cents per ASM), from $21.0 million (1.3 cents per ASM) for the comparable period in fiscal 2002. The decrease was primarily due to a decrease of bad debt expense of $1 million. The remainder of the decrease can be attributed to the cessation of operations at CCAir.

     Depreciation and Amortization

     In the six months ended March 31, 2003, depreciation and amortization expense decreased $0.1 million or $2.2%, to $5.2 million (0.3 cents per ASM) from $5.3 million (0.3 cents per ASM). The decline was primarily due to the cessation of operations at CCAir.

     Impairment and Restructuring Charges (Credits)

     In the quarter ended March 31, 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer.

     The Company also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the aircraft lease obligations and aircraft related return costs incurred solely by CCAir and not guaranteed by the Company.

     Interest Expense

     The decrease in interest expense of $2.4 million from $4.8 million in the six months ended March 31, 2002 to $2.4 million in the six months ended March 31, 2003 is due to reduced interest rates on our outstanding debt as the majority of our Beechcraft 1900D fleet is financed at variable interest rates and a reduction in outstanding debt from the return of 13 Beechcraft 1900D aircraft to the manufacturer.

     Other Income

     Other income decreased by $6.1 million from $7.4 million for the six months ended March 31, 2002 to $1.4 million for the six months ended March 31, 2003. The decrease in other income for the quarter is primarily attributable to a reduction in investment gains (losses) from a gain for the six months ended March 31, 2002 of $7.2 million to a loss of ($0.1) million in the six months ended March 31, 2003. The losses in the current year were offset by the gain on involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003.

     Minority Interest

     Amounts included in minority interest reflect the after tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents, and marketable securities of $35.4 million at March 31, 2003, compared to $54.4 million at September 30, 2002. Primary uses of cash included: capital expenditures of $13.7 million related to the build-up of inventory as a result of the current and future expansions of our aircraft fleet; an increase in receivables of $9.5 million primarily as a result of the Company granting US Airways a one month delay of payments while in bankruptcy (the amount was subsequently received in April of 2003); an increase in prepaid expenses of $7.1 million attributable to aircraft semiannual lease payments that were made in the second fiscal quarter; lease and equipment deposits of $8.2 million for aircraft; principal payments of $6.4 million on our long-term debt; and the purchase and retirement of stock in the amount of $2.2 million. Offsetting these uses of cash, cash sources included: payments from aircraft manufacturers in deferred credits of $9.2 million; an increase in accounts payable of $8.8 million; and proceeds from the sale of assets held for sale of $1.7 million. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

     As of March 31, 2003, we had receivables of approximately $38.5 million (net of an allowance for doubtful accounts of $12.8 million). The amounts due consist primarily of receivables due from our code-share partners, passenger ticket receivables due through the Airline Clearing House (“ACH”) and amounts due from the Department of Transportation (“DOT”) under the Airline Stabilization Act.

     A reduction in business travel, a slowing economy and the terrorist attacks of September 11, 2001 have had a material adverse effect on the airline industry, including America West and US Airways. Continuing declines in the economy could have a material adverse effect on the viability of either of these airlines. A termination of the America West or US Airways revenue-guarantee code-share agreements or inability of our partners to make required payments under these agreements would have a material adverse effect on our business prospects, financial position, results of operations and cash flows.

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-seat regional jets. As of March 31, 2003, we had taken delivery of 32 ERJ-145s, which have been financed as operating leases. We have the right to cancel the four remaining firm aircraft without penalty. In conjunction with this purchase agreement, we have $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at March 31, 2003. The remaining deposit will be returned to us either upon the delivery of the last four aircraft or upon notification by us of our intention to cancel the four remaining aircraft orders. Our current intent is to take delivery of these aircraft in fiscal 2003.

     We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At March 31, 2003, we leased 94 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.6 billion at March 31, 2003.

     In the fourth quarter of fiscal 2002, our subsidiary, CCAir ceased operating and dissolved its operations. Once CCAir ceased operating, its fleet of Dash 8-100 aircraft were returned to the lessors. CCAir has ceased making lease payments on these aircraft.

     Our long-term debt was primarily incurred pursuant to the acquisition of our Beechcraft 1900D aircraft. At March 31, 2003, we owned 37 Beechcraft 1900D aircraft which have underlying maturities through 2011. At March 31, 2003, Mesa had two surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $5.5 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet.

     In December 1999, our Board of Directors authorized us to repurchase up to 10% of the outstanding shares of our common stock (approximately 3.4 million shares). In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of our common stock. In October 2002, our Board of Directors authorized the repurchase of an additional two million shares. As of March 31 2003, we had acquired and retired approximately 4.6 million shares (approximately 14.5%) of our outstanding common stock at an aggregate cost of approximately $25.9 million, leaving approximately 1.8 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

     In December 2000, we reached agreement with Fleet Capital for a $35 million line of credit, collateralized by our inventory and receivables. The agreement expires in December 2003. We intend to use the facility for general working capital purposes. We also had $20.1 million in letters of credit outstanding at March 31, 2003, which reduced the amount available under our line of credit with Fleet. There were no other amounts outstanding under this facility at March 31, 2003. Based upon available collateral, $3.6 million remained available under the line at March 31, 2003. Fleet Capital has given the Company notice that it does not intend to renew the credit facility upon expiration. The Company is currently in discussions with several financial institutions to provide a similar line of credit upon expiration of the Fleet facility. There can be no assurance that the Company will be able to obtain a replacement financing at all, or that such replacement financing, if available, will be on terms acceptable to the Company. In the event the Company does not obtain a replacement line of credit, it will be required to cash collateralize any letters of credit which remain outstanding at that time.

     In May 2001, we entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) to acquire twenty 50-seat CRJ-200s, twenty 64-seat CRJ-700s and twenty 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the agreement, Mesa has the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel the CRJ-200 aircraft. We have notified BRAD of our intention to convert five CRJ-700s to CRJ-900s. The total number of firm aircraft orders is now fifteen CRJ-700s and twenty-five CRJ-900s. We secured the order with a $4.0 million deposit and will continue to make 24 monthly deposits of approximately $1.1 million through April 2003. In February 2002, Bombardier returned $7.0 million of deposits to us and applied an additional $5.5 million to outstanding obligations. Deposits of $2.5 million will be returned to us upon completion of permanent financing on the first five aircraft ($500,000 per aircraft). The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft). The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate list value of the remaining 7 CRJ-700s and 24 CRJ-900s to be acquired under the agreement is approximately $775 million. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and took delivery of the first aircraft in January of 2003, with revenue service beginning in April 2003. In addition to the firm orders, we have an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. As of March 31, 2003, we have $15.3 million on deposit with BRAD, which is included with lease and equipment deposits. As of April 2003, the Company has permanently financed all 11 CRJ-700 and CRJ-900 aircraft delivered to date, and has a commitment in place for interim financing for the next 12 deliveries. After that, there is no assurance that the Company will be able to obtain permanent financing on the interim financed aircraft or that the Company will be able to obtain financing for future aircraft deliveries.

     On April 1, US Airways, the Company’s largest code-share partner, completed its restructuring and successfully emerged from bankruptcy. On March 31, 2003, Mesa had 40 regional jets in service with US Airways and has a contract to provide an additional 12 regional jet aircraft in the future.

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

Commitments

     As of March 31, 2003, we had $116.3 million in long-term debt (including current maturities). This amount consisted primarily of $109.2 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $4.5 million related to the settlement of past contractual claims of an aircraft manufacturer and $1.0 million related to a mortgage note payable on one of our real estate properties.

     The following table sets forth our cash obligations as of March 31, 2003.

In thousands	2003	2004	2005	2006

Long-term debt:
Notes payable related to B1900Ds (1)	$9,045	$6,313	$6,589	$6,795
Note payable to manufacturer	393	786	786	786
Mortgage note payable	17	35	38	41
Other	1,418	74	—	—

Total long-term debt	10,873	7,208	7,413	7,622

Payments under operating leases:
Cash aircraft rental payments (2)	62,516	124,396	120,208	119,689
Lease payments on equipment and operating facilities	286	504	369	214

Total lease payments	62,802	124,900	120,577	119,903

Future aircraft acquisition costs (3)	325,000	450,000	—	—

Total	$398,675	$582,108	$127,990	$127,525

[Additional columns below]

[Continued from above table, first column(s) repeated]

In thousands	2007	Thereafter	Total

Long-term debt:
Notes payable related to B1900Ds (1)	$7,007	$73,466	$109,215
Note payable to manufacturer	1,791	—	4,542
Mortgage note payable	44	838	1,013
Other	—	—	1,492

Total long-term debt	8,842	74,304	116,262

Payments under operating leases:
Cash aircraft rental payments (2)	120,303	1,050,768	1,597,880
Lease payments on equipment and operating facilities	47	484	1,904

Total lease payments	120,350	1,051,252	1,599,784

Future aircraft acquisition costs (3)	—	—	775,000

Total	$129,192	$1,125,556	$2,491,046

(1)	At March 31, 2003, Mesa had two surplus Beechcraft 1900D aircraft classified as held for sale. Unpaid amounts totaling $5.5 million associated with these aircraft are included under the caption of current portion of long-term debt in the accompanying consolidated balance sheet. These amounts are not due until the aircraft are sold, and the sales proceeds are expected to substantially cover the outstanding debt balances for these aircraft.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and -900 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

     Revenue Recognition

     The financial arrangement between Mesa and their code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The America West, US Airways regional jet and Frontier JetExpress code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways turboprop code-share agreement is a pro-rate agreement.

     Maintenance Expense

     The Company generally expenses the cost of engine and aircraft maintenance as these expenses are incurred. The Company also has executed long-term agreements with certain of its engine manufacturers covering the repair and overhaul of certain of its engines.

These arrangements generally include a rate per flight hour subject to escalation for the term of the agreement. Under the engine maintenance contracts with GE (CRJ-200) and PWC (Beech 1900D), the Company records expense and pays for the maintenance cost based upon the current contractual rate per hour and the number of engine hours incurred. Under its engine maintenance contract with Rolls-Royce (ERJ-145) and PWC (Dash-8), the Company records expense and pays for the maintenance cost at the time of overhaul based upon the engine hours incurred since the last overhaul and the current rate per hour.

     Allowance for Doubtful Accounts

     As discussed above, amounts billed under revenue guarantee arrangements are subject to the interpretation of the applicable code-share agreement and are subject to audit by the code-share partner. Periodically our code-share partners dispute amounts billed and pay amounts less than those billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $12.8 at March 31, 2003 and December 31, 2002. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

     Accrued Health Care Costs

     The Company is currently self-insured for health care costs and as such, estimates a reserve for the cost of claims that have not been paid as of the balance sheet date. The Company’s estimate of this reserve is based upon historical claims experience and upon the recommendations of its health care provider. At March 31, 2003 and September 30, 2002, the Company has accrued $1.1 million and $2.0 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

     Costs to Return Aircraft Held for Sale

     The Company periodically returns aircraft to the manufacturer or lessor that have been identified as excess. It is standard practice in the industry that aircraft returns must meet established contractual return conditions. The ultimate cost of completing the maintenance necessary to meet these return conditions is not known until all the work is completed and accepted by the manufacturer or lessor. As such, it has been the Company’s experience that these repair costs range from $90,000 to $700,000 per aircraft depending on several factors including the age and maintenance status of the aircraft. Based upon our past experience and knowledge of these particular aircraft, we believe $160,000 per aircraft was a reasonable estimate of the return costs. At March 31, 2003 and December 31, 2002, the Company had accrued $2.5 million and $7.4 million, respectively, for the cost to return aircraft. If the ultimate cost to return these aircraft is significantly different than what has been estimated, the reserves for the costs to return aircraft could be materially overstated or understated.

     Valuation Allowance for Deferred Tax Assets

     The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2003 and September 30, 2002, the Company had net deferred tax assets of $38.4 million and $45.5 million, respectively, which included a valuation allowance for certain deferred tax assets not expected to be realized of $1.2 million and $2.9 million, respectively. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

     Stock Options

     The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair valued based method of accounting of stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. This statement also amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. The Company has elected to continue to apply the measurement provision of APB Opinion No. 25, and to provide pro-forma disclosures required by SFAS no. 148 (See note 15).

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting of stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time.

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2003:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	March 31, 2003	Capacity

Canadair 200 Regional Jet	—	34	34	34	50
Canadair 700 Regional Jet	—	8	8	8	64
Canadair 900 Regional Jet		1	1	—	80
Embraer 145 Regional Jet	—	32	32	32	50
Beechcraft 1900D *	37	7	44	42	19
Dash 8-200	—	12	12	2	37

Total	37	94	131	128

*	The Company is currently preparing 2 aircraft for return to the manufacturer. In the future, the Company anticipates operating 42 of these aircraft.

     ERJ Program

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of March 31, 2003, we have taken delivery of 32 ERJ-145’s, which have been financed as operating leases. We have the right to cancel the delivery of the four remaining firm aircraft without penalty. In conjunction with this purchase agreement, we have $4.2 million on deposit with Embraer, which is included with lease and equipment deposits.

     CRJ Program

     In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with BRAD to acquire CRJ-200 50-passenger regional jet aircraft. We have received all 32 CRJ-200 aircraft to be delivered under the 1996 BRAD Agreement. The aircraft are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

     In May 2001, we entered into an agreement with BRAD to acquire twenty 50-seat CRJ-200s, twenty 64-seat CRJ-700s and twenty 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the 2001 BRAD Agreement, we have the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel our CRJ-200 order. We have notified BRAD of our intention to cancel the CRJ-200 order and to convert five CRJ-700 aircraft to CRJ-900s. The total number of firm aircraft currently on order is fifteen CRJ-700s and twenty-five CRJ-900s. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and took delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $15.3 million on deposit with BRAD, which is included with lease and equipment deposits.

     The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Firm Orders	Options*	Total

Delivered:
At 03/31/2003	34	8	1	—	—	32	—	75
Scheduled deliveries:
Fiscal 2003	6	7	5	—	—	1		94
Fiscal 2004	—	—	19	—	—	3		116
Fiscal 2005	—	—	—	3	3	—	8	130
Fiscal 2006	—	—	—	12	12	—	10	164
Fiscal 2007	—	—	—	5	5	—	12	186
Fiscal 2008 and beyond	—	—	—	20	20	—	15	241

Total	40	15	25	40	40	36	45

* These options expired April 30, 2003. Mesa and Embraer are currently discussing a revision to the exercise and delivery dates for these aircraft.

     Beechcraft 1900D

     As of March 31, 2003, we owned 37 and leased seven Beechcraft 1900D aircraft. We are currently in the process of returning excess aircraft to the manufacturer and anticipate operating 42 aircraft during fiscal 2003. We anticipate returning the remaining two aircraft in the third quarter of fiscal 2003.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     There have been no material changes in the Company’s market risk since September 30, 2002.

Item 4. Controls and Procedures

     Based on their evaluation (the “Evaluation”), the Company’s Chief Executive Officer, Jonathan G. Ornstein, and Chief Financial Officer, George P. Murnane, have concluded that the Company’s disclosure controls and procedures are effective, but also concluded that there are several areas where improvements can be implemented in the Company’s system of internal controls. These areas include timely resolution of billing issues, timely retirement of Company repurchased stock, a business systems disaster recovery plan and the enhancement of certain computer security policies and procedures. The Company has dedicated resources to correcting these issues, and the corrections are expected to be completed by the end of the Company’s third fiscal quarter. These weaknesses did not have a material impact on the accuracy of the Company’s financial statements.

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

     The suit against Beus Gilbert alleges that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. The Company seeks a determination by the Court of the fee dispute between the parties. On November 27, 2001, the court granted Beus Gilbert’s motion to compel arbitration to resolve the dispute and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5.8 million or a 2X multiplier, which is included in other accrued expenses at September 30, 2002. The Court confirmed the arbitrator’s decision and the Company has appealed to the Arizona Court of Appeals.

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

     (D)  None

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to Vote for Security Holders

     The Company held its Annual Meeting of Stockholders, at which the stockholders re-elected nine directors, voted for increasing the Outside Directors’ Stock Option Plan, voted to approve the redemption of any poison pill previously issued and to not adopt or extend any poison pill without shareholder vote and ratified the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for 2003. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved.

     Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	18,150,222	9,701,144
Daniel J. Altobello	18,205,736	9,645,630
Herbert A. Denton	19,204,922	8,646,444
Ronald R. Fogleman	18,205,992	9,645,374
Joseph Manson	18,147,714	9,703,652
Maurice Parker	18,151,738	9,699,628
George Murnane III	18,151,775	9,699,591
Julie Silcock	18,206,133	9,645,233
James E. Swigart	18,153,341	9,698,025

     Proposal to increase Outside Directors’ Stock Option Plan:

Against	Against	Abstain

14,389,454	12,665,963	795,949

     Approval of redemption of any poison pill previously issued:

Against	Against	Abstain

15,015,353	6,092,932,	89,864

     Ratification of Deloitte & Touche as the Company’s independent auditors:

Against	Against	Abstain

25,933,057	1,884,764	33,545

Item 5. Other Matters

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO

Dated: May 14, 2003

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, Jonathan G. Ornstein, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Mesa Air Group, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ JONATHAN G. ORNSTEIN

          Jonathan G. Ornstein

          Mesa Air Group, Inc.

Date: May 14, 2003

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATIONS

I, George Murnane III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Mesa Air Group, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ GEORGE MURNANE III

          George Murnane III

          Mesa Air Group, Inc.

Date: May 14, 2003

Index to Exhibits

Exhibits:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002