Form 10-Q
period 2003-06-30
MESA AIR GROUP INC
filed 2003-08-14
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15495

Mesa Air Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0302351 (I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona (Address of principal executive offices)	85008 (Zip code)

Registrant’s telephone number, including area code:
(602) 685-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     On August 8, 2003 the registrant had outstanding 31,493,172 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Operating revenues:
Passenger	$148,869	$128,651	$408,200	$352,475
Freight and other	5,206	5,146	16,281	12,131

Total operating revenues	154,075	133,797	424,481	364,606

Operating expenses:
Flight operations	85,947	69,031	237,248	190,551
Maintenance	27,754	26,701	84,423	68,150
Aircraft and traffic servicing	11,209	12,191	37,981	33,796
Promotion and sales	2,105	3,416	6,154	9,853
General and administrative	10,153	11,323	28,355	32,339
Depreciation and amortization	2,798	2,687	8,026	8,034
Impairment and restructuring charges (credits)	—	—	(10,957)	—

Total operating expenses	139,966	125,349	391,230	342,723

Operating income	14,109	8,448	33,251	21,883

Other income (expense):
Interest expense	(1,092)	(818)	(3,509)	(5,043)
Interest income	337	838	856	1,568
Other expense	(3,968)	(7,136)	(2,587)	(255)

Total other income (expense)	(4,723)	(7,116)	(5,240)	(3,730)

Income before income taxes and minority interest	9,386	1,332	28,011	18,153
Income taxes	3,595	526	10,728	7,171

Income before minority interest	5,791	806	17,283	10,982
Minority interest	1	1,852	(5)	525

Net income	$5,792	$2,658	$17,278	$11,507

Income per common share:
Basic	$0.18	$0.08	$0.55	$0.35
Diluted	$0.18	$0.08	$0.54	$0.34

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share amounts)

	June 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$109,570	$45,870
Marketable securities	3,989	8,517
Restricted Cash	40,019	—
Receivables, primarily traffic, net	23,818	29,072
Expendable parts and supplies	21,753	21,238
Aircraft and parts held for sale	14,203	24,546
Prepaid expenses and other current assets	26,339	25,730
Deferred income taxes	14,069	16,228

Total current assets	253,760	171,201
Property and equipment, net	137,904	127,450
Lease and equipment deposits	26,594	15,538
Deferred income taxes	20,721	29,287
Other assets	11,746	8,867

Total assets	$450,725	$352,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,647	$19,036
Accounts payable	27,723	24,434
Air traffic liability	3,896	3,362
Accrued compensation	3,963	5,950
Income taxes payable	—	510
Other accrued expenses	36,808	45,119

Total current liabilities	83,037	98,411
Long-term debt, excluding current portion	199,929	109,721
Deferred credits	59,768	51,323
Other noncurrent liabilities	3,009	2,821

Total liabilities	345,743	262,276

Minority interest	437	967

Stockholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 31,471,373 and 31,989,886 shares issued and outstanding, respectively	112,813	114,670
Accumulated other comprehensive income	24	—
Accumulated deficit	(8,292)	(25,570)

Total stockholders’ equity	104,545	89,100

Total liabilities, minority interest and stockholders’ equity	$450,725	$352,343

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	June 30,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$17,278	$11,507
Adjustments to reconcile net income to net cash flows provided by operating activities: Depreciation and amortization	8,026	8,034
Impairment and restructuring charges (credits)	(10,957)	—
Deferred income taxes	10,725	7,180
Gain on involuntary conversion of aircraft	(1,283)	—
Unrealized (gain) loss on investment securities	(1,358)	2,161
Amortization of deferred credits	(4,925)	(3,681)
Provision for obsolete expendable parts and supplies	900	—
Provision for doubtful accounts	—	1,000
DOT settlement	4,154	—
Minority interest	5	(525)
Changes in assets and liabilities:
Receivables	2,905	846
Expendable parts and supplies	(1,415)	1,958
Prepaid expenses and other current assets	57	(4,857)
Accounts payable	3,364	(17,646)
Income taxes	(524)	—
Cost to return aircraft held for sale	(2,097)	(4,389)
Other accrued liabilities	5,589	316

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,444	1,904

Cash Flows from Investing Activities:
Capital expenditures	(19,842)	(9,620)
Proceeds from sale of assets held for sale	2,179	5,277
Proceeds from aircraft insurance	3,218	—
Net (purchases) sales of investment securities	5,886	(15,085)
Change in other assets	(2,879)	(879)
Change in restricted cash	(40,019)	—
Lease and equipment deposits	(11,646)	5,809

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(63,103)	(14,498)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(11,934)	(5,723)
Proceeds from senior convertible notes	100,112	—
Net payments on line of credit	—	(20,000)
Proceeds from issuance of common stock	388	1,094
Common stock purchased and retired	(2,245)	(694)
Change in deferred credits	10,648	12,882
Contribution from minority interest	—	5,000
Distribution to minority interest shareholders	(610)	(1,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	96,359	(8,441)

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,700	(21,035)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,870	74,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,570	$53,469

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$3,818	$7,688
Cash paid for income taxes, net	700	1,203
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return of aircraft for reduction of long-term debt and accrued interest	$8,164	$—

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and nine-month periods have been made. Operating results for the three and nine-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

     The consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa”), Freedom Airlines, Inc. (“Freedom”), Air Midwest, Inc. (“Air Midwest”), CCAir, Inc. (“CCAir”), MPD, Inc. d/b/a Mesa Pilot Development (“MPD”), Regional Aircraft Services, Inc. (“RAS”), MAGI Insurance, Ltd. (“MAGI”), Mesa Air Group – Aircraft Inventory Management, LLC (“MAG-AIM”) as well as the accounts of UFLY, LLC (“UFLY”), a 52% owned subsidiary of which the Company is able to exercise significant influence. CCAir ceased operations on November 3, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Air Transportation Safety and System Stabilization Act

     In September 2001, the Company recorded as non-operating income $14.7 million associated with amounts claimed under the Air Transportation Safety and System Stabilization Act (the “Act”). In June 2003, the Company finalized its claim with the Department of Transportation (“DOT”). Pursuant to the settlement, the Company agreed to return approximately $1.8 million of amounts previously received under the Act. As such, included in other expense is approximately $4.1 million, which included approximately $2.3 million the Company had recorded as a receivable and the $1.8 million the Company agreed to return to the DOT. Amounts to be returned to the DOT are payable in six monthly installments of $0.3 million beginning in July 2003.

3.	Minority Interest

     In 2001, the Company entered into an agreement to form UFLY, for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $10.0 million. The Company currently owns 52% of UFLY. The Company’s Chairman and CEO is a minority shareholder/owner and the managing member of UFLY. He receives no additional remuneration or compensation in connection with his role as the managing member of UFLY. Amounts included in the consolidated statements of income as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners. For the nine months ended June 30, 2002, UFLY had investment losses of $1.7 million. Investment gains in fiscal 2003 were less than $0.1 million. At June 30, 2003, UFLY had less than $0.1 million in investment assets. The Company intends to dissolve UFLY in the fourth quarter of fiscal 2003.

4.	Segment Reporting

     Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has four airline operating subsidiaries, Mesa Airlines, Freedom Airlines, Air Midwest and CCAir and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into four reportable segments. Mesa and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. CCAir, which ceased operations on November 3, 2002, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support the Company’s operating subsidiaries.

     Mesa and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, US Airways and Frontier Airlines. Mesa Airlines also provides passenger service with Dash-8 aircraft under a revenue-guarantee contract with America West, and commencing July 6, 2003, with United Airlines. Mesa and Freedom provide service to 103 destinations throughout the United States, Canada and Mexico. As of June 30, 2003, Mesa and Freedom operated a fleet of 99 aircraft – 55 CRJs, 32 ERJs and 12 Dash-8’s. In July 2003, Mesa discontinued its pro-rate Dash-8 agreement with US Airways and commenced operating these aircraft with United Airlines under a revenue-guarantee agreement.

     Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines. Air Midwest provides service to 68 destinations in the United States. As of June 30, 2003, Air Midwest operated a fleet of 42 Beechcraft 1900D turboprop aircraft.

     CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under a pro-rate revenue contract with US Airways. CCAir discontinued its use of Jetstream aircraft in February 2002, and discontinued its use of Dash-8 aircraft in November 2002, when it ceased operations.

     The Other category consists of Mesa Air Group, Inc. (holding company), MPD, MAG-AIM, RAS, MAGI and UFLY. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, ASM’s and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. MAG-AIM, which was formed in the second quarter of fiscal 2003, primarily provides inventory management services for the Company’s operating subsidiaries; hence its revenues are primarily derived from intercompany sales. These intercompany sales are eliminated in consolidation. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Three Months Ended	Mesa/	Air
June 30, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$131,660	$21,078	$—	$62,558	$(61,221)	$154,075
Depreciation and amortization	1,319	839	—	640	—	2,798
Operating income (loss)	13,329	(453)	4	14,693	(13,464)	14,109
Interest expense	(366)	(535)	—	(319)	128	(1,092)
Interest income	229	1	—	273	(166)	337
Income (loss) before income tax and minority interest	8,999	(984)	4	14,870	(13,503)	9,386
Income tax (benefit)	3,447	(377)	2	5,695	(5,172)	3,595
Total assets	326,590	18,205	5,770	277,074	(176,914)	450,725
Capital expenditures	308	2,091	—	3,792	—	6,191

Three Months Ended	Mesa/	Air
June 30, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$101,215	$26,892	$4,126	$1,564	$—	$133,797
Depreciation and amortization	1,127	927	144	489	—	2,687
Operating income (loss)	11,435	720	(4,323)	616	—	8,448
Interest expense	322	(770)	(355)	125	(140)	(818)
Interest income	835	—	3	(140)	140	838
Income (loss) before income tax and minority interest	11,597	(47)	(4,675)	(5,543)	—	1,332
Income tax (benefit)	4,580	(19)	(1,846)	(2,189)	—	526
Total assets	336,486	25,517	22,041	279,380	(263,959)	399,465
Capital expenditures	299	577	55	2,667	—	3,598

Nine Months Ended	Mesa /	Air
June 30, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$355,396	$63,961	$1,254	$98,427	$(94,557)	$424,481
Depreciation and amortization	3,635	2,490	—	1,901	—	8,026
Impairment and restructuring charges (credits)	1,050	—	(12,007)	—	—	(10,957)
Operating income (loss)	20,469	(3,682)	11,022	29,854	(24,412)	33,251
Interest expense	(1,194)	(2,157)	(174)	(221)	237	(3,509)
Interest income	608	3	4	516	(275)	856
Income (loss) before income tax and minority interest	15,811	(4,613)	11,372	29,891	(24,450)	28,011
Income tax (benefit)	6,055	(1,766)	4,356	11,448	(9,365)	10,728
Total assets	326,590	18,205	5,770	277,074	(176,914)	450,725
Capital expenditures	5,541	4,019	—	10,282	—	19,842

Nine Months Ended	Mesa /	Air
June 30, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$268,137	$70,789	$21,021	$4,659	$—	$364,606
Depreciation and amortization	3,978	2,570	454	1,032	—	8,034
Operating income (loss)	27,873	1,726	(9,492)	1,776	—	21,883
Interest expense	26	(3,946)	(1,093)	530	(560)	(5,043)
Interest income	1,577	2	9	(580)	560	1,568
Income (loss) before income tax and minority interest	31,202	(2,446)	(10,584)	(19)	—	18,153
Income tax (benefit)	12,326	(966)	(4,181)	(8)	—	7,171
Total assets	336,486	25,517	22,041	279,380	(263,959)	399,465
Capital expenditures	1,579	617	259	7,165	—	9,620

5.	Marketable Securities

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

     The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments.

     In the past, the Company has taken short positions in common equity securities. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock, thus there is no limit to the potential loss. The Company marks short positions to market at each reporting period with the associated gain or loss reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $2.8 million and $7.2 million at June 30, 2003 and September 30, 2002, respectively. Unrealized holding losses that relate to trading securities (including short positions) held at June 30, 2003 and September 30, 2002 were $1.3 million and $5.2 million, respectively.

6.	Accounts Receivable from Code-Share Partners

     The Company has code-share agreements with America West, US Airways, Frontier and Midwest Airlines. Approximately 98% of the Company’s consolidated passenger revenue for the three and nine-months ended June 30, 2003 and 2002 were derived from these agreements. Accounts receivable from the Company’s code-share partners were 65% and 57% of total gross accounts receivable at June 30, 2003 and September 30, 2002, respectively.

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

     The Company is exposed to the effect of changes in the price and availability of aircraft fuel to the extent such exposure is not passed through to its revenue-guarantee code-share partners. Currently approximately 87% of the Company’s fuel costs are associated with the Company’s America West code-share and US Airways regional jet service agreements, thus these companies bear the risk of increases in the Company’s fuel costs under these agreements. From time-to-time the Company utilizes financial derivative instruments as a hedge to mitigate its exposure to the remaining (at risk) aircraft fuel cost. Because aircraft fuel is not traded on organized futures exchanges, liquidity for aircraft fuel hedging is limited. However, the airline industry has found that heating oil contracts are effective instruments for hedging aircraft fuel. The Company does not purchase or hold any derivative financial instruments for trading purposes.

     As of June 30, 2003, the Company has hedged approximately 5% of its estimated (at risk) pro-rate fuel expense for the fourth quarter of fiscal 2003. The Company has recorded approximately $24,000 in unrealized gains, net of tax, in “Accumulated Other Comprehensive Income” related to these fuel hedges. These unrealized gains are recognized in income in the period in which the related aircraft fuel is purchased.

8.	Aircraft and Parts Held for Sale

     At June 30, 2003, aircraft and parts held for sale consists of expendable and rotable inventory that the Company has deemed to be surplus to its operating needs. Excess rotable and expendable inventory is valued at net realizable value, less cost to sell. Included in this account at September 30, 2002, were three Beechcraft 1900D aircraft that were returned to the manufacturer in 2003.

9.	Deferred Credits

     The Company accounts for aircraft purchase incentives provided by the aircraft manufacturers as deferred credits. These credits are amortized over the life of the related lease. Deferred credits include the value of aircraft purchase incentives, such as credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. In addition, during May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa initially received $25.2 million and received $1.1 million per month through April 2003 to resolve these outstanding claims. These amounts are reflected in Deferred Credits at June 30, 2003.

10.	Notes Payable and Long-Term Debt

     In June 2003, the Company completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on the notes at a rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of the Company’s wholly owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2008, 2013 or 2018. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

     Net proceeds from the offering totaled $97.2 million. Approximately $40.0 million of these net proceeds are restricted to collateralize letters of credit and are reported as restricted cash in the Consolidated Balance Sheet as of June 30, 2003.

     Repayment of the convertible notes (collectively, the “Notes”) is jointly and severally guaranteed on an unconditional basis by the Company’s wholly owned domestic subsidiaries. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

     Separate financial statements of the Company’s subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

     The Company also has a $35 million line of credit facility with Fleet Capital, which expires on December 7, 2003. The Fleet Capital line of credit is secured by certain of the Company’s inventory and receivables, with the amount available varying from time to time based on the then current value of the collateral. The agreement also contains a financial covenant that requires the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at June 30, 2003. The Company intends to use the facility for general working capital purposes. The Company also had $18.5 million in letters of credit outstanding at June 30, 2003, which reduced the amount available under our line of credit with Fleet. There were no other amounts outstanding under this facility at June 30, 2003. Based upon available collateral, $5.6 million remained available under the line at June 30, 2003. Fleet Capital has given the Company notice that it does not intend to renew the credit facility upon expiration. The Company is currently in discussions with several financial institutions to provide a similar line of credit upon expiration of the Fleet facility; however, given the recent increase in liquidity due to the convertible debt offering and the planned sale of aircraft inventory, the Company does not believe it is necessary to replace the expiring line of credit. In the event the Company does not obtain a replacement line of credit, it will be required to cash collateralize any letters of credit that remain outstanding at that time.

11.	Weighted Average Shares Outstanding

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(in thousands)
Weighted average shares — basic	31,457	32,957	31,557	32,909
Effect of dilutive outstanding stock options	413	1,139	163	797

Weighted average shares — diluted	31,870	34,096	31,720	33,706

12.	Beechcraft 1900D Cost Reductions

     On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. Approximately $1.4 million was recorded as a reduction to flight operations, maintenance and interest expense during the three months ended June 30, 2003 and 2002. Approximately $4.1 million and $4.6 million was recorded as a reduction to flight operations, maintenance and interest expense during the nine months ended June 30, 2003 and 2002, respectively.

     In consideration for Raytheon’s financial accommodations, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of June 30, 2003, Raytheon has exercised its option to purchase the 2001 and 2002 warrants. In accordance with the provisions of SFAS No. 123, the warrants were valued at $3.22 per warrant based upon their fair value using the Black-Scholes option pricing model.

13.	Impairment and Restructuring Charges (Credits)

     As a result of the notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2003, CCAir ceased operations as of that date. As a result, the Company took a pretax restructuring and impairment charge of $19.8 million in the fourth quarter of fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.

     In the second quarter of fiscal 2003, CCAir surrendered its operating certificate to the FAA and filed articles of dissolution with the State of Delaware. As a result of these events and CCAir’s lack of liquidity, it became clear that CCAir would be unable to pay any of its obligations. In light of CCAir’s inability to pay its obligations and the resulting dissolution, the Company reversed the restructuring charges recorded in the fourth quarter of fiscal 2002 by approximately $12 million. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the obligations incurred solely by CCAir and not guaranteed by the Company. CCAir had an after tax loss of $2.9 million in the three-month period ended June 30, 2002, no income or loss in the three-month period ended June 30, 2003, and after tax income (loss) of $7.0 million and ($6.4) million in the nine-month periods ended June 30, 2003 and 2002, respectively.

     In the third quarter of fiscal 2003, the Company returned the two remaining B1900D aircraft permitted under its agreement with Raytheon. As a result of unanticipated increases in the cost of meeting the return conditions of these and previous aircraft, the Company recorded an additional impairment charge of $1.1 million in the second quarter of fiscal 2003.

     The remaining reserves are primarily related to the remaining lease payments and the future costs of returning two Shorts 360 aircraft the Company subleases to an operator in Europe.

     The changes in the impairment and restructuring charges for the periods ended June 30, 2003 and 2002, respectively, are as follows (in thousands):

	Reserve		Reserve		Reserve		Reserve
Description of	Sept. 30,	Cash	Dec. 31,	Cash	Mar. 31,	Cash	June 30,
Charge	2001	Utilized	2001	Utilized	2002	Utilized	2002

Restructuring:
Costs to return aircraft	$(4,715)	$208	$(4,507)	$1,953	$(2,554)	$2,253	$(301)
Aircraft lease payments	(3,610)	—	(3,610)	69	(3,541)	3,541	—
Cancellation of maintenance agreement	(1,200)	—	(1,200)	—	(1,200)	1,200	—

Total	$(9,525)	$208	$(9,317)	$2,022	$(7,295)	$6,994	$(301)

	Reserve	Non-		Reserve		Reversal	Non-		Reserve	Non-		Reserve
Description of	Sept. 30,	Cash	Cash	Dec. 31,		of	Cash	Cash	Mar. 31,	Cash	Cash	June 30,
Charge	2002	Utilized	Utilized	2002	Provision	Charges	Utilized	Utilized	2003	Utilized	Utilized	2003

Restructuring:
Severance and other	$(658)	$—	$56	$(602)	$—	$—	$—	$—	$(602)	$—	$—	$(602)
Costs to return aircraft	(8,107)	—	701	(7,406)	(1,050)	4,593	250	1,099	(2,514)	—	296	(2,218)
Aircraft lease payments	(9,238)	129	—	(9,109)	—	7,414	129	48	(1,518)	129	36	(1,353)

Total	$(18,003)	$129	$757	$(17,117)	$(1,050)	$12,007	$379	$1,147	$(4,634)	$129	$332	$(4,173)

     The reserve balance of $4.2 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

14.	Other Income (Expense)

     Other income (expense) is comprised of gains and losses from the disposition of assets and gains and losses from the Company’s investment activities. Other income includes $4.1 million in expense related to the Company’s settlement of amounts received under the Air Transportation Safety and System Stabilization Act, as well as a gain on the involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003. Other income also includes investment gains (losses) from the Company’s portfolio of aviation related securities of approximately ($0.2) million and $0.2 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. The Company’s investment gains and losses include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes.

15.	Stockholder’s equity

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

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

		(in thousands)
Net income as reported	$5,792	$2,658	$17,278	$11,507
Stock-based employee compensation cost, net of tax	(797)	(737)	(1,888)	(2,210)

Pro forma	$4,995	$1,921	$15,390	$9,297

Income per share — Basic:
As reported	$0.18	$0.08	$0.55	$0.35

Pro forma	$0.16	$0.06	$0.49	$0.28

Income per share — Diluted:
As reported	$0.18	$0.08	$0.54	$0.34

Pro forma	$0.16	$0.06	$0.49	$0.28

16.	Commitments and Contingencies

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

     In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs to PWC. The prepayment is being amortized to expense over the term of the agreement. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

     In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (the “UAL Litigation”) that was settled in March 2001. The suit sought a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claimed to have computed by applying a 5X multiplier in the arbitration provision.

     The suit against Beus Gilbert alleged that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. On November 27, 2001, the trial court granted Beus Gilbert’s motion to compel arbitration and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000 (or a 2X multiplier of fees the arbitrator found had accrued), plus interest. The Company sought judicial review of legal issues raised by the arbitration provision, and the trial court confirmed the arbitrator’s decision. The Company has appealed to the Arizona Court of Appeals, which heard argument on June 25, 2003. On July 31, 2003 the Court of Appeals issued its decision affirming the trial court’s decision confirming the arbitration award. The Company is fully accrued for the award and accrued interest as of June 30, 2003. The Company is evaluating any further appeal options.

     The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

17.	Other Comprehensive Income

     Comprehensive income represents the change in the fair value of certain financial derivative instruments, which qualify for hedge accounting. Comprehensive income totaled approximately $5.8 million and $17.3 million for the three and nine months ended June 30, 2003. The difference between Net Income and Other Comprehensive income for the third quarter of 2003 and year to date 2003 is as follows:

	Three months	Nine months
	ended	ended
	June 30, 2003	June 30, 2003

	(in thousands)
Net income	$5,792	$17,278
Unrealized gain (loss) on derivative instruments, net of deferred taxes of ($2 and $15, respectively)	(3)	24

Comprehensive income	$5,789	$17,302

18.	New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe that adoption would have a material effect on its financial condition or results of operations.

19.	Reclassifications

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

Forward-Looking Statements

     This Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with FAA regulations and other rules and acts of Congress; the ability to pass taxes, fuel costs, inflation and various expenses to the consumer; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, or the negative of these terms or other comparable terminology, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; cessation of or material changes in any of Mesa’s code-sharing relationships; the inability of either America West or US Airways to pay its obligations under the code-share agreements; the ability of Mesa to successfully retire portions of its turboprop fleet; the unavailability of, or inability to secure upon acceptable terms, financing necessary to purchase aircraft we have ordered:; an increase in competition along the routes Mesa operates or plans to operate; delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; changes in general and regional economic conditions; changes in fuel prices; the increased cost and reduced availability of insurance; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

GENERAL

     Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa Air Group” or the “Company”) is an independently owned regional airline serving 162 cities in 41 states, the Bahamas, Canada and Mexico. At June 30, 2003, the Company operated a fleet of 141 aircraft and had approximately 1,079 daily departures.

     The Company’s airline operations during fiscal year 2003 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa Air Group, operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”), as Frontier JetExpress under a code-share agreement with Frontier Airlines, Inc. (“Frontier”) and, beginning in July 2003, as United Express under a code-share agreement with United Airlines. Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc., operates as America West Express pursuant to the Company’s code-share agreement. Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa Air Group, also operates under a code-share agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa Air Group, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express.

     Approximately 98% of our consolidated passenger revenues for the quarter ended June 30, 2003 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Frontier, Midwest, and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners’ and provide coordinated schedules and joint advertising.

     In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

     Unless the context indicates otherwise, the terms “Mesa Air Group,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

     The following significant events occurred during the first nine months of fiscal 2003:

     On October 18, 2002, we reached agreement with US Airways to expand our regional jet agreement with them by adding twenty 50-seat regional jets to our existing US Airways Express fleet of 32 regional jet aircraft. As of July 31, 2003, the Company has placed 17 of the twenty additional regional jets into the US Airways Express network.

     On February 27, 2003, we signed a memorandum of understanding with United Airlines to operate as United Express under a revenue-guarantee code-share agreement. Under the agreement that was finalized on July 24, 2003, the Company will provide ten 37-passenger de Havilland Dash 8-200 aircraft to be utilized in support of United’s operations in Denver. Four of the ten aircraft have been placed into service as of July 31, 2003 for an initial term of five years.

     On March 1, 2003, Mesa amended its code share agreement with Frontier Airlines to change it from a pro-rate agreement to a revenue-guarantee agreement through August 31, 2003. The Company operates five CRJ-200 aircraft under this agreement. On July 1, 2003, the Company amended its agreement with Frontier Airlines to extend its revenue-guarantee code-share agreement through January 1, 2004.

     On March 18, 2003, we reached an agreement for a new contract with the Air Line Pilots Association (“ALPA”), which represents our 1,300 pilots. The new contract, among other things, provides for participation in the US Airways ‘Jets for Jobs’ regional jet expansion program. The contract, which has a duration of 54 months, was subsequently ratified by the Company’s pilots in March 2003.

     On June 13, 2003, the Company entered into a letter of intent with LogisTechs Inc. (“LogisTechs”), an affiliate of GE Capital Aviation Services, for the sale, repair and management of the Company’s aircraft spare parts inventory. Under the terms of the letter of intent, LogisTechs will purchase $45.0 million in existing spare parts inventory from the Company and provide funding for up to $40.0 million of additional inventory required for the Company’s planned regional jet fleet growth. LogisTechs will also provide overall management, planning and logistics support for the Company’s spare parts requirements and Rockwell Collins Aviation Services will be responsible for managing the spare parts repair process. The arrangement will cover all of the Company’s regional jets as well as its Dash 8-200 turboprop aircraft. The transaction, which remains subject to final documentation, will have a term of ten years.

     On July 1, 2003, the Company signed a memorandum of understanding with United Airlines to operate 35 regional jets as a United Express carrier, significantly expanding its current code-share agreement with United. The 35 regional jets include 20 larger 70-seat and 15 50-seat aircraft. United also has the option to add an additional 25 regional jets, the timing and mix to be determined at a later date. The expanded agreement, which remains subject to final documentation, is expected to be effective in August 2003, and unless extended, has a final expiration of December 2013.

     On July 9, 2003, the Company signed a letter of intent with US Airways for a minimum of 25 and a maximum of 55 CRJ-700 regional jets. Under the terms of the letter of intent, the aircraft would be provided by US Airways from its previously announced order from Bombardier. Under the letter of intent, the aircraft are anticipated to be put in service no later than December 31, 2004. The transaction contemplated by the letter of intent is subject to reaching a definitive agreement on terms and conditions with US Airways. The agreement, if finalized, is expected to conform to the ‘Jets for Jobs’ provisions of the US Airways collective bargaining agreement with ALPA.

     The following tables set forth quarterly and year to date comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Nine Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Passengers	1,728,879	1,422,086	4,504,782	3,733,536
Available seat miles (000’s)	1,183,722	915,108	3,137,997	2,502,184
Revenue passenger miles (000’s)	773,693	567,409	1,942,842	1,423,679
Load factor	65.4%	62.0%	61.9%	56.9%
Yield per revenue passenger mile (cents)	19.9	23.6	21.8	25.6
Revenue per available seat mile (cents)	13.0	14.6	13.5	14.6
Operating cost per available seat mile (cents) *	11.8	13.7	12.8	13.7
Average stage length (miles)	345	309	330	293
Number of operating aircraft in fleet	141	123	141	123
Gallons of fuel consumed	30,251,021	22,867,167	81,795,535	66,143,345
Block hours flown	100,685	89,972	283,212	259,700
Departures	75,607	71,821	216,436	212,152

*	Excluding the reversal of restructuring charges

	Three Months Ended				Nine Months Ended

	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002

	Costs per	% of total	Costs per	% of total	Costs per	% of total	Costs per	% of total
	ASM (cents)	Revenue	ASM (cents)	Revenue	ASM (cents)	Revenue	ASM (cents)	Revenue

Flight operations	7.3	55.8%	7.5	51.6%	7.6	55.9%	7.7	52.3%
Maintenance	2.3	18.0%	2.9	20.0%	2.7	19.9%	2.7	18.7%
Aircraft and traffic servicing	1.0	7.3%	1.3	9.1%	1.2	8.9%	1.4	9.3%
Promotion and sales	0.2	1.4%	0.4	2.6%	0.2	1.4%	0.4	2.7%
General and administrative	0.9	6.6%	1.2	8.5%	0.9	6.7%	1.3	8.9%
Depreciation and amortization	0.2	1.8%	0.3	2.0%	0.3	1.9%	0.3	2.2%
Impairment and restructuring charges (credits)	—	—	—	—	(0.4)	(2.6)%	—	—

Total operating expenses	11.8	90.8%	13.7	93.7%	12.5	92.2%	13.7	94.0%
Interest expense	0.1	0.7%	0.1	0.6%	0.1	0.8%	0.2	1.4%

Note: Numbers in this table may not be recalculated due to rounding.

     Supplemental financial results by segment:

Three Months Ended	Mesa/	Air
June 30, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$131,660	$21,078	$—	$62,558	$(61,221)	$154,075
Total operating expenses	118,331	21,531	(4)	47,865	(47,757)	139,966

Operating income (loss)	13,329	(453)	4	14,693	(13,464)	14,109

Three Months Ended	Mesa/	Air
June 30, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$101,215	$26,892	$4,126	$1,564	$—	$133,797
Total operating expenses	89,780	26,172	8,449	948	—	125,349

Operating income (loss)	11,435	720	(4,323)	616	—	8,448

Nine Months Ended	Mesa/	Air
June 30, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$355,396	$63,961	$1,254	$98,427	$(94,557)	$424,481
Total operating expenses	334,927	67,643	(9,768)	68,573	(70,145)	391,230

Operating income (loss)	20,469	(3,682)	11,022	29,854	(24,412)	33,251

Nine Months Ended	Mesa/	Air
June 30, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$268,137	$70,789	$21,021	$4,659	$—	$364,606
Total operating expenses	240,264	69,063	30,513	2,883	—	342,723

Operating income (loss)	27,873	1,726	(9,492)	1,776	—	21,883

RESULTS OF OPERATIONS

For the three months ended June 30, 2003

     Operating Revenue:

     In the quarter ended June 30, 2003, operating revenues increased by $20.3 million to $154.1 million, or 15.2%, from $133.8 million for the comparable period in fiscal 2002. The increase in revenues is primarily attributable to a $30.3 million increase in revenues associated with the operation of 25 additional regional jets by Mesa and Freedom compared to the same period in 2002. This increase was partially offset by a decrease of approximately $5.8 million at Air Midwest and $4.1 million at CCAir. The decrease at Air Midwest is primarily due to a decline in the average fares paid by passengers; however, this decrease was somewhat offset by increased Essential Air Service subsidies as a result of additional markets served and higher subsidy rates on existing markets. The decrease in revenue at CCAir was due to its cessation of operations on November 3, 2002.

     Operating Expenses:

     Flight Operations

     In the quarter ended June 30, 2003, flight operations expense increased $16.9 million or 24.5%, to $85.9 million (7.3 cents per ASM), from $69.0 million (7.5 cents per ASM) for the comparable period in fiscal 2002. The dollar increase is consistent with increases in capacity as a result of additional regional jets added to Mesa’s and Freedom’s fleet. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as the larger aircraft generate more ASMs per block hour than the turboprop aircraft.

     Maintenance Expense

     In the quarter ended June 30, 2003, maintenance expense increased $1.0 million or 3.9%, to $27.8 million (2.3 cents per ASM), from $26.7 million (2.9 cents per ASM) for the comparable period in fiscal 2002. Mesa and Freedom’s maintenance expense increased primarily as a result of the operation of a greater number of aircraft as compared to the prior year. Air Midwest’s maintenance costs decreased $1.0 million primarily as a result of transitioning to the power-by-the-hour program for engines. CCAir maintenance expenses decreased $2.5 million due to its cessation of operations on November 3, 2002. The decrease on an ASM basis is due to the additional larger regional jets added at Mesa and Freedom and the timing of maintenance events in the prior year.

     Aircraft and Traffic Servicing

     In the quarter ended June 30, 2003, aircraft and traffic servicing expense decreased by $1.0 million or 8.1%, to $11.2 million (1.0 cents per ASM), from $12.2 million (1.3 cents per ASM) for the comparable period in fiscal 2002. The decrease was primarily a result of a $1.1 million decrease in security fees paid by Air Midwest as a result of Congress passing the Emergency Wartime Supplemental Security Act giving airlines relief from security fees payable to the TSA until October 2003; and a decrease in aircraft and traffic servicing expense of $0.9 million at CCAir as a result of its cessation of operations. Offsetting the decrease was a $0.9 million increase in aircraft and traffic servicing expense at Mesa and Freedom as a result of the increase in regional jet departures. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as it costs less on an ASM basis to service larger aircraft.

     Promotion and Sales

     In the quarter ended June 30, 2003, promotion and sales expenses decreased $1.3 million or 38.4%, to $2.1 million (0.2 cents per ASM), from $3.4 million (0.4 cents per ASM) for the comparable period in fiscal 2002. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under pro-rate agreements with their code-share partners caused by a decline in passengers carried under these agreements (primarily as a result of the cessation of operations at CCAir). The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the quarter ended June 30, 2003, general and administrative expense decreased $1.2 million or 10.3%, to $10.2 million (0.9 cents per ASM), from $11.3 million (1.2 cents per ASM) for the comparable period in fiscal 2002. The majority of the decrease is attributable to the elimination of administrative overhead at CCAir due to the cessation of its operations.

     Depreciation and Amortization

     In the quarter ended June 30, 2003, depreciation and amortization expense increased $0.1 million or 4.1%, to $2.8 million (0.2 cents per ASM) from $2.7 million (0.3 cents per ASM) for the comparable period in fiscal 2002. Depreciation and amortization expense is consistent with such expense in the comparable period of fiscal 2002.

     Interest Expense

     Interest expense increased by $0.3 million to $1.1 million in the quarter ended June 30, 2003, from $0.8 million for the comparable period of fiscal 2002. The increase is primarily due to interest on the Company’s convertible debentures, which were outstanding for approximately one half of a month in the fiscal third quarter.

     Other Expense

     Other expense decreased by $3.1 million to $4.0 million in the quarter ended June 30, 2003, from $7.1 million for the comparable period of fiscal 2002. In fiscal 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million. As a result of the settlement, approximately $4.1 million was expensed in the current quarter, which included approximately $2.3 million that was previously recorded as a receivable and the $1.8 million of amounts previously received that the Company agreed to return to the DOT. In fiscal 2002, other expense was primarily comprised of $6.9 million in investment related losses.

     Minority Interest

     Amounts included in minority interest reflect the after tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

For the nine months ended June 30, 2003

     Operating Revenues:

     In the nine months ended June 30, 2003, operating revenues increased by $59.9 million to $424.5 million, or 16.4%, from $364.6 million for the comparable period of fiscal 2002. The increase in revenues is primarily attributable to an $87.0 million increase in revenue associated with the operation of 25 more regional jets by Mesa and Freedom compared to the same period in 2002. This increase was partially offset by a decrease of approximately $19.8 million at CCAir and $6.8 million at Air Midwest. The decrease in revenue at CCAir was due to the cessation of CCAir’s operations on November 3, 2002. The decrease at Air Midwest is primarily due to a decline in the average fares paid by passengers; however, this decrease was somewhat offset by increased new Essential Air Service awards and higher subsidy rates on existing EAS markets.

     Operating Expenses:

     Flight Operations

     In the nine months ended June 30, 2003, flight operations expense increased $46.7 million or 24.5%, to $237.2 million (7.6 cents per ASM), from $190.6 million (7.7 cents per ASM) for the comparable period in fiscal 2002. The dollar increase is due to the wages and training expenses for flight crews required to staff the additional regional jet aircraft in Mesa and Freedom. On an ASM basis, flight operations cost was approximately the same as the prior year.

     Maintenance Expense

     In the nine months ended June 30, 2003, maintenance expense increased $16.3 million or 23.9%, to $84.4 million (2.7 cents per ASM), from $68.2 million (2.7 cents per ASM) for the comparable period in fiscal 2002. Mesa and Freedom’s maintenance costs increased primarily as a result of the operation of a greater number of aircraft as compared to the prior year. Air Midwest’s maintenance expense increased $2.2 million in the reporting period primarily as a result of transitioning to the power-by-the-hour program for engines and an increase in heavy maintenance checks. Maintenance expense on an ASM basis was comparable to the prior year.

     Aircraft and Traffic Servicing

     In the nine months ended June 30, 2003, aircraft and traffic servicing expense increased by $4.2 million or 12.4%, to $38.0 million (1.2 cents per ASM), from $33.8 million (1.4 cents per ASM) for the comparable period in fiscal 2002. The increase is primarily related to an increase in aircraft and traffic servicing expense at Mesa and Freedom of $8.3 million as a result of the increase in regional jet departures. Offsetting the increase was a decrease in aircraft and traffic servicing expense of $3.9 million at CCAir as a result of cessation of operations. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as it costs less on an ASM basis to service larger aircraft.

     Promotion and Sales

     In the nine months ended June 30, 2003, promotion and sales expenses decreased $3.7 million or 37.5%, to $6.2 million (0.2 cents per ASM), from $9.9 million (0.4 cents per ASM) for the comparable period in fiscal 2002. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under pro-rate agreements with their code-share partners, caused by a decline in passengers carried under these agreements (primarily as a result of the cessation of operations at CCAir). The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the nine months ended June 30, 2003, general and administrative expenses decreased $4.0 million or 12.3%, to $28.4 million (0.9 cents per ASM), from $32.3 million (1.3 cents per ASM) for the comparable period in fiscal 2002. The decrease was primarily due to the recognition of $2.8 million in legal expenses as a result of a provision made in the prior year for a disputed settlement. The remainder of the decrease is attributable to the cessation of operations at CCAir.

     Depreciation and Amortization

     In the nine months ended June 30, 2003, depreciation and amortization expense is $8.0 million (0.3 cents per ASM) compared to $8.0 million (0.3 cents per ASM) for the comparable period in fiscal 2002. Depreciation and amortization expense is consistent with such expense in the comparable period of fiscal 2002.

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

     Interest Expense

     The decrease in interest expense of $1.5 million from $5.0 million in the nine months ended June 30, 2002 to $3.5 million in the nine months ended June 30, 2003 is due to reduced interest rates on our outstanding debt as the majority of our Beechcraft 1900D fleet is financed at variable interest rates and a reduction in outstanding debt from the return of 15 Beechcraft 1900D aircraft to the manufacturer.

     Other Expense

     Other expense increased by $2.3 million from $0.3 million for the nine months ended June 30, 2002 to $2.6 million for the nine months ended June 30, 2003. In fiscal 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million. As a result of the settlement, approximately $4.1 million was expensed in the current quarter, which included approximately $2.3 million that was previously recorded as a receivable and the $1.8 million of amounts previously received that the Company agreed to return to the DOT. This expense was offset by the gain on involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003. In fiscal 2002, other expense was primarily comprised of $0.3 million in investment related losses.

     Minority Interest

     Amounts included in minority interest reflect the after tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents, and marketable securities (including restricted cash) of $153.6 million at June 30, 2003, compared to $54.4 million at September 30, 2002. For the nine months ended June 30, 2003, cash sources included net cash provided by operating activities of $30.4 million; net proceeds from the placement of $97.2 million in convertible debentures; proceeds from aircraft insurance of $3.2 million; and proceeds from the sale of assets held for sale of $2.2 million. Offsetting these sources of cash, our primary uses of cash in the nine-month period included capital expenditures of $19.8 million related to the build-up of inventory as a result of the current and future expansions of our aircraft fleet; deposits made for future acquisitions of aircraft of $11.6 million; principal payments of $11.9 million on our long-term debt; and the purchase and retirement of our common stock of $2.2 million. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

     In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million to us. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. Cash interest is payable on the notes at the rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations and any of our wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2008, 2013 or 2018. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

     Net proceeds from the offering totaled $97.2 million. Approximately $40.0 million of these net proceeds are restricted to collateralize letters of credit and are reported as restricted cash in the Consolidated Balance Sheet as of June 30, 2003. As of July 17, 2003, the requirement to maintain restricted a cash balance expired and amounts reported as restricted cash will be included in cash and cash equivalents in future periods.

     The remainder of our long-term debt was primarily incurred pursuant to the acquisition of our Beechcraft 1900D aircraft. At June 30, 2003, we owned 35 Beechcraft 1900D aircraft, the financing for which had underlying maturities through 2011.

     As of June 30, 2003, we had receivables of approximately $23.8 million (net of an allowance for doubtful accounts of $12.9 million). The amounts due consist primarily of receivables due from our code-share partners, passenger ticket receivables due through the Airline Clearing House and amounts due from the Transportation Security Administration under the Emergency Wartime Supplemental Appropriations Act.

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

     In May 2001, we entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) to acquire twenty 50-seat CRJ-200s, twenty 64-seat CRJ-700s and twenty 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the agreement, Mesa has the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel the CRJ-200 aircraft. We have notified BRAD of our intention to convert five CRJ-700s to CRJ-900s. The total number of firm aircraft orders is now fifteen CRJ-700s and twenty-five CRJ-900s. We secured the order with a $4.0 million deposit and 24 monthly deposits of approximately $1.1 million through April 2003. In February 2002, Bombardier returned $7.0 million of deposits to us and applied an additional $5.5 million to outstanding obligations. Deposits of $2.5 million are to be returned to us upon completion of permanent financing on the first five aircraft ($500,000 per aircraft). The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft). The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. The aggregate list value of the remaining 3 CRJ-700s and 24 CRJ-900s to be acquired under the agreement is approximately $525 million. In addition to the firm orders, we have an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. As of June 30, 2003, we have $16.5 million on deposit with BRAD, which is included with lease and equipment deposits. As of June 2003, the Company has permanently financed 11 of the 15 CRJ-700 and CRJ-900 aircraft delivered to date and has obtained interim financing for the remaining four aircraft. The Company has a commitment in place for interim financing for the next eight deliveries. After that, there is no assurance that the Company will be able to obtain permanent financing on the interim financed aircraft or that the Company will be able to obtain financing for future aircraft deliveries.

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-seat regional jets. As of June 30, 2003, we had taken delivery of 32 ERJ-145s, which have been financed as operating leases. We are currently committed to take delivery of the remaining four firm aircraft and have obtained both debt and equity financing commitments, subject to definitive documentation. In conjunction with this purchase agreement, we have $4.2 million remaining on deposit with Embraer, which is included with lease and equipment deposits at June 30, 2003. The remaining deposit will be returned to us upon the delivery of the last four aircraft.

     We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At June 30, 2003, we leased 106 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at June 30, 2003.

     In December 1999, our Board of Directors authorized us to repurchase up to 10% of the outstanding shares of our common stock (approximately 3.4 million shares). In January 2001, the Board approved the repurchase by the Company of up to an additional one million shares of our common stock. In October 2002, our Board of Directors authorized the repurchase of an additional two million shares. As of June 30 2003, we had acquired and retired approximately 4.6 million shares (approximately 14.5%) of our outstanding common stock at an aggregate cost of approximately $26.0 million, leaving approximately 1.9 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

     In December 2000, we reached agreement with Fleet Capital for a $35 million line of credit, collateralized by our inventory and receivables. The agreement expires in December 2003. We intend to use the facility for general working capital purposes. We also had $18.5 million in letters of credit outstanding at June 30, 2003, which reduced the amount available under our line of credit with Fleet. There were no other amounts outstanding under this facility at June 30, 2003. Based upon available collateral, $5.6 million remained available under the line at June 30, 2003. Fleet Capital has given the Company notice that it does not intend to renew the credit facility upon expiration. The Company is currently in discussions with several financial institutions to provide a similar line of credit upon expiration of the Fleet facility; however, given the recent increase in liquidity due to the convertible debt offering, and the planned sale of aircraft inventory, the Company does not believe it is necessary to replace the expiring line of credit. In the event the Company does not obtain a replacement line of credit, it will be required to cash collateralize any letters of credit which remain outstanding at that time.

     Management believes that the Company will have adequate cash flow to meet its operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward-looking statement as a result of many factors, including the termination of one or more code-share agreements; failure to sell, dispose of, or redeploy excess aircraft in a timely manner; a substantial decrease in the number of routes allocated to us under our code-share agreements with our code-share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; failure to obtain financing for aircraft deliveries; general economic conditions and unfavorable settlement of existing litigation.

Commitments

     As of June 30, 2003, we had $210.6 million in long-term debt (including current maturities). This amount consisted primarily of $102.1 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $100.1 million related to the issuance of the senior convertible notes, $4.1 million related to the settlement of past contractual claims of an aircraft manufacturer, $1.8 million related to the DOT note payable, and $1.0 million related to a mortgage note payable on one of our real estate properties.

     The following table sets forth our remaining cash obligations as of June 30, 2003.

In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt:
Notes payable related to B1900Ds	$1,901	$6,319	$6,591	$6,797	$7,009	$73,471	$102,088
Senior convertible notes (assuming no conversions)	—	—	—	—	—	252,000	252,000
Note payable to manufacturer	—	786	786	786	1,792	—	4,150
Mortgage note payable	8	35	38	41	44	837	1,003
DOT note payable	901	904	—	—	—	—	1,805
Other	1,418	—	—	—	—	—	1,418

Total long-term debt	4,228	8,044	7,415	7,624	8,845	326,308	362,464

Payments under operating leases:
Cash aircraft rental payments (1)	68,860	154,217	153,776	151,871	147,611	1,337,077	2,013,412
Lease payments on equipment and operating facilities	252	477	334	143	47	537	1,790

Total lease payments	69,112	154,694	154,110	152,014	147,658	1,337,614	2,015,202

Future aircraft acquisition costs (2)	75,000	450,000	—	—	—	—	525,000

Total	$148,340	$612,738	$161,525	$159,638	$156,503	$1,663,922	$2,902,666

(1)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	Represents the estimated cost of commitments to acquire CRJ-700 and -900 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

     Revenue Recognition

     The financial arrangement between Mesa Air Group and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The America West, US Airways regional jet and Frontier JetExpress code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways turboprop code-share agreement is a pro-rate agreement.

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

     Allowance for Doubtful Accounts

     As discussed above, amounts billed under revenue guarantee arrangements are subject to the interpretation of the applicable code-share agreement and are subject to audit by the code-share partner. Periodically our code-share partners dispute amounts billed and pay amounts less than those billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $12.9 million at June 30, 2003 and $12.8 million at September 30, 2002. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

     Accrued Health Care Costs

     The Company is currently self-insured for health care costs and as such, estimates a reserve for the cost of claims that have not been paid as of the balance sheet date. The Company’s estimate of this reserve is based upon historical claims experience and upon the recommendations of its health care provider. At June 30, 2003 and September 30, 2002, the Company has accrued $1.8 million and $2.0 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

     Costs to Return Aircraft Held for Sale

     The Company periodically returns aircraft to the manufacturer or lessor that have been identified as excess. It is standard practice in the industry that aircraft returns must meet established contractual return conditions. The ultimate cost of completing the maintenance necessary to meet these return conditions is not known until all the work is completed and accepted by the manufacturer or lessor. As such, it has been the Company’s experience that these repair costs range from $90,000 to $700,000 per aircraft depending on several factors including the age and maintenance status of the aircraft. Based upon our past experience and knowledge of these particular aircraft, we believe $160,000 per aircraft was a reasonable estimate of the return costs. At June 30, 2003 and September 30, 2002, the Company had accrued $2.2 million and $8.1 million, respectively, for the cost to return aircraft. If the ultimate cost to return these aircraft is significantly different than what has been estimated, the reserves for the costs to return aircraft could be materially overstated or understated.

     Valuation Allowance for Deferred Tax Assets

     The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 30, 2003 and September 30, 2002, the Company had net deferred tax assets of $34.8 million and $45.5 million, respectively, which included a valuation allowance for certain deferred tax assets not expected to be realized of $1.2 million and $2.9 million, respectively. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

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

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,”. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe that adoption would have a material effect on its financial condition or results of operations.

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2003:

				Passenger
Type of Aircraft	Owned	Leased	Total	Capacity

Canadair 200 Regional Jet	—	40	40	50
Canadair 700 Regional Jet	—	11	11	64
Canadair 900 Regional Jet		4	4	80
Embraer 145 Regional Jet	—	32	32	50
Beechcraft 1900D	35	7	42	19
Dash 8-200	—	12	12	37

Total	35	106	141

     ERJ Program

     In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of June 30, 2003, we have taken delivery of 32 ERJ-145’s, which have been financed as operating leases. We are currently committed to take delivery of the remaining four firm aircraft and have obtained both debt and equity financing commitments, subject to definitive documentation. In conjunction with this purchase agreement, we have $4.2 million on deposit with Embraer, which is included with lease and equipment deposits.

     CRJ Program

     In August 1996, we entered into an agreement with BRAD to acquire CRJ-200 50-passenger regional jet aircraft. We have received all 32 CRJ-200 aircraft to be delivered under such agreement. The aircraft have been financed as operating leases with initial terms of 16.5 to 18.5 years.

     In May 2001, we entered into an agreement with BRAD to acquire twenty 50-seat CRJ-200s, twenty 64-seat CRJ-700s and twenty 80-seat CRJ-900s (the “2001 BRAD Agreement”). Under the 2001 BRAD Agreement, we have the right to convert up to five CRJ-700 aircraft to CRJ-900 aircraft and to cancel our CRJ-200 order. We have notified BRAD of our intention to cancel the CRJ-200 order and to convert five CRJ-700 aircraft to CRJ-900s. The total number of firm aircraft currently on order is fifteen CRJ-700s and twenty-five CRJ-900s. The transaction includes standard product support provisions, including training support, preferred pricing on initial inventory provisioning, maintenance support and technical publication support. Deliveries of the CRJ-700 commenced in July 2002, with revenue service commencing in October. We are the launch customer of the CRJ-900 and took delivery of the first aircraft in the first calendar quarter of 2003. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa has $16.5 million on deposit with BRAD, which is included with lease and equipment deposits.

     The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700	CRJ-900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Firm Orders	Options*	Total

Delivered:
At 06/30/2003	40	11	4	—	—	32	—	87
Scheduled deliveries:
Fiscal 2003	3	4	2	—	—	—		96
Fiscal 2004	3	—	18	—	—	4		121
Fiscal 2005	—	—	1	3	3	—	8	136
Fiscal 2006	—	—	—	12	12	—	10	170
Fiscal 2007	—	—	—	5	5	—	12	192
Fiscal 2008 and beyond	—	—	—	20	20	—	15	247

Total	46	15	25	40	40	36	45

*	These options expire on October 31, 2003.

     Beechcraft 1900D

     As of June 30, 2003, we owned 35 and leased seven Beechcraft 1900D aircraft.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

     There have been no material changes in the Company’s market risk since September 30, 2002.

Item 4. Controls and Procedures

     Based on their evaluation (the “Evaluation”), the Company’s Chief Executive Officer, Jonathan G. Ornstein, and Chief Financial Officer, George Murnane III, have concluded that the Company’s disclosure controls and procedures are effective, but also concluded that there are several areas where improvements can be implemented in the Company’s system of internal controls. These areas include timely resolution of billing issues, timely retirement of Company repurchased stock, a business systems disaster recovery plan and the enhancement of certain computer security policies and procedures. The Company has dedicated resources to correcting these issues, and the corrections are expected to be completed by the end of the Company’s first fiscal quarter of 2004. These weaknesses did not have a material impact on the accuracy of the Company’s financial statements.

     As of the date of this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

* * *

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Mesa Air Group, Inc., and Westair Commuter Airlines, Inc. v. Beus Gilbert P.L.L.C.

     In May 2001, the Company filed a complaint in Arizona state court against the law firm of Beus Gilbert P.L.L.C. (“Beus Gilbert”) arising out of Beus Gilbert’s representation of the Company in a suit against United Airlines (the “UAL Litigation”) that was settled in March 2001. The suit sought a judgment voiding the fee arbitration provision (the “arbitration provision”) of a contingency fee agreement between the Company and Beus Gilbert. The provision purports to require that all disputes as to attorneys’ fees payable to Beus Gilbert be submitted to arbitration for final determination. Notwithstanding the requirement to arbitrate, the provision further purports to grant Beus Gilbert the right, “in its sole and absolute discretion,” to reject the decision of the arbitrator, impose an award in the amount equal to five times the aggregate hourly rate of all attorneys and paralegals who worked on the legal matter (plus costs and expenses), and enforce that award as though it were a civil judgment. Following the settlement of the UAL Litigation, Beus Gilbert demanded in excess of $23 million, which it claimed to have computed by applying a 5X multiplier in the arbitration provision.

     The suit against Beus Gilbert alleged that the arbitration provision is void as a matter of law because it is illusory and lacks mutual consideration; that it is also void because it violates a public purpose: a fair and equitable resolution of the parties’ fee dispute by an impartial arbitrator; and that it is unenforceable because it circumvents the legal and ethical requirements that attorneys’ fees be reasonable. On November 27, 2001, the trial court granted Beus Gilbert’s motion to compel arbitration and ordered the arbitrator to decide whether the fee resulting from a 5X multiplier would be reasonable. On July 9, 2002, the arbitrator awarded Beus Gilbert $5,750,000 (or a 2X multiplier of fees the arbitrator found had accrued), plus interest. The Company sought judicial review of legal issues raised by the arbitration provision, and the trial court confirmed the arbitrator’s decision. The Company has appealed to the Arizona Court of Appeals, which heard argument on June 25, 2003. On July 31, 2003 the Court of Appeals issued its decision affirming the trial court’s decision confirming the arbitration award. The Company is evaluating any further appeal options.

     We are also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2. Changes in Securities and Use of Proceeds

(A)	None

(B)	None

(C)	In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million to us. Cash interest is payable on the notes at the rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations and any of our wholly owned subsidiaries to the extent of the collateral pledged.

The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2008, 2013 or 2018. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

We plan to use the net proceeds from the sale of the notes for working capital and general corporate purposes.

(D)	None

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to Vote for Security Holders

Not applicable

Item 5. Other Matters

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits:

Exhibit 4.1 Indenture dated as of June 16, 2003 between Mesa Air Group, Inc., the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2023.

Exhibit 4.2 Registration Rights Agreement dated as of June 16, 2003 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch & Co., as representative of the Initial Purchasers of Senior Convertible Notes due 2023

Exhibit 4.3 Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)

Exhibit 4.4 Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)

Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on form 8-K

(1)	On May 1, 2003, a report on Form 8-K was filed to announce the Company’s results of operations for its second quarter ended March 31, 2003 and the Company conducted a publicly-available conference call discussing those results.

(2)	On June 10, 2003, a report on Form 8-K was filed to announce the Company’s intention to sell, subject to market and other conditions, $75 million issue price of Convertible Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

(3)	On June 10, 2003, a report on Form 8-K was filed to announce the Company’s decision to realign its external reporting structure to separately report four business segments.

(4)	On June 11, 2003, a report on Form 8-K was filed to announce the pricing of the Company’s offering of $75.1 million issue price of 6.25% Convertible Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

	By:	/s/ GEORGE MURNANE III

George Murnane III Executive Vice President and CFO

Dated: August 14, 2003

INDEX TO EXHIBITS

Exhibits:

Exhibit 4.1 Indenture dated as of June 16, 2003 between Mesa Air Group, Inc., the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2023.

Exhibit 4.2 Registration Rights Agreement dated as of June 16, 2003 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch & Co., as representative of the Initial Purchasers of Senior Convertible Notes due 2023

Exhibit 4.3 Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)

Exhibit 4.4 Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)

Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002