Form 10-K
period 2003-09-30
MESA AIR GROUP INC
filed 2003-12-29
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003: Common Stock, no par value: $153.3 million.

      On December 8, 2003, the Registrant had outstanding 31,721,724 shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the 2004 annual meeting of stockholders

MESA AIR GROUP, INC.

2003 FORM 10-K REPORT

PART I

Forward-Looking Statements

      This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines to successfully restructure and emerge from bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

Item 1.	Business

General

      Mesa Air Group, Inc. (“we,” “us,” “Mesa” or the “Company”) is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. The Company serves 163 cities in 40 states, the District of Columbia, Canada, Mexico and the Bahamas. At September 30, 2003, the Company operated a fleet of 150 aircraft and had approximately 943 daily departures.

      Approximately 98% of our consolidated passenger revenues for the fiscal year ended September 30, 2003 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Frontier Airlines, Inc. (“Frontier”), Midwest Airlines, Inc. (“Midwest Airlines”), United Airlines, Inc. (“United Airlines” or “United”) and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partners’ flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. The remaining passenger revenues are derived from Mesa’s independent operations.

      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

      Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation, operates regional jet and turboprop aircraft as America West Express under a code-share agreement with America West, primarily at America West’s operations hub located in Phoenix; as US Airways Express under a code-share agreement with US Airways, primarily at US Airways’ hubs on the East Coast; as United Express under a code-share agreement with United Airlines, primarily in Denver; and as Frontier JetExpress under a code-share agreement with Frontier in Denver, which expires December 31, 2003.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, operates Beechcraft 1900D 19-seat turboprop aircraft as US Airways Express under separate code-share agreements with US Airways at certain US Airways’ hubs on the East Coast as well as Kansas City. Air Midwest’s flights in Kansas City code-share with both Midwest Airlines and US Airways. Air Midwest operates as America West Express in Phoenix. Air Midwest also operates as Mesa Airlines in Albuquerque, New Mexico and in select Essential Air Service (“EAS”) markets. The Albuquerque flights and certain EAS markets are “Independent Operations” and are not subject to a code- sharing agreement with a major carrier.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, operates CRJ-700 and CRJ-900 regional jets pursuant to the Company’s code-share agreement with America West. Freedom Airlines began revenue flight operations on October 19, 2002.

      Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Corporate Structure

      Mesa is a Nevada corporation that was originally formed in New Mexico, with its principal executive office in Phoenix, Arizona.

      In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD — ASU, operates our training program for new pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., a California corporation, performs aircraft component repair and overhaul services.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew accommodations in training.

•	Mesa Air Group — Aircraft Inventory Management, LLC (“MAG — AIM”), an Arizona Limited Liability Company, was established to purchase, distribute and manage Mesa’s inventory of spare rotable and expendable parts.

Aircraft in Operation

      The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type as of September 30, 2003.

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200)	(CRJ-700)	(CRJ-900)	(ERJ-145)	1900D	Dash 8-200	TOTAL

US Airways Express	20	—	—	32	26	—	78
America West Express	18	10	6	—	3	6	43
United Express	—	5	—	—	—	6	11
Frontier JetExpress	5	—	—	—	—	—	5
Mesa Airlines	—	—	—	—	8	—	8
Spares/idle	—	—	—	—	5	—	5

Total	43	15	6	32	42	12	150

Code-Share Agreements

      Our airline subsidiaries have agreements with America West, US Airways, United Airlines, Frontier, and Midwest Airlines to use those carriers’ designation codes (commonly referred to as a “code-share agreements”). These code-share agreements allow use of the code-share partner’s flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner’s and provide coordinated schedules and joint advertising. The Company’s passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of the Company’s code-share partners, and credits in those programs can be used on flights operated by the Company.

      The financial arrangement with our code-share partners involves either a revenue-guarantee or pro-rate arrangement. The America West (regional jet and Dash-8), United (regional jet and Dash-8), Frontier (regional jet), and US Airways (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways, Midwest Airlines and America West B1900 turboprop code-share agreements are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

      The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the years ended September 30, 2003 and 2002:

	Fiscal 2003				Fiscal 2002

			Passenger				Passenger
In thousands	ASM’s		Revenue		ASM’s		Revenue

America West (Revenue-Guarantee)	2,012,185	45%	$252,181	44%	1,494,469	43%	$193,173	40%
US Airways (Revenue-Guarantee)	1,778,365	40%	218,457	38%	1,281,181	37%	166,387	35%
Frontier (Revenue-Guarantee)	154,544	3%	19,199	3%	—	—	—	—
United (Revenue-Guarantee)	20,487	1%	6,101	1%	—	—	—	—
America West (Pro-rate)	5,790	—	1,017	—	—	—	—	—
US Airways (Pro-rate)	295,726	7%	63,205	11%	439,515	13%	96,608	20%
Frontier (Pro-rate)	91,746	2%	8,129	1%	185,071	5%	15,736	3%
Mesa Airlines	94,864	2%	9,293	2%	59,191	2%	8,922	2%

Total	4,453,707		$577,582		3,459,427		$480,826

America West Code-Sharing Agreement

Revenue-Guarantee

      As of September 30, 2003, we operated six CRJ-900, ten CRJ-700, 18 CRJ-200, and six Dash-8 aircraft for America West under a revenue-guarantee code-sharing agreement. The code-share agreement, as amended, provides for the Company to increase its fleet up to 38 CRJ-900s and eliminate the CRJ-700 aircraft. In addition, America West has an option to increase its CRJ-900 fleet size to 50 aircraft. In exchange for providing flights and all other obligations under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, America West has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in January 2007. In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless America West elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

•	If our flight completion factor falls below a specified percentage for a specified period of time, subject to notice and cure rights;

•	If either America West or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by us or America West to perform the covenants, conditions or provisions of the code-sharing agreement, subject to 15 days notice and cure rights;

•	If we or America West fails to make a payment when due, subject to ten business days notice and cure rights; or

•	If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, America West may terminate the agreement.

Pro-Rate

      Pursuant to a turboprop code-sharing agreement with America West, we operated three B1900D turboprop aircraft in the Phoenix hub under a pro-rate revenue-sharing arrangement as of September 30, 2003. We control scheduling, inventory and pricing. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all costs of transporting the passenger. The pro-rate agreement terminates on March 31, 2012 unless America West elects to extend the contract for successive one-year periods. The pro-rate agreement could also be terminated prior to the termination under similar circumstances as the revenue-guarantee agreement.

US Airways Code-Sharing Agreements

Revenue-Guarantee

      As of September 30, 2003, we operated 52 50-seat regional jets for US Airways under a code-sharing agreement, with an additional four 50-seat regional jets added in December 2003. Under the jet code-share agreement, we provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel and oil cost, catering cost, and landing fees. We also receive a fixed profit margin based upon certain costs reimbursements under the agreement. Twenty-four of the fifty-six jets must be in compliance with the ‘jets-for-jobs’ provisions in the US Airways pilot contract. ‘Jets-for-jobs’ is an agreement between Mesa, US Airways and their respective pilot unions in which furloughed US Airways Pilots receive an agreed upon number of captain and first officer positions on certain aircraft added to the agreement. Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to provide up to an additional 50 70-seat regional jets. The additional aircraft, which will also be subject to ‘jets-for-jobs,’ are expected to be delivered beginning in mid-fiscal 2004. Mesa and US Airways continue to discuss the terms of the Letter of Intent, but no definitive agreement has been reached and no assurance can be made that a definitive agreement will be reached that is mutually acceptable to both parties. The code-share agreement for (i) the initial 32 ERJ-145s terminates on December 31, 2008, unless US Airways elects to exercise its option to extend the term for three years upon 12 months notice; and (ii) the additional 24 jets terminates in January 2013, unless US Airways elects to exercise its option to extend the term for two years upon 12 months notice. Further, on November 19, 2003, the Company signed a Seventh Amendment to the US Airways code-share agreement in which the number of additional aircraft was increased from 24 jets to 27 jets. These aircraft are expected to be placed in service beginning in the second quarter of fiscal 2004.

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

Pro-Rate

      Pursuant to a turboprop code-sharing agreement with US Airways, we operated 26 B1900D turboprop aircraft under a pro-rate revenue-sharing arrangement as of September 30, 2003. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all the costs of transporting the passenger. Additionally, we are required to pay certain franchise, marketing and reservation fees to US Airways.

      US Airways may terminate the turboprop agreement at any time for cause upon not less than five days notice under any of the following conditions:

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

      The turboprop code-share agreement terminates in October 2006 provided, however, most of the turboprop flying hub markets can be terminated by US Airways for any reason upon 180 days prior advance written notice.

United Code-Sharing Agreement

      As of September 30, 2003, we operated five CRJ-700 and six Dash-8 aircraft for United under a code-sharing arrangement. The code-share agreement, which has not been executed by the parties, provides for the Company to increase its fleet to 30 70-seat regional aircraft (15 of which would be replacements for 15 CRJ-200s), 15 CRJ-200s and 10 Dash-8 aircraft. In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel cost, oil cost, catering cost, and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013 unless terminated by United Airlines by giving notice six months prior to the fifth anniversary, (ii) the 15 50-seat CRJ-200s terminates in July 2008, which can be accelerated up to two years at Mesa’s discretion, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 31, 2011 and December 31, 2013. The code-share agreement is subject to termination prior to these dates in various circumstances including:

•	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice and cure rights;

•	Failure by us to perform the material covenants, agreements, terms or conditions of the code-share agreement or similar agreements with United, subject to thirty (30) days notice and cure rights;

•	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement.

Frontier Jet Code-Sharing Agreement

      In September 2001, we entered into a five-year pro-rate revenue-sharing code-share agreement with Frontier which was converted to a revenue-guarantee contract in March 2003. As of September 30, 2003, we operated five CRJ-200 aircraft for Frontier under a revenue-guarantee agreement that expires December 31, 2003.

Fleet Plans and Aircraft Manufacturer Relationships

ERJ Program

      In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. As of September 30, 2003, we have taken delivery of 32 ERJ-145s, which have been financed as operating leases with initial terms of 16.5 to 18 years. The last four ERJ-145 aircraft were delivered in December 2003. In conjunction with this purchase agreement, Mesa had $4.2 million remaining on deposit with Embraer, which was included with lease and equipment deposits at September 30, 2003. The remaining deposit was returned to us upon the delivery of the last four aircraft. We also have options for 45 additional aircraft. In October 2003, our contract with Embraer was amended to extend the option exercise date to May 2004.

CRJ Program

      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

      In May 2001, the Company entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we are now committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. The Company has accepted delivery of all 15 CRJ-700s on order under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of September 30, 2003, have taken delivery of six CRJ-900 aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 or CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, Mesa had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2003.

      In 2003, the Company acquired 11 used CRJ-200 aircraft in order to meet required deliveries under its code-share agreements. The aircraft are financed as operating leases. The Company continues to actively pursue used 50-seat regional jet aircraft.

      The following table summarizes our jet fleet status and fleet expansion plans currently under contract with aircraft manufacturers for the periods indicated:

		CRJ-700	CRJ-900			ERJ-145
		Firm	Firm	CRJ-700	CRJ-900	Firm	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Orders	Options	Total

Delivered:
At 9/30/2003	43	15	6	—	—	32	—	96
Scheduled deliveries:
Fiscal 2004	—	—	19	—	—	4	—	119
Fiscal 2005	—	—	—	—	—	—	—	119
Fiscal 2006	—	—	—	3	3	—	8	133
Fiscal 2007	—	—	—	12	12	—	10	167
Fiscal 2008	—	—	—	5	5	—	12	189
Fiscal 2009 and Beyond	—	—	—	20	20	—	15	244

Total	43	15	25	40	40	36	45

Beechcraft 1900D

      As of September 30, 2003, we owned 35 and leased seven Beechcraft 1900D aircraft. The seven leased aircraft have leases expiring between October 31, 2004 and October 1, 2005.

Dash-8

      As of September 30, 2003, we operated 12 leased Dash-8 aircraft. The Company is negotiating to lease four additional Dash-8 aircraft to be used in its United Airlines operations.

Marketing

      Our flight schedules are structured to facilitate the connection of our passengers with the flights of our code-share partners at their hub airports and to maximize local and connecting service to other carriers.

      Under our B1900 turboprop operations, the Company’s market selection process follows an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways or America West, as the case may be, regarding the level of service and fares. We believe that this selection process enhances the likelihood of profitability in a given market.

      Under the America West, US Airways and United revenue-guarantee code-share agreements, market selection, pricing and yield management functions are performed by our respective partners. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We intend to expand our operations performed pursuant to these revenue-guarantee agreements.

      Under our code-share agreements, the code-share partner coordinates advertising and public relations within their respective systems. In addition, our traffic is impacted by the major airline partners’ advertising programs in regions outside those served by us, with the major partners’ customers becoming our customers as a result of through fares. Under pro-rate code-share arrangements, our passengers also benefit from through fare ticketing with the major airline partners and greater accessibility to our flights on computer reservation systems and in the Official Airline Guide.

      Our pro-rate agreements and independent flights are promoted through, and our revenues are generally believed to benefit from, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Our independent operations utilize SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of our code-share partners are also utilized in each of our other operations through their respective code-share agreements. We also pay booking fees to owners of other computerized reservation systems based on the number of independent and pro-rate passengers booked by travel agents using such systems. We believe that we have good relationships with the travel agents serving our passengers.

Competition

      The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, and the automation of travel agent reservation systems. Further, because of the Airline Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities will not be left without air service.

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

Fuel

      Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, the Company’s revenue-guarantee code-share agreements with America West, Frontier, United and US Airways (regional jet) allow fuel used in the performance of the agreements to be billed to the code-share partner, thereby reducing the Company’s exposure to fuel price fluctuations. In fiscal 2003, approximately 84% of the Company’s fuel was associated with the Company’s America West, Frontier, United and US Airways (regional jet) code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

Maintenance of Aircraft and Training

      All mechanics and avionics specialists employed by us have the appropriate training and experience and hold the required licenses issued by the FAA. Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, the Company maintains its aircraft on a scheduled and “as-needed” basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We also maintain an inventory of spare parts specific to the aircraft types we fly. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of factory training programs that are offered when acquiring new aircraft.

Insurance

      We carry types and amounts of insurance customary in the regional airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers’ compensation.

      As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage, while at the same time, significantly increasing the premiums for this coverage as well as for aviation insurance in general. Given the significant increase in insurance costs, the federal government is providing insurance assistance under the Air Transportation Safety and System Stabilization Act. In addition, the federal government has issued war-risk coverage to U.S. air carriers that is generally renewable for 60-day periods. However, the availability of aviation insurance is not guaranteed and our inability to obtain such coverage at affordable rates may result in the grounding of our aircraft. Insurance costs are reimbursed under the terms of our code-share agreement with America West, United Airlines and our regional jet service agreement with US Airways.

Employees

      As of September 30, 2003, we employed approximately 3,600 employees. Approximately 2,100 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. Historically, we have had no difficulty attracting qualified personnel to meet our requirements.

      Mesa Airline’s flight attendants are represented by the Association of Flight Attendants (“AFA”). Mesa Airline’s contract with the AFA expires in June 2006. Freedom is currently in negotiations with the AFA. As Freedom aircraft are transferred to Mesa Airlines, the affected flight attendants became assimilated into the existing Mesa Airlines/ AFA contract. The Company’s pilots, which are represented by Air Line Pilot Association (“ALPA”) ratified a 54-month contract effective March 19, 2003. This contract covers the pilots from Air Midwest, Freedom and Mesa Airlines.

      Although not currently observing high turnover, pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

      No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

Essential Air Service Program

      The Essential Air Service (“EAS”) program administered by the United States Department of Transportation (“DOT”) guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT subsidizes air service to communities that might not otherwise have air service. At September 30, 2003, we provided service to 27 such cities for an annual subsidy of approximately $17.0 million. EAS rates are normally set for two-year contract periods for each city. There is no guarantee that we will continue to receive subsidies for the cities we serve. The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant and comments from the communities served. If the funding under this program is terminated for any of the cities served by the Company, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.

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

      Effective March 1997, the FAA required that regional airlines with aircraft of ten or more passenger seats operating under FAR Part 135 rules to begin operating those aircraft under FAR Part 121 regulations. The Company, which at one time was one of the largest regional airlines operating under FAR Part 135 regulations, completed the transition to Part 121 within the FAA’s deadline. These requirements have resulted in a significant increase in Air Midwest’s costs, adversely affecting our ability to profitably serve certain markets. Such increased costs are primarily related to additional training, dispatch and maintenance procedures. We continue to work to minimize the cost of these new operating procedures while fully complying with FAR Part 121 operating requirements.

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

      Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2003.

	Number of Aircraft

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	Sept. 30, 2003	Capacity

CRJ-200 Regional Jet	—	43	43	43	50
CRJ-700 Regional Jet	—	15	15	15	64
CRJ-900 Regional Jet	—	6	6	6	90
Embraer Regional Jet	—	32	32	32	50
Beechcraft 1900D	35	7	42	42	19
Dash 8-200	—	12	12	12	37
Embraer EMB-120	—	6	6	—	30

Total	35	121	156	150

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

      In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

			Approximate
Type	Location	Ownership	Square Feet

Headquarters	Phoenix, AZ	Leased	31,000
Training/ Administration	Phoenix, AZ	Leased	27,000
Hangar	Grand Junction, CO	Leased	22,500
Hangar	Farmington, NM	Leased	30,000
Hangar	Phoenix, AZ	Leased	20,000
Hangar/ Office	Phoenix, AZ	Leased	21,425
Engine Shop	Phoenix, AZ	Leased	3,240
Hangar/ Office	Wichita, KS	(1)	30,000
Hangar/ Office	Dubois, PA	Leased	23,000
Hangar	Reading, PA	(1)	56,250
Office (East Coast)	Charlotte, NC	Leased	3,000
Hangar	Charlotte, NC	Leased	30,000

(1)	Building is owned, underlying land is leased.

      We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. America West, US Airways and

Frontier also provide facilities, ticket handling and ground support services for the Company at certain airports.

      Our corporate headquarters facility is leased pursuant to a ten-year lease that commenced November 1, 1998. In October 2002, we entered into an amendment to increase the total square footage to 31,000 and extend the term to August 31, 2012. Our Phoenix Training/ Administration facility is subject to an 89-month lease that commenced on June 1, 2001.

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

      On October 6, 2003, the Company announced that it had made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast whereby the Company would issue 0.9 of a share of its common stock for each Atlantic Coast share. In connection with such proposal, the Company, on October 15, 2003, filed with the SEC the necessary documents to commence a shareholder consent solicitation to replace Atlantic Coast’s current board of directors with independent directors who we believe will give fair consideration to our proposal and announced its intention to make an exchange offer for all the outstanding shares of common stock of Atlantic Coast subject to certain conditions. We believe that our nominees, if elected, would take such action, to the event that it is in the best interest of the Atlantic Coast stockholders to (i) remove the impediments to the consideration of the Company’s exchange offer/merger proposal and any alternative proposals arising pursuant to that certain Rights Agreement dated as of January 27, 1999 between Atlantic Coast and Continental Stock Transfer & Trust Company, and (ii) exempt the Company’s exchange offer/merger proposal, or any other alternative transaction from the restrictions of Section 203 of the Delaware General Corporation Law. We also intended to file with the SEC a Registration Statement on Form S-4 with respect to the issuance of our common stock in connection with the offer to exchange Mesa shares directly with Atlantic Coast shareholders.

      In connection with our proposal, several lawsuits have been filed. On October 27, 2003, Atlantic Coast filed a complaint against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements and omissions in violation of the federal securities laws in connection with its proposed consent solicitation and potential exchange offer. Atlantic Coast’s complaint alleges, among other things, that (i) Mesa failed to disclose Untied Airlines as a participant in its consent solicitation and proposed transaction; (ii) Mesa’s bid to acquire all of Atlantic Coast’s outstanding stock is motivated by its desire to use Atlantic Coast’s cash on hand to resolve Mesa’s difficulties in obtaining financing for additional aircraft purchases; (iii) Mesa CEO Jonathan Ornstein and other Mesa insiders sold a substantial number of Mesa shares in September 2003, shortly before Mesa announced its takeover bid of Atlantic Coast; (iv) other stock transactions produced short-swing profits subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, which requires a corporate insider to disgorge any profit from such transactions; (v) Mesa’s directors, who have determined that an acquisition of Atlantic Coast would be in Mesa’s best interest and are proposing a transaction in which the stockholders of Atlantic Coast would receive shares of Mesa common stock, are not sufficiently independent and have engaged in self-dealing; and (vi) several of Mesa’s nominees to Atlantic Coast’s board of directors are subject to conflicts of interest that would impair their ability to fulfill their fiduciary obligations to Atlantic Coast. Atlantic Coast in its complaint seeks injunctive relief with respect to its allegations. Atlantic Coast in its complaint seeks to (i) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation violate Section 14(a) of the Exchange Act and SEC Rule 14a-9; (ii) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation and exchange offer violate Section 14(e) of the Exchange Act; (iii) require Mesa to correct any alleged material misstatements and omissions; (iv) enjoin Mesa from disseminating its consent statement; and (v) enjoin Mesa from making a proxy consent solicitation and/or tender offer to Atlantic Coast’s stockholders.

      On October 29, 2003, Mesa filed a lawsuit in the Court of Chancery of the State of Delaware seeking to require the Atlantic Coast Board to comply with the proper procedures under Delaware law and the Atlantic Coast by-laws with respect to fixing a record date for the consent solicitation and commencing the 60-day solicitation period. The lawsuit alleges that the action taken by the Atlantic Coast board to set a record date of October 23, 2003 impedes Atlantic Coast’s shareholders’ ability to exercise their voting rights and right to receive superior value for their shares. Mesa is seeking from the Court, among other things, an order for declaratory and injunctive relief declaring that the October 23, 2003 record date is invalid; declaring that the consent solicitation has not yet commenced; and enjoining Atlantic Coast from fixing a record date or declaring that the consent solicitation has commenced.

      On November 25, 2003 and December 2, 2003, Atlantic Coast announced respectively (i) that the consent it received had been revoked and (ii) the cancellation of the record date previously set in connection with Mesa’s consent solicitation.

      On November 26, 2003, Atlantic Coast amended its complaint. The amended complaint, in addition to the allegations contained in its initial complaint filed on October 27, 2003, claims that (i) United Airlines and Mesa acted in concert and conspired in violation of Section 1 of the Sherman Antitrust Act and (ii) Mesa’s attempt to acquire Atlantic Coast is in violation of Section 7 of the Clayton Act. Atlantic Coast simultaneously filed a motion for a preliminary injunction that would, among other things, prohibit Mesa from commencing our consent solicitation and from taking any other action to attempt to acquire control of Atlantic Coast or its board of directors.

      On November 30, 2003, Mesa filed a counterclaim against Atlantic Coast. Mesa’s counterclaim alleges that Atlantic Coast’s preliminary proxy statement and other public statements made in connection with Mesa’s consent solicitation and Atlantic Coast’s business model of becoming an independent low-fare airline are materially false and misleading, in violation of Section 14(a) of the Exchange Act.

      On December 8, 2003, the Corporation Counsel for the District of Columbia initiated an antitrust investigation to determine whether Mesa’s proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act or the District of Columbia Antitrust Act. Mesa intends to fully comply with this inquiry.

      On December 18, 2003, the United States District Court for the District of Columbia enjoined us from proceeding with our consent solicitation and our exchange offer pending final resolution of Atlantic Coast’s antitrust claims against Mesa. On December 19, 2003, the United States Department of Justice initiated an antitrust investigation to determine whether Mesa’s proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act. Mesa intends to fully comply with this inquiry. On December 23, 2003, Mesa announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	46	Chief Executive Officer
Michael J. Lotz	43	President and Chief Operating Officer
George Murnane III	45	Executive Vice President and Chief Financial Officer
Michael Ferverda	59	Senior Vice President — West Coast Operations and President — Freedom Airlines, Inc.
Brian S. Gillman	34	Vice President, General Counsel and Secretary
F. Carter Leake	41	Senior Vice President, US Airways Express
Robert B. Stone	47	Senior Vice President and Treasurer

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

      George Murnane III, Executive Vice President and Chief Financial Officer, was appointed Executive Vice President of the Company effective December 2001 and Chief Financial Officer in January 2003. Mr. Murnane served as a director of the Company from June 1999 until October 2003. Mr. Murnane has served as the President of Barlow Management, Inc. from 1998 until October 2003. From 1996 to December 2001, Mr. Murnane was a Director and Executive Vice President of International Airline Support Group, Inc., a leading redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines, most recently as its Chief Operating Officer. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. For 1986 to 1996, he was an investment banker with the New York investment banking firm of Merrill Lynch & Co., most recently as a Director in the firm’s Transportation Group.

      Michael Ferverda, Senior Vice President — West Coast Operations and President of Freedom Airlines, Inc. (“FAI”), joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — West Coast Operations in February 2003. Prior to the appointments, Mr. Ferveda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has

served the Company in various capacities including pilot, Flight Instructor/ Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

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

      F. Carter Leake, Senior Vice President, US Airways Express, joined the Company in 2001. Mr. Leake served as Executive Vice-President of CCAir, Inc., a former wholly-owned subsidiary of the Company in January 2001 and was promoted to President of CCAir in October 2001. In February 2003, Mr. Leake was appointed to Senior Vice President — US Airways Express. Prior to joining the Company, Mr. Leake served as a Director of Sales for Bombardier Regional Aircraft from November 1996 to January 2001. Previously, Mr. Leake was an analyst with SH&E, an aviation consulting firm in New York, and a US Air Force military pilot.

      Robert B. Stone, Senior Vice President and Treasurer, joined the Company in January 2000 as Chief Financial Officer. Mr. Stone was appointed to the position of Senior Vice President in January 2003. Prior to joining the Company, Mr. Stone was employed by the Boeing Company for more than 20 years, most recently as Vice President, Financial Planning and Analysis. Mr. Stone obtained his MBA from Pacific Lutheran University and his Bachelor of Arts in Business Administration at the University of Washington.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ National Market System under the symbol “MESA.”

	Fiscal 2003		Fiscal 2002

Quarter	High	Low	High	Low

First	$7.09	$2.71	$7.89	$2.80
Second	4.97	3.00	11.43	7.51
Third	7.96	4.50	11.74	7.05
Fourth	13.20	8.42	10.49	3.62

      On December 8, 2003, we had approximately 1,213 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

      On February 7, 2002, in connection with an agreement entered into with Raytheon Aircraft Company (“Raytheon”), we granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10.00. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of issuance. Absent a default by us under the agreement with Raytheon in which case vesting is accelerated, the shares underlying the warrant vest (and are therefore purchasable by Raytheon) according to the following schedule: 13,401 shares in fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. Raytheon has exercised its option to purchase the 2001, 2002 and 2003 warrants but has not yet exercised the warrant. The sale of the warrant and the shares underlying the warrant were made pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      In June 2003, the Company completed the private placement of senior convertible notes due 2023. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. The notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

Item 6.	Selected Financial Data

Selected Financial Data and Operating Statistics

      The selected financial data as of and for each of the five years ended September 30, 2003, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, have been audited by Deloitte & Touche LLP, independent auditors. The Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1999 have been audited by KPMG LLP, independent auditors.

      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

Consolidated Statement of Operations Data:
Operating revenues	$599,990	$496,783	$523,378	$471,612	$404,616
Operating expenses	$547,179	$503,005	$594,020	$429,798	$402,487
Operating income (loss)	$52,811	$(6,222)	$(70,642)	$41,814	$2,129
Interest expense	$5,890	$5,440	$13,469	$15,463	$19,096
Income (loss) before income taxes	$45,326	$(13,524)	$(71,375)	$28,031	$(12,815)
Net income (loss)	$27,961	$(9,309)	$(48,076)	$58,872	$(13,412)
Net income (loss) per share:
Basic	$0.89	$(.28)	$(1.50)	$1.78	$(0.40)
Diluted	$0.83	$(.28)	$(1.50)	$1.77	$(0.40)

	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

Consolidated Balance Sheet Data:
Working capital	$177,051	$73,501	$80,646	$63,953	$33,040
Total assets	$474,163	$352,343	$423,986	$386,594	$403,773
Long-term debt, excluding current portion	$199,023	$110,210	$118,492	$136,127	$114,234
Stockholders’ equity	$116,971	$89,100	$103,126	$144,574	$96,435
Consolidated Operating Statistics:
Passengers carried	6,444,459	5,118,839	4,789,180	4,457,989	4,255,696
Revenue passenger miles (000)	2,814,480	1,986,164	1,796,058	1,561,197	1,324,867
Available seat miles (“ASM”) (000)	4,453,707	3,459,427	3,289,216	2,951,116	2,594,861
Block hours	393,335	352,323	383,310	395,446	367,362
Average passenger journey in miles	436	388	375	350	311
Average stage length in miles	337	298	268	250	225
Load factor	63.2%	57.4%	54.6%	52.9%	51.1%
Break-even passenger load factor	46.3%	60.1%	63.8%	48.5%	52.7%
Revenue per ASM in cents	13.4	14.4	15.9	16.0	15.3
Operating cost per ASM in cents	12.3	14.6	18.1	14.6	15.5
Average yield per revenue passenger mile in cents	21.3	25.0	28.8	30.2	30.1
Average fare	$89.44	$93.93	$106.18	$103.45	$93.59
Aircraft in service	150	124	118	133	140
Cities served	163	147	153	120	138
Number of employees	3,600	3,100	2,820	3,480	3,423

(1)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(2)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

(3)	Net loss in fiscal 2001 includes the effect of impairment and restructuring charges of $80.9 million (pretax).

(4)	Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method for maintenance costs of $18.1 million (pretax) and the benefit of reversing a valuation allowance for deferred tax assets of $21.9 million.

(5)	Net loss in fiscal 1999 includes the effect of impairment and restructuring charges of $28.9 million (pre-tax) and the reversal of a previous charge for the cancellation of the UAL code share agreement of $14.0 million (pretax).

      Our June 9, 1999 acquisition of CCAir was accounted for as a pooling of interests and, accordingly, our consolidated financial statements for fiscal 1999 have been restated to include the results of CCAir for the entire year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere herein.

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

Revenue Recognition

      The America West, United, Frontier and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

      The America West, US Airways, and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

      The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. EAS rates are normally set for two-year contract periods for each city.

Allowance for Doubtful Accounts

      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $4.7 million and $12.8 million at September 30, 2003 and 2002, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At September 30, 2003 and 2002, the Company accrued $1.8 million and $2.0 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

Long-lived Assets, Aircraft and Parts Held for Sale

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair market value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Valuation Allowance for Deferred Tax Assets

      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2003 and 2002, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $0.1 million and $2.9 million, respectively. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2003, 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

Results of Operations

General

      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independent regional airline serving 163 cities in 40 states, Canada, the Bahamas and Mexico. At September 30, 2003, Mesa operated a fleet of 150 aircraft and had approximately 943 daily departures.

      Mesa’s airline operations during fiscal year 2003 were primarily conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue-sharing agreement with America West Airlines, Inc., as US Airways Express under a code-sharing agreement with US Airways, Inc., as United Jet Express under a code-sharing agreement with United and as Frontier Jet-Express under a code-sharing agreement with Frontier. Air Midwest, Inc., a wholly owned subsidiary of Mesa, operates under a code-sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest flights flown as Mesa Airlines in Phoenix operate under a code-sharing agreement with America West. Air Midwest also has a code-sharing agreement with Midwest Airlines in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group began operating as America West Express pursuant to the code-share and revenue-sharing agreement with America West in October 2002. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express and to charge their joint passengers on a combined basis with US Airways.

      The majority of the Company’s fleet of Beechcraft 1900D aircraft is owned by Mesa Airlines. As such, the associated aircraft and debt are recorded on the separate company financial statements of Mesa Airlines. These aircraft are operated by Air Midwest, and as a result, the depreciation and interest associated with these aircraft are charged to Air Midwest by Mesa. Any impairment charges related to these aircraft are recorded on the separate company financial statements of Mesa Airlines.

      The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,

	2003	2002	2001

Passengers	6,444,459	5,118,839	4,789,180
Available seat miles (“ASM”)(000s)	4,453,707	3,459,427	3,289,216
Revenue passenger miles (000s)	2,814,480	1,986,164	1,796,058
Load factor	63.2%	57.4%	54.6%
Yield per revenue passenger mile (cents)	21.3	25.0	28.8
Revenue per ASM (cents)	13.4	14.4	15.9
Operating cost per ASM (cents)	12.3	14.6	18.1
Average stage length (miles)	337	298	268
Number of operating aircraft in fleet	150	124	118
Gallons of fuel consumed	115,640,808	90,969,241	86,977,636
Block hours flown	393,335	352,323	383,310
Departures	296,921	285,680	323,675

Operating Expense Data

Years Ended
September 30, 2003, 2002 and 2001

	2003			2002			2001

		Percent	Cost		Percent	Cost		Percent	Cost
		of Total	Per		of Total	Per		of Total	Per
	Amount	Revenues	ASM	Amount	Revenues	ASM	Amount	Revenues	ASM

	(000s)		(Cents)	(000s)		(Cents)	(000s)		(Cents)
Flight operations	$222,265	37.0%	5.0	$184,301	37.1%	5.3	$175,650	33.6%	5.3
Fuel	113,370	18.9%	2.5	78,200	15.7%	2.3	97,294	18.6%	3.0
Maintenance	115,573	19.3%	2.6	100,037	20.1%	2.9	100,848	19.3%	3.1
Aircraft & traffic servicing	50,053	8.3%	1.1	46,057	9.3%	1.3	53,776	10.3%	1.6

	2003			2002			2001

		Percent	Cost		Percent	Cost		Percent	Cost
		of Total	Per		of Total	Per		of Total	Per
	Amount	Revenues	ASM	Amount	Revenues	ASM	Amount	Revenues	ASM

	(000s)		(Cents)	(000s)		(Cents)	(000s)		(Cents)
Promotion & sales	7,966	1.3%	0.2	12,663	2.5%	0.4	22,243	4.2%	0.7
General & administrative	37,982	6.3%	0.9	44,140	8.9%	1.3	49,676	9.5%	1.5
Depreciation & amortization	10,927	1.8%	0.2	10,932	2.2%	0.3	13,680	2.6%	0.4
Impairment and restructuring charge	(10,957)	(1.8)%	(0.2)	26,675	5.4%	0.8	80,853	15.4%	2.5

Total operating expenses	$547,179	91.2%	12.3	$503,005	101.2%	14.6	$594,020	113.5%	18.1

Interest expense	$5,890	1.0%	0.1	$5,440	1.1%	0.2	$13,469	2.6%	0.4

Other income (expense)	$(2,758)	0.5%	0.1	$(3,404)	0.7%	(0.1)	$10,914	2.1%	0.3

      Note: Numbers in the table above may not be recalculated due to rounding

	Mesa/	Air
Year Ended September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Total operating expenses	467,046	92,687	(10,556)	132,208	(134,206)	547,179

Operating income (loss)	40,509	(6,545)	11,810	43,748	(36,711)	52,811

	Mesa/	Air
Year Ended September 30, 2002 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Total operating expenses	346,284	93,250	58,418	5,053	—	503,005

Operating income (loss)	26,086	1,083	(34,083)	692	—	(6,222)

	Mesa/	Air
Year Ended September 30, 2001 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$320,766	$135,147	$61,069	$6,396	$—	$523,378
Total operating expenses	389,038	129,820	67,301	7,861	—	594,020

Operating income (loss)	(68,272)	5,327	(6,232)	(1,465)	—	(70,642)

Fiscal 2003 Versus Fiscal 2002

Operating Revenues

      In fiscal 2003, operating revenues increased by $103.2 million (20.8%) to $600.0 million, from $496.8 million in fiscal 2002. Mesa and Freedom revenue increased $135.2 million. The primary reason for the increase was the additional revenue derived from placing 30 regional jets into service in 2003. Offsetting this increase, pro-rate revenue at Air Midwest decreased $8.2 million and pro-rate revenue at CCAir decreased $23.1 million. The decrease in pro-rate revenue was primarily due to a 31% decrease in passengers carried by Air Midwest and CCAir, the reduction of four turboprop aircraft in service (as a result of the cessation of CCAir’s operations), as well as a nine percent decrease in the average fare as a result of industry economic conditions. Under revenue-guarantee contracts, we are substantially insulated from industry passenger trends.

Operating Expenses

Flight Operations

      In fiscal 2003, flight operations expense increased 20.6% to $222.3 million (5.0 cents per ASM) from $184.3 million (5.3 cents per ASM) in fiscal 2002. Flight operations expense for Mesa and Freedom increased $58.2 million due to the additional costs associated with operating the 30 additional regional jets that were placed into service in 2003, net of any purchase incentives received in conjunction with the additional jets. This increase was offset by a decrease of $14.2 million in flight operations expense at CCAir, due to the cessation of its operations in November of 2002. The decrease on a cost per ASM basis for the year ended September 30, 2003, is a result of the increase in both the proportion of regional jets to turboprops, as well as the addition of larger regional jets which, on a relative basis, produce more ASMs per mile. Regional jets generally have lower operating costs per ASM than turboprop aircraft.

Fuel

      In fiscal 2003, fuel expense increased 45.0% to $113.4 million (2.5 cents per ASM) from $78.2 million (2.3 cents per ASM) in fiscal 2002. Fuel expense at Mesa and Freedom increased $35.1 million due to the addition of regional jets and fuel expense at Air Midwest increased $2.6 million due to the additional flying assumed by Air Midwest after the cessation of operations at CCAir. The increase is also due to a 14% increase in the average price of fuel, or 12 cents per gallon, due to the rising costs of fuel in the past year primarily as a result of the war in Iraq. These increases were offset by a decrease in fuel expense at CCAir of $2.3 million due to the cessation of its operations. The increase on an ASM basis is due to the 14% increase in the average price of a gallon of fuel.

Maintenance Expense

      In fiscal 2003, maintenance expense increased 15.5% to $115.6 million (2.6 cents per ASM) from $100.0 million (2.9 cents per ASM) in fiscal 2002. Mesa and Freedom maintenance expenses increased $20.8 million primarily as a result of an increased number of aircraft in the fleet, increased repair costs on certain rotable parts and increased engine overhaul expenses at Mesa Airlines. Air Midwest’s maintenance expense increased $2.1 million primarily as a result of transitioning to the power-by-the-hour program for engines and an increase in heavy maintenance checks. Maintenance expenses in the Other segment increased $2.8 million due to our procurement company incurring rotable repair expenses as well as certain purchasing related administrative expenses. These increases in maintenance expense were offset by a decrease at CCAir of $10.0 million due to the cessation of its operations. The decrease on an ASM basis is due to the lower operating costs of flying regional jets versus turboprop aircraft.

Aircraft and Traffic Servicing Expense

      In fiscal 2003, aircraft and traffic servicing expense increased 8.7% to $50.1 million (1.1 cents per ASM) from $46.1 million (1.3 cents per ASM) in fiscal 2002. Mesa and Freedom aircraft and traffic serving expenses increased $9.5 million due to the additional costs associated with operating the 30 additional regional jets that were placed into service in 2003. Offsetting this increase was a $5.2 million decrease at CCAir due to the cessation of its operations. The decrease on a cost per ASM basis for the year ended September 30, 2003, is a result of an increase in the proportion of regional jet ASMs in our fleet. Regional jets generally have lower operating costs per ASM than turboprop aircraft.

Promotion and Sales

      In fiscal 2003, promotion and sales expense decreased 37.1% to $8.0 million (0.2 cents per ASM) from $12.7 million (0.4 cents per ASM) in fiscal 2002. The decrease is due to a decline in the booking and franchise fees paid by Air Midwest and CCAir under pro-rate agreements with their code-share partners caused by a decline in passenger carried under these agreements. The Company does not pay these fees under its regional jet-revenue contracts.

General and Administrative Expense

      In fiscal 2003, general and administrative expense decreased 14.0% to $38.0 million (0.9 cents per ASM) from $44.1 million (1.3 cents per ASM) in fiscal 2002. The decrease is primarily due to a reduction in bad debt expense of $7.4 million as a result of collections on certain receivables that were reserved in prior years. Legal and professional expense decreased $1.9 million in 2003 as a result of the large charge associated with the Beus Gilbert lawsuit that was recognized in 2002. These decreases were offset by an increase in property taxes of $1.9 million, primarily due to the addition of jet aircraft in 2003 and an increase in accrued compensation and benefits of $0.9 million due to headcount increases.

Depreciation and Amortization

      In fiscal 2003, depreciation and amortization expense remained at $10.9 million (0.2 cents per ASM) compared to $10.9 million (0.3 cents per ASM) in fiscal 2002

Impairment and Restructuring Charges (Credits)

      In 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer.

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

Interest Expense

      Interest expense increased $0.5 million from $5.4 million in 2002 to $5.9 million in 2003. The increase is due to $1.9 million interest expense related to the senior convertible notes that were issued in June of 2003. This increase was offset by reduced interest on the Company’s B1900D debt as three B1900D aircraft were returned under our agreement with Raytheon and the outstanding debt on another was settled as a result of the crash of flight 5481.

Other Expense

      In fiscal 2003, other expense decreased $0.6 million from $3.4 million in 2002 to $2.8 million in 2003. In fiscal year 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million related to payments made to the Company under the Air Transportation Safety and System Stabilization Act passed after the terrorist acts of September 11, 2001. Also included in other expense is $0.7 million in net investment related losses on the Company’s portfolio of aviation related securities. These expenses were offset by the gain on an involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 as well as other income received of $1.0 million for TSA funds collected on the Company’s behalf under the Emergency Wartime Supplemental Appropriations Act of 2003 by US Airways and Frontier.

      Included in other expense in fiscal 2002 is $3.2 million in net investment related losses from the Company’s portfolio of aviation related securities, including $1.9 million incurred by our subsidiary UFLY. The minority interest in these losses is deducted out of our net income or loss after income taxes.

Fiscal 2002 Versus Fiscal 2001

Operating Revenues

      In fiscal 2002, operating revenues decreased by $26.6 million (5.1%) to $496.8 million, from $523.4 million in fiscal 2001. Mesa and Freedom revenue increased $51.6 million. The primary reason for the increase was the addition of 13 regional jets that were placed into service in 2002 (eight of which were operated pursuant to revenue-guarantee agreements for the majority of the year). Offsetting this increase, pro-rate revenue at Air Midwest decreased $40.8 million and pro-rate revenue at CCAir decreased $36.7 million. The decrease in pro-rate revenue was primarily due to reductions in pro-rate flying capacity and industry-wide declines in load factors as a result of September 11th. As a result of decreases in capacity and the effects of the events of September 11, 2001, passengers traveling on such pro-rate flights decreased 42.9% for the year. Under revenue-guarantee contracts, we are substantially insulated from industry passenger trends.

Operating Expenses

Flight Operations

      In fiscal 2002, flight operations expense increased 4.9% to $184.3 million (5.3 cents per ASM) from $175.7 million (5.3 cents per ASM) in fiscal 2001. Flight operations expense for Mesa and Freedom increased $25.8 million due to the addition of 13 regional jets, net of any purchase incentives received in conjunction with the additional jets. This increase was offset by decreases of $8.1 million at Air Midwest and $6.4 million at CCAir, which were primarily attributable to the reduction in turboprop flying as well as cost reduction initiatives related to the turboprop operation that included $1.0 million associated with the Raytheon agreement.

Fuel

      In fiscal 2002, fuel expense decreased 19.6% to $78.2 million (2.3 cents per ASM) from $97.3 million (3.0 cents per ASM) in fiscal 2001. The decrease in fuel is due to a 23% decrease in the average price of a gallon of fuel slightly offset by a five percent increase in fuel consumed. The decrease in the average price of a gallon of fuel is a result of a drop in demand due to the terrorist attacks that took place on September 11, 2001. The decrease on an ASM basis is due to the 23% decrease in the average price of a gallon of fuel.

Maintenance Expense

      In fiscal 2002, maintenance expense decreased 0.8% to $100.0 million (2.9 cents per ASM) from $100.8 million (3.1 cents per ASM) in fiscal 2001. The decrease in maintenance costs for fiscal 2002 is primarily the result of $3.4 million in benefits received by Air Midwest as part of the cost reduction agreement reached with Raytheon Aerospace and reduced turboprop flights at both Air Midwest and CCAir. This decrease was offset by higher than expected engine maintenance in the fourth quarter at Mesa and Freedom due to problems related to unexpected component failures, resulting in the premature removal and overhaul of jet engines. The decrease in cost per ASM is a result of an increase in the proportion of regional jet ASMs and the turboprop cost reduction initiatives.

Aircraft and Traffic Servicing Expense

      In fiscal 2002, aircraft and traffic servicing expense decreased 14.4% to $46.1 million (1.3 cents per ASM) from $53.8 million (1.6 cents per ASM) in fiscal 2001. The decrease in aircraft and traffic service expense is primarily due to reductions in turboprop flights that resulted in decreases of $5.0 million at Air Midwest and $4.0 million at CCAir. These decreases were slightly offset by an increase in aircraft and traffic servicing expense at Mesa and Freedom of $1.2 million due to the operation of more regional jets. On an ASM basis, the reduction is a result of the increase in the proportion of regional jet ASMs. The Company can service regional jets with the same number of personnel as smaller turboprop aircraft even though regional jets carry more passengers. In addition, the Company also had more regional jets in service under the US Airways contract in 2002 than in 2001. Under our regional jet contract with US Airways, many of the aircraft and traffic servicing expenses are absorbed directly by US Airways.

Promotion and Sales

      In fiscal 2002, promotion and sales expense decreased 43.6% to $12.5 million (0.4 cents per ASM) from $22.2 million (0.7 cents per ASM) in fiscal 2001. The decrease is primarily a result of decreases in booking fees and franchise fees paid to the Company’s code-share partners by Air Midwest and CCAir as a result of the decrease in pro-rate passenger traffic. Our contract with America West and our jet contract with US Airways eliminate booking fees and travel agency commissions being charged directly to the Company and as such, these costs per ASM are expected to decline as the America West Express and US Airways Express jet operations continue to grow.

General and Administrative Expense

      In fiscal 2002, general and administrative expense decreased 10.9% to $44.3 million (1.3 cents per ASM) from $49.7 million (1.5 cents per ASM) in fiscal 2001. The decrease is primarily due to a reduction in bad debt expense of $13.0 million at Mesa and Freedom, which was due to allowances for receivables recorded in the prior year as a result of the effect that terrorist attacks that took place on September 11, 2001 had on our code-share partners. In addition, professional fees at Mesa decreased approximately $3.0 million as the majority of the legal costs associated with the Beus Gilbert matter were accrued in 2001. We also reduced our 401(k) matching contribution by $0.7 million in 2002. These decreases were offset by increases in passenger liability insurance of $9.9 million due to increased premiums as a result of the events of September 11, 2001 as well as a $4.3 million contract claim release to US Airways as a result of the US Airways bankruptcy restructuring.

Depreciation and Amortization

      In fiscal 2002, depreciation and amortization expense decreased 20.1% to $10.9 million (0.3 cents per ASM) from $13.7 million (0.4 cents per ASM) in fiscal 2001. The decrease in depreciation occurred primarily at Air Midwest as a result of the cessation of depreciation on aircraft and parts held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. We are also no longer incurring goodwill amortization expense as all goodwill was written off at September 30, 2001.

Impairment and Restructuring Charges

      In fiscal 2002, the Company’s subsidiary, CCAir made a decision to discontinue its operations. As a result of this decision, CCAir recorded a restructuring and impairment charge of $19.8 million. The charge is comprised of $0.7 million of severance and other employee related liabilities, $4.6 million in aircraft related return costs, $7.8 million for future aircraft lease payments, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $0.9 million to write off the value of equipment and leasehold improvements and $1.7 million to reduce maintenance deposits held by a lessor to net realizable value.

      Also in fiscal 2002, we returned 12 of the 15 B1900D aircraft permitted under our agreement with Raytheon. As a result of unanticipated increases in the cost of meeting return conditions, Mesa and Freedom recorded an additional impairment charge of $3.3 million. The remaining three aircraft are expected to be returned to Raytheon in fiscal 2003. A charge of $3.6 million was also taken in the Other Segment to accrue for the remaining lease payments and future costs of returning two Shorts 360 aircraft the Company is subleasing to an operator in Europe.

Interest Expense

      The decrease in interest expense of $8.1 million from $13.5 million in 2001 to $5.4 million in 2002 primarily occurred at Mesa and Freedom due to reduced interest rates on our Beechcraft 1900D aircraft as the majority of the fleet is financed at variable interest rates as well as $0.9 million in benefits received by Air Midwest from Raytheon Aerospace as part of the cost reduction agreement.

Other Income and Expense

      In fiscal 2002, other income and expense decreased $14.3 million from income of $10.9 million in 2001 to expense of $3.4 million in 2002. Included in other income is $3.2 million in net investment related losses (unrealized losses of $5.2 million offset by realized gains of $2.0 million). The investment losses in the Other Segment include losses from the Company’s portfolio of aviation related securities, including $1.9 million incurred by our subsidiary UFLY. The minority interest in these losses is deducted out of our net income or loss after income taxes. Included in other income for fiscal 2001 was $14.7 million in grants awarded by the DOT as part of the Airline Transportation Safety and System Stabilization Act; of this amount, Mesa was awarded $11.6 million, Air Midwest was awarded $2.2 million and CCAir was awarded $0.9 million.

Liquidity and Capital Resources

      The Company had cash, cash equivalents, and marketable securities of $166.1 million at September 30, 2003, compared to cash, cash equivalents and marketable securities of $54.4 million at September 30, 2002. Primary sources of cash included net cash provided by operating activities of $54.6 million; net proceeds of $96.9 million from the placement of senior convertible debentures; proceeds from aircraft insurance of $3.2 million; proceeds from the sale of rotable and expendable inventory of $2.6 million; and proceeds from the exercise of stock options of $2.2 million. Offsetting these sources of cash, our primary uses of cash included capital expenditures of $18.0 million related to the build-up of inventory as a result of the current and future expansions of our aircraft fleet (net of the receipt of deferred credits); deposits on aircraft orders of $12.0 million; principal payments of $15.7 million on our long-term debt; and the purchase and retirement of our common stock of $2.3 million. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

      In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million to us. Net proceeds from the offering totaled $96.9 million. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. Cash interest is payable on the notes at the rate of 6.25% per year on the original issue amount principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations at any of our wholly owned subsidiaries to the extent of the collateral pledged.

      The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. As of September 30, 2003, the notes have met the criteria described above and are eligible for conversion.

      The remainder of our long-term debt was primarily incurred pursuant to the acquisition of our B1900D aircraft. In 2003, the Company retired $7.9 million in debt by returning three B1900D aircraft. The Company also retired $3.2 million in debt with insurance proceeds from the crash of flight 5481. At September 30, 2003, we owned 35 B1900D aircraft that have underlying maturities from 2010 through 2012.

      As of September 30, 2003, we had receivables of approximately $25.5 million (net of an allowance for doubtful accounts of $4.7 million), compared to $29.1 million (net of an allowance for doubtful accounts of $12.8 million) at September 30, 2002. The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House. The allowance for doubtful accounts decreased as a result of the settlement with US Airways where previously reserved receivables were written off against the allowance and as a result of collections from America West of a portion of the receivables that were previously reserved.

      During fiscal 2003, we had code-share agreements with America West, US Airways, Frontier, United and Midwest Airlines. Approximately 98%, 98% and 97% of the Company’s consolidated passenger revenue for the years ended September 30, 2003, 2002 and 2001, respectively, were derived from these agreements. Accounts receivable from our code-share partners were 57% of total gross accounts receivable at September 30, 2003 and 2002.

      A termination of the America West, United, or US Airways code share agreements (specifically the jet contracts) would have a material adverse effect on our business prospects, financial position, results of operations and cash flows. If termination without renewal should occur, management believes they would be able to reduce costs quickly through reductions in headcount or parking aircraft. Additionally management believes they could continue flying certain routes or transfer certain aircraft, particularly the regional jets, to new markets and new code-share arrangements with other carriers. As of December 8, 2003, we had cash and marketable securities in excess of $163.4 million.

      On June 13, 2003, the Company entered into a letter of intent with LogisTechs Inc. (“LogisTechs”), an affiliate of GE Capital Aviation Services, for the sale, repair and management of the Company’s aircraft spare parts inventory. Under the terms of the letter of intent, LogisTechs will purchase $20 to $60 million in existing spare parts inventory from the Company and purchase additional inventory required to meet specified service levels for the Company’s planned regional jet fleet growth. LogisTechs will also provide overall management, planning and logistics support for the Company’s spare parts requirements and Rockwell Collins Aviation Services will be responsible for managing the spare parts repair process. The arrangement will cover all of the Company’s regional jets as well as its Dash 8-200 turboprop aircraft. The transaction, which remains subject to final documentation, will have a term of ten years. The Company expects to finalize the transaction in the third quarter of 2004.

      At September 30, 2003, we had four aircraft remaining on order under our June 1999 aircraft purchase agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”). In conjunction with this purchase agreement, we had $4.2 million remaining on deposit with Embraer, which was included with lease and equipment deposits at September 30, 2003. The remaining deposit was returned upon delivery of the last four aircraft in December 2003.

      Since 1999, our Board of Directors authorized us to repurchase up to 6.4 million shares of our outstanding common stock. As of September 30, 2003, we had acquired and retired approximately 4.6 million shares (approximately 14.4%) of our outstanding common stock at an aggregate cost of approximately $26.0 million, leaving approximately 1.8 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

      In December 2000, the Company entered into an agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement contained a financial covenant that required the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2003. We had $16.1 million in letters of credit outstanding at September 30, 2003, which reduced the amount available under the line of credit with Fleet. There were no other amounts outstanding under this facility at September 30, 2003. Based upon available collateral, $9.8 million remained available under the line at September 30, 2003. The agreement expires in December 2003 and was not renewed. As of December 8, 2003, $8.8 million in letters of credit remained outstanding, which the Company has cash collateralized with

Fleet. Upon termination of the agreement, the collateralization of these letters of credit results in the Company having restricted cash.

      As of December 8, 2003, we have 17 aircraft remaining on order under our May 2001 aircraft purchase agreement with BRAD. In conjunction with this purchase agreement, we had $15.0 million remaining on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2003. The remaining deposits will be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

      As of September 30, 2003, the Company had permanently financed 11 of the 21 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining ten aircraft were subject to interim financing. Subsequent to year end, the Company took delivery of two additional Bombardier CRJ-900 aircraft, both of which were delivered with interim financing. In December 2003, the Company completed permanent financing of one CRJ-700 and seven CRJ-900 aircraft, increasing the number of aircraft available under the interim facility by seven. The Company currently has five aircraft on interim financing provided by the manufacturer and its ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances the Company will be able to obtain permanent financing for existing or future aircraft deliveries.

      We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2003, we leased 121 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at September 30, 2003.

      On December 19, 2003, the Company acquired the assets of bankrupt Midway Airlines Corporation for $9.2 million. Assets acquired included two owned CRJ aircraft, all of Midway’s CRJ spare parts and support equipment, all aircraft landing and/or takeoff slots at New York LaGuardia and Washington National airports, and all related acquisition materials associated with the operation of Midway’s CRJ operations. The Company also assumed the leases on six CRJ aircraft and Midway’s right to three additional leased aircraft. The Company expects to operate the aircraft under its existing code-share agreements.

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

Contractual Obligations

      As of September 30, 2003, we had $207.5 million in long-term debt (including current maturities). This amount consisted primarily of $100.6 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $100.1 million related to the issuance of the senior convertible notes, $4.1 million related to the settlement of past contractual claims of an aircraft manufacturer, and $1.0 million related to a mortgage note payable on one of our real estate properties.

      The following table sets forth our cash obligations as of September 30, 2003.

In thousands:	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt:
Notes payable related to B1900Ds	$6,684	$6,612	$6,810	$7,014	$7,223	$66,258	$100,601
Senior convertible debt notes (assuming no conversions)	—	—	—	—	—	100,112	100,112
Note payable to manufacturer	786	786	786	1,791	—	—	4,149
Mortgage note payable	35	38	41	44	48	790	996
Other	1,014	111	105	70	71	313	1,684

Total long-term debt	8,519	7,547	7,742	8,919	7,342	167,473	207,542

Payments under operating leases:
Cash aircraft rental payments(1)	171,201	168,837	168,258	163,309	150,771	1,224,435	2,046,811
Lease payments on equipment and operating facilities	497	356	215	47	46	502	1,663

Total lease payments	171,698	169,193	168,473	163,356	150,817	1,224,937	2,048,474

Future aircraft acquisition costs(2)	575,000	—	—	—	—	—	575,000

Total	$755,217	$176,740	$176,215	$172,275	$158,159	$1,392,410	$2,831,016

(1)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	Represents the estimated cost of commitments to acquire CRJ-700, CRJ-900 and ERJ-145 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

Maintenance Commitments

      In January 1997, the Company entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.

      In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for its Dash 8-200 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices. Maintenance expense is recognized in the period the maintenance is performed.

      In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. Maintenance expense is recognized in the period the maintenance is performed. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

      In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs to PWC. The prepayment is being amortized to expense over the term of the agreement. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

Recent Accounting Pronouncements

      In December 2002, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting of stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time but has adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the interim or annual periods ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The adoption has not and is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. The Company’s debt obligations are primarily variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $0.3 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2003 interest income would be impacted by approximately $0.1 million. The Company’s investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2003 would impact the results of the Company by approximately $2.8 million.

      We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the America West, Frontier, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2003, 84% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.2 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 33	— Independent Auditors’ Report.
Page 34	— Consolidated Statements of Operations — Years ended September 30, 2003, 2002 and 2001.
Page 35	— Consolidated Balance Sheets — September 30, 2003 and 2002.
Page 36	— Consolidated Statements of Cash Flows — Years ended September 30, 2003, 2002 and 2001.
Page 37	— Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2003, 2002 and 2001.
Page 38	— Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Mesa Air Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, substantially all of the Company’s passenger revenue is derived from code share agreements with America West, United and US Airways.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

December 24, 2003

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Operating revenues:
Passenger	$577,582	$480,826	$508,518
Freight and other	22,408	15,957	14,860

Total operating revenues	599,990	496,783	523,378

Operating expenses:
Flight operations	222,265	184,301	175,650
Fuel	113,370	78,200	97,294
Maintenance	115,573	100,037	100,848
Aircraft and traffic servicing	50,053	46,057	53,776
Promotion and sales	7,966	12,663	22,243
General and administrative	37,982	44,140	49,676
Depreciation and amortization	10,927	10,932	13,680
Impairment and restructuring charges (credits)	(10,957)	26,675	80,853

Total operating expenses	547,179	503,005	594,020

Operating income (loss)	52,811	(6,222)	(70,642)

Other income (expense):
Interest expense	(5,890)	(5,440)	(13,469)
Interest income	1,163	1,542	1,822
Other income (expense)	(2,758)	(3,404)	10,914

Total other expense	(7,485)	(7,302)	(733)

Income (loss) before income taxes	45,326	(13,524)	(71,375)
Income taxes (benefit)	17,360	(3,632)	(23,299)

Income (loss) before minority interest	27,966	(9,892)	(48,076)
Minority interest in consolidated subsidiary	(5)	583	—

Net income (loss)	$27,961	$(9,309)	$(48,076)

Net income (loss) per common share — basic	$.89	$(.28)	$(1.50)

Net income (loss) per common share — diluted	$.83	$(.28)	$(1.50)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,547	$45,870
Marketable securities	13,558	8,517
Receivables, primarily traffic, net	25,493	29,072
Expendable parts and supplies, net	25,044	21,238
Aircraft and parts held for sale	—	24,546
Prepaid expenses and other current assets	28,202	25,730
Deferred income taxes	28,436	16,228

Total current assets	273,280	171,201
Property and equipment, net	158,176	127,450
Lease and equipment deposits	27,352	15,538
Deferred income taxes	1,727	29,287
Other assets	13,628	8,867

Total assets	$474,163	$352,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,519	$19,088
Accounts payable	39,315	24,434
Air traffic liability	3,490	3,362
Accrued compensation	6,581	5,950
Income taxes payable	896	510
Other accrued expenses	37,428	44,356

Total current liabilities	96,229	97,700
Long-term debt, excluding current portion	199,023	110,210
Deferred credits	57,116	48,992
Other noncurrent liabilities	4,824	5,374

Total liabilities	357,192	262,276

Minority interest	—	967
Commitments and contingencies (notes 2, 4, 6, 9, 14, 15, 20 and 22) Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value, 75,000,000 shares authorized; 31,704,625 and 31,989,886 shares issued and outstanding, respectively	114,580	114,670
Retained earnings (accumulated deficit)	2,391	(25,570)

Total stockholders’ equity	116,971	89,100

Total liabilities and stockholders’ equity	$474,163	$352,343

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$27,961	$(9,309)	$(48,076)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	10,927	10,932	13,680
Impairment and restructuring charges	(10,957)	26,675	80,853
Deferred income taxes	15,352	(4,651)	(24,068)
Gain on involuntary conversion of aircraft	(1,283)	—	—
Unrealized (gain) loss on investment securities	(255)	5,175	7,960
Amortization of deferred credits	(5,544)	(3,897)	(1,235)
Provision for (recovery of) doubtful accounts	(1,771)	5,605	14,327
Provision for obsolete expendable parts and supplies	1,639	—	648
DOT settlement	4,154	—	—
Minority interest	5	(583)	—
Changes in assets and liabilities:
Receivables	3,001	(5,228)	(2,584)
Expendable parts and supplies	(5,445)	10,953	(3,634)
Prepaid expenses and other current assets	(2,472)	(7,526)	(9,607)
Accounts payable	14,881	(19,692)	21,127
Income taxes	386	510	(2,721)
Cost to return aircraft held for sale	(2,097)	(6,648)	(13,623)
Other accrued liabilities	6,144	(4,098)	(4,409)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	54,626	(1,782)	28,638

Cash Flows from Investing Activities:
Capital expenditures	(27,370)	(9,737)	(16,430)
Proceeds from sale of rotable and expendable inventory	2,637	8,198	—
Proceeds from aircraft insurance	3,218	—	—
Net purchases of investment securities	(4,786)	(10,035)	(4,386)
Change in other assets	935	(6,301)	442
Lease and equipment deposits	(12,013)	4,860	(1,820)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,379)	(13,015)	(22,194)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(15,733)	(9,424)	(8,854)
Proceeds from senior convertible notes	100,112	—	—
Net borrowings (payments) on line of credit	—	(20,000)	20,000
Debt issuance costs	(3,262)	—	—
Proceeds from issuance of common stock	2,224	930	9,951
Common stock purchased and retired	(2,314)	(5,956)	(6,770)
Proceeds from receipt of deferred credits	9,375	13,927	32,016
Contribution from minority interest	—	5,000	—
Distribution to minority interest shareholders	(972)	(3,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	89,430	(18,523)	46,343

NET CHANGE IN CASH AND CASH EQUIVALENTS	106,677	(33,320)	52,787
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,870	79,190	26,403

CASH AND CASH EQUIVALENTS AT END OF YEAR	$152,547	$45,870	$79,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$6,014	$8,230	$14,912
Cash paid for income taxes	1,130	556	3,559
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Return of aircraft for reduction of long-term debt and accrued interest	$8,164	$32,749	$—
Inventory and other credits received in conjunction with aircraft financing	4,978	3,729	3,491
Tax benefit — stock compensation	449	188	3,447

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained
			Earnings
Years Ended September 30,	Number of	Common	(Accumulated
2003, 2002, and 2001	Shares	Stock	Deficit)	Total

	(In thousands, except number of shares)
Balance at October 1, 2000	32,286,303	$112,759	$31,815	$144,574
Exercise of stock options	1,531,000	9,951	—	9,951
Common stock purchased and retired	(768,120)	(6,770)	—	(6,770)
Tax benefit — stock compensation	—	3,447	—	3,447
Net loss	—	—	(48,076)	(48,076)

Balance at September 30, 2001	33,049,183	119,387	(16,261)	103,126
Exercise of stock options	154,123	930	—	930
Common stock purchased and retired	(1,213,420)	(5,956)	—	(5,956)
Tax benefit — stock compensation	—	188	—	188
Amortization of warrants	—	121	—	121
Net loss	—	—	(9,309)	(9,309)

Balance at September 30, 2002	31,989,886	114,670	(25,570)	89,100
Exercise of stock options	270,088	1,465	—	1,465
Common stock purchased and retired	(555,349)	(2,314)	—	(2,314)
Tax benefit — stock compensation	—	449	—	449
Amortization of warrants	—	134	—	134
Issuance of warrants	—	176	—	176
Net income	—	—	27,961	27,961

Balance at September 30, 2003	31,704,625	$114,580	$2,391	$116,971

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2003, 2002 and 2001

1.     Summary of Significant Accounting Policies

Principles of Consolidation and Organization

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania company; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. UFLY was established in fiscal 2002 to make strategic investments in US Airways common stock. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. CCAir ceased operations on November 3, 2002 and was dissolved in the second quarter of fiscal 2003. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to fiscal year end. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is an independent regional airline serving 163 cities in 40 states, the Bahamas, Canada and Mexico. At September 30, 2003, the Company operated a fleet of 150 aircraft and had approximately 943 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share relationship with United Airlines (“United”), as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”), and as Frontier JetExpress under a code-share agreement with Frontier Airlines, Inc. (“Frontier”). Freedom operates as America West Express pursuant to the Company’s code-share agreement with America West. Air Midwest operates under code-share agreements with America West, US Airways and Midwest Airlines. Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Prior to ceasing operations, CCAir operated under a code-share agreement with US Airways as US Airways Express. Approximately 98% of our consolidated passenger revenues for 2003 were derived from operations associated with code-share agreements.

      The financial arrangement between Mesa and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The America West jet and Dash-8 code-share agreement, the Frontier regional jet agreement, the United jet and Dash-8 code-share agreement and the US Airways regional jet agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The America West B1900 agreement, Midwest Airlines agreement and US Airways

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turboprop agreement are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

      In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa also has contracts with the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when its aircraft are not otherwise used for scheduled service.

      Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code-share agreement with the same code-share partner. The agreement with America West expires in 2012; the agreements with US Airways expire on various dates from 2005 to 2012; the agreements with United expire between 2011 and 2013; the agreement with Frontier expires on December 31, 2003, and the agreement with Midwest Airlines expires in 2006. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, breach other contractual terms and conditions and, in the case of the US Airways turboprop code-share agreements generally upon six months notice by either party. The US Airways regional jet service agreement and the Kansas City code-share agreement are not subject to the six-month cancellation clause.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

      Marketable securities consist of shares of common stock and exchange traded options and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Holdings and the related gains or losses are based upon trade date, regardless of whether settlement has occurred. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Receivables and Concentration of Risk

      The passenger tickets collected by the Company at the time of travel are primarily sold by the code-share partners as discussed above. As a result, the Company has a significant concentration of its accounts receivable tied to its relationship with its code-share partners. See discussion in Note 2.

Expendable Parts and Supplies

      Expendable parts and supplies are stated at the lower of cost using the first-in, first-out method or market, and are charged to expense as they are used. The Company provides for an allowance for obsolescence over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. The Company reviews the adequacy of this allowance on a quarterly basis.

Aircraft and Parts Held for Sale

      Aircraft and parts held for sale were comprised of aircraft the Company identified as surplus as well as expendable and rotable inventory that was in excess of the Company’s needs. Aircraft that were previously identified as held for sale were under contract to return to the manufacturer and were valued at the contract price, less the cost to return the aircraft to meet the manufacturer’s return conditions. Quantities of rotable

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expendable inventory that are surplus to the Company’s needs are valued at fair market value, less costs to sell. Fair market value is determined based upon the Company’s experience in selling similar assets and outside appraisals.

      At September 30, 2002, the Company had three Beechcraft 1900D turboprop aircraft and certain excess rotable parts held for sale. The aircraft were returned to the manufacturer in fiscal 2003 and the unsold excess rotable parts were returned to operating equipment. The Company continues to market for sale any excess rotable parts it may have. Depreciation on the rotable parts returned to operations will resume in fiscal 2004.

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

      The Company is exposed to the effect of changes in the price and availability of aircraft fuel to the extent such exposure is not passed through to its revenue-guarantee code-share partners. Currently approximately 84% of the Company’s fuel costs are associated with the Company’s America West, United, Frontier and US Airways (regional jet) revenue-guarantee code-share agreements, thus these companies bear the risk of increases in the Company’s fuel costs under these agreements. From time-to-time the Company utilizes financial derivative instruments as a hedge to mitigate its exposure to the remaining (at risk) aircraft fuel cost. Because aircraft fuel is not traded on organized futures exchanges, liquidity for aircraft fuel hedging is limited. However, the airline industry has found that heating oil contracts are effective instruments for hedging aircraft fuel. The Company does not purchase or hold any derivative financial instruments for trading purposes. At September 30, 2003, the Company held no fuel hedge derivative instruments. Included in fuel expense is a gain of $0.2 million related to hedging activities for the year ended September 30, 2003. There was no hedging activity in 2002 or 2001.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair market value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $0.8 million, $1.2 million and $1.1 million of interest in fiscal 2003, 2002 and 2001, respectively.

Other Assets

      Other assets primarily consist of the capitalized costs associated with establishing financing for aircraft, the noncurrent portion of prepaid maintenance, and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-17 years. Prepaid maintenance is amortized over the six-year term of the related maintenance contract. The debt issuance costs are amortized over the 20 year life of the senior convertible notes.

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

Deferred Credits

      Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers. These incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. These credits are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

Revenue Recognition

      The America West, United, Frontier and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

      The America West, US Airways, and Midwest Airlines turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

      The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. EAS rates are normally set for two-year contract periods for each city.

Maintenance Expense

      The Company generally charges the cost of engine and aircraft maintenance to expense as incurred. The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

      In January 1997, the Company entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.

      In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for its Dash 8-200 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices. Maintenance expense is recognized in the period the maintenance is performed.

      In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. Maintenance expense is recognized in the period the maintenance is performed. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

      In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs to PWC. The prepayment is being amortized to expense over the term of the agreement. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

Minority Interest

      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Office. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to fiscal year end. The Company owned greater than 50% of UFLY in 2003, 2002 and 2001 and therefore the financial results of UFLY are included in the consolidated financial results of the Company. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

Earnings (Loss) Per Share

      The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	31,556	32,803	32,065
Effect of dilutive outstanding stock options and warrants	507	—	—
Effect of dilutive outstanding convertible debt	2,935	—	—

Weighted average shares outstanding — diluted	34,998	32,803	32,065

Adjustments to net income (loss):
Net income (loss)	$27,961	$(9,309)	$(48,076)
Interest expense on convertible debt, net of tax	1,144	—	—

Adjusted net income (loss)	$29,105	$(9,309)	$(48,076)

      The effect of options to purchase 599,000 and 363,000 shares of common stock in fiscal 2002 and 2001 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

Stock Options

      The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted only the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, which permits pro-forma net earnings and pro-forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair value based measurement method defined in SFAS No. 123 had been applied. Warrants issued to non-employees are also accounted for under SFAS No. 123, at fair value on the measurement date.

      Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated by the pro forma amounts below:

	2003	2002	2001

Net income (loss) as reported	$27,961	$(9,309)	$(48,076)
Stock option compensation expense calculated under SFAS 123.	(2,082)	(2,221)	(1,411)

Pro forma	$25,879	$(11,530)	$(49,487)

Income (loss) per share — basic:
As reported	$0.89	$(0.28)	$(1.50)

Pro forma	$0.86	$(0.35)	$(1.54)

Net income (loss) per share — diluted:
As reported	$0.83	$(0.28)	$(1.50)

Pro forma	$0.77	$(0.35)	$(1.54)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $3.29, $4.12, and $5.42, respectively, on the grant date as determined by using the Black-Scholes option pricing model with the following weighted average assumptions: an expected dividend yield 0.0%, an expected life of 6 years, a risk-free interest rate of 4.3%, 3.0% and 4.2%, and volatility of 80.5%, 75.5% and 73.5% in 2003, 2002 and 2001, respectively.

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

Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has four airline operating subsidiaries, Mesa Airlines, Freedom Airlines, Air Midwest and CCAir and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into four reportable segments. Mesa Airlines and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900D turboprop aircraft. CCAir, prior to ceasing operations, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting of stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time but has adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the interim or annual periods ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The adoption has not and is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

      Certain reclassifications were made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

2.     Concentrations

      The Company has-code share agreements with America West, US Airways, United Airlines, Frontier and Midwest Airlines. Approximately 98%, 98% and 97% of the Company’s consolidated passenger revenue for the years ended September 30, 2003, 2002 and 2001, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 57% of total gross accounts receivable at September 30, 2003 and 2002.

      On December 9, 2002, UAL Corp., the parent of United Airlines, filed for Chapter 11 bankruptcy protection. As a result of this filing, United Airlines is required to obtain ratification of certain new code-share and revenue-guarantee agreements. On February 27, 2003, the Company reached agreement with United on a five-year revenue-guarantee agreement for 10 Dash-8 aircraft (which does not require Bankruptcy Court approval). Further, on July 1, 2003, the Company signed a memorandum of understanding with United, to operate regional jets under a revenue-guarantee agreement in addition to the 10 Dash-8 aircraft already under contract. The regional jets under the agreement include 15 50-seat aircraft, 15 70-seat aircraft and 15 additional 70-seat aircraft to replace the 50-seat regional jets upon their term expiration (for a total of 30

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

70-seat aircraft). The expanded agreement became effective in August 2003 and, unless extended, has a final expiration of December 2013. Should United not emerge from bankruptcy, the inability to fulfill contract commitments for aircraft under this contract could have a material adverse effect on the Company.

      Passenger revenue received from America West amounted to 44%, 40% and 38% of the Company’s total passenger revenue in fiscal 2003, 2002 and 2001, respectively. Passenger revenue received from US Airways amounted to 38%, 35% and 27% of the Company’s total passenger revenue in fiscal 2003, 2002 and 2001, respectively. This revenue is recorded in the Mesa and Freedom operating segment (see Note 21). A termination of the America West, United or US Airways code-share agreements (specifically the revenue-guarantee jet contracts) would have a material adverse effect on the Company’s business prospects, financial position, results of operations and cash flows.

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

      The terrorist attacks of September 11, 2001 had a significant impact on the Company. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 3,300 Mesa Air Group flights. The cancelled flights and loss of consumer confidence in the airline industry resulted in lost revenue from these cancelled flights and lower load factors and revenue yield on flights operated. The Company was also impacted by the costs incurred during the temporary shutdown that could not be avoided, the write down of receivables related to the Company’s code-share partners as well as the resulting impairment and restructuring charges.

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

      The Company enters into short positions on common equity securities when management believes that the Company may capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company is effectively hedging against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marks short positions to market at each reporting period with the associated gain or loss value reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $13.2 million and $7.0 million at September 30, 2003 and 2002, respectively. Unrealized gains (losses) for the period that relate to trading securities (including short positions) held at September 30, 2003, 2002 and 2001 were ($2.5) million, ($3.0) million and ($8.0) million, respectively.

5.     Property and Equipment

      Property and equipment consists of the following:

	September 30,

	2003	2002

	(In thousands)
Flight equipment, substantially pledged	$174,681	$134,489
Other equipment	26,476	26,375
Leasehold improvements	4,006	3,834
Furniture and fixtures	2,018	2,155
Buildings	4,418	4,126
Vehicles	1,092	1,161

	212,691	172,140
Less accumulated depreciation and amortization	(54,515)	(44,690)

Net property and equipment	$158,176	$127,450

6.     Line of Credit

      In December 2000, the Company entered into an agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement contained a financial covenant that required the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2003. The Company had $16.1 million in letters of credit outstanding at September 30, 2003, which reduced the amount available under the line of credit with Fleet. There were no other amounts outstanding under this facility at September 30, 2003. Based upon available collateral, $9.8 million remained available under the line at September 30, 2003. The agreement expires in December 2003 and will not be renewed. As of December 8, 2003, $8.8 million in letters of credit remained outstanding, which the Company has cash collateralized with Fleet. Upon termination of the agreement, the collateralization of these letters of credits results in the Company having restricted cash.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Other Accrued Expenses

      Other accrued expenses consist of the following:

	September 30,

	2003	2002

	(In thousands)
Accrued legal and professional fees	$7,980	$7,082
Deferred credits — current	7,192	6,507
Accrued compensation and benefits	5,680	3,917
Accrued lease expense	4,864	2,427
Accrued property taxes	3,183	2,481
Accrued interest	2,189	411
Accrued landing fees	1,322	1,340
Accrued simulator time	89	1,294
Accrued aircraft return and restructuring costs	—	14,919
Other	4,929	3,978

	$37,428	$44,356

8.     Deferred Credits

      The Company accounts for aircraft purchase incentives provided by the aircraft manufacturers as deferred credits. These credits are amortized over the life of the related lease as a reduction of lease expense, which is included in flight operations in the statements of operations. Deferred credits include the value of aircraft purchase incentives, such as credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. In addition, during May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa initially received $25.2 million and received $1.1 million per month through April 2003 to resolve these outstanding claims. These amounts are included in deferred credits at September 30, 2003.

9.     Long-Term Debt

      In June 2003, the Company completed the private placement of senior convertible notes (collectively, the “Notes”) due 2023, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on the Notes at a rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on the Notes prior to maturity, and the Notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the Notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. The Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. The Notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Repayment of the Notes is jointly and severally guaranteed on an unconditional basis by the Company’s wholly owned domestic subsidiaries. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

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

      Long-term debt consists of the following:

	September 30,

	2003	2002

	(In thousands)
Senior convertible notes due 2023	$100,112	$—
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 2.91% to 7.15% at September 30, 2003, collateralized by the underlying aircraft	100,601	120,833
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	4,149	4,935
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	996	1,029
Other	1,684	2,501

Total debt	207,542	129,298
Less current portion	(8,519)	(19,088)

Long-term debt	$199,023	$110,210

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,

(In thousands)
2004	$8,519
2005	7,547
2006	7,742
2007	8,919
2008	7,342
Thereafter	167,473

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Common Stock Purchase and Retirement

      In December 1999, the Company’s Board of Directors authorized the Company to purchase up to approximately 3.4 million shares of the outstanding common stock of the Company. In January 2001, the Board approved the purchase by the Company of up to an additional one million shares of its common stock. In October 2002, the Company’s Board authorized the purchase of an additional two million shares. As of September 30, 2003, the Company has acquired and retired approximately 4.6 million shares of its outstanding common stock at an aggregate cost of approximately $26.0 million leaving approximately 1.8 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

11.     Income Taxes

      Income tax expense (benefit) consists of the following:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Current:
Federal	$777	$(470)	$114
State	1,231	1,489	655

	2,008	1,019	769

Deferred:
Federal	14,877	(3,948)	(21,246)
State	475	(703)	(2,822)

	15,352	(4,651)	(24,068)

	$17,360	$(3,632)	$(23,299)

      The difference between the actual income tax expense (benefit) and the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Computed “expected” tax expense (benefit)	$15,864	$(4,733)	$(24,981)
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes (benefit)	1,109	511	(1,908)
Other	387	(106)	552
Non-deductible amortization of intangibles	—	—	807
Increase in valuation allowance	—	696	2,231

	$17,360	$(3,632)	$(23,299)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,329	$24,014
Deferred credits	15,951	10,980
Other accrued expenses	7,752	14,347
Alternative minimum tax	2,173	1,947
Allowance for doubtful receivables	1,793	3,037
Unrealized trading (gains) losses	945	1,987
Inventory	730	4,394
Intangibles	574	676
General business credit carryforwards	—	1,731

Total deferred tax assets	$49,247	$63,113

Deferred tax liabilities:
Property and equipment	$(15,640)	(11,007)
Other	(3,364)	(3,664)
Valuation allowance	(80)	(2,927)

Total deferred tax liabilities	$(19,084)	$(17,598)

      Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $2.2 million that do not expire and consolidated federal net operating loss carryforwards of approximately $37.7 million that expire in years 2018 through 2022. The Company also has other federal net operating losses of $7.4 million that have limits on their annual usage that expire in 2017. During 2002, the Company established a valuation allowance of $0.7 million for certain state net operating loss carryforwards that expired in 2003 or are expected to expire unutilized in the future. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

12.     Stockholders’ Equity

      In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $5.3 million and $6.0 million (which included $0.7 million relating to 2001) was recorded as a reduction to flight operations, maintenance and interest expense during 2003 and 2002, respectively. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10.00. The Company recorded the issuance of these warrants at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock and therefore the amounts net to zero. The contra equity value of these warrants is being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. Each of the warrants is

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrants vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. The warrants vest according to the following schedule: 13,401 shares for a portion of fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2003, Raytheon has exercised its option to purchase the 2001, 2002 and 2003 warrants but has not yet exercised any of the warrants.

      In June 2003, the Company completed the private placement of senior convertible notes (the “Notes”) due 2023. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. The Notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the Notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the Notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the Notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the Notes may require the Company to repurchase the Notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

      At September 30, 2003, the Company sponsored the following stock-based compensation plans:

      In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair market value on the date of grant. At September 30, 2003, there were 52,000 options outstanding under this plan. There are no options available for grant under this plan.

      In July 1998, the Company adopted a new stock option plan for outside directors. This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at fair market value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. At September 30, 2003, there were 184,753 options outstanding and 183,093 options available for future grants under this plan.

      In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the ‘1996 Stock Option Plan’) that provides for the granting of options to purchase up to 2,800,000 shares of the Company’s common stock at the fair market value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2003, there were 2,547,805 options outstanding and 170,760 options available for future grants under this plan.

      In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair market value on the date of grant. At September 30, 2003 there were 1,112,533 options outstanding and 280,284 options available for future grants under this plan.

      In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan in connection with the CCAir merger. At September 30, 2003, there were 24,856 options outstanding and there are no options available for future grants under this plan.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair market value on the date of grant. At September 30, 2003 there were 500,000 options outstanding and 1,500,000 options available for future grants under this plan.

      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant or six months following the grant.

      Transactions involving stock options under these plans are summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,889	$7.10	2,885	$7.56	4,258	$7.06
Granted	1,019	4.96	1,486	6.31	744	8.55
Exercised	(270)	5.42	(154)	6.09	(1,531)	6.50
Canceled/Forfeited	(216)	6.51	(328)	8.11	(586)	7.94

Outstanding at end of year	4,422	$6.73	3,889	$7.10	2,885	$7.56

Exercisable at end of year	2,485	$7.47	2,014	$7.59	1,596	$8.02

      At September 30, 2003, the range of exercise prices for the aforementioned options was $2.31 to $14.77.

      The following table summarizes information concerning options outstanding at September 30, 2003:

	Stock Options			Stock Options
	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.31 - $3.99	44,228	7.5 Years	$3.27	12,428	$2.31
$4.00 - $5.99	1,835,832	7.6 Years	4.77	492,627	4.97
$6.00 - $7.99	722,958	6.2 Years	6.55	477,092	6.42
$8.00 - $9.99	1,452,881	5.2 Years	8.34	1,304,630	8.31
$10.00 - $11.99	352,080	5.7 Years	10.93	184,847	10.91
$12.00 - $14.77	13,968	7.8 Years	12.23	13,568	12.23

Options at September 30, 2003	4,421,947	6.5 Years	$6.73	2,485,192	$7.47

13.     Benefit Plans

      The Company has a 401(k) plan covering the employees of Mesa Airlines, Air Midwest and the airline support operations (the “Mesa Plan”). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation, as defined. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2003, the Company made matching contributions of 25 percent of employee contributions up to 10 percent of annual employee compensation. Upon completing one year of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year thereafter. Employees become fully vested in employer contributions after completing five years of employment. The Company has the right to terminate the 401(k) plan at any time. Contributions by the Company to the Mesa Plan for the years ended September 30, 2003, 2002 and 2001 were approximately $0.7 million, $0.3 million and $0.9 million, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CCAir also had a 401(k) plan covering the employees of CCAir. The plan was terminated and the assets were distributed to the participants on September 12, 2003. All employees became 100% vested when CCAir ceased operations in November 2002. Contributions by CCAir to this plan were approximately $0.1 million and $0.2 million in fiscal 2002 and 2001, respectively. There were no contributions by CCAir in 2003.

14.     Lease Commitments

      At September 30, 2003, the Company leased 121 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. At September 30, 2003, six CRJ-700 and four CRJ-900 aircraft are subject to interim financing agreements. The Company expects to replace these interim arrangements with long-term operating leases and, accordingly, requirements under the interim arrangements are included in the minimum lease commitment table below. Aggregate rental expense totaled approximately $136.1 million, $109.1 million and $87.4 million for the years ended September 30, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,

(In thousands)
2004	$171,698
2005	169,193
2006	168,473
2007	163,356
2008	150,817
Thereafter	1,224,937

15.     Commitments and Contingencies

      In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of September 30, 2003, the Company had taken delivery of 32 ERJ-145 aircraft, which have been financed as operating leases. The Company took delivery of the remaining four aircraft in December 2003. In conjunction with this purchase agreement, Mesa had $4.2 million remaining on deposit with Embraer that was included in lease and equipment deposits at September 30, 2003. The remaining deposit was returned upon delivery of the last four aircraft.

      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company is now committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of September 30, 2003, the Company has taken delivery of all 15 CRJ-700 aircraft and six CRJ-900 aircraft and anticipates taking delivery of the remaining 19 CRJ-900 aircraft in fiscal 2004. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at September 30, 2003. The remaining deposits are expected to be returned on a pro rata basis in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/ Spartanburg, S.C. There were no survivors among the 21 passengers and crew members aboard the Beechcraft 1900D aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. The Company is unable to predict the amount of claims, if any, relating to the crash which may ultimately be made against it and how those claims might be resolved. The Company maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 5481.

      The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16.     Financial Instruments

      The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximate fair values due to the short maturity periods of these instruments. The fair value of securities is based on quoted marked prices (see note 4). The carrying value of the Company’s long-term debt approximates fair value based on the current terms offered for debt of the same or similar remaining maturities.

17.     Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2003	$267	$1,639	$—	$1,906
September 30, 2002	2,496	—	(2,229)	267
September 30, 2001	1,848	648	—	2,496
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2003	$12,799	$(1,771)	$(6,347)	$4,681
September 30, 2002	14,695	5,605	(7,501)	12,799
September 30, 2001	368	14,327	—	14,695

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Selected Quarterly Financial Data (Unaudited)

      The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003(1)
Operating revenues	$133,093	$137,312	$154,075	$175,510
Operating income (loss)	(112)	19,254	14,109	19,560
Net income (loss)	(560)	12,046	5,792	10,683
Net income (loss) per share — basic	$(0.02)	$0.38	$0.18	$0.35
Net income (loss) per share — diluted	$(0.02)	$0.38	$0.18	$0.29
2002(2)
Operating revenues	$111,234	$119,575	$133,797	$132,177
Operating income (loss)	4,718	8,718	8,448	(28,106)
Net income (loss)	3,666	5,185	2,658	(20,818)
Net income (loss) per share — basic	$0.11	$0.16	$0.08	$(0.63)
Net income (loss) per share — diluted	$0.11	$0.15	$0.08	$(0.63)

(1)	Second quarter amounts include impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(2)	Fourth quarter amounts include impairment and restructuring charges totaling $26.7 million (pretax).

19.     Impairment and Restructuring Charges (Credits)

Beechcraft 1900D, Jetstream 31 and Goodwill Impairment

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

      In fiscal 2002, the Company returned 12 of the 15 B1900D aircraft permitted under its agreement with Raytheon, and as a result of unanticipated increases in the cost of meeting return conditions, the Company recorded an additional impairment charge of $3.3 million. In fiscal 2003, the Company returned the three remaining B1900D aircraft permitted under its agreement with Raytheon, and as a result of additional costs required of meeting the return conditions of these and previous aircraft, the Company recorded an additional impairment charge of $1.1 million.

CCAir Impairment and Restructuring

      As a result of the inability of CCAir to reduce its operating costs and its continued history of operating losses, as well as receiving a notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2002, management at CCAir elected to cease operations as of that date. As a result, the Company took a pretax restructuring and impairment charge of $19.8 million in fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.

      In fiscal 2003, CCAir surrendered its operating certificate to the FAA and filed articles of dissolution with the State of Delaware. As a result of these events and CCAir’s lack of liquidity, it became clear that CCAir would be unable to pay any of its obligations. In fiscal 2003, in light of CCAir’s inability to pay its obligations and the resulting dissolution, the Company reversed the restructuring charges recorded in fiscal 2002 by approximately $12 million. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the obligations incurred solely by CCAir and not guaranteed by the Company. Including these charges and reversals, CCAir had after tax net income of $8.3 million and an after tax net loss of ($21.2) million for the years ended September 30, 2003 and 2002, respectively.

Shorts 360 Impairment

      Also in 2002, the Company’s sublease of two Shorts 360 aircraft the Company had been subleasing to an operator in Europe expired and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor. The remaining restructuring reserves are primarily related to the remaining lease payments and the future costs of returning these two aircraft.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2003 are as follows:

	Reserve			Non-	Reserve			Non-	Reserve
Description of	Oct. 1,		Cash	Cash	Sept. 30,		Cash	Cash	Sept. 30,
Charge	2000	Provision	Utilized	Utilized	2001	Provision	Utilized	Utilized	2002

Restructuring:
Severance and other	$(236)	$—	$236	$—	$—	$(658)	$—	$—	$(658)
Costs to return aircraft	(2,202)	(16,136)	13,623	—	(4,715)	(10,040)	6,648	—	(8,107)
Aircraft lease payments	—	(3,610)	—	—	(3,610)	(9,238)	3,610	—	(9,238)
Cancellation of maintenance agreement	—	(1,200)	—	—	(1,200)	—	1,200	—	—
Impairment:
Impairment of surplus inventory	—	(3,233)	—	3,233	—	(4,143)	—	4,143	—
Impairment of maintenance deposits					—	(1,682)	—	1,682	—
Impairment of aircraft and other property	—	(47,421)	—	47,421	—	(914)	—	914	—
Writeoff of goodwill	—	(9,253)	—	9,253	—	—	—	—	—

Total	$(2,438)	$(80,853)	$13,859	$59,907	$(9,525)	$(26,675)	$11,458	$6,739	$(18,003)

[continued from above, first column repeated]

	Reserve		Reversal		Non-	Reserve
Description of	Sept. 30,		of	Cash	Cash	Sept. 30,
Charge	2002	Provision	Charges	Utilized	Utilized	2003

Restructuring:
Severance and other	$(658)	$—	$—	$110	$—	$(548)
Costs to return aircraft	(8,107)	(1,050)	4,593	2,097	250	(2,217)
Aircraft lease payments	(9,238)	—	7,414	120	516	(1,188)
Cancellation of maintenance agreement	—	—	—	—	—	—
Impairment:
Impairment of surplus inventory	—	—	—	—	—	—
Impairment of maintenance deposits	—	—	—	—	—	—
Impairment of aircraft and other property	—	—	—	—	—	—
Writeoff of goodwill	—	—	—	—	—	—

Total	$(18,003)	$(1,050)	$12,007	$2,327	$766	$(3,953)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The reserve balance of $4.0 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

20.     Related Party Transactions

      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. The Company paid fees totaling $1.3 million, $0.9 million and $0.8 million to Barlow in fiscal 2003, 2002 and 2001, respectively, for arranging for leasing companies to participate in the Company’s various aircraft financings under this agreement. At December 22, 2003, Jonathan Ornstein, the Company’s Chairman of the Board and Chief Executive Officer, and George Murnane III, the Company’s Executive Vice President and Chief Financial Officer were each members of Barlow and each hold a 25% membership interest therein. James Swigart, a member of the Board of Directors of the Company, withdrew as a member of Barlow effective October 3, 2003. Prior to Mr. Swigart’s withdrawal from Barlow, each of Messrs. Swigart, Ornstein and Murnane held a 20% membership interest in Barlow. Distributions to the members of Barlow are determined by the members on a year-to-year basis. Substantially all of Barlow’s revenues are derived from its agreement with the Company.

      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby the Company would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds from such sales to the Company less a market-based fee. At September 30, 2003 and 2002, the Company had $2.5 million and $2.4 million, respectively, in inventory on consignment with IASG. The Company had accounts receivable from IASG for the proceeds from inventory sales of $0.2 million and $10,000 as of September 30, 2003 and 2002, respectively. During fiscal 2003, 2002 and 2001, respectively, the Company paid IASG approximately $0.4 million, $0.3 million and $0.6 million in commissions on sales of surplus aircraft parts. During 2003, IASG provided consultation on determining the fair value of the Company’s surplus inventory. Mr. Ronald Fogleman, a member of the Company’s Board of Directors, and Mr. Murnane were members of the board of directors of IASG during fiscal 2003 and Mr. Murnane was an executive officer of IASG before joining the Company. Messrs. Fogleman and Murnane resigned from the Board of Directors of IASG in mid 2003. In September 2003, IASG ceased operations.

      The Company provides reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $61,000 during fiscal 2003 and $0.1 million for these services during fiscal 2002 and 2001. At September 30, 2003 and 2002, the Company had receivables from Europe-By-Air of $35,000 and $32,000, respectively. Mr. Ornstein and Mr. Swigart are major shareholders of Europe-By-Air.

      The Company has used the services of the law firm of Piper Rudnick (formerly Verner, Liipfert, Bernhard, McPherson and Hand) for labor related actions. The Company paid Piper Rudnick $0.3 million and $0.6 million for legal-related services in 2003 and 2002, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Piper Rudnick.

      During fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufactures of regional airline equipment. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During 2003, 2002 and 2001, the Company paid RAP’s operating costs totaling approximately $200,000, $165,000 and $18,000, respectively. Included in these amounts are wages and expense of Mr. Parker, which amounted to $114,000, $99,000 and $4,000 in fiscal 2003, 2002 and 2001, respectively. Since inception, the Company has financed 100% of RAP’s operations.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. In September 2001, the Company began making investments in US Airways common stock on behalf of the Company and the other investors. UFLY was formally established in October 2001. In fiscal 2002, the Company contributed $5.0 million in investments and the other members contributed $5.0 million in cash to form UFLY. Also during 2002, UFLY made capital distributions of $2.5 million back to the Company and $3.0 million to the other members. Shares held by the Company prior to formation sustained an unrealized loss at September 30, 2001 of approximately $1.0 million. UFLY had investment gains of $28,000 and investment losses of $1.9 million during fiscal 2003 and 2002, respectively. Mr. Ornstein is a shareholder/owner and managing member of UFLY. Mr. Ornstein received no additional compensation from the Company or UFLY for his role as managing member of UFLY. As of September 30, 2003, all of UFLY’s remaining assets have been distributed and UFLY has been dissolved.

      In fiscal 2003, Durango Pro-Focus used the services of the Company for pilot training. The Company billed Durango Pro-Focus $45,000 in fiscal year 2003 for pilot training services. Mr. Fogleman is the President and Chief Executive Officer of Durango Pro-Focus. The Company had accounts receivable of $45,000 from Durango Pro-Focus as of September 30, 2003.

      The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

21.	Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has four airline operating subsidiaries, Mesa Airlines, Freedom Airlines, Air Midwest and CCAir and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into four reportable segments. Mesa Airlines and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. CCAir, prior to ceasing operations, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries. MAG-AIM was established to purchase, distribute and manage the operating companies’ inventory. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.

      Mesa Airlines and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, United, US Airways and Frontier Airlines. Mesa Airlines also provides passenger service with Dash-8 aircraft under a revenue-guarantee contract with America West and under a pro-rate contract with US Airways. As of September 30, 2003, Mesa Airlines and Freedom operated a fleet of 108 aircraft — 64 CRJs, 32 ERJs and 12 Dash-8’s.

      Air Midwest provides passenger service with Beechcraft 1900D aircraft under the revenue-guarantee contract with America West and under pro-rate contracts with US Airways and Midwest Airlines. As of September 30, 2003, Air Midwest operated a fleet of 37 Beechcraft 1900D turboprop aircraft.

      CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under pro-rate revenue contracts with US Airways. As of September 30, 2002, CCAir operated a fleet of 14 aircraft — 9 Jetstreams and 5 Dash-8s. CCAir ceased operations on November 3, 2002.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Other category consists of Mesa Air Group (holding company), MPD, RAS, MAGI, UFLY and MAG-AIM. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, ASM’s and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement company. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Year Ended
September 30, 2003 (000’s)	Mesa/Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Depreciation and amortization	5,078	3,307	—	2,542	—	10,927
Operating income (loss)	40,509	(6,545)	11,810	43,747	(36,710)	52,811
Interest expense	(1,376)	(2,849)	(173)	(1,720)	228	(5,890)
Interest income	837	4	4	593	(275)	1,163
Income (loss) before income tax and minority interest	33,447	(6,817)	13,486	41,967	(36,757)	45,326
Income tax (benefit)	12,553	(2,353)	5,165	16,073	(14,078)	17,360
Total assets	367,455	19,073	441	310,095	(222,901)	474,163
Capital expenditures	5,828	121	—	21,421	—	27,370

Year Ended
September 30, 2002 (000’s)	Mesa/Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Depreciation and amortization	5,316	3,492	485	1,639	—	10,932
Operating income (loss)	26,086	1,083	(34,083)	692	—	(6,222)
Interest expense	116	(4,322)	(1,375)	141	—	(5,440)
Interest income	125	2	35	1,380	—	1,542
Income (loss) before income tax and minority interest	26,071	(3,475)	(35,431)	(689)	—	(13,524)
Income tax (benefit)	7,002	(933)	(9,515)	(186)	—	(3,632)
Total assets	225,047	22,488	6,710	359,557	(261,459)	352,343
Capital expenditures	3,849	2,001	987	2,900	—	9,737

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
September 30, 2001 (000’s)	Mesa / Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$320,766	$135,147	$61,069	$6,396	$—	$523,378
Depreciation and amortization	5,945	7,069	820	(154)	—	13,680
Operating income (loss)	(68,272)	5,327	(6,232)	(1,465)	—	(70,642)
Interest expense	(20)	(11,645)	(1,653)	(151)	—	(13,469)
Interest income	1,351	24	(11)	458	—	1,822
Income (loss) before income tax and minority interest	(59,255)	(4,156)	(6,678)	(1,286)	—	(71,375)
Income tax (benefit)	(19,343)	(1,357)	(2,180)	(419)	—	(23,299)
Total assets	318,892	29,418	19,459	311,729	(255,512)	423,986
Capital expenditures	9,217	3,319	3,434	460	—	16,430

22.	Subsequent Events

      On October 6, 2003, the Company announced that it had made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast whereby the Company would issue 0.9 of a share of its common stock for each Atlantic Coast share. In connection with such proposal, the Company, on October 15, 2003, filed with the SEC the necessary documents to commence a shareholder consent solicitation to replace Atlantic Coast’s current board of directors with independent directors who we believe will give fair consideration to our proposal and announced its intention to make an exchange offer for all the outstanding shares of common stock of Atlantic Coast subject to certain conditions. We believe that our nominees, if elected, would take such action, to the event that it is in the best interest of the Atlantic Coast stockholders to (i) remove the impediments to the consideration of the Company’s exchange offer/merger proposal and any alternative proposals arising pursuant to that certain Rights Agreement dated as of January 27, 1999 between Atlantic Coast and Continental Stock Transfer & Trust Company, and (ii) exempt the Company’s exchange offer/merger proposal, or any other alternative transaction from the restrictions of Section 203 of the Delaware General Corporation Law. We also intended to file with the SEC a Registration Statement on Form S-4 with respect to the issuance of our common stock in connection with the offer to exchange Mesa shares directly with Atlantic Coast shareholders.

      In connection with our proposal, several lawsuits have been filed. On October 27, 2003, Atlantic Coast filed a complaint against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements and omissions in violation of the federal securities laws in connection with its proposed consent solicitation and potential exchange offer. Atlantic Coast’s complaint alleges, among other things, that (i) Mesa failed to disclose Untied Airlines as a participant in its consent solicitation and proposed transaction; (ii) Mesa’s bid to acquire all of Atlantic Coast’s outstanding stock is motivated by its desire to use Atlantic Coast’s cash on hand to resolve Mesa’s difficulties in obtaining financing for additional aircraft purchases; (iii) Mesa CEO Jonathan Ornstein and other Mesa insiders sold a substantial number of Mesa shares in September 2003, shortly before Mesa announced its takeover bid of Atlantic Coast; (iv) other stock transactions produced short-swing profits subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, which requires a corporate insider to disgorge any profit from such transactions; (v) Mesa’s directors, who have determined that an acquisition of Atlantic Coast would be in Mesa’s best interest and are proposing a transaction in which the stockholders of Atlantic Coast would receive shares of Mesa common stock, are not sufficiently independent and have engaged in self-dealing; and (vi) several of Mesa’s nominees to Atlantic Coast’s board of directors are subject to conflicts of interest that would impair their ability to fulfill their fiduciary obligations to Atlantic Coast. Atlantic Coast in its complaint

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seeks injunctive relief with respect to its allegations. Atlantic Coast in its complaint seeks to (i) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation violate Section 14(a) of the Exchange Act and SEC Rule 14a-9; (ii) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation and exchange offer violate Section 14(e) of the Exchange Act; (iii) require Mesa to correct any alleged material misstatements and omissions; (iv) enjoin Mesa from disseminating its consent statement; and (v) enjoin Mesa from making a proxy consent solicitation and/or tender offer to Atlantic Coast’s stockholders.

      On October 29, 2003, Mesa filed a lawsuit in the Court of Chancery of the State of Delaware seeking to require the Atlantic Coast Board to comply with the proper procedures under Delaware law and the Atlantic Coast by-laws with respect to fixing a record date for the consent solicitation and commencing the 60-day solicitation period. The lawsuit alleges that the action taken by the Atlantic Coast board to set a record date of October 23, 2003 impedes Atlantic Coast’s shareholders’ ability to exercise their voting rights and right to receive superior value for their shares. Mesa is seeking from the Court, among other things, an order for declaratory and injunctive relief declaring that the October 23, 2003 record date is invalid; declaring that the consent solicitation has not yet commenced; and enjoining Atlantic Coast from fixing a record date or declaring that the consent solicitation has commenced.

      On November 25, 2003 and December 2, 2003, Atlantic Coast announced respectively (i) that the consent it received had been revoked and (ii) the cancellation of the record date previously set in connection with Mesa’s consent solicitation.

      On November 26, 2003, Atlantic Coast amended its complaint. The amended complaint, in addition to the allegations contained in its initial complaint filed on October 27, 2003, claims that (i) United Airlines and Mesa acted in concert and conspired in violation of Section 1 of the Sherman Antitrust Act and (ii) Mesa’s attempt to acquire Atlantic Coast is in violation of Section 7 of the Clayton Act. Atlantic Coast simultaneously filed a motion for a preliminary injunction that would, among other things, prohibit Mesa from commencing our consent solicitation and from taking any other action to attempt to acquire control of Atlantic Coast or its board of directors.

      On November 30, 2003, Mesa filed a counterclaim against Atlantic Coast. Mesa’s counterclaim alleges that Atlantic Coast’s preliminary proxy statement and other public statements made in connection with Mesa’s consent solicitation and Atlantic Coast’s business model of becoming an independent low-fare airline are materially false and misleading, in violation of Section 14(a) of the Exchange Act.

      On December 8, 2003, the Corporation Counsel for the District of Columbia initiated an antitrust investigation to determine whether Mesa’s proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act or the District of Columbia Antitrust Act. Mesa intends to fully comply with this inquiry.

      On December 18, 2003, the United States District Court for the District of Columbia enjoined us from proceeding with our consent solicitation and our exchange offer pending final resolution of Atlantic Coast’s antitrust claims against Mesa. On December 19, 2003, the United States Department of Justice initiated an antitrust investigation to determine whether Mesa’s proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act. Mesa intends to fully comply with this inquiry. On December 23, 2003, Mesa announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast.

      On December 19, 2003, the Company acquired the assets of bankrupt Midway Airlines Corporation for $9.2 million. Assets acquired included two owned CRJ aircraft, all of Midway’s CRJ spare parts and support equipment, all aircraft landing and/or takeoff slots at New York LaGuardia and Washington National airports, and all related acquisition materials associated with the operation of Midway’s CRJ operations. The

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also assumed the leases on six CRJ aircraft and Midway’s right to three additional leased aircraft. The Company expects to operate the aircraft under its existing code-share agreements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with accountants on accounting and financial disclosure.

PART III

      All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2003 annual meeting of stockholders anticipated to be held February 10, 2004, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 11.	Executive Compensation

      The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2004 annual meeting of stockholders.

Item 14.	Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the annual period covered by this report but also concluded that these are certain weaknesses in our expendable and rotable parts area that could be improved upon. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

3. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference.
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representatives of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan, as Amended	Filed herewith
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed herewith
5.4	Employee Stock Option Plan, as amended	Filed herewith
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.2		Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.3		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4		Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed herewith
10.5		Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed herewith
10	.6(1)	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith
10.7		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.13(1)	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways	Filed herewith
10	.14(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003	Filed herewith

Exhibit
Number	Description	Reference

10.15	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.16	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495 and incorporated herein by reference
10.17	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.18	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein, as amended	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.19	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz, as amended	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.20	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.21	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.22	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as Amended	Filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
18.1	Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By: /s/ JONATHAN G. ORNSTEIN

Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ GEORGE MURNANE III

George Murnane III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 29, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONATHAN G. ORNSTEIN and GEORGE MURNANE III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 29, 2003

/s/ JAMES E. SWIGART James E. Swigart	Director	December 29, 2003

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 29, 2003

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	December 29, 2003

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 29, 2003

/s/ JULIE SILCOCK Julie Silcock	Director	December 29, 2003

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 29, 2003

CERTIFICATION

      I, Jonathan G. Ornstein, certify that:

1) I have reviewed this annual report on Form 10-K of Mesa Air Group, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ JONATHAN G. ORNSTEIN

Jonathan G. Ornstein
Mesa Air Group, Inc.

Date: December 29, 2003

CERTIFICATION

      I, George Murnane III, certify that:

1) I have reviewed this annual report on Form 10-K of Mesa Air Group, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ GEORGE MURNANE III

George Murnane III
Mesa Air Group, Inc.

Date: December 29, 2003

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference.
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representatives of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998 and incorporated herein by reference
5.2	2001 Key Officer Stock Option Plan, as Amended	Filed herewith
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed herewith
5.4	Employee Stock Option Plan, as amended	Filed herewith
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference

Exhibit
Number		Description	Reference

10.3		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4		Second Amendment to Codeshare and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed herewith
10.5		Third Amendment to Codeshare and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed herewith
10	.6(1)	Fourth Amendment to Codeshare and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith
10.7		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.13(1)	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways	Filed herewith
10	.14(1)	Service Agreement between USAirways, Inc. and Air Midwest, Inc. dated as of May 14, 2003	Filed herewith