Form 10-K/A
period 2003-09-30
MESA AIR GROUP INC
filed 2004-01-05
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Mesa Air Group, Inc. is filing this amendment to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on December 29, 2003, solely for the purpose of filing additional exhibits previously omitted from the 10-K and to revise the exhibit list to include omitted exhibit numbers.

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

3. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representatives of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan, as Amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.1		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2		Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.3		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4		Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.6(1)	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.7		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.13(1)	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways	Filed as Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.14(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.15		Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.16		Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495 and incorporated herein by reference
10.17		Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.18		Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein, as amended	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.19		Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz, as amended	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.20		Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.21		Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.22		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as Amended	Filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
18.1		Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001 and incorporated herein by reference
21.1		Subsidiaries of the Registrant	Filed as Exhibit 21.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
23.1		Independent Auditors’ Consent of Deloitte and Touche LLP	Filed as Exhibit 23.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
31.1		Section 302 Certification of Chief Executive Officer	Filed in Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
31.2		Section 302 Certification of Chief Financial Officer	Filed in Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
32.1		Section 906 Certification of Chief Executive Officer	Filed herewith
32.2		Section 906 Certification of Chief Financial Officer	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

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

Dated: January 2, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	January 2, 2004

* James E. Swigart	Director	January 2, 2004

* Daniel J. Altobello	Director	January 2, 2004

* Ronald R. Fogleman	Director	January 2, 2004

* Maurice A. Parker		Director	January 2, 2004

* Julie Silcock		Director	January 2, 2004

* Joseph L. Manson		Director	January 2, 2004

*By:	/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference.
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representatives of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998 and incorporated herein by reference
5.2	2001 Key Officer Stock Option Plan, as Amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Codeshare and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference

Exhibit
Number		Description	Reference

10.3		First Amendment to Codeshare and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4		Second Amendment to Codeshare and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		Third Amendment to Codeshare and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.6(1)	Fourth Amendment to Codeshare and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.7		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.13(1)	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways	Filed as Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Service Agreement between USAirways, Inc. and Air Midwest, Inc. dated as of May 14, 2003	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number	Description	Reference

10.15	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.16	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495 and incorporated herein by reference
10.17	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.18	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein, as amended	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.19	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz, as amended	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.20	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.21	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.22	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as Amended	Filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
18.1	Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed as Exhibit 21.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed as Exhibit 23.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
31.1	Section 302 Certification of Chief Executive Officer	Filed in Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
31.2	Section 302 Certification of Chief Financial Officer	Filed in Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
32.1	Section 906 Certification of Chief Executive Officer	Filed herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.