Form 10-Q
period 2003-12-31
MESA AIR GROUP INC
filed 2004-02-17
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15495

Mesa Air Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

410 North 44th Street, Suite 700, Phoenix, Arizona	85008
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(602) 685-4000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [   ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes [X] No [   ]

     On February 5, 2004 the registrant had outstanding 31,745,774 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2003	2002

Operating revenues:
Passenger	$181,323	$127,677
Freight and other	6,230	5,416

Total operating revenues	187,553	133,093

Operating expenses:
Flight operations	67,941	49,719
Fuel	35,932	24,485
Maintenance	36,694	31,724
Aircraft and traffic servicing	13,824	13,312
Promotion and sales	1,648	2,401
General and administrative	17,091	8,672
Depreciation and amortization	3,353	2,609

Total operating expenses	176,483	132,922

Operating income	11,070	171

Other income (expense):
Interest expense	(2,698)	(1,557)
Interest income	496	262
Other income	702	211

Total other expense	(1,500)	(1,084)

Income (loss) before income taxes and minority interest	9,570	(913)
Income taxes (benefit)	3,665	(350)

Income (loss) before minority interest	5,905	(563)
Minority interest	—	3

Net income (loss)	$5,905	$(560)

Income (loss) per common share:
Basic	$0.19	$(0.02)
Diluted	$0.16	$(0.02)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share amounts)

	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$139,486	$152,547
Marketable securities	11,076	13,558
Restricted cash	9,268	—
Receivables, primarily traffic, net	23,096	25,493
Expendable parts and supplies, net	27,807	25,044
Prepaid expenses and other current assets	21,396	28,202
Deferred income taxes	25,199	28,436

Total current assets	257,328	273,280
Property and equipment, net	198,984	158,176
Lease and equipment deposits	24,823	27,352
Deferred income taxes	1,727	1,727
Intangibles, net	1,222	—
Other assets	13,206	13,628

Total assets	$497,290	$474,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,809	$8,519
Accounts payable	41,449	39,315
Air traffic liability	2,927	3,490
Accrued compensation	5,192	6,581
Income taxes payable	—	896
Other accrued expenses	34,096	37,428

Total current liabilities	92,473	96,229
Long-term debt, excluding current portion	219,598	199,023
Deferred credits	57,277	57,116
Other noncurrent liabilities	4,610	4,824

Total liabilities	373,958	357,192

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 75,000,000 shares authorized; 31,742,507 and 31,704,625 shares issued and outstanding, respectively	115,036	114,580
Retained earnings	8,296	2,391

Total stockholders’ equity	123,332	116,971

Total liabilities and stockholders’ equity	$497,290	$474,163

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	December 31,	December 31,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$5,905	$(560)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,353	2,609
Tax benefit-stock compensation	83	5
Deferred income taxes	3,237	(349)
Unrealized (gain) loss on investment securities	510	689
Amortization of deferred credits	(1,518)	(1,518)
Provision for obsolete expendable parts and supplies	300	300
Provision for doubtful accounts	696	—
Minority interest	—	(3)
Changes in assets and liabilities:
Restricted cash	(9,268)	—
Receivables	1,701	(11,335)
Expendable parts and supplies	(2,283)	(1,934)
Prepaid expenses and other current assets	6,806	5,926
Accounts payable	1,384	959
Income taxes	(896)	(537)
Cost to return aircraft held for sale	—	(701)
Other accrued liabilities	(4,710)	(1,303)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,300	(7,752)

Cash Flows from Investing Activities:
Capital expenditures	(10,561)	(1,292)
Acquisition of Midway assets, net	(9,160)	—
Proceeds from sale of rotable and expendable inventory	385	1,198
Net sales of investment securities	1,972	2,785
Change in other assets	281	343
Net (payments) returns of lease and equipment deposits	1,129	(3,628)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,954)	(594)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,244)	(3,943)
Proceeds from issuance of common stock	373	275
Common stock purchased and retired	—	(1,867)
Proceeds from receipt of deferred credits	464	3,120
Distribution to minority interest shareholders	—	(375)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,407)	(2,790)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,061)	(11,136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,486	$34,734

	Three Months Ended

	December 31,	December 31,
	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,204	$1,485
Cash paid for income taxes, net	1,265	535
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Long-term debt assumed in Midway asset purchase	$24,109	$—
Inventory and other credits received in conjunction with aircraft financing	427	440

	(Concluded)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation

     The accompanying unaudited, consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three-month periods have been made. Operating results for the three-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

     The accompanying consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania company; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group - Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. UFLY was established in fiscal 2002 to make strategic investments in US Airways common stock. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. CCAir ceased operations on November 3, 2002 and was dissolved in the second quarter of fiscal 2003. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to fiscal year end. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Minority Interest

     In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Office. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to September 30, 2003. The Company owned greater than 50% of UFLY in 2003 and therefore the financial results of UFLY were included in the consolidated financial results of the Company for that year. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners. For the three months ended December 31, 2002, UFLY had a $7,000 investment loss.

3.	Acquisitions

     In December, the Company announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast. Transaction related costs of $5.3 million are included in General and administrative expenses in the three month period ended December 31, 2003.

     On December 19, 2003, the Company purchased the assets of Midway Airlines Corporation (“Midway”) for $9.2 million through Midway’s Chapter 7 bankruptcy proceeding. The assets include Midway’s operating certificate (which has been subsequently returned to the FAA), six leased CRJ-200 aircraft, two owned CRJ-200 aircraft, all of Midway’s CRJ spare parts and support equipment, all aircraft landing and/or takeoff slots at New York LaGuardia and Washington National airports and all related acquisition materials associated with the operation of Midway’s CRJ operations. The Company also assumed $24.1 million in debt related to the two CRJ-200 aircraft. The Company purchased the Midway assets in order to meet its 2004 growth plans.

     The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the consolidated statements of income from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon preliminary estimates of fair values.

4.	Segment Reporting

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company had a fourth operating subsidiary, CCAir, which ceased operations on November 3, 2002. The Company has aggregated these operating segments into four reportable segments. Mesa Airlines and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. Prior to ceasing operations, CCAir operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.

     Mesa Airlines and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines’ code-share agreement with Frontier terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of December 31, 2003, Mesa Airlines and Freedom operated a fleet of 116 aircraft – 68 CRJs, 36 ERJs and 12 Dash-8’s.

     Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines. As of December 31, 2003, Air Midwest operated a fleet of 42 Beechcraft 1900D turboprop aircraft.

     CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under pro-rate revenue contracts with US Airways. CCAir ceased operations on November 3, 2002.

     The Other category consists of Mesa Air Group (holding company), MPD, RAS, MAGI, UFLY, MAG-AIM, Mesa Leasing, Inc. and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, ASM’s and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement company. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Three Months ended	Mesa /	Air
December 31, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$165,079	$21,160	$—	$81,463	$(80,149)	$187,553
Depreciation and amortization	2,491	176	—	686	—	3,353
Operating income (loss)	17,481	(2,698)	—	9,160	(12,873)	11,070
Interest expense	(1,016)	(42)	—	(1,640)	—	(2,698)
Interest income	344	2	—	150	—	496
Income (loss) before income tax and minority interest	17,484	(2,673)	—	7,632	(12,873)	9,570
Income tax (benefit)	6,696	(1,024)	—	2,923	(4,930)	3,665
Total assets	407,761	15,028	—	339,116	(264,615)	497,290

Three Months ended	Mesa /	Air
December 31, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Capital expenditures	2,562	44	—	7,955	—	10,561

Three Months Ended	Mesa /	Air
December 31, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$107,309	$23,309	$1,254	$1,221	$—	$133,093
Depreciation and amortization	1,792	179	—	638	—	2,609
Operating income (loss)	1,347	(1,455)	(1,423)	1,702	—	171
Interest expense	1,134	105	174	144	—	1,557
Interest income	171	2	2	87	—	262
Income (loss) before income tax and minority interest	345	(1,591)	(1,595)	1,928	—	(913)
Income tax (benefit)	132	(609)	(611)	738	—	(350)
Total assets	164,392	11,200	4,250	433,190	(267,057)	345,975
Capital expenditures	563	16	—	713	—	1,292

5.	Marketable Securities

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

     In the past, the Company has entered into short positions on common equity securities when management believed that the Company may capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company is effectively hedged against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss value reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $8.3 million and $13.2 million at December 31, 2003 and September 30, 2003, respectively. Unrealized losses that relate to trading securities (including short positions) held at December 31, 2003, and September 30, 2003, were $0.4 million and $2.5 million, respectively.

6.	Restricted Cash

     The Company has $9.3 million in restricted cash on deposit with Fleet Capital collateralizing various letters of credit outstanding as of December 31, 2003. The restricted cash on deposit is necessary due to the expiration of Company’s line of credit with Fleet Capital on December 7, 2003.

7.	Accounts Receivable from Code-Share Partners

     The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. The Company’s code-share agreement with Frontier expired December 31, 2003. Approximately 99% and 98% of the Company’s consolidated passenger revenue for the three months ended December 31, 2003 and 2002, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 67% and 57% of total gross accounts receivable at December 31, 2003 and September 30, 2003, respectively.

8.	Deferred Credits

     The Company accounts for aircraft purchase incentives provided by the aircraft manufacturers as deferred credits. These credits are amortized over the life of the related lease. Deferred credits include the value of aircraft purchase incentives, such as credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs.

9.	Notes Payable and Long-Term Debt

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

     The Notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the Notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the Notes may convert their Notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the Notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the Notes may require the Company to repurchase the Notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is one intent to settle the notes in cash if the Holders require repurchase in 2008, 2013 and 2018.

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

10.	Earnings (Loss) Per Share

     The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Three Months
	Ended December 31,

	2003	2002

	(in thousands)
Share calculation:
Weighted average shares — basic	31,743	31,656
Effect of dilutive outstanding stock options and warrants	1,864	—
Effect of dilutive outstanding convertible debt	10,011	—

Weighted average shares — diluted	43,618	31,656

Adjustments to net income (loss):
Net income (loss)	$5,905	$(560)
Interest expense on convertible debt, net of tax	1,008	—

Adjusted net income (loss)	$6,913	$(560)

     The effect of options to purchase 142,108 shares of common stock in the first quarter of fiscal 2003 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

11.	Beechcraft 1900D Cost Reductions

     On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million and $1.4 million was recorded as a reduction to expense during the three months ended December 31, 2003 and December 31, 2002, respectively.

     In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of December 31, 2003, Raytheon has exercised its option to purchase the 2001, 2002, and 2003 warrants.

12.	Impairment of Long-Lived Assets

CCAir Impairment and Restructuring

     As a result of the inability of CCAir to reduce its operating costs and its continued history of operating losses, as well as receiving a notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2002, management at CCAir elected to cease operations as of that date. As a result, the Company took a pretax restructuring and impairment charge of $19.8 million in fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair market value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8-100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.

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

     At December 31, 2003, $0.5 million of accrued severance and other remains with respect to this impairment and restructuring.

Shorts 360 Impairment

     The Company’s sublease of two Shorts 360 aircraft to an operator in Europe expired in fiscal 2002 and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million in fiscal 2002 to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor.

     At December 31, 2003, $2.2 million of accrued aircraft return costs and $1.0 million of accrued aircraft lease payments remain with respect to this impairment.

     The changes in the impairment and restructuring charges for the period ended December 31, 2003 and 2002 are as follows:

	Reserve	Non		Reserve
Description of	Oct. 1,	Cash	Cash	Dec. 31,
Charge	2002	Utilized	Utilized	2002

Restructuring:
Severance and other	$(658)	$—	$56	$(602)
Costs to return aircraft	(8,107)	—	701	(7,406)
Aircraft lease payments	(9,238)	129	—	(9,109)

Total	$(18,003)	$129	$757	$(17,117)

	Reserve	Non		Reserve
Description of	Oct. 1,	Cash	Cash	Dec. 31,
Charge	2003	Utilized	Utilized	2003

Restructuring:
Severance and other	$(548)	$—	$44	$(504)
Costs to return aircraft	(2,217)	—	—	(2,217)
Aircraft lease payments	(1,188)	129	36	(1,023)

Total	$(3,953)	$129	$80	$(3,744)

     The reserve balance of $3.7 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

13.	Other Income (Expense)

     Other income includes investment gains (losses) from the Company’s portfolio of aviation related securities of approximately $0.8 million and ($0.1) million for the three months ended December 31, 2003 and 2002, respectively. The Company’s investment gains and losses for the three months ended December 31, 2002 include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes.

14.	Stockholders’ equity

     The Company applies the provision of APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net income (loss) and income (loss) per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended

	December 31,	December 31,
	2003	2002

	(in thousands)
Net income (loss) as reported	$5,905	$(560)
Stock-based employee compensation cost, net of tax	(128)	(362)

Pro forma net income	$5,777	$(922)

Interest expense on convertible debt, net of tax	$1,008	$—

Adjusted pro forma net income	$6,785	$(922)

Income (loss) per share — Basic:
As reported	$0.19	$(0.02)

Pro forma	$0.18	$(0.03)

Income (loss) per share — Diluted:
As reported	$0.16	$(0.02)

Pro forma	$0.16	$(0.03)

15.	Commitments and Contingencies

     In June 1999, Mesa entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. As of December 31, 2003, the Company had taken delivery of all the aircraft, which have been financed as operating leases. Deposits of $4.2 million were returned upon delivery of the last four aircraft.

     In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of December 31, 2003, the Company has taken delivery of all 15 CRJ-700 aircraft and 10 CRJ-900 aircraft and anticipates taking delivery of the remaining 15 CRJ-900 aircraft in fiscal 2004. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at December 31, 2003. The remaining deposits are expected to be returned in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

     On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. In February 2003, a small single-engine plane operated as a training flight by our wholly owned subsidiary, MPD, Inc., crashed after take-off in Sedona, Arizona. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the causes of the respective crashes. The Company is unable to predict the amount of claims, if any, which may ultimately be made against it and how those claims might be resolved. The Company maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 5481.

     The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16.	Subsequent Events

     In January 2004, the Company announced it exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. The aircraft will be utilized to cover contractual commitments to United Airlines and America West Airlines. As part of the agreement, the manufacturer agreed to increase the number of aircraft that could be delivered under its interim financing facility from 12 to 15.

     In January 2004, the Company arranged permanent financing for up to 11 CRJ-700 and CRJ-900 aircraft. As of February 1, 2004, the Company has no aircraft remaining on the Bombardier interim financing facility. As a result, financing is expected to be available for all new aircraft on order through the end of 2004. These financing commitments are in addition to the Company’s December announcement that it arranged permanent financing for seven CRJ-900s, one CRJ-700 and four ERJ-145 aircraft.

     In February 2004, the Company reached a final agreement with US Airways on adding eight 50-seat regional jets to its existing revenue-guarantee agreement. The amendment, which is subject to US Airways Board of Directors approval, increases the number of 50-seat regional jets under contract with US Airways to 67. The eight new aircraft, which are anticipated to be acquired pursuant to operating leases from a third party lessor, are expected to be placed into service starting in the third quarter of fiscal 2004.

     In February 2004, the Company completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171,409,000. Each of the Company’s wholly-owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in party, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof.

     We plan to use the net proceeds from the sale of the notes for working capital and general corporate purposes.

17.	Reclassifications

     Certain 2003 amounts previously reported have been reclassified to conform with the 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

     This Form 10-Q Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines to successfully restructure and emerge from bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

GENERAL

     Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 156 cities in 42 states, Canada, Mexico and the Bahamas. At December 31, 2003, Mesa operated a fleet of 158 aircraft and had approximately 1,000 daily departures.

     Mesa’s airline operations during the first quarter of fiscal year 2004 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc., as United Express under a code-share and revenue guarantee agreement with Untied Airlines, as US Airways Express under code-sharing and revenue guarantee agreements with US Airways, Inc. and as Frontier JetExpress under a code-sharing and revenue guarantee agreement with Frontier, which expired on December 31, 2003. Air Midwest, Inc., a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-sharing agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-sharing agreement with Midwest Airlines in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc. began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express.

     Approximately 99% of our consolidated passenger revenues for the three months ended December 31, 2003 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Frontier Airlines, Inc. (“Frontier”), Midwest Airlines, Inc. (“Midwest”), United Airlines, Inc. (“United Airlines” or “United”), and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.

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

     During the first quarter of fiscal 2004, several significant events have occurred:

     In December, the North Carolina Bankruptcy Court accepted the Company’s $9.2 million bid to purchase the assets of Midway Airlines Corporation (“Midway”) through Midway’s Chapter 7 bankruptcy proceeding. The assets include Midway’s operating certificate (which was subsequently returned to the FAA), six leased CRJ aircraft, Midway’s right to three additional leased aircraft, two owned CRJ aircraft, all of Midway’s CRJ spare parts and support equipment, all aircraft landing and/or takeoff slots at New York LaGuardia and Washington National airports and all related acquisition materials associated with the operation of Midway’s CRJ operations. The Company anticipates beginning revenue service with some of these aircraft in the second quarter of fiscal year 2004.

     In November, the Company reached a final agreement with US Airways to add three 50-seat regional jets to its existing revenue-guarantee agreement. This amendment increases the number of 50-seat regional jets under the contract with US Airways to 59. Mesa currently has 57 50-seat regional jet aircraft in service with US Airways.

     The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended

	December 31, 2003	December 31, 2002

Passengers	2,101,600	1,417,174
Available seat miles (000’s)	1,456,787	960,030
Revenue passenger miles (000’s)	990,939	585,775
Load factor	68.0%	61.0%
Yield per revenue passenger mile (cents)	18.9	22.7
Revenue per available seat mile (cents)	12.9	13.9
Operating cost per available seat mile (cents)	12.1	13.8
Average stage length (miles)	374	315
Number of operating aircraft in fleet	158	122
Gallons of fuel consumed	36,183,273	25,419,203
Block hours flown	114,316	92,588
Departures	80,871	72,519

CONSOLIDATED FINANCIAL DATA

	Three Months Ended

	December 31, 2003		December 31, 2002

	Costs per	% of total	Costs per	% of total
	ASM (cents	Revenues	ASM (cents)	Revenues

Flight operations	4.7	36.2%	5.2	37.4%
Fuel	2.5	19.2%	2.6	18.4%
Maintenance	2.5	19.6%	3.3	23.8%
Aircraft and traffic servicing	0.9	7.4%	1.4	10.0%
Promotion and sales	0.1	0.9%	0.3	1.8%
General and administrative	1.2	9.1%	0.9	6.5%
Depreciation and amortization	0.2	1.8%	0.3	2.0%

Total operating expenses	12.1	94.1%	13.8	99.9%
Interest expense	0.2	1.4%	0.2	1.2%

     Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended December 31, 2003 (000’s)

	Mesa/	Air
	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$165,079	$21,160	$—	$81,463	$(80,149)	$187,553
Total operating expenses	147,598	23,858	—	72,303	(67,276)	176,483

Operating income (loss)	17,481	(2,698)	—	9,160	(12,873)	11,070

	Three Months Ended December 31, 2002 (000’s)

	Mesa/	Air
	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$107,309	$23,309	$1,254	$1,221	$—	$133,093
Total operating expenses	105,962	24,764	2,677	(481)	—	132,922

Operating income (loss)	1,347	(1,455)	(1,423)	1,702	—	171

RESULTS OF OPERATIONS

     Operating Revenues:

     In the quarter ended December 31, 2003, operating revenue increased by $54.5 million, or 40.9%, from $133.1 million to $187.6 million. The increase in revenue is primarily attributable to a $57.8 million increase in revenue associated with the operation of 37 additional regional jets by Mesa and Freedom compared to the same period in 2003. This increase was partially offset by a decrease of approximately $2.1 million at Air Midwest and $1.3 million at CCAir. The decrease at Air Midwest is primarily due to a decline in passengers carried; however, this decrease was somewhat offset by increased Essential Air Service subsidies received as a result of additional markets served and higher subsidy rates on existing markets. The decrease in revenue at CCAir was due to its cessation of operations on November 3, 2002.

     Operating Expenses

     Flight Operations

     In the quarter ended December 31, 2003, flight operations expense increased $18.2 million or 36.6%, to $67.9 million (4.7 cents per ASM) from $49.7 million (5.2 cents per ASM) for the comparable period in fiscal 2003. The dollar increase is consistent with the increased capacity from the additional regional jets added to Mesa’s and Freedom’s fleet. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as the larger aircraft generate more ASMs per block hour than the turboprop aircraft.

     Fuel

     In the quarter ended December 31, 2003, fuel expense increased $11.4 million or 46.8%, to $35.9 million (2.5 cents per ASM) from $24.5 million (2.6 cents per ASM) for the comparable period in fiscal 2003. The fuel expense increase is due to a 42.3% increase in volume (measured in gallons) and a 3.1% increase in price. The increase in volume was due to the additional regional jets added to the fleet. The decrease on an ASM basis is due to the economies of scale realized by operating larger jets.

     Maintenance Expense

     In the quarter ended December 31, 2003, maintenance expense increased $5.0 million or 15.7%, to $36.7 million (2.5 cents per ASM) from $31.7 million (3.3 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom maintenance expense increased $3.7 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses at Mesa Airlines. Maintenance expense in the Other segment increased $1.8 million as a result of the incurrence of rotable repair expenses and certain purchasing related administrative expenses incurred at MAG-AIM. The decrease on an ASM basis is due to the lower operating costs of flying regional jets versus turboprop aircraft.

     Aircraft and Traffic Servicing

     In the quarter ended December 31, 2003, aircraft and traffic servicing expense increased by $0.5 million or 3.8%, to $13.8 million (0.9 cents per ASM) from $13.3 million (1.4 cents per ASM) for the comparable period in fiscal 2003. The increase is primarily related to an increase in regional jet departures. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as the larger aircraft generate more ASMs per block hour than the turboprop aircraft.

     Promotion and Sales

     In the quarter ended December 31, 2003, promotion and sales expense decreased $0.8 million or 31.4%, to $1.6 million (0.1 cents per ASM) from $2.4 million (0.3 cents per ASM) for the comparable period in fiscal 2003. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the quarter ended December 31, 2003, general and administrative expense increased $8.4 million or 97.1%, to $17.1 million (1.2 cents per ASM) from $8.7 million (0.9 cents per ASM). The increase is primarily related to the costs associated with the attempted merger with Atlantic Coast Airlines, Inc. The remainder of the increase is related to rising healthcare costs associated with increased headcount.

     Depreciation and Amortization

     In the quarter ended December 31, 2003, depreciation and amortization expense increased $0.7 million or 28.5%, to $3.4 million (0.2 cents per ASM) from $2.6 million (0.3 cents per ASM) for the comparable quarter in the prior year. The increase is due to the depreciation on rotable aircraft inventory acquired in the current and prior year.

     Interest Expense

     Interest expense increased $1.1 million or 73.3%, to $2.7 million for the three months ended December 31, 2003 from $1.6 million for the three months ended December 31, 2002. The increase in interest expense is due to the interest expense on the senior convertible notes that were issued in June of 2003.

     Other Income (Expense)

     Other income increased $0.5 million from $0.2 million for the quarter ended December 31, 2002 to $0.7 million for the quarter ended December 31, 2003. The increase in other income for the quarter is primarily attributable to an increase in investment gains from a loss of ($0.1) million in the first quarter of fiscal 2003 to a gain of $0.8 million in the first quarter of fiscal 2004. Investment gains and losses are related to the Company’s portfolio of aviation relates securities.

     Minority Interest

     Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in the fourth quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents, and marketable securities (including restricted cash) of $159.8 million at December 31, 2003, compared to $166.1 million at September 30, 2003. Primary uses of cash were the purchase of the assets of Midway Airlines Corporation (“Midway”) for $9.2 million and capital expenditures of $10.6 million related to the build-up of aircraft parts inventory in conjunction with our regional jet expansion. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

     In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. Cash interest is payable on the notes at the rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations and any of our wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2008, 2013 or 2018. We have filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

     The remainder of our long-term debt was primarily incurred pursuant to the acquisition of our Beechcraft 1900D aircraft. At December 31, 2003, we owned 35 Beechcraft 1900D aircraft, the financing for which had underlying maturities from 2010 through 2012.

     In February 2004, the Company completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171,409,000. Each of the Company’s wholly-owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in party, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof. We plan to use the net proceeds from the sale of the notes for working capital and to fund our obligations with respect to regional jet deliveries.

     As of December 31, 2003, we had receivables of approximately $23.1 million (net of an allowance for doubtful accounts of $4.9 million). The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House.

     During the first quarter of fiscal 2004, we had code-share agreements with America West, US Airways, Frontier, United and Midwest Airlines. Approximately 99% and 98% of the Company’s consolidated passenger revenue for the quarters ended December 31, 2003 and 2002, respectively, were derived from these agreements. Accounts receivable from our code-share partners were 67% and 57% of total gross accounts receivable at December 31, 2003 and September 30, 2003, respectively.

     A termination of the America West, United or US Airways code-share agreements (specifically the jet contracts) would have a material adverse effect on our business prospects, financial position, results of operations and cash flows. If termination without renewal should occur, management believes they would be able to reduce costs quickly through reductions in headcount or parking aircraft. Additionally management believes they could continue flying certain routes or transfer certain aircraft, particularly the regional jets, to new markets and new code-share arrangements with other carriers. As of February 5, 2004, we had cash and marketable securities in excess of $114.0 million, including restricted cash of $9.4 million.

     On June 13, 2003, the Company entered into a letter of intent with LogisTechs Inc. (“LogisTechs”), an affiliate of GE Capital Aviation Services, for the sale, repair and management of the Company’s aircraft spare parts inventory. Under the terms of the letter of intent, LogisTechs is expected to purchase $20.0 to $60.0 million in existing spare parts inventory from the Company and purchase additional inventory required to meet specified service levels for the Company’s planned regional jet fleet growth. LogisTechs will also provide overall management, planning and logistics support for the Company’s spare parts requirements and Rockwell Collins Aviation Services will be responsible for managing the spare parts repair process. The arrangement will cover all of the Company’s regional jets as well as its Dash 8-200 turboprop aircraft. The transaction, which remains subject to final documentation, will have a term of ten years. The Company expects to finalize the transaction in the third quarter of fiscal 2004.

     Since 1999, our Board of Directors authorized us to repurchase up to 6.4 million shares of our outstanding common stock. As of December 31, 2003, we had acquired and retired approximately 4.6 million shares (approximately 14.4%) of our outstanding common stock at an aggregate cost of approximately $26.0 million, leaving approximately 1.8 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

     The Company has $9.3 million in restricted cash on deposit with Fleet Capital collateralizing various letters of credit outstanding as of December 31, 2003. The restricted cash on deposit is necessary due to the expiration of Company’s line of credit with Fleet Capital on December 7, 2003. We are currently in discussions with several financial institutions to provide a line of credit similar to the expired Fleet Capital facility.

     As of December 31, 2003, we had 15 aircraft remaining on order under our May 2001 aircraft purchase agreement with BRAD. In conjunction with this purchase agreement, we had $15.0 million remaining on deposit with BRAD, which was included with lease and equipment deposits at December 31, 2003. The remaining deposits will be returned on upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

     As of December 31, 2003, the Company had permanently financed 19 of the 25 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining six aircraft were subject to interim financing. Subsequent to quarter end, the Company took delivery of three additional Bombardier CRJ-900 aircraft. In December 2003, the Company completed permanent financing of one CRJ-700 and seven CRJ-900 aircraft. In January 2004, the Company obtained a financing commitment for 11 CRJ-700 and CRJ-900 aircraft which permanently financed the six aircraft subject to interim financing and the three January deliveries. Two deliveries scheduled for March 2004 will also be permanently financed by the new commitment. The Company currently has no aircraft on interim financing provided by the manufacturer and has the ability to fund up to 15 aircraft at any one time under this facility. Its ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances the Company will be able to obtain permanent financing for future aircraft deliveries.

     We have significant long-term lease obligations primarily relating to our aircraft fleet, including six leased aircraft acquired in the Midway Asset purchase transaction. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2003, we leased 129 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.3 billion at December 31, 2003. The Company also assumed $24.1 million in debt related to the two CRJ-200 aircraft in connection with the Midway Airlines asset purchase.

     We believe that we will have adequate cash flow to meet our operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward-looking statement as a result of many factors, including the termination of one or more code-share agreements; failure of United Airlines to emerge from bankruptcy protection; a substantial decrease in the number of routes allocated to us under our code- share agreements with our code-share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

Commitments

     As of December 31, 2003, we had $228.4 million in long-term debt (including current maturities). This amount consisted primarily of $100.1 million related to the issuance of the senior convertible notes, $98.7 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $24.1 million related to the two CRJ 200 aircraft acquired from Midway, $3.8 million related to the settlement of past contractual claims of an aircraft manufacturer, and $1.0 million related to a mortgage note payable on one of our real estate properties.

The following table sets forth our cash obligations as of December 31, 2003.

In thousands:	2004	2005	2006	2007	2008	Thereafter	Total

Long-term Debt:
Senior convertible debt notes (assuming no conversions)	$—	$—	$—	$—	$—	$100,112	$100,112
Notes payable related to B1900Ds	4,801	6,614	6,812	7,016	7,226	66,214	98,683
Notes payable related to CRJ-200s	1,388	1,801	1,590	1,705	1,399	16,226	24,109
Note payable to manufacturer	393	786	786	1,791	—	—	3,756
Mortgage note payable	27	38	41	44	48	789	987
Other	99	111	104	70	70	306	760

Total long-term debt:	6,708	9,350	9,333	10,626	8,743	183,647	228,407

Payments under operating leases:
Cash aircraft rental payments(1)	197,090	198,574	196,670	183,650	177,452	1,374,107	2,327,543
Lease payments on equipment and operating facilities	477	334	143	47	46	488	1,535

Total lease payments	197,567	198,908	196,813	183,697	177,498	1,374,595	2,329,078

Future aircraft acquisition costs (2)	400,000	—	—	—	—	—	400,000

Total	$604,275	$208,258	$206,146	$194,323	$186,241	$1,558,242	$2,957,485

(1)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

Allowance for Doubtful Accounts

     Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $4.9 million at December 31, 2003 and $4.7 million at September 30, 2003. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

     The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At December 31, 2003 and September 30, 2003, the Company accrued $2.1 million and $1.8 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets

     The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2003 and September 30, 2003, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $0.1 million. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2003, 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2003:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2003	Capacity

Canadair 200 Regional Jet	—	43	43	43	50
Canadair 700 Regional Jet	—	15	15	15	64
Canadair 900 Regional Jet	—	10	10	10	90
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	7	42	42	19
Dash 8-200	—	12	12	12	37
Embraer EMB 120	—	6	6	—	30

Total	35	129	164	158

     ERJ Program

     As of December 31, 2003, the Company has taken delivery of all 36 ERJ-145 50-passenger regional jets contracted for under the June 1999 aircraft purchase agreement with Embraer. All aircraft have been permanently financed as operating leases. Deposits of $4.2 million were returned upon delivery of the last four aircraft in the first quarter of fiscal 2004.

     CRJ Program

     In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

     In May 2001, the Company entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we are now committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. The Company has accepted delivery of all 15 CRJ-700s on order under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of December 31, 2003, have taken delivery of 10 CRJ-900 aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 or CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. In conjunction with the 2001 BRAD Agreement, Mesa had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at December 31, 2003.

     In 2003, the Company acquired 11 used CRJ-200 aircraft in order to meet required deliveries under its code-share agreements. The aircraft are financed as operating leases. The Company continues to actively pursue used 50-seat regional jet aircraft to meet its operational needs.

     The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700	CRJ 900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Options	Firm Orders	Options	Total

Delivered:
At 12/31/2003	43	15	10	—	—	36	—	104
Scheduled deliveries:
Fiscal 2004	8	1 *	15	—	—	—	—	128
Fiscal 2005	—	5 *	14	—	—	—	—	147
Fiscal 2006	—	—	—	3	3	—	8	161
Fiscal 2007	—	—	—	12	12	—	10	195
Fiscal 2008	—	—	—	5	5	—	12	217
Fiscal 2009 and beyond	—	—	—	14	6	—	15	252

Total	51	21	39	34	26	36	45

*	The Company has the right to covert these CRJ-700 aircraft to CRJ-900 aircraft at a later date.

     Beechcraft 1900D

     As of December 31, 2003, we owned 35 and leased seven Beechcraft 1900D aircraft. The seven leased aircraft have leases expiring between October 31, 2004 and October 1, 2005.

     Dash-8

     As of December 31, 2003, we operated 12 leased Dash-8 aircraft. In January 2004, the Company entered into a letter of intent to lease four additional Dash-8 aircraft to be used in its United Airlines operations.

Item 3. Qualitative and Quantitative Disclosure about Market Risk.

     There have been no material changes in the Company’s market risk since September 30, 2003.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report, but also concluded that there are certain weaknesses in our expendable and rotable parts area that could be improved upon. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections.

     No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

* * *

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.

     On October 6, 2003, we announced we had made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast. In connection with such proposal, we filed with the SEC the necessary documents to commence a shareholder consent solicitation to replace Atlantic Coast’s current board of directors with independent directors who we believe will give fair consideration to our proposal and announced our intention to make an exchange offer for all the outstanding shares of common stock of Atlantic Coast subject to certain conditions.

     In connection with our proposal, several lawsuits have been filed. On October 27, 2003, Atlantic Coast filed a complaint against Mesa Air in the United States District Court for the District of Columbia alleging that Mesa Air has made materially false and misleading statements and omissions in violation of the federal securities laws in connection with its proposed consent solicitation and potential exchange offer.

     On November 26, 2003, Atlantic Coast amended its complaint. The amended complaint, in addition to the allegations contained in its initial complaint filed on October 27, 2003, claims that we acted in concert and conspired with United Airlines in violation of Section 1 of the Sherman Antitrust Act and that our attempt to acquire Atlantic Coast is in violation of Section 7 of the Clayton Act. Atlantic Coast simultaneously filed a motion for a preliminary injunction that would, among other things, prohibit Mesa Air from commencing our consent solicitation and from taking any other action to attempt to acquire control of Atlantic Coast or its board of directors.

     On November 30, 2003, we filed a counterclaim against Atlantic Coast. Our counterclaim alleges that Atlantic Coast’s preliminary proxy statement and other public statements made in connection with our consent solicitation and Atlantic Coast’s business model of becoming an independent low-fare airline are materially false and misleading, in violation of Section 14(a) of the Exchange Act.

     On December 18, 2003, the United States District Court for the District of Columbia enjoined us from proceeding with our consent solicitation and our exchange offer pending final resolution of Atlantic Coast’s antitrust claims against us. On December 8, 2003, the Corporation Counsel for the District of Columbia initiated an antitrust investigation to determine whether our proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act.

     On December 23, 2003 we announced that we would not be moving forward with either our proposed consent solicitation or exchange offer for Atlantic Coast. As a result of this announcement, the United States Department of Justice and Cooperation Counsel dropped their antitrust investigations. Despite this decision, our litigation with Atlantic Coast remains pending. We cannot assure you regarding the likely outcome of our litigation or any future litigation with Atlantic Coast. An adverse result in the litigation could have a negative impact on our business and could result in fines and/or other penalties.

     We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2. Changes in Securities and Use of Proceeds

(A)	None

(B)	None

(C)	In February 2004, the Company completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171,409,000. Each of the Company’s wholly-owned domestic subsidiaries will guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in party, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof. We plan to use the net proceeds from the sale of the notes for working capital and to fund our obligations with respect to regional jet deliveries.

(D)	None

Item 3. Defaults upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to vote for Security Holders.

     Not applicable

Item 5. Other Information.

     Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits:

Exhibit 31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on form 8-K

(1)	On October 6, 2003, a report on Form 8-K was filed to announce the Company’s interest in a merger with Atlantic Coast Airlines Holdings, Inc.

(2)	On October 14, 2003, a report on Form 8-K was filed to announce the Company’s intention to commence an exchange offer for all outstanding shares of Atlantic Coast Airlines Holdings, Inc. as well as the Company’s filing of a preliminary consent statement to nominate a slate of directors to replace the current ACA board.

(3)	On November 12, 2003, a report on Form 8-K was filed to announce the Company signed a non-binding memorandum of understanding with United Airlines, Inc. agreeing in principle to revised terms under which both Mesa and Atlantic coast Airlines Holdings, inc. would operate as United Express carriers.

(4)	On November 20, 2003, a report on Form 8-K was filed to announce the Company’s results of operations for its fourth quarter and fiscal year ended September 30, 2003 and the Company conducted a publicly-available conference call discussing those results.

(5)	On December 2, 2003, a report on Form 8-K was filed to announce the resignation of Herbert A Denton from the Company’s Board of Directors effective December 1, 2003 and James E. Swigart’s resignation from the Company’s Board of Directors effective January 1, 2004.

(6)	On December 11, 2003, a report on Form 8-K was filed to announce the Company’s successful bid for the acquisition of the assets of Midway Airlines, inc. for a purchase price of $9.2 million.

(7)	On December 23, 2003, a report on Form 8-K was filed confirming that United Airlines terminated the non-binding memorandum of understanding covering the revised terms under which both Mesa and Atlantic Coast Airlines Holdings, Inc. would have operated as United Express carriers. As a result, Mesa announced it will not move forward with either its proposed consent solicitation or exchange offer for Atlantic Coast.

(8)	On January 29, 2004, a report on Form 8-K was filed to announce the Company’s results of operations for its first quarter ended December 31, 2003.

(9)	On February 5, 2004, a report on Form 8-K was flied to announce the Company’s intention to sell, subject to market and other conditions, $100 million issue price of Convertible Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

(10)	On February 5, 2004, a report on Form 8-K was filed to announce the pricing of its offering of $100 million issue price of 3.625% Convertible Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO

Dated: February 6, 2004

Index to Exhibits

Exhibits:

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