Form 10-K/A
period 2003-09-30
MESA AIR GROUP INC
filed 2004-05-07
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number 0-15495

Mesa Air Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700, Phoenix, Arizona	85008 (Zip Code)
(Address of Principal Executive Offices)

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

      On May 4, 2004, the Registrant had outstanding 31,700,874 shares of Common Stock.

Documents Incorporated by Reference

      Portions of the registrant’s proxy statement for the 2004 annual meeting of stockholders

EXPLANATORY NOTE

      We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for the purpose of amending and restating Item 8 of Part I, containing our audited consolidated financial statements and related notes as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003. The restatement relates to the accounting for interim financing arrangements and is further discussed in Note 23 to the restated consolidated financial statements included herein. We have also updated Item 7 of Part II, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II relating to Selected Financial Data, added Item 9A of Part II relating to Controls and Procedures, amended Item 14 of Part III relating to Principal Accountant’s Fees and amended Item 15 of Part IV to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933, as amended. Other than the changes regarding the restatement and related disclosures and the changes described in the preceding sentence, no other information in this Amendment No. 2 has been updated to reflect any subsequent information or events since the original filing of this Form 10-K on December 29, 2003, as amended by Amendment No. 1 filed on January 5, 2004.

MESA AIR GROUP, INC.

2003 FORM 10-K/A REPORT

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

      The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the years ended September 30, 2003 and 2002:

	Fiscal 2003				Fiscal 2002

			Passenger				Passenger
	ASM’s		Revenue		ASM’s		Revenue

	(In thousands)
America West (Revenue-Guarantee)	2,012,185	45%	$252,181	44%	1,494,469	43%	$193,173	40%
US Airways (Revenue-Guarantee)	1,778,365	40%	218,457	38%	1,281,181	37%	166,387	35%
Frontier (Revenue-Guarantee)	154,544	3%	19,199	3%	—	—	—	—
United (Revenue-Guarantee)	20,487	1%	6,101	1%	—	—	—	—
America West (Pro-rate)	5,790	—	1,017	—	—	—	—	—
US Airways (Pro-rate)	295,726	7%	63,205	11%	439,515	13%	96,608	20%
Frontier (Pro-rate)	91,746	2%	8,129	1%	185,071	5%	15,736	3%
Mesa Airlines	94,864	2%	9,293	2%	59,191	2%	8,922	2%

Total	4,453,707		$577,582		3,459,427		$480,826

America West Code-Sharing Agreement

Revenue-Guarantee

      As of September 30, 2003, we operated six CRJ-900, ten CRJ-700, 18 CRJ-200, and six Dash-8 aircraft for America West under a revenue-guarantee code-sharing agreement. The code-share agreement, as amended, provides for the Company to increase its fleet up to 38 CRJ-900s and eliminate the CRJ-700 aircraft. In addition, America West has an option to increase its CRJ-900 fleet size to 50 aircraft. In exchange for providing flights and all other obligations under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes, all as defined in the agreement. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, America West has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in January 2007. In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless America West elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

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

US Airways Code-Sharing Agreements

Revenue-Guarantee

      As of September 30, 2003, we operated 52 50-seat regional jets for US Airways under a code-sharing agreement, with an additional four 50-seat regional jets added in December 2003. Under the jet code-share agreement, we provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel and oil cost, catering cost, and landing fees. We also receive a fixed profit margin based upon certain costs reimbursements under the agreement. Twenty-four of the fifty-six jets must be in compliance with the “jets-for-jobs’ provisions in the US Airways pilot contract. “Jets-for-jobs’ is an agreement between Mesa, US Airways and their respective pilot unions in which furloughed US Airways Pilots receive an agreed upon number of captain and first officer positions on certain aircraft added to the agreement. Additionally, on November 22, 2002, the Company signed a non-binding letter of intent with US Airways to provide up to an additional 50 70-seat regional jets. The additional aircraft, which will also be subject to “jets-for-jobs,’ are expected to be delivered beginning in mid-fiscal 2004. Mesa and US Airways continue to discuss the terms of the Letter of Intent, but no definitive agreement has been reached and no assurance can be made that a definitive agreement will be reached that is mutually acceptable to both parties. The code-share agreement for (i) the initial 32 ERJ-145s terminates on December 31, 2008, unless US Airways elects to exercise its option to extend the term for three years upon 12 months notice; and (ii) the additional 24 jets terminates in January 2013, unless US Airways elects to exercise its option to extend the term for two years upon 12 months notice. Further, on November 19, 2003, the Company signed a Seventh Amendment to the US Airways code-share agreement in which the number of additional aircraft was increased from 24 jets to 27 jets. These aircraft are expected to be placed in service beginning in the second quarter of fiscal 2004.

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

      Mesa Airline’s flight attendants are represented by the Association of Flight Attendants (“AFA”). Mesa Airline’s contract with the AFA expires in June 2006. Freedom is currently in negotiations with the AFA. As Freedom aircraft are transferred to Mesa Airlines, the affected flight attendants became assimilated into the existing Mesa Airlines/AFA contract. The Company’s pilots, which are represented by Air Line Pilot Association (“ALPA”) ratified a 54-month contract effective March 19, 2003. This contract covers the pilots from Air Midwest, Freedom and Mesa Airlines.

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

	Number of Aircraft

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	Sept. 30, 2003	Capacity

CRJ-200 Regional Jet	—	43	43	43	50
CRJ-700 Regional Jet	6	9	15	15	64
CRJ-900 Regional Jet	4	2	6	6	90
Embraer Regional Jet	—	32	32	32	50
Beechcraft 1900D	35	7	42	42	19
Dash 8-200	—	12	12	12	37
Embraer EMB-120	—	6	6	—	30

Total	45	111	156	150

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

      In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

				Approximate
Type	Location	Ownership		Square Feet

Headquarters	Phoenix, AZ	Leased		31,000
Training/Administration	Phoenix, AZ	Leased		27,000
Hangar	Grand Junction, CO	Leased		22,500
Hangar	Farmington, NM	Leased		30,000
Hangar	Phoenix, AZ	Leased		20,000
Hangar/Office	Phoenix, AZ	Leased		21,425
Engine Shop	Phoenix, AZ	Leased		3,240
Hangar/Office	Wichita, KS		(1)	30,000
Hangar/Office	Dubois, PA	Leased		23,000
Hangar	Reading, PA		(1)	56,250
Office (East Coast)	Charlotte, NC	Leased		3,000
Hangar	Charlotte, NC	Leased		30,000

(1)	Building is owned, underlying land is leased.

      We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. America West, US Airways and

Frontier also provide facilities, ticket handling and ground support services for the Company at certain airports.

      Our corporate headquarters facility is leased pursuant to a ten-year lease that commenced November 1, 1998. In October 2002, we entered into an amendment to increase the total square footage to 31,000 and extend the term to August 31, 2012. Our Phoenix Training/Administration facility is subject to an 89-month lease that commenced on June 1, 2001.

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

      In connection with our proposal, several lawsuits have been filed. On October 27, 2003, Atlantic Coast filed a complaint against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements and omissions in violation of the federal securities laws in connection with its proposed consent solicitation and potential exchange offer. Atlantic Coast’s complaint alleges, among other things, that (i) Mesa failed to disclose United Airlines as a participant in its consent solicitation and proposed transaction; (ii) Mesa’s bid to acquire all of Atlantic Coast’s outstanding stock is motivated by its desire to use Atlantic Coast’s cash on hand to resolve Mesa’s difficulties in obtaining financing for additional aircraft purchases; (iii) Mesa CEO Jonathan Ornstein and other Mesa insiders sold a substantial number of Mesa shares in September 2003, shortly before Mesa announced its takeover bid of Atlantic Coast; (iv) other stock transactions produced short-swing profits subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, which requires a corporate insider to disgorge any profit from such transactions; (v) Mesa’s directors, who have determined that an acquisition of Atlantic Coast would be in Mesa’s best interest and are proposing a transaction in which the stockholders of Atlantic Coast would receive shares of Mesa common stock, are not sufficiently independent and have engaged in self-dealing; and (vi) several of Mesa’s nominees to Atlantic Coast’s board of directors are subject to conflicts of interest that would impair their ability to fulfill their fiduciary obligations to Atlantic Coast. Atlantic Coast in its complaint seeks injunctive relief with respect to its allegations. Atlantic Coast in its complaint seeks to (i) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation violate Section 14(a) of the Exchange Act and SEC Rule 14a-9; (ii) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation and exchange offer violate Section 14(e) of the Exchange Act; (iii) require Mesa to correct any alleged material misstatements and omissions; (iv) enjoin Mesa from disseminating its consent statement; and (v) enjoin Mesa from making a proxy consent solicitation and/or tender offer to Atlantic Coast’s stockholders.

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

      Michael Ferverda, Senior Vice President — West Coast Operations and President of Freedom Airlines, Inc. (“FAI”), joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — West Coast Operations in February 2003. Prior to the appointments, Mr. Ferveda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

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

      On May 4, 2004, we had approximately 1,182 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

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

Item 6.     Selected Financial Data

Selected Financial Data and Operating Statistics

      The selected financial data as of and for each of the five years ended September 30, 2003, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K/ A and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” The Consolidated Financial Statements of the Company for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, have been audited by Deloitte & Touche LLP, independent auditors. The Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1999 have been audited by KPMG LLP, independent auditors.

      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

	Restated(6)	Restated(6)	Restated(6)	Restated(6)
Consolidated Statement of Operations Data:
Operating revenues	$599,990	$496,783	$523,378	$471,612	$404,616
Operating expenses	$545,834	$504,385	$593,291	$429,888	$402,487
Operating income (loss)	$54,156	$(7,602)	$(69,913)	$41,724	$2,129
Interest expense	$11,541	$6,941	$14,419	$15,721	$19,096
Income (loss) before income taxes	$41,020	$(16,405)	$(71,596)	$27,683	$(12,815)
Net income (loss)	$25,305	$(11,268)	$(48,225)	$58,636	$(13,412)
Net income (loss) per share:
Basic	$0.80	$(0.34)	$(1.50)	$1.77	$(0.40)
Diluted	$0.76	$(0.34)	$(1.50)	$1.77	$(0.40)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(64,572)	$27,483	$6,399	$63,953	$33,040
Total assets	$716,936	$399,161	$496,616	$386,707	$403,773
Long-term debt, excluding current portion	$199,023	$110,210	$118,492	$136,127	$114,234
Stockholders’ equity	$111,973	$86,758	$102,742	$144,339	$96,435
Consolidated Operating Statistics:
Passengers carried	6,444,459	5,118,839	4,789,180	4,457,989	4,255,696
Revenue passenger miles (000)	2,814,480	1,986,164	1,796,058	1,561,197	1,324,867
Available seat miles (“ASM”) (000)	4,453,707	3,459,427	3,289,216	2,951,116	2,594,861
Block hours	393,335	352,323	383,310	395,446	367,362
Average passenger journey in miles	436	388	375	350	311
Average stage length in miles	337	298	268	250	225
Load factor	63.2%	57.4%	54.6%	52.9%	51.1%
Break-even passenger load factor	46.3%	60.1%	63.8%	48.5%	52.7%
Revenue per ASM in cents	13.4	14.4	15.9	16.0	15.3
Operating cost per ASM in cents	12.3	14.6	18.0	14.6	15.5
Average yield per revenue passenger mile in cents	21.3	25.0	28.8	30.2	30.1
Average fare	$89.44	$93.93	$106.18	$103.45	$93.59
Aircraft in service	150	124	118	133	140
Cities served	163	147	153	120	138
Number of employees	3,600	3,100	2,820	3,480	3,423

(1)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(2)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

(3)	Net loss in fiscal 2001 includes the effect of impairment and restructuring charges of $80.9 million (pretax).

(4)	Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method for maintenance costs of $18.1 million (pretax) and the benefit of reversing a valuation allowance for deferred tax assets of $21.9 million.

(5)	Net loss in fiscal 1999 includes the effect of impairment and restructuring charges of $28.9 million (pre-tax) and the reversal of a previous charge for the cancellation of the UAL code share agreement of $14.0 million (pretax).

(6)	Consolidated statements of operations and balance sheet data for fiscal 2000 through 2003 has been restated to give effect to the restatement of the consolidated financial statements as described in Note 23 to the consolidated financial statements included at Item 8.

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

      The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the three years in the period ended September 30, 2003 as described in Note 23 to the consolidated financial statements.

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

Long-lived Assets, Aircraft and Parts Held for Sale

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

      The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,

	2003	2002	2001

Passengers	6,444,459	5,118,839	4,789,180
Available seat miles (“ASM”)(000s)	4,453,707	3,459,427	3,289,216
Revenue passenger miles (000s)	2,814,480	1,986,164	1,796,058
Load factor	63.2%	57.4%	54.6%
Yield per revenue passenger mile (cents)	21.3	25.0	28.8
Revenue per ASM (cents)	13.4	14.4	15.9
Operating cost per ASM (cents)	12.3	14.6	18.0
Average stage length (miles)	337	298	268
Number of operating aircraft in fleet	150	124	118
Gallons of fuel consumed	115,640,808	90,969,241	86,977,636
Block hours flown	393,335	352,323	383,310
Departures	296,921	285,680	323,675

Operating Expense Data

Years Ended

September 30, 2003, 2002 and 2001

	2003			2002			2001

			Cost			Cost			Cost
		Percent	Per		Percent	Per		Percent	Per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	216,328	36.1%	4.9	$182,715	36.8%	5.3	$174,679	33.4%	5.3
Fuel	113,370	18.9%	2.5	78,200	15.7%	2.3	97,294	18.6%	3.0
Maintenance	115,573	19.3%	2.6	100,037	20.1%	2.9	100,848	19.3%	3.1
Aircraft & traffic servicing	50,053	8.3%	1.1	46,057	9.3%	1.3	53,776	10.3%	1.6
Promotion & sales	7,966	1.3%	0.2	12,663	2.5%	0.4	22,243	4.2%	0.7
General & Administrative	37,982	6.3%	0.9	44,140	8.9%	1.3	49,676	9.5%	1.5
Depreciation & amortization	15,519	2.6%	0.3	13,898	2.8%	0.4	13,922	2.7%	0.4
Impairment and restructuring charge	(10,957)	(1.8)%	(0.2)	26,675	5.4%	0.8	80,853	15.4%	2.5

Total operating expenses	$545,834	91.0%	12.3	$504,385	101.5%	14.6	$593,291	113.4%	18.0

Interest expense	$11,541	1.9%	0.3	$6,941	1.4%	0.2	$14,419	2.8%	0.4

Other income (expense)	$(2,758)	0.5%	0.1	$(3,404)	0.7%	(0.1)	$10,914	2.1%	0.3

      Note: Numbers in the table above may not be recalculated due to rounding

Year Ended	Mesa/
September 30, 2003 (000’s)	Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Total operating expenses	465,987	92,687	(10,556)	131,922	(134,206)	545,834

Operating income (loss)	41,568	(6,545)	11,810	44,034	(36,711)	54,156

Year Ended	Mesa/
September 30, 2002 (000’s)	Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Total operating expenses	347,749	93,250	58,418	4,968	—	504,385

Operating income (loss)	24,621	1,083	(34,083)	777	—	(7,602)

Year Ended	Mesa/
September 30, 2001 (000’s)	Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$320,766	$135,147	$61,069	$6,396	$—	$523,378
Total operating expenses	388,330	129,820	67,301	7,840	—	593,291

Operating income (loss)	(67,564)	5,327	(6,232)	(1,444)	—	(69,913)

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

Operating Expenses

Flight Operations

      In fiscal 2003, flight operations expense increased 18.4% to $216.3 million (4.9 cents per ASM) from $182.7 million (5.3 cents per ASM) in fiscal 2002. Flight operations expense for Mesa and Freedom increased $53.8 million due to the additional costs associated with operating the 30 additional regional jets that were placed into service in 2003, net of any purchase incentives received in conjunction with the additional jets. This increase was offset by a decrease of $14.2 million in flight operations expense at CCAir, due to the cessation of its operations in November of 2002. The decrease on a cost per ASM basis for the year ended September 30, 2003, is a result of the increase in both the proportion of regional jets to turboprops, as well as the addition of larger regional jets which, on a relative basis, produce more ASMs per mile. Regional jets generally have lower operating costs per ASM than turboprop aircraft.

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

Depreciation and Amortization

      In fiscal 2003, depreciation and amortization expense increased 11.7% to $15.5 million (0.3 cents per ASM) from $13.9 million (0.3 cents per ASM) in fiscal 2002. The increase in depreciation expense is due to depreciation on interim financed aircraft at Mesa and Freedom.

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

Interest Expense

      Interest expense increased $4.6 million from $6.9 million in 2002 to $11.5 million in 2003. The majority of the increase is due to interest on interim financed aircraft at Mesa and Freedom. Also included in the increase is $1.9 million in interest expense related to the senior convertible notes that were issued in June of 2003. These increases were offset by reduced interest on the Company’s B1900D debt as three B1900D aircraft were returned under our agreement with Raytheon and the outstanding debt on another was settled as a result of the crash of flight 5481.

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

Operating Expenses

Flight Operations

      In fiscal 2002, flight operations expense increased 4.6% to $182.7 million (5.3 cents per ASM) from $174.7 million (5.3 cents per ASM) in fiscal 2001. Flight operations expense for Mesa and Freedom increased $25.7 million due to the addition of 13 regional jets, net of any purchase incentives received in conjunction with the additional jets. This increase was offset by decreases of $8.1 million at Air Midwest and $6.4 million at CCAir, which were primarily attributable to the reduction in turboprop flying as well as cost reduction initiatives related to the turboprop operation that included $1.0 million associated with the Raytheon agreement.

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

Depreciation and Amortization

      In fiscal 2002 and 2001, depreciation and amortization expense was $13.9 million (0.4 cents per ASM and 0.4 cents per ASM, respectively). In fiscal 2002, depreciation expense increased by $3.0 million due to depreciation on interim financed aircraft at Mesa and Freedom. This increase was offset by a decrease in depreciation expense at Air Midwest as a result of the cessation of depreciation on aircraft and parts held for sale and reduced depreciation expense on the aircraft that were impaired at September 30, 2001. We are also no longer incurring goodwill amortization expense as all goodwill was written off at September 30, 2001.

Impairment and Restructuring Charges

      In fiscal 2002, the Company’s subsidiary, CCAir made a decision to discontinue its operations. As a result of this decision, CCAir recorded a restructuring and impairment charge of $19.8 million. The charge is comprised of $0.7 million of severance and other employee related liabilities, $4.6 million in aircraft related return costs, $7.8 million for future aircraft lease payments, $4.1 million to reduce the value of rotable and expendable inventory to fair value less costs to sell, $0.9 million to write off the value of equipment and leasehold improvements and $1.7 million to reduce maintenance deposits held by a lessor to net realizable value.

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

Interest Expense

      The decrease in interest expense of $7.5 million from $14.4 million in 2001 to $6.9 million in 2002 primarily occurred at Mesa and Freedom due to reduced interest rates on our Beechcraft 1900D aircraft as the majority of the fleet is financed at variable interest rates as well as $0.9 million in benefits received by Air Midwest from Raytheon Aerospace as part of the cost reduction agreement.

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

Liquidity and Capital Resources

      The Company had cash, cash equivalents, and marketable securities of $166.1 million at September 30, 2003, compared to cash, cash equivalents and marketable securities of $54.4 million at September 30, 2002. Primary sources of cash included net cash provided by operating activities of $50.3 million; net proceeds of $96.9 million from the placement of senior convertible debentures; proceeds from aircraft insurance of $3.2 million; proceeds from the sale of rotable and expendable inventory of $2.6 million; and proceeds from the exercise of stock options of $1.8 million. Offsetting these sources of cash, our primary uses of cash included capital expenditures of $18.0 million related to the build-up of inventory as a result of the current and future expansions of our aircraft fleet (net of the receipt of deferred credits); deposits on aircraft orders of $12.0 million; principal payments of $15.7 million on our long-term debt; and the purchase and retirement of our common stock of $2.3 million. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures and acquisitions.

      In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million to us. Net proceeds from the offering totaled $96.9 million. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. Cash interest is payable on the notes at the rate of 6.25% per year on the original issue amount, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations at any of our wholly owned subsidiaries to the extent of the collateral pledged.

      The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately

$10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. As of September 30, 2003, the notes have met the criteria in i) above and are eligible for conversion.

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

      Also at September 30, 2003, the Company had $241.6 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing, the aircraft are recorded as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. The Company subsequently obtains long-term financing through a sale-leaseback or traditional long-term debt. Upon permanent financing, the proceeds from the sale and leaseback transaction or debt are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease.

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

      We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2003, we leased 121 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.7 billion at September 30, 2003.

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

Contractual Obligations

      As of September 30, 2003, we had $449.2 million in long-term debt (including current maturities). This amount consisted primarily of $100.6 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $100.1 million related to the issuance of the senior convertible notes, $4.1 million related to the settlement of past contractual claims of an aircraft manufacturer, $241.6 million in notes payable to manufacturer for interim financed aircraft and $1.0 million related to a mortgage note payable on one of our real estate properties.

      The following table sets forth our cash obligations as of September 30, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Debt:
Notes payable related to B1900Ds	$6,684	$6,612	$6,810	$7,014	$7,223	$66,258	$100,601
Senior convertible debt notes (assuming no conversions)	—	—	—	—	—	100,112	100,112
Note payable to manufacturer	786	786	786	1,791	—	—	4,149
Mortgage note payable	35	38	41	44	48	790	996
Notes payable to manufacturer — interim financing(1)	241,623	—	—	—	—	—	241,623
Other	1,014	111	105	70	71	313	1,684

Total debt	250,142	7,547	7,742	8,919	7,342	167,473	449,165

Payments under operating leases:
Cash aircraft rental payments(2)	147,201	144,837	144,258	139,309	127,950	1,013,446	1,717,001
Lease payments on equipment and operating facilities	497	356	215	47	46	502	1,663

Total lease payments	147,698	145,193	144,473	139,356	127,996	1,013,948	1,718,664

Future aircraft acquisition costs(3)	575,000	—	—	—	—	—	575,000

Total	$972,840	$152,740	$152,215	$148,275	$135,338	$1,181,421	$2,742,829

(1)	Represents the principal amount of notes payable to the manufacturer for interim financed aircraft. The Company expects to permanently finance these aircraft under operating leases or long-term debt in the following year.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700, CRJ-900 and ERJ-145 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

Recent Accounting Pronouncements

      In December 2002, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion

No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.

      The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time but has adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for interim or annual periods ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 has not and is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. The Company’s debt obligations are primarily variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $0.9 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2003 interest income would be impacted by approximately $0.1 million. The Company’s investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2003 would impact the results of the Company by approximately $2.8 million.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 35	—	Independent Auditors’ Report.
Page 36	—	Consolidated Statements of Operations — Years ended September 30, 2003, 2002 and 2001.
Page 37	—	Consolidated Balance Sheets — September 30, 2003 and 2002.
Page 38	—	Consolidated Statements of Cash Flows — Years ended September 30, 2003, 2002 and 2001.
Page 39	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2003, 2002 and 2001.
Page 40	—	Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Mesa Air Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2, substantially all of the Company’s passenger revenue is derived from code-share agreements with America West Airlines, Inc., United Airlines and US Airways, Inc.

      As discussed in Note 23, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

December 24, 2003
(May 7, 2004 as to the effects of the
restatement discussed in Note 23)

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated, See Note 23)

	Years Ended September 30,

	2003	2002	2001

	(In thousands, except per share amounts)
Operating revenues:
Passenger	$577,582	$480,826	$508,518
Freight and other	22,408	15,957	14,860

Total operating revenues	599,990	496,783	523,378

Operating expenses:
Flight operations	216,328	182,715	174,679
Fuel	113,370	78,200	97,294
Maintenance	115,573	100,037	100,848
Aircraft and traffic servicing	50,053	46,057	53,776
Promotion and sales	7,966	12,663	22,243
General and administrative	37,982	44,140	49,676
Depreciation and amortization	15,519	13,898	13,922
Impairment and restructuring charges (credits)	(10,957)	26,675	80,853

Total operating expenses	545,834	504,385	593,291

Operating income (loss)	54,156	(7,602)	(69,913)

Other income (expense):
Interest expense	(11,541)	(6,941)	(14,419)
Interest income	1,163	1,542	1,822
Other income (expense)	(2,758)	(3,404)	10,914

Total other expense	(13,136)	(8,803)	(1,683)

Income (loss) before income taxes	41,020	(16,405)	(71,596)
Income taxes (benefit)	15,710	(4,554)	(23,371)

Income (loss) before minority interest	25,310	(11,851)	(48,225)
Minority interest in consolidated subsidiary	(5)	583	—

Net income (loss)	$25,305	$(11,268)	$(48,225)

Net income (loss) per common share — basic	$0.80	$(0.34)	$(1.50)

Net income (loss) per common share — diluted	$0.76	$(0.34)	$(1.50)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(As Restated, See Note 23)

	September 30,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,547	$45,870
Marketable securities	13,558	8,517
Receivables, primarily traffic, net	25,493	29,072
Expendable parts and supplies, net	25,044	21,238
Aircraft and parts held for sale	—	24,546
Prepaid expenses and other current assets	28,202	25,730
Deferred income taxes	28,436	16,228

Total current assets	273,280	171,201
Property and equipment, net	398,192	173,161
Lease and equipment deposits	27,352	15,538
Deferred income taxes	4,484	30,394
Other assets	13,628	8,867

Total assets	$716,936	$399,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$250,142	$65,106
Accounts payable	39,315	24,434
Air traffic liability	3,490	3,362
Accrued compensation	6,581	5,950
Income taxes payable	896	510
Other accrued expenses	37,428	44,356

Total current liabilities	337,852	143,718
Long-term debt, excluding current portion	199,023	110,210
Deferred credits	63,264	52,134
Other noncurrent liabilities	4,824	5,374

Total liabilities	604,963	311,436

Minority interest	—	967
Commitments and contingencies (notes 2, 5, 7, 15, 16 and 21)
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value, 75,000,000 shares authorized; 31,704,625 and 31,989,886 shares issued and outstanding, respectively	114,580	114,670
Retained earnings (accumulated deficit)	(2,607)	(27,912)

Total stockholders’ equity	111,973	86,758

Total liabilities and stockholders’ equity	$716,936	$399,161

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(As Restated, See Note 23)

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$25,305	$(11,268)	$(48,225)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	15,519	13,898	13,922
Tax benefit on stock compensation	449	188	3,447
Impairment and restructuring charges (credits)	(10,957)	26,675	80,853
Deferred income taxes	13,702	(5,573)	(24,140)
Gain on involuntary conversion of aircraft	(1,283)	—	—
Unrealized (gain) loss on investment securities	(255)	5,175	7,960
Amortization of deferred credits	(5,830)	(3,982)	(1,256)
Provision for (recovery of) doubtful accounts	(1,771)	5,605	14,327
Provision for obsolete expendable parts and supplies	1,639	—	648
Department of Transportation settlement	4,154	—	—
Minority interest	5	(583)	—
Changes in assets and liabilities:
Net purchases of investment securities	(4,786)	(10,035)	(4,386)
Receivables	3,001	(5,228)	(2,584)
Expendable parts and supplies	(5,445)	10,953	(3,634)
Prepaid expenses and other current assets	(2,472)	(7,526)	(9,607)
Accounts payable	14,881	(19,692)	21,127
Income taxes	386	510	(2,721)
Cost to return aircraft held for sale	(2,097)	(6,648)	(13,623)
Other accrued liabilities	6,144	(4,098)	(4,409)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,289	(11,629)	27,699

Cash Flows from Investing Activities:
Capital expenditures	(27,370)	(9,737)	(16,430)
Proceeds from sale of rotable and expendable inventory	2,637	8,198	—
Proceeds from aircraft insurance	3,218	—	—
Change in other assets	935	(6,301)	442
Lease and equipment deposits	(12,013)	4,860	(1,820)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,593)	(2,980)	(17,808)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(15,733)	(9,424)	(8,854)
Proceeds from senior convertible notes	100,112	—	—
Net borrowings (payments) on line of credit	—	(20,000)	20,000
Debt issuance costs	(3,262)	—	—
Proceeds from issuance of common stock	1,775	742	6,504
Common stock purchased and retired	(2,314)	(5,956)	(6,770)
Proceeds from receipt of deferred credits	9,375	13,927	32,016
Contribution from minority interest	—	5,000	—
Distribution to minority interest shareholders	(972)	(3,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	88,981	(18,711)	42,896

NET CHANGE IN CASH AND CASH EQUIVALENTS	106,677	(33,320)	52,787
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,870	79,190	26,403

CASH AND CASH EQUIVALENTS AT END OF YEAR	$152,547	$45,870	$79,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$11,665	$9,731	$15,862
Cash paid for income taxes	1,130	556	3,559
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$402,639	$46,018	$72,687
Aircraft and debt permanently financed as operating lease	(207,034)	(72,687)	—
Return of aircraft for reduction of long-term debt and accrued interest	8,164	32,749	—
Inventory and other credits received in conjunction with aircraft financing	4,978	3,729	3,491

(concluded)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained
			Earnings
Years Ended September 30,	Number of	Common	(Accumulated
2003, 2002, and 2001	Shares	Stock	Deficit)	Total

	(In thousands, except number of shares)
Balance at October 1, 2000, as previously reported	32,286,303	$112,759	$31,815	$144,574
Prior period adjustment (Note 23)	—	—	(234)	(234)

Balance at October 1, 2000 (as restated, see Note 23)	32,286,303	112,759	31,581	144,340
Exercise of stock options	1,531,000	9,951	—	9,951
Common stock purchased and retired	(768,120)	(6,770)	—	(6,770)
Tax benefit — stock compensation	—	3,447	—	3,447
Net loss (as restated, see Note 23)	—	—	(48,225)	(48,225)

Balance at September 30, 2001 (as restated, see Note 23)	33,049,183	119,387	(16,644)	102,743
Exercise of stock options	154,123	930	—	930
Common stock purchased and retired	(1,213,420)	(5,956)	—	(5,956)
Tax benefit — stock compensation	—	188	—	188
Amortization of warrants	—	121	—	121
Net loss (as restated, see Note 23)	—	—	(11,268)	(11,268)

Balance at September 30, 2002 (as restated, see Note 23)	31,989,886	114,670	(27,912)	86,758
Exercise of stock options	270,088	1,465	—	1,465
Common stock purchased and retired	(555,349)	(2,314)	—	(2,314)
Tax benefit — stock compensation	—	449	—	449
Amortization of warrants	—	134	—	134
Issuance of warrants	—	176	—	176
Net income (as restated, see Note 23)	—	—	25,305	25,305

Balance at September 30, 2003 (as restated, see Note 23)	31,704,625	$114,580	$(2,607)	$111,973

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

      The Company is an independent regional airline serving 163 cities in 40 states, the Bahamas, Canada and Mexico. At September 30, 2003, the Company operated a fleet of 150 aircraft and had approximately 943 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share relationship with United Airlines (“United”), as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”), and as Frontier JetExpress under a code-share agreement with Frontier Airlines, Inc. (“Frontier”). Freedom operates as America West Express pursuant to the Company’s code-share agreement with America West. Air Midwest operates under code-share agreements with America West, US Airways and Midwest Airlines. Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Prior to ceasing operations, CCAir operated under a code-share agreement with US Airways as US Airways Express. Approximately 98% of the Company’s consolidated passenger revenues for 2003 were derived from operations associated with code-share agreements.

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

Aircraft and Parts Held for Sale

      Aircraft and parts held for sale in 2002 were comprised of aircraft the Company identified as surplus as well as expendable and rotable inventory that was in excess of the Company’s needs. Aircraft that were previously identified as held for sale were under contract to return to the manufacturer and were valued at the contract price, less the cost to return the aircraft to meet the manufacturer’s return conditions. Quantities of

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rotable and expendable inventory that are surplus to the Company’s needs are stated at fair value, less costs to sell. Fair value is determined based upon the Company’s experience in selling similar assets and outside appraisals.

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

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $0.8 million, $1.2 million and $1.1 million of interest in fiscal 2003, 2002 and 2001, respectively.

Other Assets

      Other assets primarily consist of the capitalized costs associated with establishing financing for aircraft, the noncurrent portion of prepaid maintenance, and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-17 years. Prepaid maintenance is amortized over the six-year term of the related maintenance contract based upon the hours flown by the related aircraft. The debt issuance costs are amortized over the 20 year life of the senior convertible notes.

Air Traffic Liability

      Air traffic liability represents the cost of tickets sold but not yet used. The Company records the revenue associated with these tickets in the period the passenger flies.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes Payable for Aircraft on Interim Financing

      Aircraft under interim financing are recorded as a purchase with debt financing. As such, the Company reflects the aircraft in property and equipment and the debt financing in current portion of long-term debt on its balance sheet during the interim financing period. Upon permanent financing, the proceeds from the sale and lease back transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease.

Deferred Credits

      Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers and deferred gains on the sale and leaseback of interim financed aircraft. The incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. The deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

Notes Payable for Aircraft on Interim Financing

      Aircraft under interim financing are recorded as a purchase with debt financing. As such, the Company reflects the aircraft in property and equipment and the debt financing in current portion of long-term debt on its balance sheet during the interim financing period. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The America West, US Airways, and Midwest Airlines turboprop code-share agreements are pro-rate agreements. Under a pro-rate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from the Company’s pro-rate agreements and the Company’s independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

      The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. Essential Air Service (“EAS”) rates are normally set for two-year contract periods for each city.

Maintenance Expense

      The Company generally charges the cost of engine and aircraft maintenance to expense as incurred. The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

      In January 1997, the Company entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price. Any adjustments payments or credits are recognized in the period they occur.

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

      In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. Pursuant to the agreement, the Company was required to prepay $6.8 million in future maintenance costs to PWC. The prepayment is being amortized to expense over the term of the agreement as hours are flown. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

Minority Interest

      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Officer. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to fiscal year end. The Company owned greater than 50% of UFLY in 2003, 2002 and 2001 and therefore the financial results of UFLY are included in the consolidated financial results of the Company. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

Earnings (Loss) Per Share

      The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income (loss) per share is as follows:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	31,556	32,803	32,065
Effect of dilutive outstanding stock options and warrants	507	—	—
Effect of dilutive outstanding convertible debt	2,935	—	—

Weighted average shares outstanding — diluted	34,998	32,803	32,065

Adjustments to net income (loss):
Net income (loss)	$25,305	$(11,268)	$(48,225)
Interest expense on convertible debt, net of tax	1,144	—	—

Adjusted net income (loss)	$26,449	$(11,268)	$(48,225)

      The effect of options to purchase 599,000 and 363,000 shares of common stock in fiscal 2002 and 2001 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated by the pro forma amounts below:

	2003	2002	2001

Net income (loss) as reported	$25,305	$(11,268)	$(48,225)
Stock option compensation expense determined under fair value based method, net of related tax effects	(2,082)	(2,221)	(1,411)

Pro forma	$23,223	$(13,489)	$(49,636)

Income (loss) per share — basic:
As reported	$0.80	$(0.34)	$(1.50)

Pro forma	$0.74	$(0.41)	$(1.55)

Net income (loss) per share — diluted:
As reported	$0.76	$(0.34)	$(1.50)

Pro forma	$0.70	$(0.41)	$(1.55)

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airlines and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900D turboprop aircraft. CCAir, prior to ceasing operations, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries.

Recent Accounting Pronouncements

      In December 2002, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.

      The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time but has adopted the disclosure requirements of SFAS No. 148.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. The pronouncement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for interim or annual periods ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 has not and is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

      On December 9, 2002, UAL Corp., the parent of United Airlines, filed for Chapter 11 bankruptcy protection. As a result of this filing, United Airlines is required to obtain ratification of certain new code-share and revenue-guarantee agreements. On February 27, 2003, the Company reached agreement with United on a five-year revenue-guarantee agreement for 10 Dash-8 aircraft (which does not require Bankruptcy Court approval). Further, on July 1, 2003, the Company signed a memorandum of understanding with United, to operate regional jets under a revenue-guarantee agreement in addition to the 10 Dash-8 aircraft already under contract. The regional jets under the agreement include 15 50-seat aircraft, 15 70-seat aircraft and 15 additional 70-seat aircraft to replace the 50-seat regional jets upon their term expiration (for a total of 30 70-seat aircraft). The expanded agreement became effective in August 2003 and, unless extended, has a final expiration of December 2013. Should United not emerge from bankruptcy, the inability to fulfill contract commitments for aircraft under this contract could have a material adverse effect on the Company.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment consists of the following:

	September 30,

	2003	2002

	(In thousands)
Flight equipment, substantially pledged	$416,304	$180,507
Other equipment	26,476	26,375
Leasehold improvements	4,006	3,834
Furniture and fixtures	2,018	2,155
Buildings	4,418	4,126
Vehicles	1,092	1,161

	454,314	218,158
Less accumulated depreciation and amortization	(56,122)	(44,997)

Net property and equipment	$398,192	$173,161

6.	Line of Credit

      In December 2000, the Company entered into an agreement with Fleet Capital for a $35 million line of credit, collateralized by the Company’s inventory and receivables. The agreement contains a financial covenant that required the maintenance of certain financial ratios related to fixed charge coverage and total debt to capital. The Company was in compliance with these covenants at September 30, 2003. The Company had $16.1 million in letters of credit outstanding at September 30, 2003, which reduced the amount available under the line of credit with Fleet. There were no other amounts outstanding under this facility at September 30, 2003. Based upon available collateral, $9.8 million remained available under the line at September 30, 2003. The agreement expires in December 2003 and will not be renewed. As of December 8, 2003, $8.8 million in letters of credit remained outstanding, which the Company has cash collateralized with Fleet. Upon termination of the agreement, the collateralization of these letters of credits results in the Company having restricted cash.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Credits

      The Company accounts for aircraft purchase incentives provided by the aircraft manufacturers as deferred credits. These credits are amortized over the life of the related lease as a reduction of lease expense, which is included in flight operations in the statements of operations. Deferred credits include the value of aircraft purchase incentives, such as credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. Deferred credits also include deferred gains on the sale and leaseback of interim financed aircraft. These deferred gains are also amortized over the life of the related leases as a reduction of lease expense, which is included in flight operations in the statements of operations. In addition, during May 2001, Mesa restructured various past contractual claims it had against Bombardier Regional Aircraft Division. Under this restructuring, Mesa initially received $25.2 million and received $1.1 million per month through April 2003 to resolve these outstanding claims. These amounts are included in deferred credits at September 30, 2003.

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

      The Notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the Notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the Notes may convert their Notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the Notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the Notes may require the Company to repurchase the Notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severally liable for the repayment of the Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

      Long-term debt consists of the following:

	September 30,

	2003	2002

	(In thousands)
Notes payable to manufacturer for interim financed aircraft, principal due upon permanent financing, interest at the monthly LIBOR plus 3%	$241,623	$46,018
Senior convertible notes due 2023	100,112	—
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 2.91% to 7.15% at September 30, 2003, collateralized by the underlying aircraft	100,601	120,833
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	4,149	4,935
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	996	1,029
Other	1,684	2,501

Total debt	449,165	175,316
Less current portion	(250,142)	(65,106)

Long-term debt	$199,023	$110,210

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,

(In thousands)
2004	$250,142
2005	7,547
2006	7,742
2007	8,919
2008	7,342
Thereafter	167,473

10.	Common Stock Purchase and Retirement

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      Income tax expense (benefit) consists of the following:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Current:
Federal	$777	$(470)	$114
State	1,231	1,489	655

	2,008	1,019	769

Deferred:
Federal	13,278	(4,731)	(21,310)
State	424	(842)	(2,830)

	13,702	(5,573)	(24,140)

	$15,710	$(4,554)	$(23,371)

      The difference between the actual income tax expense (benefit) and the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2003	2002	2001

	(In thousands)
Computed “expected” tax expense (benefit)	$14,357	$(5,742)	$(25,059)
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes (benefit)	966	598	(1,902)
Other	387	(106)	552
Non-deductible amortization of intangibles	—	—	807
Increase in valuation allowance	—	696	2,231

	$15,710	$(4,554)	$(23,371)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$19,329	$24,014
Deferred credits	18,138	11,989
Other accrued expenses	7,752	14,347
Alternative minimum tax	2,173	1,947
Allowance for doubtful receivables	1,793	3,037
Unrealized trading (gains) losses	945	1,987
Inventory	730	4,394
Intangibles	574	676
General business credit carryforwards	—	1,731
Valuation allowance	(80)	(2,927)

Total deferred tax assets	$51,354	$61,195

Deferred tax liabilities:
Property and equipment	$(15,070)	(10,909)
Other	(3,364)	(3,664)

Total deferred tax liabilities	$(18,434)	$(14,573)

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

      At September 30, 2003, the Company sponsored the following stock-based compensation plans:

      In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair value on the date of grant. At September 30, 2003, there were 52,000 options outstanding under this plan. There are no options available for grant under this plan.

      In July 1998, the Company adopted a new stock option plan for outside directors. This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. At September 30, 2003, there were 184,753 options outstanding and 183,093 options available for future grants under this plan.

      In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the “1996 Stock Option Plan’) that provides for the granting of options to purchase up to 2,800,000 shares of the Company’s common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2003, there were 2,547,805 options outstanding and 170,760 options available for future grants under this plan.

      In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2003 there were 1,112,533 options outstanding and 280,284 options available for future grants under this plan.

      In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan in connection with the CCAir merger. At September 30, 2003, there were 24,856 options outstanding and there are no options available for future grants under this plan.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2003 there were 500,000 options outstanding and 1,500,000 options available for future grants under this plan.

      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant or six months following the grant.

      Transactions involving stock options under these plans are summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,889	$7.10	2,885	$7.56	4,258	$7.06
Granted	1,019	4.96	1,486	6.31	744	8.55
Exercised	(270)	5.42	(154)	6.09	(1,531)	6.50
Canceled/ Forfeited	(216)	6.51	(328)	8.11	(586)	7.94

Outstanding at end of year	4,422	$6.73	3,889	$7.10	2,885	$7.56

Exercisable at end of year	2,485	$7.47	2,014	$7.59	1,596	$8.02

      At September 30, 2003, the range of exercise prices for the aforementioned options was $2.31 to $14.77.

      The following table summarizes information concerning options outstanding at September 30, 2003:

	Stock Options			Stock Options
	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.31 - $ 3.99	44,228	7.5 Years	$3.27	12,428	$2.31
$ 4.00 - $ 5.99	1,835,832	7.6 Years	4.77	492,627	4.97
$ 6.00 - $ 7.99	722,958	6.2 Years	6.55	477,092	6.42
$ 8.00 - $ 9.99	1,452,881	5.2 Years	8.34	1,304,630	8.31
$10.00 - $11.99	352,080	5.7 Years	10.93	184,847	10.91
$12.00 - $14.77	13,968	7.8 Years	12.23	13,568	12.23

Options at September 30, 2003	4,421,947	6.5 Years	$6.73	2,485,192	$7.47

13.	Benefit Plans

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

      At September 30, 2003, the Company leased 111 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense totaled approximately $130.4 million, $107.6 million and $86.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending September 30,
(In thousands)
2004	$147,698
2005	145,193
2006	144,473
2007	139,356
2008	127,996
Thereafter	1,013,948

15.	Commitments and Contingencies

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2003	$267	$1,639	$—	$1,906
September 30, 2002	2,496	—	(2,229)	267
September 30, 2001	1,848	648	—	2,496
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2003	$12,799	$(1,771)	$(6,347)	$4,681
September 30, 2002	14,695	5,605	(7,501)	12,799
September 30, 2001	368	14,327	—	14,695

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

      The following table presents selected unaudited quarterly financial data and includes the effect of the restatement described in Note 23:

	First	First	Second	Second	Third	Third	Fourth	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(As	(As	(As	(As		(As	(As	(As
	Restated)	Previously	Restated)	Previously	(As	Previously	Restated)	Previously
		Reported)		Reported)	Restated)	Reported)		Reported)

	(In thousands)
2003(1)(3)
Operating revenues	$133,093	$133,093	$137,312	$137,312	$154,075	$154,075	$175,510	$175,510
Operating income (loss)	202	(112)	19,686	19,254	14,330	14,109	19,938	19,560
Net income (loss)	(955)	(560)	11,040	12,046	5,367	5,792	9,853	10,683
Net income (loss) per share — basic	$(0.03)	$(0.02)	$0.35	$0.38	$0.17	$0.18	$0.31	$0.35
Net income (loss) per share — diluted	$(0.03)	$(0.02)	$0.35	$0.38	$0.17	$0.18	$0.25	$0.29

	First	First	Second	Second	Third	Third	Fourth	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(As	(As	(As	(As		(As	(As	(As
	Restated)	Previously	Restated)	Previously	(As	Previously	Restated)	Previously
		Reported)		Reported)	Restated)	Reported)		Reported)

	(In thousands)
2002(2)(3)
Operating revenues	$111,234	$111,234	$119,575	$119,575	$133,797	$133,797	$132,177	$132,177
Operating income (loss)	4,428	4,718	8,317	8,718	7,875	8,448	(28,222)	(28,106)
Net income (loss)	3,175	3,666	4,859	5,185	1,951	2,658	(21,253)	(20,818)
Net income (loss) per share — basic	$0.10	$0.11	$0.15	$0.16	$0.06	$0.08	$(0.65)	$(0.63)
Net income (loss) per share — diluted	$0.10	$0.11	$0.14	$0.15	$0.06	$0.08	$(0.65)	$(0.63)

(1)	Second quarter amounts include impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(2)	Fourth quarter amounts include impairment and restructuring charges totaling $26.7 million (pretax).

(3)	The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

19.	Impairment and Restructuring Charges (Credits)

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CCAir Impairment and Restructuring

      As a result of the inability of CCAir to reduce its operating costs and its continued history of operating losses, as well as receiving a notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2002, management at CCAir elected to cease operations as of that date. As a result, the Company took a pretax restructuring and impairment charge of $19.8 million in fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2003 are as follows:

	Reserve			Non-	Reserve			Non-	Reserve	Reserve		Reversal		Non-	Reserve
Description of	Oct. 1,		Cash	Cash	Sept. 30,		Cash	Cash	Sept. 30,	Sept. 30,		of	Cash	Cash	Sept. 30,
Charge	2000	Provision	Utilized	Utilized	2001	Provision	Utilized	Utilized	2002	2002	Provision	Charges	Utilized	Utilized	2003

Restructuring:
Severance and other	$(236)	$—	$236	$—	$—	$(658)	$—	$—	$(658)	$(658)	$—	$—	$110	$—	$(548)
Costs to return aircraft	(2,202)	(16,136)	13,623	—	(4,715)	(10,040)	6,648	—	(8,107)	(8,107)	(1,050)	4,593	2,097	250	(2,217)
Aircraft lease payments	—	(3,610)	—	—	(3,610)	(9,238)	3,610	—	(9,238)	(9,238)	—	7,414	120	516	(1,188)
Cancellation of maintenance agreement	—	(1,200)	—	—	(1,200)	—	1,200	—	—	—	—	—	—	—	—
Impairment:
Impairment of surplus inventory	—	(3,233)	—	3,233	—	(4,143)	—	4,143	—	—	—	—	—	—	—
Impairment of maintenance deposits					—	(1,682)	—	1,682	—	—	—	—	—	—	—
Impairment of aircraft and other property	—	(47,421)	—	47,421	—	(914)	—	914	—	—	—	—	—	—	—
Writeoff of goodwill	—	(9,253)	—	9,253	—	—	—	—	—	—	—	—	—	—	—

Total	$(2,438)	$(80,853)	$13,859	$59,907	$(9,525)	$(26,675)	$11,458	$6,739	$(18,003)	$(18,003)	$(1,050)	$12,007	$2,327	$766	$(3,953)

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement company. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Year Ended
September 30, 2003 (000’s)	Mesa/Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Depreciation and amortization	9,670	3,307	—	2,542	—	15,519
Operating income (loss)	41,568	(6,545)	11,810	44,034	(36,711)	54,156
Interest expense	(7,027)	(2,849)	(173)	(1,720)	228	(11,541)
Interest income	837	4	4	593	(275)	1,163
Income (loss) before income tax and minority interest	28,855	(6,817)	13,486	42,253	(36,757)	41,020
Income tax (benefit)	10,794	(2,353)	5,165	16,182	(14,078)	15,710
Total assets	610,228	19,073	441	310,095	(222,901)	716,936
Capital expenditures (including non-cash)	408,467	121	—	21,421	—	430,009

Year Ended
September 30, 2002 (000’s)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Depreciation and amortization	8,282	3,492	485	1,639	—	13,898
Operating income (loss)	24,621	1,083	(34,083)	777	—	(7,602)
Interest expense	(1,385)	(4,322)	(1,375)	141	—	(6,941)
Interest income	125	2	35	1,380	—	1,542
Income (loss) before income tax and minority interest	23,105	(3,475)	(35,431)	(604)	—	(16,405)
Income tax (benefit)	6,053	(933)	(9,515)	(159)	—	(4,554)
Total assets	271,865	22,488	6,710	359,557	(261,459)	399,161
Capital expenditures (including non-cash)	49,867	2,001	987	2,900	—	55,755

Year Ended
September 30, 2001 (000’s)	Mesa/ Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$320,766	$135,147	$61,069	$6,396	$—	$523,378
Depreciation and amortization	6,187	7,069	820	(154)	—	13,922
Operating income (loss)	(67,564)	5,327	(6,232)	(1,444)	—	(69,913)
Interest expense	(970)	(11,645)	(1,653)	(151)	—	(14,419)
Interest income	1,351	24	(11)	458	—	1,822
Income (loss) before income tax and minority interest	(59,497)	(4,156)	(6,678)	(1,265)	—	(71,596)
Income tax (benefit)	(19,422)	(1,357)	(2,180)	(412)	—	(23,371)
Total assets	391,522	29,418	19,459	311,729	(255,512)	496,616
Capital expenditures (including non-cash)	81,904	3,319	3,434	460	—	89,117

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Subsequent Events

      On October 6, 2003, the Company announced that it had made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast whereby the Company would issue 0.9 of a share of its common stock for each Atlantic Coast share. In connection with such proposal, the Company, on October 15, 2003, filed with the SEC the necessary documents to commence a shareholder consent solicitation to replace Atlantic Coast’s current board of directors with independent directors who the Company believes will give fair consideration to its proposal and announced its intention to make an exchange offer for all the outstanding shares of common stock of Atlantic Coast subject to certain conditions. The Company believes that its nominees, if elected, would take such action, to the event that it is in the best interest of the Atlantic Coast stockholders to (i) remove the impediments to the consideration of the Company’s exchange offer/merger proposal and any alternative proposals arising pursuant to that certain Rights Agreement dated as of January 27, 1999 between Atlantic Coast and Continental Stock Transfer & Trust Company, and (ii) exempt the Company’s exchange offer/merger proposal, or any other alternative transaction from the restrictions of Section 203 of the Delaware General Corporation Law. The Company also intended to file with the SEC a Registration Statement on Form S-4 with respect to the issuance of our common stock in connection with the offer to exchange Mesa shares directly with Atlantic Coast shareholders.

      In connection with the Company’s proposal, several lawsuits have been filed. On October 27, 2003, Atlantic Coast filed a complaint against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements and omissions in violation of the federal securities laws in connection with its proposed consent solicitation and potential exchange offer. Atlantic Coast’s complaint alleges, among other things, that (i) Mesa failed to disclose Untied Airlines as a participant in its consent solicitation and proposed transaction; (ii) Mesa’s bid to acquire all of Atlantic Coast’s outstanding stock is motivated by its desire to use Atlantic Coast’s cash on hand to resolve Mesa’s difficulties in obtaining financing for additional aircraft purchases; (iii) Mesa CEO Jonathan Ornstein and other Mesa insiders sold a substantial number of Mesa shares in September 2003, shortly before Mesa announced its takeover bid of Atlantic Coast; (iv) other stock transactions produced short-swing profits subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, which requires a corporate insider to disgorge any profit from such transactions; (v) Mesa’s directors, who have determined that an acquisition of Atlantic Coast would be in Mesa’s best interest and are proposing a transaction in which the stockholders of Atlantic Coast would receive shares of Mesa common stock, are not sufficiently independent and have engaged in self-dealing; and (vi) several of Mesa’s nominees to Atlantic Coast’s board of directors are subject to conflicts of interest that would impair their ability to fulfill their fiduciary obligations to Atlantic Coast. Atlantic Coast in its complaint seeks injunctive relief with respect to its allegations. Atlantic Coast in its complaint seeks to (i) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation violate Section 14(a) of the Exchange Act and SEC Rule 14a-9; (ii) obtain a declaration that Mesa’s consent statement as well as its other statements in conjunction with its proposed consent solicitation and exchange offer violate Section 14(e) of the Exchange Act; (iii) require Mesa to correct any alleged material misstatements and omissions; (iv) enjoin Mesa from disseminating its consent statement; and (v) enjoin Mesa from making a proxy consent solicitation and/or tender offer to Atlantic Coast’s stockholders.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 26, 2003, Atlantic Coast amended its complaint. The amended complaint, in addition to the allegations contained in its initial complaint filed on October 27, 2003, claims that (i) United Airlines and Mesa acted in concert and conspired in violation of Section 1 of the Sherman Antitrust Act and (ii) Mesa’s attempt to acquire Atlantic Coast is in violation of Section 7 of the Clayton Act. Atlantic Coast simultaneously filed a motion for a preliminary injunction that would, among other things, prohibit Mesa from commencing the Company’s consent solicitation and from taking any other action to attempt to acquire control of Atlantic Coast or its board of directors.

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

      On December 18, 2003, the United States District Court for the District of Columbia enjoined the Company from proceeding with its consent solicitation and the Company’s exchange offer pending final resolution of Atlantic Coast’s antitrust claims against Mesa. On December 19, 2003, the United States Department of Justice initiated an antitrust investigation to determine whether Mesa’s proposed acquisition of Atlantic Coast violates Section 1 of the Sherman Act or Section 7 of the Clayton Act. Mesa intends to fully comply with this inquiry. On December 23, 2003, Mesa announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast. As a result of this announcement, the United States Department of Justice and Cooperation Counsel dropped their antitrust investigations. Despite this decision, our litigation with Atlantic Coast remains pending. We cannot assure you regarding the likely outcome of our litigation or any future litigation with Atlantic Coast. An adverse result in the litigation could have a negative impact on our business and could result in fines and/or other penalties.

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

23.	Restatement of Financial Statements

      The Company has periodically entered into agreements with manufacturers for the acquisition of aircraft. Under these agreements, it is common for the Company to take delivery of aircraft prior to having permanent financing in place under short-term interim financing arrangements. These short-term interim financing arrangements are typically six months or less, are provided by the manufacturer and are described as short-term leases in the aircraft purchase agreements. After taking delivery of aircraft, the Company pursues permanent financing for the aircraft in the form of a long-term operating lease through sale-leaseback

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. The Company previously accounted for the interim financing as a short-term operating lease, with payments to the manufacturer recorded as lease expense.

      Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2003, the Company’s management determined that certain of the interim aircraft financing arrangements consisted of borrowings that should have been recorded as debt financing and the interim financed aircraft should have been reflected on the Company’s balance sheet. Accordingly, the Company has restated its financial statements to reflect aircraft, debt and the related depreciation expense of the aircraft in its financial statements during the interim financing period. In addition, the payments recorded as lease expense will be reflected as interest expense. As a result of the restatement, the Company will have recognized a deferred gain on those aircraft permanently financed through subsequent sale-leaseback transactions. The deferred gain, equal to the difference between the aircraft’s purchase price and depreciated value, is to be recorded as a deferred credit and will be amortized over the life of the lease.

      As a result, the accompanying consolidated financial statements for the years ended September 30, 2003, 2002 and 2001, have been restated from the amounts previously reported to correct the accounting for these transactions. Retained earnings as of October 1, 2000 has also been restated to reflect a prior period adjustment to previously reported earnings through that date. A summary of the significant effects of the restatement on the accompanying consolidated financial statements is presented below.

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2003	2002	2002	2001	2001

	(As Restated)	(As Previously	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)		Reported)

	(In thousands, except per share amounts)
Flight operations	$216,328	$222,265	$182,715	$184,301	$174,679	$175,650
Depreciation and amortization	15,519	10,927	13,898	10,932	13,922	13,680
Interest expense	(11,541)	(5,890)	(6,941)	(5,440)	(14,419)	(13,469)
Income taxes (benefit)	15,710	17,360	(4,554)	(3,632)	(23,371)	(23,299)
Net income (loss)	25,305	27,961	(11,268)	(9,309)	(48,225)	(48,076)
Net income (loss) per common share — basic	$0.80	$.89	$(.34)	$(.28)	$(1.50)	$(1.50)
Net income (loss) per common share — diluted	$0.76	$.83	$(.34)	$(.28)	$(1.50)	$(1.50)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2003 and 2002

	2003	2003	2002	2002

	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)

	(In thousands)
Property and equipment, net	$398,192	$158,176	$173,161	$127,450
Deferred income taxes	4,484	1,727	30,394	29,287
Total assets	716,936	474,163	399,161	352,343
Current portion of long-term debt	250,142	8,519	65,106	19,088
Deferred credits	63,264	57,116	52,134	48,992
Total liabilities	604,963	357,192	311,436	262,276
Retained earnings (accumulated deficit)	(2,607)	2,391	(27,912)	(25,570)
Total stockholders’ equity	111,973	116,971	86,758	89,100
Total liabilities and stockholders’ equity	716,936	474,163	399,161	352,343

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the annual period covered by this report but also concluded that there are certain weaknesses in our expendable and rotable parts area that could be improved upon. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections. Additionally, in April 2004, the Company determined that certain interim financing arrangements were not properly accounted for (see Note 23). As a result of this determination, we are in the process of implementing a plan directed toward contract documentation and review to ensure that provisions of our contractual obligations are appropriately reflected in our consolidated financial statements. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

Item 14.	Principal Accountants Fees and Services

      Information regarding principal accounting fees and services is contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Mesa Air Group, Inc. and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Schedules and Reports on Form 8-K

      (A) Documents filed as part of this report:

      1. Reference is made to Item 8 hereof.

      2. Reports on Form 8-K

      We filed an 8-K on July 30, 2003 to announce our earnings for the third quarter ended June 30, 2003.

      3. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., a representative of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998

Exhibit
Number	Description	Reference

5.2	2001 Key Officer Stock Option Plan, as Amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Code share and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.3	First Amendment to Code share and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4	Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5	Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.6	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.7	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number	Description	Reference

10.10	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.13	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.14	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003(Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.15	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.16	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495 and incorporated herein by reference
10.17	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.18	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein, as amended	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.19	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz, as amended	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.20	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.21	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.22	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as Amended	Filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number	Description	Reference

18.1	Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed as Exhibit 21.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ JONATHAN G. ORNSTEIN

______________________________________ Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GEORGE MURNANE III

______________________________________ George Murnane III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein		Chairman of the Board, Chief Executive Officer and Director	May 7, 2004

* Daniel J. Altobello		Director	May 7, 2004

* Ronald R. Fogleman		Director	May 7, 2004

* Maurice A. Parker		Director	May 7, 2004

* Julie Silcock		Director	May 7, 2004

* Joseph L. Manson		Director	May 7, 2004

*By:	/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as Amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023.	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., a representative of the Initial Purchasers of Senior Convertibles Notes due 2023.	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference.
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan, as Amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.3	Outside Directors’ Stock Option Plan, as Amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Code share and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference

Exhibit
Number	Description	Reference

10.3	First Amendment to Code share and Revenue Sharing Agreement dated as of April 27, 2001, By and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.4	Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5	Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.6	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.7	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference
10.8	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.13	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number	Description	Reference

10.14	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003(Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.15	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.16	Form of Lease Agreement between Beech Acceptance Corporation, Inc. and Mesa Airlines, Inc., negotiated September 30, 1994 for all prospective 1900 D Airliner leases.	Filed as Exhibit 10.67 to Form 10-K for the year ended September 30, 1994, Commission File No. 0-15495 and incorporated herein by reference
10.17	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.18	Employment Agreement dated as of March 14, 2001, between the Registrant and Jonathan G. Ornstein, as amended	Filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.19	Employment Agreement dated as of January 1, 2001, between the Registrant and Michael J. Lotz, as amended	Filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.20	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.21	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001 and incorporated herein by reference
10.22	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as Amended	Filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended September 30, 2002 and incorporated herein by reference
18.1	Letter regarding change in accounting Principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed as Exhibit 21.1 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
23.1	Independent Auditors’ Consent of Deloitte and Touche LLP	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith