Form 10-Q/A
period 2003-12-31
MESA AIR GROUP INC
filed 2004-05-07
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No.1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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
(602) 685-4000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☒ No ☐

     On May 4, 2004 the registrant had outstanding 31,700,874 shares of Common Stock.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 for the purpose of amending and restating Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of December 31, 2003 and for the three months ended December 31, 2003 and 2002. The restatement relates to the accounting for interim financing arrangements and is further discussed in Note 18 to the restated condensed consolidated financial statements included herein. We have also updated Item 2 of Part I, Management Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on February 17, 2004. This Amendment should be read together with our Annual Report on Form 10-K/A for the year ended September 30, 2003, as filed with the U.S. Securities and Exchange Commission on December 29, 2003, and amended on January 5, 2004 and May 7, 2004.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)
(As Restated, See Note 18)

	Three Months Ended
	December 31,	December 31,
	2003	2002
Operating revenues:
Passenger	$181,323	$127,677
Freight and other	6,230	5,416

Total operating revenues	187,553	133,093

Operating expenses:
Flight operations	64,747	49,741
Fuel	35,932	24,485
Maintenance	36,694	30,982
Aircraft and traffic servicing	13,824	13,312
Promotion and sales	1,648	2,401
General and administrative	17,091	8,672
Depreciation and amortization	6,020	3,298

Total operating expenses	175,956	132,891

Operating income	11,597	202

Other income (expense):
Interest expense	(5,762)	(2,228)
Interest income	496	262
Other income	702	211

Total other expense	(4,564)	(1,755)

Income (loss) before income taxes and minority interest	7,033	(1,553)
Income taxes (benefit)	2,896	(595)

Income (loss) before minority interest	4,137	(958)
Minority interest	—	3

Net income (loss)	$4,137	$(955)

Income (loss) per common share:
Basic	$0.13	$(0.03)
Diluted	$0.12	$(0.03)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share amounts)

	December 31,	September 30,
	2003	2003
	(As Restated,
	See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$139,486	$152,547
Marketable securities	11,076	13,558
Restricted cash	9,268	—
Receivables, primarily traffic, net	23,096	25,493
Expendable parts and supplies, net	27,807	25,044
Prepaid expenses and other current assets	21,396	28,202
Deferred income taxes	25,199	28,436

Total current assets	257,328	273,280
Property and equipment, net	341,567	398,192
Lease and equipment deposits	24,823	27,352
Deferred income taxes	5,252	4,484
Intangibles, net	1,222	—
Other assets	13,206	13,628

Total assets	$643,398	$716,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$153,135	$250,142
Accounts payable	41,449	39,315
Air traffic liability	2,927	3,490
Accrued compensation	5,192	6,581
Income taxes payable	—	896
Other accrued expenses	34,096	37,428

Total current liabilities	236,799	337,852
Long-term debt, excluding current portion	219,598	199,023
Deferred credits	65,827	63,264
Other noncurrent liabilities	4,610	4,824

Total liabilities	526,834	604,963

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 75,000,000 shares authorized; 31,742,507 and 31,704,625 shares issued and outstanding, respectively	115,036	114,580
Retained earnings (accumulated deficit)	1,528	(2,607)

Total stockholders’ equity	116,564	111,973

Total liabilities and stockholders’ equity	$643,398	$716,936

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(As Restated, See Note 18)

	Three Months Ended
	December 31,	December 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$4,137	$(955)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities: Depreciation and amortization	6,020	3,298
Tax benefit-stock compensation	83	5
Deferred income taxes	2,469	(594)
Unrealized (gain) loss on investment securities	510	689
Amortization of deferred credits	(1,649)	(1,567)
Provision for obsolete expendable parts and supplies	300	300
Provision for doubtful accounts	696	—
Minority interest	—	(3)
Changes in assets and liabilities:
Net sales of investment securities	1,972	2,785
Restricted cash	(9,268)	—
Receivables	1,701	(11,335)
Expendable parts and supplies	(2,283)	(1,934)
Prepaid expenses and other current assets	6,806	5,926
Accounts payable	1,384	959
Income taxes	(896)	(537)
Cost to return aircraft held for sale	—	(701)
Other accrued liabilities	(4,710)	(1,303)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,272	(4,967)

Cash Flows from Investing Activities:
Capital expenditures	(10,561)	(1,292)
Acquisition of Midway assets, net	(9,160)	—
Proceeds from sale of rotable and expendable inventory	385	1,198
Change in other assets	281	343
Net (payments) returns of lease and equipment deposits	1,129	(3,628)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(17,926)	(3,379)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(3,244)	(3,943)
Proceeds from issuance of common stock	373	275
Common stock purchased and retired	—	(1,867)
Proceeds from receipt of deferred credits	464	3,120
Distribution to minority interest shareholders	—	(375)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,407)	(2,790)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,061)	(11,136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,486	$34,734

(Continued)

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(As Restated, See Note 18)

	Three Months Ended
	December 31,	December 31,
	2003	2002
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,268	$2,439
Cash paid for income taxes, net	1,265	535
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$25,295	$91,383
Aircraft and debt permanently financed as operating leases	(122,592)	—
Long-term debt assumed in Midway asset purchase	24,109	—
Inventory and other credits received in conjunction with aircraft financing	427	440

(Concluded)

See condensed accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business and Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three-month periods have been made. Operating results for the three-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2003.

     The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania company; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group - Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. UFLY was established in fiscal 2002 to make strategic investments in US Airways common stock. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. CCAir ceased operations on November 3, 2002 and was dissolved in the second quarter of fiscal 2003. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to fiscal year end. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3. Acquisitions

     In December 2003, the Company announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast. Transaction related costs of $5.3 million are included in General and administrative expenses in the three month period ended December 31, 2003.

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

     The acquisition was recorded using the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the consolidated statements of income from the date of acquisition. The purchase price has been allocated to the assets acquired (primarily aircraft and rotable parts) and liabilities assumed based upon preliminary estimates of fair values.

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

Three Months ended	Mesa /	Air
December 31, 2003 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$165,079	$21,160	$—	$81,463	$(80,149)	$187,553
Depreciation and amortization	5,158	176	—	686	—	6,020
Operating income (loss)	17,878	(2,698)	—	9,290	(12,873)	11,597
Interest expense	(4,080)	(42)	—	(1,640)	—	(5,762)
Interest income	344	2	—	150	—	496
Income (loss) before income tax and minority interest	14,817	(2,673)	—	7,762	(12,873)	7,033
Income tax (benefit)	6,104	(1,101)	—	3,197	(5,304)	2,896
Total assets	553,639	15,105	—	338,895	(264,241)	643,398
Capital expenditures (including non-cash)	27,857	44	—	7,955	—	35,856

Three Months Ended	Mesa /	Air
December 31, 2002 (000's)	Freedom	Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$107,309	$23,309	$1,254	$1,221	$—	$133,093
Depreciation and amortization	2,481	179	—	638	—	3,298
Operating income (loss)	1,329	(1,455)	(1,423)	1,751	—	202
Interest expense	(1,805)	(105)	(174)	(144)	—	(2,228)
Interest income	171	2	2	87	—	262
Income (loss) before income tax and minority interest	(344)	(1,591)	(1,595)	1,977	—	(1,553)
Income tax (benefit)	(132)	(609)	(611)	757	—	(595)
Total assets	302,149	11,200	4,250	433,190	(267,057)	483,732
Capital expenditures (including non-cash)	91,946	16	—	713	—	92,675

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

8. Deferred Credits

     Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers and deferred gains on the sale and leaseback of interim financed aircraft. These incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. These deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

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

     The Notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the Notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the Notes may convert their Notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the Notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the Notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the Notes may require the Company to repurchase the Notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is the Company’s intent to settle the notes in cash if the Holders require repurchase in 2008, 2013 and 2018.

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

     Also at December 31, 2003, the Company had $144.3 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing, the aircraft are recorded as a purchase with debt financing.

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

	Three Months
	Ended December 31,
	2003	2002
	(in thousands)
Share calculation:
Weighted average shares — basic	31,743	31,656
Effect of dilutive outstanding stock options and warrants	1,864	—
Effect of dilutive outstanding convertible debt.	10,011	—

Weighted average shares — diluted	43,618	31,656

Adjustments to net income (loss):
Net income (loss)	$4,137	$(955)
Interest expense on convertible debt, net of tax	1,008	—

Adjusted net income (loss)	$5,145	$(955)

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

     The changes in the impairment and restructuring charges for the period ended December 31, 2003 and 2002 are as follows:

	Reserve	Non		Reserve
	Oct. 1,	Cash	Cash	Dec. 31,
Description of Charge	2002	Utilized	Utilized	2002
Restructuring:
Severance and other	$(658)	$—	$56	$(602)
Costs to return aircraft	(8,107)	—	701	(7,406)
Aircraft lease payments	(9,238)	129	—	(9,109)

Total	$(18,003)	$129	$757	$(17,117)

	Reserve	Non		Reserve
	Oct. 1,	Cash	Cash	Dec. 31,
Description of Charge	2003	Utilized	Utilized	2003
Restructuring:
Severance and other	$(548)	$—	$44	$(504)
Costs to return aircraft	(2,217)	—	—	(2,217)
Aircraft lease payments	(1,188)	129	36	(1,023)

Total	$(3,953)	$129	$80	$(3,744)

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

	Three Months Ended
	December 31,	December 31,
	2003	2002
	(in thousands)
Net income (loss) as reported	$4,137	$(955)
Stock-based employee compensation cost, net of tax	(128)	(362)

Pro forma net income (loss)	$4,009	$(1,317)

Interest expense on convertible debt, net of tax	$1,008	$—

Adjusted pro forma net income (loss)	$5,017	$(1,317)

Income (loss) per share — Basic:
As reported	$0.13	$(0.03)

Pro forma	$0.13	$(0.04)

Income (loss) per share — Diluted:
As reported	$0.12	$(0.03)

Pro forma	$0.12	$(0.04)

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

     On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. In February 2003, a small single-engine plane operated as a training flight by the Company’s wholly owned subsidiary, MPD, Inc., crashed after take-off in Sedona, Arizona. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the causes of the respective crashes. The Company is unable to predict the amount of claims, if any, which may ultimately be made against it and how those claims might be resolved. The Company maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 5481.

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

     The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in party, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is the Company’s intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof.

     The Company plans to use the net proceeds from the sale of the notes for working capital and general corporate purposes.

17. Reclassifications

     Certain 2003 amounts previously reported have been reclassified to conform with the 2004 presentation.

18. Restatement of Financial Statements

     The Company has periodically entered into agreements with manufacturers for the acquisition of aircraft. Under these agreements, it is common for the Company to take delivery of aircraft prior to having permanent financing in place under short-term interim financing arrangements. These short-term interim financing arrangements are typically six months or less, are provided by the manufacturer and are described as short-term leases in the aircraft purchase agreements. After taking delivery of aircraft, the Company pursues permanent financing for the aircraft in the form of a long-term operating lease through sale-leaseback transactions. The Company previously accounted for the interim financing as a short-term operating lease, with payments to the manufacturer recorded as lease expense.

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2003, the Company’s management determined that certain of the interim aircraft financing arrangements consisted of borrowings that should have been recorded as debt financing and the interim financed aircraft should have been reflected on the Company’s balance sheet. Accordingly, the Company has restated its financial statements to reflect aircraft, debt and the related depreciation expense of the aircraft in its financial statements during the interim financing period. In addition, the payments recorded as lease expense will be reflected as interest expense. As a result of the restatement, the Company has recognized a deferred gain on those aircraft permanently financed through subsequent sale-leaseback transactions. The deferred gain, equal to the difference between the aircraft’s purchase price and depreciated value, is to be recorded as a deferred credit and will be amortized over the life of the lease.

     As a result, the accompanying condensed consolidated financial statements as of December 31, 2003 and for the quarters ended December 31, 2003 and 2002 have been restated from the amounts previously reported to correct for these transactions. A summary of the significant effects of the restatement on the accompanying condensed consolidated financial statements is presented below.

For the three months ended December 31, 2003 and 2002
(in thousands, except per share amounts)
(Unaudited)

	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002
	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)
Flight operations	$64,747	$67,941	$49,741	$50,744
Depreciation and amortization	6,020	3,353	3,298	2,609
Operating income	11,597	11,070	202	(112)
Interest expense	(5,762)	(2,698)	(2,228)	(1,274)
Income taxes (benefit)	2,896	3,665	(595)	(350)
Net income (loss)	4,137	5,905	(955)	(560)
Income (loss) per common share:
Basic	$0.13	$0.19	$(0.03)	$(0.02)
Diluted	$0.12	$0.16	$(0.03)	$(0.02)

As of September 30, 2003
(In thousands)
(Unaudited)

	December 31,	December 31,
	2003	2003
	(As Restated)	(As Previously
		Reported)
Property and equipment, net	$341,567	$198,984
Deferred income taxes	5,252	1,727
Total assets	643,398	497,290
Current portion of long-term debt	153,135	8,809
Deferred credits	65,827	57,277
Total liabilities	526,834	373,958
Retained earnings	1,528	8,296
Total stockholders’ equity	116,564	123,332
Total liabilities and stockholders’ equity	643,398	497,290

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

     The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three months ended December 31, 2003 and 2002 as described in Note 18 to the consolidated financial statements.

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

     Mesa’s airline operations during the first quarter of fiscal year 2004 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc., as United Express under a code-share and revenue guarantee agreement with United Airlines, as US Airways Express under code-sharing and revenue guarantee agreements with US Airways, Inc. and as Frontier JetExpress under a code-sharing and revenue guarantee agreement with Frontier, which expired on December 31, 2003. Air Midwest, Inc., a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-sharing agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-sharing agreement with Midwest Airlines in Kansas City on flights operated as US

Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of Mesa Air Group, Inc. began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express.

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

     The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended
	December 31, 2003	December 31, 2002
Passengers	2,101,600	1,417,174
Available seat miles (000’s)	1,456,787	960,030
Revenue passenger miles (000’s)	990,939	585,775
Load factor	68.0%	61.0%
Yield per revenue passenger mile (cents)	18.9	22.7
Revenue per available seat mile (cents)	12.9	13.9
Operating cost per available seat mile (cents)	12.1	13.8
Average stage length (miles)	374	315
Number of operating aircraft in fleet	158	122
Gallons of fuel consumed	36,183,273	25,419,203
Block hours flown	114,316	92,588
Departures	80,871	72,519

CONSOLIDATED FINANCIAL DATA

	Three Months Ended
	December 31, 2003		December 31, 2002
	Costs per	% of total	Costs per	% of total
	ASM (cents	Revenues	ASM (cents)	Revenues
Flight operations	4.4	34.5%	5.2	37.4%
Fuel	2.5	19.2%	2.6	18.4%
Maintenance	2.5	19.6%	3.2	23.3%
Aircraft and traffic servicing	0.9	7.4%	1.4	10.0%
Promotion and sales	0.1	0.9%	0.3	1.8%
General and administrative	1.2	9.1%	0.9	6.5%
Depreciation and amortization.	0.4	3.2%	0.3	2.5%

Total operating expenses	12.1	93.8%	13.8	99.8%
Interest expense	0.4	3.1%	0.2	1.7%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended December 31, 2003 (000's)
	Mesa/	Air
	Freedom	Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$165,079	$21,160	$—	$81,463	$(80,149)	$187,553
Total operating expenses	147,201	23,858	—	72,173	(67,276)	175,956

Operating income (loss).	17,878	(2,698)	—	9,290	(12,873)	11,597

	Three Months Ended December 31, 2002 (000's)
	Mesa/	Air
	Freedom	Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$107,309	$23,309	$1,254	$1,221	$—	$133,093
Total operating expenses	105,980	24,764	2,677	(530)	—	132,891

Operating income (loss).	1,329	(1,455)	(1,423)	1,751	—	202

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

     Operating Expenses

     Flight Operations

     In the quarter ended December 31, 2003, flight operations expense increased $15.0 million or 30.2%, to $64.7 million (4.4 cents per ASM) from $49.7 million (5.2 cents per ASM) for the comparable period in fiscal 2003. The dollar increase is consistent with the increased capacity from the additional regional jets added to Mesa’s and Freedom’s fleet. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir as the larger aircraft generate more ASMs per block hour than the turboprop aircraft.

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

     Maintenance Expense

     In the quarter ended December 31, 2003, maintenance expense increased $5.7 million or 18.4%, to $36.7 million (2.5 cents per ASM) from $31.0 million (3.2 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom maintenance expense increased $4.4 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses at Mesa Airlines. Maintenance expense in the Other segment increased $1.8 million as a result of the incurrence of rotable repair expenses and certain purchasing related administrative expenses incurred at MAG-AIM. The decrease on an ASM basis is due to the lower operating costs of flying regional jets versus turboprop aircraft.

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

     Depreciation and Amortization

     In the quarter ended December 31, 2003, depreciation and amortization expense increased $2.7 million or 82.5%, to $6.0 million (0.4 cents per ASM) from $3.3 million (0.3 cents per ASM) for the comparable quarter in the prior year. The increase is primarily due to an increase in the number of aircraft on interim financing and an increase in rotable aircraft inventory at Mesa and Freedom.

     Interest Expense

     Interest expense increased $3.5 million or 158.6%, to $5.8 million for the three months ended December 31, 2003 from $2.2 million for the three months ended December 31, 2002. The increase in interest expense on Mesa and Freedom is due to the increase in aircraft on interim financing in the current period and the increase interest expense in the other segment is due to the senior convertible notes that were issued in June of 2003.

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

     Also at December 31, 2003, the Company had $144.3 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing, the aircraft are recorded as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. The Company subsequently obtains long-term financing through a sale-leaseback or traditional long-term debt. Upon permanent financing, the proceeds from the sale and lease back transaction or debt is used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease.

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

     We have significant long-term lease obligations primarily relating to our aircraft fleet, including six leased aircraft acquired in the Midway Asset purchase transaction. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2003, we leased 129 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.1 billion at December 31, 2003. The Company also assumed $24.1 million in debt related to the two CRJ-200 aircraft in connection with the Midway Airlines asset purchase.

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

Commitments

     As of December 31, 2003, we had $372.7 million in long-term debt (including current maturities). This amount consisted primarily of $100.1 million related to the issuance of the senior convertible notes, $98.7 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $24.1 million related to the two CRJ 200 aircraft acquired from Midway, $3.8 million related to the settlement of past contractual claims of an aircraft manufacturer, $144.3 million in notes payable to manufacturer for interim financed aircraft and $1.0 million related to a mortgage note payable on one of our real estate properties.

     The following table sets forth our cash obligations as of December 31, 2003.

In thousands:	2004	2005	2006	2007	2008	Thereafter	Total
Debt:
Senior convertible debt notes (assuming no conversions)	$—	$—	$—	$—	$—	$100,112	$100,112
Notes payable related to B1900Ds	4,801	6,614	6,812	7,016	7,226	66,214	98,683
Notes payable related to CRJ-200s	1,388	1,801	1,590	1,705	1,399	16,226	24,109
Note payable to manufacturer	393	786	786	1,791	—	—	3,756
Mortgage note payable	27	38	41	44	48	789	987
Notes payable to manufacturer – interim financing (1)	144,326	—	—	—	—	—	144,326
Other	99	111	104	70	70	306	760

Total debt:	151,034	9,350	9,333	10,626	8,743	183,647	372,733

Payments under operating leases:
Cash aircraft rental payments(2)	180,134	181,618	179,714	166,694	160,550	1,228,423	2,097,133
Lease payments on equipment and operating facilities	477	334	143	47	46	488	1,535

Total lease payments	180,611	181,952	179,857	166,741	160,596	1,228,911	2,098,668

Future aircraft acquisition costs (3)	400,000	—	—	—	—	—	400,000

Total	$731,645	$191,302	$189,190	$177,367	$169,339	$1,412,558	$2,871,401

(1)	Represents the principal amount of notes payable to the manufacturer for interim financed aircraft. The Company expects to permanently finance these aircraft under operating leases in the following year; however, these aircraft may also be financed as debt.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future. The acquisitions are expected to be accounted for as off balance sheet operating leases having lease terms of 16.5 years.

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

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2003:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2003	Capacity
Canadair 200 Regional Jet	—	43	43	43	50

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2003	Capacity
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	1	9	10	10	90
Embraer 145 Regional Jet.	—	36	36	36	50
Beechcraft 1900D	35	7	42	42	19
Dash 8-200	—	12	12	12	37
Embraer EMB 120	—	6	6	—	30

Total	41	123	164	158

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

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the annual period covered by this report but also concluded that there are certain weaknesses in our expendable and rotable parts area that could be improved upon. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections. Additionally, in April 2004, the Company determined that certain interim financing arrangements were not properly accounted for. As a result of this determination, we are in the process of implementing a plan directed toward contract documentation and review to ensure that provisions of our contractual obligations are appropriately reflected in our consolidated financial statements. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting.

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

MESA AIR GROUP, INC.

	By:	/s/GEORGE MURNANE III

George Murnane III Executive Vice President and CFO
Dated: May 7, 2004