Form 10-Q
period 2004-03-31
MESA AIR GROUP INC
filed 2004-05-17
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2004

or

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

(602) 685-4000

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

          Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          On May 11, 2004 the registrant had outstanding 31,703,874 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

		(As Restated,		(As Restated,
		See note 18)		See note 18)

	(In thousands, except per share amounts)
Operating revenues:
Passenger	$202,549	$131,654	$383,872	$259,332
Freight and other	7,115	5,658	13,345	11,074

Total operating revenues	209,664	137,312	397,217	270,406

Operating expenses:
Flight operations	73,931	46,395	138,727	96,137
Fuel	42,768	27,565	78,700	52,050
Maintenance	37,192	25,687	73,886	56,668
Aircraft and traffic servicing	16,028	13,461	29,852	26,773
Promotion and sales	1,443	1,647	3,091	4,048
General and administrative	14,925	9,530	32,016	18,203
Depreciation and amortization	5,352	4,298	11,372	7,596
Impairment and restructuring charges (credits)	11,317	(10,957)	11,317	(10,957)

Total operating expenses	202,956	117,626	378,961	250,518

Operating income	6,708	19,686	18,256	19,888

Other income (expense):
Interest expense	(5,223)	(2,998)	(10,707)	(5,054)
Interest income	393	50	610	140
Other income	1,131	1,170	1,834	1,381

Total other expense	(3,699)	(1,778)	(8,263)	(3,533)

Income before income taxes and minority interest	3,009	17,908	9,993	16,355
Income taxes	1,240	6,859	4,117	6,264

Income before minority interest	1,769	11,049	5,876	10,091
Minority interest	—	(9)	—	(6)

Net income	$1,769	$11,040	$5,876	$10,085

Income per common share:
Basic	$0.06	$0.35	$0.19	$0.32
Diluted	$0.05	$0.35	$0.18	$0.32

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003

	(Unaudited)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$216,885	$152,547
Marketable securities	151	13,558
Restricted cash	11,638	—
Receivables, primarily traffic, net	37,904	25,493
Expendable parts and supplies, net	30,519	25,044
Prepaid expenses and other current assets	32,626	28,202
Deferred income taxes	24,580	28,436

Total current assets	354,303	273,280
Property and equipment, net	486,759	398,192
Lease and equipment deposits	26,380	27,352
Deferred income taxes	5,530	4,484
Other assets	17,537	13,628

Total assets	$890,509	$716,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,874	$250,142
Accounts payable	39,850	39,315
Air traffic liability	2,729	3,490
Accrued compensation	11,517	6,581
Income taxes payable	—	896
Other accrued expenses	38,694	37,428

Total current liabilities	139,664	337,852
Long-term debt, excluding current portion	558,800	199,023
Deferred credits	68,108	63,264
Other noncurrent liabilities	5,923	4,824

Total liabilities	772,495	604,963

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 75,000,000 shares authorized; 31,702,174 and 31,704,625 shares issued and outstanding, respectively	114,745	114,580
Retained earnings (accumulated deficit)	3,269	(2,607)

Total stockholders’ equity	118,014	111,973

Total liabilities and stockholders’ equity	$890,509	$716,936

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 31,	March 31,
	2004	2003

		(As restated,
		see Note 18)

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$5,876	$10,085
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,372	7,596
Impairment and restructuring charges (credits)	11,317	(10,957)
Tax benefit-stock compensation	88	5
Gain on involuntary conversion of aircraft	—	(1,283)
Deferred income taxes	2,810	6,260
Unrealized loss on investment securities	37	709
Amortization of deferred credits	(3,188)	(2,813)
Provision for obsolete expendable parts and supplies	600	600
Provision for doubtful accounts	809	—
Minority interest	—	6
Changes in assets and liabilities:
Net sales of investment securities	13,370	2,577
Restricted cash	(11,638)	—
Receivables	(13,220)	(9,453)
Expendable parts and supplies	(5,624)	(1,604)
Prepaid expenses and other current assets	(5,248)	(7,069)
Accounts payable	(965)	8,843
Income taxes	(896)	(530)
Cost to return aircraft held for sale	—	(1,800)
Other accrued liabilities	1,152	1,837

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,652	3,009

Cash Flows from Investing Activities:
Capital expenditures	(25,716)	(11,267)
Acquisition of Midway assets, net	(9,160)	—
Proceeds from sale of rotable and expendable inventory	1,078	1,680
Proceeds from aircraft insurance	—	3,218
Change in other assets	(90)	822
Net (payments) returns of lease and equipment deposits	(428)	(8,174)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(34,316)	(13,721)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(6,046)	(9,656)
Proceeds from senior convertible notes	100,000	—
Debt issue costs	(3,009)	—
Proceeds from issuance of common stock	420	280
Common stock purchased and retired	(343)	(2,231)
Proceeds from receipt of deferred credits	980	7,194
Distribution to minority interest shareholders	—	(609)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	92,002	(5,022)

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,338	(15,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216,885	$30,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,983	$5,058
Cash paid for income taxes, net	2,770	535
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$252,075	$161,018
Aircraft and debt permanently financed as an operating lease	197,300	(46,018)
Long-term debt assumed in Midway asset purchase	24,109	—
Inventory and other credits received in conjunction with aircraft financing	1,504	2,410
Return of aircraft for reduction of long-term debt and accrued interest	—	2,839

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Basis of Presentation

      The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and six-month periods presented have been made. Operating results for the three and six-month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/ A for the fiscal year ended September 30, 2003.

      The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. UFLY was established in fiscal 2002 to make strategic investments in US Airways common stock. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. CCAir ceased operations on November 3, 2002 and was dissolved in the second quarter of fiscal 2003. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to the end of fiscal 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Minority Interest

      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was formally established and was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Officer. UFLY distributed its assets in the fourth quarter of fiscal 2003 and was subsequently dissolved prior to September 30, 2003. The Company owned greater than 50% of UFLY in 2003 and therefore the financial results of UFLY were included in the consolidated financial results of the Company for that year. Amounts included in the condensed consolidated statements of income as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

3.	Acquisitions

      In December 2003, the Company announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast. Transaction related costs of $3.8 million are included in general and administrative expenses in the six-month period ended March 31, 2004.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Mesa Airlines and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines’ code-share agreement with Frontier terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of March 31, 2004, Mesa Airlines and Freedom operated a fleet of 129 aircraft — 80 CRJs, 36 ERJs and 13 Dash-8’s.

      Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines. As of March 31, 2004, Air Midwest operated a fleet of 35 Beechcraft 1900D turboprop aircraft.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MAG-AIM is the Company’s inventory procurement company. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Three Months Ended	Mesa/
March 31, 2004 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$187,035	$20,887	$—	$74,898	$(73,156)	$209,664
Depreciation and amortization	4,477	166	—	709	—	5,352
Operating income (loss)	11,963	(4,072)	—	10,506	(11,689)	6,708
Interest expense	(3,120)	(41)	—	(2,062)	—	(5,223)
Interest income	249	1	—	143	—	393
Income (loss) before income tax and minority interest	10,042	(4,163)	—	8,818	(11,688)	3,009
Income tax (benefit)	4,138	(1,715)	—	3,633	(4,816)	1,240
Total assets	795,275	17,729	—	371,132	(293,627)	890,509
Capital expenditures (including non-cash)	161,473	1	—	6,832	—	168,306

Three Months Ended	Mesa/
March 31, 2003 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$116,427	$19,574	$—	$34,648	$(33,337)	$137,312
Depreciation and amortization	2,869	807	—	622	—	4,298
Operating income (loss)	7,116	(2,432)	12,441	13,509	(10,948)	19,686
Interest expense	(2,660)	(860)	—	413	109	(2,998)
Interest income	171	—	3	(15)	(109)	50
Income (loss) before income tax and minority interest	4,787	(2,037)	12,963	13,143	(10,948)	17,908
Income tax (benefit)	1,833	(780)	4,965	5,034	(4,193)	6,859
Total assets	348,076	10,498	168	434,184	(278,305)	514,621
Capital expenditures (including non-cash)	75,817	548	—	5,214	—	81,579

Six Months Ended	Mesa/
March 31, 2004 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$352,113	$42,047	$—	$156,362	$(153,305)	$397,217
Depreciation and amortization	9,634	342	—	1,396	—	11,372
Operating income (loss)	29,757	(6,686)	—	19,747	(24,562)	18,256
Interest expense	(6,922)	(83)	—	(3,702)	—	(10,707)
Interest income	314	3	—	293	—	610
Income (loss) before income tax and minority interest	24,776	(6,752)	—	16,530	(24,561)	9,993
Income tax (benefit)	10,208	(2,782)	—	6,810	(10,119)	4,117
Total assets	795,275	17,729	—	371,132	(293,627)	890,509
Capital expenditures (including non-cash)	264,034	45	—	15,216	—	279,295

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended	Mesa/
March 31, 2003 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$223,736	$42,883	$1,254	$35,870	$(33,337)	$270,406
Depreciation and amortization	4,684	1,651	—	1,261	—	7,596
Operating income (loss)	7,788	(3,229)	11,018	15,260	(10,949)	19,888
Interest expense	(3,465)	(1,622)	(174)	98	109	(5,054)
Interest income	—	2	4	243	(109)	140
Income (loss) before income tax and minority interest	4,444	(3,629)	11,368	15,120	(10,948)	16,355
Income tax (benefit)	1,702	(1,390)	4,354	5,791	(4,193)	6,264
Total assets	348,076	10,498	168	434,184	(278,305)	514,621
Capital expenditures (including non-cash)	168,276	1,928	—	4,491	—	174,695

5.	Marketable Securities

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

      In the past, the Company has entered into short positions on common equity securities when management believed that the Company may capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company is effectively hedged against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss value reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $13.2 million at September 30, 2003. As of March 31, 2004, the Company had no liabilities related to short positions. Unrealized losses that related to trading securities (including short positions) held at March 31, 2004 and September 30, 2003, were $0.7 million and $2.5 million, respectively.

6.	Restricted Cash

      The Company has $11.6 million in restricted cash on deposit with Fleet Capital collateralizing various letters of credit outstanding as of March 31, 2004. The restricted cash on deposit is required due to the expiration of Company’s line of credit with Fleet Capital on December 7, 2003.

7.	Accounts Receivable from Code-Share Partners

      The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. The Company’s code-share agreement with Frontier expired December 31, 2003. Approximately 99% and 98% of the Company’s consolidated passenger revenue for the three and six months ended March 31, 2004 and 2003, respectively, were derived from these agreements. Accounts receivable from the Company’s

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

code-share partners were 68% and 57% of total gross accounts receivable at March 31, 2004 and September 30, 2003, respectively.

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

      In February 2004, the Company completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned domestic subsidiaries guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

      The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is the Company’s intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof. During fiscal 2003, the Company issued similar senior convertible notes to those described above. The balance of these notes was $100.1 million at March 31, 2004. We plan to use the net proceeds from the sale of the notes for working capital and to fund our obligations with respect to regional jet deliveries.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2004, the Company permanently financed five CRJ-700 and four CRJ-900 aircraft with $207.5 million in debt. In March, two additional CRJ-900 aircraft were also financed with $47.2 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. The Company has worked with the manufacturer to limit its exposure to interest rate risk with respect to this debt. These aircraft were on interim financing.

      Also at March 31, 2004, the Company had $25.3 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing, the aircraft are recorded as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period.

10.	Earnings Per Share

      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Share calculation:
Weighted average shares — basic	31,741	31,557	31,732	31,607
Effect of dilutive outstanding stock options and warrants	1,182	19	1,335	88
Effect of dilutive outstanding convertible debt	—	—	10,011	—

Weighted average shares — diluted	32,923	31,576	43,078	31,695

Adjustments to net income:
Net income	$1,769	$11,040	$5,876	$10,085
Interest expense on convertible debt, net of tax	—	—	1,880	—

Adjusted net income	$1,769	$11,040	$7,756	$10,085

      The effect of converting the senior convertible notes issued in June 2003 into 10.0 million shares of common stock in the three months ended March 31, 2004 would have been antidilutive to the per share calculation. Accordingly, those convertible shares were excluded from the calculation of dilution.

      The senior convertible notes issued in February 2004 are excluded from the calculation of dilution because they have not met the conversion requirements at March 31, 2004.

11.	Stock Repurchase Program

      On December 23, 1999 the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001 and October 24, 2002 the Board of Directors amended the original plan and authorized the repurchase of one million and two million additional shares of common stock, respectively. As of March 31, 2004, the Company has acquired and retired 4.6 million shares of our outstanding common stock at an aggregate cost of approximately $26.3 million,

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leaving 1.8 million shares available for repurchase under the existing Board authorizations. The Company repurchased the following shares for $0.3 million during the three months ended March 31, 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

January 2004	—	—	—	—
February 2004	—	—	—	—
March 2004	44,500	$7.71	44,500	1,810,112

Total	44,500	$7.71	44,500	1,810,112

12.	Beechcraft 1900D Cost Reductions

      On February 7, 2002, the Company finalized an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $2.7 million and $2.8 million was recorded as a reduction to expense during the six months ended March 31, 2004 and March 31, 2003, respectively.

      In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of March 31, 2004, Raytheon has exercised its option to purchase the 2001, 2002, and 2003 warrants.

13.	Impairment of Long-Lived Assets

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At March 31, 2004, $0.4 million of accrued severance and other remains with respect to this impairment and restructuring.

Shorts 360 Impairment

      The Company took a charge for $3.6 million in fiscal 2002 to accrue for the remaining lease payments of two Shorts 360 aircraft and the future costs of returning these aircraft to the lessor. These leases expire in March 2005.

      At March 31, 2004, $2.2 million of accrued aircraft return costs and $0.9 million of accrued aircraft lease payments remain with respect to this impairment.

Beechcraft 1900D Impairment

      In the second quarter of fiscal 2004, the Company recognized an impairment charge of $11.3 million related to the planned early return of seven leased B1900D aircraft with lease expirations between December 2004 and September 2005. The Company has negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value, and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell.

      In the second quarter of fiscal 2003, the Company returned one of the remaining three B1900D aircraft permitted under its agreement with Raytheon. The two remaining aircraft were returned prior to the end of fiscal 2003. As a result of unanticipated increases in the cost of meeting the return conditions of these and previous aircraft, the Company recorded an additional impairment charge of $1.1 million.

      As of March 31, 2004, $2.4 million for the negotiated settlement of return conditions, $2.4 million for the present value of future lease payments, and $1.2 million for the cancellation of maintenance agreements remain with respect to this impairment.

      The changes in the impairment and restructuring charges for the period ended March 31, 2004 and 2003 are as follows:

	Reserve	Non-		Reserve		Reversal	Non-		Reserve
	Sept. 30,	Cash	Cash	Dec. 31,		of	Cash	Cash	Mar. 31,
Description of Charge	2002	Utilized	Utilized	2002	Provision	Charges	Utilized	Utilized	2003

Restructuring:
Severance and other	$(658)	$—	$56	$(602)	$—	$—	$—	$—	$(602)
Costs to return aircraft	(8,107)	—	701	(7,406)	(1,050)	4,593	250	1,099	(2,514)
Aircraft lease payments	(9,238)	129	—	(9,109)	—	7,414	129	48	(1,518)

Total	$(18,003)	$129	$757	$(17,117)	$(1,050)	$12,007	$379	$1,147	$(4,634)

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reserve	Non-		Reserve		Non-		Reserve
	Sept. 30,	Cash	Cash	Dec. 31,		Cash	Cash	Mar. 31,
Description of Charge	2003	Utilized	Utilized	2003	Provision	Utilized	Utilized	2004

Restructuring:
Severance and other	$(548)	$—	$44	$(504)	$—	$—	$64	$(440)
Costs to return aircraft	(2,217)	—	—	(2,217)	(2,400)	—	8	(4,609)
Aircraft lease payments	(1,188)	129	36	(1,023)	(2,398)	129	36	(3,256)
Cancellation of maintenance agreement	—	—	—	—	(1,179)	—	—	(1,179)
Impairment:
Impairment of maintenance deposits	—	—	—	—	(823)	823	—	—
Impairment of surplus inventory	—	—	—	—	(4,517)	4,517	—	—

Total	$(3,953)	$129	$80	$(3,744)	$(11,317)	$5,469	$108	$(9,484)

      The reserve balance of $9.5 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying condensed consolidated balance sheets.

14.	Other Income

      Other income includes investment income (losses) from the Company’s portfolio of aviation related securities of approximately $1.0 million and ($0.1) million for the three months ended March 31, 2004 and 2003 and $1.7 million and ($0.2) million for the six months ended March 31, 2004 and 2003, respectively. Other income for the three and six months ended March 31, 2003 includes a gain on the involuntary conversion of an aircraft for $1.3 million related to the crash of Flight 5481 in January 2003. The Company’s investment gains and losses for the six months ended March 31, 2003 include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes.

15.	Stockholders’ Equity

      The Company applies the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148,

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income (loss) and income (loss) per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

	(In thousands)		(In thousands)
Net income as reported	$1,769	$11,040	$5,876	$10,085
Stock-based employee compensation cost, net of tax	(300)	(382)	(444)	(744)

Pro forma net income	1,469	10,658	5,432	9,341
Interest expense on convertible debt, net of tax	—	—	1,880	—

Adjusted pro forma net income	$1,469	$10,658	$7,312	$9,341

Income per share — Basic:
As reported	$0.06	$0.35	$0.19	$0.32

Pro forma	$0.05	$0.34	$0.17	$0.30

Income per share — Diluted:
As reported	$0.05	$0.35	$0.18	$0.32

Pro forma	$0.04	$0.34	$0.17	$0.29

16.	Commitments and Contingencies

      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of March 31, 2004, the Company has taken delivery of all 15 CRJ-700 aircraft and 16 CRJ-900 aircraft and anticipates taking delivery of the remaining 9 CRJ-900 aircraft in fiscal 2004. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-900 aircraft for delivery through 2005. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at March 31, 2004. The remaining deposits are expected to be returned in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

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

      In October 2003, the Company announced that it made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following this unsolicited proposal, several lawsuits were filed by Atlantic Coast and anti-trust investigations were initiated by the Department of Justice and the Corporation Counsel for the District of Columbia. On December 23, 2003, we announced that we would not be moving forward with either our proposed offer for Atlantic Coast. As a result of this announcement, the United States Department of Justice and Corporation Counsel dropped their antitrust investigations. Despite this decision, our litigation with Atlantic Coast remains pending. Until a final determination or dismissal is issued by the United States District Court for the District of Columbia, the Company faces the possibility of an adverse result which could have a negative impact on our business.

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

      The Company has periodically entered into agreements with manufacturers for the acquisition of aircraft. Under these agreements, it is common for the Company to take delivery of aircraft prior to having permanent financing in place under short-term interim financing arrangements. These short-term interim financing arrangements are typically six months or less, are provided by the manufacturer and are described as short-term leases in the aircraft purchase agreements. After taking delivery of aircraft, the Company pursues permanent financing for the aircraft in the form of a long-term operating lease through sale-leaseback transactions or through long-term debt. The Company previously accounted for the interim financing as a short-term operating lease, with payments to the manufacturer recorded as lease expense.

      In April 2004, the Company’s management determined that certain of the interim aircraft financing arrangements consisted of borrowings that should have been recorded as debt financing and the interim financed aircraft should have been reflected on the Company’s balance sheet. Accordingly, the Company has restated its financial statements to reflect aircraft, debt and the related depreciation expense of the aircraft in its financial statements during the interim financing period. In addition, the payments recorded as lease expense were reflected as interest expense. As a result of the restatement, the Company has recognized a deferred gain on those aircraft permanently financed through subsequent sale-leaseback transactions. The deferred gain, equal to the difference between the aircraft’s purchase price and depreciated value, was recorded as a deferred credit and will be amortized over the life of the lease.

      As a result, the accompanying condensed consolidated financial statements as of March 31, 2003 and for the three and six months then ended have been restated from the amounts previously reported to correct the

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for these transactions. A summary of the significant effects of the restatement on the accompanying condensed consolidated financial statements is presented below.

For the Three Months and Six Months Ended March 31, 2003

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2003	2003	2003

	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)
Flight operations	$46,395	$48,506	$96,137	$99,251
Depreciation and amortization	4,298	2,619	7,596	5,228
Operating income	19,686	19,254	19,888	19,142
Interest expense	(2,998)	(1,144)	(5,054)	(2,417)
Income taxes	6,859	7,483	6,264	7,133
Net income	11,040	12,046	10,085	11,486
Income per common share:
Basic	$0.35	$0.38	$0.32	$0.36
Diluted	$0.35	$0.38	$0.32	$0.36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Data contained elsewhere herein.

      The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three and six months ended March 31, 2003 as described in Note 18 to the condensed consolidated financial statements.

Forward-Looking Statements

      This Form 10-Q Report contains certain statements regarding Mesa’s future performance and financial results including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These and other statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines to successfully restructure and emerge from bankruptcy; the ability of our other code-share partners to avoid bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwillingness to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

      Investors should read the risks identified under “Risk Factors” below for a more detailed discussion of these and other factors.

General

      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 160 cities in 42 states, Canada, Mexico and the Bahamas. At March 31, 2004, Mesa operated a fleet of 164 aircraft with over 1,000 daily departures.

      Mesa’s airline operations during fiscal year 2004 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share and revenue guarantee agreement with United Airlines, Inc. (“United Airlines” or “United”) and as US Airways Express under code-sharing and revenue guarantee agreements with US Airways, Inc. (“US Airways”). Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-sharing agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-sharing agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of the Company, began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways that permitted CCAir to operate under the name US Airways Express.

      Approximately 99% of our consolidated passenger revenues for the six months ended March 31, 2004 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Frontier Airlines, Inc. (“Frontier”), Midwest Airlines, United Airlines and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.

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

      During the second quarter of fiscal 2004, several significant events have occurred:

      In January 2004, the Company permanently financed five CRJ-700 and four CRJ-900 aircraft with $207.5 million in debt. In March, two additional CRJ-900 aircraft were also financed with $47.2 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. These aircraft were on interim financing.

      On March 31, 2004, the Company terminated early the leases of seven B1900 aircraft with lease expirations between December 2004 and September 2005. The Company has negotiated the terms of the early return with each of the aircraft lessors and has taken a charge for the costs of terminating the leases.

      In February 2004, the Company’s Air Midwest subsidiary was awarded an annual subsidy of $1.3 million by the US Department of Transportation to provide essential air service to the communities of Manhattan and Salina, Kansas, as well as Lewisburg, West Virginia.

      In February 2004, the Company completed a private placement of $100.0 million issue price of Senior Convertible Notes due 2024. The notes bear cash interest at a fixed rate of 2.115% per year on the issue amount, payable semiannually in arrears until February 10, 2009. Thereafter, the notes cease bearing cash interest and begin accruing original issue discount at a rate of 3.625% until maturity. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million.

      Also in January, the Company amended its code-share agreement with US Airways to add eight 50-seat regional jets to its existing revenue-guarantee agreement. This amendment increases the number of 50-seat regional jets to be flown under the contract with US Airways to 67. Mesa currently has 57 of its 50-seat regional jet aircraft in service with US Airways. The eight new aircraft, which are expected to be acquired and financed with an operating lease from a third party lessor, are anticipated to be placed into service later this summer.

      The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Passengers	2,169,630	1,358,729	4,271,230	2,775,903
Available seat miles (000’s)	1,585,606	994,245	3,042,393	1,954,275
Revenue passenger miles (000’s)	1,059,520	583,374	2,050,459	1,169,149
Load factor	66.8%	58.7%	67.4%	59.8%
Yield per revenue passenger mile (cents)	19.8	23.5	19.4	23.1
Revenue per available seat mile (cents)	13.2	13.8	13.1	13.8
Operating cost per available seat mile (cents)	12.8	11.8	12.5	12.8
Average stage length (miles)	385	330	380	322
Number of operating aircraft in fleet	164	128	164	128
Gallons of fuel consumed	39,590,056	26,125,311	75,773,329	51,544,514
Block hours flown	120,976	91,108	235,292	183,696
Departures	83,121	69,069	163,992	141,588

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Six Months Ended

	March 31, 2004		March 31, 2003		March 31, 2004		March 31, 2003

	Costs per	% of	Costs per	% of	Costs per	% of	Costs per	% of
	ASM	Total	ASM	Total	ASM	Total	ASM	Total
	(Cents)	Revenues	(Cents)	Revenues	(Cents)	Revenues	(Cents)	Revenues

Flight operations	4.7	35.3%	4.7	33.8%	4.6	34.9%	4.9	35.6%
Fuel	2.7	20.4%	2.8	20.1%	2.6	19.8%	2.7	19.2%
Maintenance	2.3	17.7%	2.6	18.7%	2.4	18.6%	2.9	21.0%
Aircraft and traffic servicing	1.0	7.6%	1.4	9.8%	1.0	7.5%	1.4	9.9%
Promotion and sales	0.1	0.7%	0.2	1.2%	0.1	0.8%	0.2	1.5%
General and administrative	0.9	7.1%	1.0	6.9%	1.1	8.1%	0.9	6.7%
Depreciation and amortization	0.3	2.6%	0.4	3.1%	0.4	2.9%	0.4	2.8%
Impairment and restructuring charges	0.7	5.4%	(1.1)	(8.0)%	0.4	2.8%	(0.6)	(4.1)%

Total operating expenses	12.8	96.8%	11.8	85.7%	12.5	95.4%	12.8	92.6%
Interest expense	0.3	2.5%	0.3	2.2%	0.4	2.7%	0.3	1.9%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended March 31, 2004 (000’s)

	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$187,035	$20,887	$—	$74,898	$(73,156)	$209,664
Total operating expenses	175,072	24,959	—	64,392	(61,467)	202,956

Operating income (loss)	11,963	(4,072)	—	10,506	(11,689)	6,708

	Three Months Ended March 31, 2003 (000’s)

	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$116,427	$19,574	$—	$34,648	$(33,337)	$137,312
Total operating expenses	109,311	22,006	(12,441)	21,139	(22,389)	117,626

Operating income (loss)	7,116	(2,432)	12,441	13,509	(10,948)	19,686

	Six Months Ended March 31, 2004 (000’s)

	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$352,113	$42,047	$—	$156,362	$(153,305)	$397,217
Total operating expenses	322,356	48,733	—	136,615	(128,743)	378,961

Operating income (loss)	29,757	(6,686)	—	19,747	(24,562)	18,256

	Six Months Ended March 31, 2003 (000’s)

	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$223,736	$42,883	$1,254	$35,870	$(33,337)	$270,406
Total operating expenses	215,948	46,112	(9,764)	20,610	(22,388)	250,518

Operating income (loss)	7,788	(3,229)	11,018	15,260	(10,949)	19,888

Results of Operations

For the Three Months Ended March 31, 2004 Versus the Three Months Ended March 31, 2003

Operating Revenues:

      In the quarter ended March 31, 2004, operating revenue increased by $72.4 million, or 52.7%, from $137.3 million to $209.7 million. The increase in revenue is primarily attributable to a $70.6 million increase in revenue associated with the operation of 42 additional regional jets flown by Mesa and Freedom compared to the same period in 2003. Air Midwest revenue increased $1.3 million primarily due to an increase in Essential Air Service subsidies received as a result of additional markets served and higher subsidy rates on existing markets.

Operating Expenses

Flight Operations

      In the quarter ended March 31, 2004, flight operations expense increased $27.5 million or 59.4%, to $73.9 million (4.7 cents per ASM) from $46.4 million (4.7 cents per ASM) for the comparable period in fiscal 2003. The increase is consistent with the increased capacity from the additional regional jets added to Mesa and Freedom’s fleet.

Fuel

      In the quarter ended March 31, 2004, fuel expense increased $15.2 million or 55.2%, to $42.8 million (2.7 cents per ASM) from $27.6 million (2.8 cents per ASM) for the comparable period in fiscal 2003. The fuel expense increase is due to a 51.5% increase in volume (measured in gallons) and a slight increase in price.

The increase in volume was due to the additional regional jets added to the fleet in the last 12 months. The decrease on an ASM basis is due to fuel efficiencies realized by operating more of the larger CRJ-700 and 900 regional jets.

Maintenance Expense

      In the quarter ended March 31, 2004, maintenance expense increased $11.5 million or 44.8%, to $37.2 million (2.3 cents per ASM) from $25.7 million (2.6 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom’s maintenance expense increased $10.3 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Air Midwest’s maintenance expense increased $1.9 million due to the addition of employees as a result of transitioning outsourced mechanic labor to in-house and the associated delays in the transition. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into the Company’s fleet.

Aircraft and Traffic Servicing

      In the quarter ended March 31, 2004, aircraft and traffic servicing expense increased by $2.6 million or 19.1%, to $16.0 million (1.0 cents per ASM) from $13.5 million (1.4 cents per ASM) for the comparable period in fiscal 2003. The increase is primarily related to an increase of 20% in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest.

Promotion and Sales

      In the quarter ended March 31, 2004, promotion and sales expense decreased $0.2 million or 12.4%, to $1.4 million (0.1 cents per ASM) from $1.6 million (0.2 cents per ASM) for the comparable period in fiscal 2003. The decrease is due to a decline in booking and franchise fees paid by Air Midwest under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative

      In the quarter ended March 31, 2004, general and administrative expense increased $5.4 million or 56.6%, to $14.9 million (0.9 cents per ASM) from $9.5 million (1.0 cents per ASM). The increase is primarily related to an executive compensation adjustment as a result of the restructuring of employment contracts of top executives. The remainder of the increase is related to an increase in passenger liability insurance, which is based upon the number of passengers carried.

Depreciation and Amortization

      In the quarter ended March 31, 2004, depreciation and amortization expense increased $1.1 million or 24.5%, to $5.4 million (0.3 cents per ASM) from $4.3 million (0.4 cents per ASM) for the comparable quarter in the prior year. $2.3 million of the increase is related to the purchase of 11 CRJ-700 and CRJ-900 aircraft that were permanently financed with debt as well as rotable provisioning for the additional regional jets at Mesa and Freedom. This increase was offset by a decrease in depreciation related to the timing of interim financing of aircraft at Mesa and Freedom. Aircraft on interim financing are no longer depreciated once they are permanently financed as operating leases.

Impairment and Restructuring Charges

      In the second quarter of fiscal 2004, the Company recognized an impairment charge of $11.3 million related to the planned early return of seven leased B1900D aircraft with lease expirations between December 2004 and September 2005. The Company has negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value, and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell.

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

Interest Expense

      Interest expense increased $2.2 million or 74.2%, to $5.2 million for the three months ended March 31, 2004 from $3.0 million for the three months ended March 31, 2003. The increase in interest expense is comprised of $2.1 million in interest on the senior convertible notes and $1.6 million in interest on the permanently financed aircraft debt. The increase was offset by a decrease in interest expense related to aircraft on interim financing of $1.5 million.

Other Income (Expense)

      Other income decreased $0.1 million from $1.2 million for the quarter ended March 31, 2003 to $1.1 million for the quarter ended March 31, 2004. Other income for the quarter is primarily attributable to investment income of $1.0 million related to the Company’s portfolio of aviation related securities. Other income for the quarter ended March 31, 2003 relates to the gain on involuntary conversion of an aircraft of $1.3 million due to the crash of Flight 5481 in January of 2003.

Minority Interest

      Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in the fourth quarter of fiscal 2003.

For the Six Months Ended March 31, 2004 Versus the Six Months Ended March 31, 2003

Operating Revenues:

      In the six months ended March 31, 2004, operating revenue increased by $126.8 million, or 46.9%, from $270.4 million to $397.2 million. The increase in revenue is primarily attributable to a $128.4 million increase in revenue associated with the operation of 42 additional regional jets flown by Mesa and Freedom compared to the same period in 2003. This increase was partially offset by a decrease of approximately $0.8 million at Air Midwest. The decrease at Air Midwest is primarily due to a decline in passengers carried; however, this decrease was somewhat offset by increased Essential Air Service subsidies received as a result of additional markets served and higher subsidy rates on existing markets.

Operating Expenses

Flight Operations

      In the six months ended March 31, 2004, flight operations expense increased $42.6 million or 44.3%, to $138.7 million (4.6 cents per ASM) from $96.1 million (4.9 cents per ASM) for the comparable period in fiscal 2003. The dollar increase is consistent with the increased capacity from the additional regional jets added to Mesa and Freedom’s fleet. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest.

Fuel

      In the six months ended March 31, 2004, fuel expense increased $26.7 million or 51.2%, to $78.7 million (2.6 cents per ASM) from $52.0 million (2.7 cents per ASM) for the comparable period in fiscal 2003. The fuel expense increase is due to a 47% increase in volume (measured in gallons) and a 3% increase in price. The increase in volume was due to the additional regional jets added to the fleet. The decrease on an ASM basis is due to fuel efficiencies realized by operating more of the larger CRJ-700 and 900 regional jets.

Maintenance Expense

      In the six months ended March 31, 2004, maintenance expense increased $17.2 million or 30.4%, to $73.9 million (2.4 cents per ASM) from $56.7 million (2.9 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom’s maintenance expense increased $13.7 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Air Midwest’s maintenance expense increased $2.7 million due to the addition of employees as a result of transitioning outsourced mechanic labor to in-house and the associated delays in the transition. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into the Company’s fleet.

Aircraft and Traffic Servicing

      In the six months ended March 31, 2004, aircraft and traffic servicing expense increased by $3.1 million or 11.5%, to $29.9 million (1.0 cents per ASM) from $26.8 million (1.4 cents per ASM) for the comparable period in fiscal 2003. The increase is primarily related to an increase of 16% in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir.

Promotion and Sales

      In the six months ended March 31, 2004, promotion and sales expense decreased $1.0 million or 23.6%, to $3.1 million (0.1 cents per ASM) from $4.0 million (0.2 cents per ASM) for the comparable period in fiscal 2003. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative

      In the six months ended March 31, 2004, general and administrative expense increased $13.8 million or 75.9%, to $32.0 million (1.1 cents per ASM) from $18.2 million (0.9 cents per ASM). The increase is primarily related to the costs associated with the attempted merger with Atlantic Coast Airlines, Inc and to an executive compensation adjustment as a result of the restructuring of employment contracts of top executives. The remainder of the increase is related to rising healthcare costs associated with increased headcount, an increase in passenger liability insurance, which is based upon the number of passengers carried, and an increase in property taxes due to the increase in the number of aircraft operating at the end of calendar 2003 versus 2002.

Depreciation and Amortization

      In the six months ended March 31, 2004, depreciation and amortization expense increased $3.8 million or 49.7%, to $11.4 million (0.4 cents per ASM) from $7.6 million (0.4 cents per ASM) for the comparable quarter in the prior year. The increase is primarily due to the purchase of 11 regional jets as well as an increase in the number of aircraft on interim financing and an increase in rotable aircraft inventory at Mesa and Freedom.

Impairment and Restructuring Charges

      In the second quarter of fiscal 2004, the Company recognized an impairment charge of $11.3 million related to the planned early return of seven leased B1900D aircraft with lease expirations between December 2004 and September 2005. The Company has negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value, and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell.

      In the six months ended March 31, 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer. The Company also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the aircraft lease obligations and aircraft related return costs incurred solely by CCAir and not guaranteed by the Company.

Interest Expense

      Interest expense increased $5.7 million or 111.9%, to $10.7 million for the six months ended March 31, 2004 from $5.1 million for the six months ended March 31, 2003. The increase in interest expense is primarily comprised of $3.7 million in interest on the senior convertible notes and $1.6 million in interest on the permanently financed aircraft debt.

Other Income (Expense)

      Other income increased $0.4 million from $1.4 million for the six months ended March 31, 2003 to $1.8 million for the six months ended March 31, 2004. Other income for the six months ended March 31, 2004 is primarily attributable to investment income of $1.7 million related to the Company’s portfolio of aviation related securities. Other income for the six months ended March 31, 2003 relates to the gain on involuntary conversion of an aircraft of $1.3 million due to the crash of Flight 5481 in January 2003.

Minority Interest

      Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in the fourth quarter of fiscal 2003.

Liquidity and Capital Resources

      We had cash, cash equivalents, and marketable securities (including restricted cash) of $228.7 million at March 31, 2004, compared to $166.1 million at September 30, 2003. We improved our cash position by issuing convertible notes in February, raising $97.0 million in capital (after expenses). Uses of cash included capital expenditures of $25.7 million due to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets. The Company also purchased the assets of bankrupt Midway airlines for $9.2 million to further our regional jet expansion. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

      In February 2004, we completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of our wholly owned domestic subsidiaries guarantee the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to any of our secured obligations and any of our wholly owned subsidiaries to the extent of the collateral pledged.

      The notes are convertible into shares of our common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) after March 31, 2004, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2009, 2014 or 2019. We have filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock. We plan to use the net proceeds from the sale of the notes for working capital and to fund our obligations with respect to regional jet deliveries.

      In January 2004, we permanently financed five CRJ-700 and four CRJ-900 aircraft with $207.5 million in debt. In March 2004, two additional CRJ-900 aircraft were also financed with $47.2 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. These aircraft were on interim financing.

      In December 2003, we purchased the assets of Midway Airlines Corporation (“Midway”) for $9.2 million through Midway’s Chapter 7 bankruptcy proceeding. As part of the purchase, we assumed $24.1 million in debt related to the two CRJ-200 aircraft.

      Also at March 31, 2004, we had $25.3 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing, the aircraft are recorded as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. Upon permanent financing, the proceeds from the sale and leaseback transaction is used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction are deferred and amortized over the life of the lease.

      As of March 31, 2004, we had receivables of approximately $37.9 million (net of an allowance for doubtful accounts of $4.9 million). The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House.

      During the first six months of fiscal 2004, we had code-share agreements with America West, US Airways, Frontier, United and Midwest Airlines. Approximately 99% of our consolidated passenger revenue for the quarter ended March 31, 2004 was derived from these agreements. Accounts receivable from our code-share partners was 68% of total gross accounts receivable at March 31, 2004.

      The termination of the America West, United or US Airways code-share agreements (specifically the jet contracts) would have a material adverse effect on our business prospects, financial position, results of operations and cash flows. If termination without renewal should occur, management believes they would be able to reduce costs quickly through reductions in headcount or parking aircraft. Additionally management believes they could continue flying certain routes or transfer certain aircraft, particularly the regional jets, to new markets and new code-share arrangements with other carriers. As of May 11, 2004, we had cash and marketable securities in excess of $203.3 million, including restricted cash of $10.7 million.

      On June 13, 2003, we entered into a letter of intent with LogisTechs Inc. (“LogisTechs”), an affiliate of GE Capital Aviation Services, for the sale, repair and management of our aircraft spare parts inventory. Under the terms of the letter of intent, LogisTechs is expected to purchase $20 to $60 million in existing spare parts inventory from us and purchase additional inventory required to meet specified service levels for our planned regional jet fleet growth. LogisTechs will also provide overall management, planning and logistics support for our spare parts requirements and Rockwell Collins Aviation Services will be responsible for managing the spare parts repair process. The arrangement will cover all of our regional jets. The transaction, which remains subject to final documentation, will have a term of ten years. We expect to finalize the transaction in the third quarter of fiscal 2004.

      Since 1999, our Board of Directors authorized us to repurchase up to 6.4 million shares of our outstanding common stock. As of March 31, 2004, we had acquired and retired approximately 4.6 million shares (approximately 14.5%) of our outstanding common stock at an aggregate cost of approximately $26.3 million, leaving approximately 1.8 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and our financial resources.

      We have $11.6 million in restricted cash on deposit with Fleet Capital collateralizing various letters of credit outstanding as of March 31, 2004. The restricted cash on deposit is required due to the expiration of our line of credit with Fleet Capital on December 7, 2003. We have signed a letter of intent with a financial institution for a $9 million letter of credit facility, of which $4 million must be secured, and we expect to finalize the documentation in the near term. This facility will replace the expired facility with Fleet Capital.

      As of March 31, 2004, we had nine aircraft remaining on order under our May 2001 aircraft purchase agreement with BRAD. In conjunction with this purchase agreement, we had $15.0 million remaining on deposit with BRAD, which was included with lease and equipment deposits at March 31, 2004. The remaining deposits will be returned on upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

      As of March 31, 2004, we had permanently financed 30 of the 31 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft is subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

      We have significant long-term lease obligations primarily relating to our aircraft fleet, including six leased aircraft acquired in the Midway Asset purchase transaction. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At March 31, 2004, we leased 129 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at March 31, 2004.

      We believe that we will have adequate cash flow to meet our operating needs. This is a forward-looking statement. Actual cash flows could materially differ from this forward-looking statement as a result of many factors, including the termination of one or more code-share agreements; failure of United Airlines to emerge from bankruptcy protection; financial difficulties experienced by any of our code-share partners, which would impede their ability to perform under their code-share agreements with us; a substantial decrease in the number of routes allocated to us under our code-share agreements with our code-share partners; reduced levels of passenger revenue, additional taxes or costs of compliance with governmental regulations; fuel cost increases; increases in competition; additional terrorist attacks; increases in interest rates; general economic conditions and unfavorable settlement of existing litigation.

Commitments

      As of March 31, 2004, we had $605.7 million in long-term debt (including current maturities). This amount consisted primarily of $253.9 million in notes payable related to the acquisition of 11 regional jets, $100.1 million related to the issuance of the senior convertible notes at 2.4829%, $100.0 million related to the issuance of senior convertible notes at 2.115%, $97.6 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $23.8 million related to the two CRJ 200 aircraft acquired from Midway, $3.8 million related to the settlement of past contractual claims of an aircraft manufacturer, $25.3 million in notes payable to the manufacturer for interim financed aircraft and $1.0 million related to a mortgage note payable on one of our real estate properties.

      The following table sets forth our cash obligations as of March 31, 2004.

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Debt:
Senior convertible debt notes — 2.4829% (assuming no conversions)	$—	$—	$—	$—	$—	$100,112	$100,112
Senior convertible debt notes — 2.115% (assuming no conversions)	—	—	—	—	—	100,000	100,000
Notes payable related to B1900Ds	3,266	6,677	6,872	7,073	7,280	66,413	97,581
Notes payable related to CRJ-700s and 900s	6,164	12,800	13,341	13,905	14,470	193,182	253,862
Notes payable related to CRJ-200s	750	1,325	1,103	1,206	1,357	18,030	23,771
Note payable to manufacturer	393	786	786	1,791	—	—	3,756
Mortgage note payable	18	38	41	44	48	790	979
Notes payable to manufacturer — interim financing(1)	25,341	—	—	—	—	—	25,341
Other	41	59	52	17	18	85	272

Total debt:	35,973	21,685	22,195	24,036	23,173	478,612	605,674

Payments under operating leases:
Cash aircraft rental payments(2)	77,713	180,279	179,701	174,752	161,218	1,264,175	2,037,838
Lease payments on equipment and operating facilities	489	891	844	679	703	3,156	6,762

Total lease payments	78,202	181,170	180,545	175,431	161,921	1,267,331	2,044,600

Future aircraft acquisition costs(3)	400,000	—	—	—	—	—	400,000

Total	$514,175	$202,855	$202,740	$199,467	$185,094	$1,745,943	$3,050,274

(1)	Represents the principal amount of notes payable to the manufacturer for interim financed aircraft. The Company expects to permanently finance these aircraft under operating leases in the following year; however, these aircraft may also be financed as debt.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future.

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

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For further discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Form 10-K/A, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

Allowance for Doubtful Accounts

      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $4.9 million at March 31, 2004 and $4.7 million at September 30, 2003. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At March 31, 2004 and September 30, 2003, the Company accrued $2.1 million and $1.8 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets

      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2004 and September 30, 2003, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $0.1 million. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2003, 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

Aircraft

      The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2004:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	March 31, 2004	Capacity

Canadair 200 Regional Jet	2	47	49	49	50
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	6	10	16	16	86
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	7	42	35	19
Dash 8-200	—	13	13	13	37
Embraer EMB 120	—	6	6	—	30

Total	48	129	177	164

ERJ Program

      As of March 31, 2004, the Company has taken delivery of all 36 ERJ-145 50-passenger regional jets contracted for under the June 1999 aircraft purchase agreement with Embraer. All aircraft have been permanently financed as operating leases. Deposits of $4.2 million were returned upon delivery of the last four aircraft in the first quarter of fiscal 2004.

CRJ Program

      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

      In May 2001, the Company entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. The Company has accepted delivery of all 15 CRJ-700s on order under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of March 31, 2004, have taken delivery of 16 CRJ-900 aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 or CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. In conjunction with the 2001 BRAD Agreement, Mesa had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at March 31, 2004.

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

      The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900
		Firm	Firm	CRJ-700/900	ERJ-145	ERJ-145	Cumulative
	CRJ-200	Orders	Orders	Options	Firm Orders	Options	Total

Delivered:
At 3/31/2004	49	15	16	—	36	—	116
Scheduled deliveries:
Fiscal 2004	7	—	9	—	—	—	132
Fiscal 2005	—	—	20 *	—	—	—	151
Fiscal 2006	—	—	—	6	—	8	165
Fiscal 2007	—	—	—	24	—	10	199
Fiscal 2008	—	—	—	10	—	12	221
Fiscal 2009 and Beyond	—	—	—	20	—	15	256

Total	56	15	45	60	36	45

*	The Company has the right to covert these CRJ-900 aircraft to CRJ-700 aircraft at a later date.

Beechcraft 1900D

      As of March 31, 2004, we owned 35 Beechcraft 1900D aircraft. Effective March 31, 2004, the Company parked seven leased B1900 aircraft and has negotiated the terms of the early return with the majority of the aircraft lessors.

Dash-8

      As of March 31, 2004, we operated 13 leased Dash-8 aircraft.

RISK FACTORS

Risks Related to Our Business

The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operations and prospects.

      The terrorist attacks of September 11, 2001 were highly publicized. The impacts that these events will continue to have on the airline industry in general, and on us in particular, are not known at this time, but are expected to include a substantial impact on our operations due to:

•	a reduction in the demand for travel in the near and mid-term until public confidence in the air transportation system is restored;

•	an increase in costs due to enhanced security measures and government directives in response to the terrorist attacks;

•	an increase in the cost of aviation insurance in general, and the cost and availability of coverage for acts of war, terrorism, hijacking, sabotage and similar acts of peril in particular; and

•	an increase in airport rents and landing fees.

      In addition, we expect that the general increase in hostilities relating to reprisals against terrorist organizations and the continued threat of further terrorist attacks will continue to negatively impact our revenues and costs in the near and mid-term. The extent of the impact that the terrorist attacks and their aftermath will have on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

•	the adverse impact that terrorist attacks, and the resulting government responses, will have on the travel industry and the economy in general;

•	the potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government’s responses, and our ability to manage this risk in connection with that part of our operations where our fuel costs are not reimbursed by our code-share partners under the terms of our code-share agreements;

•	our ability to reduce our operating costs and conserve financial resources, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government’s responses;

•	any resulting decline in the value of the aircraft in our fleet;

•	our ability to raise additional financing, if necessary, taking into account our current leverage and the limitations imposed by the terms of our existing indebtedness;

•	the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned; and

•	the scope and nature of any future terrorist attacks.

We are dependent on our agreements with our code-share partners.

      We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue-guarantee code-share agreements with America West, United Airlines, and US Airways. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. Although no notice has been given to date that any party intends to cancel these contracts, there can be no assurance that they will not serve notice at a later date of their intention to cancel, forcing us to stop selling those routes with the applicable partner’s code and potentially reducing our traffic and revenue. In addition, our code-share agreement with America West allows America West, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in January 2007. In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. America West has used this provision to reduce the number of aircraft covered by the code-share agreement and there can be no assurance that, commencing in January 2007, they will not continue to further reduce the number of covered aircraft.

      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. In 2004, our America West code-share agreement accounted for 37% of our consolidated passenger revenues and our US Airways code-share agreement accounted for 45% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. In addition, Mesa Airlines began operating as United Express in July 2003 under a revenue-guarantee code-share agreement with United Airlines. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 49% of our consolidated passenger revenue in 2003, had its corporate credit rating reduced to “CCC+’ from “B-’ by Standard & Poor’s on May 5, 2004. The financial performance of US Airways could directly affect their ability to perform under our code-share agreement with them. If any of our code-share partners, including US Airways, becomes bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

      We depend on major airlines like America West, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by America West, United Airlines, US Airways or any other code-share partners to phase out our contract-based code-share relationships or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa Airlines, US Airways and United Airlines have similar code-share agreements with other competing regional airlines. Mesa Airlines is currently America West’s only code-share partner.

If we experience a lack of labor availability or strikes, it could result in a decrease of revenues due to the cancellation of flights.

      The operation of our business is significantly dependent on the availability of qualified employees, including, specifically, flight crews, mechanics and avionics specialists. Historically, regional airlines have experienced high pilot turnover from time to time as a result of major air carriers hiring experienced commercial pilots away from regional carriers. Further, the addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the required extensive training periods. There can be no assurance that we will be able to maintain an adequate supply of qualified personnel or that labor expenses will not increase as a result of a shortage in supply of such workers.

      At March 31, 2004, we had approximately 4,400 employees, a significant number of whom are members of various labor unions, including the Air Line Pilots Association and the Association of Flight Attendants. Our collective bargaining agreement with the Air Line Pilots Association expires in August 2007 and our collective bargaining agreement with the Association of Flight Attendants expires in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will cause our earnings to decrease.

      Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are responsible for our labor costs, and we may not be entitled to receive increased payments under our code-share agreements if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings.

If new airline regulations are passed or are imposed upon our operations, we may incur increased operating costs and experience a decrease in earnings.

      Laws and regulations, such as those described below, have been proposed from time to time that could significantly increase the cost of our operations by imposing additional requirements or restrictions on our operations. We cannot predict what laws and regulations will be adopted or what changes to air transportation agreements will be effected, if any, or how they will affect us, and there can be no assurance that laws or regulations currently proposed or enacted in the future will not increase our operating expenses and therefore adversely affect our financial condition and results of operations.

      As an interstate air carrier, we are subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the Department of Transportation, which include required levels of financial, managerial and regulatory fitness. The Department of Transportation is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier’s books, properties and records, to mandate conditions of carriage and to suspend an air carrier’s fitness to operate. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

      We are also subject to the jurisdiction of the FAA with respect to our aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections.

      We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business.

      The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time-consuming inspections of, or maintenance on, all or any of our turboprops or regional jets, for any reason, could negatively impact our results of operations.

      In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as Embraer or Canadair regional jets, at such airports. The imposition of any limits on the use of our regional jets at any airport at which we operate could interfere with our obligations under our code-share agreements and severely interrupt our business operations.

Fluctuations in fuel costs could adversely affect our operating expenses and results.

      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 90% of our fuel costs for fiscal 2004 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

If additional security and safety measures regulations are adopted, we may incur increased operating costs and experience a decrease in earnings.

      Congress recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. The Aviation Safety Commission’s report recommends the adoption of further measures aimed at improving the safety and security of air travel. We cannot forecast what additional security and safety requirements may be imposed on our operations in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant. To the extent that the costs of complying with any additional safety and security measures are not reimbursed by our code-share partners, our operating results and net income could be adversely affected.

If our operating costs increase as our aircraft fleet ages and we are unable to pass along such costs, our earnings will decrease.

      As our fleet of aircraft age, the cost of maintaining such aircraft, if not replaced, will likely increase. There can be no assurance that costs of maintenance, including costs to comply with aging aircraft requirements, will not materially increase in the future. Any material increase in such costs could have a material adverse effect on our business, financial condition and results of operations. Because many aircraft components are required to be replaced after specified numbers of flight hours or take-off and landing cycles, and because new aviation technology may be required to be retrofitted, the cost to maintain aging aircraft will generally exceed the cost to maintain newer aircraft. We believe that the cost to maintain our aircraft in the long-term will be consistent with industry experience for these aircraft types and ages used by comparable airlines.

      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of March 31, 2004 the average age of our regional jet fleet is 2.85 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.

      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the fiscal 2004, our debt service payments totaled $17.0 million and our lease payments totaled $76.1 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.0 billion at March 31, 2004. As of March 31, 2004, our growth strategy involves the acquisition of 16 more Bombardier regional jets during fiscal 2004. As of March 31, 2004, we had permanently financed 30 of the 31 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft is subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

      There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft necessary for our expansion. If we default under our loan or lease agreements, the lender/lessor has available extensive remedies, including, without limitation, repossession of the respective aircraft and, in the case of large creditors, the effective ability to exert control over how we allocate a significant portion of our revenues. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

•	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

•	adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

      If we need funds and cannot raise them on acceptable terms, we may be unable to realize our current plans or take advantage of unanticipated opportunities and could be required to slow our growth.

We depend on Bombardier to supply us with the aircraft we require to expand.

      As of March 31, 2004, we are obligated under our code-share agreements to place an additional 34 regional jets in service over the next 12 months. We currently have firm orders with Bombardier for an additional 19 regional jets. We also have options to acquire an additional 60 regional jets that are exercisable through 2008.

      We are dependent on Bombardier as manufacturer of these jets and certain factors may limit or preclude our ability to obtain these regional jets, including:

•	Bombardier could refuse, or may not be financially able, to perform its obligations under the applicable purchase agreement for the delivery of the regional jets; and

•	a fire, strike or other event could occur that affects Bombardier’s ability to completely or timely fulfill its contractual obligations.

      Any disruption or change in the delivery schedule of these regional jets would affect our overall operations and our ability to fulfill our obligations under our code-share agreements.

      Our operations could be materially adversely affected by the failure or inability of Bombardier or any key component manufacturers to provide sufficient parts or related support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.

Reduced utilization levels of our aircraft under the revenue-guarantee agreements would adversely impact our revenues and earnings.

      Even though our revenue-guarantee agreements require a fixed amount per month to compensate us for our fixed costs, if our aircraft are underutilized (including taking into account the stage length and frequency of our scheduled flights) we will lose the opportunity to receive a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized.

If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

      Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities, baggage handling and personnel training. It is likely that similar agreements will be entered into in any new markets we decide to serve. All of these agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.

      If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability.

      The estates of the passengers from Flight 5481, or the passengers, or their estates, of any other future aircraft accident may seek to recover damages for death or injury. Although we believe our present insurance coverage is sufficient to cover any claims arising from the crash of Flight 5481, there can be no assurance that the insurance we carry to cover damages arising from these or any future accidents will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft. To the extent a decrease is associated with our operations not covered by our code-share agreements, such a decrease could have a material adverse affect on our business, financial condition or results of operations.

If we become involved in any material litigation or any existing litigation is concluded in a manner adverse to us, our earnings may decline.

      We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future litigation.

Our business would be harmed if we lose the services of our key personnel.

      Our success depends to a large extent on the continued service of our executive management team. We have employment agreements with certain executive officers, but it is possible that members of executive management may leave us. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.

We may experience difficulty finding, training and retaining employees.

      Our business is labor-intensive, we require large numbers of pilots, flight attendants, maintenance technicians and other personnel and we anticipate that our expansion plans will require us to recruit, train and retain a significant number of new employees over the next several years.

      The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Although our employee turnover has decreased significantly since September 11, 2001, our pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could have a material adverse affect our financial condition, results of operations and the price of our common stock.

Risks Related to Our Industry

If competition in the airline industry increases, we may experience a decline in revenue.

      Increased competition in the airline industry as well as competitive pressure on our code-share partners or in our markets could have a material adverse effect on our business, financial condition and results of operation. The airline industry is highly competitive. The earnings of many of the airlines have historically been volatile. The airline industry is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, which may result in lower revenue per passenger, i.e., lower yields, without a corresponding increase in traffic levels. Also, in recent years several new carriers have entered the industry, typically with low cost structures. In some cases, new entrants have initiated or triggered price discounting. The entry of additional new major or regional carriers in any of our markets, as well as increased competition from or the introduction of new services by established carriers, could negatively impact our financial condition and results of operations.

      Our reliance on our code-share agreements with our major airline partners for the majority of our revenue means that we must rely on the ability of our code-share partners to adequately promote their respective services and to maintain their respective market share. Competitive pressures by low-fare carriers and price discounting among major airlines could have a material adverse effect on our code-share partners and therefore adversely affect our business, financial condition and results of operations.

      The results of operations in the air travel business historically fluctuate in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, economic recession, fuel price increases, inflation, adverse weather conditions or other adverse occurrences that result in a decline in air travel. Any event that results in decreased travel or increased competition among airlines could have a material adverse effect on our business, financial condition and results of operations.

      In addition to traditional competition among airlines, the industry faces competition from ground and sea transportation alternatives. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

The airline industry is heavily regulated.

      Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspection and maintenance procedures to be conducted on older aircraft.

      We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business, to the extent such costs are not reimbursed by our code-share partners.

      The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fall in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft, for any reason, could negatively impact our results of operations.

      In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could interfere with our obligations under our code-share agreements and severely interrupt our business operations.

      Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, “passenger bill of rights” legislation was introduced in Congress in 2001 which would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. If adopted, these measures could have had the effect of raising ticket prices, reducing revenue and increasing costs. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA has imposed more stringent security procedures on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

The airline industry has been subject to a number of strikes which could affect our business.

      The airline industry has been negatively impacted by a number of labor strikes. Any new collective bargaining agreement entered into by other regional carriers may result in higher industry wages and add increased pressure on us to increase the wages and benefits of our employees. Furthermore, since each of our code-share partners is a significant source of revenue, any labor disruption or labor strike by the employees of any one of our code-share partners could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Risks Related to Our Common Stock

Provisions in our charter documents might deter acquisition bids for us.

      Our articles of incorporation and bylaws contain provisions that, among other things:

•	authorize our board of directors to issue preferred stock ranking senior to our common stock without any action on the part of the shareholders;

•	establish advance notice procedures for shareholder proposals, including nominations of directors, to be considered at shareholders’ meetings;

•	authorize a majority of our board of directors, in certain circumstances, to fill vacancies on the board resulting from an increase in the authorized number of directors or from vacancies;

•	restrict the ability of shareholders to modify the number of authorized directors; and

•	restrict the ability of stockholders to call special meetings of shareholders.

      In addition, Section 78.438 of the Nevada general corporation law prohibits us from entering into some business combinations with interested stockholders without the approval of our board of directors. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Our stock price may continue to be volatile and could decline substantially.

      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline following this offering, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our common stock following this offering;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

      There have been no material changes in the Company’s market risk since September 30, 2003.

Item 4.	Controls and Procedures

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

* * *

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      In October 2003, we announced that we had made an unsolicited proposal to the board of directors of Atlantic Coast Airlines Holdings, Inc. (“Atlantic Coast”) to acquire all the outstanding stock of Atlantic Coast.

      Following this unsolicited proposal, several lawsuits were filed by Atlantic Coast and anti-trust investigations were initiated by the Department of Justice and the Corporation Counsel for the District of Columbia. On December 23, 2003, we announced that we would not be moving forward with either our proposed offer for Atlantic Coast. As a result of this announcement, the United States Department of Justice and Corporation Counsel dropped their antitrust investigations. Despite this decision, our litigation with Atlantic Coast remains pending. Until a final determination or dismissal is issued by the United States District Court for the District of Columbia, the Company faces the possibility of an adverse result which could have a negative impact on our business.

      We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

      The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in party, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof. We plan to use the net proceeds from the sale of the notes for working capital and to fund our obligations with respect to regional jet deliveries.

      (D) None

      (E) On December 23, 1999, the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001 and October 24, 2002 the Board of Directors amended the original plan and authorized the repurchase of one million and two million additional shares of common stock, respectively. As of March 31, 2004, the Company has acquired and retired 4.6 million shares of our outstanding common stock at an aggregate cost of approximately $26.3 million, leaving 1.8 million shares available for repurchase under the existing Board authorizations. [State whether there is an expiration date to the Board resolutions (required for this new Part II — Item 2(E))] The Company repurchased the following shares during the three months ended March 31, 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that
	Total Number of	Average Price	Part of Publicly	may yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

January 2004	—	—	—	—
February 2004	—	—	—	—
March 2004	44,500	$7.71	44,500	1,810,112

Total	44,500	$7.71	44,500	1,810,112

Item 3.	Defaults upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to Vote for Security Holders

      The Company held its Annual Meeting of Stockholders on March 2, 2004, at which the stockholders re-elected seven directors, voted against ratifying the Company’s 2003 Employee Stock Incentive Plan, voted for the adoption of a bylaw provision to subject to shareholder vote the adoption or extension of any current or future poison pill and ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2004. Abstentions and broker non-votes are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved.

      Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	24,576,445	2,179,394
Daniel J. Altobello	25,333,567	1,422,272
Robert Beleson	24,858,411	1,897,428
Ronald R. Fogleman	24,856,814	1,899,025
Joseph L. Manson	24,254,981	2,500,858
Maurice A. Parker	24,353,941	2,401,898
Julie Silcock	25,332,172	1,423,667

      Proposal to ratify the Company’s 2003 Employee Stock Incentive Plan:

For	Against	Abstain	Not Voted

6,660,806	12,070,593	43,474	7,980,966

      Proposal to adopt a bylaw provision to subject to shareholder vote on the next shareholder ballot, the adoption or extension of any current or future poison pill and, once adopted, to subject to shareholder vote on the next shareholder ballot the removal of this bylaw provision:

For	Against	Abstain	Not Voted

14,789,373	3,934,284	65,868	7,966,314

      Ratification of Deloitte & Touche LLP as the Company’s independent auditors:

For	Against	Abstain

26,339,706	383,724	32,409

Item 5.	Other Information

Effect of Restatement on Previously Paid Senior Management Bonuses

      The Company, in light of its restatement of financial statements, has re-evaluated previously paid senior management bonuses. The restatement would not have had any effect on previously paid bonuses.

New Employment and Change in Control Arrangements

      The Chief Executive Officer and the President and Chief Operating Officer have each entered into new employment agreements with the Company.

CEO Employment Agreement

      Effective as of March 31, 2004, Jonathan G. Ornstein and the Company entered into a new employment agreement, in which Mr. Ornstein agreed to serve as the Chief Executive Officer of the Company for a term of five (5) years ending March 30, 2009. Under Mr. Ornstein’s agreement, he will receive an annual base salary of $300,000 effective March 31, 2004, which amount shall be increased by $75,000 on the first and second anniversary dates.

      The base salary is subject to annual discretionary increases upon review by the Board. Mr. Ornstein also is entitled to an annual bonus, paid quarterly, based on annual performance criteria as set forth in the agreement, which may range from $52,500 to $420,000. Additionally, the Board may approve discretionary bonuses. Upon execution of the agreement and on March 31st each year thereafter during the term of the agreement, the Company is obligated to contribute an amount equal to his base salary, as deferred compensation, to an account for the benefit of Mr. Ornstein. The Company also is obligated to provide Mr. Ornstein with $5,000,000 of term life insurance, the limited use of Company aircraft, and other customary fringe benefits.

      Mr. Ornstein’s employment agreement also provides for the initial grant of stock options to purchase 150,000 shares of Common Stock, with the options vesting in one-third increments over a three-year period, and additional annual option grants of 150,000 shares throughout the term of the agreement. The exercise price for each option is determined by the market price for the Common Stock on the date the option is granted.

      Additionally, Mr. Ornstein’s agreement provides for the payment of a retention bonus in the amount of $1,860,000 on the date of the agreement.

      Mr. Ornstein’s employment agreement also provides for the initial grant of 238,156 shares of restricted Common Stock, with the stock vesting in one-third increments over a three-year period beginning on March 31, 2005.

      The agreement provides that upon Mr. Ornstein’s disability, as defined in the agreement, he will receive on a monthly basis, his base salary, plus an annualized amount equal to his historical bonuses. The Company will make such disability payments for as long as the disability lasts, up to 48 months, and payments will continue to be made even if they extend beyond the term of the agreement. The Company is required to fund a portion of the payments with disability insurance.

      Mr. Ornstein may terminate the agreement following the occurrence of an event constituting “Good Reason.” “Good Reason” is defined as the occurrence of any of the following circumstances: (i) any change by the Company in Mr. Ornstein’s title, or any significant diminishment in his function, duties or responsibilities, (ii) any reduction in Mr. Ornstein’s salary, bonus opportunity or benefits (other than across the board reductions), (iii) relocation of Mr. Ornstein’s principal place of employment greater than 50 miles from its current location, or (iv) any material uncured breach of the agreement by the Company.

      If Mr. Ornstein’s employment is terminated by the Company without Cause (as defined in the agreement) or there is a Change in Control (as defined in the agreement), the Company is required to pay Mr. Ornstein an amount equal to six times his combined annual salary and bonus. Additionally, all of his non-vested stock would immediately vest. If Mr. Ornstein’s employment is terminated by Mr. Ornstein for Good Reason, the Company is required to pay Mr. Ornstein an amount equal to three times his combined annual salary and bonus and all of his non-vested stock would immediately vest. If Mr. Ornstein’s employment is terminated by him voluntarily for no Good Reason or in the absence of a Change in Control, he will not be entitled to any additional severance payments beyond amounts earned through the last effective date of his employment.

      In addition, the Company has agreed to enter into a consulting agreement with Mr. Ornstein, which will become effective when he leaves the Company for any reason. The consulting agreement will provide for Mr. Ornstein’s retention as a consultant for a period of 7 years from its effective date at the rate of $200,000 per year.

      If any payments received by Mr. Ornstein under the agreement are treated as excess parachute payments and are subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Ornstein is entitled to receive “gross up” payments sufficient to cover the excise tax.

President and Chief Operating Officer Employment Agreement

      Effective as of March 31, 2004, Michael J. Lotz and the Company entered into a new employment agreement, in which Mr. Lotz agreed to serve as the President and Chief Operating Officer of the Company for a term of five (5) years ending March 30, 2009. Under Mr. Lotz’s agreement, he will receive an annual base salary of $250,000 effective March 31, 2004, which amount shall be increased by $75,000 on the first and second anniversary dates.

      The base salary is subject to annual discretionary increases upon review by the Board. Mr. Lotz also is entitled to an annual bonus, paid quarterly based on annual performance criteria as set forth in the agreement, which may range from 40,000 to $320,000. Additionally, the Board may approve discretionary bonuses. Upon execution of the agreement and on March 31st of each year thereafter during the term of the agreement, the

Company is obligated to contribute an amount equal to his base salary, as deferred compensation, to an account for the benefit of Mr. Lotz. The Company also is obligated to provide Mr. Lotz with $2,000,000 of term life insurance, the limited use of Company aircraft, and other customary fringe benefits.

      Mr. Lotz’s employment agreement also provides for the initial grant of stock options to purchase 100,000 shares of Common Stock, with the options vesting in one-third increments over a three-year period, and additional annual option grants of 100,000 shares throughout the term of the agreement. The option exercise price for each option is determined by the market price for the Common Stock on the date the option is granted.

      Additionally, Mr. Lotz’s agreement provides for the payment of a retention bonus in the amount of $1,485,000 on the date of the agreement.

      Mr. Lotz’s employment agreement also provides for the initial grant of 190,141 shares of restricted Common Stock, with the stock vesting in one-third increments over a three-year period beginning on March 31, 2005 .

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

      Mr. Lotz may terminate the agreement following the occurrence of an event constituting “Good Reason.” “Good Reason” is defined as the occurrence of any of the following circumstances: (i) any change by the Company in Mr. Lotz’s title, or any significant diminishment in his function, duties or responsibilities, (ii) any reduction in Mr. Lotz’s salary, bonus opportunity or benefits (other than across the board reductions), (iii) relocation of Mr. Lotz’s principal place of employment greater than 50 miles from its current location, or (iv) any material uncured breach of the agreement by the Company.

      If Mr. Lotz’s employment is terminated by the Company without Cause (as defined in the agreement) or there is a Change in Control (as defined in the agreement), the Company is required to pay Mr. Lotz an amount equal to six times his combined annual salary and bonus. Additionally, all of his non-vested stock would immediately vest. If Mr. Lotz’s employment is terminated by Mr. Lotz for Good Reason, the Company is required to pay Mr. Lotz an amount equal to three times his combined annual salary and bonus and all of his non-vested stock would immediately vest. If Mr. Lotz’s employment is terminated by him voluntarily for no Good Reason or in the absence of a Change in Control, he will not be entitled to any additional severance payments beyond amounts earned through the last effective date of his employment.

      In addition, the Company has agreed to enter into a consulting agreement with Mr. Lotz, which will become effective when he leaves the Company for any reason. The consulting agreement will provide for Mr. Lotz’s retention as a consultant for a period of 7 years from its effective date at the rate of $150,000 per year.

      If any payments received by Mr. Lotz under the agreement are treated as excess parachute payments and are subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Lotz is entitled to receive “gross up” payments sufficient to cover the excise tax.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1		Employment agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein.
10.2		Employment agreement dated as of March 31, 2004, between the Registrant and Michael J. Lotz.
10	.3(1)	Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc. and U.S. Airways.
10	.4(1)	Eighth Amendment to Service Agreement dated as of January 30, 2004, by and between Mesa Airlines, Inc. and US Airways.
31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.

      (b) Reports on Form 8-K

      (1) On January 30, 2004, the Company filed a Current Report on Form 8-K describing a press release relating to its financial results for the first quarter ended December 31, 2003.

      (2) On February 5, 2004, the Company filed a Current Report on Form 8-K describing a press release relating to its intention to sell $100 million issue price of Convertible Notes due 2024 to qualified institutional buyers.

      (3) On February 5, 2004, the Company filed a Current Report on Form 8-K describing a press release relating to the pricing of its offering of $100 million issue price of Convertible Notes due 2024 to qualified institutional buyers.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO

Dated: May 14, 2004

INDEX TO EXHIBITS

Exhibits:

Exhibit 10.1		Employment agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein.
Exhibit 10.2		Employment agreement dated as of March 31, 2004, between the Registrant and Michael J. Lotz.
Exhibit 10	.3(1)	Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc. and U.S. Airways.
Exhibit 10	.4(1)	Eighth Amendment to Service Agreement dated as of January 30, 2004, by and between Mesa Airlines, Inc. and US Airways.
Exhibit 31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.