Form 10-Q
period 2004-06-30
MESA AIR GROUP INC
filed 2004-08-13
CIK 810332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended June 30, 2004

or

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
(602) 685-4000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes   [X]  No  [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   [X]  No  [  ]

     On August 4, 2004 the registrant had outstanding 31,577,955 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(As Restated,		(As Restated,
		See note 19)		See note 19)
Operating revenues:
Passenger	$232,519	$148,869	$616,391	$408,200
Freight and other	7,067	5,206	20,412	16,281

Total operating revenues	239,586	154,075	636,803	424,481

Operating expenses:
Flight operations	77,440	56,906	216,118	152,957
Fuel	53,119	27,993	131,819	80,045
Maintenance	43,462	27,754	117,347	84,423
Aircraft and traffic servicing	17,898	11,209	47,751	37,981
Promotion and sales	1,454	2,105	4,545	6,154
General and administrative	15,031	10,153	47,047	28,355
Depreciation and amortization	7,337	3,625	18,709	11,305
Impairment and restructuring charges (credits)	1,060	—	12,377	(10,957)

Total operating expenses	216,801	139,745	595,713	390,263

Operating income	22,785	14,330	41,090	34,218

Other income (expense):
Interest expense	(6,941)	(2,002)	(17,647)	(7,435)
Interest income	296	337	906	856
Other income (expense)	286	(3,968)	2,119	(2,587)

Total other expense	(6,359)	(5,633)	(14,622)	(9,166)

Income before income taxes and minority interest	16,426	8,697	26,468	25,052
Income taxes	6,768	3,331	10,907	9,592

Income before minority interest	9,658	5,366	15,561	15,460
Minority interest	—	1	—	(5)

Net income	$9,658	$5,367	$15,561	$15,455

Income per common share:
Basic	$0.31	$0.17	$0.49	$0.49
Diluted	$0.25	$0.17	$0.43	$0.49

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$206,208	$152,547
Marketable securities	174	13,558
Restricted cash	10,758	—
Receivables, primarily traffic, net	37,307	25,493
Income tax receivable	2,729	—
Expendable parts and supplies, net	33,800	25,044
Aircraft held for sale	600	—
Prepaid expenses and other current assets	40,752	28,202
Deferred income taxes	17,237	28,436

Total current assets	349,565	273,280
Property and equipment, net	651,218	398,192
Lease and equipment deposits	25,916	27,352
Deferred income taxes	5,529	4,484
Other assets	18,345	13,628
Investments in corporate bonds and US Treasury notes	2,483	—

Total assets	$1,053,056	$716,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,012	$8,519
Short-term debt	178,939	241,623
Accounts payable	57,671	39,315
Air traffic liability	2,668	3,490
Accrued compensation	5,415	6,581
Income taxes payable	567	896
Other accrued expenses	26,331	30,236

Total current liabilities	293,603	330,660
Long-term debt, excluding current portion	553,241	199,023
Deferred credits	72,738	70,456
Other noncurrent liabilities	6,487	4,824

Total liabilities	926,069	604,963

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 75,000,000 shares authorized; 31,554,447 and 31,704,625 shares issued and outstanding, respectively	117,272	114,580
Retained earnings (accumulated deficit)	12,954	(2,607)
Deferred stock compensation	(3,239)	—

Total stockholders’ equity	126,987	111,973

Total liabilities and stockholders’ equity	$1,053,056	$716,936

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	June 30,	June 30,
	2004	2003
		(As restated,
		see Note 19)
Cash Flows from Operating Activities:
Net income	$15,561	$15,455
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,709	11,305
Impairment and restructuring charges (credits)	12,377	(10,957)
Gain on involuntary conversion of aircraft	—	(1,283)
Deferred income taxes	10,154	9,589
Unrealized loss on investment securities	14	(1,358)
Amortization of deferred credits	(4,960)	(5,109)
Amortization of restricted stock awards	295	—
Tax benefit-stock compensation	137	21
Provision for obsolete expendable parts and supplies	948	900
Provision for doubtful accounts	1,900	—
DOT settlement	—	4,154
Minority interest	—	5
Changes in assets and liabilities:
Net sales of investment securities	13,370	5,886
Restricted cash	(10,758)	(40,019)
Receivables	(13,713)	2,905
Income tax receivables	(2,729)	—
Expendable parts and supplies	(9,253)	(1,415)
Prepaid expenses and other current assets	(13,374)	57
Accounts payable	16,854	3,361
Income taxes payable	(329)	(524)
Cost to return aircraft held for sale	(2,320)	(2,097)
Other accrued liabilities	(7,049)	5,589

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,834	(3,535)

Cash Flows from Investing Activities:
Capital expenditures	(47,919)	(19,842)
Acquisition of Midway assets, net	(9,160)	—
Proceeds from sale of rotable and expendable inventory	1,783	2,179
Proceeds from aircraft insurance	—	3,218
Change in other assets	(1,071)	383
Net returns (payments) of lease and equipment deposits	36	(11,646)
Purchase of held-to-maturity securities	(2,483)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(58,814)	(25,708)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(11,127)	(11,934)
Proceeds from senior convertible notes	100,000	100,112
Debt issue costs	(3,009)	(3,262)
Proceeds from issuance of common stock	677	367
Common stock purchased and retired	(1,656)	(2,245)
Proceeds from receipt of deferred credits	1,756	10,515
Distribution to minority interest shareholders	—	(610)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	86,641	92,943

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,661	63,700
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,208	$109,570

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	June 30,	June 30,
	2004	2003
		(As restated,
		see Note 19)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$17,657	$6,607
Cash paid for income taxes, net	3,638	700
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$405,673	$304,692
Aircraft and debt permanently financed as operating leases	197,300	254,225
Long-term debt assumed in Midway asset purchase	24,109	—
Inventory and other credits received in conjunction with aircraft financing	3,549	2,023
Return of aircraft for reduction of long-term debt and accrued interest	—	8,164

(Concluded)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business and Basis of Presentation

     The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the unaudited three and nine-month periods presented have been made. Operating results for the three and nine-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2003.

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

3. Acquisitions

     In December 2003, the Company announced that it would not be moving forward with either its proposed consent solicitation or exchange offer for Atlantic Coast. Transaction related costs of $3.8 million are included in general and administrative expenses in the nine month period ended June 30, 2004.

     In December 2003, the Company purchased the assets of Midway Airlines Corporation (“Midway”) for $9.2 million through Midway’s Chapter 7 bankruptcy proceeding. The assets include six leased CRJ-200 aircraft, two owned CRJ-200 aircraft, all of Midway’s CRJ spare parts and support equipment and all related acquisition materials associated with the operation of Midway’s CRJ operations. The Company also assumed $24.1 million in debt related to the two CRJ-200 aircraft. The Company purchased the Midway assets in order to meet its 2004 growth plans. The purchase price has been allocated to the assets acquired (primarily aircraft and rotable parts) and liabilities assumed based upon preliminary estimates of fair values.

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

     Mesa Airlines and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines’ code-share agreement with Frontier terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of June 30, 2004, Mesa Airlines and Freedom operated a fleet of 140 aircraft – 88 CRJs, 36 ERJs and 16 Dash-8s.

     Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines as well as independent operations as Mesa Airlines. As of June 30, 2004, Air Midwest operated a fleet of 35 Beechcraft 1900D turboprop aircraft.

     CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under pro-rate revenue contracts with US Airways. CCAir ceased operations on November 3, 2002.

     The Other category consists of Mesa Air Group (holding company), MPD, RAS, MAGI, UFLY, MAG-AIM and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, ASM’s and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement company. UFLY was established for the purpose of making strategic investments in US Airways common stock.

Three Months Ended	Mesa /
June 30, 2004 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$217,216	$20,272	$—	$111,610	$(109,512)	$239,586
Depreciation and amortization	6,359	57	—	921	—	7,337
Operating income (loss)	26,299	(1,541)	—	15,609	(17,582)	22,785
Interest expense	(4,576)	(40)	—	(2,466)	141	(6,941)
Interest income	290	1	—	146	(141)	296
Income (loss) before income tax and minority interest	22,129	(1,612)	—	13,491	(17,582)	16,426
Income tax (benefit)	9,118	(665)	—	5,557	(7,242)	6,768
Total assets	955,722	19,112	—	403,139	(324,917)	1,053,056
Capital expenditures	1,854	183	—	20,166	—	22,203

Three Months Ended	Mesa /
June 30, 2003 (000’s) (as restated see note 19)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$131,661	$21,077	$—	$62,558	$(61,221)	$154,075
Depreciation and amortization	2,742	195	—	688	—	3,625
Operating income (loss)	14,520	(1,511)	4	14,781	(13,464)	14,330
Interest expense	(1,811)	—	—	(319)	128	(2,002)
Interest income	230	—	—	273	(166)	337
Income (loss) before income tax and minority interest	8,220	(983)	4	14,958	(13,502)	8,697
Income tax (benefit)	3,446	(377)	2	5,431	(5,171)	3,331
Total assets	422,914	18,205	5,770	279,317	(176,914)	549,292
Capital expenditures	308	2,091	—	3,792	—	6,191

Nine Months Ended	Mesa /
June 30, 2004 (000’s)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$569,330	$62,318	$—	$267,972	$(262,817)	$636,803
Depreciation and amortization	15,994	398	—	2,317	—	18,709
Operating income (loss)	59,576	(8,226)	—	31,884	(42,144)	41,090
Interest expense	(11,498)	(123)	—	(6,168)	142	(17,647)
Interest income	605	4	—	439	(142)	906
Income (loss) before income tax and minority interest	50,426	(8,364)	—	26,549	(42,143)	26,468
Income tax (benefit)	20,779	(3,447)	—	10,938	(17,363)	10,907
Total assets	955,722	19,112	—	403,139	(324,917)	1,053,056
Capital expenditures	12,309	228	—	35,382	—	47,919

Nine Months ended	Mesa /
June 30, 2003 (000’s) (as restated see note 19)	Freedom	Air Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$355,396	$63,961	$1,254	$98,427	$(94,557)	$424,481
Depreciation and amortization	8,735	536	—	2,034	—	11,305
Operating income (loss)	24,733	(7,165)	11,022	30,040	(24,412)	34,218
Interest expense	(7,277)	—	(174)	(221)	237	(7,435)
Interest income	608	3	4	516	(275)	856
Income (loss) before income tax and minority interest	12,665	(4,612)	11,372	30,077	(24,450)	25,052
Income tax (benefit)	6,055	(1,767)	4,356	10,312	(9,364)	9,592
Total assets	422,914	18,205	5,770	279,317	(176,914)	549,292
Capital expenditures	5,541	4,019	—	10,282	—	19,842

5. Investments

     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company’s investments consist of US treasury notes and corporate bonds, which are classified as held-to-maturity, included in investments and carried at amortized cost. The remainder of investments, less than $0.2 million, relate to common equity securities of companies operating in the airline industry and are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations.

     In the past, the Company has entered into short positions on common equity securities when management believed that the Company could capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company effectively hedged against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss in value reflected in other income (expense) in the statement of operations. Included in marketable securities are liabilities related to short positions on common equity securities of $13.2 million at September 30, 2003. As of June 30, 2004, the Company had no liabilities related to short positions. Unrealized losses that related to trading securities (including short positions) held at June 30, 2004 and September 30, 2003, were $0.7 million and $2.5 million, respectively.

     Investments in held-to-maturity securities were as follows at June 30, 2004:

	June 30, 2004
	(in thousands)
		Gross
		Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
Held-to-maturity securities (carried at amortized cost):
US treasury note	$2,008	$—	$2,008
Corporate bond	475	—	475

Total	$2,483	$—	$2,483

6. Restricted Cash

     The Company has $10.8 million in restricted cash on deposit that collateralizes various letters of credit outstanding as of June 30, 2004. The Company has signed a letter of intent with a financial institution for a $9 million letter of credit facility, of which $4 million must be secured, and expects to finalize the documentation in the fourth quarter of fiscal 2004.

7. Accounts Receivable from Code-Share Partners

     The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. The Company’s code-share agreement with Frontier expired December 31, 2003. Approximately 99% of the Company’s consolidated passenger revenue for the three and nine months ended June 30, 2004 and 2003, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 62% and 57% of total gross accounts receivable at June 30, 2004 and September 30, 2003, respectively.

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

9. Notes Payable and Long-Term Debt

     In February 2004, the Company completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. The notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

     The notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is the Company’s intent to settle the notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the shares of common stock issuable upon conversion thereof. During fiscal 2003, the Company issued similar senior convertible notes to those described above. The balance of these notes was $100.0 million at June 30, 2004. The Company plans to use the net proceeds from the sale of the notes for working capital and to fund its obligations with respect to regional jet deliveries.

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

     In January 2004, the Company permanently financed five CRJ-700 and four CRJ-900 aircraft with $207.5 million in debt. In March, two additional CRJ-900 aircraft were also financed with $47.2 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. The manufacturer, through the purchase of certain interest rate derivatives, has guaranteed the Company’s ownership costs with respect to these aircraft. These aircraft were on interim financing.

     Also at June 30, 2004, we had $178.9 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on the balance sheet during the interim financing period. After taking delivery of the aircraft, the Company expects to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale- leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease. Occasionally the Company will permanently finance aircraft with long-term debt, but it is the Company’s current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has seven aircraft on interim financing with the manufacturer. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

     Long-term debt consists of the following:

	June 30,	September 30,
	2004	2003
	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft	$250,795	$—
Senior convertible notes	200,112	100,112
Notes payable to manufacturer, collateralized by the underlying aircraft	95,954	100,601
Notes payable to bank, collateralized by the underlying aircraft	23,400	—
Other	4,992	6,829

Total debt	575,253	207,542
Less current portion	(22,012)	(8,519)

Long-term debt	$553,241	$199,023

Short-term debt consists of the following:
Notes payable to manufacturer for interim financed aircraft	$178,939	$241,623

10. Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Share calculation:
Weighted average shares — basic	31,610	31,457	31,691	31,557
Effect of dilutive outstanding stock options and warrants	814	413	1,383	163
Effect of dilutive outstanding convertible debt	10,011	—	10,011	—

Weighted average shares — diluted	42,435	31,870	43,085	31,720

Adjustments to net income:
Net income	$9,658	$5,367	$15,561	$15,455
Interest expense on convertible debt, net of tax	920	—	2,800	—

Adjusted net income	$10,578	$5,367	$18,361	$15,455

     At June 30, 2004, the conversion features of the Company’s senior convertible notes due 2024 had not been met, therefore, the dilutive effect of the notes was not included in the determination of earnings per common share. Diluted income per share would have been $0.23 and $0.38 for the three and nine months ended June 30, 2004, respectively, if the dilutive effect of the notes were to be included in the computation of income per common share. The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) recently made a tentative decision proposing that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported EPS irrespective of the contingent conversion trigger being met. The EITF is expected to reach a final conclusion at its meeting in September 2004.

11. Stock Repurchase Program

     On December 23, 1999 the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001 and October 24, 2002 the Board of Directors amended the original plan and authorized the repurchase of one million and two million additional shares of common stock, respectively. As of June 30, 2004, the Company has acquired and retired 4.8 million shares of our outstanding common stock at an aggregate cost of approximately $27.3 million, leaving 1.6 million shares available for repurchase under the existing Board authorizations. The Company repurchased the following shares for $1.3 million during the three months ended June 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
April 2004	—	—	—	—
May 2004	193,778	$6.74	193,778	1,616,334
June 2004	—	$—	—	—

Total	193,778	$6.74	193,778	1,616,334

12. Beechcraft 1900D Cost Reductions

     On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million and $4.0 million was recorded as a reduction to expense during each of the three and nine months ended June 30, 2004 and June 30, 2003, respectively.

     In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, options to purchase the warrants vest according to the following schedule: 13,401 warrants for fiscal year 2001; 116,534 warrants for fiscal year 2002; 58,267 warrants for fiscal year 2003 and 44,866 warrants for fiscal year 2004. As of June 30, 2004, Raytheon has exercised its option to purchase the 2001, 2002, and 2003 warrants.

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

     At June 30, 2004, $0.3 million of accrued severance and other remains with respect to this impairment and restructuring.

Shorts 360 Impairment

     The Company took a charge for $3.6 million in fiscal 2002 to accrue for the remaining lease payments of two Shorts 360 aircraft and the future costs of returning these aircraft to the lessor. These leases expire in March 2005.

     At June 30, 2004, $2.2 million of accrued aircraft return costs and $0.7 million of accrued aircraft lease payments remain with respect to this impairment.

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

     In the third quarter of fiscal 2004 the Company recognized an impairment charge of $1.1 million due to finalizing agreements to return two of the seven leased B1900D aircraft impaired in the second quarter of fiscal 2004.

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

     As of June 30, 2004, $0.1 million of accrued aircraft return costs remained with respect to this impairment.

     The changes in the impairment and restructuring charges for the period ended June 30, 2004 and 2003 are as follows:

	Reserve	Non-		Reserve		Reversal	Non-		Reserve
Description of	Sept. 30,	Cash	Cash	Dec. 31,		of	Cash	Cash	Mar. 31,
Charge	2002	Utilized	Utilized	2002	Provision	Charges	Utilized	Utilized	2003
Restructuring:
Severance and other	$(658)	$—	$56	$(602)	$—	$—	$—	$—	$(602)
Costs to return aircraft	(8,107)	—	701	(7,406)	(1,050)	4,593	250	1,099	(2,514)
Aircraft lease payments	(9,238)	129	—	(9,109)	—	7,414	129	48	(1,518)

Total	$(18,003)	$129	$757	$(17,117)	$(1,050)	$12,007	$379	$1,147	$(4,634)

[Additional columns below]

[Continued from above table, first column below repeated]

	Reserve	Non-		Reserve
Description of	Mar. 31,	Cash	Cash	Jun. 30,
Charge	2003	Utilized	Utilized	2003
Restructuring:
Severance and other	$(602)	$—	$—	$(602)
Costs to return aircraft	(2,514)	—	296	(2,218)
Aircraft lease payments	(1,518)	129	36	(1,353)

Total	$(4,634)	$129	$332	$(4,173)

	Reserve	Non-		Reserve		Non-		Reserve
Description of	Sept. 30,	Cash	Cash	Dec. 31,		Cash	Cash	Mar. 31,
Charge	2003	Utilized	Utilized	2003	Provision	Utilized	Utilized	2004
Restructuring:
Severance and other	$(548)	$—	$44	$(504)	$—	$—	$64	$(440)
Costs to return aircraft	(2,217)	—	—	(2,217)	(2,400)	—	8	(4,609)
Aircraft lease payments	(1,188)	129	36	(1,023)	(2,398)	129	36	(3,256)
Cancellation of maintenance agreement	—	—	—	—	(1,179)	—	—	(1,179)
Impairment:
Impairment of maintenance deposits	—	—	—	—	(823)	823	—	—
Impairment of surplus inventory	—	—	—	—	(4,517)	4,517	—	—

Total	$(3,953)	$129	$80	$(3,744)	$(11,317)	$5,469	$108	$(9,484)

[Additional columns below]

[Continued from above table, first column below repeated]

	Reserve		Non-		Reserve
Description of	Mar. 31,		Cash	Cash	Jun. 30,
Charge	2004	Provision	Utilized	Utilized	2004
Restructuring:
Severance and other	$(440)	$—	$—	$91	$(349)
Costs to return aircraft	(4,609)	—	—	2,320	(2,289)
Aircraft lease payments	(3,256)	—	129	2,434	(693)
Cancellation of maintenance agreement	(1,179)	—	—	1,179	—
Impairment:
Impairment of maintenance deposits	—	—	—	—	—
Impairment of surplus inventory	—	(1,060)	1,060	—	—

Total	$(9,484)	$(1,060)	$1,189	$6,024	$(3,331)

     The reserve balance of $3.3 million above is included in accrued expenses, other non-current liabilities and deferred credits on the accompanying consolidated balance sheets.

14. Other Income (Expense)

     Other income represents investment income for the three and nine months ended June 30, 2004. Other expense for the nine months ended June 30, 2003 includes a gain on the involuntary conversion of an aircraft for $1.3 million related to the crash of Flight 5481 in January 2003. The gain in 2003 was offset by $4.1 million in expense related to the Company’s settlement of amounts received under the Air Transportation Safety and System Stabilization Act. The Company’s investment gains and losses for the nine months ended June 30, 2003 include 100% of the investment gains and losses of UFLY; the minority interest is deducted out of the Company’s operations after income taxes.

15. Stockholders’ Equity

     The Company applies the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income (loss) and income (loss) per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income as reported	$9,658	$5,367	$15,561	$15,455
Stock option compensation expense determined under fair value based method, net of tax	(418)	(531)	(862)	(1,275)

Pro forma net income	$9,240	$4,836	$14,699	$14,180

Income per share — basic:
As reported	$0.31	$0.17	$0.49	$0.49

Pro forma	$0.29	$0.15	$0.46	$0.45

Income per share — diluted:
As reported	$0.25	$0.17	$0.43	$0.49

Pro forma	$0.24	$0.15	$0.41	$0.45

16. Commitments and Contingencies

     In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of June 30, 2004, the Company has taken delivery of 15 CRJ-700 aircraft and 22 CRJ-900 aircraft and anticipates taking delivery of the remaining 3 CRJ-900 aircraft in fiscal 2004 and 2005. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. In conjunction with this purchase agreement, Mesa has $15.0 million on deposit with BRAD, which is included in lease and equipment deposits at June 30, 2004. The remaining deposits are expected to be returned in equal amounts upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

     On January 8, 2003, US Airways Express Flight 5481, operated by Air Midwest, crashed shortly after takeoff from Charlotte Douglas International Airport en route to Greenville/Spartanburg, S.C. The Company has cooperated fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the accident. The Company is unable to predict the amount of claims, if any, which may ultimately be made against it and how those claims might be resolved. The Company maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, the Company believes that the resolution of any claims will not have a material adverse effect on its financial position, results of operations or cash flows. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the accident of Flight 5481.

     The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

17. Deferred Stock Compensation

     In March 2004, the Company issued restricted stock grants of 428,297 shares to the Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer. The restricted stock shares vest in one-third increments over a three-year period beginning on March 31, 2005. The Company recorded $3.5 million in stockholders’ equity for deferred compensation. The deferred compensation is amortized on a straight-line basis over the vesting period of the grants.

18. Reclassifications

     Certain 2003 amounts previously reported have been reclassified to conform with the 2004 presentation.

19. Restatement of Financial Statements

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

     As a result, the accompanying condensed consolidated financial statements for the three and nine months ended June 30, 2003 have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement on the accompanying condensed consolidated financial statements is presented below.

For the three months and nine months ended June 30, 2003
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2003	2003	2003
	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)
Flight operations	$56,906	$57,952	$152,957	$157,203
Depreciation and amortization	3,625	2,798	11,305	8,026
Operating income	14,330	14,109	34,218	33,251
Interest expense	(2,002)	(1,092)	(7,435)	(3,509)

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2003	2003	2003
	(As Restated)	(As Previously	(As Restated)	(As Previously
		Reported)		Reported)
Income taxes	3,331	3,595	9,592	10,728
Net income	5,367	5,792	15,455	17,278
Income per common share:
Basic	$0.17	$0.18	$0.49	$0.55
Diluted	$0.17	$0.18	$0.49	$0.54

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

     The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three and nine months ended June 30, 2003 as described in Note 20 to the condensed consolidated financial statements.

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

GENERAL

     Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 181 cities in 43 states, Canada, Mexico and the Bahamas. At June 30, 2004, Mesa operated a fleet of 175 aircraft with over 1,000 daily departures.

     Mesa’s airline operations during fiscal year 2004 were conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share and revenue guarantee agreement with United Airlines, Inc. (“United Airlines” or “United”) and as US Airways Express under a code-share and revenue guarantee agreement with US Airways,

Inc. (“US Airways”). Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-share agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of the Company, began operating as America West Express pursuant to the code-share and revenue sharing agreement with America West in October 2002. Prior to it ceasing operations on November 3, 2002, CCAir, a wholly owned subsidiary of Mesa, operated under a code-share agreement with US Airways as US Airways Express.

     Approximately 99% of our consolidated passenger revenues for the nine months ended June 30, 2004 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Midwest Airlines, United Airlines and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.

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

     In June, the Company finalized an agreement with LogisTechs, Inc., an affiliate of GE Capital Aviation Services (GECAS) for the sale, management and repair of its CRJ 200 aircraft rotable spare parts inventory. Under the agreement, LogisTechs will purchase approximately $25 million in existing and future spare parts inventory to support Mesa’s CRJ 200 fleet. The initial funding of the transaction occurred on August 4, 2004. As part of the transaction, Mesa received $10.5 million in cash, a note receivable of $6 million and placed $4.5 million on deposit with LogisTechs. The final closing is expected to take place within 60 days. The Company has also agreed with LogisTechs to negotiate similar agreements for up to $43 million of spare parts for Mesa’s current and to be delivered fleet of Bombardier CRJ 700/900 and current fleet of Embraer 145s.

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Passengers	2,826,633	1,728,879	7,097,863	4,504,782
Available seat miles (000’s)	1,929,847	1,183,722	4,984,240	3,137,997
Revenue passenger miles (000’s)	1,419,466	773,693	3,470,825	1,942,842
Load factor	73.6%	65.4%	69.6%	61.9%
Yield per revenue passenger mile (cents)	16.9	19.9	18.3	21.8
Revenue per available seat mile (cents)	12.4	13.0	12.8	13.5
Operating cost per available seat mile (cents) *	11.2	11.8	12.0	12.8
Average stage length (miles)	402	345	387	330
Number of operating aircraft in fleet	175	141	175	141
Gallons of fuel consumed	45,516,906	30,251,021	121,290,235	81,795,535
Block hours flown	135,262	100,685	370,554	283,212
Departures	91,208	75,607	255,200	216,436

* Excluding the reversal of restructuring charges in fiscal 2003

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Nine Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	Costs per		Costs per		Costs per		Costs per
	ASM	% of total	ASM	% of total	ASM	% of total	ASM	% of total
	(cents)	Revenues	(cents)	Revenues	(cents)	Revenues	(cents)	Revenues
Flight operations	4.0	32.3%	4.8	36.9%	4.3	33.9%	4.9	36.0%
Fuel	2.8	22.2%	2.4	18.2%	2.6	20.7%	2.6	18.9%
Maintenance	2.3	18.1%	2.3	18.0%	2.4	18.4%	2.7	19.9%
Aircraft and traffic servicing	0.9	7.5%	0.9	7.3%	1.0	7.5%	1.2	8.9%
Promotion and sales	0.1	0.6%	0.2	1.4%	0.1	0.7%	0.2	1.4%
General and administrative	0.8	6.3%	0.9	6.6%	0.9	7.4%	0.9	6.7%
Depreciation and amortization	0.4	3.1%	0.3	2.4%	0.4	2.9%	0.4	2.7%
Impairment and restructuring charges (credits)	0.1	0.4%	—	—	0.2	1.9%	(0.3)	(2.6)%

Total operating expenses	11.2	90.5%	11.8	90.7%	12.0	93.5%	12.4	91.9%
Interest expense	0.4	2.9%	0.2	1.3%	0.4	2.8%	0.2	1.8%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended June 30, 2004 (000’s)
	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$217,216	$20,272	$—	$111,610	$(109,512)	$239,586
Total operating expenses	190,917	21,813	—	96,001	(91,930)	216,801

Operating income (loss)	26,299	(1,541)	—	15,609	(17,582)	22,785

	Three Months Ended June 30, 2003 (000’s)
	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$131,661	$21,077	$—	$62,558	$(61,221)	$154,075
Total operating expenses	117,141	22,588	(4)	47,777	(47,757)	139,745

Operating income (loss)	14,520	(1,511)	4	14,781	(13,464)	14,330

	Nine Months Ended June 30, 2004 (000’s)
	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$569,330	$62,318	$—	$267,972	$(262,817)	$636,803
Total operating expenses	509,754	70,544	—	236,088	(220,673)	595,713

Operating income (loss)	59,576	(8,226)	—	31,884	(42,144)	41,090

	Nine Months Ended June 30, 2003 (000’s)
	Mesa/Freedom	Air Midwest	CCAir	Other	Elimination	Total
Total operating revenues	$355,396	$63,961	$1,254	$98,427	$(94,557)	$424,481
Total operating expenses	330,663	71,126	(9,768)	68,387	(70,145)	390,263

Operating income (loss)	24,733	(7,165)	11,022	30,040	(24,412)	34,218

RESULTS OF OPERATIONS

For the three months ended June 30, 2004 versus the three months ended June 30, 2003

     Operating Revenues:

     In the quarter ended June 30, 2004, operating revenue increased by $85.5 million, or 55.5%, from $154.1 million to $239.6 million. The increase in revenue is primarily attributable to the addition of 37 additional regional jets flown by Mesa and Freedom compared to the same period in 2003.

     Operating Expenses

     Flight Operations

     In the quarter ended June 30, 2004, flight operations expense increased $20.5 million or 36.1%, to $77.4 million (4.0 cents per ASM) from $56.9 million (4.8 cents per ASM) for the comparable period in fiscal 2003. The increase is consistent with the 37 additional regional jets added at Mesa and Freedom. The decrease on an ASM basis is due to the economies of scale realized by operating the larger CRJ-700 and CRJ-900 regional jets.

     Fuel

     In the quarter ended June 30, 2004, fuel expense increased $25.1 million or 89.7%, to $53.1 million (2.8 cents per ASM) from $28.0 million (2.4 cents per ASM) for the comparable period in fiscal 2003. Into-plane fuel cost increased 26% per gallon, resulting in a $10.9 million unfavorable price variance and consumption increased 50% resulting in a $14.2 million unfavorable volume variance. The increase in volume was due to the additional regional jets added to the fleet. In the quarter ended June 30, 2004 approximately 93% of our fuel costs were reimbursed by our code-share partners.

     Maintenance Expense

     In the quarter ended June 30, 2004, maintenance expense increased $15.7 million or 56.6%, to $43.5 million (2.3 cents per ASM) from $27.8 million (2.3 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom’s maintenance expense increased $15.1 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Air Midwest’s maintenance expense increased $0.6 million due to the addition of employees as a result of transitioning outsourced mechanic labor to in-house and the associated delays in the transition.

     Aircraft and Traffic Servicing

     In the quarter ended June 30, 2004, aircraft and traffic servicing expense increased by $6.7 million or 59.7%, to $17.9 million (0.9 cents per ASM) from $11.2 million (0.9 cents per ASM) for the comparable period in fiscal 2003. The increase is primarily related to an increase of 20% in regional jet departures.

     Promotion and Sales

     In the quarter ended June 30, 2004, promotion and sales expense decreased $0.6 million or 30.9%, to $1.5 million (0.1 cents per ASM) from $2.1 million (0.2 cents per ASM) for the comparable period in fiscal 2003. The decrease is due to a decline in booking and franchise fees paid by Air Midwest under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the quarter ended June 30, 2004, general and administrative expense increased $4.9 million or 48.0%, to $15.0 million (0.8 cents per ASM) from $10.2 million (0.9 cents per ASM). A portion of the increase is related to an increase of $1.0 in passenger liability insurance, which is based upon the number of passengers carried and an increase of $0.8 million related to health benefits expenses due to an increase in employees and the nature and volume of claims. Bad debt expense also increased $1.1 million due to a reserve for certain accounts receivables. The remainder of the increase consisted of increased wages and other benefits related to increased headcount consistent with the Company’s growth.

     Depreciation and Amortization

     In the quarter ended June 30, 2004, depreciation and amortization expense increased $3.7 million or 102.4%, to $7.3 million (0.4 cents per ASM) from $3.6 million (0.3 cents per ASM) for the comparable quarter in the prior year. The increase is related to the purchase of 11 CRJ-700 and CRJ-900 aircraft that were permanently financed with debt as well as rotable provisioning for the additional regional jets at Mesa and Freedom.

     Impairment and Restructuring Charges

     In the third quarter of fiscal 2004 the Company recognized an impairment charge of $1.1 million due to finalizing agreements to return the last two of the seven leased B1900D aircraft impaired in the second quarter of fiscal 2004.

     Interest Expense

     Interest expense increased $4.9 million or 246.9%, to $6.9 million for the three months ended June 30, 2004 from $2.0 million for the three months ended June 30, 2003. The increase in interest expense is comprised of $2.7 million in interest on the senior convertible notes and $2.2 million in interest on the permanently financed aircraft debt.

     Other Income (Expense)

     Other income (expense) increased $4.3 million from an expense of $4.0 million for the quarter ended June 30, 2003 to income of $0.3 million for the quarter ended June 30, 2004. Other expense for the quarter ended June 30, 2003 is primarily attributable to a settlement with the DOT of $4.1 million.

     Minority Interest

     Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in the fourth quarter of fiscal 2003.

For the nine months ended June 30, 2004 versus the nine months ended June 30, 2003

     Operating Revenues:

     In the nine months ended June 30, 2004, operating revenue increased by $212.3 million, or 50.0%, from $424.5 million to $636.8 million. The increase in revenue is primarily attributable to a $213.9 million increase in revenue associated with the operation of 37 additional regional jets flown by Mesa and Freedom compared to the same period in 2003. This increase was partially offset by a net decrease of approximately $1.6 million at Air Midwest. The decrease at Air Midwest was primarily due to a decline in passengers carried as a result of parking seven leased aircraft in the second quarter resulting in a decrease of $4.3 million; however, this decrease was offset by increased Essential Air Service subsidies of $2.5 million received as a result of additional markets served and higher subsidy rates on existing markets.

     Operating Expenses

     Flight Operations

     In the nine months ended June 30, 2004, flight operations expense increased $63.2 million or 41.3%, to $216.1 million (4.3 cents per ASM) from $153.0 million (4.9 cents per ASM) for the comparable period in fiscal 2003. The increase is consistent with the increased capacity from the additional regional jets added to Mesa and Freedom’s fleet. The decrease on an ASM basis is due to the additional regional jets added at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest.

     Fuel

     In the nine months ended June 30, 2004, fuel expense increased $51.8 million or 64.7%, to $131.8 million (2.6 cents per ASM) from $80.0 million (2.6 cents per ASM) for the comparable period in fiscal 2003. Into-plane fuel cost increased 11% per gallon, resulting in a $13.2 million unfavorable price variance and consumption increased 48% resulting in a $38.6 million unfavorable volume variance. The increase in volume was due to the additional regional jets added to the fleet. In the nine months ended June 30, 2004 approximately 91% of our fuel costs were reimbursed by our code-share partners.

     Maintenance Expense

     In the nine months ended June 30, 2004, maintenance expense increased $32.9 million or 39.0%, to $117.3 million (2.4 cents per ASM) from $84.4 million (2.7 cents per ASM) for the comparable period in fiscal 2003. Mesa and Freedom’s maintenance expense increased $25.5 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Air Midwest’s maintenance expense increased $3.3 million due to the addition of employees as a result of transitioning outsourced mechanic labor to in-house and the associated delays in the transition. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into the Company’s fleet.

     Aircraft and Traffic Servicing

     In the nine months ended June 30, 2004, aircraft and traffic servicing expense increased by $9.8 million or 25.7%, to $47.8 million (1.0 cents per ASM) from $38.0 million (1.2 cents per ASM) for the comparable period in fiscal 2003. The increase is primarily related to an increase of 18% in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest and CCAir.

     Promotion and Sales

     In the nine months ended June 30, 2004, promotion and sales expense decreased $1.6 million or 26.1%, to $4.5 million (0.1 cents per ASM) from $6.2 million (0.2 cents per ASM) for the comparable period in fiscal 2003. The decrease is due to a decline in booking and franchise fees paid by Air Midwest and CCAir under the Company’s prorate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

     General and Administrative

     In the nine months ended June 30, 2004, general and administrative expense increased $18.7 million or 65.9%, to $47.0 million (0.9 cents per ASM) from $28.4 million (0.9 cents per ASM). The increase is primarily related to $3.8 million in costs associated with the attempted merger with Atlantic Coast Airlines, Inc. and $3.5 million in executive compensation as a result of the restructuring of employment contracts of top executives. The remainder of the increase is related to rising healthcare costs associated with increased headcount of $2.0 million, an increase in passenger liability insurance of $2.6 million, which is based upon the number of passengers carried, an increase in bad debt expense of $1.9 million, an increase in property taxes of $1.7 million due to the increase in the number of aircraft operating at the end of calendar 2003 versus 2002, an increase in wages and other employee related expenses of $2.6 million due to increased headcount, and an increase of $0.6 million for rent expense due to the expansion of the corporate office.

     Depreciation and Amortization

     In the nine months ended June 30, 2004, depreciation and amortization expense increased $7.4 million or 65.5%, to $18.7 million (0.4 cents per ASM) from $11.3 million (0.4 cents per ASM) for the comparable quarter in the prior year. The increase is primarily due to the purchase of 11 regional jets as well as an increase in the number of aircraft on interim financing and an increase in rotable aircraft inventory at Mesa and Freedom.

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

     In the third quarter of fiscal 2004 the Company recognized an impairment charge of $1.1 million due to additional costs for two of the seven leased B1900D aircraft impaired in the second quarter of fiscal 2004.

     In the nine months ended June 30, 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer. The Company also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the aircraft lease obligations and aircraft related return costs incurred solely by CCAir and not guaranteed by the Company.

     Interest Expense

     Interest expense increased $10.2 million or 137.4%, to $17.6 million for the nine months ended June 30, 2004 from $7.4 million for the nine months ended June 30, 2003. The increase in interest expense is primarily comprised of $6.2 million in interest on the senior convertible notes and $3.9 million in interest on the permanently financed aircraft debt.

     Other Income (Expense)

     Other income (expense) increased $4.7 million from expense of $2.6 million for the nine months ended June 30, 2003 to income of $2.1 million for the nine months ended June 30, 2004. Other income for the nine months ended June 30, 2004 is primarily attributable to investment income of $1.7 million related to the Company’s portfolio of aviation related securities. In fiscal 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million. This expense was offset by the gain on involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 in January of 2003.

     Minority Interest

     Amounts included in minority interest reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in the fourth quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents, and marketable securities (including restricted cash and held-to-maturity securities) of $219.6 million at June 30, 2004, compared to $166.1 million at September 30, 2003. We improved our cash position by issuing convertible notes in February, raising $97.0 million in capital (after expenses). Uses of cash included capital expenditures of $47.9 million due to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets. The Company also purchased the assets of bankrupt Midway airlines for $9.2 million to further our regional jet expansion. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

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

     Also at June 30, 2004, we had $178.9 million in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease. Occasionally the Company will permanently finance aircraft with long-term debt, but it is our current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has seven aircraft on interim financing with the manufacturer. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

     As of June 30, 2004, we had receivables of approximately $37.3 million (net of an allowance for doubtful accounts of $5.1 million). The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House.

     During the first nine months of fiscal 2004, we had code-share agreements with America West, US Airways, United and Midwest Airlines. Approximately 99% of our consolidated passenger revenue for the quarter ended June 30, 2004 was derived from these agreements. Accounts receivable from our code-share partners was 62% of total gross accounts receivable at June 30, 2004.

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

     In June, the Company finalized an agreement with LogisTechs, Inc., an affiliate of GE Capital Aviation Services (GECAS) for the sale, management, and repair of its CRJ 200 aircraft rotable spare parts inventory. Under the agreement, LogisTechs will purchase approximately $25 million in existing and future spare parts inventory to support Mesa’s CRJ 200 fleet. The initial funding of the transaction occurred on August 4, 2004. As part of the transaction, the Company received $10.5 million in cash, a note receivable of $6 million and placed $4.5 million on deposit with LogisTechs. The final closing is expected to take place within 60 days. The Company has also agreed with LogisTechs to negotiate similar agreements for up to $43 million of spare parts for Mesa’s current and to be delivered fleet of Bombardier CRJ 700/900 and current fleet of Embraer 145.

     Since 1999, our Board of Directors authorized us to repurchase up to 6.4 million shares of our outstanding common stock. As of June 30, 2004, we had acquired and retired approximately 4.8 million shares (approximately 15%) of our outstanding common stock at an aggregate cost of approximately $27.3 million, leaving approximately 1.6 million shares available for repurchase under the existing Board authorizations. Purchases are made at management’s discretion based on market conditions and our financial resources.

     We have $10.8 million in restricted cash on deposit collateralizing various letters of credit outstanding as of June 30, 2004. The restricted cash on deposit is required due to the expiration of our line of credit with Fleet Capital on December 7, 2003. We have signed a letter of intent with a financial institution for a $9 million letter of credit facility, of which $4 million must be secured, and we expect to finalize the documentation in the fourth quarter. This facility will replace the expired facility with Fleet Capital.

     As of June 30, 2004, we had 23 aircraft remaining on order under our May 2001 aircraft purchase agreement with BRAD. In conjunction with this purchase agreement, we had $15.0 million remaining on deposit with BRAD, which was included with lease and equipment deposits at June 30, 2004. The remaining deposits will be returned on upon completion of permanent financing on each of the last five aircraft under firm order with Bombardier ($3.0 million per aircraft).

     As of June 30, 2004, we had permanently financed 30 of the 37 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

     We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At June 30, 2004, we leased 126 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.1 billion at June 30, 2004.

     As of August 4, 2004, we had cash and marketable securities in excess of $208.2 million, including restricted cash of $10.7 million. We believe that we will have adequate cash flow to meet our operating needs.

Commitments

     As of June 30, 2004, we had $575.3 million in long-term debt (including current maturities). This amount consisted primarily of $250.8 million in notes payable related to the acquisition of 11 regional jets, $100.1 million related to the issuance of the senior convertible notes at 6.25%, $100.0 million related to the issuance of senior convertible notes at 3.625%, $96.0 million in notes payable related to the Company’s fleet of Beechcraft 1900D turboprop aircraft, $23.4 million related to the two CRJ 200 aircraft acquired from Midway, $3.8 million related to the settlement of past contractual claims of an aircraft manufacturer, and $1.0 million related to a mortgage note payable on one of our real estate properties. As of June 30, 2004, we had $178.9 million in short-term notes payable to the manufacturer for interim financed aircraft.

The following table sets forth our cash obligations as of June 30, 2004.

In thousands:	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Senior convertible debt notes – 2.4829% (assuming no conversions)	$—	$—	$—	$—	$—	$100,112	$100,112
Senior convertible debt notes – 2.115% (assuming no conversions)	—	—	—	—	—	100,000	100,000
Notes payable related to B1900Ds	1,552	6,218	6,431	6,652	6,880	68,221	95,954
Notes payable related to CRJ-700s and 900s	3,097	12,802	13,344	13,909	14,475	193,168	250,795
Notes payable related to CRJ-200s	379	1,325	1,103	1,206	1,357	18,030	23,400
Note payable to manufacturer	393	786	786	1,791	—	—	3,756
Mortgage note payable	9	38	41	44	48	790	970
Other	33	59	52	17	18	87	266

Total long-term debt:	5,463	21,228	21,757	23,619	22,778	480,408	575,253

Short-term debt:
Notes payable to manufacturer – interim financing (1)	178,939	—	—	—	—	—	178,939

Total debt:	184,402	21,228	21,757	23,619	22,778	480,408	754,192

Payments under operating leases:
Cash aircraft rental payments (2)	49,056	184,590	184,591	179,641	166,018	1,281,975	2,045,871
Lease payments on equipment and operating facilities	246	891	844	680	703	3,156	6,520

Total lease payments	49,302	185,481	185,435	180,321	166,721	1,285,131	2,052,391

Future aircraft acquisition costs (3)	875,000	—	—	—	—	—	875,000

Total	$1,108,704	$206,709	$207,192	$203,940	$189,499	$1,765,539	$3,681,583

(1)	Represents the principal amount of notes payable to the manufacturer for interim financed aircraft. The Company expects to permanently finance these aircraft under operating leases in the following year; however, these aircraft may also be financed as debt.

(2)	Lease payments on aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-200, CRJ-700 and CRJ-900 aircraft in the future.

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

Revenue Recognition

     The America West, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

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

     The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments under the Essential Air Service Program is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes.

Allowance for Doubtful Accounts

     Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $5.1 million at June 30, 2004 and $4.7 million at September 30, 2003. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

     The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At June 30, 2004 and September 30, 2003, the Company accrued $2.4 million and $1.8 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets

     The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 30, 2004 and September 30, 2003, the Company had a valuation allowance for certain deferred tax assets not expected to be realized of $0.1 million. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. The Company believes it will generate sufficient taxable income in the future to realize these net operating loss carryforwards as the Company has had pretax income in fiscal 2003, 2002 and 2001 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized. If the ultimate realization of these deferred tax assets is significantly different than those that have been estimated, the valuation allowance for deferred tax assets could be materially overstated or understated.

AIRCRAFT

     The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2004:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	June 30, 2004	Capacity
Canadair 200 Regional Jet	2	49	51	51	50
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	13	9	22	22	90
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	—	35	35	19
Dash 8-200	—	16	16	16	37
Embraer EMB 120	—	6	6	—	30

Total	55	126	181	175

     ERJ Program

     As of June 30, 2004, the Company has taken delivery of all 36 ERJ-145 50-passenger regional jets contracted for under the June 1999 aircraft purchase agreement with Embraer. All aircraft have been permanently financed as operating leases.

     CRJ Program

     In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

     In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. The Company has accepted delivery of 15 CRJ-700s. We are the launch customer of the CRJ-900, and as of June 30, 2004, have taken delivery of 22 CRJ-900 aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 or CRJ-900 regional jets. In January 2004, the Company exercised options to acquire 20 CRJ-700 and CRJ-900 aircraft (exact mix to be determined at a later date) for delivery through 2005. In conjunction with the 2001 BRAD Agreement, Mesa has $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at June 30, 2004.

     In 2003 and 2004, the Company acquired 11 previously operated CRJ-100/200 aircraft in order to meet required deliveries under its code-share agreements. The aircraft are financed as operating leases. The Company continues to actively pursue previously operated 50-seat regional jet aircraft to meet its contractual delivery requirements. The Company plans to lease five additional previously operated CRJ-200 aircraft over the next quarter.

     Also in 2004, the Company acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.

     The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900	CRJ-
		Firm	Firm	700/900	ERJ-145	ERJ-145	Cumulative
	CRJ-100/200	Orders	Orders	Options	Firm Orders	Options	Total
Delivered:
At 6/30/2004	51	15	22	—	36	—	124
Scheduled deliveries:
Fiscal 2004	5	—	3	—	—	—	132
Fiscal 2005	7	—	14 *	—	—	—	153
Fiscal 2006	—	—	6	6	—	8	173
Fiscal 2007	—	—	—	24	—	10	207
Fiscal 2008	—	—	—	10	—	12	229
Fiscal 2009 and Beyond	—	—	—	20	—	15	264

Total	63	15	45	60	36	45

*	The Company has the right to convert a portion of these CRJ-900 aircraft to CRJ-700 aircraft at a later date.

     Beechcraft 1900D

     As of June 30, 2004, we owned 35 Beechcraft 1900D aircraft. Effective March 31, 2004, the Company parked seven leased B1900 aircraft and has negotiated the terms of the early return with all of the aircraft lessors.

     Dash-8

     As of June 30, 2004, we operated 16 leased Dash-8 aircraft.

     Aircraft Financing Relationships with the Manufacturer

     It is customary business practice to enter into interim financing with the manufacturer. Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Occasionally the Company will permanently finance aircraft with long-term debt, but it is our current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has seven aircraft on interim financing with the manufacturer. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

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

     We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue guarantee code-share agreements with America West, United Airlines, and US Airways. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. Although no notice has been given to date that any party intends to cancel these contracts, there can be no assurance that they will not serve notice at a later date of their intention to cancel, forcing us to stop selling those routes with the applicable partner’s code and potentially reducing our traffic and revenue. In addition, our code-share agreement with America West allows America West, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in January 2007. In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. America West has used this provision to reduce the number of aircraft covered by the code-share agreement and there can be no assurance that, commencing in January 2007, they will not continue to further reduce the number of covered aircraft.

     In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. In fiscal year 2004 to date, our America West code-share agreement accounted for 37% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 43% of our consolidated passenger revenues and our United code-share agreement accounted for 18% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

     We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 43% of our consolidated passenger revenue in for the first nine months of fiscal 2004, had its corporate credit rating reduced to ‘CCC+’ from ‘B-’ by Standard & Poor’s on May 5, 2004. The financial performance of US Airways and United could directly affect their ability to perform under our code-share agreements with them. If any of our code-share partners, including US Airways, becomes bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

     We depend on major airlines like America West, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by America West, United Airlines, or US Airways to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa Airlines, US Airways and United Airlines have similar code-share agreements with other competing regional airlines. Mesa Airlines is currently America West’s only code-share partner.

If we experience a lack of labor availability or strikes, it could result in a decrease of revenues due to the cancellation of flights.

     The operation of our business is significantly dependent on the availability of qualified employees, including, specifically, flight crews, mechanics and avionics specialists. Historically, regional airlines have experienced high pilot turnover from time to time as a result of air carriers operating larger aircraft hiring their commercial pilots. Further, the addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the required extensive training periods. There can be no assurance that we will be able to maintain an adequate supply of qualified personnel or that labor expenses will not increase.

     At June 30, 2004, we had approximately 4,500 employees, a significant number of whom are members of labor unions, including the Air Line Pilots Association and the Association of Flight Attendants. Our collective bargaining agreement with the Air Line Pilots Association expires in August 2007 and our collective bargaining agreement with the Association of Flight Attendants expires in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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

     The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 91% of our fuel costs for fiscal 2004 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

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

     We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of June 30, 2004 the average age of our regional jet fleet is 2.85 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.

     The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the fiscal 2004, our debt service payments totaled $28.8 million and our lease payments totaled $128.5 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.1 billion at June 30, 2004. As of June 30, 2004, our growth strategy involves the acquisition of eight more Bombardier regional jets during fiscal 2004. As of June 30, 2004, we had permanently financed 30 of the 37 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

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

     As of June 30, 2004, we are obligated under our code-share agreements to place an additional 27 regional jets in service over the next 12 months. We currently have firm orders with Bombardier for an additional 23 regional jets. We also have options to acquire an additional 60 regional jets that are exercisable through 2008.

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

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report but also concluded that there are certain weaknesses in our expendable and rotable parts area that could be improved upon. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections. The agreement with LogisTechs also required us to implement certain procedures directed towards monitoring the locations of our rotable inventory. Additionally, in April 2004, the Company determined that certain interim financing arrangements were not properly accounted for. As a result of this determination, we implemented procedures to review contract documentation to ensure that provisions of our contractual obligations are appropriately reflected in our consolidated financial statements. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, the internal control over financial reporting, except as noted above.

* * *

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

(E)	On December 23, 1999, the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001 and October 24, 2002 the Board of Directors amended the original plan and authorized the repurchase of one million and two million additional shares of common stock, respectively. As of June 30, 2004, the Company has acquired and retired 4.8 million shares of our outstanding common stock at an aggregate cost of approximately

$27.3 million, leaving 1.6 million shares available for repurchase under the existing Board authorizations, which is open ended. The Company repurchased the following shares during the three months ended June 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan
April 2004	—	—	—	—
May 2004	193,778	$6.74	193,778	1,616,334
June 2004	—	$—	—	—

Total	193,778	$6.74	193,778	1,616,334

Item 3. Defaults upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to vote for Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits:

10.1(1)	Amended and Restated United Express Agreement between United Airlines, Inc. and Mesa Air Group, Inc.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.

(B)	Reports on Form 8-K

(1)	On July 28, 2004, Mesa Air Group, Inc. issued a press release related to its financial results for the third quarter ended June 30, 2004 and conducted a publicly-available conference call discussing those results.

(2)	On April 30, 2004, Mesa Air Group, Inc. issued a press release relating to its financial results for the second quarter ended March 31, 2004 and describing a restatement of certain financial information.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO

Dated: August 11, 2004

Index to Exhibits

Exhibits:

10.1(1)	Amended and Restated United Express Agreement between United Airlines, Inc. and Mesa Air Group, Inc.

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	The Company has sought confidential treatment of portions of the referenced exhibit.