Form 10-K
period 2004-09-30
MESA AIR GROUP INC
filed 2004-12-14
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2004: Common Stock, no par value: $226.0 million.

      On December 1, 2004, the Registrant had outstanding 30,794,571 shares of Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the 2004 annual meeting of stockholders

MESA AIR GROUP, INC.

2004 FORM 10-K REPORT

PART I

Forward-Looking Statements

      This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines and/or US Airways to successfully restructure and emerge from bankruptcy; the ability of US Airways to reject our code-share agreements in bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Item 1.	Business

General

      Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. The Company serves 181 cities in 43 states, the District of Columbia, Canada, Mexico and the Bahamas. At September 30, 2004, the Company operated a fleet of 180 aircraft and had approximately 1,000 daily departures.

      Approximately 99% of our consolidated passenger revenues for the fiscal year ended September 30, 2004 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Midwest Airlines, Inc. (“Midwest Airlines”), United Airlines, Inc. (“United Airlines” or “United”) and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partners’ flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. The remaining passenger revenues are derived from our independent operations.

      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

      Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation, operates regional jet and turboprop aircraft as America West Express under a code-share agreement with America West, primarily at America West’s operations hubs located in Phoenix and Las Vegas; as US Airways Express under a code-share agreement with US Airways, primarily at US Airways’ hubs on the East Coast; as United Express under a code-share agreement with United Airlines, at various United hubs across the country.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, operates Beechcraft 1900D 19-seat turboprop aircraft as US Airways Express under separate code-share agreements with US Airways at certain US Airways’ hubs on the East Coast as well as Kansas City. Air Midwest’s flights in Kansas City code-share with both Midwest Airlines and US Airways. Air Midwest operates as America West Express in Phoenix. Air Midwest also operates as Mesa Airlines in Albuquerque, New Mexico and in select Essential Air Service (“EAS”) markets. The Albuquerque flights and certain EAS markets are “Independent Operations” and are not subject to a code- sharing agreement with a major carrier.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, operated CRJ-900 regional jets during the past fiscal year pursuant to the Company’s code-share agreement with America West. As of November 2004, all of the CRJ aircraft previously operated by Freedom have been transitioned to Mesa Airlines. Freedom is currently pursuing certification to operate Beechcraft 1900D aircraft.

      Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Corporate Structure

      Mesa is a Nevada corporation with its principal executive office in Phoenix, Arizona.

      In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD, operates training programs for student pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., a California corporation, performs aircraft component repair and overhaul services with locations in Reading, Pennsylvania and Phoenix, Arizona. In October 2004, RAS announced plans to expand operations to include certain other aviation related services offered to Mesa subsidiaries as well as other airlines and related aviation entities.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew in training accommodations.

•	Mesa Air Group — Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company, was established to purchase, distribute and manage Mesa’s inventory of spare rotable and expendable parts.

Aircraft in Operation

      The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type as of September 30, 2004:

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200)	(CRJ-700)	(CRJ-900)	(ERJ-145)	1900D	Dash 8-200	Total

US Airways Express	21	—	—	36	22	—	79
America West Express	18	—	24	—	4	6	52
United Express	15	15	—	—	—	10	40
Mesa Airlines	—	—	—	—	9	—	9

Total	54	15	24	36	35	16	180

Code-Share Agreements

      Our airline subsidiaries have agreements with America West, US Airways, United Airlines and Midwest Airlines to use those carriers’ designation codes (commonly referred to as a “code-share agreements”). These code-share agreements allow use of the code-share partner’s flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner’s and provide coordinated schedules and joint advertising. Our passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of our code-share partners, and credits in those programs can be used on flights operated by the Company.

      The financial arrangement with our code-share partners involves either a revenue-guarantee or pro-rate arrangement. The America West (regional jet and Dash-8), United (regional jet and Dash-8), and US Airways (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways, Midwest Airlines and America West Beechcraft 1900D turboprop code-share agreements are pro-rate agreements, for which the Company receives an allocated portion of each passenger’s fare and pays all of the costs of transporting the passenger.

      The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the years ended September 30, 2004 and 2003:

	Fiscal 2004				Fiscal 2003

			Passenger				Passenger
	ASM’s		Revenue		ASM’s		Revenue

	In thousands
America West (Revenue-Guarantee)	2,983,969	42%	$323,889	37%	2,012,185	45%	$252,181	44%
US Airways (Revenue-Guarantee)	2,471,476	35%	304,290	35%	1,778,365	40%	218,457	38%
Frontier (Revenue-Guarantee)	55,949	1%	7,440	1%	154,544	3%	19,199	3%
United (Revenue-Guarantee)	1,269,454	18%	171,493	20%	20,487	1%	6,101	1%
America West (Pro-rate)	21,372	—	4,558	1%	5,790	—	1,017	—
US Airways (Pro-rate)	211,195	3%	47,177	5%	295,726	7%	63,205	11%
Frontier (Pro-rate)	—	—	—	—	91,746	2%	8,129	1%
Mesa Airlines	94,269	1%	9,568	1%	94,864	2%	9,293	2%

Total	7,107,684		$868,415		4,453,707		$577,582

America West Code-Sharing Agreement

Revenue-Guarantee

      As of September 30, 2004, we operated 24 CRJ-900, 18 CRJ-200, and six Dash-8 aircraft for America West under a revenue-guarantee code-share agreement. The code-share agreement provides for the Company to increase its aircraft fleet up to 38 CRJ-900s. In addition, America West has an option to increase its CRJ-900 fleet size to 58 aircraft. In exchange for providing flights and all other services under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes, all as defined in the agreement. In addition, America West also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at America West hubs and cities where both carriers operate. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, America West has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in January 2007. In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless America West elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

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

Pro-Rate

      Pursuant to a turboprop code-share agreement with America West, we operated four Beechcraft 1900D turboprop aircraft in the Phoenix hub under a pro-rate revenue-sharing arrangement as of September 30, 2004. We control scheduling, inventory and pricing. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all costs of transporting the passenger. The pro-rate agreement terminates on March 31, 2012 unless America West elects to extend the contract for successive one-year periods. The pro-rate agreement could also be terminated prior to the termination under similar circumstances as the revenue-guarantee agreement.

US Airways Code-Sharing Agreements

Revenue-Guarantee

      As of September 30, 2004, we operated 57 50-seat regional jets for US Airways under a code-sharing agreement. Under the jet code-share agreement, we provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel and oil cost, catering cost and landing fees. We also receive a fixed profit margin based upon certain costs reimbursements under the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as, airport-related facilities and gates at US Airways hubs and cities. Twenty-seven of the fifty-seven jets must be in compliance with the “jets-for-jobs’ provisions in the US Airways pilot contract. “Jets-for-jobs’ is an agreement between Mesa, US Airways and their respective pilot unions in which furloughed US Airways pilots receive an agreed upon number of captain and first officer positions on certain aircraft added to the agreement. The code-share agreement for (i) the initial 32 ERJ-145s terminates on December 31, 2008, unless US Airways elects to exercise its option to extend the term for three years upon 12 months notice; and (ii) the additional 24 jets terminates in January 2013, unless US Airways elects to exercise its option to extend the term for two years upon 12 months notice. On November 19, 2003, the Company signed a Seventh Amendment to the US Airways code-share agreement in which the number of additional aircraft was increased from 24 jets to 27 jets. One of these aircraft was placed in service in the second quarter of fiscal 2004 and the remaining two were placed into revenue service in November 2004. Further, in January 2004, the Company signed an Eighth Amendment to the US Airways code-share agreement in which the additional aircraft was increased from 27 to 35 (for a total of 67). None of these additional aircraft have yet been placed in service at US Airways and the timing of such is subject to discussions between the Company and US Airways. However, US Airways has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to terminate this agreement at any time prior to its emergence from bankruptcy.

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

Pro-Rate

      Pursuant to a turboprop code-sharing agreement with US Airways, we operated 22 Beechcraft 1900D turboprop aircraft under a pro-rate revenue-sharing arrangement as of September 30, 2004. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all the costs of transporting the passenger. Additionally, we are required to pay certain franchise, marketing and reservation fees to US Airways.

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

      The turboprop code-share agreement terminates in October 2006, provided, however, most of the turboprop flying hub markets can be terminated by US Airways for any reason upon 180 days prior advance written notice.

United Code-Sharing Agreement

      As of September 30, 2004, we operated 15 CRJ-200, 15 CRJ-700 and 10 Dash-8 aircraft for United under a code-sharing arrangement. The code-share agreement provides for the Company to increase its fleet to 30 70-seat regional aircraft (15 of which would be replacements for 15 CRJ-200s). In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by Mesa in performing the flight services are “pass-through” costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel cost, oil cost, catering cost and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013 unless terminated by United Airlines by giving notice six months prior to the fifth anniversary, (ii) the 15 50-seat CRJ-200s terminates in July 2008, which can be accelerated up to two years at Mesa’s discretion, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 31, 2011 and December 31, 2013. The code-share agreement is subject to termination prior to these dates in various circumstances including:

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

Fleet Plans and Aircraft Manufacturer Relationships

Interim Financing of Aircraft

      Upon delivery of an aircraft from the manufacturer it is our customary business practice to enter into an interim financing arrangement with the manufacturer until such time as permanent financing as an operating lease or debt can be arranged. The interim financing period can be for up to six months after delivery of the aircraft. This practice allows us to take delivery of aircraft quicker while arranging permanent financing or structuring a sale of the aircraft through a sale-leaseback transaction with an independent third party.

      At September 30, 2004, we had $231.0 million in notes payable to an aircraft manufacturer for aircraft on interim financing. We had nine aircraft on interim financing with the manufacturer at September 30, 2004. These interim financing agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to year end, we placed five of these aircraft on permanent financing as debt with a bank.

ERJ Program

      In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000 as US Airways Express. As of September 30, 2004, we have taken delivery of all 36 ERJ-145s, which have been financed as operating leases with initial terms of 16.5 to 18 years. We also have options for 45 additional aircraft. In November 2004, our contract with Embraer was amended to extend the option exercise date to May 2005 for deliveries beginning in November 2006.

CRJ Program

      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. We have accepted delivery of 15 CRJ-700s under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of September 30, 2004, have taken delivery of 24 CRJ-900 aircraft. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, we had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2004.

      In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.

      The following table summarizes our jet fleet status and fleet expansion plans currently under contract with aircraft manufacturers for the periods indicated:

		CRJ-700	CRJ-900			ERJ-145
	CRJ-	Firm	Firm	CRJ-700	CRJ-900	Firm	ERJ-145	Cumulative
	200/100	Orders	Orders	Options	Options	Orders	Options	Total

Delivered:
At 9/30/2004	54	15	24	—	—	36	—	129
Scheduled deliveries:
Fiscal 2005	—	—	14	—	7	—	—	150
Fiscal 2006	—	—	7 *	5	—	—	2	164
Fiscal 2007	—	—	—	8	—	—	12	184
Fiscal 2008	—	—	—	—	—	—	12	196
Fiscal 2009	—	—	—	—	—	—	12	208
Fiscal 2010 and Beyond	—	—	—	20	20	—	7	255

Total	54	15	45	33	27	36	45

*	These aircraft can be converted to CRJ-700s at our option upon sufficient notice to Bombardier.

Beechcraft 1900D

      As of September 30, 2004, we owned 35 Beechcraft 1900D aircraft. Subsequent to September 30, 2004, we executed an agreement to lease four of these aircraft to Gulfstream International Airlines, Inc. for a five-year term.

Dash-8

      As of September 30, 2004, we operated 16 leased Dash-8 aircraft.

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

      The Company’s market selection process for its B1900 turboprop operations, outside the Essential Air Service program flights, follows an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways or America West, as the case may be, regarding the level of service and fares. We believe that this selection process enhances the likelihood of profitability in a given market.

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

Competition

      The airline industry is highly competitive and volatile. Airlines compete in the areas of pricing, scheduling (frequency and timing of flights), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer plans, and the automation of travel agent reservation systems. Further, because of the Airline Deregulation Act, airlines are currently free to set prices and establish new routes without the necessity of seeking governmental approval. At the same time, deregulation has allowed airlines to abandon unprofitable routes where the affected communities may be left without air service.

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

Fuel

      Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our revenue-guarantee code-share agreements with

America West, United and US Airways (regional jet) allow fuel used in the performance of the agreements to be billed to the code-share partner, thereby reducing our exposure to fuel price fluctuations. In fiscal 2004, approximately 92% of the Company’s fuel purchases was associated with its America West, United and US Airways (regional jet) code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, may have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

      As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage, while at the same time, significantly increasing the premiums for this coverage as well as for aviation insurance in general. Given the significant increase in insurance costs, the federal government is currently providing insurance assistance under the Air Transportation Safety and System Stabilization Act. In addition, the federal government has issued war-risk coverage to U.S. air carriers that is generally renewable for 60-day periods. However, the availability of aviation insurance is not guaranteed and our inability to obtain such coverage at affordable rates may result in the grounding of our aircraft. Insurance costs are reimbursed under the terms of our code-share agreement with America West, United Airlines and our regional jet service agreement with US Airways.

Employees

      As of September 30, 2004, we employed approximately 5,000 employees. Approximately 2,700 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. Historically, we have had no difficulty attracting qualified personnel to meet our requirements.

      Mesa Airline’s flight attendants are represented by the Association of Flight Attendants (“AFA”). Mesa Airline’s contract with the AFA becomes amendable in June 2006. Our pilots are represented by the Air Line Pilot Association (“ALPA”). Our contract with ALPA becomes amendable in September 2007.

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

Essential Air Service Program

      The Essential Air Service (“EAS”) program administered by the United States Department of Transportation (“DOT”) guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT subsidizes air service to communities that might not otherwise have air service. At September 30, 2004, we provided service to 30 such cities for an annualized subsidy of approximately $21.3 million. EAS rates are normally set for two-year contract periods for each city. There is no guarantee that we will continue to receive subsidies for the cities we serve. The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant and comments from the communities served. If the funding under this program is terminated for any of the cities served by the Company, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.

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

Risk Factors

      The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

     Risks Related to Our Business

The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operations and prospects.

      The terrorist attacks of September 11, 2001 were highly publicized. The impacts that these events will continue to have on the airline industry in general, and on us in particular, is not known at this time, but is expected to include a substantial impact on our operations due to:

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

      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2004, our America West code-share agreement accounted for 38% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 40% of our consolidated passenger revenues and our United code-share agreement accounted for 20% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 40% of our consolidated passenger revenue for the fiscal year ended September 30, 2004, has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The financial performance of US Airways and United could directly affect their ability to perform under our code-share agreements with them. Additionally, US Airways has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to terminate this agreement. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

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

      At September 30, 2004, we had approximately 5,000 employees, a significant number of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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

      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 92% of our fuel costs for the fiscal year ended September 30, 2004 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

lf additional security and safety measures regulations are adopted, we may incur increased operating costs and experience a decrease in earnings.

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

      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of September 30, 2004 the average age of our regional jet fleet is 4.0 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.

      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the year ended September 30, 2004, our debt service payments totaled $41.0 million and our lease payments totaled $179.4 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.0 billion at September 30, 2004. As of September 30, 2004, our growth strategy involves the acquisition of 14 more Bombardier regional jets during fiscal 2005. As of September 30, 2004, we had permanently financed 30 of the 39 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

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

      As of September 30, 2004, we are obligated under our code-share agreements to place an additional 14 CRJ 900 regional jets over the next 12 months. As of September 30, 2004, we have firm orders with Bombardier for an additional 21 regional jets. We also have options to acquire an additional 20 regional jets that are exercisable through 2007 and 40 regional jets that are exercisable in 2010 and beyond.

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

If we incur problems with any of our third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

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

      Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne wind shear avoidance systems, noise abatement, commuter aircraft safety and increased inspection and maintenance procedures to be conducted on older aircraft.

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

      In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could interfere with our obligations under our code-share agreements and severely interrupt our business operations.

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

      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline following this Form 10-K, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our common stock following this Form 10-K;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Item 2.	Properties

      Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2004.

	Number of Aircraft

		Interim			Operating on	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	Sept. 30, 2004	Capacity

CRJ-200/100 Regional Jet	2	—	52	54	54	50
CRJ-700 Regional Jet	5	—	10	15	15	64
CRJ-900 Regional Jet	6	9	9	24	24	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	35	—	—	35	35	19
Dash 8-200	—	—	16	16	16	37
Embraer EMB-120	—	—	6	6	—	30

Total	48	9	129	186	180

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

      In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

			Approximate
Type	Location	Ownership	Square Feet

Headquarters	Phoenix, AZ	Leased	27,000
Training/ Administration	Phoenix, AZ	Leased	27,000
Hangar/ Office	Phoenix, AZ	Leased	22,000
Engine Shop & Commissary	Phoenix, AZ	Leased	25,000
RAS Office/ Component Overhaul Facility	Phoenix, AZ	Leased	19,000
Customer Service Training/ Storage	Phoenix, AZ	Leased	10,000
Office (East Coast)	Charlotte, NC	Leased	5,500
Hangar	Charlotte, NC	Leased	30,000
Hangar	Columbia, SC	(1)	20,000
Hangar	Grand Junction, CO	(1)	25,000
Hangar/ Office	Wichita, KS	(1)	20,000
Training/ Administration	Farmington, NM	(1)	10,000
Hangar	Farmington, NM	(1)	24,000
Hangar/ Office	Dubois, PA	(1)	23,000
Hangar	Little Rock, AR	Leased	10,000
Hangar	Philadelphia, PA	Leased	10,000
Hangar	Reading, PA	(1)	30,000
Hangar (RAS)	Reading, PA	(1)	32,000

(1)	Building is owned, underlying land is leased.

      We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. America West, US Airways and United also provide facilities, ticket handling and ground support services for the Company at certain airports.

      Our corporate headquarters and Training/ Administrative facilities in Phoenix, Arizona are subject to long-term leases expiring on August 31, 2012 and November 1, 2012, respectively.

      We believe our facilities are suitable and adequate for our current and anticipated needs.

Item 3.	Legal Proceedings

      We are involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	47	Chief Executive Officer
Michael J. Lotz	44	President and Chief Operating Officer
George Murnane III	46	Executive Vice President and Chief Financial Officer
Michael Ferverda	60	Senior Vice President — West Coast Operations
Brian S. Gillman	35	Vice President, General Counsel and Secretary
F. Carter Leake	42	Senior Vice President — East Coast Operations
Edward J. Wegel	46	Senior Vice President — Corporate Planning

      Jonathan G. Ornstein was appointed President and Chief Executive Officer of Mesa Air Group, Inc. effective May 1, 1998. Mr. Ornstein relinquished his position as President of the Company in June 2000. From April 1996 to his joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./ N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, Inc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company’s WestAir Holding, Inc. subsidiary.

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

      George Murnane III, Executive Vice President and Chief Financial Officer, was appointed Executive Vice President of the Company effective December 2001 and Chief Financial Officer in January 2003. Mr. Murnane served as a director of the Company from June 1999 until October 2003. Mr. Murnane has served as the President of Barlow Management, Inc. from 1998 until October 2003. From 1996 to December 2001, Mr. Murnane was a Director and Executive Vice President of International Airline Support Group, Inc., a redistributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines, most recently as its Chief Operating Officer. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. From 1986 to 1996, he was an investment banker with the New York investment banking firm of Merrill Lynch & Co., most recently as a Director in the firm’s Transportation Group.

      Michael Ferverda, Senior Vice President — West Coast Operations joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — West Coast Operations in February 2003. Prior to the appointments, Mr. Ferverda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/ Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

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

      F. Carter Leake, Senior Vice President — East Coast Operations, joined the Company in 2001. Mr. Leake served as Executive Vice-President of CCAir, Inc., a former wholly-owned subsidiary of the Company in January 2001 and was promoted to President of CCAir in October 2001. In February 2003, Mr. Leake was appointed to Senior Vice President — East Coast Operations. Prior to joining the Company, Mr. Leake served as a Director of Sales for Bombardier Regional Aircraft from November 1996 to January 2001. Previously, Mr. Leake was an analyst with SH&E, an aviation consulting firm in New York, and a US Air Force military pilot.

      Edward J. Wegel, Senior Vice President, Corporate Planning, joined the Company in February 2004. From 1999 to February 2004, he was a consultant to the airline industry. From 1997 to 1999, he served as the President and Chief Executive Officer of Chautauqua Airlines, a US Airways Express carrier. From 1994 to 1996, he served as President and Chief Operating Officer of BWIA, the national airline of Trinidad. Mr. Wegel participated as a co-founder in the start-up of Atlantic Coast Airlines, served on the Atlantic Coast Board of Directors from 1991 to 1996 and also as Senior Vice President — Corporate Finance from 1991 to 1995. From 1987 to 1991, Mr. Wegel worked at Shearson Lehman Brothers where he specialized in aircraft finance. Prior to joining Shearson Lehman, he worked on the finance, operations and marketing staff of Eastern Airlines. Mr. Wegel graduated from the US Military Academy at West Point with a Bachelor of Science in Engineering and from the University of Northern Colorado with an MBA in Finance.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price of Common Stock

      The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ National Market System under the symbol “MESA.”

	Fiscal 2004		Fiscal 2003

Quarter	High	Low	High	Low

First	$13.85	$10.17	$7.09	$2.71
Second	12.45	7.48	4.97	3.00
Third	9.01	6.56	7.96	4.50
Fourth	8.12	5.10	13.20	8.42

      On December 1, 2004, we had approximately 1,137 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

      On February 7, 2002, in connection with an agreement entered into with Raytheon Aircraft Company (“Raytheon”), we granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of issuance. Absent a default by us under the agreement with Raytheon in which case vesting is accelerated, the shares underlying the warrant vest (and are therefore purchasable by Raytheon) according to the following schedule: 13,401 shares in fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2004, Raytheon has exercised its option to purchase the 2001, 2002 and 2003 components of the warrant, but has not yet exercised its option to purchase the 2004 component of the warrant. In addition, Raytheon has not exercised any component of the warrant. The sale of the warrant and the shares underlying the warrant were made pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      In June 2003, the Company completed the private placement of senior convertible notes due 2023, raising approximately $97.1 million net proceeds. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. These notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

      In February 2004, the Company completed the private placement of senior convertible notes due 2024, raising approximately $97.0 million net proceeds. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $171.4 million. These notes are convertible into shares of the

Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.4 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.

      The following table sets forth information required regarding repurchases of common stock that we made during the three moths ended September 30, 2004:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number
	Total Number	Average Price	Part of Publicly	of Shares that May
	of Shares	Paid per	Announced Plan	Yet Be Purchased
Period	Purchased	Share	(1)	Under the Plan

July 2004	372,880	$6.65	5,156,546	1,243,454
August 2004	583,214	$6.35	5,739,760	660,240
September 2004	553,684	$5.56	6,293,444	106,556

Total	1,509,778

(1)	Under resolutions adopted and publicly announced in December, 1999, January 2001 and October 2002, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of 6.4 million shares of our common stock.

Item 6.	Selected Financial Data

Selected Financial Data and Operating Statistics

      The selected financial data as of and for each of the five years ended September 30, 2004, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Consolidated Statement of Operations Data:
Operating revenues	$896,812	$599,990	$496,783	$523,378	$471,612
Operating expenses	$829,454	$544,711	$503,343	$593,291	$429,888
Operating income (loss)	$67,358	$55,279	$(6,560)	$(69,913)	$41,724
Interest expense	$25,063	$12,664	$7,983	$14,419	$15,721
Income (loss) before income taxes	$45,181	$41,020	$(16,405)	$(71,596)	$27,683
Net income (loss)	$26,282	$25,305	$(11,268)	$(48,225)	$58,636
Net income (loss) per share:
Basic	$0.83	$0.80	$(0.34)	$(1.50)	$1.77
Diluted	$0.70	$0.76	$(0.34)	$(1.50)	$1.77
Consolidated Balance Sheet Data:
Working capital (deficit)	$13,563	$(57,380)	$27,483	$6,399	$63,953
Total assets	$1,121,537	$716,936	$399,161	$496,616	$386,707
Long-term debt, excluding current Portion	$550,613	$199,023	$110,210	$118,492	$136,127
Stockholders’ equity	$128,904	$111,973	$86,758	$102,742	$144,339
Consolidated Operating Statistics:
Passengers carried	10,239,915	6,444,459	5,118,839	4,789,180	4,457,989
Revenue passenger miles (000)	5,035,165	2,814,480	1,986,164	1,796,058	1,561,197
Available seat miles (“ASM”) (000)	7,107,684	4,453,707	3,459,427	3,289,216	2,951,116
Block hours	513,881	393,335	352,323	383,310	395,446
Average passenger journey in miles	492	436	388	375	350
Average stage length in miles	390	337	298	268	250
Load factor	70.8%	63.2%	57.4%	54.6%	52.9%
Break-even passenger load factor	53.6%	46.3%	60.1%	63.8%	48.5%
Revenue per ASM in cents	12.6	13.4	14.4	15.9	16.0
Operating cost per ASM in cents	11.7	12.3	14.6	18.0	14.6
Average yield per revenue passenger mile in cents	17.8	21.3	25.0	28.8	30.2
Average fare	$84.81	$89.44	$93.93	$106.18	$103.45
Aircraft in service	180	150	124	118	133
Cities served	181	163	147	153	120
Number of employees	5,000	3,600	3,100	2,820	3,480

(1)	Net income in fiscal 2004 includes the net effect of impairment and restructuring charges of $11.9 million (pretax).

(2)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(3)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

(4)	Net loss in fiscal 2001 includes the effect of impairment and restructuring charges of $80.9 million (pretax).

(5)	Net earnings in fiscal 2000 include the cumulative effect of the accounting change from the accrual method to the direct expense method for maintenance costs of $18.1 million (pretax) and the benefit of reversing a valuation allowance for deferred tax assets of $21.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

General

      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independent regional airline serving 181 cities in 43 states, the District of Columbia, the Bahamas and Mexico. At September 30, 2004, Mesa operated a fleet of 180 aircraft and had approximately 1,000 daily departures.

      Mesa’s airline operations during fiscal year 2004 were primarily conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue-sharing agreement with America West Airlines, Inc., as US Airways Express under a code-sharing agreement with US Airways, Inc. and as United Express under a code-sharing agreement with United. Air Midwest, a wholly owned subsidiary of Mesa, operates under a code-sharing agreement with US Airways and flies as US Airways Express and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest flights flown as Mesa Airlines in Phoenix operate under a code-sharing agreement with America West. Air Midwest also has a code-sharing agreement with Midwest Airlines in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, a wholly owned subsidiary of Mesa Air Group began operating as America West Express pursuant to the code-share and revenue-sharing agreement with America West in October 2002. As of November 2004, all of the CRJ aircraft previously operated by Freedom have been transitioned to Mesa Airlines. Freedom is currently pursuing certification to operate Beechcraft 1900D aircraft.

Fleet

      In fiscal 2004, the Company continued its regional jet fleet growth by growing from 96 regional jets at September 30, 2003 to 129 regional jets at September 30, 2004. The Company also continues to reduce it fleet of B1900 aircraft from 42 at September 30, 2003 to 35 at September 30, 2004.

      Aircraft in Operation at September 30,

Type of Aircraft	2004	2003	2002

CRJ-200/100 Regional Jet	54	43	34
CRJ-700 Regional Jet	15	15	2
CRJ-900 Regional Jet	24	6	—
Embraer 145 Regional Jet	36	32	32
Beechcraft 1900D	35	42	46
Dash 8-200	16	12	18

Total	180	150	124

Code-Share Agreements

      On September 12, 2004, US Airways, which represented approximately 40% of the Company’s fiscal 2004 passenger revenue, filed a petition for Chapter 11 bankruptcy protection. Unpaid amounts related to pre-petition obligations, net of any amounts owed by the Company to US Airways, were less than $3 million and the Company believes it is adequately reserved. The Company has been paid for all amounts due post petition in accordance with contractual terms and continues to operate its normal flight schedule. In addition, the Company has developed a number of contingency plans to address potential outcomes of US Airways’ bankruptcy.

Summary of Financial Results

      Mesa Air Group recorded consolidated net income of $26.3 million in fiscal 2004, representing diluted earnings per share of $0.70. This compares to consolidated net income of $25.3 million or $0.76 per share in fiscal 2003 and a consolidated net loss of $11.3 million in fiscal 2002.

      The fiscal 2004 results included $12.4 million in costs to terminate the leases of seven Beechcraft 1900D aircraft, one-time compensation payments of $3.4 million, merger costs of $3.4 million related to our failed attempt to merge with Atlantic Coast Airlines, the reversal of certain restructuring liabilities of $0.5 million and investment income of $0.6 million.

      The fiscal 2003 results included the reversal of $12.0 million in restructuring liabilities related to the closure of CCAir, $1.1 million in costs of returning Beechcraft 1900D aircraft to the manufacturer, a $4.1 million settlement with the DOT related to payments made to the Company under the Air Transportation Safety and System Stabilization Act, $1.0 million in TSA funds collected on the Company’s behalf by other airlines, a gain on the involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 and an investment loss of $0.7 million.

      The fiscal 2002 results included an impairment and restructuring charge of $26.7 million primarily comprised of costs related to the shut down of CCAir.

Results of Operations

      The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,

	2004	2003	2002

Passengers	10,239,915	6,444,459	5,118,839
Available seat miles (“ASM”)(000s)	7,107,684	4,453,707	3,459,427
Revenue passenger miles (000s)	5,035,165	2,814,480	1,986,164
Load factor	70.8%	63.2%	57.4%
Yield per revenue passenger mile (cents)	17.8	21.3	25.0
Revenue per ASM (cents)	12.6	13.4	14.4
Operating cost per ASM (cents)	11.7	12.3	14.6
Average stage length (miles)	390	337	298
Number of operating aircraft in fleet	180	150	124
Gallons of fuel consumed	170,867,222	115,640,808	90,969,241
Block hours flown	513,881	393,335	352,323
Departures	353,083	296,921	285,680

Operating Expense Data

Years Ended

September 30, 2004, 2003 and 2002

	2004			2003			2002

			Cost			Cost			Cost
		Percent	Per		Percent	Per		Percent	Per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	$297,521	33.2%	4.2	$212,080	35.3%	4.8	$178,158	35.9%	5.1
Fuel	194,510	21.7%	2.7	113,370	18.9%	2.5	78,200	15.7%	2.3
Maintenance	163,463	18.2%	2.3	118,517	19.8%	2.6	103,300	20.8%	3.0
Aircraft & traffic servicing	66,223	7.4%	0.9	50,053	8.3%	1.1	46,057	9.3%	1.3
Promotion & sales	5,806	0.6%	0.1	7,966	1.3%	0.2	12,663	2.5%	0.4
General & Administrative	62,035	6.9%	0.9	37,982	6.3%	0.9	44,140	8.9%	1.3
Depreciation & amortization	28,001	3.2%	0.4	15,700	2.6%	0.4	14,150	2.8%	0.4
Impairment and restructuring charge	11,895	1.3%	0.2	(10,957)	(1.7)%	(0.3)	26,675	5.4%	0.8

Total operating expenses	829,454	92.5%	11.7	544,711	90.8%	12.2	503,343	101.3%	14.5
Interest expense	25,063	2.8%	0.4	12,664	2.1%	0.3	7,983	1.6%	0.2
Other income (expense)	1,723	0.0%	0.0	(2,758)	(0.5)%	(0.1)	(3,404)	(0.7)%	(0.1)

      Note:     Numbers in the table above may not be recalculated due to rounding

Year Ended	Mesa/	Air
September 30, 2004 (000’s)	Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Total operating expenses	725,975	91,349	313,243	(301,113)	829,454

Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358

Year Ended	Mesa/	Air
September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Total operating expenses	462,018	95,533	(10,556)	131,922	(134,206)	544,711

Operating income (loss)	45,537	(9,391)	11,810	44,034	(36,711)	55,279

Year Ended	Mesa/	Air
September 30, 2002 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Total operating expenses	347,749	92,208	58,418	4,968	—	503,343

Operating income (loss)	24,621	2,125	(34,083)	777	—	(6,560)

      All of the Company’s Beechcraft 1900D aircraft are owned by Mesa Airlines. As such, the associated aircraft and debt are recorded on the separate company financial statements of Mesa Airlines. These aircraft are operated by Air Midwest, and as a result, Mesa charges Air Midwest rent to offset its depreciation and interest cost. Any impairment charges related to these aircraft are recorded on the separate company financial statements of Mesa Airlines.

Fiscal 2004 Versus Fiscal 2003

Operating Revenues

      In fiscal 2004, operating revenue increased by $296.8 million, or 49.5%, from $600.0 million to $896.8 million. The increase in revenue is primarily attributable to a $300.2 million increase in revenue associated with the operation of 39 additional regional jets flown by Mesa and Freedom compared to 2003. Offsetting this increase was a decrease in passenger revenue of approximately $7.8 million at Air Midwest. The decrease in passenger revenue at Air Midwest was primarily due to a decline in passengers carried as a result of parking seven leased aircraft in the second quarter (the leases on these aircraft were subsequently early terminated, with five aircraft returned to the lessor and two purchased and resold). However, EAS subsidies received by Air Midwest increased by $3.6 million as a result of additional markets served and higher subsidy rates on existing markets.

Operating Expenses

Flight Operations

      In fiscal 2004, flight operations expense increased $85.4 million or 40.3%, to $297.5 million from $212.1 million for fiscal 2003. On an ASM basis, flight operations expense decreased 12.5% to 4.2 cents per ASM in fiscal 2004 from 4.8 cents per ASM in fiscal 2003. The increase in expense is consistent with the increased capacity from the regional jets added to Mesa and Freedom’s fleet during this period. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest.

Fuel

      In fiscal 2004, fuel expense increased $81.1 million or 71.6%, to $194.5 million from $113.4 million for fiscal 2003. On an ASM basis, fuel expense increased 8.0% to 2.7 cents per ASM in fiscal 2004 from 2.5 cents per ASM in fiscal 2003. Into-plane fuel cost increased 16% per gallon, resulting in a $26.2 million unfavorable price variance and consumption increased 48% resulting in a $54.1 million unfavorable volume variance (excluding fuel used in other operations). The increase in volume was due to the additional regional jets added to the fleet. In fiscal 2004 approximately 92% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense

      In fiscal 2004, maintenance expense increased $44.9 million or 37.9%, to $163.5 million from $118.5 million for fiscal 2003. On an ASM basis, maintenance expense decreased 11.5% to 2.3 cents per ASM in fiscal 2004 from 2.6 cents per ASM in fiscal 2003. Mesa and Freedom’s maintenance expense increased $40.3 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Maintenance expenses in the Other segment increased $6.8 million due to increases in rotable repair expenses and certain purchasing related administrative expenses at our procurement company. These increases were offset by a $1.3 million decrease in maintenance expenses at CCAIR, due to its dissolution, and a $0.9 million decrease at Air Midwest as a result of reductions in its fleet. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into the Company’s fleet.

Aircraft and Traffic Servicing

      In fiscal 2004, aircraft and traffic servicing expense increased by $16.2 million or 32.3%, to $66.2 million from $50.1 million for fiscal 2003. On an ASM basis, aircraft and traffic servicing expense decreased 18.2% to 0.9 cents per ASM in fiscal 2004 from 1.1 cents per ASM in fiscal 2003. The increase in expense is primarily related to a 19% increase in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and Freedom and the reduction in turboprop aircraft at Air Midwest.

Promotion and Sales

      In fiscal 2004, promotion and sales expense decreased $2.2 million or 27.1%, to $5.8 million from $8.0 million for fiscal 2003. On an ASM basis, promotion and sales expense decreased 50.0% to 0.1 cents per ASM in fiscal 2004 from 0.2 cents per ASM in fiscal 2003. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest under the Company’s pro-rate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative

      In fiscal 2004, general and administrative expense increased $24.1 million or 63.3%, to $62.0 million from $38.0 million for fiscal 2003. On an ASM basis, general and administrative expense remained the same at 0.9 cents per ASM in fiscal 2004 and 2003. The increase in expense includes $3.4 million in costs associated with the failed merger with Atlantic Coast Airlines, Inc., $3.4 million in executive compensation as a result of the restructuring of employment contracts of top executives, a $6.1 million increase in bad debt expense as the Company increased its allowance for doubtful accounts by $4.3 million in fiscal 2004 (the Company reduced its allowance by $1.8 million in fiscal 2003), a $3.6 million increase in passenger liability insurance associated with increases in the Company’s fleet, a $1.2 million increase in property taxes associated with increases in the Company’s fleet, a $3.6 million increase in administrative wages and benefits and a $2.2 million increase in health insurance costs as a result of increased headcount.

Depreciation and Amortization

      In fiscal 2004, depreciation and amortization expense increased $12.3 million or 78.4%, to $28.0 million from $15.7 million for fiscal 2003. On an ASM basis, depreciation and amortization expense remained the same at 0.4 cents per ASM in fiscal 2004 and 2003. The increase in expense is primarily due to the purchase of 11 regional jets in 2004, the acquisition of two CRJ200 aircraft acquired as part of the purchase of Midway assets, depreciation of aircraft on interim financing and an increase in rotable aircraft inventory at Mesa and Freedom.

Impairment and Restructuring Charges

      In fiscal 2004, the Company recognized an impairment charge of $12.4 million related to the early termination of leases on seven B1900D aircraft. The Company negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value, $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell. The Company was forced to purchase two of the aircraft from the lessors, which were subsequently scrapped. As a result, the Company also took a $1.1 million impairment charge for the difference between the buy out of the lease and the subsequent sale of the aircraft. These charges were offset by the reversal of $0.4 million of prior year restructuring charges.

      In fiscal 2003, the Company recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer. The Company also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft.

Interest Expense

      In fiscal 2004, interest expense increased $12.4 million or 97.9%, to $25.1 million from $12.7 million for fiscal 2003. The increase in interest expense is primarily comprised of $8.6 million in interest on the senior convertible notes and an increase of $4.5 million in interest on interim and permanently financed aircraft debt. These increases were offset by a decrease of $1.3 million in interest expense on the Company’s B1900 debt due to aircraft returns and principal payments.

Other Income (Expense)

      In fiscal 2004, other income (expense) increased $4.5 million or 162%, to income of $1.7 million income from expense of $2.8 million for fiscal 2003. In fiscal 2004, other income is primarily comprised of investment income of $0.6 million related to the Company’s portfolio of aviation related securities.

      In fiscal 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million related to payments made to the Company under the Air Transportation Safety and System Stabilization Act and $0.7 million in net investment related losses on the Company’s portfolio of aviation related securities. These expenses were offset by the gain on an involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 as well as $1.0 million for TSA funds collected on the Company’s behalf by US Airways and Frontier.

Minority Interest

      Amounts included in minority interest in fiscal 2003 reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in fiscal 2003.

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

Operating Expenses

Flight Operations

      In fiscal 2003, flight operations expense increased 19.0% to $212.1 million (4.8 cents per ASM) from $178.2 million (5.1 cents per ASM) in fiscal 2002. Flight operations expense for Mesa and Freedom increased $54.3 million due to the additional costs associated with operating 30 additional regional jets placed in service in 2003, net of any purchase incentives received in conjunction with the additional jets. This increase was offset by a decrease of $14.2 million in flight operations expense at CCAir, due to the cessation of its operations in November of 2002. The decrease on a cost per ASM basis for the year ended September 30, 2003, is a result of the increase in both the proportion of regional jets to turboprops, as well as the addition of larger regional jets which, on a relative basis, produce more ASMs per mile. Regional jets generally have lower operating costs per ASM than turboprop aircraft.

Fuel

      In fiscal 2003, fuel expense increased 45.0% to $113.4 million (2.5 cents per ASM) from $78.2 million (2.3 cents per ASM) in fiscal 2002. Fuel expense at Mesa and Freedom increased $35.1 million due to the addition of regional jets and fuel expense at Air Midwest increased $2.6 million due to the additional flying assumed by Air Midwest after the cessation of operations at CCAir. The increase is also due to a 14% increase in the average price of fuel, or 12 cents per gallon, due to the rising costs of fuel in the past year. These increases were offset by a decrease in fuel expense at CCAir of $2.3 million due to the cessation of its operations. The increase on an ASM basis is due to the 14% increase in the average price of a gallon of fuel.

Maintenance Expense

      In fiscal 2003, maintenance expense increased 14.7% to $118.5 million (2.6 cents per ASM) from $103.3 million (3.0 cents per ASM) in fiscal 2002. Mesa and Freedom maintenance expenses increased $20.8 million primarily as a result of an increased number of aircraft in the fleet, increased repair costs on certain rotable parts and increased engine overhaul expenses at Mesa Airlines. Air Midwest’s maintenance expense increased $2.1 million primarily as a result of transitioning to the power-by-the-hour program for engines and an increase in heavy maintenance checks. Maintenance expenses in the Other segment increased $2.8 million due to our procurement company incurring rotable repair expenses as well as certain purchasing related administrative expenses. These increases in maintenance expense were offset by a decrease at CCAir of $10.0 million due to the cessation of its operations. The decrease on an ASM basis is due to the lower operating costs of flying regional jets versus turboprop aircraft.

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

Depreciation and Amortization

      In fiscal 2003, depreciation and amortization expense increased 11.0% to $15.7 million (0.4 cents per ASM) from $14.2 million (0.4 cents per ASM) in fiscal 2002. The increase in depreciation expense is due to depreciation on interim financed aircraft at Mesa and Freedom.

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

Interest Expense

      Interest expense increased $4.7 million from $8.0 million in 2002 to $12.7 million in 2003. The majority of the increase is due to interest on interim financed aircraft at Mesa and Freedom. Also included in the increase is $1.9 million in interest expense related to the senior convertible notes that were issued in June of 2003. These increases were offset by reduced interest on the Company’s B1900D debt as three B1900D aircraft were returned under our agreement with Raytheon and the outstanding debt on another was settled as a result of the crash of flight 5481.

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

Liquidity and Capital Resources

Sources and Uses of Cash

      At September 30, 2004, we had cash, cash equivalents, and marketable securities (including restricted cash and held-to-maturity securities) of $241.1 million, compared to $166.1 million at September 30, 2003. We improved our cash position by issuing convertible notes in February 2004, raising $97.0 million in capital (after expenses), and financing $15 million of our existing inventory. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

      Uses of cash included capital expenditures of $50.3 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, the purchase of certain assets of bankrupt Midway Airlines Corporation (“Midway”) for $9.2 million in December 2003 and the purchase of $10.9 million of the Company’s outstanding common stock.

      As of September 30, 2004, we had receivables of approximately $30.7 million (net of an allowance for doubtful accounts of $7.1 million), compared to receivables of approximately $25.5 million (net of an allowance for doubtful accounts of $4.7 million) as of September 30, 2003. The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House. The increase is primarily a result of the growth in our revenue guarantee business with each of our code-share partners. Accounts receivable from our code-share partners was 59% of total gross accounts receivable at September 30, 2004.

Operating Leases

      We have significant long-term lease obligations primarily relating to our aircraft fleet, including six leased aircraft acquired in a transaction involving the purchase of certain assets of Midway. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2004, we leased 129 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at September 30, 2004.

3.625% Senior Convertible Notes due 2024

      In February 2004, we completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

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

6.25% Senior Convertible Notes Due 2023

      In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on the notes at the rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

      The notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. It is our intent to settle the notes in cash if the holders require repurchase in 2008, 2013 or 2018. As the sale price of our common stock exceeded 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2003, the notes became convertible September 30, 2003.

Interim and Permanent Aircraft Financing Arrangements

      At September 30, 2004, we had an aggregate of $231.0 million in notes payable to an aircraft manufacturer for delivered aircraft on interim financing (relating to nine CRJ-900 aircraft). Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease. At September 30, 2004, we had nine aircraft on interim financing with the manufacturer. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at any one time. Subsequent to year end, we permanently financed five of the nine aircraft with debt. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

Other Indebtedness and Obligations

      As of September 30, 2004, we had $9.5 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll. We have entered into a $9.5 million letter of credit facility with a financial institution, of which $4.2 million is required to be secured.

      In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.

      As previously disclosed, in 1999 our Board of Directors authorized us to repurchase up to 8.4 million shares of our outstanding common stock (including 2.0 million shares authorized on October 22, 2004). As of September 30, 2004, we acquired and retired approximately 6.3 million shares (approximately 20.8%) of our outstanding common stock at an aggregate cost of approximately $36.5 million, leaving approximately 2.1 million shares available for repurchase under the existing Board authorizations. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other considerations.

      In June 2004, the Company entered into a ten-year agreement with LogisTechs, Inc., a wholly-owned subsidiary of GE Capital Aviation Services, for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, LogisTechs financed approximately $21 million in existing spare parts inventory for $15 million in cash and a $6 million promissory note. Under the agreement, Logistechs is required to perform maintenance on the covered spare parts in exchange for a monthly fee that is based upon a rate per flight hour. The promissory note is to be repaid over three years through a reduction in the monthly maintenance fees. The value of the covered rotable spare parts inventory will be amortized on a straight-line basis to its estimated fair value over the life of the agreement. The liability for amounts financed of $21 million will be reduced through monthly principal reduction payments that are included in the monthly fees. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so. The agreement includes stipulations that require LogisTechs to ensure minimum levels of availability for covered parts. Mesa is required to repay amounts financed if it terminates the agreement early for convenience. LogisTechs is also committed to finance approximately $4 million of additional spare parts to support our CRJ-200 fleet. We are currently negotiating similar agreements for up to $43 million of spare parts for our current and to be delivered fleet of Bombardier CRJ-700s and 900s and current fleet of Embraer 145 aircraft, representing $31 million of our existing inventory and forgone purchases of $12 million where LogisTechs will purchase spare parts on our behalf.

Contractual Obligations

      As of September 30, 2004, we had $572.5 million of long-term debt (including current maturities). This amount consisted of $367.8 million in notes payable related to owned aircraft, $200.1 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $4.6 million in other miscellaneous debt.

      The following table sets forth our cash obligations as of September 30, 2004.

	Payment Due by Period

Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	In thousands:
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$24,474	$24,386	$24,295	$24,204	$24,101	$221,592	$343,052
Senior convertible debt notes — 2.4829% (assuming no conversions)	6,257	6,257	6,257	6,257	—	100,112	125,140
Senior convertible debt notes — 2.115% (assuming no conversions)	3,625	3,625	3,625	3,625	1,813	100,000	116,313
Notes payable related to B1900Ds	9,628	9,628	9,628	9,628	9,628	61,355	109,495
Note payable related to CRJ200s(2)	3,325	3,000	3,000	3,000	3,000	20,952	36,277
Note payable to manufacturer	997	941	1,823	—	—	—	3,761
Mortgage note payable	109	109	109	109	109	1,036	1,581
Other	68	61	25	25	25	75	279

Total long-term debt	48,483	48,007	48,762	46,848	38,676	505,122	735,898

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	19,396	22,184	22,103	22,044	21,910	218,780	326,417

Payments under operating leases:
Cash aircraft rental payments(2)	188,970	188,846	182,522	168,898	166,583	1,133,452	2,029,271
Lease payments on equipment and operating facilities	891	844	679	703	705	2,450	6,272

Total lease payments	189,861	189,690	183,201	169,601	167,288	1,135,902	2,035,543

Future aircraft acquisition costs(3)	350,000	175,000	—	—	—	—	525,000

Total	$607,740	$434,881	$254,066	$238,493	$227,874	$1,859,804	$3,622,858

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, the Company has assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future.

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

      In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

Critical Accounting Policies and Estimates

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

      The America West, US Airways and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

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

Allowance for Doubtful Accounts

      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $7.1 million and $4.7 million at September 30, 2004 and 2003, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs

      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At September 30, 2004 and 2003, the Company accrued $2.2 million and $1.8 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets

      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2004, the Company had no valuation allowance for deferred tax assets as it believes it will generate sufficient taxable income in the future to realize its recorded deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2004, 2003 and 2002 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from the Company’s expectations, the value of its deferred tax assets could be materially overstated.

Recent Accounting Pronouncements

      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share. EITF Issue No. 04-08 is effective for reporting periods ending after December 15, 2004. If applicable, EITF Issue No. 04-08 will require the restatement of prior period diluted earnings per share amounts. Our 3.625% senior convertible notes due 2024 are contingently convertible debt securities. These debt securities are contingently convertible into 6.9 million shares of our common stock, subject to adjustment in certain circumstances. When we adopt EITF Issue No. 04-08 as of December 31, 2004, we will restate our previously reported diluted earnings per share for the second, third and fourth quarters of fiscal 2004 to include the dilutive impact of the 6.9 million shares.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of the Company’s debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $1.3 million impact on interest expense. The Company also has investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2004 interest income would be impacted by approximately $0.3 million. The Company’s investments in equity securities are subject to market risk related to fluctuations in share prices for those shares held. A 10% change in the price of trading securities held at the level of investment at September 30, 2004 would impact the results of the Company by approximately $0.7 million.

      We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the America West, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2004, 92% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.1 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 42	—	Report of Independent Registered Public Accounting Firm.
Page 43	—	Consolidated Statements of Operations — Years ended September 30, 2004, 2003 and 2002.
Page 44	—	Consolidated Balance Sheets — September 30, 2004 and 2003.
Page 45	—	Consolidated Statements of Cash Flows — Years ended September 30, 2004, 2003 and 2002.
Page 47	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2004, 2003 and 2002.
Page 48	—	Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mesa Air Group, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2, substantially all of the Company’s passenger revenue is derived from code-share agreements with America West Airlines, Inc., United Airlines, Inc. and US Airways, Inc.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

December 13, 2004

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Operating revenues:
Passenger	$868,415	$577,582	$480,826
Freight and other	28,397	22,408	15,957

Total operating revenues	896,812	599,990	496,783

Operating expenses:
Flight operations	297,521	212,080	178,158
Fuel	194,510	113,370	78,200
Maintenance	163,463	118,517	103,300
Aircraft and traffic servicing	66,223	50,053	46,057
Promotion and sales	5,806	7,966	12,663
General and administrative	62,035	37,982	44,140
Depreciation and amortization	28,001	15,700	14,150
Impairment and restructuring charges (credits)	11,895	(10,957)	26,675

Total operating expenses	829,454	544,711	503,343

Operating income (loss)	67,358	55,279	(6,560)

Other income (expense):
Interest expense	(25,063)	(12,664)	(7,983)
Interest income	1,163	1,163	1,542
Other income (expense)	1,723	(2,758)	(3,404)

Total other expense	(22,177)	(14,259)	(9,845)

Income (loss) before income taxes	45,181	41,020	(16,405)
Income taxes (benefit)	18,899	15,710	(4,554)

Income (loss) before minority interest	26,282	25,310	(11,851)
Minority interest in consolidated subsidiary	—	(5)	583

Net income (loss)	$26,282	$25,305	$(11,268)

Net income (loss) per common share — basic	$0.83	$0.80	$(0.34)

Net income (loss) per common share — diluted	$0.70	$0.76	$(0.34)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$220,885	$152,547
Marketable securities	8,264	13,558
Restricted cash	9,484	—
Receivables, primarily traffic, net	30,744	25,493
Income tax receivable	1,466	—
Expendable parts and supplies, net	34,790	25,044
Prepaid expenses and other current assets	43,907	28,202
Deferred income taxes	8,855	28,436

Total current assets	358,395	273,280
Property and equipment, net	697,425	398,192
Lease and equipment deposits	31,342	27,352
Deferred income taxes	5,342	4,484
Other assets	26,550	13,628
Investments in corporate bonds and US Treasury notes	2,483	—

Total assets	$1,121,537	$716,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,850	$8,519
Short-term debt	230,969	241,623
Accounts payable	46,821	39,315
Air traffic liability	2,585	3,490
Accrued compensation	7,284	6,581
Income taxes payable	456	896
Other accrued expenses	34,867	30,236

Total current liabilities	344,832	330,660
Long-term debt, excluding current portion	550,613	199,023
Deferred credits	71,451	70,456
Other noncurrent liabilities	25,737	4,824

Total liabilities	992,633	604,963

Commitments and contingencies (notes 2, 6, 9, 14 and 15)
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 30,066,777 and 31,704,625 shares issued and outstanding, respectively	108,173	114,580
Retained earnings (accumulated deficit)	23,675	(2,607)
Unearned compensation on restricted stock	(2,944)	—

Total stockholders’ equity	128,904	111,973

Total liabilities and stockholders’ equity	$1,121,537	$716,936

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$26,282	$25,305	$(11,268)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28,001	15,519	13,898
Tax benefit on stock compensation	137	449	188
Impairment and restructuring charges (credits)	11,895	(10,957)	26,675
Deferred income taxes	18,723	13,702	(5,573)
Gain on involuntary conversion of aircraft	—	(1,283)	—
Unrealized (gain) loss on investment securities	620	(255)	5,175
Amortization of deferred credits	(6,243)	(5,830)	(3,982)
Amortization of restricted stock awards	589	—	—
Provision for (recovery of) doubtful accounts	4,315	(1,771)	5,605
Provision for obsolete expendable parts and supplies	1,269	1,639	—
Department of Transportation settlement	—	4,154	—
Minority interest	—	5	(583)
Changes in assets and liabilities:
Restricted cash	(9,484)	—	—
Net purchases (sales) of investment securities	4,674	(4,786)	(10,035)
Receivables	(9,566)	3,001	(5,228)
Income tax receivables	(1,466)	—	—
Expendable parts and supplies	(11,415)	(5,445)	10,953
Prepaid expenses and other current assets	(14,708)	(2,472)	(7,526)
Accounts payable	4,921	14,881	(19,692)
Income taxes payable	(440)	386	510
Cost to return aircraft held for sale	(2,392)	(2,097)	(6,648)
Other accrued liabilities	1,619	6,144	(4,098)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,331	50,289	(11,629)

Cash Flows from Investing Activities:
Capital expenditures	(50,283)	(27,370)	(9,737)
Acquisition of Midway	(9,160)	—	—
Proceeds from sale of rotable and expendable inventory	2,383	2,637	8,198
Proceeds from aircraft insurance	—	3,218	—
Change in other assets	(1,181)	935	(6,301)
Lease and equipment deposits	(5,491)	(12,013)	4,860
Purchase of held-to-maturity securities	(2,483)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(66,215)	(32,593)	(2,980)

(Continued)

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Cash Flows from Financing Activities:
Principal payments on long-term debt	(16,859)	(15,733)	(9,424)
Proceeds from senior convertible notes	100,000	100,112	—
Net payments on line of credit	—	—	(20,000)
Debt issuance costs	(3,009)	(3,262)	—
Proceeds from financing rotable inventory	15,000	—	—
Proceeds from exercise of stock options and issuance of warrants	843	1,775	742
Common stock purchased and retired	(10,921)	(2,314)	(5,956)
Proceeds from receipt of deferred credits	2,168	9,375	13,927
Contribution from minority interest	—	—	5,000
Distribution to minority interest shareholders	—	(972)	(3,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	87,222	88,981	(18,711)

NET CHANGE IN CASH AND CASH EQUIVALENTS	68,338	106,677	(33,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	152,547	45,870	79,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$220,885	$152,547	$45,870

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24,105	$11,665	$9,731
Cash paid for income taxes	1,906	1,130	556
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft and engine delivered under interim financing	$463,936	$402,639	$46,018
Aircraft and engine debt permanently financed as operating lease	(203,362)	(207,034)	(72,687)
Long-term debt assumed in Midway asset purchase	24,109
Inventory and other credits received in conjunction with aircraft Financing	5,073	4,978	3,729
Note receivable received in conjunction with financing of rotable inventory	6,000	—	—
Return of aircraft for reduction of long-term debt and accrued interest	—	8,164	32,749

(Concluded)

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained	Unearned
			Earnings	Compensation
Years Ended September 30,	Number of	Common	(Accumulated	on Restricted
2004, 2003, and 2002	Shares	Stock	Deficit)	Stock	Total

	(In thousands, except number of shares)
Balance at October 1, 2001	33,049,183	$119,387	$(16,644)	$—	$102,743
Exercise of stock options	154,123	930	—	—	930
Common stock purchased and retired	(1,213,420)	(5,956)	—	—	(5,956)
Tax benefit — stock compensation	—	188	—	—	188
Amortization of warrants	—	121	—	—	121
Net loss	—	—	(11,268)	—	(11,268)

Balance at September 30, 2002	31,989,886	114,670	(27,912)	—	86,758
Exercise of stock options	270,088	1,465	—	—	1,465
Common stock purchased and retired	(555,349)	(2,314)	—	—	(2,314)
Tax benefit — stock compensation	—	449	—	—	449
Amortization of warrants	—	134	—	—	134
Issuance of warrants	—	176	—	—	176
Net income	—	—	25,305	—	25,305

Balance at September 30, 2003	31,704,625	114,580	(2,607)	—	111,973
Exercise of stock options	110,208	622	—	—	622
Common stock purchased and retired	(1,748,056)	(10,921)	—	—	(10,921)
Restricted stock	—	3,533	—	(3,533)	—
Amortization of restricted stock grant	—	—	—	589	589
Tax benefit — stock compensation	—	137	—	—	137
Amortization of warrants	—	135	—	—	135
Issuance of warrants	—	87	—	—	87
Net income	—	—	26,282	—	26,282

Balance at September 30, 2004	30,066,777	$108,173	$23,675	$(2,944)	$128,904

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Organization

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; CCAir, Inc. (“CCAir”), a Delaware corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania company; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; UFLY, LLC. (“UFLY”), a Delaware Limited Liability Company; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. UFLY was established in fiscal 2002 to make strategic investments in US Airways common stock. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. CCAir ceased operations and was dissolved in fiscal 2003. UFLY distributed its assets and was subsequently dissolved in fiscal 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is an independent regional airline serving 181 cities in 43 states, the District of Columbia, Canada Mexico and the Bahamas. At September 30, 2004, the Company operated a fleet of 180 aircraft and had over 1,000 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share relationship with United Airlines (“United”) and as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”). Freedom operates as America West Express pursuant to the Company’s code-share agreement with America West. Air Midwest operates under code-share agreements with America West, US Airways and Midwest Airlines. Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and select Essential Air Service markets. Prior to ceasing operations, CCAir operated under a code-share agreement with US Airways as US Airways Express. Approximately 99% of the Company’s consolidated passenger revenues for 2004 were derived from operations associated with code-share agreements.

      The financial arrangement between Mesa and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The America West jet and Dash-8 code-share agreement, the United code-share agreement and the US Airways regional jet agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The America West B1900 agreement, Midwest Airlines agreement and US Airways turboprop agreement are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa also has contracts with the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when its aircraft are not otherwise used for scheduled service.

      Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code-share agreement with the same code-share partner. The agreements with America West expire in 2012; the revenue-guarantee agreements with US Airways expire in 2014 (with various aircraft expiring on dates between 2008 and 2014); the pro-rate agreement with US Airways expires in October 2006; the agreement with United expires between 2011 and 2013; and the agreement with Midwest Airlines expires in 2006. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, and breach other contractual terms and conditions.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Restricted Cash

      At September 30, 2004, the Company has $9.5 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $4.2 million of outstanding letters of credit are required to be collateralized by amounts on deposit. The Company also must maintain $5.3 million on deposit with another financial bank to collateralize its direct deposit payroll.

Investments

      Marketable securities consist of shares of common stock and exchange traded options stated at market value as determined by the most recently traded price of each security at the balance sheet date. Holdings and the related gains or losses are based upon trade date, regardless of whether settlement has occurred. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      Investments in long-term debt securities are accounted for in accordance with SFAS 115, and based upon the Company’s intentions, it has classified these investments as held to maturity. As such, these investments are recorded at amortized cost.

Receivables and Concentration of Risk

      The majority of the Company’s receivables relate to amounts due from its revenue-guarantee code share partners. Under these agreements, the Company receives a guaranteed payment based upon a fixed minimum monthly amount, plus amounts related to departures and block hours flown and direct reimbursement for certain expenses such as fuel, landing fees and insurance.

Expendable Parts and Supplies

      Expendable parts and supplies are stated at the lower of cost using the first-in, first-out method or market, and are charged to expense as they are used. The Company provides for an allowance for obsolescence over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expendable parts expected to be on hand at the end of the useful life and the estimated salvage value of the parts. The Company reviews the adequacy of this allowance on a quarterly basis.

Property and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight line method.

      Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings	30 years
Flight equipment	7-20 years
Equipment	5-12 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable inventory	Life of the aircraft or term of the lease, whichever is less
Leasehold improvements	Life of asset or term of lease, whichever is less

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

      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $1.0 million, $0.8 million and $1.2 million of interest in fiscal 2004, 2003 and 2002, respectively.

Other Assets

      Other assets primarily consist of the capitalized costs associated with establishing financing for aircraft, prepaid maintenance, a note receivable received pursuant to the rotable spare parts financing and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-17 years. Prepaid maintenance is amortized over the six-year term of the related maintenance contract based upon the hours flown by the related aircraft. The debt issuance costs are amortized over the 20 year life of the senior convertible notes.

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

Revenue Recognition

      The America West, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. In addition, the Company’s code-share partners also provide, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2004 was $189.0 million and has been included in passenger revenue on the Company’s statements of income.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. Maintenance expense is recognized in the period the maintenance is performed. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract

In May 2002, the Company entered into a new six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. Pursuant to the agreement, the Company sold certain assets of its Desert

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

Minority Interest

      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Officer. UFLY distributed its assets and was subsequently dissolved in fiscal 2003. The Company owned greater than 50% of UFLY in 2003 and 2002 and therefore the financial results of UFLY are included in the consolidated financial results of the Company. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

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

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	31,490	31,556	32,803
Effect of dilutive outstanding stock options and warrants	1,139	507	—
Effect of restricted stock	214	—	—
Effect of dilutive outstanding convertible debt due 2023	10,011	2,935	—

Weighted average shares outstanding — diluted	42,854	34,998	32,803

Adjustments to net income (loss):
Net income (loss)	$26,282	$25,305	$(11,268)
Interest expense on convertible debt, net of tax	3,680	1,144	—

Adjusted net income (loss)	$29,962	$26,449	$(11,268)

      The effect of options to purchase 599,000 shares of common stock in fiscal 2002 would have been antidilutive to the per share calculation. Accordingly, those options were excluded from the calculation.

      At September 30, 2004, the conversion features of the Company’s senior convertible notes due 2024 had not been met; therefore, the dilutive effect of the notes was not included in the determination of earnings per common share. Diluted income per share would have been $0.63 for fiscal 2004, if the dilutive effect of the notes was included in the computation of income per common share.

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

      Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as indicated by the pro forma amounts below:

	2004	2003	2002

	(In thousands,
	except per share amounts)
Net income (loss) as reported	$26,282	$25,305	$(11,268)
Stock option compensation expense determined under fair value based method, net of related tax effects	(1,324)	(2,082)	(2,221)

Pro forma	$24,958	$23,223	$(13,489)

Income (loss) per share — basic:
As reported	$0.83	$0.80	$(0.34)

Pro forma	$0.79	$0.74	$(0.41)

Net income (loss) per share — diluted:
As reported	$0.70	$0.76	$(0.34)

Pro forma	$0.67	$0.70	$(0.41)

      The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $6.77, $3.29 and $4.12, respectively, on the grant date as determined by using the Black-Scholes option pricing model with the following weighted average assumptions: an expected dividend yield 0.0%, an expected life of 6 years, a risk-free interest rate of 4.1%, 4.3% and 3.0%, and volatility of 79.8%, 80.5% and 75.5% in 2004, 2003 and 2002, respectively.

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

Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into three reportable segments; Mesa/ Freedom, Air Midwest and Other. Mesa Airlines and Freedom primarily operate the Company’s regional jets pursuant to revenue guarantee agreements. Air Midwest operates the Company’s Beech 1900D

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM and MAGI, all of which support Mesa’s operating subsidiaries.

Recent Accounting Pronouncements

      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share. EITF Issue No. 04-08 is effective for reporting periods ending after December 15, 2004. If applicable, EITF Issue No. 04-08 will require the restatement of prior period diluted earnings per share amounts. Our 3.625% senior convertible notes due 2024 are contingently convertible debt securities. These debt securities are contingently convertible into 6.9 million shares of our common stock, subject to adjustment in certain circumstances. When we adopt EITF Issue No. 04-08 as of December 31, 2004, we will restate our previously reported diluted earnings per share for the second, third and fourth quarters of fiscal 2004 to include the dilutive impact of the 6.9 million shares.

Reclassifications

      Certain reclassifications were made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

2.	Concentrations

      The Company has code share agreements with America West, US Airways, United Airlines and Midwest Airlines. Approximately 99%, 98% and 98% of the Company’s consolidated passenger revenue for the years ended September 30, 2004, 2003 and 2002, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 59% and 57% of total gross accounts receivable at September 30, 2004 and 2003, respectively.

      Passenger revenue received from America West amounted to 38%, 44% and 40% of the Company’s total passenger revenue in fiscal 2004, 2003 and 2002, respectively. A termination of the America West revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial position, results of operations and cash flows.

      US Airways, which accounted for approximately 40%, 38% and 35% of the Company’s passenger revenue in fiscal 2004, 2003 and 2002, respectively, filed for Chapter 11 bankruptcy protection on September 12, 2004. In connection with this filing, US Airways has not yet assumed our code-share agreement in bankruptcy and could chose to terminate our agreement. A termination or rejection of our revenue-guarantee agreement or the failure of US Airways to successfully emerge from bankruptcy would have a material adverse effect on the Company.

      United Airlines, a subsidiary of UAL Corp., which accounted for approximately 20% and 1% of the Company’s passenger revenue in fiscal 2004 and 2003, respectively. A termination of the United agreement or the failure of United to successfully emerge from bankruptcy would have a material adverse effect on the Company.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities

      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.

      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $8.3 million in marketable securities that include common equity securities of companies operating in the airline industry. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. The Company also has $2.5 million in investments in US treasury notes and corporate bonds that are classified as held-to-maturity securities that are included in noncurrent investments at September 30, 2004 and carried at amortized cost.

      In the past, the Company has entered into short positions on common equity securities when management believed that the Company could capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company effectively hedged against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss in value reflected in other income (expense) in the statement of operations. Included in marketable securities at September 30, 2003 are liabilities related to short positions on common equity securities of $13.2 million. As of September 30, 2004, the Company had no liabilities related to short positions. Unrealized losses relating to trading securities held (including short positions) at September 30, 2004 and 2003, were $1.7 million and $2.5 million, respectively.

      Investments in held-to-maturity securities were as follows at September 30, 2004 (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value

Held-to-maturity securities (carried at amortized cost):
US treasury note	$2,008	$50	$2,058
Corporate bond	475	7	482

Total	$2,483	$57	$2,540

4.	Property and Equipment

      Property and equipment consists of the following:

	September 30,

	2004	2003

	(In thousands)
Flight equipment, substantially pledged	$731,859	$416,304
Other equipment	24,775	26,476
Leasehold improvements	2,620	4,006
Furniture and fixtures	1,087	2,018
Buildings	3,968	4,418
Vehicles	1,045	1,092

	765,354	454,314
Less accumulated depreciation and amortization	(67,929)	(56,122)

Net property and equipment	$697,425	$398,192

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-Term Debt

      At September 30, 2004 and 2003, the Company had $231.0 million and $241.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale-leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale-leaseback transaction is deferred and amortized over the life of the lease. The Company had nine aircraft on interim financing with the manufacturer at September 30, 2004. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to year end, the Company placed five of these aircraft on permanent financing as debt with a bank, thus transferring $118.0 million from short-term debt to long-term debt.

6.	Other Accrued Expenses

      Other accrued expenses consist of the following:

	September 30,

	2004	2003

	(In thousands)
Accrued fuel	$6,085	$693
Accrued property taxes	5,236	3,183
Accrued compensation and benefits	4,810	4,398
Accrued interest	4,103	2,189
Accrued aircraft return costs	2,812	—
Accrued landing fees	2,300	1,322
Accrued medical insurance	2,218	1,282
Accrued legal and professional fees	1,078	7,980
Accrued lease expense	756	4,864
Accrued simulator time	73	89
Other	5,396	4,236

	$34,867	$30,236

7.	Deferred Credits

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing Arrangement

      In June 2004, the Company entered into a ten-year agreement with LogisTechs, Inc., a wholly-owned subsidiary of GE Capital Aviation Services, for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, LogisTechs financed approximately $21 million in existing spare parts inventory for $15 million in cash and a $6 million promissory note. Under the agreement, Logistechs is required to perform maintenance on the covered spare parts in exchange for a monthly fee that is based upon a rate per flight hour. The promissory note is to be repaid over three years through a reduction in the monthly maintenance fees. The value of the covered rotable spare parts inventory will be amortized on a straight-line basis to its estimated fair value over the life of the agreement. The liability for amounts financed of $21 million will be reduced through monthly principal reduction payments that are included in the monthly fees. At termination, the Company may elect to purchase the covered inventory at fair value. It the Company elects to do so, the fair value of the covered inventory will be offset by the unamortized portion of the liability. The Company is not required to repurchase the covered inventory at termination. The agreement includes stipulations that require LogisTechs to ensure minimum levels of availability for covered parts. Mesa is required to repay amounts financed if it terminates the agreement early for convenience. LogisTechs also committed to finance approximately $4 million of additional spare parts to support Mesa’s CRJ-200 fleet. The Company is currently negotiating similar agreements for up to $43 million of spare parts for its current and to be delivered fleet of Bombardier CRJ-700s and 900s and current fleet of Embraer 145 aircraft, representing $31 million of our existing inventory and forgone purchases of $12 million where LogisTechs will purchase spare parts on our behalf. The unamortized balance of the liability is included in other accrued expenses and other noncurrent liabilities on the balance sheet.

9.	Long-Term Debt

      In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.

      In January 2004, the Company permanently financed five CRJ-700 and four CRJ-900 aircraft with $207.5 million in debt. In March, two additional CRJ-900 aircraft were also financed with $47.2 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. The manufacturer has entered into an arrangement on the Company’s behalf to limit the Company’s variable interest rate exposure with respect to these aircraft. These aircraft were on interim financing.

      In February 2004, the Company completed the private placement of senior convertible notes (the “February 2004 Notes”) due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the principal amount at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned domestic subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

      The February 2004 Notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. It is the Company’s intent to settle these notes in cash if the holders require repurchase in 2009, 2014 and 2019. The Company has filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the February 2004 Notes and the shares of common stock issuable upon conversion thereof. The Company plans to use the net proceeds from the sale of these notes for working capital and to fund its obligations with respect to regional jet deliveries.

      In June 2003, the Company completed the private placement of senior convertible notes (the “June 2003 Notes”) due 2023, which resulted in gross proceeds of $100.1 million to the Company. Cash interest is payable on these notes at a rate of 2.4829% per year on the principal amount at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. The June 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

      The June 2003 Notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. As the sale price of our common stock exceeded 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2003, these notes became convertible September 30, 2003.

      Repayment of the February 2004 and June 2003 Notes (collectively, the “Notes”) is jointly and severally guaranteed on an unconditional basis by the Company’s wholly owned domestic subsidiaries. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Long-term debt consists of the following:

	September 30,

	2004	2003

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$248,135	$—
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	—
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 2.91% to 7.15% at September 30, 2004, collateralized by the underlying aircraft	93,900	100,601
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	25,758	—
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	3,363	4,149
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	961	996
Other	234	1,684

Total debt	572,463	207,542
Less current portion	(21,850)	(8,519)

Long-term debt	$550,613	$199,023

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,

(In thousands)
2005	$21,850
2006	22,388
2007	24,258
2008	23,388
2009	24,449
Thereafter	456,130

      Subsequent to year end, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. These aircraft were on interim financing at September 30, 2004.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2002, the Company’s Board authorized the purchase of an additional two million shares. As of September 30, 2004, the Company has acquired and retired approximately 6.3 million shares of its outstanding common stock at an aggregate cost of approximately $36.5 million leaving approximately 0.1 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. Subsequent to year end, the Board of Directors authorized the Company to purchase up to 2.0 million additional shares of the outstanding common stock of the Company.

11.	Income Taxes

      Income tax expense (benefit) consists of the following:

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$777	$(470)
State	176	1,231	1,489

	176	2,008	1,019

Deferred:
Federal	16,765	13,278	(4,731)
State	1,958	424	(842)

	18,723	13,702	(5,573)

	$18,899	$15,710	$(4,554)

      The difference between the actual income tax expense (benefit) and the statutory tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2004	2003	2002

	(In thousands)
Computed “expected” tax expense (benefit)	$15,813	$14,357	$(5,742)
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes (benefit)	2,134	966	598
Nondeductible compensation	987	—	—
Other	45	387	(106)
Increase (decrease) in valuation allowance	(80)	—	696

	$18,899	$15,710	$(4,554)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,707	$19,329
Deferred credits	15,271	18,138
Other accrued expenses	5,115	7,752
Deferred gains	3,133	—
Allowance for doubtful receivables	2,710	1,793
Alternative minimum tax	1,918	1,918
Unrealized trading (gains) losses	664	945
Inventory	567	730
Intangibles	474	574
Other	237	255
Valuation allowance	—	(80)

Total deferred tax assets	$77,796	$51,354

Deferred tax liabilities:
Property and equipment	$(62,923)	$(15,070)
Other	(676)	(3,364)

Total deferred tax liabilities	$(63,599)	$(18,434)

      Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $1.9 million that do not expire and federal net operating loss carryforwards of approximately $125.3 million that expire in years 2017 through 2024. The Company also has state net operating loss carryforwards of approximately $108.1 million that expire in years 2005 through 2019. During 2002, the Company established a valuation allowance of $0.7 million for certain state net operating loss carryforwards that expired in 2003 or are expected to expire unutilized in the future. In fiscal 2004, the Company reversed the remaining valuation allowance of $0.1 million. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

12.	Stockholders’ Equity

      In March 2004, the Company, the Company issued restricted stock grants of 428,297 shares to the Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer. The restricted stock shares vest in one-third increments over a three-year period beginning on March 31, 2005. The Company recorded $3.5 million in stockholders’ equity for deferred compensation. The deferred compensation is amortized on a straight-line basis over the vesting period of the grants.

      In February 2004, the Company completed the private placement of senior convertible notes due February 2024. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $171.4 million. These notes are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.

      In June 2003, the Company completed the private placement of senior convertible notes due June 2023. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. These notes are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. The Company may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

      In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $5.3 million, $5.3 million and $6.0 million (which included $0.7 million relating to 2001) was recorded as a reduction to flight operations during 2004, 2003 and 2002, respectively. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock and therefore the amounts net to zero. The contra equity value of the warrant is being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of purchase. Absent an event of default by the Company in which case vesting is accelerated, the option to purchase the warrant vests concurrently with Raytheon’s payment of the related annual operating subsidy for the following periods or January 15 of each year, whichever comes first. Shares of common stock underlying the warrant vest according to the following schedule: 13,401 shares for a portion of fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2004, Raytheon has exercised its option to purchase the 2001, 2002 and 2003 components of the warrant, but has not yet exercised its option to purchase the 2004 component of the warrant. In addition, Raytheon has not exercised any component of the warrant.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2004, the Company sponsored the following stock-based compensation plans:

In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair value on the date of grant. At September 30, 2004, there were 52,000 options outstanding under this plan. There are 69,000 options available for grant under this plan.

In July 1998, the Company adopted a new stock option plan for outside directors. This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. At September 30, 2004, there were 194,515 options outstanding and 142,773 options available for future grants under this plan.

In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the ‘1996 Stock Option Plan’) that provides for the granting of options to purchase up to 2,800,000 shares of the Company’s common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2004, there were 2,406,923 options outstanding and 231,992 options available for future grants under this plan.

In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2004 there were 1,112,533 options outstanding and no options available for future grants under this plan.

In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan in connection with the CCAir merger. At September 30, 2004, there were 37,284 options outstanding and there are no options available for future grants under this plan.

In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2004 there were 750,000 options outstanding and 1,250,000 options available for future grants under this plan.

      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant or six months following the grant.

      Transactions involving stock options under these plans are summarized as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	4,357	$6.73	3,824	$7.10	2,820	$7.56
Granted	430	9.89	1,019	4.96	1,486	6.31
Exercised	(110)	5.58	(270)	5.42	(154)	6.09
Canceled/ Forfeited	(124)	6.95	(216)	6.51	(328)	8.11

Outstanding at end of year	4,553	$7.20	4,357	$6.73	3,824	$7.10

Exercisable at end of year	3,161	$7.13	2,485	$7.47	2,014	$7.59

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At September 30, 2004, the range of exercise prices for the aforementioned options was $2.36 to $12.24.

      The following table summarizes information concerning options outstanding at September 30, 2004:

	Stock Options			Stock Options
	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.31 - $ 3.45	31,789	3.5 Years	$2.52	26,056	$2.36
$ 3.46 - $ 5.17	1,350,576	6.6 Years	4.57	635,751	4.49
$ 5.18 - $ 6.90	927,318	6.1 Years	5.99	799,219	5.98
$ 6.91 - $ 8.62	1,615,568	4.2 Years	8.23	1,380,382	8.25
$ 8.63 - $10.35	113,056	7.0 Years	9.64	74,657	9.56
$10.36 - $12.07	389,980	5.8 Years	11.20	230,947	11.16
$12.08 - $13.80	124,968	5.0 Years	12.50	14,168	12.24

Options at September 30, 2004	4,553,255	5.5 Years	7.06	3,161,180	7.13

13.	Benefit Plans

      The Company has a 401(k) plan covering the employees of Mesa Airlines, Air Midwest and the airline support operations (the “Mesa Plan”). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation, as defined. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2004, the Company made matching contributions of 25 percent of employee contributions up to 10 percent of annual employee compensation. Upon completing one year of service, the employee is 20 percent vested in employer contributions and the remainder of the employer contributions vest 20 percent per year thereafter. Employees become fully vested in employer contributions after completing five years of employment. The Company has the right to terminate the 401(k) plan at any time. Contributions by the Company to the Mesa Plan for the years ended September 30, 2004, 2003 and 2002 were approximately $0.8 million, $0.7 million and $0.3 million, respectively.

      CCAir also had a 401(k) plan covering the employees of CCAir. The plan was terminated and the assets were distributed to the participants on September 12, 2003. All employees became 100% vested when CCAir ceased operations in November 2002. Contributions by CCAir to this plan were approximately $0.1 million in fiscal 2002. There were no contributions by CCAir in 2003.

14.	Lease Commitments

      At September 30, 2004, the Company leased 129 aircraft under non-cancelable operating leases with remaining terms of up to 17 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense totaled approximately $162.0 million, $130.4 million and $107.6 million for the years ended September 30, 2004, 2003 and 2002, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,

(In thousands)
2005	$189,861
2006	189,690
2007	183,201
2008	169,601
2009	167,288
Thereafter	1,135,902

15.	Commitments and Contingencies

      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company is committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of September 30, 2004, the Company has taken delivery of all 15 CRJ-700 aircraft and 24 CRJ-900 aircraft. The Company took delivery of the remaining CRJ-900 aircraft on November 5, 2004. In January 2004, the Company exercised its option to convert options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). In addition to the firm orders, Mesa has an option to acquire an additional 60 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at September 30, 2004. The remaining deposits are expected to be returned on upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

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

      The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16.	Financial Instruments

      The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximates fair value due to the short maturity periods of these instruments. The fair value of the Company’s marketable securities is based on quoted marked prices. The fair value of the Company’s held-to-maturity securities approximates fair value (see note 3) based upon quoted market prices for these securities. The Company’s variable rate long-term debt had a carrying value of approximately $342.0 million at September 30, 2004, which approximates fair value because these borrowings have variable

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate terms that approximate market interest rates for similar debt instruments. The Company’s fixed rate long-term debt, having a carrying value of approximately $230.5 million at September 30, 2004, had a fair value of approximately $196.4 million. The Company uses a financial model to calculate the fair value of its senior convertible debt.

17.	Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2004	$1,906	$1,269	$(1,694)	$1,481
September 30, 2003	267	1,639	—	1,906
September 30, 2002	2,496	—	(2,229)	267
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2004	$4,681	$4,315	$(1,919)	$7,077
September 30, 2003	12,799	(1,771)	(6,347)	4,681
September 30, 2002	14,695	5,605	(7,501)	12,799

18.	Selected Quarterly Financial Data (Unaudited)

      The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004(1)(3)
Operating revenues	$187,553	$209,664	$239,586	$260,009
Operating Income (loss)	11,597	6,708	22,785	26,268
Net income (loss)	4,134	1,769	9,658	10,721
Net income (loss) per share — basic	$0.13	$0.06	$0.31	$0.35
Net income (loss) per share — diluted	$0.12	$0.05	$0.25	$0.28

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003(2)(3)
Operating revenues	$133,093	$137,312	$154,075	$175,510
Operating Income (loss)	486	19,969	14,612	20,212
Net income (loss)	(955)	11,040	5,367	9,853
Net income (loss) per share — basic	$(0.03)	$0.35	$0.17	$0.31
Net income (loss) per share — diluted	$(0.03)	$0.35	$0.17	$0.25

(1)	Second quarter amounts include restructuring charges of $11.3 million (pretax), third quarter amounts include restructuring charges of $1.1 million, and fourth quarter amounts include the reversal of certain CCAir restructuring charges of $0.4 million (pretax).

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Second quarter amounts include impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(3)	The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

19.	Impairment and Restructuring Charges (Credits)

Beechcraft 1900D Impairment and Restructuring Charges

      In fiscal 2001, the Company entered into an agreement to return 15 B1900D aircraft to Raytheon. As a result of the agreement, the Company took an impairment charge to write the net book value of 15 B1900D aircraft down to the contractual selling price, less the cost of preparing the aircraft for return. The Company also took an impairment charge to reduce the carry value of its remaining fleet of B1900D aircraft.

      In fiscal 2002, the Company returned 12 of the 15 B1900D aircraft permitted under its agreement with Raytheon, and as a result of unanticipated increases in the cost of meeting return conditions, the Company recorded an additional restructuring charge of $3.3 million. In fiscal 2003, the Company returned the three remaining B1900D aircraft permitted under its agreement with Raytheon, and as a result of additional costs required of meeting the return conditions of these and previous aircraft, the Company recorded an additional impairment charge of $1.1 million.

      In the fiscal 2004, the Company recognized an impairment and restructuring charge of $12.4 million related to the planned early return of seven leased B1900D aircraft with lease expirations between December 2004 and September 2005. The Company negotiated the terms of the early return with the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $1.1 million for the difference between the buyout option of two aircraft and the proceeds from the subsequent sale of the aircraft, $0.8 million to reduce maintenance deposits to net realizable value and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell.

CCAir Impairment and Restructuring

      In fiscal 2002, as a result of the inability of CCAir to reduce its operating costs and its continued history of operating losses, as well as receiving a notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2002, management at CCAir elected to cease operations on the effective date of US Airway’s cancellation. As a result, the Company took an impairment and restructuring charge of $19.8 million in fiscal 2002, including $7.8 million for future aircraft lease payments, $4.6 million in aircraft related return costs, $4.1 million to reduce the value of rotable and expendable inventory to fair value less costs to sell, $1.7 million to reduce maintenance deposits held by a lessor to net realizable value, $0.9 million to write off the value of equipment and leasehold improvements and $0.7 million of severance and other employee related liabilities. Once operations ceased, CCAir stopped making lease payments on its fleet of Dash 8–100 aircraft. CCAir subsequently returned the aircraft to the lessors. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Including these charges and reversals, CCAir had after tax net income of $8.3 million and an after tax net loss of ($21.2) million for the years ended September 30, 2003 and 2002, respectively.

      In fiscal 2004, the Company reversed certain restructuring charges recorded in fiscal 2002 by approximately $0.4 million as the recorded liabilities were no longer needed.

Shorts 360 Impairment

      Also in fiscal 2002, the Company’s sublease of two Shorts 360 aircraft the Company had been subleasing to an operator in Europe expired and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor. The remaining restructuring reserves are primarily related to the remaining lease payments and the future costs of returning these two aircraft.

      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2004 are as follows:

	Reserve			Non-	Reserve		Reversal		Non-	Reserve
	Oct. 30,		Cash	Cash	Sept. 30,		of	Cash	Cash	Sept. 30,
Description of Charge	2001	Provision	Utilized	Utilized	2002	Provision	Charges	Utilized	Utilized	2003

Restructuring:
Severance and other	$—	$(658)	$—	$—	$(658)	$—	$—	$110	$—	$(548)
Costs to return aircraft	(4,715)	(10,040)	6,648	—	(8,107)	(1,050)	4,593	2,097	250	(2,217)
Aircraft lease payments	(3,610)	(9,238)	3,610	—	(9,238)	—	7,414	120	516	(1,188)
Cancellation of maintenance agreement	(1,200)	—	1,200	—	—	—	—	—	—	—
Impairment:
Impairment of surplus inventory	—	(4,143)	—	4,143	—	—	—	—	—	—
Impairment of maintenance deposits	—	(1,682)	—	1,682	—	—	—	—	—	—
Impairment of aircraft and other property	—	(914)	—	914	—	—	—	—	—	—

Total	$(9,525)	$(26,675)	$11,458	$6,739	$(18,003)	$(1,050)	$12,007	$2,327	$766	$(3,953)

[Continued from above, first column repeated]

	Reserve			Non-	Reserve
	Sept. 30,	(Provision)	Cash	Cash	Sept. 30,
Description of Charge	2003	Reversal	Utilized	Utilized	2004

Restructuring:
Severance and other	$(548)	$482	$66	$—	$—
Costs to return aircraft	(2,217)	(2,400)	2,400	—	(2,217)
Aircraft lease payments	(1,188)	(2,398)	2,542	594	(450)
Cancellation of maintenance agreement	—	(1,179)	1,179	—	—
Impairment:
Impairment of surplus inventory	—	(4,517)	—	4,517	—
Impairment of maintenance deposits	—	(823)	—	823	—
Impairment of aircraft	—	(1,060)	—	1,060	—

Total	$(3,953)	$(11,895)	$6,187	$6,994	$(2,667)

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reserve balance of $2.7 million above is included in other accrued expenses on the accompanying consolidated balance sheets.

20.	Related Party Transactions

      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. The Company paid fees totaling $2.5 million, $1.3 million and $0.9 million to Barlow in fiscal 2004, 2003 and 2002, respectively, for arranging for leasing companies to participate in the Company’s various aircraft financings under this agreement. At September 30, 2004, Jonathan Ornstein, the Company’s Chairman of the Board and Chief Executive Officer, and George Murnane III, the Company’s Executive Vice President and Chief Financial Officer were each members of Barlow holding a 25% membership interest therein. Messrs. Ornstein and Murnane intend to dispose of their membership interest at the end of the first quarter of fiscal 2005. Distributions to the members of Barlow are determined by the members on a year-to-year basis. Substantially all of Barlow’s revenues are derived from its agreement with the Company.

      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby the Company would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds from such sales to the Company less a market-based fee. At September 30, 2003, the Company had $2.5 million in inventory on consignment with IASG. The Company had accounts receivable from IASG for the proceeds from inventory sales of $0.2 million as of September 30, 2003. During fiscal 2003 and 2002, the Company paid IASG approximately $0.4 million and $0.3 million, respectively, in commissions on sales of surplus aircraft parts. During 2003, IASG provided consultation on determining the fair value of the Company’s surplus inventory. Mr. Ronald Fogleman, a member of the Company’s Board of Directors, and Mr. Murnane were members of the board of directors of IASG during fiscal 2003 and Mr. Murnane was an executive officer of IASG before joining the Company. Messrs. Fogleman and Murnane resigned from the Board of Directors of IASG in mid 2003. In September 2003, IASG ceased operations and any inventory remaining at IASG was moved to another consignment firm.

      The Company provides reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $57,000, $61,000 and $70,000 for these services during fiscal 2004, 2003 and 2002, respectively. At September 30, 2004 and 2003, the Company had receivables from Europe-By-Air of $24,000 and $35,000, respectively. Mr. Ornstein is a major shareholder of Europe-By-Air.

      The Company uses the services of the law firm of Piper Rudnick for labor related legal services. The Company paid Piper Rudnick $0.2 million, $0.3 million and $0.6 million for legal-related services in 2004, 2003 and 2002, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Piper Rudnick.

      During fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufactures of regional airline equipment. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During 2004, 2003 and 2002, the Company paid RAP’s operating costs totaling approximately $241,000, $200,000 and $165,000, respectively. Included in these amounts are the wages and expense of Mr. Parker, which amounted to $93,000, $114,000 and $99,000 in fiscal 2004, 2003 and 2002, respectively. Since inception, the Company has financed 100% of RAP’s operations.

      In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. In fiscal 2002, the Company contributed $5.0 million in investments and the other members contributed $5.0 million in cash to form UFLY. Also during 2002, UFLY made capital distributions of $2.5 million back to the Company and $3.0 million to the

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other members. UFLY had investment gains of $28,000 and investment losses of $1.9 million during fiscal 2003 and 2002, respectively. Mr. Ornstein is a shareholder/owner and managing member of UFLY. Mr. Ornstein received no additional compensation from the Company or UFLY for his role as managing member of UFLY. UFLY’s assets were distributed and UFLY was dissolved in fiscal 2003.

      In fiscal 2003, Durango Pro-Focus used the services of the Company for pilot training. The Company billed Durango Pro-Focus $25,000 and $45,000 in fiscal year 2004 and 2003, respectively, for pilot training services. In 2004, Durango Pro-Focus was dissolved. Amounts due from Durango Pro-Focus of $70,000 were written off in fiscal 2004. Mr. Fogleman was the President and Chief Executive Officer of Durango Pro-Focus.

      The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

21.	Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. CCAir ceased operations and was dissolved in fiscal 2003. The Company has aggregated these operating segments into three reportable segments in fiscal 2004. Mesa Airlines and Freedom primarily operate the Company’s regional jets. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. CCAir, prior to ceasing operations, operated a mixed fleet of turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and UFLY, all of which support Mesa’s operating subsidiaries. MAG-AIM was established to purchase, distribute and manage the operating companies’ inventory. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.

      Mesa Airlines and Freedom provide passenger service with regional jets under revenue-guarantee contracts with America West, United, US Airways and Frontier Airlines. Mesa Airlines also provides passenger service with Dash-8 aircraft under a revenue-guarantee contract with America West and under a pro-rate contract with US Airways. As of September 30, 2004, Mesa Airlines and Freedom operated a fleet of 145 aircraft — 93 CRJs, 36 ERJs and 16 Dash-8’s.

      Air Midwest provides passenger service with Beechcraft 1900D aircraft under the revenue-guarantee contract with America West and under pro-rate contracts with US Airways and Midwest Airlines. As of September 30, 2004, Air Midwest operated a fleet of 35 Beechcraft 1900D turboprop aircraft.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company. UFLY was established for the purpose of making strategic investments in other airline’s common stock.

Year Ended	Mesa/	Air
September 30, 2004 (000’s)	Freedom	Midwest	Other	Eliminations	Total

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Depreciation and amortization	24,749	432	2,820	—	28,001
Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358
Interest expense	(16,564)	(139)	(8,645)	285	(25,063)
Interest income	851	6	591	(285)	1,163
Income (loss) before income tax and minority interest	67,311	(9,830)	45,082	(57,382)	45,181
Income tax (benefit)	28,156	(4,112)	(5,145)	—	18,899
Total assets	1,054,028	17,196	403,238	(352,923)	1,121,537
Capital expenditures (including non-cash)	474,449	243	39,527	—	514,219

Year Ended	Mesa/	Air
September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Depreciation and amortization	12,453	709	—	2,538	—	15,700
Operating income (loss)	45,537	(9,391)	11,810	44,034	(36,711)	55,279
Interest expense	(10,997)	—	(173)	(1,720)	226	(12,664)
Interest income	837	4	4	593	(275)	1,163
Income (loss) before income tax and minority interest	28,855	(6,817)	13,486	42,253	(36,757)	41,020
Income tax (benefit)	10,794	(2,353)	5,165	16,182	(14,078)	15,710
Total assets	610,228	19,073	441	310,095	(222,901)	716,936
Capital expenditures (including non-cash)	408,467	121	—	21,421	—	430,009

Year Ended	Mesa/	Air
September 30, 2002 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$372,370	$94,333	$24,335	$5,745	$—	$496,783
Depreciation and amortization	8,534	3,492	485	1,639	—	14,150
Operating income (loss)	24,621	2,125	(34,083)	777	—	(6,560)
Interest expense	(1,385)	(5,364)	(1,375)	141	—	(7,983)
Interest income	125	2	35	1,380	—	1,542
Income (loss) before income tax and minority interest	23,105	(3,475)	(35,431)	(604)	—	(16,405)
Income tax (benefit)	6,053	(933)	(9,515)	(159)	—	(4,554)
Total assets	271,865	22,488	6,710	359,557	(261,459)	399,161
Capital expenditures (including non-cash)	49,867	2,001	987	2,900	—	55,755

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the annual period covered by this report but also noted certain weaknesses in the control environment. These result from recent turnover/advancement of accounting, inventory/purchasing and internal audit personnel and the domination of management by a small group. We are dedicating resources to correct these issues and are in the process of implementing the necessary corrections. Certain weaknesses were noted in our previous filing related to expendable and rotable parts and the accounting for interim financing arrangements which have been corrected. The Company has also implemented a contract review process to ensure that provisions of our contractual obligations are appropriately reflected in our consolidated financial statements. Other than the above issues, there were no changes in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

      All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2005 annual meeting of stockholders anticipated to be held February 8, 2005, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2005 annual meeting of stockholders.

Item 11.	Executive Compensation

      The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2005 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2005 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2005 annual meeting of stockholders.

Item 14.	Principal Accountants Fees and Services

      Information regarding principal accounting fees and services is incorporated herein by reference to the information under the heading “Disclosure Of Audit And Non-Audit Fees” contained in the Proxy Statement for our 2005 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement, Schedules

      (A) Documents filed as part of this report:

1. Reference is made to Item 8 hereof.

2. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. Listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

Exhibit
Number	Description	Reference

4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-Q for fiscal year ended September 30, 2003
5.3	Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference
5.5	Deferred Compensation Plan	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Code-share and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.3	First Amendment to Code-share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for Fiscal year ended September 30, 2002 and incorporated herein by reference
10.4	Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5	Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.6	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.7		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997
10.8		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.13		Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13(1) to the Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.14		Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3(1) to the Form 10-Q for the quarter ended March 31, 2004
10.15		Eighth Amendment to Service Agreement dated as of January 30, 2004, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4(1) to the Form 10-Q for the quarter ended March 31, 2004
10.16		Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16(1) to the Form 10-K for Fiscal year ended September 30, 2004 and incorporated herein by reference
10	.17(1)(2)	Amended and Restated United Express Agreement between United Airlines, Inc. and Mesa Air Group, Inc.	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2004 and refiled herewith

Exhibit
Number	Description	Reference

10.18	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.19	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001
10.20	Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004
10.21	Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004
10.22	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.23	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001
10.24	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended	Filed as Exhibit 10.22 to Registrant’s Form 10-K for the year ended September 30, 2002
18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)The Company has sought confidential treatment of portions of the referenced exhibits.

(2)	The Company is refiling this Exhibit to include previously redacted language regarding the termination date of the agreement.

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

George Murnane III
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 13, 2004

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONATHAN G. ORNSTEIN, BRIAN S. GILLMAN and GEORGE MURNANE III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 13, 2004

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 13, 2004

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	December 13, 2004

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 13, 2004

/s/ JULIE SILCOCK Julie Silcock	Director	December 13, 2004

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 13, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by Reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors executing a signature page thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on The signature pages thereto, and Merrill Lynch & Co., a representative of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.4 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024.	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024.	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

Exhibit
Number	Description	Reference

5.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 19, 1998
5.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-Q for fiscal year ended September 30, 2003
5.3	Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
5.4	Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference
5.5	Deferred Compensation Plan	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.1	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.2	Code-share and Revenue Sharing Agreement, dated as of February 1, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.3	First Amendment to Code-share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for Fiscal year ended September 30, 2002 and incorporated herein by reference
10.4	Second Amendment to Code-share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5	Third Amendment to Code-share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.6	Fourth Amendment to Code-share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6(1) to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.7	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-Q for the quarter ended December 31, 1997
10.8	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.9		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.10		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.12		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.13		Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13(1) to the Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.14		Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3(1) to the Form 10-Q for the quarter ended March 31, 2004
10.15		Eighth Amendment to Service Agreement dated as of January 30, 2004, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4(1) to the Form 10-Q for the quarter ended March 31, 2004
10.16		Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16(1) to the Form 10-K for Fiscal year ended September 30, 2004 and incorporated herein by reference
10	.17(1)(2)	Amended and Restated United Express Agreement between United Airlines, Inc. and Mesa Air Group, Inc.	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2004 and refiled herewith
10.18		Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001
10.19		Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for the year ended September 30, 2001
10.20		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004

Exhibit
Number	Description	Reference

10.21	Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004
10.22	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.23	Form of Employment Agreement entered into by and between the Registrant and Carter Leake and Brian Gillman	Filed as Exhibit 10.26 to Registrant’s Form 10-K for the year ended September 30, 2001
10.24	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended	Filed as Exhibit 10.22 to Registrant’s Form 10-K for the year ended September 30, 2002
18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s form 10-K for the year ended September 30, 2001
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)  The Company has sought confidential treatment of portions of the referenced exhibits.

(2)	The Company is refiling this Exhibit to include previously redacted language regarding the termination date of the agreement.