Form 10-Q
period 2004-12-31
MESA AIR GROUP INC
filed 2005-02-09
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended December 31, 2004

or

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
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      On February 1, 2005, the registrant had outstanding 30,395,074 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
MESA AIR GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	December 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
Operating revenues:
Passenger	$256,388	$181,323
Freight and other	8,416	6,230

Total operating revenues	264,804	187,553

Operating expenses:
Flight operations	79,223	64,684
Fuel	67,113	35,932
Maintenance	48,606	36,694
Aircraft and traffic servicing	16,777	13,824
Promotion and sales	1,346	1,648
General and administrative	15,533	17,091
Depreciation and amortization	9,173	6,083
Impairment and restructuring charges (credits)	(1,257)	—

Total operating expenses	236,514	175,956

Operating income	28,290	11,597

Other income (expense):
Interest expense	(8,741)	(5,484)
Interest income	593	217
Other income (expense)	2,349	703

Total other expense	(5,799)	(4,564)

Income before income taxes	22,491	7,033
Income taxes	8,615	2,896

Net income	$13,876	$4,137

Income per common share:
Basic	$0.47	$0.13
Diluted	$0.32	$0.12
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004

	(Unaudited)
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$222,025	$220,885
Marketable securities	20,788	10,747
Restricted cash	9,715	9,484
Receivables, primarily traffic, net	18,496	30,744
Income tax receivable	1,511	1,466
Expendable parts and supplies, net	32,922	34,790
Prepaid expenses and other current assets	44,027	43,907
Deferred income taxes	8,823	8,855

Total current assets	358,307	360,878
Property and equipment, net	720,076	697,425
Lease and equipment deposits	26,903	31,342
Deferred income taxes	—	5,342
Other assets	35,242	26,550

Total assets	$1,140,528	$1,121,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$27,248	$21,850
Short-term debt	130,193	230,969
Accounts payable	46,082	46,821
Air traffic liability	2,582	2,585
Accrued compensation	6,975	7,284
Income taxes payable	410	456
Other accrued expenses	27,507	34,867

Total current liabilities	240,997	344,832
Long-term debt, excluding current portion	657,181	550,613
Deferred credits	70,810	71,451
Deferred income tax liability	3,273	—
Other noncurrent liabilities	26,818	25,737

Total liabilities	999,079	992,633

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid–in capital, 75,000,000 shares authorized; 29,761,259 and 30,066,777 shares issued and outstanding, respectively	106,548	108,173
Retained earnings	37,551	23,675
Unearned compensation on restricted stock	(2,650)	(2,944)

Total stockholders’ equity	141,449	128,904

Total liabilities and stockholders’ equity	$1,140,528	$1,121,537

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	December 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$13,876	$4,137
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,173	6,083
Tax benefit-stock compensation	45	83
Impairment and restructuring charges (credits)	(1,257)	—
Deferred income taxes	8,614	2,469
Unrealized (gain) loss on investment securities	(3,322)	510
Amortization of deferred credits	(1,740)	(1,649)
Amortization of restricted stock awards	294	—
Provision for obsolete expendable parts and supplies	300	300
Provision for doubtful accounts	1,340	696
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(6,719)	1,972
Restricted cash	(231)	(9,268)
Receivables	10,908	1,701
Income tax receivables	(45)	—
Expendable parts and supplies	1,568	(2,283)
Prepaid expenses and other current assets	1,006	6,806
Accounts payable	(739)	1,384
Income taxes payable	(13)	(896)
Other accrued liabilities	(5,334)	(4,710)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	27,724	7,335

Cash Flows from Investing Activities:
Capital expenditures	(21,279)	(10,561)
Acquisition of Midway assets, net	—	(9,160)
Proceeds from sale of rotable and expendable inventory	—	385
Change in other assets	(1,972)	218
Net returns (payments) of lease and equipment deposits	3,313	1,129

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,938)	(17,989)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(6,075)	(3,244)
Proceeds from exercise of stock options	227	373
Common stock purchased and retired	(1,897)	—
Proceeds from receipt of deferred credits	1,099	464

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,646)	(2,407)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,140	(13,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	220,885	152,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222,025	$139,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,967	$7,268
Cash paid for income taxes, net	155	1,265
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$26,578	$25,295
Aircraft and debt permanently financed as operating leases	—	122,592
Long-term debt assumed in Midway asset purchase	—	24,109
(Concluded)
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation
      The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
      The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Aircraft Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Segment Reporting
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating subsidiaries into three reportable segments: Mesa, Air Midwest/ Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft. Air Midwest and Freedom operate the Company’s Beech 1900 turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Prior to October 2004, the Company operated regional jets in both Mesa and Freedom. In October 2004, the Company completed its transition of regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As such, the Company has reagreggated Freedom with Air Midwest beginning in the first quarter of fiscal 2005. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.
      Mesa Airlines provides passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines’ code-share agreement with Frontier terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of December 31, 2004, Mesa Airlines operated a fleet of 148 aircraft — 96 CRJs, 36 ERJs and 16 Dash-8s.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Air Midwest and Freedom provide passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines as well as independent operations as Mesa Airlines. As of December 31, 2004, Air Midwest and Freedom operated a fleet of 33 Beechcraft 1900D turboprop aircraft.
      The Other category consists of Mesa Air Group (holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement company.

Three Months Ended		Air Midwest/
December 31, 2004 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$240,809	$21,797	$80,466	$(78,268)	$264,804
Depreciation and amortization	8,175	72	926	—	9,173
Operating income (loss)	28,747	(1,439)	13,414	(12,432)	28,290
Interest expense	(6,122)	—	(2,763)	144	(8,741)
Interest income	586	3	148	(144)	593
Income (loss) before income tax	27,185	(1,466)	9,204	(12,432)	22,491
Income tax (benefit)	10,412	(562)	(1,235)	—	8,615
Total assets	1,063,349	17,372	427,346	(367,540)	1,140,528
Capital expenditures (including non-cash)	27,179	—	20,678	—	47,857

Three Months Ended	Mesa/
December 31, 2003 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$165,079	$21,160	$81,463	$(80,149)	$187,553
Depreciation and amortization	5,221	176	686	—	6,083
Operating income (loss)	20,803	(2,697)	6,364	(12,873)	11,597
Interest expense	(3,802)	(42)	(1,640)	—	(5,484)
Interest income	65	2	150	—	217
Income (loss) before income tax	17,742	(2,671)	4,835	(12,873)	7,033
Income tax (benefit)	6,104	(1,101)	3,197	(5,304)	2,896
Total assets	53,639	15,105	338,895	(264,241)	643,398
Capital expenditures (including non-cash)	27,857	44	7,955	—	35,856

3.	Investments
      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.
      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $20.8 million in marketable securities that include common equity

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
securities of companies operating in the airline industry, US treasury notes and corporate bonds. These investments are classified as trading securities and accordingly, are carried at market value with changes in value reflected in the current period operations.
      In the past, the Company has entered into short positions on common equity securities when management believed that the Company could capitalize on downward moves in particular securities and as a hedge against its investment in common stocks of other airlines. Furthermore, by taking a short position in other airline’s common stock, the Company effectively hedged against downturns in the airline industry. Unlike traditional investing where the investor’s risk is limited to the amount of their investment, when stocks are sold short, there is no limit to the potential price appreciation of the stock thus there is no limit to the investor’s loss. The Company marks short positions to market at each reporting period with the associated gain or loss in value reflected in other income (expense) in the statement of operations. As of December 31, 2004, the Company had no liabilities related to short positions. Unrealized gains (losses) relating to trading securities held at December 31, 2004 and September 30, 2004, were $1.9 million and ($1.7) million, respectively.

4.	Restricted Cash
      At December 31, 2004, the Company had $9.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $4.4 million of outstanding letters of credit at December 31, 2004 are collateralized by amounts on deposit. The Company also maintained $5.3 million on deposit with another financial bank to collateralize its direct deposit payroll obligations.

5.	Accounts Receivable from Code-Share Partners
      The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the three months ended December 31, 2004, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 65% and 59% of total gross accounts receivable at December 31, 2004 and September 30, 2004, respectively.

6.	Deferred Credits
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

7.	Short-Term Debt
      At December 31, 2004 and September 30, 2004, the Company had $130.2 million and $231.0 million, respectively, in notes payable for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. These interim financings agreements are eleven months in length and provide for monthly interest only payments at LIBOR plus three percent for six months. The Company must also make $75,000 principal payments in months seven through ten and the balance is due after 11 months. Should the Company not permanently finance the aircraft

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
at maturity, the maturity date may be extended without default and the manufacturer shall purchase, or arrange for another party to purchase, the portion of the debt not held by the manufacturer until such time as acceptable permanent financing is obtained. The Company’s interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor when market lease rates permit. Upon permanent financing as a lease, the proceeds from the sale-leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on sale-leaseback transactions is deferred and amortized over the life of the lease.
      During the quarter ended December 31, 2004, the Company placed five aircraft on permanent financing as debt with a bank, resulting in $118.0 million being recharacterized from short-term debt to long-term debt. The Company had five aircraft on interim financing at December 31, 2004.
      As of December 31, 2004, our growth strategy involves the acquisition of 13 more Bombardier regional jets during the remainder of fiscal 2005. As of December 31, 2004, we had permanently financed 35 of the 40 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. As of December 31, 2004, we are obligated under our code-share agreements to place an additional 13 CRJ 900 regional jets over the next 9 months. As of December 31, 2004, we have firm orders with Bombardier for an additional 20 regional jets.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Notes Payable and Long-Term Debt
      Long-term debt consisted of the following:

	December 31,	September 30,
	2004	2004

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$362,135	$248,135
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 2.91% to 7.15% at December 31, 2004, collateralized by the underlying aircraft	92,729	93,900
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	25,307	25,758
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	2,971	3,363
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	951	961
Other	224	234

Total debt	684,429	572,463
Less current portion	(27,248)	(21,850)

Long-term debt	$657,181	$550,613

9.	Earnings Per Share
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

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Three Months Ended
	December 31,

	2004	2003

Share calculation:
Weighted average shares outstanding — basic	29,779	31,743
Effect of dilutive outstanding stock options and warrants	543	1,864
Effect of restricted stock	428	—
Effect of dilutive outstanding convertible debt due 2023 and 2024	16,933	10,011

Weighted average shares outstanding — diluted	47,683	43,618

Adjustments to net income:
Net income	$13,876	$4,137
Interest expense on convertible debt, net of tax	1,524	1,008

Adjusted net income	$15,400	$5,145

      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share. The Company adopted the provisions of EITF Issue No. 04-08 in the current period, and as such, included our 3.625% senior convertible notes due 2024 in the calculation of dilutive earnings per share. EITF Issue No. 04-08 requires the restatement of prior period diluted earnings per share amounts. Our 3.625% senior convertible notes due 2024 were issued in February 2004, thus diluted earnings per share amounts for the quarter ended December 31, 2003 did not need to be restated. We will restate our previously reported diluted earnings per share for the second, third and fourth quarters of fiscal 2004 to include the dilutive impact of the 3.625% senior convertible notes.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.	Stock Repurchase Program
      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to approximately 3.4 million shares of the outstanding common stock of the Company. In January 2001, October 2002 and October 2004, the Company’s Board amended the original plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. As of December 31, 2004, the Company has acquired and retired approximately 6.6 million shares of its outstanding common stock at an aggregate cost of approximately $38.5 million leaving approximately 1.8 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. The Company repurchased the following shares for $1.9 million during the three months ended December 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

October 2004	346,851	$5.57	346,851	1,809,705
November 2004	—	—	—	—
December 2004	—	—	—	—

Total	346,851	$5.57	346,851	1,809,705

11.	Beechcraft 1900D Cost Reductions
      On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended December 31, 2004 and 2003.
      In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. At December 31, 2004, Raytheon has vested in and exercised its option to purchase all 233,068 warrants.

12.	Impairment of Long-Lived Assets

Shorts 360 Impairment
      The Company took a charge for $3.6 million in fiscal 2002 to accrue for the remaining lease payments of two Shorts 360 aircraft and the future costs of returning these aircraft to the lessor. These leases expire in March 2005.
      Subsequent to December 31, 2004, the Company entered into an agreement with the lessor for the early return of these two aircraft. The agreement included the elimination of the aircraft return conditions. As a result, the Company reduced its reserve for the costs to return these aircraft to the agreed upon amount at December 31, 2004. At December 31, 2004, the Company had $1.0 million of accrued aircraft return costs and $0.3 million of accrued aircraft lease payments recorded with respect to this impairment.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The changes in the impairment and restructuring charges for the periods ended December 31, 2004 and 2003 are as follows:

	Reserve	Non		Reserve
	Oct. 1,	Cash	Cash	Dec. 31,
Description of Charge	2003	Utilized	Utilized	2003

Restructuring:
Severance and other	$(548)	$—	$44	$(504)
Costs to return aircraft	(2,217)	—	—	(2,217)
Aircraft lease payments	(1,188)	129	36	(1,023)

Total	$(3,953)	$129	$80	$(3,744)

	Reserve	Reversal	Non		Reserve
	Oct. 1,	of	Cash	Cash	Dec. 31,
Description of Charge	2004	Charges	Utilized	Utilized	2004

Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$—	$—	$(1,030)
Aircraft lease payments	(450)	70	77	36	(267)

Total	$(2,667)	$1,257	$77	$36	$(1,297)

      The reserve balance of $1.3 million above is included in accrued expenses on the accompanying consolidated balance sheets.

13.	Other Income (Expense)
      Other income includes investment income (losses) from the Company’s portfolio of aviation related securities of approximately $3.3 million for the three months ended December 31, 2004.

14.	Stockholders’ Equity
      The Company applies the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148,

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
“Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended

	December 31,	December 31,
	2004	2003

	(In thousands)
Net income as reported	$13,876	$4,137
Stock-based employee compensation cost, net of tax	(149)	(128)

Pro forma net income	$13,727	$4,009

Interest expense on convertible debt, net of tax	$1,524	$1,008

Adjusted pro forma net income	$15,251	$5,017

Net income per share — Basic:
As reported	$0.47	$0.13

Pro forma	$0.46	$0.13

Net income per share — Diluted:
As reported	$0.32	$0.12

Pro forma	$0.32	$0.12

15.	Commitments and Contingencies
      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of December 31, 2004, the Company has taken delivery of all the aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company exercised its option to convert options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). In addition to the firm orders, Mesa has an option to acquire an additional 60 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at December 31, 2004. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).
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

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16.	New Accounting Pronouncement
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

17.	Reclassifications
      Certain 2004 amounts previously reported have been reclassified to conform with the 2005 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
GENERAL
      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 177 cities in 41 states, the District of Columbia, Canada, Mexico and the Bahamas. At December 31, 2004, Mesa operated a fleet of 181 aircraft with over 1,000 daily departures.
      Mesa’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue sharing agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share and revenue guarantee agreement with United Airlines, Inc. (“United Airlines” or “United”) and as US Airways Express under a code-share and revenue guarantee agreement with US Airways, Inc. (“US Airways”). Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-share agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of the Company, operates as America West express under a code-share agreement with America West.
      Approximately 99% of our consolidated passenger revenues for the three months ended December 31, 2004 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Midwest Airlines, United Airlines and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.
      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.
      The following tables set forth quarterly comparisons for the periods indicated below:
OPERATING DATA

	Three Months Ended

	December 31, 2004	December 31, 2003

Passengers	3,082,610	2,101,600
Available seat miles (000’s)	1,986,457	1,456,787
Revenue passenger miles (000’s)	1,419,478	990,939
Load factor	71.5%	68.0%
Yield per revenue passenger mile (cents)	18.7	18.9
Revenue per available seat mile (cents)	13.3	12.9
Operating cost per available seat mile (cents)	11.9	12.1
Average stage length (miles)	373	374
Number of operating aircraft in fleet	181	158
Gallons of fuel consumed	48,032,153	36,183,273
Block hours flown	139,448	114,316
Departures	96,760	80,871
CONSOLIDATED FINANCIAL DATA

	Three Months Ended

	December 31, 2004		December 31, 2003

	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.0	29.9%	4.4	34.5%
Fuel	3.4	25.3%	2.5	19.2%
Maintenance	2.4	18.4%	2.5	19.6%
Aircraft and traffic servicing	0.8	6.3%	0.9	7.4%
Promotion and sales	0.1	0.5%	0.1	0.9%
General and administrative	0.8	5.9%	1.2	9.1%
Depreciation and amortization	0.5	3.5%	0.4	3.2%
Impairment and restructuring charges (credits)	(0.1)	(0.5)%	—	—

Total operating expenses	11.9	89.3%	12.1	93.8%
Interest expense	0.4	3.3%	0.4	3.1%
      Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended December 31, 2004 (000’s)

		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$240,809	$21,797	$80,466	$(78,268)	$264,804
Total operating expenses	212,062	23,236	67,052	(65,836)	236,514

Operating income (loss)	28,747	(1,439)	13,414	(12,432)	28,290

	Three Months Ended December 31, 2003 (000’s)

	Mesa/	Air
	Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$165,079	$21,160	$81,463	$(80,149)	$187,553
Total operating expenses	144,276	23,858	75,098	(67,276)	175,956

Operating income (loss)	20,803	(2,698)	6,365	(12,873)	11,597

RESULTS OF OPERATIONS

For the three months ended December 31, 2004 versus the three months ended December 31, 2003

Operating Revenues
      In the quarter ended December 31, 2004, operating revenue increased by $77.3 million, or 41.2%, from $187.6 million to $264.8 million. The increase in revenue is primarily attributable to a $78.1 million increase in revenue associated with the operation of 28 additional regional jets flown by Mesa compared to the quarter ended December 31, 2003. Offsetting this increase was a net decrease in revenue of approximately $1.8 million at Air Midwest and Freedom. The decrease in revenue at Air Midwest and Freedom was primarily comprised of a $3.0 million decrease in passenger revenue, which was offset by a $1.3 million increase in Essential Air Program subsidies. The decrease in passenger revenue was due to a reduction of 9 Beechcraft 1900D aircraft from 42 in December 2003 to 33 in December 2004.

Operating Expenses

Flight Operations
      In the quarter ended December 31, 2004, flight operations expense increased $14.5 million, or 22.5%, to $79.2 million from $64.7 million for the quarter ended December 31, 2003. On an ASM basis, flight operations expense decreased 9.1% to 4.0 cents per ASM in the quarter ended December 31, 2004 from 4.4 cents per ASM in the quarter ended December 31, 2003. The increase in expense is consistent with the increased capacity from the regional jets added to Mesa and Freedom’s fleet since last year. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Fuel
      In the quarter ended December 31, 2004, fuel expense increased $31.2 million, or 86.8%, to $67.1 million from $35.9 million for the quarter ended December 31, 2003. On an ASM basis, fuel expense increased 36.0% to 3.4 cents per ASM in the quarter ended December 31, 2004 from 2.5 cents per ASM in the quarter ended December 31, 2003. Into-plane fuel cost increased 40% per gallon, resulting in a $14.4 million unfavorable price variance and consumption increased 33% resulting in a $16.5 million unfavorable volume variance (excluding fuel used in other operations). The increase in volume was due to the additional regional jets added to the fleet. In the quarter ended December 31, 2004, approximately 93% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In the quarter ended December 31, 2004, maintenance expense increased $11.9 million, or 32.5%, to $48.6 million from $36.7 million for the quarter ended December 31, 2003. On an ASM basis, maintenance expense decreased 4.0% to 2.4 cents per ASM in the quarter ended December 31, 2004 from 2.5 cents per ASM in the quarter ended December 31, 2003. Mesa’s maintenance expense increased $14.4 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset by a $0.5 million decrease at Air Midwest and Freedom as a result of reductions in its fleet. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into the Company’s fleet.

Aircraft and Traffic Servicing
      In the quarter ended December 31, 2004, aircraft and traffic servicing expense increased by $3.0 million, or 21.4%, to $16.8 million from $13.8 million for the quarter ended December 31, 2003. On an ASM basis, aircraft and traffic servicing expense decreased 11.1% to 0.8 cents per ASM in the quarter ended December 31, 2004 from 0.9 cents per ASM in the quarter ended December 31, 2003. The increase in expense is primarily related to a 19.6% increase in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Promotion and Sales
      In the quarter ended December 31, 2004, promotion and sales expense decreased $0.3 million, or 18.3%, to $1.3 million from $1.6 million for the quarter ended December 31, 2003. On an ASM basis, promotion and sales expense remained flat at 0.1 cents per ASM in the quarters ended December 31, 2004 and 2003. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest and Freedom under the Company’s pro-rate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative
      In the quarter ended December 31, 2004, general and administrative expense decreased $1.6 million, or 9.1%, to $15.5 million from $17.1 million for the quarter ended December 31, 2003. On an ASM basis, general and administrative expense decreased 33.3% to 0.8 cents per ASM in quarter ended December 31, 2004 from 1.2 cents per ASM in the quarter ended December 31, 2003. The decrease in expense includes a reduction of $5.3 million in costs associated with the failed merger with Atlantic Coast Airlines, Inc., offset by a $0.6 million increase in bad debt expense as the Company increased its allowance for doubtful accounts by $1.4 million, a $0.7 million increase in passenger liability insurance associated with increases in the Company’s fleet, a $0.6 million increase in property taxes associated with increases in the Company’s fleet and a $0.6 million increase in administrative wages and benefits as a result of increased headcount.

Depreciation and Amortization
      In the quarter ended December 31, 2004, depreciation and amortization expense increased $3.1 million, or 50.8%, to $9.2 million from $6.1 million for the quarter ended December 31, 2003. On an ASM basis, depreciation expense increased 25.0% to 0.5 cents per ASM in quarter ended December 31, 2004 from 0.4 cents per ASM in the quarter ended December 31, 2003. The increase in expense is primarily due to the purchase of 11 regional jets in 2004, the acquisition of two CRJ200 aircraft acquired as part of the purchase of Midway assets, depreciation of aircraft on interim financing and an increase in rotable aircraft inventory at MAG-AIM.

Impairment and Restructuring Charges (Credits)
      In the quarter ended December 31, 2004, the Company reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.

Interest Expense
      In the quarter ended December 31, 2004, interest expense increased $3.2 million, or 59.4%, to $8.7 million from $5.5 million for the quarter ended December 31, 2003. On an ASM basis, interest expense remained flat at 0.4 cents per ASM in the quarters ended December 31, 2004 and 2003. The increase in interest expense is primarily comprised of $0.9 million in interest on the senior convertible notes that were issued in February 2004 and an increase of $1.3 million in interest on interim and permanently financed aircraft debt.

Other Income (Expense)
      In the quarter ended December 31, 2004, other income (expense) increased $1.6 million, or 234.1%, to $2.3 million from $0.7 million for the quarter ended December 31, 2003. In the quarter ended December 31, 2004, other income is primarily comprised of investment income of $3.3 million related to the Company’s portfolio of aviation related securities, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft offset by $4.1 million in lease return costs on the EMB120s.
      In the quarter ended December 31, 2003, other income is primarily comprised of investment income of $0.8 million related to the Company’s portfolio of aviation related securities.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
      At December 31, 2004, we had cash, cash equivalents, and marketable securities (including restricted cash) of $252.5 million, compared to $241.1 million at September 30, 2004. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
      Sources of cash included $37.5 million provided from operations and $3.3 million in returned security deposits.
      Uses of cash included capital expenditures of $21.3 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $6.1 million in principal payments on long-term debt and $1.9 million in purchases of the Company’s outstanding common stock.
      As of December 31, 2004, we had receivables of approximately $18.5 million (net of an allowance for doubtful accounts of $8.0 million), compared to receivables of approximately $30.7 million (net of an allowance for doubtful accounts of $7.1 million) as of September 30, 2004. The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House. The decrease is primarily a result of collection of amounts due from Raytheon and collections from our code-share partners. Accounts receivable from our code-share partners was 65% of total gross accounts receivable at December 31, 2004.

Operating Leases
      We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2004, we leased 130 aircraft with remaining lease terms ranging from 1 to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at December 31, 2004.

Interim and Permanent Aircraft Financing Arrangements
      At December 31, 2004, we had $130.2 million, in notes payable for aircraft on interim financing. Under interim financing arrangements, we takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. These interim financings agreements are eleven months in length and provide for monthly interest only payments at LIBOR plus three percent for six months. The Company must also make $75,000 principal payments in months seven through ten and the balance is due after 11 months. Should the Company not permanently finance the aircraft at maturity, the maturity date may be extended without default and the manufacturer shall purchase, or arrange for another party to purchase, the portion of the debt not held by the manufacturer until such time as acceptable permanent financing is obtained. The Company’s interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. After taking delivery of the aircraft, it is our intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor when market lease rates permit. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

Other Indebtedness and Obligations
      At December 31, 2004, the Company had $9.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $4.4 million of outstanding letters of credit were collateralized by amounts on deposit at December 31, 2004. The Company also maintained $5.3 million on deposit with another financial bank to collateralize its direct deposit payroll.
      In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.
      Our Board of Directors has authorized us to repurchase up to 8.4 million shares of our outstanding common stock (including 2.0 million shares authorized on October 22, 2004). As of December 31, 2004, we acquired and retired approximately 6.6 million shares of our outstanding common stock at an aggregate cost of approximately $38.5 million, leaving approximately 1.8 million shares available for repurchase under the existing Board authorizations. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other considerations.
Contractual Obligations
      As of December 31, 2004, we had $684.4 million of long-term debt (including current maturities). This amount consisted of $454.9 million in notes payable related to owned aircraft, $200.1 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $29.4 million in other miscellaneous debt.

      The following table sets forth our cash obligations as of December 31, 2004.

	Payment Due by Period

Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	In thousands:
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$28,321	$37,587	$37,383	$37,179	$36,949	$343,882	$521,301
Senior convertible debt notes — 2.4829% (assuming no conversions)	3,129	6,257	6,257	6,257	—	100,112	122,012
Senior convertible debt notes — 2.115% (assuming no conversions)	3,625	3,625	3,625	3,625	1,813	100,000	116,313
Notes payable related to B1900Ds	7,441	9,921	9,921	9,921	9,921	61,887	109,012
Note payable related to CRJ200s(2)	2,425	3,000	3,000	3,000	3,000	20,952	35,377
Note payable to manufacturer	445	870	1,824	—	—	—	3,139
Mortgage note payable	82	109	109	109	109	1,036	1,554
Other	57	61	25	25	25	75	268

Total long-term debt	45,525	61,430	62,144	60,116	51,817	627,944	908,976

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	7,532	10,095	9,894	9,707	9,491	168,578	215,297

Payments under operating leases:
Cash aircraft rental payments(2)	155,200	191,726	183,842	168,898	166,583	1,133,452	1,999,701
Lease payments on equipment and operating facilities	654	844	679	703	705	2,450	6,035

Total lease payments	155,854	192,570	184,521	169,601	167,288	1,135,902	2,005,736

Future aircraft acquisition costs(3)	325,000	175,000	—	—	—	—	500,000

Total	$533,911	$439,095	$256,559	$239,424	$228,596	$1,932,424	$3,630,009

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, the Company has assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future.
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
      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For further discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Form 10-K, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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
      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the quarters ended December 31, 2004 and 2003 were $56.3 million and $38.1 million, respectively, and has been included in passenger revenue on the Company’s statements of income.
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

Allowance for Doubtful Accounts
      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $8.0 million and $7.1 million at December 31, 2004 and September 30, 2004, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs
      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At December 31, 2004 and September 2004, the Company accrued $2.4 million and $2.2 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets
      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2004, the Company had no valuation allowance for deferred tax assets as it believes it will generate sufficient taxable income in the future to realize its recorded deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2004, 2003 and 2002 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from the Company’s expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT
      The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2004:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	December 31, 2004	Capacity

Canadair 200/100 Regional Jet	2	54	56	56	50
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	11	14	25	25	86
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	—	35	33	19
Dash 8-200	—	16	16	16	37

Total	53	130	183	181

      The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900	CRJ-
		Firm	Firm	700/900	ERJ-145	ERJ-145	Cumulative
	CRJ-200/100	Orders	Orders	Options	Firm Orders	Options	Total

Delivered:
At 12/31/2004	56	15	25	—	36	—	132
Scheduled deliveries:
Fiscal 2005	—	—	13	7	—	—	152
Fiscal 2006	—	—	7*	5	—	2	166
Fiscal 2007	—	—	—	8	—	12	186
Fiscal 2008	—	—	—	—	—	12	198
Fiscal 2009	—	—	—	—	—	12	210
Fiscal 2010 and beyond	—	—	—	40	—	7	257

Total	56	15	45	60	36	45

*	The Company has the right to convert a portion of these CRJ-900 aircraft to CRJ-700 aircraft at a later date.

CRJ Program
      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.
      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. We have accepted delivery of 15 CRJ-700s under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of September 30, 2004, have taken delivery of 25 CRJ-900 aircraft. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, we had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2004.
      In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.
      Also in 2004, the Company acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.

ERJ Program
      As of December 31, 2004, we operated 36 Embraer 145 aircraft.

Beechcraft 1900D
      As of December 31, 2004, we owned 35 Beechcraft 1900D aircraft and were operating 33 of these aircraft. In October 2004 the Company entered into an agreement to lease four of its Beechcraft 1900D aircraft operated by Air Midwest to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida. These aircraft and three other Beech 1900s were taken out of the Company’s Florida operations in the first quarter. The Company also signed a Letter of Intent to lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co.

Dash-8
      As of December 31, 2004, we operated 16 leased Dash-8 aircraft.

Aircraft Financing Relationships with the Manufacturer
      It is customary business practice to enter into interim financing with the manufacturer. Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Occasionally the Company will permanently finance aircraft with long-term debt, but it is our current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has five aircraft on interim financing. These interim financings agreements are eleven months in length and provide for monthly interest only payments at LIBOR plus three percent for six months. The Company must also make $75,000 principal payments in months seven through ten and the balance is due after 11 months. Should the Company not permanently finance the aircraft at maturity, the maturity date may be extended without default and the manufacturer shall purchase, or arrange for another party to purchase, the portion of the debt not held by the manufacturer until such time as acceptable permanent financing is obtained. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.
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
      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the quarter ended December 31, 2004, our America West code-share agreement accounted for 41% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 34% of our consolidated passenger revenues and our United code-share agreement accounted for 24% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.
      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 34% of our consolidated passenger revenue for the quarter ended December 31, 2004, has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The financial performance of US Airways and United could directly affect their ability to perform under our code-share agreements with them. Additionally, US Airways has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to terminate this agreement. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

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

      At December 31, 2004, we had approximately 4,700 employees, a significant number of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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
      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 93% of our fuel costs for the quarter ended December 31, 2004 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

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
      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of December 31, 2004 the average age of our regional jet fleet is 2.8 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.
      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the quarter ended December 31, 2004, our debt service payments totaled $21.7 million and our lease payments totaled $36.5 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.0 billion at December 31, 2004. As of December 31, 2004, our growth strategy involves the acquisition of 13 more Bombardier regional jets during the remainder of fiscal 2005. As of December 31, 2004, we had permanently financed 35 of the 40 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.
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
      As of December 31, 2004, we are obligated under our code-share agreements to place an additional 13 CRJ 900 regional jets over the next 9 months. As of December 31, 2004, we have firm orders with Bombardier for an additional 20 regional jets. We also have options to acquire an additional 19 regional jets that are exercisable through 2007 and 40 regional jets that are exercisable in 2010 and beyond.
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
      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline following this Form 10-Q, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our common stock following this Form 10-Q;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.
      There have been no material changes in the Company’s market risk since September 30, 2004.

Item 4.	Controls and Procedures.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report but also noted certain weaknesses in the control environment. These resulted from recent turnover/advancement of accounting, inventory/purchasing and internal audit personnel and the domination of management by a small group. We continue to dedicate resources to correct these issues and to implement the necessary corrections. Other than these issues, there were no changes in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
* * *
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (A) None
      (B) None
      (C) On December 23, 1999, the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001, October 24, 2002 and October 12, 2004 the Board of Directors amended the original plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. As of December 31,

2004, the Company has acquired and retired 6.6 million shares of our outstanding common stock at an aggregate cost of approximately $38.5 million, leaving 1.8 million shares available for repurchase under the existing Board authorizations, which is open ended. The Company repurchased the following shares during the three months ended December 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price	Part of Publicly	be Purchased under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

October 2004	346,851	$5.57	346,851	1,809,705
November 2004	—	—	—	—
December 2004	—	—	—	—

Total	346,851	$5.57	346,851	1,809,705

Item 3.	Defaults upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to vote for Security Holders.
      None

Item 5.	Other Information.
      None

Item 6.	Exhibit.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO
Dated: February 9, 2005

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