Form 10-Q
period 2005-03-31
MESA AIR GROUP INC
filed 2005-05-10
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2005

or

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
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      On May 2, 2005, the registrant had outstanding 30,074,943 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues:
Passenger	$255,530	$202,549	$511,917	$383,872
Freight and other	8,286	7,115	16,703	13,345

Total operating revenues	263,816	209,664	528,620	397,217

Operating expenses:
Flight operations	79,115	73,931	158,339	138,678
Fuel	65,194	42,768	132,308	78,700
Maintenance	46,928	37,192	95,534	73,886
Aircraft and traffic servicing	17,591	16,028	34,368	29,852
Promotion and sales	815	1,443	2,160	3,091
General and administrative	15,655	14,925	31,188	32,016
Depreciation and amortization	10,113	5,352	19,286	11,372
Impairment and restructuring charges (credits)	—	11,317	(1,257)	11,317

Total operating expenses	235,411	202,956	471,926	378,912

Operating income	28,405	6,708	56,694	18,305

Other income (expense):
Interest expense	(10,194)	(5,223)	(18,935)	(10,707)
Interest income	464	393	1,058	610
Other income (expense)	(1,094)	1,131	1,255	1,834

Total other income (expense)	(10,824)	(3,699)	(16,622)	(8,263)

Income before income taxes	17,581	3,009	40,072	10,042
Income taxes	6,733	1,240	15,348	4,139

Net income	$10,848	$1,769	$24,724	$5,903

Income per common share:
Basic	$0.37	$0.06	$0.83	$0.19
Diluted	$0.26	$0.05	$0.58	$0.16
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004

	(Unaudited)
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$121,576	$173,110
Marketable securities	123,373	56,039
Restricted cash	10,346	9,484
Receivables, primarily traffic, net	21,365	30,744
Income tax receivable	1,495	1,466
Expendable parts and supplies, net	32,057	34,790
Prepaid expenses and other current assets	60,152	43,907
Deferred income taxes	9,298	8,855

Total current assets	379,662	358,395
Property and equipment, net	855,435	697,425
Lease and equipment deposits	40,424	31,342
Deferred income taxes	—	5,342
Other assets	35,699	26,550
Investments in corporate bonds and US Treasury notes	—	2,483

Total assets	$1,311,220	$1,121,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,323	$21,850
Short-term debt	277,519	230,969
Accounts payable	48,879	46,821
Air traffic liability	2,279	2,585
Accrued compensation	7,691	7,284
Income taxes payable	401	456
Other accrued expenses	33,548	34,867

Total current liabilities	397,640	344,832
Long-term debt, excluding current portion	650,459	550,613
Deferred credits	70,408	71,451
Deferred income tax liability	10,006	—
Other noncurrent liabilities	31,557	25,737

Total liabilities	1,160,070	992,633

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid–in capital, 75,000,000 shares authorized; 29,555,741 and 30,066,777 shares issued and outstanding, respectively	105,107	108,173
Retained earnings	48,399	23,675
Unearned compensation on restricted stock	(2,356)	(2,944)

Total stockholders’ equity	151,150	128,904

Total liabilities and stockholders’ equity	$1,311,220	$1,121,537

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 31,	March 31,
	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$24,724	$5,903
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	19,286	11,372
Impairment and restructuring charges (credits)	(1,257)	11,317
Tax benefit-stock compensation	57	88
Deferred income taxes	14,905	2,810
Unrealized (gain) loss on investment securities	198	37
Amortization of deferred credits	(3,241)	(3,188)
Amortization of restricted stock awards	588	—
Provision for obsolete expendable parts and supplies	600	600
Provision for doubtful accounts	1,704	809
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(65,049)	13,370
Restricted cash	(862)	(11,638)
Receivables	7,675	(13,220)
Income tax receivable	(29)	—
Expendable parts and supplies	2,133	(5,624)
Prepaid expenses and other current assets	(15,119)	(5,248)
Accounts payable	2,058	(965)
Income taxes	(55)	(896)
Other accrued liabilities	1,899	1,152

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,785)	6,679

Cash Flows from Investing Activities:
Capital expenditures	(28,227)	(25,716)
Acquisition of Midway assets, net	—	(9,160)
Proceeds from sale of rotable and expendable inventory	—	1,078
Change in other assets	(2,688)	(90)
Net returns (payments) of lease and equipment deposits	(10,208)	(428)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,123)	(34,316)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(12,942)	(6,046)
Proceeds from short-term debt	13,241	—
Proceeds from senior convertible notes	—	100,000
Debt issue costs	—	(3,009)
Common stock purchased and retired	(3,430)	(343)
Proceeds from exercise of stock options and issuance of warrants	307	420
Proceeds from receipt of deferred credits	2,198	980

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(626)	92,002

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,534)	64,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,110	152,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,576	$216,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,192	$10,983
Cash paid for income taxes, net	650	2,770
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$160,883	$252,075
Aircraft and debt permanently financed as operating leases	—	197,300
Long-term debt assumed in Midway asset purchase	—	24,109
Inventory and other credits received in conjunction with aircraft financing	—	1,504
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business and Basis of Presentation
      The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the six-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
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
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating subsidiaries into three reportable segments: Mesa Airlines, Air Midwest/ Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft. Air Midwest and Freedom operate the Company’s Beech 1900 turboprop aircraft. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Prior to October 2004, the Company operated regional jets in both Mesa and Freedom. In October 2004, the Company completed its transition of regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As such, the Company has aggregated Freedom with Air Midwest beginning in the first quarter of fiscal 2005. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.
      Mesa Airlines provides passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines’ code-share agreement with Frontier terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of March 31, 2005, Mesa Airlines operated a fleet of 152 aircraft — 100 CRJs, 36 ERJs and 16 Dash-8s.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Air Midwest and Freedom provide passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines as well as independent operations as Mesa Airlines. As of March 31, 2005, Air Midwest and Freedom operated a fleet of 26 Beechcraft 1900D turboprop aircraft.
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

		Air Midwest/
Three Months Ended March 31, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$247,667	$13,813	$67,159	$(64,823)	$263,816
Depreciation and amortization	8,891	53	1,169	—	10,113
Operating income (loss)	32,640	(3,725)	9,082	(9,592)	28,405
Interest expense	(7,344)	—	(2,991)	141	(10,194)
Interest income	459	3	143	(141)	464
Income (loss) before income tax	23,620	(3,713)	7,266	(9,592)	17,581
Income tax (benefit)	9,046	(1,422)	2,783	(3,674)	6,733
Total assets	1,432,752	11,010	249,303	(381,845)	1,311,220
Capital expenditures (including non-cash)	124,830	—	16,729	—	141,559

	Mesa/
Three Months Ended March 31, 2004 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$187,035	$20,887	$74,898	$(73,156)	$209,664
Depreciation and amortization	4,477	166	709	—	5,352
Operating income (loss)	11,963	(4,072)	10,506	(11,689)	6,708
Interest expense	(3,120)	(41)	(2,062)	—	(5,223)
Interest income	249	1	143	—	393
Income (loss) before income tax	10,042	(4,163)	8,818	(11,688)	3,009
Income tax (benefit)	4,138	(1,715)	3,633	(4,816)	1,240
Total assets	795,275	17,729	371,132	(293,627)	890,509
Capital expenditures (including non-cash)	161,473	1	6,832	—	168,306

		Air Midwest/
Six Months Ended March 31, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$488,477	$35,611	$147,624	$(143,092)	$528,620
Depreciation and amortization	17,066	126	2,094	—	19,286
Operating income (loss)	61,386	(5,164)	22,497	(22,025)	56,694
Interest expense	(13,467)	—	(5,753)	285	(18,935)
Interest income	1,045	5	293	(285)	1,058
Income (loss) before income tax	50,805	(5,178)	16,470	(22,025)	40,072
Income tax (benefit)	19,458	(1,984)	6,308	(8,434)	15,348
Total assets	1,432,752	11,010	249,303	(381,845)	1,311,220
Capital expenditures (including non-cash)	151,703	—	37,407	—	189,110

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Mesa/
Six Months Ended March 31, 2004 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$352,113	$42,047	$156,362	$(153,305)	$397,217
Depreciation and amortization	9,634	342	1,396	—	11,372
Operating income (loss)	29,757	(6,686)	19,747	(24,562)	18,256
Interest expense	(6,922)	(83)	(3,702)	—	(10,707)
Interest income	314	3	293	—	610
Income (loss) before income tax	24,776	(6,752)	16,530	(24,561)	10,042
Income tax (benefit)	10,208	(2,782)	6,810	(10,119)	9,993
Total assets	795,275	17,729	371,132	(293,627)	890,509
Capital expenditures (including non-cash)	262,530	45	15,216	—	277,791

3.	Investments
      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, intermediate-term debt instruments and common equity securities of companies operating in the airline industry.
      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $124.0 million in marketable securities that include common equity securities of companies operating in the airline industry, US treasury notes and corporate bonds. These investments are classified as trading securities and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized gains (losses) relating to trading securities held at March 31, 2005 and September 30, 2004, were ($1.0) million and ($1.7) million, respectively.
      The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. The balance of marketable securities at March 31, 2005 includes investments in ARS of $55.4 million. The Company reclassified ARS of $47.8 million as of September 30, 2004 that were previously included in cash and cash equivalents to short-term investments.

4.	Restricted Cash
      At March 31, 2005, the Company had $10.3 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $5.0 million of outstanding letters of credit at March 31, 2005 are collateralized by amounts on deposit. The Company also maintained $5.3 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Accounts Receivable from Code-Share Partners
      The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the three months ended March 31, 2005, were derived from these agreements. Accounts receivable from the Company’s code-share

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
partners were 47% and 59% of total gross accounts receivable at March 31, 2005 and September 30, 2004, respectively.

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
      At March 31, 2005 and September 30, 2004, the Company had $277.5 million and $231.0 million, respectively, in notes payable for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. These interim financing agreements are through November 30, 2005 and provide for monthly interest only payments at LIBOR plus three percent. Under the interim financing arrangements, the manufacturer has provided a portion of the financing with the remainder being provided by Export Development Canada (“EDC”). As part of the financing with the EDC, the Company is required to maintain a deposit of five percent of the aircraft value with the EDC. Pursuant to this requirement, the Company borrowed $13.2 million against its aircraft delivery deposits with the manufacturer and placed these funds on deposit with the EDC. Amounts on deposit will be returned to the manufacturer upon the earlier of payment in full of the interim financing or completion of permanent financing.
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
      As of March 31, 2005, our growth strategy involves the acquisition of eight more Bombardier regional jets during the remainder of fiscal 2005. As of March 31, 2005, we had permanently financed 35 of the 45 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. As of March 31, 2005, we are obligated under our code-share agreements to place an additional eight CRJ 900 regional jets over the next six months. We are currently in discussions with one of our code-share partners regarding the timing and delivery of the last three CRJ-900s on order. As of March 31, 2005, we have firm orders with Bombardier for an additional 15 regional jets.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Notes Payable and Long-Term Debt
      Long-term debt consisted of the following:

	March 31,	September 30,
	2005	2004

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$357,565	$248,135
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at a current variable interest rate of 4.36%, collateralized by the underlying aircraft	91,130	93,900
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.50% thereafter, collateralized by the underlying aircraft	24,847	25,758
Note payable to manufacturer, principal due semi-annually, interest at 7.00% due quarterly through 2007	2,971	3,363
Mortgage note payable to bank, principal and interest at 7.50% due monthly through 2009	942	961
Other	215	234

Total debt	677,782	572,463
Less current portion	(27,323)	(21,850)

Long-term debt	$650,459	$550,613

9.	Earnings Per Share
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Share calculation:
Weighted average shares — basic	29,585	31,741	29,685	31,732
Effect of dilutive outstanding stock options and warrants	655	1,182	598	1,333
Effect of restricted stock	428	—	428	—
Effect of dilutive outstanding convertible debt	16,933	6,920	16,933	6,920

Weighted average shares — diluted	47,601	39,843	47,644	39,985

Adjustments to net income:
Net income	$10,848	$1,769	$24,724	$5,903
Interest expense on convertible debt, net of tax	1,524	296	3,049	296

Adjusted net income	$12,372	$2,065	$27,773	$6,199

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share if the contingency had not been met. The Company previously included its convertible notes due 2003 in the EPS calculation. The Company adopted the provisions of EITF Issue No. 04-08 in the first quarter of fiscal 2005, and as such, has now also included our 3.625% senior convertible notes due 2024 in the calculation of dilutive earnings per share. EITF Issue No. 04-08 requires the restatement of prior period diluted earnings per share amounts. Our 3.625% senior convertible notes due 2024 were issued in February 2004, thus our previously reported diluted earnings per share for the three and six months ended March 31, 2004 have been restated to include the dilutive impact of the 3.625% senior convertible notes. Our previously reported diluted earnings per share for the third and fourth quarters of fiscal 2004 will also be restated to include the dilutive impact of the 3.625% senior convertible notes.

10.	Stock Repurchase Program
      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to approximately 3.4 million shares of the outstanding common stock of the Company. In January 2001, October 2002 and October 2004, the Company’s Board amended the original plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. As of March 31, 2005, the Company has acquired and retired approximately 6.8 million shares of its outstanding common stock at an aggregate cost of approximately $40.0 million leaving approximately 1.6 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. Subsequent to quarter end, the Board of Directors authorized the Company to purchase up to one million additional shares of the outstanding common stock of the Company.
      The Company repurchased the following shares for $1.5 million during the three months ended March 31, 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

January 2005	203,218	$6.72	203,218	1,606,487
February 2005	18,500	7.23	18,500	1,587,987
March 2005	—	—	—	1,587,987

Total	221,718	$6.76	221,718

11.	Beechcraft 1900D Cost Reductions
      On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Company’s fleet of B1900D aircraft. Approximately $2.7 million was recorded as a reduction to expense during the six months ended March 31, 2005 and 2004.
      In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. At March 31, 2005, Raytheon has vested in and exercised its option to purchase all 233,068 warrants.

12.	Interest Expense
      Included in interest expense on the statement of income was interest expense related to aircraft financing of $6.8 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively, and $12.7 million and $6.8 million for the six months ended March 31, 2005 and 2004, respectively.

13.	Impairment of Long-Lived Assets

Shorts 360 Impairment
      The Company took a charge in fiscal 2002 to accrue for the remaining lease payments of two Shorts 360 aircraft and the future costs of returning these aircraft to the lessor. In January 2005, the Company entered into an agreement with the lessor for the early return of these two aircraft. The agreement included the elimination of the aircraft return conditions and called for a $1.3 million payment. As a result, the Company reduced its reserve for the costs to return these aircraft to the agreed upon amount at December 31, 2004.
      The changes in the impairment and restructuring charges for the periods ended March 31, 2005 and 2004 are as follows:

	Reserve			Reserve				Reserve
	Oct. 1,	Non-Cash	Cash	Dec. 31,		Non-Cash	Cash	Mar. 31,
Description of Charge	2003	Utilized	Utilized	2003	Provision	Utilized	Utilized	2004

Restructuring:
Severance and other	$(548)	$—	$44	$(504)	$—	$—	$64	$(440)
Costs to return aircraft	(2,217)	—	—	(2,217)	(2,400)	—	8	(4,609)
Aircraft lease payments	(1,188)	129	36	(1,023)	(2,398)	129	36	(3,256)
Cancellation of maintenance agreement	—	—	—	—	(1,179)	—	—	(1,179)
Impairment:
Impairment of maintenance deposits	—	—	—	—	(823)	823	—	—
Impairment of surplus inventory	—	—	—	—	(4,517)	4,517	—	—

Total	$(3,953)	$129	$80	$(3,744)	$(11,317)	$5,469	$108	$(9,484)

	Reserve				Reserve			Reserve
	Oct. 1,	Reversal of	Non-Cash	Cash	Dec. 31,	Cash	Non-Cash	Mar. 31,
Description of Charge	2004	Charges	Utilized	Utilized	2004	Utilized	Utilized	2005

Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$—	$—	$(1,030)	$1,030	$—	$—
Aircraft lease payments	(450)	70	77	36	(267)	36	147	(84)

Total	$(2,667)	$1,257	$77	$36	$(1,297)	$1,066	$147	$(84)

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The reserve balance of $0.1 million above is included in accrued expenses on the accompanying consolidated balance sheets.

14.	Other Income (Expense)
      Other income includes investment income (losses) from the Company’s portfolio of aviation related securities of approximately ($2.7) million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively.
      Other income includes investment income (losses) from the Company’s portfolio of aviation related securities of approximately $0.9 million and $1.7 million for the six months ended March 31, 2005 and 2004, respectively.

15.	Stockholders’ Equity
      The Company applies the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and income per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

	(In thousands)		(In thousands)
Net income as reported	$10,848	$1,769	$24,724	$5,903
Stock-based employee compensation cost, net of tax	(177)	(300)	(326)	(444)

Pro forma net income	10,671	1,469	24,398	5,459
Interest expense on convertible debt, net of tax	1,524	296	3,049	296

Adjusted pro forma net income	$12,195	$1,765	$27,447	$5,755

Income per share — Basic:
As reported	$0.37	$0.06	$0.83	$0.19

Pro forma	$0.36	$0.05	$0.82	$0.17

Income per share — Diluted:
As reported	$0.26	$0.05	$0.58	$0.16

Pro forma	$0.26	$0.04	$0.58	$0.14

16.	Commitments and Contingencies
      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of March 31, 2005, the Company has taken delivery of all the aircraft. In addition to the firm orders, Mesa has an option to acquire an additional 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company exercised its option to convert options on

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). We are currently in discussions with one of our code-share partners regarding the timing and delivery of the last three CRJ-900s on order. In addition to the firm orders, Mesa has an option to acquire an additional 60 CRJ-700 and CRJ-900 regional jets. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at March 31, 2005. The Company borrowed $13.2 million against these aircraft delivery deposits and placed these funds on deposit with the EDC. Amounts on deposit will be returned to BRAD upon the earlier of payment in full of the interim financing or completion of permanent financing. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).
      The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

17.	New Accounting Pronouncement
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for fiscal years beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

18.	Subsequent Event
      On May 4, 2005, we announced a code-share arrangement between Mesa Air Group, one of our subsidiaries, Freedom Airlines, Inc., and Delta Air Lines, Inc. that provides for Freedom Airlines to become a Delta Connection partner.
      Under the terms of this arrangement, Freedom Airlines will operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network, with the first five aircraft planned to enter Delta Connection service as early as October 2005. The arrangement provides for certain reimbursement obligations between the parties and in exchange for performing the flight services under the agreement, Delta will pay the Company an amount, as defined in the agreement, which is based on an annual determination of the Company’s cost of operating those flights and other factors intended to approximate market rates for those services. The Company will be paid a base margin and be eligible for monthly and semi-annual incentive compensation based upon the Company’s achievement of certain operational objectives. The code-share agreement will terminate with respect to each aircraft, on an aircraft-by-aircraft basis, beginning in approximately twelve years.

19.	Reclassifications
      Certain 2004 amounts previously reported have been reclassified to conform with the 2005 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Data contained elsewhere herein.

Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines and/or US Airways to successfully restructure and emerge from bankruptcy; the ability of US Airways to reject our code-share agreements in bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws, additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.
      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.
      Investors should read the risks identified under “Risk Factors” below for a more detailed discussion of these and other factors.
GENERAL
      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 173 cities in 43 states, the District of Columbia, Canada, Mexico and the Bahamas. At March 31, 2005, Mesa operated a fleet of 178 aircraft with over 1,100 daily departures.
      As of March 31, 2005, Mesa’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue guarantee agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share and revenue guarantee agreement with United Airlines, Inc. (“United Airlines” or “United”) and as US Airways Express under a code-share and revenue guarantee agreement with US Airways, Inc. (“US Airways”). Air Midwest, Inc. (“Air Midwest”), a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-share agreement with US Airways, as America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines (“Midwest”) in Kansas City on flights operated as US Airways Express. In addition, Freedom Airlines, Inc., a wholly owned subsidiary of the Company, operates as America West express under a code-share agreement with America West.
      Approximately 99% of our consolidated passenger revenues for the six months ended March 31, 2005 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Midwest Airlines, United Airlines and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.
      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.
      The following tables set forth quarterly comparisons for the periods indicated below:
OPERATING DATA

	Three Months Ended		Six Months Ended

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Passengers	2,992,045	2,169,630	6,074,655	4,271,230
Available seat miles (000’s)	2,024,091	1,585,606	4,010,548	3,042,393
Revenue passenger miles (000’s)	1,394,156	1,059,520	2,813,634	2,050,459
Load factor	68.9%	66.8%	70.2%	67.4%
Yield per revenue passenger mile (cents)	18.9	19.8	18.8	19.4
Revenue per available seat mile (cents)	13.0	13.2	13.2	13.1
Operating cost per available seat mile (cents)	11.6	12.8	11.8	12.5
Average stage length (miles)	384	385	379	380
Number of operating aircraft in fleet	178	164	178	164
Gallons of fuel consumed	47,115,949	39,590,056	95,148,102	75,773,329
Block hours flown	136,310	120,976	275,758	235,292
Departures	93,320	83,121	190,080	163,992
CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Six Months Ended

	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004

	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	3.9	30.0%	4.7	35.3%	3.9	30.0%	4.6	34.9%
Fuel	3.2	24.7%	2.7	20.4%	3.3	25.0%	2.6	19.8%
Maintenance	2.3	17.8%	2.3	17.7%	2.4	18.1%	2.4	18.6%
Aircraft and traffic servicing	0.9	6.7%	1.0	7.6%	0.9	6.5%	1.0	7.5%
Promotion and sales	0.1	0.3%	0.1	0.7%	0.1	0.4%	0.1	0.8%
General and administrative	0.8	5.9%	0.9	7.1%	0.8	5.9%	1.1	8.1%
Depreciation and amortization	0.5	3.8%	0.3	2.6%	0.5	3.6%	0.4	2.9%
Impairment and restructuring charges (credits)	0.0	0.0%	0.7	5.4%	(0.1)	(0.2)%	0.4	2.8%

Total operating expenses	11.6	89.2%	12.8	96.8%	11.8	89.3%	12.5	95.4%
Interest expense	0.5	3.9%	0.3	2.5%	0.5	2.7%	0.4	2.7%
      Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended March 31, 2005 (000’s)

		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$247,667	$13,813	$67,159	$(64,823)	$263,816
Total operating expenses	215,027	17,538	58,077	(55,231)	235,411

Operating income (loss)	32,640	(3,725)	9,082	(9,592)	28,405

	Three Months Ended March 31, 2004 (000’s)

	Mesa/	Air
	Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$187,035	$20,887	$74,898	$(73,156)	$209,664
Total operating expenses	175,072	24,959	64,392	(61,467)	202,956

Operating income (loss)	11,963	(4,072)	10,506	(11,689)	6,708

	Six Months Ended March 31, 2005 (000’s)

		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$488,477	$35,611	$147,624	$(143,092)	$528,620
Total operating expenses	427,091	40,775	125,127	(121,067)	471,926

Operating income (loss)	61,386	(5,164)	22,497	(22,025)	56,694

	Six Months Ended March 31, 2004 (000’s)

	Mesa/	Air
	Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$352,113	$42,047	$156,362	$(153,305)	$397,217
Total operating expenses	322,307	48,733	136,615	(128,743)	378,912

Operating income (loss)	29,806	(6,686)	19,747	(24,562)	18,305

Recent Development
DELTA Code-Sharing Agreement
      On May 4, 2005, we announced a code-share arrangement between Mesa Air Group, one of our subsidiaries, Freedom Airlines, Inc., and Delta Air Lines, Inc. that provides for Freedom Airlines to become a Delta Connection partner.
      Under the terms of this arrangement, Freedom Airlines will operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network, with the first five aircraft planned to enter Delta Connection service as early as October 2005. The arrangement provides for certain reimbursement obligations between the parties and in exchange for performing the flight services under the agreement, Delta will pay the Company an amount, as defined in the agreement, which is based on an annual determination of the Company’s cost of operating those flights and other factors intended to approximate market rates for those services. The Company will be paid a base margin and be eligible for monthly and semi-annual incentive compensation based upon the Company’s achievement of certain operational objectives. The code-share agreement will terminate with respect to each aircraft, on an aircraft-by-aircraft basis, beginning in approximately twelve years.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005 versus the three months ended March 31, 2004

Operating Revenues
      In the quarter ended March 31, 2005, operating revenue increased by $54.1 million, or 25.8%, from $209.7 million in the quarter ended March 31, 2004 to $263.8 million in the reporting period. The increase in revenue is primarily attributable to a $60.6 million increase in revenue associated with the operation of 20 additional regional jets and three Dash 8 aircraft flown by Mesa compared to the quarter ended March 31, 2004. Offsetting this increase was a net decrease in revenue of approximately $7.1 million at Air Midwest and Freedom. The decrease in revenue at Air Midwest and Freedom was primarily comprised of a $7.9 million decrease in passenger revenue, which was offset by a $1.0 million increase in Essential Air Program subsidies. The decrease in passenger revenue was due to a reduction of nine Beechcraft 1900D aircraft from 35 in March 2004 to 26 in March 2005.

Operating Expenses

Flight Operations
      In the quarter ended March 31, 2005, flight operations expense increased $5.2 million, or 7.1%, to $79.1 million from $73.9 million for the quarter ended March 31, 2004. On an ASM basis, flight operations expense decreased 17% to 3.9 cents per ASM in the quarter ended March 31, 2005 from 4.7 cents per ASM in the quarter ended March 31, 2004. The increase in expense is consistent with the increased capacity from the regional jets added to Mesa’s fleet since last year. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Fuel
      In the quarter ended March 31, 2005, fuel expense increased $22.4 million, or 52.4%, to $65.2 million from $42.8 million for the quarter ended March 31, 2004. On an ASM basis, fuel expense increased 18.5% to 3.2 cents per ASM in the quarter ended March 31, 2005 from 2.7 cents per ASM in the quarter ended March 31, 2004. Into-plane fuel cost increased 28.8% per gallon, resulting in a $12.2 million unfavorable price variance and consumption increased 19.0% resulting in a $10.4 million unfavorable volume variance (excluding fuel used in other operations). The increase in volume was due to the additional regional jets added to the fleet. In the quarter ended March 31, 2005, approximately 95% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In the quarter ended March 31, 2005, maintenance expense increased $9.7 million, or 26.2%, to $46.9 million from $37.2 million for the quarter ended March 31, 2004. On an ASM basis, maintenance expense remained consistent at 2.3 cents per ASM in the quarter ended March 31, 2005 and the quarter ended March 31, 2004, respectively. Mesa’s maintenance expense increased $9.7 million primarily as a result of increases in the number of aircraft in its fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset by a $1.6 million decrease at Air Midwest and Freedom as a result of reductions in its fleet.

Aircraft and Traffic Servicing
      In the quarter ended March 31, 2005, aircraft and traffic servicing expense increased by $1.6 million, or 9.8%, to $17.6 million from $16.0 million for the quarter ended March 31, 2004. On an ASM basis, aircraft and traffic servicing expense decreased 10% to 0.9 cents per ASM in the quarter ended March 31, 2005 from 1.0 cents per ASM in the quarter ended March 31, 2004. The increase in expense is primarily related to a 33.5% increase in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Promotion and Sales
      In the quarter ended March 31, 2005, promotion and sales expense decreased $0.6 million, or 43.5%, to $0.8 million from $1.4 million for the quarter ended March 31, 2004. On an ASM basis, promotion and sales expense remained flat at 0.1 cents per ASM in the quarters ended March 31, 2005 and 2004. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest and Freedom under the Company’s pro-rate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative
      In the quarter ended March 31, 2005, general and administrative expense increased $0.8 million, or 4.9%, to $15.7 million from $14.9 million for the quarter ended March 31, 2004. On an ASM basis, general and administrative expense decreased 11.1% to 0.8 cents per ASM in quarter ended March 31, 2005 from 0.9 cents per ASM in the quarter ended March 31, 2004. The increase in expense includes $1.1 million in consulting costs related to Sarbanes Oxley compliance, a $0.8 million increase in property taxes and a $0.3 million increase in passenger liability insurance, both due to increases in headcount. The increase in expense is also due to the reversal of $0.9 million in merger related costs in the second quarter of fiscal 2004. Offsetting these increases was a $3.1 million decrease in executive compensation costs as a result of the restructuring of employment contracts of top executives in the second quarter of fiscal 2004.

Depreciation and Amortization
      In the quarter ended March 31, 2005, depreciation and amortization expense increased $4.7 million, or 86.7%, to $10.1 million from $5.4 million for the quarter ended March 31, 2004. On an ASM basis, depreciation expense increased 66.7% to 0.5 cents per ASM in the quarter ended March 31, 2005 from 0.3 cents per ASM in the quarter ended March 31, 2004. The increase in depreciation expense is primarily due to depreciation on 13 additional CRJ-900 aircraft acquired and operating since March 31, 2004.

Interest Expense
      In the quarter ended March 31, 2005, interest expense increased $5.0 million, or 95.2%, to $10.2 million from $5.2 million for the quarter ended March 31, 2004. On an ASM basis, interest expense increased to 0.5 cents per ASM in the quarter ended March 31, 2005 from 0.3 cents per ASM in the quarter ended March, 31 2004. The increase in interest expense is primarily comprised of an increase of $4.2 million in interest on interim and permanently financed aircraft debt and a $0.4 million increase in interest on the senior convertible notes that were issued in February 2004.

Other Income (Expense)
      In the quarter ended March 31, 2005, other income (expense) increased $2.2 million, or 197.2%, to $1.1 million in expense from $1.1 million in income for the quarter ended March 31, 2004. In the quarter ended March 31, 2005, other income (expense) is primarily comprised of an investment loss of $2.7 million related to the Company’s portfolio of aviation related securities and $1.0 million income from a settlement of a dispute with a vendor.
      In the quarter ended March 31, 2004, other income was primarily comprised of investment income of $1.0 million related to the Company’s portfolio of aviation related securities.

For the six months ended March 31, 2005 versus the six months ended March 31, 2004

Operating Revenues
      In the six months ended March 31, 2005, operating revenue increased by $131.4 million, or 33.1%, from $397.2 million in the six month period ended March 31, 2004 to $528.6 million in the reporting period. The increase in revenue is primarily attributable to a $136.4 million increase in revenue associated with the operation of the additional regional jets flown by Mesa compared to the quarter ended March 31, 2004.

Offsetting this increase was a net decrease in revenue of approximately $6.4 million at Air Midwest and Freedom. The decrease in revenue at Air Midwest and Freedom was primarily comprised of a $8.5 million decrease in passenger revenue, which was offset by a $2.3 million increase in Essential Air Program subsidies. The decrease in passenger revenue was due to a reduction of 9 Beechcraft 1900D aircraft from 35 in March 2004 to 26 in March 2005.

Operating Expenses

Flight Operations
      In the six months ended March, 31, 2005, flight operations expense increased $19.6 million, or 14.1%, to $158.3 million from $138.7 million for the six months ended March 31, 2004. On an ASM basis, flight operations expense decreased 15.2% to 3.9 cents per ASM in the six months ended March 31, 2005 from 4.6 cents per ASM in the six months ended March 31, 2004. The increase in expense is consistent with the increased capacity from the regional jets added to Mesa’s fleet since last year. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Fuel
      In the six months ended March 31, 2005, fuel expense increased $53.6 million, or 68.1%, to $132.3 million from $78.7 million for the six months ended March 31, 2004. On an ASM basis, fuel expense increased 26.9% to 3.3 cents per ASM in the six months ended March 31, 2005 from 2.6 cents per ASM in the six months ended March 31, 2004. Into-plane fuel cost increased 34% per gallon, resulting in a $26.6 million unfavorable price variance and consumption increased 26% resulting in a $26.9 million unfavorable volume variance (excluding fuel used in other operations). The increase in volume was due to the additional regional jets added to the fleet.

Maintenance Expense
      In the six months ended March 31, 2005, maintenance expense increased $21.6 million, or 29.3%, to $95.5 million from $73.9 million for the six months ended March 31, 2004. On an ASM basis, maintenance expense remained flat at 2.4 cents per ASM in the six months ended March 31, 2005 and the six months ended March 31, 2004 respectively. Mesa’s maintenance expense increased $21.4 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset by a $1.7 million decrease at Air Midwest and Freedom as a result of reductions in its fleet.

Aircraft and Traffic Servicing
      In the six months ended March 31, 2005, aircraft and traffic servicing expense increased by $4.5 million, or 15.1%, to $34.4 million from $29.9 million for the six months ended March 31, 2004. On an ASM basis, aircraft and traffic servicing expense decreased 10% to 0.9 cents per ASM in the six months ended March 31, 2005 from 1.0 cents per ASM in the six months ended March 31, 2004. The increase in expense is primarily related to a 35.3% increase in regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Promotion and Sales
      In the six months ended March 31, 2005, promotion and sales expense decreased $0.9 million, or 30.1%, to $2.2 million from $3.1 million for the six months ended March 31, 2004. On an ASM basis, promotion and sales expense remained flat at 0.1 cents per ASM in the quarters ended March 31, 2005 and 2004. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest and Freedom under the Company’s pro-rate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative
      In the six months ended March 31, 2005, general and administrative expense decreased $0.8 million, or 2.6%, to $31.2 million from $32.0 million for the six months ended March 31, 2004. On an ASM basis, general and administrative expense decreased 27.3% to 0.8 cents per ASM in the six months ended March 31, 2005 from 1.1 cents per ASM in the six months ended March 31, 2004. The decrease in general and administrative expenses from last year is due 2004 including $3.8 million in merger related costs and $2.8 million in executive compensation costs as a result of the restructuring of employment contracts of top executives. These reductions were offset by a $1.4 million increase in property taxes and a $1.0 million increase in passenger liability insurance, both due to increases in the Company’s fleet, $1.2 million in consulting costs related to Sarbanes Oxley compliance, a $0.8 million increase in bad debt expense, a $0.6 million increase in health insurance costs as a result of increased headcount and $0.8 million in other miscellaneous general administrative expense increases.

Depreciation and Amortization
      In the six months ended March 31, 2005, depreciation and amortization expense increased $7.9 million, or 69.6%, to $19.3 million from $11.4 million for the six months ended March 31, 2004. On an ASM basis, depreciation expense increased 69.6% to 0.5 cents per ASM in the six months ended March 31, 2005 from 0.4 cents per ASM in the six months ended March 31, 2004. The increase in depreciation expense is primarily due to depreciation on 13 additional CRJ-900 aircraft acquired since March 31, 2004.

Impairment and Restructuring Charges (Credits)
      In the six months ended March 31, 2005, the Company reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.
      In the six months ended March 31, 2004, the Company recognized an impairment charge of $11.3 million related to the planned early return of seven leased B1900D aircraft with lease expirations between December 2004 and September 2005. The charge included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell.

Interest Expense
      In the six months ended March 31, 2005, interest expense increased $8.2 million, or 76.8%, to $18.9 million from $10.7 million for the six months ended March 31, 2004. On an ASM basis, interest expense increased to 0.5 cents per ASM in the six months ended March 31, 2005 from 0.4 cents per ASM in the six months ended March, 31 2004. The increase in interest expense is primarily comprised of an increase of $6.2 million in interest on interim and permanently financed aircraft debt and a $1.3 million increase in interest on the senior convertible notes that were issued in February 2004.

Other Income (Expense)
      In the six months ended March 31, 2005, other income (expense) decreased $0.5 million, or 31.6%, to $1.3 million in income from $1.8 million in income for the six months ended March 31, 2004. In the six months ended March 31, 2005, other income (expense) is primarily comprised of investment income of $2.1 million, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft and $1.0 million income from a settlement of a dispute with a vendor, offset by $4.1 million in lease return costs on the EMB120s.
      Other income (expense) for the six months ended March 31, 2004 is primarily attributable to investment income of $1.7 million related to the Company’s portfolio of aviation related securities.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
      At March 31, 2005, we had cash, cash equivalents, and marketable securities (including restricted cash) of $255.9 million, compared to $241.1 million at September 30, 2004. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
      Sources of cash included $56.1 million provided from operations and $3.0 million in returned security deposits.
      Uses of cash included capital expenditures of $28.2 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $12.9 million in principal payments on long-term debt and $3.7 million in purchases of the Company’s outstanding common stock.
      As of March 31, 2005, we had receivables of approximately $21.4 million (net of an allowance for doubtful accounts of $8.2 million), compared to receivables of approximately $30.7 million (net of an allowance for doubtful accounts of $7.1 million) as of September 30, 2004. The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House. The decrease is primarily a result of collection of amounts due from Raytheon and collections from our code-share partners. Accounts receivable from our code-share partners was 47% of total gross accounts receivable at March 31, 2005.

Operating Leases
      We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At March 31, 2005, we leased 136 aircraft with remaining lease terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.9 billion at March 31, 2005.

Interim and Permanent Aircraft Financing Arrangements
      At March 31, 2005, we had $277.5 million in notes payable for aircraft on interim financing. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. These interim financings agreements are through November 30, 2005 and provide for monthly interest only payments at LIBOR plus three percent. Under the interim financing arrangements, the manufacturer has provided a portion of the financing with the remainder being provided by Export Development Canada (“EDC”). As part of the financing with the EDC, the Company is required to maintain a deposit of five percent of the aircraft value with EDC. Pursuant to this requirement, the Company borrowed $13.2 million against its aircraft delivery deposits with the manufacturer and placed these funds on deposit with the EDC. Amounts on deposit will be returned to the manufacturer upon the earlier of payment in full of the interim financing or completion of permanent financing.
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

Other Indebtedness and Obligations
      At March 31, 2005, the Company had $10.3 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a

$9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $5.0 million of outstanding letters of credit were collateralized by amounts on deposit at March 31, 2005. The Company also maintained $5.3 million on deposit with another financial institution to collateralize its direct deposit payroll.
      Our Board of Directors has authorized us to repurchase up to 9.4 million shares of our outstanding common stock (including 1.0 million shares authorized on April 22, 2005). As of March 31, 2005, we acquired and retired approximately 6.8 million shares of our outstanding common stock at an aggregate cost of approximately $40.0 million, leaving approximately 2.6 million shares available for repurchase under the existing Board authorizations. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other considerations.
Contractual Obligations
      As of March 31, 2005, we had $677.8 million of long-term debt (including current maturities). This amount consisted of $473.5 million in notes payable related to owned aircraft, $200.1 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $4.2 million in other miscellaneous debt.
      The following table sets forth our cash obligations as of March 31, 2005.

	Payment Due by Period

Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$19,619	$38,991	$38,707	$38,423	$38,102	$349,655	$523,497
Senior convertible debt notes — 2.4829% (assuming no conversions)	3,129	6,257	6,257	6,257	—	100,112	122,012
Senior convertible debt notes — 2.115% (assuming no conversions)	1,813	3,625	3,625	3,625	1,813	100,000	114,501
Notes payable related to B1900Ds	5,165	10,331	10,331	10,331	10,331	62,287	108,776
Note payable related to CRJ200s(2)	1,525	3,000	3,000	3,000	3,000	20,952	34,477
Note payable to manufacturer	445	870	1,823	—	—	—	3,138
Mortgage note payable	54	109	109	109	109	1,037	1,527
Other	47	61	25	25	25	75	258

Total long-term debt	31,797	63,244	63,877	61,770	53,380	634,118	908,186

Short-term debt:
Notes payable to manufacturer — interim financing(1)	9,756	24,093	24,753	24,575	24,300	252,434	359,911

Payments under operating leases:
Cash aircraft rental payments(2)	79,475	191,782	183,898	168,946	166,578	1,134,688	1,925,367
Lease payments on equipment and operating facilities	758	1,343	1,151	1,175	745	2,450	7,622

Total lease payments	80,233	193,125	185,049	170,121	167,323	1,137,138	1,932,989

Future aircraft acquisition costs(3)	400,000	—	—	—	—	—	400,000

Total	$521,786	$280,462	$273,679	$256,466	$245,003	$2,023,690	$3,601,086

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
      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the quarters ended March 31, 2005 and 2004 were $57.8 million and $40.9 million, respectively. The amounts deemed to be rental income during the six months ended March 31, 2005 and 2004 were $114.1 million and $73.7 million, respectively. These amounts are included in passenger revenue on the Company’s statements of income.
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

Allowance for Doubtful Accounts
      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $8.2 million and $7.1 million at March 31, 2005 and September 30, 2004, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs
      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At March 31, 2005 and September 2004, the Company accrued $2.7 million and $2.2 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets
      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2005, the Company had no valuation allowance for deferred tax assets as it believes it will generate sufficient taxable income in the future to realize its recorded deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2004, 2003 and 2002 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from the Company’s expectations, the value of its deferred tax assets could be materially overstated.
AIRCRAFT
      The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2005:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	March 31, 2005	Capacity

Canadair 200/100 Regional Jet	2	54	56	56	50
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	21	9	30	29	86
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	—	35	26	19
Dash 8-200	—	16	16	16	37
Embraer EMB 120	3	2	5	—	30

Total	66	127	193	178

      The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900	CRJ-
		Firm	Firm	700/900	ERJ-145	ERJ-145	Cumulative
	CRJ-200/100	Orders	Orders	Options	Firm Orders	Options	Total

Delivered:
At 3/31/2005	56	15	30	—	36	—	137
Scheduled deliveries:
Fiscal 2005	—	—	8	7	—	—	152
Fiscal 2006	—	—	7*	5	—	2	166
Fiscal 2007	—	—	—	8	—	12	186
Fiscal 2008	—	—	—	—	—	12	198
Fiscal 2009	—	—	—	—	—	12	210
Fiscal 2010 and beyond	—	—	—	40	—	7	257

Total	56	15	45	60	36	45

*	The Company has the right to convert a portion of these CRJ-900 aircraft to CRJ-700 aircraft at a later date.

CRJ Program
      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.
      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. We have accepted delivery of 15 CRJ-700s under the 2001 BRAD Agreement. We are the launch customer of the CRJ-900 and as of March 31, 2005, have taken delivery of 30 CRJ-900 aircraft. We are currently in discussions with one of our code-share partners regarding the timing and delivery of the last three CRJ-900s on order. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets. In conjunction with the 2001 BRAD Agreement, we had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at March 31, 2005.
      In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.
      Also in 2004, the Company acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.

ERJ Program
      As of March 31, 2005, we operated 36 Embraer 145 aircraft.

Beechcraft 1900D
      As of March 31, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 26 of these aircraft. In October 2004 the Company entered into an agreement to lease four of its Beechcraft 1900D aircraft operated by Air Midwest to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida. These aircraft and three other Beech 1900s were taken out of the Company’s Florida operations in the first quarter. The Company also signed an agreement to lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”). Pursuant to the agreement with Big Sky, five additional aircraft were taken out of service in the second quarter of fiscal 2005.

Dash-8
      As of March 31, 2005, we operated 16 leased Dash-8 aircraft.

Aircraft Financing Relationships with the Manufacturer
      It is customary business practice to enter into interim financing with the manufacturer. Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing. After taking delivery of the aircraft, it is the Company’s intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Occasionally the Company will permanently finance aircraft with long-term debt, but it is our current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has five aircraft on interim financing. These interim financings agreements are through November 30, 2005 and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

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
      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the quarter ended March 31, 2005, our America West code-share agreement accounted for 41% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 34% of our consolidated passenger revenues and our United code-share agreement accounted for 24% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.
      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 34% of our consolidated passenger revenue for the quarter ended March 31, 2005, has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The financial performance of US Airways and United could directly affect their ability to perform under our code-share agreements with them. Additionally, US Airways has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate this agreement. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.
      We depend on major airlines like America West, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by America West, United Airlines, or US Airways to phase out our contract-

based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa Airlines, US Airways and United Airlines have similar code-share agreements with other competing regional airlines. Mesa Airlines is currently America West’s only code-share partner.

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
      At March 31, 2005, we had approximately 4,600 employees, a significant number of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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
      As an interstate air carrier, we are subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the Department of Transportation (“DOT”), which include required levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier’s books, properties and records, to mandate conditions of carriage and to suspend an air carrier’s fitness to operate. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.
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
      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 95% of our fuel costs for the quarter ended March 31, 2005 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

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
      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of March 31, 2005 the average age of our regional jet fleet is 2.8 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.
      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the quarter ended March 31, 2005, our debt service payments totaled $22.8 million and our lease payments totaled $75.8 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $1.9 billion at March 31, 2005. As of March 31, 2005, our growth strategy involves the acquisition of 15 more Bombardier regional jets during the remainder of fiscal 2005 and 2006. As of March 31, 2005, we had permanently financed 35 of the 45 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.
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
      As of March 31, 2005, we are obligated under our code-share agreements to place an additional eight CRJ 900 regional jets over the next 6 months. As of March 31, 2005, we have firm orders with Bombardier for an additional 15 regional jets. We also have options to acquire an additional 20 regional jets that are exercisable through 2007 and 40 regional jets that are exercisable in 2010 and beyond.
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
      The estates of the passengers or their estates, of any other future aircraft accident may seek to recover damages for death or injury. Although we believe our present insurance coverage is sufficient, there can be no assurance that the insurance we carry to cover damages arising from any future accidents will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft. To the extent a decrease is associated with our operations not covered by our code-share agreements, such a decrease could have a material adverse affect on our business, financial condition or results of operations.

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
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report but also noted certain weaknesses in the control environment. These weaknesses resulted from recent turnover/advancement of accounting, inventory/purchasing and internal audit personnel and the domination of management by a small group. We continue to dedicate resources to correct these issues and to implement the necessary corrections. Other than these issues, there were no changes in the Company’s internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
      (A) None
      (B) None
      (C) On December 23, 1999, the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001, October 24, 2002 and October 12, 2004 the Board of Directors amended the original plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. As of March 31, 2005, the Company has acquired and retired 6.8 million shares of our outstanding common stock at an aggregate cost of approximately $40.0 million, leaving 1.6 million shares available for repurchase under the existing Board authorizations, which is open ended. Subsequent to quarter end, the Board of Directors authorized the Company to purchase up to one million additional shares of the outstanding common stock of the Company. The Company repurchased the following shares during the three months ended March 31, 2005:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price	Part of Publicly	be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

January 2005	203,218	$6.72	203,218	1,606,487
February 2005	18,500	7.23	18,500	1,587,987
March 2005	—	—	—	1,587,987

Total	221,718	$6.76	221,718

Item 3.	Defaults upon Senior Securities.
      Not applicable
Item 4.     Submission of Matters to Vote for Security Holders.
      The Company held its Annual Meeting of Stockholders on February 8, 2005, at which the stockholders re-elected seven directors, voted for ratifying the Company’s 2005 Employee Stock Incentive Plan and ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2005. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved. To the extent applicable for each individual proposal, broker non-votes are not considered present for those proposals.

      Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	26,908,110	1,558,652
Daniel J. Altobello	26,712,380	1,754,382
Robert Beleson	26,704,986	1,761,776
Ronald R. Fogleman	26,776,869	1,689,893
Joseph L. Manson	26,667,915	1,798,847
Maurice A. Parker	27,123,232	1,343,530
Julie Silcock	26,703,669	1,763,093
      Proposal to ratify the Company’s 2005 Employee Stock Incentive Plan:

For	Against	Abstain	Non-Votes

12,326,121	3,175,428	431,872	12,533,341
      Ratification of Deloitte & Touche LLP as the Company’s independent registered public accountants:

For	Against	Abstain	Non-Votes

28,047,729	167,182	251,851	0

Item 5.	Other Information.
      None

Item 6.	Exhibit.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO
Dated: May 10, 2005