Form 10-Q
period 2005-06-30
MESA AIR GROUP INC
filed 2005-08-09
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended June 30, 2005
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
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      On July 28, 2005, the registrant had outstanding 28,919,824 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues:
Passenger	$289,782	$232,519	$801,699	$616,391
Freight and other	8,796	7,067	25,498	20,412

Total operating revenues	298,578	239,586	827,197	636,803

Operating expenses:
Flight operations	78,295	77,395	236,633	216,118
Fuel	81,426	53,119	213,734	131,819
Maintenance	52,302	43,462	147,836	117,347
Aircraft and traffic servicing	17,221	17,898	51,589	47,751
Promotion and sales	961	1,454	3,121	4,545
General and administrative	20,022	15,031	51,211	47,047
Depreciation and amortization	11,588	7,382	30,873	18,709
Impairment and restructuring charges (credits)	—	1,060	(1,257)	12,377

Total operating expenses	261,815	216,801	733,740	595,713

Operating income	36,763	22,785	93,457	41,090

Other income (expense):
Interest expense	(11,555)	(6,941)	(30,490)	(17,647)
Interest income	784	296	1,842	906
Other income	1,778	286	3,032	2,119

Total other income (expense)	(8,993)	(6,359)	(25,616)	(14,622)

Income before income taxes	27,770	16,426	67,841	26,468
Income taxes	10,635	6,768	25,983	10,907

Net income	$17,135	$9,658	$41,858	$15,561

Net income per common share:
Basic	$0.59	$0.31	$1.43	$0.49
Diluted	$0.40	$0.23	$1.00	$0.41
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004

	(Unaudited)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$121,700	$173,110
Marketable securities	126,300	58,522
Restricted cash	10,096	9,484
Receivables, primarily traffic, net	21,984	30,744
Income tax receivable	1,786	1,466
Expendable parts and supplies, net	32,751	34,790
Prepaid expenses and other current assets	63,667	43,907
Deferred income taxes	9,022	8,855

Total current assets	387,306	360,878
Property and equipment, net	977,548	697,425
Lease and equipment deposits	44,953	31,342
Deferred income taxes	—	5,342
Other assets	42,993	26,550

Total assets	$1,452,800	$1,121,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,603	$21,850
Short-term debt	416,006	230,969
Accounts payable	41,424	46,821
Air traffic liability	2,138	2,585
Accrued compensation	6,950	7,284
Income taxes payable	386	456
Other accrued expenses	29,938	34,867

Total current liabilities	524,445	344,832
Long-term debt, excluding current portion	643,698	550,613
Deferred credits	70,001	71,451
Deferred income tax liability	20,641	—
Other noncurrent liabilities	32,216	25,737

Total liabilities	1,291,001	992,633

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid–in capital, 75,000,000 shares authorized; 28,914,474 and 30,066,777 shares issued and outstanding, respectively	98,327	108,173
Retained earnings	65,533	23,675
Unearned compensation on restricted stock	(2,061)	(2,944)

Total stockholders’ equity	161,799	128,904

Total liabilities and stockholders’ equity	$1,452,800	$1,121,537

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	June 30,	June 30,
	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$41,858	$15,561
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	30,873	18,709
Impairment and restructuring charges (credits)	(1,257)	12,377
Deferred income taxes	25,816	10,154
Unrealized (gain) loss on investment securities	(744)	14
Amortization of deferred credits	(4,789)	(4,960)
Amortization of restricted stock awards	883	295
Tax benefit-stock compensation	68	137
Provision for obsolete expendable parts and supplies	900	948
Provision for doubtful accounts	5,890	1,900
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(67,034)	13,370
Receivables	2,870	(13,713)
Income tax receivables	(320)	(2,729)
Expendable parts and supplies	1,139	(9,253)
Prepaid expenses and other current assets	(18,634)	(13,374)
Change in other assets	(10,000)	—
Accounts payable	777	16,854
Income taxes payable	(70)	(329)
Other accrued liabilities	(1,934)	(9,542)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,292	36,419

Cash Flows from Investing Activities:
Capital expenditures	(32,451)	(47,919)
Acquisition of Midway assets, net	—	(9,160)
Proceeds from sale of rotable and expendable inventory	—	1,783
Change in other assets	(227)	(898)
Change in restricted cash	(612)	(10,758)
Net returns (payments) of lease and equipment deposits	(146)	36
Purchase of held-to-maturity securities	—	(2,483)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,436)	(69,399)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(20,399)	(11,127)
Proceeds from borrowings of short-term debt and senior convertible notes	2,708	100,000
Debt issue costs	—	(3,009)
Proceeds from exercise of stock options and issuance of warrants	371	677
Common stock purchased and retired	(10,285)	(1,656)
Proceeds from receipt of deferred credits	3,339	1,756

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,266)	86,641

NET CHANGE IN CASH AND CASH EQUIVALENTS	(51,410)	53,661
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,110	152,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,700	$206,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$29,680	$17,657
Cash paid for income taxes, net	16	3,638
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$296,288	$405,673
Aircraft and debt permanently financed as operating leases	—	197,300
Long-term debt assumed in Midway asset purchase	—	24,109
Inventory and other credits received in conjunction with aircraft financing	—	3,549
Note payable to aircraft manufacturer for deposits on interim aircraft.	14,591	—
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation
      The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the nine-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
      The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Segment Reporting
      Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines, Air Midwest/ Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft. Air Midwest and Freedom operate the Company’s Beech 1900 turboprop aircraft. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Prior to October 2004, the Company operated regional jets in both Mesa and Freedom. In October 2004, the Company completed its transition of regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As such, the Company has aggregated Freedom with Air Midwest beginning in the first quarter of fiscal 2005. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.
      Mesa Airlines provides passenger service with regional jets under revenue-guarantee contracts with America West Airlines, Inc. (“America West”), United Airlines, Inc. (“United”) and US Airways, Inc. (“US Airways”). Mesa Airlines also previously operated under a code-share agreement with Frontier

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Airlines, Inc., which terminated on December 31, 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of June 30, 2005, Mesa Airlines operated a fleet of 158 aircraft — 106 CRJs, 36 ERJs and 16 Dash-8s.
      Air Midwest and Freedom provide passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest Airlines, Inc. (“Midwest Airlines”) as well as independent operations as Mesa Airlines. As of June 30, 2005, Air Midwest and Freedom operated a fleet of 24 Beechcraft 1900D turboprop aircraft.
      The Other category consists of Mesa Air Group, RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement and sales company.

Three Months Ended		Air Midwest/
June 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$282,012	$14,052	$75,547	$(73,033)	$298,578
Depreciation and amortization	10,590	58	1,325	(385)	11,588
Operating income (loss)	39,244	(1,692)	10,064	(10,853)	36,763
Interest expense	(8,653)	—	(3,045)	143	(11,555)
Interest income	779	4	144	(143)	784
Income (loss) before income tax	33,201	(2,036)	7,458	(10,853)	27,770
Income tax (benefit)	12,716	(779)	2,855	(4,157)	10,635
Total assets	1,587,883	13,265	257,032	(405,380)	1,452,800
Capital expenditures	124,602	—	15,027	—	139,629

Three Months Ended	Mesa/
June 30, 2004 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$217,216	$20,272	$111,610	$(109,512)	$239,586
Depreciation and amortization	6,404	57	921	—	7,382
Operating income (loss)	26,299	(1,541)	15,609	(17,582)	22,785
Interest expense	(4,576)	(40)	(2,466)	141	(6,941)
Interest income	290	1	146	(141)	296
Income (loss) before income tax	22,129	(1,612)	13,491	(17,582)	16,426
Income tax (benefit)	9,118	(665)	5,557	(7,242)	6,768
Total assets	955,722	19,112	403,139	(324,917)	1,053,056
Capital expenditures	155,452	183	20,166	—	175,801

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended		Air Midwest/
June 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$770,488	$49,663	$223,171	$(216,125)	$827,197
Depreciation and amortization	27,656	184	3,418	(385)	30,873
Operating income (loss)	100,630	(6,855)	32,559	(32,877)	93,457
Interest expense	(22,119)	—	(8,800)	429	(30,490)
Interest income	1,823	9	439	(429)	1,842
Income (loss) before income tax	84,007	(7,214)	23,925	(32,877)	67,841
Income tax (benefit)	32,174	(2,763)	9,163	(12,591)	25,983
Total assets	1,587,883	13,265	257,032	(405,380)	1,452,800
Capital expenditures	276,305	—	52,434	—	328,739

Nine Months Ended	Mesa/
June 30, 2004 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$569,330	$62,318	$267,972	$(262,817)	$636,803
Depreciation and amortization	15,994	398	2,317	—	18,709
Operating income (loss)	59,576	(8,226)	31,884	(42,144)	41,090
Interest expense	(11,498)	(123)	(6,168)	142	(17,647)
Interest income	605	4	439	(142)	906
Income (loss) before income tax	50,426	(8,364)	26,549	(42,143)	26,468
Income tax (benefit)	20,779	(3,447)	10,938	(17,363)	10,907
Total assets	955,722	19,112	403,139	(324,917)	1,053,056
Capital expenditures	417,982	228	35,382	—	453,592

3.	Investments
      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments.
      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $126.3 million in marketable securities that include common equity securities of companies operating in the airline industry, US treasury notes and corporate bonds. These investments are classified as trading securities and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized gains (losses) relating to trading securities held at June 30, 2005 and September 30, 2004, were $0.7 million and ($1.7) million, respectively.
      The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. The balance of marketable securities at June 30, 2005 includes investments in ARS of $48.6 million. The Company reclassified ARS of $47.8 million as of September 30, 2004 that were previously included in cash and cash equivalents to short-term investments.

4.	Restricted Cash
      At June 30, 2005, the Company had $10.1 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance and other business needs. Pursuant to the agreement, $5.1 million of outstanding letters of credit at June 30, 2005 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations. In our Consolidated Statement of Cash Flows for the nine months ended June 30, 2005, the Company reclassified the change in restricted cash balances to present such change as an investing activity. The Company previously presented such change as an operating activity. In our Consolidated Statement of Cash Flows for the nine months ended June 30, 2004, the Company reclassified the change in restricted cash balances to be consistent with the 2005 presentation.

5.	Accounts Receivable from Code-Share Partners
      The Company has code-share agreements with America West, US Airways, United and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the nine months ended June 30, 2005 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 50% and 59% of total gross accounts receivable at June 30, 2005 and September 30, 2004, respectively.

6.	Contract Incentives
      In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The first of these aircraft are expected to be put into service in October 2005. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s now terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company has agreed to make three $10 million payments to United as follows: i) $10 million in June 2005, ii) $10 million any time after the delivery of the first expansion regional jet under the United code-share agreement, and iii) $10 million on or after November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $0.4 million was recorded for the quarter ended June 30, 2005.

7.	Deferred Credits
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

8.	Short-Term Debt
      At June 30, 2005 and September 30, 2004, the Company had $398.7 million and $231.0 million, respectively, in notes payable for aircraft on interim financing. Under these interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. These interim financing agreements are through December 2005 and provide for monthly interest only payments at

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LIBOR plus three percent. Under the interim financing arrangements, the manufacturer has provided a portion of the financing with the remainder being provided by Export Development Canada (“EDC”). As part of the financing with the EDC, the Company is required to maintain a deposit of five percent of the aircraft value with the EDC. Pursuant to this requirement, the Company has borrowed $17.3 million from the manufacturer to fund interim aircraft financing deposits with the EDC. Amounts on deposit with the EDC will be returned to the manufacturer upon the earlier of payment in full of the interim financing or completion of permanent financing.
      The Company’s interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. After taking delivery of the aircraft, the Company seeks to subsequently enter into a sale-leaseback transaction with an independent third-party lessor when market lease rates permit. Upon permanent financing as a lease, the proceeds from the sale-leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on sale-leaseback transactions is deferred and amortized over the life of the lease.
      As of June 30, 2005, our growth strategy involves the acquisition of three more Bombardier regional jets during the remainder of fiscal 2005. As of June 30, 2005, we had permanently financed 35 of the 50 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. As of June 30, 2005, we are obligated under our code-share agreements to place an additional three CRJ 900 regional jets over the next three months. As of June 30, 2005, we have firm orders with Bombardier for an additional 10 regional jets. Subsequent to June 30, 2005, the Company took delivery of two additional CRJ-900 aircraft pursuant to interim financing provided by the manufacturer.

9.	Notes Payable and Long-Term Debt
      Long-term debt consisted of the following:

	June 30,	September 30,
	2005	2004

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$353,034	$248,135
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at a current variable interest rate of 4.92%, collateralized by the underlying aircraft	89,540	93,900
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.50% thereafter, collateralized by the underlying aircraft	24,504	25,758
Note payable to manufacturer, principal due semi-annually, interest at 7.00% due quarterly through 2007	2,971	3,363
Mortgage note payable to bank, principal and interest at 7.50% due monthly through 2009	932	961
Other	208	234

Total debt	671,301	572,463
Less current portion	(27,603)	(21,850)

Long-term debt	$643,698	$550,613

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share
      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing net income per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Share calculation:
Weighted average shares — basic	28,830	31,610	29,297	31,691
Effect of dilutive outstanding stock options and warrants	105	812	111	1,381
Effect of restricted stock	286	—	286	—
Effect of dilutive outstanding convertible debt	16,933	16,933	16,933	13,698

Weighted average shares — diluted	46,154	49,355	46,627	46,770

Adjustments to net income:
Net income	$17,135	$9,658	$41,858	$15,561
Interest expense on convertible debt, net of tax	1,524	1,452	4,573	3,629

Adjusted net income	$18,659	$11,110	$46,431	$19,190

      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share if the contingency had not been met. The Company previously included its convertible notes due 2003 in the EPS calculation. The Company adopted the provisions of EITF Issue No. 04-08 in the first quarter of fiscal 2005, and as such, has now also included the 3.625% senior convertible notes due 2024 in the calculation of dilutive earnings per share. EITF Issue No. 04-08 requires the restatement of prior period diluted earnings per share amounts. The 3.625% senior convertible notes due 2024 were issued in February 2004, thus previously reported diluted earnings per share for the three and nine months ended June 30, 2004 have been restated to include the dilutive impact of the 3.625% senior convertible notes.

11.	Stock Repurchase Program
      In December 1999, the Company’s Board of Directors authorized the Company to repurchase up to 10%, or approximately 3.4 million shares of the Company’s then-outstanding common stock. In January 2001, October 2002 and October 2004, the Board of Directors amended its original repurchase plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. In April 2005, the Board of Directors authorized the repurchase of up to one million additional shares of the Company’s outstanding common stock of the Company. As of June 30, 2005, the Company has acquired and

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retired approximately 7.9 million shares of its outstanding common stock at an aggregate cost of approximately $47.1 million, leaving approximately 1.5 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
      The Company repurchased the following shares for $6.9 million during the three months ended June 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

April 2005	896,285	$6.17	896,285	1,687,801
May 2005	152,539	6.43	152,539	1,535,262
June 2005	60,000	6.60	60,000	1,475,262

Total	1,108,824	$6.23	1,108,824

12.	Beechcraft 1900D Cost Reductions
      On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $4.0 million was recorded as a reduction to expense during the nine months ended June 30, 2005 and 2004.
      In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. Each of the warrants is exercisable at any time over a three-year period following its date of purchase. At June 30, 2005, Raytheon has vested in and exercised its option to purchase all 233,068 warrants.

13.	Interest Expense
      Included in interest expense on the statement of income was interest expense related to aircraft financing of $8.6 million and $4.4 million for the three months ended June 30, 2005 and 2004, respectively, and $21.6 million and $10.7 million for the nine months ended June 30, 2005 and 2004, respectively.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Impairment of Long-Lived Assets
      The changes in the impairment and restructuring charges for the periods ended June 30, 2005 and 2004 are as follows:

	Reserve	Non-		Reserve		Non-		Reserve
	Oct. 1,	Cash	Cash	Dec. 31,		Cash	Cash	Mar. 31,
Description of Charge	2003	Utilized	Utilized	2003	Provision	Utilized	Utilized	2004

Restructuring:
Severance and other	$(548)	$—	$44	$(504)	$—	$—	$64	$(440)
Costs to return aircraft	(2,217)	—	—	(2,217)	(2,400)	—	8	(4,609)
Aircraft lease payments	(1,188)	129	36	(1,023)	(2,398)	129	36	(3,256)
Cancellation of maintenance agreement	—	—	—	—	(1,179)	—	—	(1,179)
Impairment:
Impairment of maintenance deposits	—	—	—	—	(823)	823	—	—
Impairment of surplus inventory	—	—	—	—	(4,517)	4,517	—	—

Total	$(3,953)	$129	$80	$(3,744)	$(11,317)	$5,469	$108	$(9,484)

	Reserve		Non-		Reserve
	Mar. 31,		Cash	Cash	Jun. 30,
Description of Charge	2004	Provision	Utilized	Utilized	2004

Restructuring:
Severance and other	$(440)	$—	$—	$91	$(349)
Costs to return aircraft	(4,609)	—	—	2,320	(2,289)
Aircraft lease payments	(3,256)	—	129	2,434	(693)
Cancellation of maintenance agreement	(1,179)	—	—	1,179	—
Impairment:
Impairment of surplus inventory	—	(1,060)	1,060	—	—

Total	$(9,484)	$(1,060)	$1,189	$6,024	$(3,331)

	Reserve		Non-		Reserve		Non-	Reserve
	Oct. 1,	Reversal of	Cash	Cash	Dec. 31,	Cash	Cash	Mar. 31,
Description of Charge	2004	Charges	Utilized	Utilized	2004	Utilized	Utilized	2005

Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$—	$—	$(1,030)	$1,030	$—	$—
Aircraft lease payments	(450)	70	77	36	(267)	36	147	(84)

Total	$(2,667)	$1,257	$77	$36	$(1,297)	$1,066	$147	$(84)

	Reserve		Reserve
	Mar. 31,	Cash	Jun. 30,
Description of Charge	2005	Utilized	2005

Restructuring:
Costs to return aircraft	$—	$—	$—
Aircraft lease payments	(84)	36	(48)

Total	$(84)	$36	$(48)

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The remaining reserve balance is included in accrued expenses on the accompanying consolidated balance sheets.

15.	Other Income
      Other income includes investment income from the Company’s portfolio of aviation related securities of approximately $1.1 million and less than $0.1 million for the three months ended June 30, 2005 and 2004, respectively.
      Other income includes investment income from the Company’s portfolio of aviation related securities of approximately $1.9 million and $1.2 million for the nine months ended June 30, 2005 and 2004, respectively.

16.	Stockholders’ Equity
      The Company applies the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for awards made pursuant to its fixed stock option plans. Had the compensation cost for the Company’s four fixed stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have been as indicated by the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In thousands)		(In thousands)
Net income as reported	$17,135	$9,658	$41,858	$15,561
Stock-based employee compensation cost, net of tax	(314)	(418)	(640)	(862)

Pro forma net income	16,821	9,240	41,218	14,699
Interest expense on convertible debt, net of tax	1,524	1,452	4,573	3,629

Adjusted pro forma net income	$18,345	$10,692	$45,791	$18,328

Net income per share — Basic:
As reported	$0.59	$0.31	$1.43	$0.49

Pro forma	$0.58	$0.05	$1.41	$0.46

Net income per share — Diluted:
As reported	$0.40	$0.23	$1.00	$0.41

Pro forma	$0.40	$0.04	$0.98	$0.39

17.	Commitments and Contingencies
      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company has an option to acquire 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company converted options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). As of June 30, 2005, the Company has taken delivery of 10 CRJ-900 aircraft under the converted options. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at June 30, 2005. The Company has borrowed $17.3 million from BRAD to fund interim aircraft financing deposits with the EDC. Amounts on deposit with the EDC will be returned to BRAD upon the earlier of payment in full of the interim financing or completion of permanent financing. The BRAD deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft on order ($3.0 million per aircraft).

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005, the Company announced a code-share arrangement between the Company, Freedom, and Delta Air Lines, Inc. (“Delta”) that provides for Freedom to become a Delta Connection partner. Under the terms of this arrangement, Freedom will operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network, with the first five aircraft planned to enter Delta Connection service as early as October 2005. The arrangement requires Mesa to partially subsidize Delta’s lease payments for each of Delta’s 30 Dornier Fairchild 328 jets throughout the term of the agreement in exchange for performing flight services under the agreement. The subsidy would terminate in the event that Delta files for bankruptcy protection. The code-share arrangement will terminate with respect to each aircraft, on an aircraft-by-aircraft basis, beginning in approximately twelve years. The Company will record the liability when each subsidy payment becomes due. The cumulative cost of the subsidy will be amortized on a straight-line basis as a reduction in revenue based upon aircraft revenue months.
      In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system and extend the expiration dates under the existing code-share agreement with respect to certain aircraft. In connection with the amendment, the Company has agreed to make three $10 million payments to United as follows: i) $10 million was paid in June 2005, ii) $10 million any time after the delivery of the first expansion regional jet under the United code-share agreement, and iii) $10 million on or after November 2005.
      The Company is also involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

18.	New Accounting Pronouncement
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for fiscal years beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

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

Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines and/or US Airways to successfully restructure and emerge from bankruptcy; the ability of US Airways to reject our code-share agreements in bankruptcy and the timing of the transition of regional jets from US Airways to Delta and United; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with litigation outcomes. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.
      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.
      Investors should read the risks identified under “Risk Factors” below for a more detailed discussion of these and other factors.
GENERAL
      Mesa Air Group, Inc. and its subsidiaries (collectively referred to herein as “Mesa” or the “Company”) is an independently owned regional airline serving 165 cities in 44 states, the District of Columbia, Canada, Mexico and the Bahamas. At June 30, 2005, Mesa operated a fleet of 182 aircraft with over 1,100 daily departures.
      As of June 30, 2005, Mesa’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines, a wholly owned subsidiary of Mesa, operates as America West Express under a code-share and revenue guarantee agreement with America West Airlines, as United Express under a code-share and revenue guarantee agreement with United Airlines and as US Airways Express under a code-share and revenue guarantee agreement with US Airways. Air Midwest, a wholly owned subsidiary of Mesa, operates as US Airways Express under a code-share agreement with US Airways, as

America West Express under a code-share agreement with America West, and also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and Dallas, Texas. Air Midwest also has a code-share agreement with Midwest Airlines in Kansas City on flights operated as US Airways Express. In addition, Freedom, a wholly owned subsidiary of the Company, operates as America West express under a code-share agreement with America West.
      Approximately 99% of our consolidated passenger revenues for the nine months ended June 30, 2005 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Midwest Airlines, United Airlines and US Airways. These code-share agreements allow use of the code-share partner’s reservation system and flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, and aircraft paint schemes and uniforms similar to the code-share partners and provide coordinated schedules and joint advertising.
      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.
      The following tables set forth quarterly and nine-month comparisons for the periods indicated below:
OPERATING DATA

	Three Months Ended		Nine Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Passengers	3,492,971	2,826,633	9,567,626	7,097,863
Available seat miles (000’s)	2,352,514	1,929,847	6,363,062	4,984,240
Revenue passenger miles (000’s)	1,677,974	1,419,466	4,491,608	3,470,825
Load factor	71.3%	73.6%	70.6%	69.6%
Yield per revenue passenger mile (cents)	17.8	16.9	18.4	18.3
Revenue per available seat mile (cents)	12.7	12.4	13.0	12.8
Operating cost per available seat mile (cents)	11.1	11.2	11.5	12.0
Average stage length (miles)	399	402	386	387
Number of operating aircraft in fleet	182	175	182	175
Gallons of fuel consumed (000’s)	52,718	45,517	149,003	121,290
Block hours flown	148,093	135,262	423,851	370,554
Departures	100,954	91,208	291,034	255,200

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Nine Months Ended

	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

	Costs per		Costs per		Costs per		Costs per
	ASM	% of Total	ASM	% of Total	ASM	% of Total	ASM	% of Total
	(Cents)	Revenues	(Cents)	Revenues	(Cents)	Revenues	(Cents)	Revenues

Flight operations	3.3	26.2%	4.0	32.3%	3.7	28.6%	4.3	33.9%
Fuel	3.5	27.3%	2.8	22.2%	3.4	25.8%	2.6	20.7%
Maintenance	2.2	17.5%	2.3	18.1%	2.3	17.9%	2.4	18.4%
Aircraft and traffic servicing	0.7	5.8%	0.9	7.5%	0.8	6.2%	1.0	7.5%
Promotion and sales	0.0	0.3%	0.1	0.6%	0.0	0.4%	0.1	0.7%
General and administrative	0.9	6.7%	0.8	6.3%	0.8	6.2%	0.9	7.4%
Depreciation and amortization	0.5	3.9%	0.4	3.1%	0.5	3.7%	0.4	2.9%
Impairment and restructuring charges (credits)	0.0	0.0%	0.1	0.4%	0.0	(0.2)%	0.2	1.9%

Total operating expenses	11.1	87.7%	11.2	90.5%	11.5	88.7%	12.0	93.5%
Interest expense	0.5	3.9%	0.4	2.9%	0.5	3.7%	0.4	2.8%

Note:	numbers in table may not recalculate due to rounding
FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended June 30, 2005 (000’s)

		Air Midwest/
	Mesa	Freedom	Other	Elimination	Total

Total operating revenues	$282,012	$14,052	$75,547	$(73,033)	$298,578
Total operating expenses	242,768	15,744	65,483	(62,180)	261,815

Operating income (loss)	39,244	(1,692)	10,064	(10,853)	36,763

	Three Months Ended June 30, 2004 (000’s)

	Mesa/Freedom	Air Midwest	Other	Elimination	Total

Total operating revenues	$217,216	$20,272	$111,610	$(109,512)	$239,586
Total operating expenses	190,917	21,813	96,001	(91,930)	216,801

Operating income (loss)	26,299	(1,541)	15,609	(17,582)	22,785

	Nine Months Ended June 30, 2005 (000’s)

		Air Midwest/
	Mesa	Freedom	Other	Elimination	Total

Total operating revenues	$770,488	$49,663	$223,171	$(216,125)	$827,197
Total operating expenses	669,858	56,518	190,612	(183,248)	733,740

Operating income (loss)	100,630	(6,855)	32,559	(32,877)	93,457

	Nine Months Ended June 30, 2004 (000’s)

	Mesa/Freedom	Air Midwest	Other	Elimination	Total

Total operating revenues	$569,330	$62,318	$267,972	$(262,817)	$636,803
Total operating expenses	509,754	70,544	236,088	(220,673)	595,713

Operating income (loss)	59,576	(8,226)	31,884	(42,144)	41,090

Recent Developments
United Code-Sharing Agreement
      In June 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The first of these aircraft are expected to be put into service in October 2005.
      Before the amendment, the Company operated 15 CRJ-200, 15 CRJ-700 and 10 Dash-8 aircraft for United under a code-sharing arrangement. The code-share agreement already provided for the Company to increase its fleet to 30 70-seat regional aircraft (15 of which would be replacements for 15 CRJ-200s).
      The agreement with United continues to be a revenue-guarantee flying agreement. Like the Company’s other revenue-guarantee agreements, the Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as insurance, property tax per aircraft, fuel cost, oil cost, and landing fees. The Company also receives a profit margin based upon certain reimbursable costs under the agreement as well as its operational performance. In consideration for the amendment, the Company has agreed to make three $10 million payments to United over time, beginning shortly after the effective date of the amendment.
      The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April, 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended as well. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April, 2010, (ii) the 15 50-seat CRJ-200s now terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 31, 2018, and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 31, 2011 and December 31, 2013.
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

RESULTS OF OPERATIONS

For the three months ended June 30, 2005 versus the three months ended June 30, 2004

Operating Revenues
      In the quarter ended June 30, 2005, operating revenue increased by $59.0 million, or 24.6%, from $239.6 million in the quarter ended June 30, 2004 to $298.6 million in the quarter ended June 30, 2005. The increase in revenue is primarily attributable to a $65.0 million increase in revenue associated with the operation of 18 additional regional jets flown by Mesa compared to the quarter ended June 30, 2004. This increase was partially offset by a net decrease in revenue of approximately $6.2 million at Air Midwest and Freedom. The decrease in revenue at Air Midwest and Freedom was primarily comprised of a $6.5 million decrease in passenger revenue, which was offset by a $0.3 million increase in Essential Air Program subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 35 in June 2004 to 24 in June 2005 as a result of leasing these aircraft to other carriers.

Operating Expenses

Flight Operations
      In the quarter ended June 30, 2005, flight operations expense increased $0.9 million, or 1.2%, to $78.3 million from $77.4 million for the quarter ended June 30, 2004. On an ASM basis, flight operations expense decreased 17.5% to 3.3 cents per ASM in the quarter ended June 30, 2005 from 4.0 cents per ASM in the quarter ended June 30, 2004. At Mesa, flight operations expense increased $2.6 million primarily due to $2.2 million in increased aircraft lease costs as a result of placing additional CRJ-200 aircraft into service and $2.2 million in increased pilot and flight attendant wages due to increased level of flight operations. The increases were offset by decreased training wages of $1.5 million and decreased simulator costs of $1.0 million, which were incurred in the prior year while Mesa increased its fleet. These costs were offset by reduced flight operations expense at Air Midwest and Freedom of $1.9 million, which was primarily comprised of decreased wages and training costs of $1.1 million. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa over the past year and the reduction in turboprop aircraft at Air Midwest and Freedom.

Fuel
      In the quarter ended June 30, 2005, fuel expense increased $28.3 million, or 53.3%, to $81.4 million from $53.1 million for the quarter ended June 30, 2004. On an ASM basis, fuel expense increased 25.0% to 3.5 cents per ASM in the quarter ended June 30, 2005 from 2.8 cents per ASM in the quarter ended June 30, 2004. Into-plane fuel cost in the third quarter increased 33.1% from $1.16 per gallon in 2004 to $1.54 per gallon in 2005, resulting in a $17.4 million unfavorable price variance. Consumption increased 15.8% in the quarter resulting in an $11.1 million unfavorable volume variance (excluding fuel used in other operations) due to the additional regional jets added to the fleet. In the quarter ended June 30, 2005, approximately 96% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In the quarter ended June 30, 2005, maintenance expense increased $8.8 million, or 20.3%, to $52.3 million from $43.5 million for the quarter ended June 30, 2004. On an ASM basis, maintenance expense decreased 4.3% to 2.2 cents per ASM in the quarter ended June 30, 2005 from 2.3 cents in the quarter ended June 30, 2004.. Mesa’s maintenance expense increased $11.4 million primarily as a result of increases in the number of aircraft in its fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset partially by a $1.5 million decrease at Air Midwest and Freedom as a result of reductions in their respective fleets and a $1.1 million decrease in the Other segment as a result of a reduction in rotable inventory repair expense.

Aircraft and Traffic Servicing
      In the quarter ended June 30, 2005, aircraft and traffic servicing expense decreased by $0.7 million, or 3.8%, to $17.2 million from $17.9 million for the quarter ended June 30, 2004. On an ASM basis, aircraft and traffic servicing expense decreased 22.2% to 0.7 cents per ASM in the quarter ended June 30, 2005 from 0.9 cents per ASM in the quarter ended June 30, 2004. The decrease in expense is primarily related to the reduction in B1900 capacity at Air Midwest. The decrease on an ASM basis is due to the efficiencies attained by adding additional CRJ-900 regional jets at Mesa combined with the reduction in turboprop aircraft at Air Midwest and Freedom.

Promotion and Sales
      In the quarter ended June 30, 2005, promotion and sales expense decreased $0.5 million, or 33.9%, to $1.0 million from $1.5 million for the quarter ended June 30, 2004. On an ASM basis, promotion and sales expense now equates to less than $0.1 cent. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest and Freedom under the Company’s pro-rate agreements with its code-share partners caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative
      In the quarter ended June 30, 2005, general and administrative expense increased $5.0 million, or 33.2%, to $20.0 million from $15.0 million for the quarter ended June 30, 2004. On an ASM basis, general and administrative expense increased 12.5% to 0.9 cents per ASM in quarter ended June 30, 2005 from 0.8 cents per ASM in the quarter ended June 30, 2004. The increase in expense includes a $3.0 million increase in bad debt expense due to increasing the Company’s allowance for past due and disputed receivables, a $1.2 million increase in compensation related costs due to increased headcount and a $0.7 million increase in property taxes due to the increase in the Company’s jet fleet.

Depreciation and Amortization
      In the quarter ended June 30, 2005, depreciation and amortization expense increased $4.2 million, or 57.0%, to $11.6 million from $7.4 million for the quarter ended June 30, 2004. On an ASM basis, depreciation expense increased 25.0% to 0.5 cents per ASM in the quarter ended June 30, 2005 from 0.4 cents per ASM in the quarter ended June 30, 2004. The increase in depreciation expense is primarily due to depreciation on 13 additional CRJ-900 aircraft acquired and operating since June 30, 2004.

Impairment and Restructuring Charges (Credits)
      In the third quarter of fiscal 2004 the Company recognized an impairment charge of $1.1 million due to finalizing agreements to return the last two of the seven leased B1900D aircraft that were parked in the second quarter of fiscal 2004.

Interest Expense
      In the quarter ended June 30, 2005, interest expense increased $4.6 million, or 66.5%, to $11.6 million from $6.9 million for the quarter ended June 30, 2004. On an ASM basis, interest expense increased 25.0% to 0.5 cents per ASM in the quarter ended June 30, 2005 from 0.4 cents per ASM in the quarter ended June 30, 2004. The increase in interest expense is primarily comprised of an increase of $4.2 million in interest on interim and permanently financed aircraft debt.

Other Income
      In the quarter ended June 30, 2005, other income increased $1.5 million to $1.8 million from $0.3 million for the quarter ended June 30, 2004. In the quarter ended June 30, 2005, other income is primarily comprised of investment income of $1.9 million.

      In the quarter ended June 30, 2004, other income was primarily comprised of investment income of $0.2 million.

Income Taxes
      In the quarter ended June 30, 2005, income tax expense increased $3.9 million, or 57.1%, to $10.6 million from $6.8 million for the quarter ended June 30, 2004. The effective tax rate decreased from 41.2% for the quarter ended June 30, 2004 to 38.3% for the quarter ended June 30, 2005 mainly as a result of the Company making $3.5 million in executive compensation payments to top executives in 2004 as a result of restructuring their employment contracts, a portion of which was not deductible for tax purposes by the Company.

For the nine months ended June 30, 2005 versus the nine months ended June 30, 2004

Operating Revenues
      In the nine months ended June 30, 2005, operating revenue increased by $190.4 million, or 29.9%, from $636.8 million in the nine month period ended June 30, 2004 to $827.2 million in the nine month period ended June 30, 2005. The increase in revenue is primarily attributable to a $201.2 million increase in revenue associated with the operation of the 18 additional regional jets flown by Mesa compared to the nine months ended June 30, 2004. This increase was partially offset by a net decrease in revenue of approximately $12.7 million at Air Midwest and Freedom. The decrease in revenue at Air Midwest and Freedom was primarily comprised of a $15.1 million decrease in passenger revenue, which was offset by a $2.6 million increase in Essential Air Program subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 35 in June 2004 to 24 in June 2005 as a result of leasing these aircraft to other carriers.

Operating Expenses

Flight Operations
      In the nine months ended June 30, 2005, flight operations expense increased $20.5 million, or 9.5%, to $236.6 million from $216.1 million for the nine months ended June 30, 2004. On an ASM basis, flight operations expense decreased 14.0% to 3.7 cents per ASM in the nine months ended June 30, 2005 from 4.3 cents per ASM in the nine months ended June 30, 2004. At Mesa, flight operations expense increased $26.7 million primarily due to $16.9 million in increased aircraft lease costs as a result of placing additional CRJ-200 aircraft into service and $9.5 million in increased pilot and flight attendant wages due to the increased level of flight operations. The increases were offset by decreased training wages of $3.2 million and decreased simulator costs of $2.2 million, which were incurred in the prior year while Mesa increased its fleet. These costs were offset by reduced flight operations expense at Air Midwest and Freedom of $5.6 million, which was primarily comprised of decreased wages and training costs of $3.5 million and reduced aircraft rent of $2.0 million due to parking seven B1900 aircraft at March 31, 2004. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Fuel
      In the nine months ended June 30, 2005, fuel expense increased $81.9 million, or 62.1%, to $213.7 million from $131.8 million for the nine months ended June 30, 2004. On an ASM basis, fuel expense increased 30.8% to 3.4 cents per ASM in the nine months ended June 30, 2005 from 2.6 cents per ASM in the nine months ended June 30, 2004. Into-plane fuel cost for the nine months ended June 30th increased 32.7% from $1.08 per gallon in 2004 to $1.43 per gallon in 2005, resulting in a $42.9 million unfavorable price variance. Consumption increased 22.8% resulting in a $39.8 million unfavorable volume variance (excluding fuel used in other operations) due to the additional regional jets added to the fleet.

Maintenance Expense
      In the nine months ended June 30, 2005, maintenance expense increased $30.5 million, or 26.0%, to $147.8 million from $117.3 million for the nine months ended June 30, 2004. On an ASM basis, maintenance expense decreased 4.2% from 2.4 cents per ASM in the nine months ended June 30, 2004 to 2.3 cents per ASM in the nine months ended June 30, 2005. Mesa’s maintenance expense increased $32.8 million primarily as a result of increases in the number of aircraft in its fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset by a $3.2 million decrease at Air Midwest and Freedom as a result of reductions in its fleet.

Aircraft and Traffic Servicing
      In the nine months ended June 30, 2005, aircraft and traffic servicing expense increased by $3.8 million, or 8.0%, to $51.6 million from $47.8 million for the nine months ended June 30, 2004. On an ASM basis, aircraft and traffic servicing expense decreased 20.0% to 0.8 cents per ASM in the nine months ended June 30, 2005 from 1.0 cents per ASM in the nine months ended June 30, 2004. The increase in expense is primarily related to increased regional jet departures. The decrease on an ASM basis is due to the efficiencies attained by adding additional larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest and Freedom.

Promotion and Sales
      In the nine months ended June 30, 2005, promotion and sales expense decreased $1.4 million, or 31.3%, to $3.1 million from $4.5 million for the nine months ended June 30, 2004. On an ASM basis, promotion and sales expense now equates to less than $0.1 cent. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest and Freedom under the Company’s pro-rate agreements with its code-share partners, caused by a decline in passengers carried under these agreements. The Company does not pay these fees under its regional jet revenue-guarantee contracts.

General and Administrative
      In the nine months ended June 30, 2005, general and administrative expense increased $4.2 million, or 8.9%, to $51.2 million from $47.0 million for the nine months ended June 30, 2004. On an ASM basis, general and administrative expense decreased 11.1% to 0.8 cents per ASM in the nine months ended June 30, 2005 from 0.9 cents per ASM in the nine months ended June 30, 2004. The decrease in general and administrative expenses from last year is due to 2004 including $3.8 million in merger related costs and $3.5 million in executive compensation costs as a result of the restructuring of employment contracts of the Company’s top executives. These reductions were offset by a $3.8 million increase in bad debt expense due to increasing the Company’s allowance for past due and disputed receivables, a $1.7 million increase in compensation related costs due to increased headcount, a $2.1 million increase in property taxes due to the increase in the Company’s jet fleet and a $1.0 million in consulting costs related to Sarbanes Oxley compliance.

Depreciation and Amortization
      In the nine months ended June 30, 2005, depreciation and amortization expense increased $12.2 million, or 65.0%, to $30.9 million from $18.7 million for the nine months ended June 30, 2004. On an ASM basis, depreciation expense increased 25.0% to 0.5 cents per ASM in the nine months ended June 30, 2005 from 0.4 cents per ASM in the nine months ended June 30, 2004. The increase in depreciation expense is primarily due to depreciation on 18 additional CRJ-900 aircraft acquired since June 30, 2004.

Impairment and Restructuring Charges (Credits)
      In the nine months ended June 30, 2005, the Company reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.

      In the nine months ended June 30, 2004, the Company recognized an impairment charge of $12.4 million related to the planned early return of seven leased B1900D aircraft.

Interest Expense
      In the nine months ended June 30, 2005, interest expense increased $12.8 million, or 72.8%, to $30.5 million from $17.6 million for the nine months ended June 30, 2004. On an ASM basis, interest expense increased to 0.5 cents per ASM in the nine months ended June 30, 2005 from 0.4 cents per ASM in the nine months ended March, 31 2004. The increase in interest expense is primarily comprised of an increase of $10.9 million in interest on interim and permanently financed aircraft debt and a $1.2 million increase in interest on the senior convertible notes that were issued in February 2004.

Other Income
      In the nine months ended June 30, 2005, other income increased $0.9 million, or 43.1%, to $3.0 million from $2.1 million for the nine months ended June 30, 2004. In the nine months ended June 30, 2005, other income is primarily comprised of investment gains of $1.9 million from the Company’s portfolio of aviation related securities, $2.1 million of dividend income on marketable securities, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft and $1.0 million income from a settlement of a dispute with a vendor, offset by $4.1 million in lease return costs on the EMB120s.
      Other income for the nine months ended June 30, 2004 is primarily comprised of investment gains of $1.2 million related to the Company’s portfolio of aviation related securities and $0.8 million of dividend income on marketable securities

Income Taxes
      In the nine months ended June 30, 2005, income tax expense increased $3.9 million, or 137.8%, to $26.0 million from $10.9 million for the nine months ended June 30, 2004. The effective tax rate decreased from 41.2% for the nine months ended June 30, 2004 to 38.3% for the nine months ended June 30, 2005 mainly as a result of the Company making $3.5 million in executive compensation payments to top executives in 2004 as a result of restructuring their employment contracts, a portion of which was not deductible for tax purposes by the Company.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
      At June 30, 2005, we had cash, cash equivalents, and marketable securities (including restricted cash) of $258.1 million, compared to $241.1 million at September 30, 2004. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
      Sources of cash included $74.1 million provided from operations (excluding purchases and gains on securities).
      Uses of cash included capital expenditures of $32.5 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $10.0 million paid to United, $20.4 million in principal payments on long-term debt and $10.3 million in purchases of the Company’s outstanding common stock.
      As of June 30, 2005, we had receivables of approximately $22.0 million (net of an allowance for doubtful accounts of $12.4 million), compared to receivables of approximately $30.7 million (net of an allowance for doubtful accounts of $7.1 million) as of September 30, 2004. The amounts due consist primarily of receivables due from our code-share partners and passenger ticket receivables due through the Airline Clearing House. The decrease is primarily a result of collection of amounts due from Raytheon and collections from our code-

share partners. Accounts receivable from our code-share partners was 50% of total gross accounts receivable at June 30, 2005.

Operating Leases
      We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At June 30, 2005, we leased 127 aircraft with remaining lease terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $1.9 billion at June 30, 2005.

Interim and Permanent Aircraft Financing Arrangements
      At June 30, 2005, we had $398.7 million in notes payable for aircraft on interim financing. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. These interim financings agreements are through December 2005 and provide for monthly interest only payments at LIBOR plus three percent. Under the interim financing arrangements, the manufacturer has provided a portion of the financing with the remainder being provided by Export Development Canada (“EDC”). As part of the financing with EDC, the Company is required to maintain a deposit with EDC equal to five percent of the aircraft value with EDC. Pursuant to this requirement, the Company has borrowed $17.3 million from the manufacturer to fund interim aircraft financing deposits with EDC. Amounts on deposit with EDC will be returned to the manufacturer upon the earlier of payment in full of the interim financing or completion of permanent financing.
      The Company’s interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. After taking delivery of the aircraft, it is our intention to subsequently enter into a sale-leaseback transaction with an independent third-party lessor when market lease rates permit. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries. Subsequent to June 30, 2005, the Company took delivery of two additional CRJ-900 aircraft pursuant to interim financing provided by the manufacturer.

Other Indebtedness and Obligations
      At June 30, 2005, the Company had $10.1 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $5.1 million of outstanding letters of credit were collateralized by amounts on deposit at June 30, 2005. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll.
      Our Board of Directors has authorized us to repurchase up to 9.4 million shares of our outstanding common stock. As of June 30, 2005, we acquired and retired approximately 7.9 million shares of our outstanding common stock at an aggregate cost of approximately $47.1 million, leaving approximately 1.5 million shares available for repurchase under the existing Board authorizations. The timing of repurchases and the actual number of shares repurchased will depend on market conditions, alternative uses of capital and other considerations.

Contractual Obligations
      As of June 30, 2005, we had $671.3 million of long-term debt (including current maturities). This amount consisted of $467.1 million in notes payable related to owned aircraft, $200.1 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $4.1 million in other miscellaneous debt.
      The following table sets forth our cash obligations as of June 30, 2005.

	Payment Due by Period

Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	In thousands:
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$10,414	$38,991	$38,707	$38,423	$38,102	$349,655	$514,292
Senior convertible debt notes — 2.4829% (assuming no conversions)	3,129	6,257	6,257	6,257	—	100,112	122,012
Senior convertible debt notes — 2.115% (assuming no conversions)	1,813	3,625	3,625	3,625	1,813	100,000	114,501
Notes payable related to B1900Ds	2,582	10,331	10,331	10,331	10,331	62,287	106,193
Note payable related to CRJ200s(2)	750	3,000	3,000	3,000	3,000	20,952	33,702
Note payable to manufacturer	445	871	1,823	—	—	—	3,139
Mortgage note payable	27	109	109	109	109	1,037	1,500
Other	36	61	25	25	25	75	247

Total long-term debt	19,196	63,245	63,877	61,770	53,380	634,118	895,586

Short-term debt:
Notes payable to manufacturer — interim financing(1)	7,409	24,093	24,753	24,575	24,300	252,434	357,564

Payments under operating leases:
Cash aircraft rental payments(2)	48,722	191,782	183,898	168,946	166,578	1,134,688	1,894,614
Lease payments on equipment and operating facilities	347	1,343	1,151	1,175	745	2,450	7,211

Total lease payments	49,069	193,125	185,049	170,121	167,323	1,137,138	1,901,825

Future aircraft acquisition costs(3)	75,000	175,000	—	—	—	—	250,000

Total	$150,674	$455,463	$273,679	$256,466	$245,003	$2,023,690	$3,404,975

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, the Company has assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-700 and CRJ-900 aircraft in the future.

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
      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For further discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2004, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Revenue Recognition
      The America West, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. In addition, the Company’s code-share partners also provide, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company primarily recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed. Amounts paid to our code-share partners as contract incentives are recorded as a deferred charge and amortized over the term of the code-share agreement as a reduction of passenger revenue.
      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the quarters ended June 30, 2005 and 2004 were $60.7 million and $49.4 million, respectively. The amounts deemed to be rental income during the nine months ended June 30, 2005 and 2004 were $174.8 million and $123.0 million, respectively. These amounts are included in passenger revenue on the Company’s statements of income.
      The America West, US Airways, and Midwest Airlines turboprop code-share agreements are pro-rate agreements. Under a pro-rate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from the Company’s pro-rate agreements and the Company’s independent operations is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.
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

Allowance for Doubtful Accounts
      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $12.4 million and $7.1 million at June 30, 2005 and September 30, 2004, respectively. If the Company’s actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Accrued Health Care Costs
      The Company is currently self-insured for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its health care provider. At June 30, 2005 and September 2004, the Company accrued $3.1 million and $2.2 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.

Accrued Workers Compensation Costs
      In January 2005, the Company elected to self-insure its workers compensation costs up to a maximum amount, and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. The Company’s estimate of this reserve is based upon historical claim experience and upon the recommendations of its claim administrator. At June 30, 2005, the Company accrued $0.5 million for the cost of future workers compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for workers compensation claims could be materially overstated or understated.

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

Valuation Allowance for Deferred Tax Assets
      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. The Company periodically reviews these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 30, 2005, the Company had no valuation allowance for deferred tax assets as it believes it will generate sufficient taxable income in the future to realize its recorded deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2004, 2003 and 2002 (excluding impairment charges) and as the Company has taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from the Company’s expectations, the value of its deferred tax assets could be materially overstated.
AIRCRAFT
      The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2005:

				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	June 30, 2005	Capacity

Canadair 200/100 Regional Jet	2	54	56	56	50
Canadair 700 Regional Jet	5	10	15	15	64
Canadair 900 Regional Jet	26	9	35	35	86
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	35	—	35	24	19
Dash 8-200	—	16	16	16	37
Embraer EMB 120	—	2	2	—	30

Total	68	127	195	182

      The following table summarizes the Company’s jet fleet status and current fleet expansion plans, as well as options on additional aircraft deliveries, for the periods indicated:

		CRJ-700	CRJ-900		CRJ-
	CRJ-	Firm	Firm		700/900	ERJ-145	ERJ-145	Cumulative
	200/100	Orders	Orders		Options	Firm Orders	Options	Total

Delivered:
At 6/30/2005	56	15	35		—	36	—	142
Scheduled deliveries:
Fiscal 2005	—	—	3		7	—	—	152
Fiscal 2006	—	—	7	*	5	—	0	166
Fiscal 2007	—	—	—		8	—	5	186
Fiscal 2008	—	—	—		—	—	12	198
Fiscal 2009	—	—	—		—	—	12	210
Fiscal 2010 and beyond	—	—	—		40	—	16	257

Total	56	15	45		60	36	45

*	The Company has the right to convert a portion of these CRJ-900 aircraft to CRJ-700 aircraft at a later date.

CRJ Program
      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.
      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of June 30, 2005, we have accepted delivery of 15 CRJ-700s and 35 CRJ-900s under the 2001 BRAD Agreement. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets.
      In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.
      Also in 2004, the Company acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.

ERJ Program
      As of June 30, 2005, we operated 36 Embraer 145 aircraft.

Beechcraft 1900D
      As of June 30, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 24 of these aircraft. In October 2004, the Company entered into an agreement to lease four of its Beechcraft 1900D aircraft operated by Air Midwest to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida. In January 2005, the Company also signed an agreement to lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”). The Company currently has seven aircraft subleased to Big Sky pursuant to this agreement.

Dash-8
      As of June 30, 2005, we operated 16 leased Dash-8 aircraft.

Aircraft Financing Relationships with the Manufacturer
      It is customary business practice to enter into interim financing with the manufacturer. Under interim financing arrangements, the Company takes delivery and title of the aircraft prior to securing permanent financing. After taking delivery of the aircraft, it is the Company seeks to subsequently enter into a sale-leaseback transaction with an independent third-party lessor. Occasionally the Company will permanently finance aircraft with long-term debt, but it is the Company’s current intention to permanently finance aircraft as operating leases rather than debt. The Company currently has 15 aircraft on interim financing. These interim financings agreements are through December 2005 and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to June 30, 2005, the Company took delivery of two additional CRJ-900 aircraft pursuant to interim financing provided by the manufacturer.

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
      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the quarter ended June 30, 2005, our America West code-share agreement accounted for 47% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 30% of our consolidated passenger revenues and our United code-share agreement accounted for 23% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should any of our revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.
      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under our code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. The financial performance of United could directly affect their ability to perform under our code-share agreement with them. Additionally, US Airways, which accounted for 30% of our consolidated passenger revenue for the quarter ended June 30, 2005 has not yet emerged from its Chapter 11 proceedings. In May 2005, US Airways announced plans to merge with America West, which merger is subject to the approval of America West’s shareholders and the satisfaction of certain other closing conditions. We believe US Airways will reject our code-share agreement in connection with its proposed merger with America West. Although we expect to transition all aircraft under the US Airways code-share agreement to our other code-share partners, any delay or other unexpected occurrence in connection with such transition could have a material adverse effect on our business, financial condition and results of operations. Further, if any of our other current or future code-share partners seek protection under the Bankruptcy Code, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have an adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.
      We depend on major airlines like America West, United, US Airways and Delta electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by America West, United, US Airways or Delta to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa Airlines, US Airways, United and Delta have similar code-share agreements with other competing regional airlines. Mesa Airlines is currently America West’s only code-share partner.

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
      At June 30, 2005, we had approximately 4,500 employees, a significant number of whom are members of two labor unions, ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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
      The price and supply of jet fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Although approximately 96% of our fuel costs for the quarter ended June 30, 2005 was reimbursed by our code-share partners, price escalations or reductions in the supply of jet fuel will increase our operating expenses and, to the extent such fuel costs are not reimbursed by our code-share partners, could cause our operating results and net income to decline.

If additional security and safety measures regulations are adopted, we may incur increased operating costs and experience a decrease in earnings.
      Congress has adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. The Aviation Safety Commission’s report recommends the adoption of further measures aimed at improving the safety and security of air travel. We cannot forecast what additional security and safety requirements may be imposed on our operations in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant. To the extent that the costs of complying with any additional safety and security measures are not reimbursed by our code-share partners, our operating results and net income could be adversely affected.

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
      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of June 30, 2005 the average age of our regional jet fleet is 3.1 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.
      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the quarter ended June 30, 2005, our debt service payments totaled $19.1 million and our lease payments totaled $30.8 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $1.9 billion at June 30, 2005. As of June 30, 2005, our growth strategy involves the acquisition of 15 more Bombardier regional jets during the remainder of fiscal 2005 and 2006. As of June 30, 2005, we had permanently financed 35 of the 50 CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement; the remaining aircraft are subject to interim financing. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries. Subsequent to June 30, 2005, the Company took delivery of two additional CRJ-900 aircraft pursuant to interim financing provided by the manufacturer.
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
      As of June 30, 2005, we are obligated under our code-share agreements to place an additional three CRJ 900 regional jets over the next three months. As of June 30, 2005, we have firm orders with Bombardier for an additional 10 regional jets. We also have options to acquire an additional 20 regional jets that are exercisable through 2007 and 40 regional jets that are exercisable in 2010 and beyond.

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
      We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (A) None
      (B) None
      (C) On December 23, 1999, the Board of Directors authorized the repurchase of 10%, or 3.4 million shares, of the Company’s outstanding shares of common stock at the time. On January 4, 2001, October 24, 2002 and October 12, 2004 the Board of Directors amended the original plan and authorized the repurchase of one million, two million and two million additional shares of common stock, respectively. On April 26, 2005, the Board of Directors authorized the Company to purchase up to one million additional shares of the outstanding common stock of the Company. As of June 30, 2005, the Company has acquired and retired 7.9 million shares of its outstanding common stock at an aggregate cost of approximately $47.1 million, leaving 1.5 million shares available for repurchase under the existing Board authorizations, which authorizations have no expiration date. The Company repurchased the following shares during the three months ended June 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plan

April 2005	896,285	$6.17	896,285	1,687,801
May 2005	152,539	6.43	152,539	1,535,262
June 2005	60,000	6.60	60,000	1,475,262

Total	1,108,824	$6.23	1,108,824

Item 3.	Defaults upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to vote for Security Holders.
      None

Item 5.	Other Information.
      None

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

10.1	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (certain portions deleted pursuant to confidentiality treatment request)	*	(1)

10.2	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)	*	(1)

10.3	Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)	*	(1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO
Dated: August 9, 2005

Index to Exhibits

Exhibits:

Exhibit 10.1	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (certain portions deleted pursuant to confidentiality treatment request)

Exhibit 10.2	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)

Exhibit 10.3	Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002