Form 10-K
period 2005-09-30
MESA AIR GROUP INC
filed 2005-12-14
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005
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
Common Stock, No Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2005: Common Stock, no par value: $305.6 million.
      On December 1, 2005, the Registrant had outstanding 29,086,346 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders

MESA AIR GROUP, INC.
2005 FORM 10-K REPORT

PART I
Forward-Looking Statements
      This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of America West, Delta Air Lines, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of United Airlines to successfully restructure and emerge from bankruptcy; the ability of Delta Air Lines to reject our code-share agreements in bankruptcy; the inability to transition the planes we currently fly under our code-share agreement with US Airways without undue cost and expense; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.
      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Item 1.	Business
General
      Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2005, the Company served 176 cities in 43 states, the District of Columbia, Canada and Mexico and operated a fleet of 182 aircraft with approximately 1,100 daily departures.
      Approximately 99% of our consolidated passenger revenues for the fiscal year ended September 30, 2005 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West Airlines, Inc. (“America West”), Midwest Airlines, Inc. (“Midwest Airlines”), United Airlines, Inc. (“United Airlines” or “United”) and US Airways, Inc. (“US Airways”). These code-share agreements allow use of the code-share partners’ flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. The remaining passenger revenues are derived from our independent operations. On October 1, 2005, we commenced flight operations as Delta Connection under a code-share agreement with Delta Air Lines, Inc. (“Delta”).

      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.
      Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation, operates regional jet and turboprop aircraft as America West Express under a code-share agreement with America West, primarily at America West’s operations hubs located in Phoenix and Las Vegas; as US Airways Express under a code-share agreement with US Airways, primarily at US Airways’ hubs on the East Coast; and as United Express under a code-share agreement with United Airlines, at various United hubs across the country.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, operates Beechcraft 1900D 19-seat turboprop aircraft as US Airways Express under a code-share agreement with US Airways at certain US Airways’ hubs on the East Coast as well as Kansas City. Air Midwest’s flights in Kansas City code-share with both Midwest Airlines and US Airways. Air Midwest operates as America West Express in Phoenix. Air Midwest also operates as Mesa Airlines in Albuquerque, New Mexico and in select Essential Air Service (“EAS”) markets. The Albuquerque flights and certain EAS markets are “Independent Operations” and are not subject to a code-sharing agreement with a major carrier.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, commenced flight operations using ERJ-145 50-seat regional jets as Delta Connection on October 1, 2005 under a code-share agreement with Delta primarily between Orlando, Florida and designated outlying cities. Freedom previously operated Beechcraft 1900D 19-seat turboprop aircraft and CRJ-700 and 900 regional jets pursuant to the Company’s code-share agreement with America West.
      Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.
Corporate Structure
      Mesa is a Nevada corporation with its principal executive office in Phoenix, Arizona.
      In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD, operates training programs for student pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., (“RAS”) a California corporation, performs aircraft component repair, certain overhaul services, and ground handling services, primarily to Mesa subsidiaries.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew-in-training accommodations.

•	Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company, was established to purchase, distribute and manage Mesa’s inventory of spare rotable and expendable parts.

Aircraft in Operation
      The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type as of September 30, 2005:

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200)	(CRJ-700)	(CRJ-900)	(ERJ-145)	1900D	Dash 8-200	Total

US Airways Express	23	—	—	36	14	—	73
America West Express	18	—	37	—	2	6	63
United Express	15	15	—	—	—	10	40
Mesa Airlines	—	—	—	—	6	—	6

Total	56	15	37	36	22	16	182

Code-Share Agreements
      Our airline subsidiaries have agreements with America West, Delta, US Airways, United Airlines and Midwest Airlines to use those carriers’ designation codes (commonly referred to as “code-share agreements”). These code-share agreements allow use of the code-share partner’s flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner’s and provide coordinated schedules and joint advertising. Our passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of our code-share partners, and credits in those programs can be used on flights operated by us.
      The financial arrangement with our code-share partners involves either a revenue-guarantee or pro-rate arrangement. The America West (regional jet and Dash-8), Delta (regional jet), United (regional jet and Dash-8), and US Airways (regional jet) code-share agreements are revenue-guarantee code-share agreements. Under the terms of these code-share agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways, Midwest Airlines and America West Beechcraft 1900D turboprop code-share agreements are pro-rate agreements, for which we receive an allocated portion of each passenger’s fare and pay all of the costs of transporting the passenger.
      The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the years ended September 30, 2005 and 2004:

	Fiscal 2005				Fiscal 2004

			Passenger				Passenger
	ASM’s		Revenue		ASM’s		Revenue

	(In thousands)
America West (Revenue-Guarantee)	4,360,713	50%	$487,221	44%	2,983,969	42%	$323,889	37%
US Airways (Revenue-Guarantee)	2,401,808	28%	316,072	29%	2,471,476	35%	304,290	35%
United (Revenue-Guarantee)	1,748,466	20%	260,541	24%	1,269,454	18%	171,493	20%
US Airways (Pro-Rate)*	112,514	1%	25,101	2%	211,195	3%	47,177	5%
Mesa Airlines	71,257	1%	8,590	1%	94,269	1%	9,568	1%
America West (Pro-Rate)	20,991	—	5,025	—	21,372	—	4,558	1%
Frontier (Revenue-Guarantee)	—	—	—	—	55,949	1%	7,440	1%

Total	8,715,749		$1,102,550		7,107,684		$868,415

*	Amount includes the ASM’s and Passenger Revenue associated with the Midwest Airlines (Pro-Rate) code-share agreement.

America West Code-Sharing Agreement

Revenue-Guarantee
      As of September 30, 2005, we operated 37 CRJ-900 (a 38th CRJ-900 entered service for America West in October), 18 CRJ-200, and six Dash-8 aircraft for America West under a revenue-guarantee code-share agreement. In exchange for providing flights and all other services under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes, all as defined in the agreement. In addition, America West also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at America West hubs and cities where both carriers operate. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, America West has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless America West elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

•	If our flight completion factor or arrival performance in the Phoenix Hub falls below a specified percentage for a specified period of time, subject to notice and cure rights;

•	If either America West or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by us or America West to perform the covenants, conditions or provisions of the code-sharing agreement, subject to 15 days notice and cure rights;

•	If we or America West fails to make a payment when due, subject to ten business days notice and cure rights; or

•	If we are required by the FAA or the U.S. Department of Transportation (“DOT”) to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, America West may terminate the agreement.
      On September 16, 2005, the merger of US Airways Group, Inc., the parent company of US Airways, Inc., and America West Holdings, the parent company of America West Airlines, Inc. was completed. The new US Airways Group will operate under a single brand name of US Airways through two principal operating subsidiaries, US Airways, Inc. and America West Airlines, Inc. We will continue to provide regional jet airline services for US Airways Group pursuant to our code-share agreement with America West Airlines.

Pro-Rate
      Pursuant to a turboprop code-share agreement with America West, we operated two Beechcraft 1900D turboprop aircraft in the Phoenix hub under a pro-rate revenue-sharing arrangement as of September 30, 2005. We control scheduling, inventory and pricing. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all costs of transporting the passenger. The pro-rate agreement terminates on March 31, 2012 unless America West elects to extend the contract for successive one-year periods. The pro-rate agreement could also be terminated prior to the termination under similar circumstances as the revenue-guarantee agreement.

US Airways Code-Sharing Agreements

Revenue-Guarantee
      As of September 30, 2005, we operated 23 CRJ-200 and 36 ERJ-145 aircraft for US Airways under a code-sharing agreement. As a result of US Airways’ emergence from bankruptcy and their non-assumption of our code-share agreement, we began working with US Airways to provide for the orderly transition of these 59 jets to our United and Delta revenue-guarantee code-sharing arrangements. As of December 1, 2005, we had transitioned 32 of the 59 aircraft and operated 27 50-seat regional jets for US Airways under our code-sharing agreement. We expect to complete the transition of aircraft from US Airways to United in the first quarter of fiscal year 2006 and to Delta in the second quarter of fiscal year 2006. Under the jet code-share agreement, we provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel and oil cost, catering cost and landing fees. We also receive a fixed profit margin based upon certain cost reimbursements under the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as, airport-related facilities and gates at US Airways hubs and cities.

Pro-Rate
      Pursuant to a turboprop code-sharing agreement with US Airways, we operated 14 Beechcraft 1900D turboprop aircraft under a pro-rate revenue-sharing arrangement as of September 30, 2005. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all the costs of transporting the passenger. Additionally, we are required to pay certain franchise, marketing and reservation fees to US Airways.
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

United Code-Sharing Agreement
      As of September 30, 2005, we operated 15 CRJ-200, 15 CRJ-700 and 10 Dash-8 aircraft for United under a code-sharing arrangement. The code-share agreement provides that we can increase our fleet to 45 50-seat and 30 70-seat regional jet aircraft (15 of which would be replacements for 15 CRJ-200s). In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are “pass-through” costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel cost, oil cost, catering cost and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013 unless terminated by United by giving notice six months prior to April 30, 2010, (ii) the 15 50-seat CRJ-200s terminates no later than April 30, 2010, which can be accelerated up to two years at our discretion, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, but no later than October 31, 2018, and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 31, 2011 and December 31, 2013. The code-share agreement is subject to termination prior to these dates under various circumstances including:

•	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice and cure rights;

•	Failure by us to perform the material covenants, agreements, terms or conditions of the code-share agreement or similar agreements with United, subject to thirty (30) days notice and cure rights; or

•	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement.

Delta Code-Sharing Agreement
      On October 1, 2005, we commenced flight operations for Delta under a code-sharing agreement. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. The code-share agreement provides that we increase our fleet to 30 50-seat regional jet aircraft. In exchange for performing the flight services and our other obligations under the agreement, we receive from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes. Aircraft rent/ownership expenses are also considered a pass-through cost, but are limited to a specified amount for each type of aircraft. We are eligible to receive additional compensation based upon our completion rate and on-time arrival rate each month. Further, for each semi-annual period during the term of the agreement, we are eligible to receive additional compensation from Delta based upon performance. The fixed rates payable to us by Delta under the code-sharing agreement have been determined through the term of such agreement and are subject to annual revision.
      The code-share agreement terminates on an aircraft-by-aircraft basis between 2017 and 2018. At the end of the term, Delta has the right to extend the agreement for additional one year successive terms on the same terms and conditions. Delta may terminate the code-sharing agreement at any time, with or without cause, upon twelve months prior written notice, provided such notice shall not be given prior to the earlier of (i) the sixth anniversary of the in-service date of the 30th aircraft added to the Delta Connection fleet by the Company, or (ii) November 2012. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate this agreement at any time prior to its emergence from bankruptcy.
      This agreement may be subject to early termination under various circumstances including:

•	If either Delta or we file for bankruptcy, reorganization or similar action or if either Delta or we make an assignment for benefit of creditors;

•	If either Delta or we commit a material breach of the code-share agreement, subject to 30 days notice and cure rights; or

•	Upon the occurrence of an event of force majeure that continues for a period of 30 or more consecutive days.
      In addition, Delta may immediately terminate the code-share agreement upon the occurrence of one or more of the following events:

•	If there is a change of control of Freedom or Mesa;

•	If there is a merger involving Freedom or Mesa;

•	If we fail to maintain a specified completion rate with respect to the flights we operate for Delta during a specified period; or

•	If our level of safety is not reasonably satisfactory to Delta.
Fleet Plans and Aircraft Manufacturer Relationships

Interim Financing of Aircraft
      Upon delivery of an aircraft from the manufacturer it is our customary business practice to enter into an interim financing arrangement with the manufacturer until such time as permanent financing as an operating lease or debt can be arranged. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. The interim financing period can be for up to six months after delivery of the aircraft. This practice allows us to take delivery and begin operating aircraft quicker while arranging permanent financing, either as an operating lease or with debt, with an independent third party.
      At September 30, 2005, we had $54.6 million in notes payable to an aircraft manufacturer for two aircraft on interim financing. These interim financing agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

ERJ Program
      In June 1999, we entered into an agreement with Empresa Brasiliera de Aeronautica SA (“Embraer”) to acquire 36 Embraer ERJ-145 50-passenger regional jets. Mesa introduced the ERJ-145 aircraft into revenue service in the third quarter of fiscal 2000. As of September 30, 2005, we have taken delivery of all 36 ERJ-145s, which have been financed as operating leases with initial terms of 16.5 to 18 years. We also have options for 45 additional aircraft. In May 2005, our contract with Embraer was amended to extend the option exercise date to December 2005 for deliveries beginning in May 2007.

CRJ Program
      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms ranging from 16.5 to 18.5 years. The Company has also entered into operating leases for 24 previously-operated CRJ-200s under both short and long-term leases.
      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of September 30, 2005, we have accepted delivery of 15 CRJ-700s and 37 CRJ-900 aircraft. The Company accepted its 38th CRJ-900 in October 2005. We also have firm orders for seven additional CRJ-900s (which can be converted to CRJ-700s). In addition to the firm orders, we have an option to acquire an additional 72 CRJ-700 or CRJ-900 regional jets that are exercisable through 2009 and 40 CRJ-700 and CRJ-900 regional jets that are exercisable in 2010 and beyond. In conjunction with the 2001 BRAD Agreement, we had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2005.

Beechcraft 1900D
      As of September 30, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 22 of these aircraft. During fiscal year 2005, the Company leased four of its Beechcraft 1900D aircraft to Gulfstream International Airlines (“Gulfstream”), a regional turboprop air carrier based in Ft. Lauderdale, Florida for a term of five years. In January 2005, we entered into an agreement to lease ten of our Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”), a regional turboprop carrier based in Billings, Montana. As of September 30, 2005, we had leased nine aircraft to Big Sky and leased the tenth aircraft to Big Sky in the first quarter of fiscal 2006 for a term of five years.

Dash-8
      As of September 30, 2005, we operated 16 leased Dash-8 aircraft.
Marketing
      Our flight schedules are structured to facilitate the connection of our passengers with the flights of our code-share partners at their hub airports and to maximize local and connecting service to other carriers.
      Under the America West, Delta, US Airways and United revenue-guarantee code-share agreements, market selection, pricing and yield management functions are performed by our respective partners. The market selection process for our B1900 turboprop operations, outside the Essential Air Service program flights, includes an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways or America West, as the case may be, regarding the level of service and fares. We believe that this selection process enhances the likelihood of profitability in a given market.
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

Fuel
      Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our revenue-guarantee code-share agreements with America West, United and US Airways (regional jet) allow fuel used in the performance of the agreements to be reimbursed by our code-share partner, thereby reducing our exposure to fuel price fluctuations. In fiscal 2005, approximately 95% of our fuel purchases was associated with our America West, United and US Airways (regional jet) code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Maintenance of Aircraft and Training
      All mechanics and avionics specialists employed by us have the appropriate training and experience and hold the required licenses issued by the FAA. Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and “as-needed” basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We also maintain an inventory of spare parts specific to the aircraft types we fly. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of factory training programs that are offered when acquiring new aircraft.
Insurance
      We carry types and amounts of insurance customary in the regional airline industry, including coverage for public liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability and workers’ compensation.
      As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk (terrorism) coverage, while at the same time, significantly increasing the premiums for this coverage as well as for aviation insurance in general. Given the significant increase in insurance costs, the federal government is currently providing insurance assistance under the Air Transportation Safety and System Stabilization Act. In addition, the federal government has issued war-risk coverage to U.S. air carriers that is generally renewable for 60-day periods. However, the availability of aviation insurance is not guaranteed and our inability to obtain such coverage at affordable rates may result in the grounding of our aircraft. Insurance costs are reimbursed under the terms of our revenue-guarantee code-share agreements.
Employees
      As of September 30, 2005, we employed approximately 4,600 employees. Approximately 2,600 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. Historically, we have had no difficulty attracting qualified personnel to meet our requirements.
      Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act or RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. Mesa Airline’s flight attendants are represented by the Association of Flight Attendants (“AFA”). Mesa Airline’s contract with the AFA becomes amendable in June 2006. Our pilots are represented by the Air Line Pilot Association (“ALPA”). Our contract with ALPA becomes amendable in September 2007.

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
Essential Air Service Program
      The Essential Air Service (“EAS”) program administered by the DOT guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT subsidizes air service to communities that might not otherwise have air service. At September 30, 2005, we provided service to 24 such cities for an annualized subsidy of approximately $19 million. EAS rates are normally set for two-year contract periods for each city. There is no guarantee that we will continue to receive subsidies for the cities we serve. The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant and comments from the communities served. If the funding under this program is terminated for any of the cities served by us, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.
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
      We are subject to the jurisdiction of the FAA with respect to our aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections.
      We are subject to various federal and local laws and regulations pertaining to other issues of environmental protocol. We believe we are in compliance with all governmental laws and regulations regarding environmental protection.
      We are also subject to the jurisdiction of the Federal Communications Commission with respect to the use of our radio facilities and the United States Postal Service with respect to carriage of United States mail.
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

Item 1A.	Risk Factors
      The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related to Our Business

We are dependent on our agreements with our code-share partners.
      We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue guarantee code-share agreements with America West, United Airlines, and US Airways. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. No assurance can be given that one or more of our code-share partners will not serve notice at a later date of their intention to cancel our code-sharing agreement, forcing us to stop selling those routes with the applicable partner’s code and potentially reducing our traffic and revenue.
      Our code-share agreement with America West allows America West, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. America West has used this provision to reduce the number of aircraft covered by the code-share agreement and there can be no assurance that, commencing in January 2007, they will not continue to further reduce the number of covered aircraft.
      In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2005, our America West code-share agreement accounted for 44% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 31% of our consolidated passenger revenues and our United code-share agreement accounted for 24% of our consolidated passenger revenues. Following the transition of the 59 aircraft previously operated at US Airways, we currently anticipate that our America West code-share agreement will account for approximately 40% of our consolidated passenger revenues, our Delta code-share agreement will account for approximately 20% of our consolidated passenger revenues and our United code-share agreement will accont for approximately 35% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should America West, Delta or United’s revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.
      As a result of the US Airways’ emergence from bankruptcy and their non-assumption of our revenue-guarantee code-share agreement, we began working with US Airways to provide for the orderly transition of the aircraft flown under our US Airways code-share agreement. If we are unable to timely transition the jets flown under this agreement to other code-share arrangements, we may incur unexpected costs which could have a material adverse effect on our business, financial condition and results of operations.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.
      We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. UAL Corp., the parent company of our code-share partner United Airlines, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways, which accounted for 31% of our consolidated passenger revenue for the fiscal year ended September 30, 2005, filed for bankruptcy protection. On September 16, 2005, the Bankruptcy court entered an order confirming the debtors (US Airways) plan of reorganization, which included the merger between US Airways Group and America West Holding Corporation, the parent company of America West Airlines. US Airways Group will operate under the single brand name of US Airways through two principal operating subsidiaries, US Airways, Inc. and America West Airlines, Inc. As a result of US Airways’ emergence from bankruptcy and their non-assumption of our revenue-guarantee code-share agreement, we expanded our regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta and are currently working to transition the jets flown under the US Airways code-share agreement to the United and Delta arrangements. In addition, on September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to terminate this agreement or seek to renegotiate the agreement on terms less favorable to us. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and would be terminated. This and other such events could have a material adverse effect on our business, financial condition and results of operations. We may also experience additional costs that could adversely affect our operations if we experience any delay in the transition of aircraft flying under our US Airways code-share agreement to United or Delta. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.
      We depend on major airlines like America West, Delta, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by America West, Delta, United Airlines, or US Airways to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa, Delta, US Airways and United Airlines have similar code-share agreements with other competing regional airlines.

If we experience a lack of labor availability or strikes, it could result in a decrease of revenues due to the cancellation of flights.
      The operation of our business is significantly dependent on the availability of qualified employees, including, specifically, flight crews, mechanics and avionics specialists. Historically, regional airlines have periodically experienced high pilot turnover as a result of air carriers operating larger aircraft hiring their commercial pilots. Further, the addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the required extensive training periods. There can be no assurance that we will be able to maintain an adequate supply of qualified personnel or that labor expenses will not increase.
      At September 30, 2005, we had approximately 4,600 employees, a significant number of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will cause our earnings to decrease.
      Labor costs constitute a significant percentage of our total operating costs. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are responsible for our labor costs, and we may not be entitled to receive increased payments under our code-share agreements if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings.

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
      As an interstate air carrier, we are subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the DOT, which include required levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier’s books, properties and records, to mandate conditions of carriage and to suspend an air carrier’s fitness to operate. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.
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
      We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of September 30, 2005 the average age of our regional jet fleet is 3.2 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program has required a significant increase in our leverage.
      The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the year ended September 30, 2005, our debt service payments, including principal and interest, totaled $74.6 million and our aircraft lease payments totaled $206.2 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.5 billion at September 30, 2005. As of September 30, 2005, our growth strategy involves the acquisition of one more Bombardier regional jet during fiscal 2006. As of September 30, 2005, we had permanently financed all but two CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.
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

We are at risk of loss and adverse publicity stemming from any accident involving any of our aircraft.
      If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability.
      There can be no assurance that the insurance we carry to cover damages arising from any future accidents will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft. To the extent a decrease in air travelers is associated with our operations not covered by our code-share agreements, such a decrease could have a material adverse affect on our business, financial condition or results of operations.

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
      Our business is labor intensive, we require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Although our employee turnover has decreased significantly since September 11, 2001, our pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could have a material adverse effect our financial condition, results of operations and the price of our common stock.

We may be unable to successfully launch or profitably operate our planned Hawaiian airline, which could negatively impact our business and operations.
      We have announced plans to form an independent inter-island Hawaiian airline with service expected to begin in the first quarter of 2006. Launching service in Hawaii will require ongoing investments of working capital by Mesa, significant management attention and focus, regulatory approval by state and federal regulators, location of suitable facilities and may involve a partnership or venture with financial investors.
      We have not had operations in Hawaii prior to this planned launch and we may be unable to begin service when planned, if at all, given the inherent risks in establishing and operating a new airline. If we are unable to begin service when planned or are unable to begin service at all, our operations may be negatively impacted. Additionally, given the costs and risks associated with operating an independent low fare regional jet airline, once service begins we may be unable to operate the Hawaiian airline profitably, which would negatively impact our financial results.

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
      Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. If adopted, these measures could have had the effect of raising ticket prices, reducing revenue and increasing costs. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA has imposed more stringent security procedures on airlines and imposed security taxes on each ticket sold. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

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
      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline following this Form 10-K, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our common stock following this Form 10-K;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2005.

	Number of Aircraft

		Interim			Operating on	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	Sept. 30, 2005	Capacity

CRJ-200/100 Regional Jet	2	—	54	56	56	50
CRJ-700 Regional Jet	5	—	10	15	15	64
CRJ-900 Regional Jet	11	2	24	37	37	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	35	—	—	35	22	19
Dash 8-200	—	—	16	16	16	37
Embraer EMB-120	—	—	2	2	—	30

Total	53	2	142	197	182

      See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.
      In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

				Approximate
Type	Location	Ownership		Square Feet

Headquarters	Phoenix, AZ	Leased		36,000
Training/Administration	Phoenix, AZ	Leased		27,000
Hangar/Office	Phoenix, AZ	Leased		22,000
Engine Shop & Commissary	Phoenix, AZ	Leased		25,000
RAS Office/Component Overhaul Facility	Phoenix, AZ	Leased		19,000
Customer Service Training/ Storage	Phoenix, AZ	Leased		10,000
Office (East Coast)	Charlotte, NC	Leased		5,500
Hangar	Charlotte, NC	Leased		30,000
Hangar	Columbia, SC		(1)	20,000
Hangar	Grand Junction, CO		(1)	25,000
Hangar/Office	Wichita, KS		(1)	20,000
Training/Administration	Farmington, NM		(1)	10,000
Hangar	Farmington, NM		(1)	24,000
Hangar/Office	Dubois, PA		(1)	23,000
Hangar	Little Rock, AR	Leased		10,000
Hangar	Philadelphia, PA	Leased		10,000
Hangar	Reading, PA		(1)	30,000
Hangar (RAS)	Reading, PA		(1)	32,000

(1)	Building is owned, underlying land is leased.
      We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. America West, US Airways and United also provide facilities, ticket handling and ground support services for us at certain airports.
      Our corporate headquarters and training/administrative facilities in Phoenix, Arizona are subject to long-term leases expiring on August 31, 2012 and November 1, 2012, respectively.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Registrant
      The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	48	Chief Executive Officer
Michael J. Lotz	45	President and Chief Operating Officer
George Murnane III	47	Executive Vice President and Chief Financial Officer
Michael Ferverda	61	Senior Vice President — Operations
Brian S. Gillman	36	Vice President, General Counsel and Secretary
F. Carter Leake	43	Senior Vice President — Planning
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
      Michael Ferverda, Senior Vice President — Operations joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — Operations in February 2003. Prior to the appointments, Mr. Ferverda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.
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
      F. Carter Leake, Senior Vice President — Planning, joined the Company in January 2001. Mr. Leake served as Executive Vice-President of CCAir, Inc., a former wholly-owned subsidiary of the Company, commencing in January 2001 and was promoted to President of CCAir in October 2001. Mr. Leake served as Senior Vice President — East Coast Operations for Mesa Airlines from February 2003 until January 2005. In January 2005, Mr. Leake was appointed Senior Vice President — Planning of the Company. Prior to joining the Company, Mr. Leake served as a Director of Sales for Bombardier Regional Aircraft from November 1996 to January 2001. Previously, Mr. Leake was an analyst with SH&E, an aviation consulting firm in New York, and a US Air Force military pilot.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Price of Common Stock
      The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ National Market System under the symbol “MESA.”

	Fiscal 2005		Fiscal 2004

Quarter	High	Low	High	Low

First	$8.03	$5.21	$13.85	$10.17
Second	7.93	6.29	12.45	7.48
Third	7.00	5.25	9.01	6.56
Fourth	8.66	6.76	8.12	5.10
      On December 1, 2005, we had 1,066 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.
Recent Sales of Unregistered Securities
      On February 7, 2002, in connection with an agreement entered into with Raytheon Aircraft Company (“Raytheon”), we granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of issuance. Absent a default by us under the agreement with Raytheon in which case vesting is accelerated, the shares underlying the warrant vested (and are therefore purchasable by Raytheon) according to the following schedule: 13,401 shares in fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2004, Raytheon has exercised its option to purchase all of the components of the warrant. The sale of the warrant and the shares underlying the warrant were made pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.
      In June 2003, we completed the private placement of senior convertible notes due 2023, raising approximately $97.1 million net proceeds. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. These notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.
      In February 2004, we completed the private placement of senior convertible notes due 2024, raising approximately $97.0 million net proceeds. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $171.4 million. These notes are convertible into shares of our common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on February 10, 2009 at a price of $583.4 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.
      The following table sets forth information required regarding repurchases of common stock that we made during the three months ended September 30, 2005:
Issuer Purchases of Equity Securities

Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan(1)	the Plan

September 2005	115,123	$7.91	911,132	1,382,400

(1)	Under resolutions adopted and publicly announced in December 1999, January 2001, October 2002, October 2004 and April 2005, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of approximately 9.4 million shares of our common stock. Subsequent to year end, the Company’s Board of Directors authorized the Company to purchase up to an additional 10 million shares of the Company’s outstanding common stock.

Item 6.	Selected Financial Data
Selected Financial Data and Operating Statistics
      The selected financial data as of and for each of the five years ended September 30, 2005, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”
      In thousands of dollars except per share data and average fare amounts and as otherwise indicated.

	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

Consolidated Statement of Operations Data:
Operating revenues	$1,136,268	$896,812	$599,990	$496,783	$523,378
Operating expenses	1,007,006	829,454	544,711	503,343	593,291
Operating income (loss)	129,262	67,358	55,279	(6,560)	(69,913)
Interest expense	44,466	25,063	12,664	7,983	14,419
Income (loss) before income taxes	92,166	45,181	41,020	(16,405)	(71,596)
Net income (loss)	56,867	26,282	25,305	(11,268)	(48,225)
Net income (loss) per share:
Basic	$1.95	$0.83	$0.80	$(0.34)	$(1.50)
Diluted	1.35	0.66	0.76	(0.34)	(1.50)
Consolidated Balance Sheet Data:
Working capital (deficit)	$236,112	$16,046	$(57,380)	$27,483	$6,399
Total assets	1,167,671	1,121,537	716,936	399,161	496,616
Long-term debt, excluding current portion	636,582	550,613	199,023	110,210	118,492
Stockholders’ equity	176,670	128,904	111,973	86,758	102,742
Consolidated Operating Statistics:
Passengers carried	13,088,872	10,239,915	6,444,459	5,118,839	4,789,180
Revenue passenger miles (000)	6,185,864	5,035,165	2,814,480	1,986,164	1,796,058
Available seat miles (“ASM”) (000)	8,715,749	7,107,684	4,453,707	3,459,427	3,289,216
Block hours	571,339	513,881	393,335	352,323	383,310
Average passenger journey in miles	473	492	436	388	375
Average stage length in miles	389	390	337	298	268
Load factor	71.0%	70.8%	63.2%	57.4%	54.6%
Break-even passenger load factor	53.3%	53.6%	46.3%	60.1%	63.8%
Revenue per ASM in cents	13.0	12.6	13.4	14.4	15.9
Operating cost per ASM in cents	11.6	11.7	12.3	14.6	18.0
Average yield per revenue passenger mile in cents	18.2	17.8	21.3	25.0	28.8
Average fare	$84.25	$84.81	$89.44	$93.93	$106.18
Aircraft in service	182	180	150	124	118
Cities served	176	181	163	147	153
Number of employees	4,600	5,000	3,600	3,100	2,820

(1)	Net income in fiscal 2005 includes the net effect of reversing certain impairment and restructuring charges of $1.3 million (pretax).

(2)	Net income in fiscal 2004 includes the net effect of impairment and restructuring charges of $11.9 million (pretax).

(3)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of CCAir impairment and restructuring charges of $12.0 million (pretax).

(4)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

(5)	Net loss in fiscal 2001 includes the effect of impairment and restructuring charges of $80.9 million (pretax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Overview

General
      Mesa is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2005, the Company served 176 cities in 43 states, the District of Columbia, Canada and Mexico and operated a fleet of 182 aircraft with approximately 1,100 daily departures.
      Approximately 99% of our consolidated passenger revenues for the fiscal year ended September 30, 2005 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with America West, Midwest Airlines, United Airlines and US Airways. The remaining passenger revenues are derived from our independent operations.
      In fiscal 2005, approximately 97% of our passenger revenue was associated with revenue-guarantee flying. The America West (regional jet and Dash-8), United (regional jet and Dash-8), and US Airways (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We received a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In fiscal 2005, approximately 95% of our fuel purchases were reimbursed under revenue guarantee code-share agreements.
      In fiscal 2005, approximately 3% of our passenger revenue was associated with pro-rate and independent flying. The US Airways (Beechcraft 1900D turboprop), Midwest Airlines and America West (Beechcraft 1900D turboprop) code-share agreements are pro-rate agreements, for which we received an allocated portion of each passenger’s fare and we pay all of the costs of transporting the passenger.
      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

Fleet
      In fiscal 2005, we continued our regional jet fleet growth by growing from 129 regional jets at September 30, 2004 to 144 regional jets at September 30, 2005.

      The Company also continued reducing the number of B1900 aircraft in service by leasing some of these aircraft to other operators. In October 2004, the Company entered into an agreement to lease four of its Beechcraft 1900D aircraft operated by Air Midwest to Gulfstream and in January 2005, we entered into another agreement to lease ten Beechcraft 1900D aircraft to Big Sky. As of September 30, 2005, we had leased nine aircraft to Big Sky pursuant to this agreement and subleased the tenth aircraft to Big Sky in the first quarter of fiscal 2006. As of September 30, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 22 of these aircraft.
      Aircraft in Operation at September 30,

Type of Aircraft	2005	2004	2003

CRJ-200/100 Regional Jet	56	54	43
CRJ-700 Regional Jet	15	15	15
CRJ-900 Regional Jet	37	24	6
Embraer 145 Regional Jet	36	36	32
Beechcraft 1900D	22	35	42
Dash 8-200	16	16	12

Total	182	180	150

Aircraft Financing
      In September 2005, the Company completed the permanent financing of 15 CRJ-900 regional jets through a sale and leaseback transaction. As a result of this transaction, which was structured as an off-balance sheet operating lease, approximately $400 million in both the asset and related debt were removed from the Company’s balance sheet.
      In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. The manufacturer has entered into an arrangement on the Company’s behalf to limit the Company’s variable interest rate exposure with respect to these aircraft. These aircraft had been originally acquired with interim financing from the manufacturer.

Code-Share Agreements
      In May 2005, the Company announced a code-share arrangement between the Company, Freedom, and Delta that provides for Freedom to become a Delta Connection partner. Under the terms of the agreement, Freedom commenced operations in October 2005 and will operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network. The arrangement required Mesa to partially reimburse Delta’s lease payments associated with Delta’s 30 Dornier Fairchild 328 jets throughout the term of the agreement in exchange for performing flight services under the agreement; however, the requirement to reimburse Delta for certain lease costs was terminated when Delta filed for bankruptcy protection. The code-share arrangement will terminate with respect to each aircraft, on an aircraft-by-aircraft basis, beginning in approximately twelve years. Delta may terminate the code-share agreement at any time, with or without cause, upon twelve months’ prior written notice following the sixth anniversary of the in-service date of the 30th aircraft added to the Delta Connection fleet. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy.
      In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system and extend the expiration dates under the existing code-share agreement with respect to certain aircraft. In connection with the amendment, the Company agreed to make three $10 million payments to United as follows: i) $10 million in June 2005, ii) $10 million in October 2005, and iii) $10 million in November 2005.

      As of September 30, 2005, we operated 59 50-seat regional jets for US Airways. As a result of US Airways’ emergence from bankruptcy and their non-assumption of our code-share agreement, we began working with US Airways to provide for the transition of these 59 jets to our United and Delta code-sharing arrangements. As of December 1, 2005, we had transitioned 32 50-seat regional jets out of US Airways system. We expect to complete the transition of aircraft from US Airways to United in the first quarter of fiscal year 2006 and to Delta in the second quarter of fiscal year 2006.

Rotable Spare Parts Maintenance Agreements
      In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, AAR will purchase certain existing rotable spare parts inventory with $39.5 million in cash and $21.5 million in notes receivable to be paid over the next four years. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for the management of, access to and maintenance of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. At termination, the Company may elect to purchase the covered inventory at fair market value, but is not contractually obligated to do so. The AAR agreement is contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”), and including these rotables in the arrangement. The Company notified GECAS of its intent to cancel that agreement in August and terminated the agreement in November 2005.

Other Operations
      The Company announced its intention to establish an independent inter-island Hawaiian airline with service expected to begin in early to mid calendar 2006. The airline will be conducted using state-of-the-art new generation regional jets in a high quality, high frequency service, connecting the islands of Hawaii with service to the Hilo, Honolulu, Kona, Lihue and Maui (Kahului) markets. The aircraft are expected to be incremental to Mesa’s current fleet.

Summary of Financial Results
      Mesa Air Group recorded consolidated net income of $56.9 million in fiscal 2005, representing diluted earnings per share of $1.35. This compares to consolidated net income of $26.3 million or $0.63 per share in fiscal 2004 and consolidated net income of $25.3 million or $0.76 per share in fiscal 2003.
      The fiscal 2005 results included $1.7 million in net costs to return four non-operating Embraer 120 aircraft to the lessor, a $1.3 million gain from the reversal of reserves due to the early return of two Shorts 360 aircraft to the lessor, $1.0 million in proceeds from the settlement of a dispute with a vendor and net investment income of $2.3 million.
      The fiscal 2004 results included $12.4 million in costs to terminate the leases of seven Beechcraft 1900D aircraft, one-time compensation payments of $3.4 million, merger costs of $3.4 million related to our failed attempt to merge with Atlantic Coast Airlines, the reversal of certain restructuring liabilities of $0.5 million and net investment income of $0.6 million.
      The fiscal 2003 results included the reversal of $12.0 million in restructuring liabilities related to the closure of CCAir, $1.1 million in costs of returning Beechcraft 1900D aircraft to the manufacturer, a $4.1 million settlement with the DOT related to payments made to the Company under the Air Transportation Safety and System Stabilization Act, $1.0 million in TSA funds collected on the Company’s behalf by other airlines, a gain on the involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 and a net investment loss of $0.7 million.

Results of Operations
      The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,

	2005	2004	2003

Passengers	13,088,872	10,239,915	6,444,459
Available seat miles (“ASM”)(000s)	8,715,749	7,107,684	4,453,707
Revenue passenger miles (000s)	6,185,864	5,035,165	2,814,480
Load factor	71.0%	70.8%	63.2%
Yield per revenue passenger mile (cents)	18.2	17.8	21.3
Revenue per ASM (cents)	13.0	12.6	13.4
Operating cost per ASM (cents)	11.6	11.7	12.3
Average stage length (miles)	389	390	337
Number of operating aircraft in fleet	182	180	150
Gallons of fuel consumed	202,410,695	170,867,222	115,640,808
Block hours flown	571,339	513,881	393,335
Departures	391,086	353,083	296,921
Operating Expense Data
Years Ended
September 30, 2005, 2004 and 2003

	2005			2004			2003

			Cost			Cost			Cost
		Percent	per		Percent	per		Percent	per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	$319,271	28.1%	3.7	$297,521	33.2%	4.2	$212,080	35.3%	4.8
Fuel	304,256	26.8%	3.5	194,510	21.7%	2.7	113,370	18.9%	2.5
Maintenance	198,695	17.5%	2.3	163,463	18.2%	2.3	118,517	19.8%	2.6
Aircraft & traffic servicing	68,475	6.0%	0.8	66,223	7.4%	0.9	50,053	8.3%	1.1
Promotion & sales	3,906	0.3%	0.0	5,806	0.6%	0.1	7,966	1.3%	0.2
General & administrative	69,429	6.1%	0.8	62,035	6.9%	0.9	37,982	6.3%	0.9
Depreciation & amortization	44,231	3.9%	0.5	28,001	3.2%	0.4	15,700	2.6%	0.4
Impairment and restructuring charges (credits)	(1,257)	(0.1)%	(0.0)	11,895	1.3%	0.2	(10,957)	(1.7)%	(0.3)

Total operating expenses	1,007,006	88.6%	11.6	829,454	92.5%	11.7	544,711	90.8%	12.3
Interest expense	44,466	3.9%	0.5	25,063	2.8%	0.4	12,664	2.1%	0.3
Other income (expense)	4,469	0.4%	0.1	1,723	0.0%	0.0	(2,758)	(0.5)%	(0.1)
      Note: Numbers in the table above may not be recalculated due to rounding

Year Ended		Air Midwest/
September 30, 2005 (000’s)	Mesa	Freedom	Other	Elimination	Total

Total operating revenues	$1,064,093	$62,681	$297,764	$(288,270)	$1,136,268
Total operating expenses	925,783	70,163	255,909	(244,849)	1,007,006

Operating income (loss)	138,310	(7,482)	41,855	(43,421)	129,262

Year Ended	Mesa/	Air
September 30, 2004 (000’s)	Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Total operating expenses	725,975	91,349	313,243	(301,113)	829,454

Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358

Year Ended	Mesa/	Air
September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Elimination	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Total operating expenses	462,018	95,533	(10,556)	131,922	(134,206)	544,711

Operating income (loss)	45,537	(9,391)	11,810	44,034	(36,711)	55,279

      All of the Company’s Beechcraft 1900D aircraft are owned by Mesa Airlines. As such, the associated aircraft and debt are recorded on the separate company financial statements of Mesa Airlines. These aircraft are operated by Air Midwest, and as a result, Mesa charges Air Midwest rent to offset its depreciation and interest cost. Prior impairment charges related to these aircraft are recorded on the separate company financial statements of Mesa Airlines.
Fiscal 2005 Versus Fiscal 2004

Operating Revenues
      In fiscal 2005, operating revenue increased by $239.5 million, or 26.7%, from $896.8 million to $1,136.3 million. The increase in revenue is primarily attributable to a $256.9 million increase in revenue associated with the operation of 15 additional regional jets flown by Mesa compared to 2004. Offsetting this increase was a decrease in passenger revenue of approximately $20.3 million at Air Midwest and Freedom. The decrease in passenger revenue at Air Midwest and Freedom was primarily due to reductions in capacity as the Company has leased nine B1900 aircraft to Big Sky and four B1900 aircraft to Great Lakes during fiscal 2005. However, EAS subsidies received by Air Midwest increased by $1.3 million as a result of additional markets served and higher subsidy rates on existing markets.
Operating Expenses

Flight Operations
      In fiscal 2005, flight operations expense increased $21.8 million or 7.3%, to $319.3 million from $297.5 million for fiscal 2004. On an ASM basis, flight operations expense decreased 11.9% to 3.7 cents per ASM in fiscal 2005 from 4.2 cents per ASM in fiscal 2004. This increase in total expense is primarily attributed to a $15.8 million increase in aircraft lease costs as a result of placing additional regional jets into service and an increase of $5.0 million in pilot and flight attendant wages due to growth in flight operations. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft flown by Air Midwest.

Fuel
      In fiscal 2005, fuel expense increased $109.7 million or 56.4%, to $304.3 million from $194.5 million for fiscal 2004. On an ASM basis, fuel expense increased 29.6% to 3.5 cents per ASM in fiscal 2005 from 2.7 cents per ASM in fiscal 2004. Into-plane fuel cost increased 32% per gallon, resulting in a $62.3 million unfavorable price variance and consumption increased 18% resulting in a $47.4 million unfavorable volume variance. The increase in volume was due to the additional regional jets added to the fleet. In fiscal 2005, approximately 95% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In fiscal 2005, maintenance expense increased $35.2 million or 21.6%, to $198.7 million from $163.5 million for fiscal 2004. On an ASM basis, maintenance expense remained flat at 2.3 cents for fiscal 2005 and fiscal 2004. The increase is due to $5.5 million in additional aircraft heavy maintenance expense, a $6.6 million increase in component and rent expense, a $10.1 million increase in engine maintenance, and a $13.5 million increase in materials, repairs and servicing expenses. The increase is due to the increased fleet size and age of the Company’s aircraft.

Aircraft and Traffic Servicing
      In fiscal 2005, aircraft and traffic servicing expense increased by $2.3 million or 3.4%, to $68.5 million from $66.2 million for fiscal 2004. On an ASM basis, aircraft and traffic servicing expense decreased 11.1% to 0.8 cents per ASM in fiscal 2005 from 0.9 cents per ASM in fiscal 2004. The increase in expense is primarily related to an 11% increase in departures. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa and the reduction in turboprop aircraft at Air Midwest.

Promotion and Sales
      In fiscal 2005, promotion and sales expense decreased $1.9 million or 32.7%, to $3.9 million from $5.8 million for fiscal 2004. On an ASM basis, promotion and sales expense decreased 100% to 0.0 cents per ASM in fiscal 2005 from 0.1 cents per ASM in fiscal 2004. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest under our pro-rate agreements with our code-share partners, caused by a decline in passengers carried under these agreements. We do not pay these fees under our regional jet revenue-guarantee contracts.

General and Administrative
      In fiscal 2005, general and administrative expense increased $7.4 million or 11.9%, to $69.4 million from $62.0 million for fiscal 2004. On an ASM basis, general and administrative expense decreased 11.1% to 0.8 cents per ASM in fiscal 2005 from 0.9 cents per ASM in fiscal 2004. The increase in expense includes a $6.3 million increase in property taxes associated with increases in our fleet and a $2.6 million increase in bad debt expense as a result of increasing the Company’s allowance for doubtful receivables related to code share partners in bankruptcy. Offsetting these increases was a $1.6 million decrease in health insurance costs related to the timing and severity of claims.

Depreciation and Amortization
      In fiscal 2005, depreciation and amortization expense increased $16.2 million or 58.0%, to $44.2 million from $28.0 million for fiscal 2004. On an ASM basis, depreciation and amortization expense increased 25.0% to 0.5 cents per ASM in fiscal 2005 from 0.4 cents per ASM in fiscal 2004. The increase in expense is primarily due to the purchase of 13 regional jets in 2005.

Impairment and Restructuring Charges
      In fiscal 2005, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.
      In fiscal 2004, we recognized an impairment charge of $12.4 million related to the early termination of leases on seven B1900D aircraft. We negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell. We purchased two of the aircraft from the lessors, which were subsequently scrapped. As a result, we also took a $1.1 million impairment charge for the difference between the buy out of the lease and the subsequent sale of the aircraft. These charges were offset by the reversal of $0.5 million of prior year restructuring charges.

Interest Expense
      In fiscal 2005, interest expense increased $19.4 million or 77.4%, to $44.5 million from $25.1 million for fiscal 2004. The increase in interest expense is primarily comprised of an increase of $14.6 million on interim and permanently financed aircraft debt, $1.2 million on the senior convertible notes that were issued in February 2004, $1.2 million on the inventory financing arrangement with GECAS and $1.1 million on the B1900 aircraft debt.

Other Income (Expense)
      In fiscal 2005, other income increased $2.7 million, or 159.4%, to $4.5 million from $1.7 million for fiscal 2004. In fiscal 2005, other income is primarily comprised of net investment income of $2.3 million from the Company’s portfolio of aviation related securities, $2.9 million of dividend income on marketable securities, $1.0 million income from a settlement of a dispute with a vendor and $1.7 million in net costs to return four non-operating EMB120 aircraft to the lessor.
      In fiscal 2004, other income was primarily comprised of investment income of $0.6 million related to the Company’s portfolio of aviation related securities.

Income Taxes
      In fiscal 2005, the Company’s effective income tax rate was 38.3% as compared to 41.8% in fiscal 2004. The decrease in rate from fiscal 2004 is due to certain payments to top executives in the prior year, a portion of which were not deductible for income taxes.
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

Maintenance Expense
      In fiscal 2004, maintenance expense increased $44.9 million or 37.9%, to $163.5 million from $118.5 million for fiscal 2003. On an ASM basis, maintenance expense decreased 11.5% to 2.3 cents per ASM in fiscal 2004 from 2.6 cents per ASM in fiscal 2003. Mesa and Freedom’s maintenance expense increased $40.3 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. Maintenance expenses in the Other segment increased $6.8 million due to increases in rotable repair expenses and certain purchasing related administrative expenses at our procurement company. These increases were offset by a $1.3 million decrease in maintenance expenses at CCAIR, due to its dissolution, and a $0.9 million decrease at Air Midwest as a result of reductions in its fleet. The decrease on an ASM basis is due to the lower maintenance costs associated with adding new jets into our fleet.

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

General and Administrative
      In fiscal 2004, general and administrative expense increased $24.1 million or 63.3%, to $62.0 million from $38.0 million for fiscal 2003. On an ASM basis, general and administrative expense remained the same at 0.9 cents per ASM in fiscal 2004 and 2003. The increase in expense includes $3.4 million in costs associated with the failed merger with Atlantic Coast Airlines, Inc., $3.4 million in executive compensation as a result of the restructuring of employment contracts of top executives, a $6.1 million increase in bad debt expense as the Company increased its allowance for doubtful accounts by $4.3 million in fiscal 2004 (we reduced our allowance by $1.8 million in fiscal 2003), a $3.6 million increase in passenger liability insurance associated with increases in our fleet, a $1.2 million increase in property taxes associated with increases in our fleet, a $3.6 million increase in administrative wages and benefits and a $2.2 million increase in health insurance costs as a result of increased headcount.

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

Impairment and Restructuring Charges
      In fiscal 2004, we recognized an impairment charge of $12.4 million related to the early termination of leases on seven B1900D aircraft. We negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value, $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell. We were forced to purchase two of the aircraft from the lessors, which were subsequently scrapped. As a result, we also took a $1.1 million impairment charge for the difference between the buy out of the lease and the subsequent sale of the aircraft. These charges were offset by the reversal of $0.4 million of prior year restructuring charges.
      In fiscal 2003, we recognized an additional impairment charge of $1.1 million related to the costs of returning Beechcraft 1900D aircraft to the manufacturer. We also reversed $7.4 million in restructuring charges for future aircraft leases related to CCAir aircraft that were returned to the lessor and $4.6 million in aircraft related return costs for these same aircraft.

Interest Expense
      In fiscal 2004, interest expense increased $12.4 million or 97.9%, to $25.1 million from $12.7 million for fiscal 2003. The increase in interest expense is primarily comprised of $8.6 million in interest on the senior convertible notes and an increase of $4.5 million in interest on interim and permanently financed aircraft debt. These increases were offset by a decrease of $1.3 million in interest expense on our B1900 debt due to aircraft returns and principal payments.

Other Income (Expense)
      In fiscal 2004, other income (expense) increased $4.5 million or 162%, to income of $1.7 million from expense of $2.8 million for fiscal 2003. In fiscal 2004, other income is primarily comprised of investment income of $0.6 million related to the Company’s portfolio of aviation related securities.
      In fiscal 2003, other expense is primarily comprised of the settlement with the DOT of $4.1 million related to payments made to us under the Air Transportation Safety and System Stabilization Act and $0.7 million in net investment related losses on our portfolio of aviation related securities. These expenses were offset by the gain on an involuntary conversion of an aircraft of $1.3 million related to the crash of Flight 5481 as well as $1.0 million for TSA funds collected on our behalf by US Airways and Frontier.

Minority Interest
      Amounts included in minority interest in fiscal 2003 reflect the after-tax portion of earnings of UFLY, LLC that are applicable to the minority interest partners. UFLY was dissolved in fiscal 2003.

Income Taxes
      In fiscal 2004, the Company’s effective income tax rate was 41.8% as compared to 38.3% in fiscal 2003. The increase in rate from fiscal 2003 is due to certain payments to top executives in the current year, a portion of which were not deductible for income taxes.
Liquidity and Capital Resources

Sources and Uses of Cash
      At September 30, 2005, we had cash, cash equivalents, and marketable securities (including restricted cash and held-to-maturity securities) of $280.4 million, compared to $241.1 million at September 30, 2004. In fiscal 2005, we permanently financed 15 CRJ-900 aircraft through a sale/leaseback transaction, which resulted in proceeds on sale of $389.2 million. Proceeds from this transaction were used to retire $397.4 million in interim aircraft debt. We also improved our cash position through operations and receipt of a $22.8 million deposit from the pending sale of our existing regional jet spare parts inventory.
      Uses of cash included capital expenditures of $42.0 million, which was primarily attributable to aircraft modifications and provisioning of rotable inventory to support the additional jets, and the purchase of $11.2 million of the Company’s outstanding common stock.
      Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
      As of September 30, 2005, we had receivables of approximately $29.0 million (net of an allowance for doubtful accounts of $8.9 million), compared to receivables of approximately $30.7 million (net of an allowance for doubtful accounts of $7.1 million) as of September 30, 2004. The amounts include receivables due from our code-share partners, credits due from the aircraft manufacturer and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 35.3% of total gross accounts receivable at September 30, 2005.

Operating Leases
      We have significant long-term lease obligations primarily relating to our aircraft fleet including 15 CRJ900 aircraft that were permanently financed as operating leases in September 2005. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2005, we leased 142 aircraft with remaining lease terms ranging from 1 to 18.5 years. Future minimum lease payments due under all long-term operating leases were approximately $2.5 billion at September 30, 2005.

3.625% Senior Convertible Notes due 2024
      In February 2004, we completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.
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

6.25% Senior Convertible Notes Due 2023
      In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on the notes at the rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.
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

Interim and Permanent Aircraft Financing Arrangements
      At September 30, 2005, we had an aggregate of $54.6 million in notes payable to an aircraft manufacturer for delivered aircraft on interim financing. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. At September 30, 2005, we had two aircraft on interim financing with the manufacturer. These interim financings agreements have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time. Our ability to obtain additional interim financing is contingent upon obtaining permanent financing for the aircraft already delivered. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

Other Indebtedness and Obligations
      In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.
      In January and March 2004, the Company permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.

      In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.
      In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, AAR will purchase certain existing spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable to be paid over the next four years. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so. The AAR agreement is contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”), and including these rotables in the arrangement. The amount included in the consolidated balance sheet at September 30, 2005, represents deposits received from AAR pending the termination of the GECAS agreement. The Company notified GECAS of its intent to cancel that agreement in August and terminated the agreement in November 2005 (see note 8).
      In June 2004, the Company entered into an agreement with LogisTechs, Inc., a wholly-owned subsidiary of GECAS, whereby GECAS provided financing to the Company and the Company agreed to pay GECAS for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, the Company received $15 million in cash and a $6 million promissory note receivable from GECAS. In August 2005, Mesa notified GECAS of its intent to terminate the agreement in order to enter into the AAR agreement, and as such, the Company is required to repay the 19.7 million of outstanding financing at September 30, 2005. The agreement was terminated and this amount was repaid in November 2005.
      As of September 30, 2005, we had $8.8 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll. We have entered into a $9.5 million letter of credit facility with a financial institution, of which $3.8 million is required to be secured.
Contractual Obligations
      As of September 30, 2005, we had $664.4 million of long-term debt (including current maturities). This amount consisted of $460.6 million in notes payable related to owned aircraft, $200.1 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $3.7 million in other miscellaneous debt.

      The following table sets forth our cash obligations as of September 30, 2005.

	Payment Due by Period

Obligations	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$39,273	$38,991	$38,707	$38,423	$38,102	$349,655	$543,151
2003 senior convertible debt notes (assuming no conversions)	6,257	6,257	6,257	—	—	252,000	270,771
2004 senior convertible debt notes (assuming no conversions)	3,625	3,625	3,625	1,813	—	171,409	184,097
Notes payable related to B1900Ds	10,692	10,692	10,692	10,692	10,692	62,287	115,747
Note payable related to CRJ200s(2)	3,000	3,000	3,000	3,000	3,000	20,866	35,866
Note payable to manufacturer	941	1,823	—	—	—	—	2,764
Mortgage note payable	41	109	109	109	109	1,037	1,514
Other	61	25	25	25	25	25	186

Total long-term debt	63,890	64,522	62,415	54,062	51,928	857,279	1,154,096

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	3,876	4,105	4,105	4,105	4,105	61,812	82,108

Payments under operating leases:
Cash aircraft rental payments(2)	245,708	228,285	205,173	185,729	184,041	1,433,376	2,482,312
Lease payments on equipment and operating facilities	1,578	1,351	1,392	961	947	2,154	8,383

Total lease payments	247,286	229,636	206,565	186,690	184,988	1,435,530	2,490,695

Future aircraft acquisition costs(3)	25,000	—	—	—	175,000	—	200,000
Rotable inventory financing commitments(4)	18,379	587	563	540	2,241	—	22,310
Minimum payments due under rotable spare parts maintenance agreement	19,129	22,787	26,158	28,922	31,969	172,295	301,260
Contract initiation costs(5)	20,000	—	—	—	—	—	20,000

Total	$397,560	$321,637	$299,806	$274,319	$450,231	$2,526,916	$4,270,469

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, we have assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

(4)	Represents the principal and interest related to financed rotable inventory and includes amounts due as a result of the termination of the GECAS agreement.

(5)	Represents amounts due code share partners for contract modification payments.

Maintenance Commitments
      In January 1997, we entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue a credit to us for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, we are required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.
      In April 1997, we entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for our Dash 8-200 aircraft. The contract requires us to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.
      In April 2000, we entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its ERJ aircraft. The contract requires us to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by us and includes a 15% penalty on such amount. We do not anticipate an early termination under the contract.
      In May 2002, we entered into a new six-year fleet management program with PWC to provide maintenance for our Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Pursuant to the agreement, we sold certain assets of our Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, we provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The agreement covers all of our Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by us and provides for return of a pro-rated share of the prepaid amount upon early termination. We do not anticipate an early termination under the contract.
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

Revenue Recognition
      The America West, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.
      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2005 and 2004 was $235.5 million and $189.0 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.
      In connection with providing service under the Company’s revenue-guarantee agreement with US Airways, the Company’s fuel reimbursement is capped at $0.85 per gallon. Under this agreement, the Company has the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s US Airways flying. The Company purchased 67.4 million gallons, 68.1 million gallons and 55.3 million gallons of fuel under this arrangement in fiscal 2005, 2004 and 2003, respectively.
      The America West, US Airways and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, we receive a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.
      We also receive subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. EAS rates are normally set for two-year contract periods for each city.

Allowance for Doubtful Accounts
      Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $8.9 million and $7.1 million at September 30, 2005 and 2004, respectively. If our actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Aircraft Leases
      The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet.

Accrued Health Care Costs
      We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At September 30, 2005 and 2004, we accrued $2.6 million and $2.2 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs
      Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At September 30, 2005, we accrued $1.6 million for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets
      The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2005, we had a valuation allowance for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe the Company will generate sufficient taxable income in the future to realize the benefits of its other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2005, 2004 and 2003 and we have taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt FAS 123(R) beginning in its first quarter of fiscal 2006, which ends December 31, 2005, and intends to utilize the modified prospective transition method. Under the modified prospective transition method, option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense. Adoption of the pronouncement is estimated to have a $0.5 million impact on after-tax earnings in fiscal 2006.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of our debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $0.4 million impact on interest expense. We also have investments in debt securities. If short-term interest rates were to average 10% more than they did in fiscal year 2005 interest income would be impacted by approximately $0.9 million.
      We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the America West, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2005, approximately 95% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.1 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

Item 8.	Financial Statements and Supplementary Data
Consolidated Financial Statements

Page 44	—	Report of Independent Registered Public Accounting Firm.
Page 45	—	Consolidated Statements of Income — Years ended September 30, 2005, 2004 and 2003.
Page 46	—	Consolidated Balance Sheets — September 30, 2005 and 2004.
Page 47	—	Consolidated Statements of Cash Flows — Years ended September 30, 2005, 2004 and 2003.
Page 48	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2005, 2004 and 2003.
Page 49	—	Notes to Consolidated Financial Statements.
      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona
      We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2, substantially all of the Company’s passenger revenue is derived from code-share agreements with United Airlines (“United”), America West Airlines, Inc. (“America West”), and US Airways, Inc (“US Airways”). UAL Corp., the parent company of United, has not emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additionally, US Airways filed for bankruptcy protection and in September 2005 the bankruptcy court entered an order confirming US Airways’ plan of reorganization, which includes the merger between US Airways and America West. As a result of US Airways’ emergence from bankruptcy and their non-assumption of the Company’s code-share agreement, the Company expanded its regional jet code-share agreement with United and entered into a new code-share agreement with Delta Air Lines (“Delta”). In September 2005, Delta also filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Delta has not yet assumed the Company’s code-share agreement in its bankruptcy proceeding.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 14, 2005

PART 1. FINANCIAL INFORMATION
MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,

	2005	2004	2003

	(In thousands, except per share amounts)
Operating revenues:
Passenger	$1,102,550	$868,415	$577,582
Freight and other	33,718	28,397	22,408

Total operating revenues	1,136,268	896,812	599,990

Operating expenses:
Flight operations	319,271	297,521	212,080
Fuel	304,256	194,510	113,370
Maintenance	198,695	163,463	118,517
Aircraft and traffic servicing	68,475	66,223	50,053
Promotion and sales	3,906	5,806	7,966
General and administrative	69,429	62,035	37,982
Depreciation and amortization	44,231	28,001	15,700
Impairment and restructuring charges (credits)	(1,257)	11,895	(10,957)

Total operating expenses	1,007,006	829,454	544,711

Operating income	129,262	67,358	55,279

Other income (expense):
Interest expense	(44,466)	(25,063)	(12,664)
Interest income	2,901	1,163	1,163
Other income (expense)	4,469	1,723	(2,758)

Total other expense	(37,096)	(22,177)	(14,259)

Income before income taxes	92,166	45,181	41,020
Income taxes	35,299	18,899	15,710

Income before minority interest	56,867	26,282	25,310
Minority interest in consolidated subsidiary	—	—	(5)

Net income	$56,867	$26,282	$25,305

Net income per common share — basic	$1.95	$0.83	$0.80

Net income per common share — diluted	$1.35	$0.66	$0.76

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$143,428	$173,110
Marketable securities	128,162	58,522
Restricted cash	8,848	9,484
Receivables, net	28,956	30,744
Income tax receivable	704	1,466
Expendable parts and supplies, net	36,288	34,790
Prepaid expenses and other current assets	98,267	43,907
Deferred income taxes	8,256	8,855

Total current assets	452,909	360,878
Property and equipment, net	642,914	697,425
Lease and equipment deposits	25,428	31,342
Deferred income taxes	—	5,342
Other assets	46,420	26,550

Total assets	$1,167,671	$1,121,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,787	$21,850
Short-term debt	54,594	230,969
Accounts payable	52,608	46,821
Air traffic liability	2,169	2,585
Accrued compensation	3,829	7,284
Deposit on pending sale of rotable spare parts	22,750	—
Rotable spare parts financing liability	19,685	—
Income taxes payable	2,863	456
Other accrued expenses	30,512	34,867

Total current liabilities	216,797	344,832
Long-term debt, excluding current portion	636,582	550,613
Deferred credits	97,497	71,451
Deferred income taxes	25,684	—
Other noncurrent liabilities	14,441	25,737

Total liabilities	991,001	992,633

Commitments and contingencies (notes 2, 8, 9, 14 and 15)
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 28,868,167 and 30,066,777 shares issued and outstanding, respectively	97,894	108,173
Retained earnings	80,542	23,675
Unearned compensation on restricted stock	(1,766)	(2,944)

Total stockholders’ equity	176,670	128,904

Total liabilities and stockholders’ equity	$1,167,671	$1,121,537

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities:
Net income	$56,867	$26,282	$25,305
Adjustments to reconcile net income to net cash Flows provided by (used in) operating activities:
Depreciation and amortization	44,231	28,001	15,519
Tax benefit on stock compensation	160	137	449
Impairment and restructuring charges (credits)	(1,257)	11,895	(10,957)
Deferred income taxes	31,625	18,723	13,702
Gain on involuntary conversion of aircraft.	—	—	(1,283)
Unrealized (gain) loss on investment securities	514	620	(255)
Amortization of deferred credits	(6,202)	(6,243)	(5,830)
Amortization of restricted stock awards	1,178	589	—
Provision for (recovery of) doubtful accounts	6,915	4,315	(1,771)
Provision for obsolete expendable parts and supplies	1,195	1,269	1,639
Department of Transportation settlement	—	—	4,154
Minority interest	—	—	5
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(70,154)	(45,584)	(4,786)
Receivables	6,709	(9,566)	3,001
Income tax receivables	762	(1,466)	—
Expendable parts and supplies	(2,693)	(11,415)	(5,445)
Prepaid expenses and other current assets	(53,234)	(14,708)	(2,472)
Accounts payable	5,787	4,921	14,881
Income taxes payable	2,407	(440)	386
Cost to return aircraft held for sale	—	(2,392)	(2,097)
Other accrued liabilities	(2,540)	1,619	6,144

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,270	6,557	50,289

Cash Flows from Investing Activities:
Capital expenditures	(44,561)	(50,283)	(27,370)
Acquisition of Midway	—	(9,160)	—
Proceeds from the sale of flight equipment and expendable inventory	449	2,383	2,637
Proceeds from aircraft insurance	—	—	3,218
Change in restricted cash	636	(9,484)	—
Change in other assets	(13,896)	(1,181)	935
Lease and equipment deposits	1,608	(5,491)	(12,013)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(55,764)	(73,216)	(32,593)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(26,135)	(16,859)	(15,733)
Principal payments on short-term debt	(2,776)	—	—
Proceeds from senior convertible notes	—	100,000	100,112
Debt issuance costs	—	(3,009)	(3,262)
Proceeds from pending sale of rotable inventory (customer deposits)	22,750	—	—
Proceeds from financing rotable inventory	—	15,000	—
Proceeds from exercise of stock options and issuance of warrants	813	843	1,775
Common stock purchased and retired	(11,252)	(10,921)	(2,314)
Proceeds from receipt of deferred credits	20,412	2,168	9,375
Distribution to minority interest shareholders	—	—	(972)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,812	87,222	88,981

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,682)	20,563	106,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	173,110	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF YEAR	$143,428	$173,110	$152,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$45,694	$24,105	$11,665
Cash paid for income taxes	336	1,906	1,130
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft and engine delivered under interim financing provided by manufacturer	$351,187	$463,936	$402,639
Aircraft and engine debt permanently financed as operating lease	(397,432)	(203,362)	(207,034)
Short-term debt permanently financed as long-term debt	(127,355)	(254,728)	—
Long-term debt assumed in Midway asset purchase	—	24,109	—
Inventory and other credits received in conjunction with aircraft Financing	11,836	5,073	4,978
Note receivable received in conjunction with financing of rotable inventory	—	6,000	—
Return of aircraft for reduction of long-term debt and accrued interest	—	—	8,164
See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained	Unearned
			Earnings	Compensation
Years Ended September 30,	Number of	Common	(Accumulated	on Restricted
2005, 2004, and 2003	Shares	Stock	Deficit)	Stock	Total

	(In thousands, except number of shares)
Balance at October 1, 2002	31,989,886	$114,670	$(27,912)	$—	$86,758
Exercise of stock options	270,088	1,465	—	—	1,465
Common stock purchased and retired	(555,349)	(2,314)	—	—	(2,314)
Tax benefit — stock compensation	—	449	—	—	449
Amortization of warrants	—	134	—	—	134
Issuance of warrants	—	176	—	—	176
Net income	—	—	25,305	—	25,305

Balance at September 30, 2003	31,704,625	114,580	(2,607)	—	111,973
Exercise of stock options	110,208	622	—	—	622
Common stock purchased and retired	(1,748,056)	(10,921)	—	—	(10,921)
Restricted stock	—	3,533	—	(3,533)	—
Amortization of restricted stock	—	—	—	589	589
Tax benefit — stock compensation	—	137	—	—	137
Amortization of warrants	—	135	—	—	135
Issuance of warrants	—	87	—	—	87
Net income	—	—	26,282	—	26,282

Balance at September 30, 2004	30,066,777	108,173	23,675	(2,944)	128,904
Exercise of stock options	165,609	712	—	—	712
Common stock purchased and retired	(1,792,516)	(11,252)	—	—	(11,252)
Issuance of restricted stock	428,297	—	—	—	—
Amortization of restricted stock	—	—	—	1,178	1,178
Tax benefit — stock compensation	—	160	—	—	160
Amortization of warrants	—	33	—	—	33
Issuance of warrants	—	68	—	—	68
Net income	—	—	56,867	—	56,867

Balance at September 30, 2005	28,868,167	$97,894	$80,542	$(1,766)	$176,670

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2005, 2004 and 2003

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
      The Company is an independent regional airline serving 176 cities in 43 states, the District of Columbia, Canada and Mexico. At September 30, 2005, the Company operated a fleet of 182 aircraft and had over 1,100 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”), as United Express under a code-share relationship with United Airlines (“United”) and as US Airways Express under a code-share agreement with US Airways, Inc. (“US Airways”). On October 1, 2005, Freedom commenced flight operations as Delta Connection under a code-share agreement with Delta Air Lines (“Delta”). Air Midwest operates under code-share agreements with America West, US Airways and Midwest Airlines. Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and select Essential Air Service markets. Prior to ceasing operations, CCAir operated under a code-share agreement with US Airways as US Airways Express. Approximately 99% of the Company’s consolidated passenger revenues for 2005 were derived from operations associated with code-share agreements.
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

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when its aircraft are not otherwise used for scheduled service.
      Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code-share agreement with the same code-share partner. The agreements with America West expire in 2012; the revenue-guarantee agreements with Delta expire in January 2017 and January 2018; the pro-rate agreement with US Airways expires in October 2006; the agreement with United expires between 2011 and 2018; and the agreement with Midwest Airlines expires in 2006. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, and breach other contractual terms and conditions.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash
      At September 30, 2005, the Company has $8.8 million in restricted cash on deposit with two financial institutions. In September 2004, we entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $3.8 million of outstanding letters of credit are required to be collateralized by amounts on deposit. The Company also must maintain $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll. The change in restricted cash of $9.5 million was reclassified on the fiscal 2004 statement of cash flows from operating activities to investing activities.

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

Property and Equipment
      Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values, which are estimated to be 20% for flight equipment, using the straight line method.
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

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
      The Company currently flies B1900 aircraft in Essential Air Service markets (“EAS”). If the funding under this program is terminated for any of the cities served by us, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.
      Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $0.9 million, $1.0 million and $0.8 million of interest in fiscal 2005, 2004 and 2003, respectively.

Other Long-Term Assets
      Other long-term assets primarily consist of the capitalized costs associated with establishing financing for aircraft, contract incentive payments, prepaid maintenance, a note receivable received pursuant to the rotable spare parts financing and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-18.5 years. Contract incentive payments are amortized over the term or the modified term of the code share agreements. Prepaid maintenance is amortized over the six-year term of the related maintenance contract based upon the hours flown by the related aircraft. The debt issuance costs are amortized over the 20 year life of the senior convertible notes.

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

Notes Payable for Aircraft on Interim Financing
      Aircraft under interim financing are recorded as a purchase with interim debt financing provided by the manufacturer. As such, the Company reflects the aircraft in property and equipment and the debt financing in short-term debt on its balance sheet during the interim financing period. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Credits
      Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers and deferred gains on the sale and leaseback of interim financed aircraft. Purchase incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. The deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

Revenue Recognition
      The America West, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The Company records reimbursement of pass-through costs as revenue. In addition, the Company’s code-share partners also provide, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Pass-through costs provided by code-share partners are presented net in the Company’s financial statements, hence no amounts are recorded for revenue or expense for these items. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.
      In connection with providing service under the Company’s revenue-guarantee agreement with US Airways, the Company’s fuel reimbursement is capped at $0.85 per gallon. Under this agreement, the Company has the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s US Airways flying. The Company purchased 67.4 million gallons, 68.1 million gallons and 55.3 million gallons of fuel under this arrangement in fiscal 2005, 2004 and 2003, respectively.
      Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreements discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2005 and 2004 was $235.5 million and $189.0 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.
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

Maintenance Expense
      The Company charges the cost of engine and aircraft maintenance to expense as incurred.

Minority Interest
      In 2001, the Company entered into an agreement to form UFLY for the purpose of making strategic investments in US Airways, Inc. In 2002, UFLY was capitalized with $5.0 million from the Company and $5.0 million from other members, which included Jonathan Ornstein, the Company’s Chairman and Chief Executive Officer. UFLY distributed its assets and was subsequently dissolved in fiscal 2003. The Company owned greater than 50% of UFLY in 2003 and therefore the financial results of UFLY are included in the consolidated financial results of the Company. Amounts included in the consolidated statements of operations as minority interest reflect the after-tax portion of earnings of UFLY that are applicable to the minority interest partners.

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

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	29,215	31,490	31,556
Effect of dilutive outstanding stock options and warrants	127	1,139	507
Effect of restricted stock	286	214	—
Effect of dilutive outstanding convertible debt due 2023	16,931	14,410	2,935

Weighted average shares outstanding — diluted	46,559	47,253	34,998

Adjustments to net income:
Net income	$56,867	$26,282	$25,305
Interest expense on convertible debt, net of tax	6,097	5,027	1,144

Adjusted net income	$62,964	$31,309	$26,449

      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF Issue No. 04-08 requires shares of common stock issuable upon conversion of contingently convertible debt

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments to be included in the calculation of diluted earnings per share whether or not the contingent conditions for conversion have been met, unless the inclusion of these shares is anti-dilutive. Previously, shares of common stock issuable upon conversion of contingently convertible debt securities were excluded from the calculation of diluted earnings per share if the contingency had not been met. The Company previously included its convertible notes due 2003 in the EPS calculation. The Company adopted the provisions of EITF Issue No. 04-08 in the first quarter of fiscal 2005, and as such, has now also included the 3.625% senior convertible notes due 2024 in the calculation of dilutive earnings per share. EITF Issue No. 04-08 required the restatement of prior period diluted earnings per share amounts. The 3.625% senior convertible notes due 2024 were issued in February 2004, thus the reported diluted earnings per share for the year ended September 30, 2004 have been restated to include the dilutive impact of the 3.625% senior convertible notes.

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
      Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provisions of SFAS No. 123, the Company’s net income and net income per share would have been as indicated by the pro forma amounts below:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income as reported	$56,867	$26,282	$25,305
Stock option compensation expense determined under fair value based method, net of related tax effects	(968)	(1,324)	(2,082)

Pro forma	$55,899	$24,958	$23,223

Income per share — basic:
As reported	$1.95	$0.83	$0.80

Pro forma	$1.91	$0.79	$0.74

Net income per share — diluted:
As reported	$1.35	$0.66	$0.76

Pro forma	$1.33	$0.63	$0.70

      The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $4.16, $6.77 and $3.29, respectively, on the grant date as determined by using the Black-Scholes option pricing model with the following weighted average assumptions: an expected dividend yield 0.0%, an expected life of 6.1 years, a risk-free interest rate of 4.2%, 4.1% and 4.3%, and volatility of 62.4%, 79.8% and 80.5% in 2005, 2004 and 2003, respectively.

Use of Estimates in the Preparation of Financial Statements
      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Segment Reporting
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into three reportable segments; Mesa Airlines, Air Midwest/ Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft pursuant to revenue-guarantee code-share agreements. Air Midwest and Freedom primarily operate the Company’s Beech 1900D turboprop aircraft pursuant to pro-rate code-share agreements. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM and MAGI, all of which support Mesa’s operating subsidiaries.

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) beginning in its first quarter of fiscal 2006, which ends December 31, 2005, and intends to utilize the modified prospective transition method. Under the modified prospective transition method, option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will be recognized in the income statement as expense. Adoption of the pronouncement is estimated to have a $0.5 million impact on after-tax earnings in fiscal 2006.

Reclassifications
      Certain reclassifications were made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

2.	Concentrations
      The Company has code-share agreements with America West, US Airways and United Airlines. Approximately 99%, 99% and 98% of the Company’s consolidated passenger revenue for the years ended September 30, 2005, 2004 and 2003, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 35% and 59% of total gross accounts receivable at September 30, 2005 and 2004, respectively.
      Passenger revenue received from America West amounted to 44%, 38% and 44% of the Company’s total passenger revenue in fiscal 2005, 2004 and 2003, respectively. A termination of the America West revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.
      US Airways, which accounted for approximately 29%, 40% and 38% of the Company’s passenger revenue in fiscal 2005, 2004 and 2003, respectively, filed for Chapter 11 bankruptcy protection on September 12, 2004.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2005, we operated 59 50-seat regional jet aircraft for US Airways under a revenue-guarantee code-sharing agreement. As a result of US Airways’ emergence from bankruptcy and their non-assumption of our revenue-guarantee code-share agreement, the Company expanded its regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta and the Company is currently working to transition the jets flown under the US Airways code-share agreement to the United and Delta arrangements. As of December 1, 2005, the Company had transitioned 32 of the 59 aircraft and operated 27 50-seat regional jets for US Airways under our code-sharing agreement. The Company expects to complete the transition of aircraft from US Airways to United in the first quarter of fiscal year 2006 and to Delta in the second quarter of fiscal year 2006. In addition, on September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed the code-share agreement with the Company in its bankruptcy proceeding and could choose to terminate this agreement or seek to renegotiate the agreement on less favorable terms.
      United Airlines, a subsidiary of UAL Corp., accounted for approximately 24%, 20% and 1% of the Company’s passenger revenue in fiscal 2005, 2004 and 2003, respectively. A termination of the United agreement or the failure of United to successfully emerge from bankruptcy would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

3.	Marketable Securities
      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.
      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $128.2 million in marketable securities that include US Treasury notes, government bonds, corporate bonds and auction rate securities (“ARS”). These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at September 30, 2005 and 2004, were $0.5 million and $1.7 million, respectively.
      The Company has determined that investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at September 30, 2005 and 2004 includes investments in ARS of $46.7 million and $47.8 million, respectively. The Company reclassified ARS of $47.8 million as of September 30, 2004 that were previously included in cash and cash equivalents to short-term investments and included this amount in net purchases of investment securities in the consolidated statement of cash flows for fiscal 2004.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consists of the following:

	September 30,

	2005	2004

	(In thousands)
Flight equipment, substantially pledged	$705,453	$731,859
Other equipment	25,960	24,775
Leasehold improvements	2,883	2,620
Furniture and fixtures	1,117	1,087
Buildings	3,968	3,968
Vehicles	1,139	1,045

	740,520	765,354
Less accumulated depreciation and amortization	(97,606)	(67,929)

Net property and equipment	$642,914	$697,425

5.	Short-Term Debt
      At September 30, 2005 and 2004, the Company had $54.6 million and $231.0 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operate lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The Company had two aircraft on interim financing with the manufacturer at September 30, 2005. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

6.	Deposit on Pending Sale of Rotable Spare Parts
      In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, AAR will purchase certain existing spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable to be paid over the next four years. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so. The AAR agreement is contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”), and including these rotables in the arrangement. The amount included in the consolidated balance sheet at September 30, 2005, represents deposits received from AAR pending the termination of the GECAS agreement. The Company notified GECAS of its intent to cancel that agreement in August and terminated the agreement in November 2005 (see note 8).

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Credits
      The Company accounts for purchase incentives provided by aircraft manufacturers as deferred credits. These credits are amortized over the life of the related lease as a reduction of lease expense, which is included in flight operations in the statements of operations. Purchase incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. Deferred credits also include deferred gains on the sale and leaseback of interim financed aircraft. These deferred gains are also amortized over the life of the related leases as a reduction of lease expense, which is included in flight operations in the statements of operations.

8.	Rotable Spare Parts Financing Liability
      In June 2004, the Company entered into an agreement with LogisTechs, Inc., a wholly-owned subsidiary of GECAS, whereby GECAS provided financing to the Company and the Company agreed to pay GECAS for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, the Company received $15 million in cash and a $6 million promissory note receivable from GECAS. In August 2005, Mesa notified GECAS of its intent to terminate the agreement in order to enter into the AAR agreement, and as such, the Company is required to repay the 19.7 million of outstanding financing at September 30, 2005. The agreement was terminated and this amount was repaid in November 2005.

9.	Long-Term Debt
      In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments. These aircraft had originally been financed with interim debt financing from the manufacturer.
      In December 2003, we assumed $24.1 million of debt in connection with the purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.
      In January and March 2004, the Company permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.
      In February 2004, the Company completed the private placement of senior convertible notes (the “February 2004 Notes”) due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned domestic subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.
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

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June 2003, the Company completed the private placement of senior convertible notes (the “June 2003 Notes”) due 2023, which resulted in gross proceeds of $100.1 million ($97.1 million net). Cash interest is payable on these notes at a rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. The June 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.
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
      Long-term debt consists of the following:

	September 30,

	2005	2004

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$348,452	$248,135
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 3.64% to 6.57% at September 30, 2005, collateralized by the underlying aircraft.	87,949	93,900
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft.	24,181	25,758
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	2,578	3,363
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	923	961
Other	174	234

Total debt	664,369	572,463
Less current portion	(27,787)	(21,850)

Long-term debt	$636,582	$550,613

      Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,

(In thousands)
2006	$27,787
2007	30,050
2008	29,536
2009	31,741
2010	42,087
Thereafter	503,168

10.	Common Stock Purchase and Retirement
      In December 1999, the Company’s Board of Directors authorized the Company to purchase up to 10%, or approximately 3.4 million shares of the Company’s then-outstanding common stock. In January 2001, October 2002, October 2004 and April 2005, the Board of Directors amended its original purchase plan and authorized the purchase of one million, two million, two million and one million additional shares of common stock, respectively. As of September 30, 2005, the Company has acquired and retired approximately 8.0 million shares of its outstanding common stock at an aggregate cost of approximately $48.0 million, leaving approximately 1.4 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. Subsequent to year end, the Company’s Board of Directors authorized the Company to purchase up to an additional 10 million shares of the Company’s outstanding common stock.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      Income tax expense consists of the following:

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Current:
Federal	$1,720	$—	$777
State	1,954	176	1,231

	3,674	176	2,008

Deferred:
Federal	28,905	16,765	13,278
State	2,720	1,958	424

	31,625	18,723	13,702

	$35,299	$18,899	$15,710

      The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,

	2005	2004	2003

	(In thousands)
Computed “expected” tax expense	$32,258	$15,813	$14,357
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes	3,029	2,134	966
Nondeductible compensation	6	987	—
Other	(356)	45	387
Increase (decrease) in valuation allowance	362	(80)	—

	$35,299	$18,899	$15,710

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Elements of deferred income tax assets (liabilities) are as follows:

	September 30,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,396	$47,707
Deferred credits	26,549	15,271
Other accrued expenses	5,839	5,115
Deferred gains	2,992	3,133
Allowance for doubtful receivables	3,392	2,710
Alternative minimum tax	3,638	1,918
Unrealized trading (gains) losses	197	664
Expendable parts	822	567
Intangibles	374	474
Other	3,655	237
Valuation allowance	(362)	—

Total deferred tax assets	$78,492	$77,796

Deferred tax liabilities:
Property and equipment	$(92,289)	$(62,923)
Other	(3,631)	(676)

Total deferred tax liabilities	$(95,920)	$(63,599)

      Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $3.6 million that do not expire and federal net operating loss carryforwards of approximately $80.7 million that expire in years 2017 through 2024. The Company also has state net operating loss carryforwards of approximately $78.4 million that expire in years 2006 through 2019. During 2005, the Company established a valuation allowance of $0.4 million for certain state net operating loss carryforwards that are expected to expire unutilized in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

12.	Stockholders’ Equity
      In March 2004, the Company granted 428,297 shares of restricted stock to the Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer. The restricted stock shares vest in one-third increments over a three-year period beginning on April 1, 2004. The shares under the grant were issued in March 2005. To recognize the transaction, the Company recorded deferred compensation of $3.5 million in stockholders’ equity. The deferred compensation is amortized on a straight-line basis over the vesting period of the grants.
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
      In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $5.3 million, $5.3 million and $6.0 million was recorded as a reduction to flight operations during 2005, 2004 and 2003, respectively. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant.. As of September 30, 2005, Raytheon has exercised its option to purchase all components of the warrant.
      At September 30, 2005, the Company sponsored the following stock-based compensation plans:

In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair value on the date of grant. At September 30, 2005, there were 52,000 options outstanding under this plan. There are no options available for grant under this plan.

In July 1998, the Company adopted a second stock option plan for outside directors. This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved by the stockholders to be granted under this plan. At September 30, 2005, there were 235,739 options outstanding and 92,299 options available for future grants under this plan.

In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the “1996 Stock Option Plan”) that provides for the granting of options to purchase up to 2,800,000 shares of the Company’s common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2005, there were 2,140,308 options outstanding. No future grants will be made under this plan.

In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2005 there were 1,112,533 options outstanding. There are no options available for grant under this plan.

In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan in connection with the CCAir merger. At September 30, 2005, there were 49,712 options outstanding and there are no options available for future grants under this plan.

In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2005 there were 1,000,000 options outstanding and 1,000,000 options available for future grants under this plan.

In February 2005, the Company’s shareholders approved the adoption of the 2005 Employee Stock Incentive Plan. The plan provides for the grant of options to purchase up to 1,500,000 shares of common stock to officers and key employees. At September 30, 2005, there were 615,650 options outstanding and 1,256,892 options available for future grants under this plan, which includes 372,542 options authorized but not issued under the 1996 Option Plan.
      Generally, options granted to employees vest over a three-year period and options granted to directors vest immediately upon grant or six months following the grant.
      Transactions involving stock options under these plans are summarized as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	4,572	$7.05	4,376	$6.73	3,843	$7.10
Granted	947	6.58	430	9.89	1,019	4.96
Exercised	(166)	4.75	(110)	5.58	(270)	5.42
Canceled/ Forfeited	(147)	8.07	(124)	6.95	(216)	6.51

Outstanding at end of year	5,206	$6.99	4,572	$7.20	4,376	$6.73

Exercisable at end of year	3,765	$7.04	3,161	$7.13	2,485	$7.47

      At September 30, 2005, the range of exercise prices for the aforementioned options was $2.31 to $12.56.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information concerning options outstanding at September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.73 - $ 3.45	28,723	2.0 Years	$2.44	26,256	$2.37
$ 3.46 - $ 5.18	1,204,455	5.5 Years	4.57	959,357	4.50
$ 5.19 - $ 6.90	1,580,592	6.2 Years	6.09	889,068	5.99
$ 6.91 - $ 8.63	1,820,568	4.2 Years	8.12	1,441,168	8.23
$ 8.64 - $10.35	92,956	5.9 Years	9.59	86,489	9.57
$10.36 - $12.08	359,280	4.6 Years	11.23	313,082	11.18
$12.09 - $13.80	119,368	3.8 Years	12.51	49,502	12.46

Options at September 30, 2005	5,205,942	5.2 Years	6.99	3,764,922	7.04

13.	Benefit Plans
      The Company has a 401(k) plan covering the employees of Mesa Airlines, Freedom, Air Midwest and the airline support operations (the “Mesa Plan”). Under the Mesa Plan, employees may contribute up to 15 percent of their annual compensation. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2005, the Company made matching contributions of 25 percent of employee contributions up to 10 percent of annual employee compensation. Employees are eligible to participate in the plan upon completion of one year of service. The employee vests 20% per year in employer contributions. Employees become fully vested in employer contributions after completing six years of employment. The Company has the right to terminate the 401(k) plan at any time. Contributions by the Company to the Mesa Plan for the years ended September 30, 2005, 2004 and 2003 were approximately $0.9 million, $0.8 million and $0.7 million, respectively.

14.	Lease Commitments
      At September 30, 2005, the Company leased 142 aircraft under non-cancelable operating leases with remaining terms of up to 18.5 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense under all operating leases totaled approximately $194.7 million, $183.5 million and $130.2 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,

(In thousands)
2006	$247,286
2007	229,636
2008	206,565
2009	186,690
2010	184,988
Thereafter	1,435,530

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company’s maximum exposure under these leases is the remaining lease payments.
      Under the Company’s leveraged lease agreements, the Company typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18.5 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.
      As of September 30, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 22 of these aircraft. During fiscal year 2005, the Company leased four of its Beechcraft 1900D aircraft to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida for a term of five years. In January 2005, we entered into an agreement to lease ten of our Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”), a regional turboprop carrier based in Billings, Montana. As of September 30, 2005, we had leased nine aircraft to Big Sky and leased the tenth aircraft to Big Sky in the first quarter of fiscal 2006 for a term of five years.

15.	Commitments and Contingencies
      In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The first of these aircraft were put into service in October 2005. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s now terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company paid three $10 million payments to United as follows: i) $10 million was paid in June 2005, ii) $10 million was paid in October 2005, and iii) $10 million was paid in November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $0.2 million was recorded in fiscal 2005.
      In May 2005, the Company announced a code-share arrangement between the Company, Freedom, and Delta that provides for Freedom to become a Delta Connection partner. Under the terms of the agreement, Freedom commenced operations in October 2005 and will operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network. The arrangement required Mesa to partially reimburse Delta’s lease payments associated with Delta’s 30 Dornier Fairchild 328 jets throughout the term of the agreement in exchange for performing flight services under the agreement; however, the requirement to reimburse Delta for certain lease costs was terminated when Delta filed for bankruptcy protection. The code-share arrangement will terminate with respect to each aircraft, on an aircraft-by-aircraft basis, beginning in approximately twelve years. Delta may terminate the code-share agreement at any time, with or without cause, upon twelve months’ prior written notice following the sixth anniversary of the in-service date of the 30th aircraft added to the Delta

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Connection fleet. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate this agreement at any time prior to its emergence from bankruptcy.
      As of September 30, 2005, the Company had firm orders with Bombardier Aerospace, Inc. for eight CRJ-900 aircraft (seven of which can be converted to CRJ-700s). In addition to the firm orders, Mesa has an option to acquire an additional 72 CRJ-700 and CRJ-900 regional jets that are exercisable through 2009 and 40 CRJ-700 and CRJ-900 regional jets that are exercisable in 2010 and beyond. In conjunction with this purchase agreement, Mesa had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at September 30, 2005. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).
      The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At September 30, 2005, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.
      In August 2005, the Company entered into a ten-year agreement with AAR, for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so. The agreement is contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GECAS, and including these rotables in the arrangement. The Company notified GECAS of its intent to cancel that agreement in August and terminated the agreement in November 2005.
      Future minimum payments under the agreement are as follows:

Years Ending
September 30,

(In thousands)
2006	$19,129
2007	22,787
2008	26,158
2009	28,922
2010	31,969
Thereafter	172,295
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

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2002, the Company entered into a six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

16.	Financial Instruments
      The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximates fair value due to the short maturity periods of these instruments. The fair value of the Company’s marketable securities is based on quoted marked prices. The Company’s variable rate long-term debt had a carrying value of approximately $436.4 million at September 30, 2005, which approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The Company’s fixed rate long-term debt, having a carrying value of approximately $228.0 million at September 30, 2005, had a fair value of approximately $193.9 million. The Company uses a financial model to calculate the fair value of its senior convertible debt.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Impairment and Restructuring Charges (Credits)

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

CCAir Impairment and Restructuring
      In fiscal 2002, as a result of the inability of CCAir to reduce its operating costs and its continued history of operating losses, as well as receiving a notification by US Airways of their intent to cancel CCAir’s pro-rate contract effective November 3, 2002, management at CCAir elected to cease operations on the effective date of US Airway’s cancellation. As a result, the Company took an impairment and restructuring charge of $19.8 million in fiscal 2002. At the time of the shutdown, it was the Company’s intention to maintain the legal entity of CCAir as well as its operating certificate with the possibility of either restructuring the airline and operating it under amended labor agreements in the future or affecting a sale of CCAir.
      In fiscal 2003, CCAir surrendered its operating certificate to the FAA and filed articles of dissolution with the State of Delaware. As a result of these events and CCAir’s lack of liquidity, it became clear that CCAir would be unable to pay any of its obligations. In fiscal 2003, in light of CCAir’s inability to pay its obligations and the resulting dissolution, the Company reversed approximately $12 million of the restructuring charges recorded in fiscal 2002. The reversal of these charges was precipitated by the dissolution of CCAir and the Company’s subsequent determination, after consultation with counsel, that the Company should not be held legally responsible for the obligations incurred solely by CCAir and not guaranteed by the Company. Including these charges and reversals, CCAir had after tax net income of $8.3 million in fiscal 2003.
      In fiscal 2004, the Company reversed approximately $0.5 million of the restructuring charges recorded in fiscal 2002 as the recorded liabilities were no longer needed.

Shorts 360 Impairment
      In fiscal 2002, the Company’s sublease of two Shorts 360 aircraft the Company had been subleasing to an operator in Europe expired and the Company did not anticipate the lease to be renewed. As a result, the Company took a charge for $3.6 million to accrue for the remaining lease payments and the future costs of returning these aircraft to the lessor.
      In fiscal 2005, the Company entered into an agreement with the lessor for the early return of these two aircraft. The agreement included the elimination of the aircraft return conditions and called for a $1.3 million payment. As a result, the Company reduced its reserve for the costs to return these aircraft to the agreed upon amount.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the impairment and restructuring charges for the three fiscal years ended September 30, 2005 are as follows:

	Reserve		Reversal		Non-	Reserve			Non-	Reserve
	Oct. 1,		of	Cash	Cash	Sept. 30,	(Provision)	Cash	Cash	Sept. 30,
Description of Charge	2002	Provision	Charges	Utilized	Utilized	2003	Reversal	Utilized	Utilized	2004

Restructuring:
Severance and other	$(658)	$—	$—	$110	$—	$(548)	$482	$66	$—	$—
Costs to return aircraft	(8,107)	(1,050)	4,593	2,097	250	(2,217)	(2,400)	2,400	—	(2,217)
Aircraft lease payments	(9,238)	—	7,414	120	516	(1,188)	(2,398)	2,542	594	(450)
Cancellation of maintenance agreement	—	—	—	—	—	—	(1,179)	1,179	—	—
Impairment:
Impairment of surplus inventory	—	—	—	—	—	—	(4,517)	—	4,517	—
Impairment of maintenance deposits	—	—	—	—	—	—	(823)	—	823	—
Impairment of aircraft and other property	—	—	—	—	—	—	(1,060)	—	1,060	—

Total	$(18,003)	$(1,050)	$12,007	$2,327	$766	$(3,953)	$(11,895)	$6,187	$6,994	$(2,667)

[Continued from above, first column repeated]

	Reserve			Non-	Reserve
	Sept. 30,	(Provision)	Cash	Cash	Sept. 30,
Description of Charge	2004	Reversal	Utilized	Utilized	2005

Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$1,030	$—	$—
Aircraft lease payments	(450)	70	144	224	(12)

Total	$(2,667)	$1,257	$1,174	$224	$(12)

      The reserve balance above is included in other accrued expenses on the accompanying consolidated balance sheets.

18.	Related Party Transactions
      In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. Under this agreement, the Company paid fees totaling $0.6 million, $2.5 million and $1.3 million to Barlow in fiscal 2005, 2004 and 2003, respectively, for arranging for leasing companies to participate in the Company’s various aircraft financings. At September 30, 2004, Jonathan Ornstein, the Company’s Chairman of the Board and Chief Executive Officer, and George Murnane III, the Company’s Executive Vice President and Chief Financial Officer were each members of Barlow and each held a 25% membership interest therein. Messrs. Ornstein and Murnane disposed of their membership interest at the end of the first quarter of fiscal 2005. Distributions to the members of Barlow were determined by the members on a year-to-year basis. Substantially all of Barlow’s revenues were derived from its agreement with the Company.
      On September 9, 1998, the Company entered into an agreement with International Airline Support Group (“IASG”) whereby the Company would consign certain surplus airplane parts to IASG to sell on the open market. IASG in turn would submit proceeds from such sales to the Company less a market-based fee.

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During fiscal 2003, the Company paid IASG approximately $0.4 million in commissions on sales of surplus aircraft parts. During 2003, IASG provided consultation on determining the fair value of the Company’s surplus inventory. Mr. Ronald Fogleman, a member of the Company’s Board of Directors, and Mr. Murnane were members of the board of directors of IASG during fiscal 2003 and Mr. Murnane was an executive officer of IASG before joining the Company. Messrs. Fogleman and Murnane resigned from the Board of Directors of IASG in mid 2003. In September 2003, IASG ceased operations and any inventory remaining at IASG was moved to another consignment firm.
      The Company provides reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $57,000, $57,000 and $61,000 for these services during fiscal 2005, 2004 and 2003, respectively. At September 30, 2004, the Company had receivables from Europe-By-Air of $24,000. There were no amounts due as of September 30, 2005. Mr. Ornstein is a major shareholder of Europe-By-Air.
      The Company uses the services of the law firm of Baker & Hostetler and Piper Rudnick for labor related legal services. The Company paid the firms an aggregate of $0.3 million, $0.2 million and $0.3 million for legal-related services in 2005, 2004 and 2003, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Baker & Hostetler and a former partner with Piper Rudnick.
      During fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufacturers of regional airline equipment. RAP has been involved in various lobbying activities related to maintaining funding for the Essential Air Service program under which the Company operates certain of its B1900 aircraft. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During 2005, 2004 and 2003, the Company paid RAP’s operating costs totaling approximately $312,000, $241,000 and $200,000, respectively. Included in these amounts are the wages of Mr. Parker, which amounted to $120,000, $87,000 and $94,000 in fiscal 2005, 2004 and 2003, respectively. Since inception, the Company has financed 100% of RAP’s operations.
      In September 2001, the Company entered into an agreement to form UFLY, LLC (“UFLY”), for the purpose of making strategic investments in US Airways, Inc. UFLY had investment gains of $28,000 during fiscal 2003. Mr. Ornstein was a shareholder/owner and managing member of UFLY. Mr. Ornstein received no additional compensation from the Company or UFLY for his role as managing member of UFLY. UFLY’s assets were distributed and UFLY was dissolved in fiscal 2003.
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
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. In fiscal 2005, the Company aggregated these subsidiaries into three reportable segments: Mesa Airlines, Air Midwest/ Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft pursuant to revenue-guarantee code-share agreements. Air Midwest and Freedom

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily operate the Company’s Beech 1900 turboprop aircraft pursuant to pro-rate code-share agreements. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Prior to October 2004, the Company operated regional jets in both Mesa and Freedom. In October 2004, the Company completed its transition of regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As such, the Company has aggregated Freedom with Air Midwest beginning in the first quarter of fiscal 2005. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.
      Mesa Airlines provides passenger service with regional jets under revenue-guarantee contracts with America West, United and US Airways. Mesa Airlines also previously operated under a code-share agreement with Frontier Airlines, Inc., which terminated in December 2003. Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with United and America West. As of September 30, 2005, Mesa Airlines operated a fleet of 160 aircraft — 108 CRJs, 36 ERJs and 16 Dash-8s.
      Air Midwest and Freedom provide passenger service with Beechcraft 1900D aircraft under pro-rate contracts with America West, US Airways and Midwest, as well as independent operations under the brand name of Mesa Airlines. As of September 30, 2005, Air Midwest and Freedom operated a fleet of 22 Beechcraft 1900D turboprop aircraft.
      CCAir provided passenger service with Dash-8 and Jetstream 31 turboprop aircraft under pro-rate revenue contracts with US Airways. CCAir ceased operations on November 3, 2002.
      The Other category consists of Mesa Air Group, RAS, MPD, MAG-AIM, MAGI and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily provides repair services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement and sales company.

		Air
		Midwest/
Year Ended September 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$1,064,093	$62,681	$297,764	$(288,270)	$1,136,268
Depreciation and amortization	39,718	232	4,666	(385)	44,231
Operating income (loss)	138,310	(7,482)	41,855	(43,421)	129,262
Interest expense	(33,202)	—	(11,838)	574	(44,466)
Interest income	2,859	13	603	(574)	2,901
Income (loss) before income tax	113,001	(7,838)	30,424	(43,421)	92,166
Income tax (benefit)	43,280	(3,002)	(11,652)	(16,631)	35,299
Total assets	1,328,180	10,705	320,631	(491,845)	1,167,671
Capital expenditures (including non-cash)	376,181	49	19,518	—	395,748

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mesa/	Air
Year Ended September 30, 2004 (000’s)	Freedom	Midwest	Other	Eliminations	Total

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Depreciation and amortization	24,749	432	2,820	—	28,001
Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358
Interest expense	(16,564)	(139)	(8,645)	285	(25,063)
Interest income	851	6	591	(285)	1,163
Income (loss) before income tax	67,311	(9,830)	45,082	(57,382)	45,181
Income tax (benefit)	28,156	(4,112)	18,858	(24,003)	18,899
Total assets	1,054,028	17,196	403,238	(352,923)	1,121,537
Capital expenditures (including non-cash)	474,449	243	39,527	—	514,219

	Mesa/	Air
Year Ended September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total

Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Depreciation and amortization	12,453	709	—	2,538	—	15,700
Operating income (loss)	45,537	(9,391)	11,810	44,034	(36,711)	55,279
Interest expense	(10,997)	—	(173)	(1,720)	226	(12,664)
Interest income	837	4	4	593	(275)	1,163
Income (loss) before income tax and minority interest	28,855	(6,817)	13,486	42,253	(36,757)	41,020
Income tax (benefit)	11,051	(2,611)	5,165	16,183	(14,078)	15,710
Total assets	610,228	19,073	441	310,095	(222,901)	716,936
Capital expenditures (including non- cash)	408,467	121	—	21,421	—	430,009

20.	Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2005	$1,481	$1,195	$(529)	$2,147
September 30, 2004	1,906	1,269	(1,694)	1,481
September 30, 2003	267	1,639	—	1,906
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2005	$7,077	$6,915	$(5,137)	$8,855
September 30, 2004	4,681	4,315	(1,919)	7,077
September 30, 2003	12,799	(1,771)	(6,347)	4,681

MESA AIR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (Unaudited)
      The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005(1)(3)
Operating revenues	$264,804	$263,816	$298,578	$309,070
Operating Income	28,290	28,405	36,763	35,804
Net income	13,876	10,848	17,135	15,008
Net income per share — basic	$0.47	$0.37	$0.59	$0.52
Net income per share — diluted	$0.32	$0.26	$0.40	$0.36

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004(2)(3)
Operating revenues	$187,553	$209,664	$239,586	$260,009
Operating Income	11,597	6,708	22,785	26,268
Net income	4,134	1,769	9,658	10,721
Net income per share — basic	$0.13	$0.06	$0.31	$0.35
Net income per share — diluted	$0.12	$0.05	$0.25	$0.25

(1)	First quarter amounts include the reversal of certain Shorts aircraft restructuring charges of $1.3 million (pretax).

(2)	Second quarter amounts include restructuring charges of $11.3 million (pretax), third quarter amounts include restructuring charges of $1.1 million, and fourth quarter amounts include the reversal of certain CCAir restructuring charges of $0.4 million (pretax).

(3)	The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mesa Air Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 14, 2005 expressed an unqualified opinion and includes an explanatory paragraph relating to the Company’s significant code-sharing agreements.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 14, 2005

Item 9B.	Other Information
      None.
PART III
      All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2006 annual meeting of stockholders anticipated to be held February 7, 2006, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 11.	Executive Compensation
      The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 14.	Principal Accountants Fees and Services
      Information regarding principal accounting fees and services is incorporated herein by reference to the information under the heading “Disclosure Of Audit And Non-Audit Fees” contained in the Proxy Statement for our 2006 annual meeting of stockholders.
PART IV

Item 15.	Exhibits and Financial Statement, Schedules
      (A) Documents filed as part of this report:

1. Reference is made to Item 8 hereof.

2. Exhibits

      The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference

4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference

4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.9	Form of Guarantee (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.2		2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and Incorporated herein by reference

10.5		2005 Employee Stock Incentive Plan	Filed herewith

10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed herewith

10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed herewith

10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.9		Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference

10.10		First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for Fiscal year ended September 30, 2002 and incorporated herein by reference

10.11		Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.12		Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.13		Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc.,Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith

Exhibit
Number		Description	Reference

10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith

10.16		Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference

10.17		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.18		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.19		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.20		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.21		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.22		Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.23		Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.24		Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004, between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.26		Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.27		Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.28		Reimbursement Agreement dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.29		Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.30		Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference

10.31		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.32		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.33		Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference and incorporated herein by reference

10.34		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed herewith

10.35		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10	.36(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed herewith

18.1		Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference

21.1		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit
Number	Description	Reference

31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

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
Dated: December 14, 2005
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

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 14, 2005

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 14, 2005

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	December 14, 2005

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 14, 2005

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 14, 2005

/s/ ROBERT BELESON Robert Beleson	Director	December 14, 2005

/s/ PETER F. NOSTRAND Peter F. Nostrand	Director	December 14, 2005

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference

4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference

4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representative of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.2		2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.5		2005 Employee Stock Incentive Plan	Filed herewith

10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed herewith

10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed herewith

10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.9		Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference

10.10		First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.11		Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.12		Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.13		Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith

Exhibit
Number		Description	Reference

10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed herewith

10.16		Service Agreement dated as of November 11, 1997, between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference

10.17		First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.18		Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.19		Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.20		Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.21		Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.22		Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.23		Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.24		Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004 between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.26		Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.27		Delta Connection Agreement , dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.28		Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.29		Master Purchase Agreement between Bombardier, Inc. and the Registrant dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.30		Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference

10.31		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.32		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.33		Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.34		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed herewith

10.35		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10	.36(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed herewith

18.1		Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference

21.1		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit
Number	Description	Reference

31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.