Form 10-Q
period 2005-12-31
MESA AIR GROUP INC
filed 2006-02-09
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended December 31, 2005

or

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
(602) 685-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐               Accelerated filer  ☑            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On February 3, 2006, the registrant had outstanding 34,959,456 shares of Common Stock.

TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)

Operating revenues:
Passenger	$315,415	$256,388
Freight and other	8,202	8,416

Total operating revenues	323,617	264,804

Operating expenses:
Flight operations	89,864	79,223
Fuel	104,849	67,113
Maintenance	55,539	48,606
Aircraft and traffic servicing	16,210	16,777
Promotion and sales	772	1,346
General and administrative	18,391	15,533
Depreciation and amortization	9,182	9,173
Impairment and restructuring charges (credits)	—	(1,257)

Total operating expenses	294,807	236,514

Operating income	28,810	28,290

Other income (expense):
Interest expense	(9,585)	(8,741)
Interest income	2,997	593
Other income (expense)	(1,098)	2,349

Total other expense	(7,686)	(5,799)

Income before income taxes	21,124	22,491
Income taxes	8,133	8,615

Net income	$12,991	$13,876

Income per common share:
Basic	$0.45	$0.47
Diluted	$0.31	$0.32

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$148,007	$143,428
Marketable securities	143,134	128,162
Restricted cash	11,672	8,848
Receivables, net	29,317	28,956
Income tax receivable	1,139	704
Expendable parts and supplies, net	32,666	36,288
Prepaid expenses and other current assets	77,110	98,267
Deferred income taxes	7,322	8,256

Total current assets	450,367	452,909
Property and equipment, net	610,400	642,914
Lease and equipment deposits	25,811	25,428
Other assets	79,418	46,420

Total assets	$1,165,996	$1,167,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,879	$27,787
Short-term debt	82,110	54,594
Accounts payable	43,572	52,608
Air traffic liability	2,370	2,169
Accrued compensation	7,475	3,829
Deposit on pending sale of rotable spare parts	—	22,750
Rotable spare parts financing liability	—	19,685
Income taxes payable	—	2,863
Other accrued expenses	34,118	30,512

Total current liabilities	199,524	216,797
Long-term debt, excluding current portion	623,168	636,582
Deferred credits	99,529	97,497
Deferred income tax liability	32,047	25,684
Other noncurrent liabilities	15,374	14,441

Total liabilities	969,642	991,001

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 29,482,313 and 28,868,167 shares issued and outstanding, respectively	102,821	96,128
Retained earnings	93,533	80,542

Total stockholders’ equity	196,354	176,670

Total liabilities and stockholders’ equity	$1,165,996	$1,167,671

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$12,991	$13,876
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,182	9,173
Impairment and restructuring charges (credits)	—	(1,257)
Stock based compensation expense	803	—
Deferred income taxes	7,297	8,614
Unrealized (gain) loss on investment securities	303	(3,322)
Amortization of deferred credits	(1,933)	(1,740)
Amortization of restricted stock awards	294	294
Provision for obsolete expendable parts and supplies	169	300
Provision for doubtful accounts	530	1,340
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(15,275)	(6,719)
Receivables	3,575	10,908
Income tax receivables	(435)	(45)
Expendable parts and supplies	1,825	1,568
Prepaid expenses and other current assets	21,158	1,006
Contract incentive payments	(20,000)	—
Accounts payable	(9,036)	(739)
Income taxes payable	(2,863)	(13)
Other accrued liabilities	8,214	(5,334)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,799	27,910

Cash Flows from Investing Activities:
Capital expenditures	(3,076)	(21,279)
Proceeds from sale of flight equipment and expendable inventory	215	—
Change in restricted cash	(2,824)	(231)
Change in other assets	592	(1,972)
Net returns (payments) of lease and equipment deposits	617	3,313

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,476)	(20,169)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(6,555)	(6,075)
Proceeds from exercise of stock options and issuance of warrants	720	227
Proceeds from sale of rotable inventory (customer deposits)	15,750	—
Proceeds (payments) on financing rotable inventory	(17,768)	—
Tax benefit-stock compensation	302	45
Common stock purchased and retired	(193)	(1,897)
Proceeds from receipt of deferred credits	—	1,099

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,744)	(6,601)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,579	1,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,428	220,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,007	$222,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,220	$9,967
Cash paid for income taxes, net	3,985	155
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$27,516	$26,578
Inventory and other credits received in conjunction with aircraft financing	1,791	—

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; MPD, Inc. (“MPD”), a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services and ground handling services. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Segment Reporting

Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines/Freedom, Air Midwest and Other. Mesa Airlines/Freedom operate all of the Company’s regional jets and Dash-8 aircraft. Air Midwest operates the Company’s Beech 1900 turboprop aircraft. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. In October 2004, the Company transitioned certain of its regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As a result, Freedom was grouped with Air Midwest in fiscal 2005 for segment purposes. In fiscal 2006, Freedom began operating under a revenue-guarantee code-share agreement with Delta utilizing ERJ145 aircraft that were transitioned from Mesa Airlines. As such, the Company has aggregated Freedom with Mesa Airlines beginning in the first quarter of fiscal 2006. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.

Mesa Airlines provides passenger service with regional jets under revenue-guarantee contracts with United Airlines, Inc. (“United”) and America West Airlines, Inc. (“America West”), which currently operates as US

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Airways and is referred to herein as “US Airways.” The current US Airways is a result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with US Airways and United. As of December 31, 2005, Mesa Airlines operated a fleet of 149 aircraft — 109 CRJs, 24 ERJs and 16 Dash-8s.

Freedom provides passenger service with ERJ145 regional jets under a revenue-guarantee contract with Delta Air Lines, Inc. (“Delta”). As of December 31, 2005, Freedom operated a fleet of 12 ERJs. Prior to operating the ERJ 145 aircraft, Freedom most recently operated Beechcraft 1900D under a pro-rate agreement with US Airways.

Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with US Airways and Midwest Airlines, Inc. (“Midwest Airlines”) as well as independent operations as Mesa Airlines. As of December 31, 2005, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft.

The Other category consists of Mesa Air Group, RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp. Mesa Air Group performs all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics. MPD operates pilot training programs in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona. Graduates of these training programs are eligible to be hired by the Company’s operating subsidiaries. RAS primarily supplies repair services and ground handling services to the Company’s operating subsidiaries. MAGI is a captive insurance company located in Barbados. MAG-AIM is the Company’s inventory procurement and sales company.

Three Months Ended	Mesa/
December 31, 2005 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$308,525	$13,023	$41,931	$(39,862)	$323,617
Depreciation and amortization	8,005	26	1,151	—	9,182
Operating income (loss)	31,032	(1,188)	4,406	(5,440)	28,810
Interest expense	(6,799)	—	(2,932)	146	(9,585)
Interest income	3,056	5	82	(146)	2,997
Income (loss) before income tax	26,766	(1,182)	980	(5,440)	21,124
Income tax (benefit)	10,326	(477)	378	(2,094)	8,133
Total assets	1,348,288	11,731	316,131	(510,154)	1,165,996
Capital expenditures (including non-cash)	29,054	8	1,530	—	30,592

Three Months Ended		Air Midwest /
December 31, 2004 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$240,809	$21,797	$80,466	$(78,268)	$264,804
Depreciation and amortization	8,175	72	926	—	9,173
Operating income (loss)	28,747	(1,439)	13,414	(12,432)	28,290
Interest expense	(6,122)	—	(2,763)	144	(8,741)
Interest income	586	3	148	(144)	593
Income (loss) before income tax	27,185	(1,466)	9,204	(12,432)	22,491
Income tax (benefit)	10,412	(562)	3,525	(4,760)	8,615
Total assets	1,063,349	17,372	427,346	(367,540)	1,140,528
Capital expenditures (including non-cash)	27,179	—	20,678	—	47,857

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

3.	Marketable Securities

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $143.1 million in marketable securities that include US Treasury notes, government bonds, corporate bonds and auction rate securities (“ARS”). These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at December 31, 2005 and September 30, 2005, were $0.3 million and $0.5 million, respectively.

The Company has determined that investments in auction rate securities should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at December 31, 2005 and September 30, 2005 includes investments in ARS of $47.1 million and $46.7 million, respectively.

4.	Restricted Cash

At December 31, 2005, the Company had $11.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $6.7 million of outstanding letters of credit at December 31, 2005 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Concentrations

The Company has code-share agreements with US Airways, Pre-Merger US Airways, United, Delta and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the three months ended December 31, 2005 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 37% and 35% of total gross accounts receivable at December 31, 2005 and September 30, 2005, respectively.

Pre-Merger US Airways filed for Chapter 11 bankruptcy protection on September 12, 2004. As of December 31, 2005, Mesa operated 18 50-seat regional jet aircraft for US Airways under a revenue-guarantee code-sharing agreement. As a result of US Airways’ emergence from bankruptcy in September 2005 and their non-assumption of our revenue-guarantee code-share agreement, the Company expanded its regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta. The Company is currently working to transition the jets flown under the Pre-Merger US Airways code-share agreement to the United and Delta arrangements. As of February 8, 2006, the Company had transitioned 51 of the 59 aircraft. The Company expects to complete the transition of aircraft from US Airways in the third quarter of fiscal year 2006. In addition, on September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed the code-share agreement with the Company in its bankruptcy proceeding and could choose to terminate this agreement or seek to renegotiate the agreement on less favorable terms.

6.	Contract Incentives

In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The agreement with respect to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s currently terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company made three $10 million payments to United as follows: i) $10 million in June 2005, ii) $10 million in October 2005, and iii) $10 million in November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $0.7 million was recorded for the quarter ended December 31, 2005.

7.	Sale Leaseback of Rotable Spare Parts

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.5 million in cash and $21.5 million in notes receivable to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million, which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as an operating lease of rotable equipment with AAR. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

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

9.	Short-Term Debt

The Company had three aircraft on interim financing with the manufacturer at December 31, 2005. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operate lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.

At December 31, 2005 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements have a term of six months that run through January and April 2006 and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer allows for the Company to have a maximum of 15 aircraft on interim financing at a given time. The Company is currently in negotiations to extend the interim financing agreements that were scheduled to expire in January 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

10.	Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2005	2005
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$343,776	$348,452
Senior convertible notes due June 2023	95,345	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at a current variable interest rate of 7.47%, collateralized by the underlying aircraft	86,358	87,947
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.50% thereafter, collateralized by the underlying aircraft	23,911	24,181
Note payable to manufacturer, principal due semi-annually, interest at 7.00% due quarterly through 2007	2,578	2,578
Mortgage note payable to bank, principal and interest at 7.50% due monthly through 2009	913	923
Other	166	174

Total debt	653,047	664,369
Less current portion	(29,879)	(27,787)

Long-term debt	$623,168	$636,582

During the quarter ended December 31, 2005, holders of $12 million in aggregate principal amount at maturity ($4.8 million carrying amount) of our Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of Mesa common stock. During the period commencing on January 1, 2006 and ended on February 3, 2006, an additional $144.8 million in aggregate principal amount at maturity ($57.5 million carrying amount) of Notes was converted by Noteholders into shares of Mesa common stock. In connection with the conversions during the quarter ended December 31, 2005, the Company issued an aggregate of 476,724 shares of Mesa common stock and paid approximately $0.8 million to these Noteholders. Amounts paid to Noteholders were recorded as Other Expense in the Consolidated Statement of Income for the quarter ended December 31, 2005. In connection with the conversions during the aforementioned period subsequent to December 31, 2005, the Company has issued an aggregate of 5,753,916 shares of Mesa common stock and paid approximately $10.5 million to these Noteholders. Under the terms of the Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders under certain circumstances. The aggregate outstanding principal amount of the Notes at maturity prior to these conversions was $252 million. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

11.	Earnings Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing net income per share is as follows:

	Three Months Ended
	December 30,
	2005	2004
	(In thousands)

Share calculation:
Weighted average shares — basic	28,677	29,779
Effect of dilutive outstanding stock options and warrants	1,764	543
Effect of restricted stock	286	428
Effect of dilutive outstanding convertible debt	16,455	16,933

Weighted average shares — diluted	47,182	47,683

Adjustments to net income:
Net income	$12,991	$13,876
Interest expense on convertible debt, net of tax	1,516	1,524

Adjusted net income	$14,507	$15,400

Options to purchase 460,224 and 2,277,238 shares of common stock were outstanding during the quarters ended December 31, 2005 and 2004, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

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

12.	Stock Repurchase Program

The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of December 31, 2005, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.0 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $0.2 million during the three months ended December 31, 2005:

Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

December 2005	20,000	$9.65	8,078,221	11,344,040

13.	Beechcraft 1900D Cost Reductions

On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

$5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended December 31, 2005 and 2004.

In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. At December 31, 2005, Raytheon has vested in and exercised its option to purchase all 233,068 warrants.

14.	Interest Expense

Included in interest expense on the statements of income was interest expense related to aircraft financing of $7.1 million and $6.1 million for the three months ended December 31, 2005 and 2004, respectively.

15.	Impairment of Long-Lived Assets

The changes in the impairment and restructuring charges for the periods ended December 31, 2005 and 2004 are as follows:

	Reserve		Non-		Reserve
	Oct. 1,	Reversal of	Cash	Cash	Dec. 31,
Description of Charge	2004	Charges	Utilized	Utilized	2004

Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$—	$—	$(1,030)
Aircraft lease payments	(450)	70	77	36	(267)

Total	$(2,667)	$1,257	$77	$36	$(1,297)

	Reserve		Non-		Reserve
	Oct. 1,	Reversal of	Cash	Cash	Dec. 31,
Description of Charge	2005	Charges	Utilized	Utilized	2005

Restructuring:
Aircraft lease payments	$(12)	$—	$—	$12	$—

16.	Stockholders’ Equity

The Company has stock option plans. Prior to October 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method: option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.

Stock-based compensation cost recognized in the quarter ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

The Company estimates the fair value of stock awards issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted during the quarter ended December 31, 2005 was $6.44. The following assumptions were used to value stock option grants during the following period:

Three Months Ended
December 31,
2005

Dividend yield	0.0%
Expected volatility	68.2%
Risk-free interest rate	4.47%
Forfeiture rate (1)	7.57%
Expected lives (in years)	6.1

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

Three Months
Ended
December 31,
2005
(In thousands)

General and administrative expenses:
Stock options expense	$803
Restricted stock expense	294

Total	$1097

Tax benefit	$423

As of December 31, 2005, there was $2.5 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 0.9 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options.

The condensed consolidated statement of cash flows for the quarter ended December 31, 2004 has been restated to reflect a decrease in cash flow from operating activities of $0.1 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

Under the provisions of SFAS No. 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense is no longer required. Therefore, at October 1,

2005, “Unearned compensation on restricted stock” was combined with “Common stock of no par value and additional paid-in capital” in the Company’s condensed consolidated balance sheet.

The Company applied the provision of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans prior to October 1, 2005. Accordingly, no compensation cost was recognized for awards made pursuant to its stock option plans. Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have been as indicated by the pro forma amounts indicated below:

Three Months
Ended
December 31,
2004
(In thousands)

Net income as reported	$13,876
Stock-based employee compensation cost, net of tax	(149)

Pro forma net income	13,727
Interest expense on convertible debt, net of tax	1,524

Adjusted pro forma net income	$15,251

Net income per share — Basic:
As reported	$0.47

Pro forma	$0.46

Net income per share — Diluted:
As reported	$0.32

Pro forma	$0.32

17.	Commitments and Contingencies

In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company has an option to acquire 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company converted options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). As of December 31, 2005, the Company has taken delivery of 13 CRJ-900 aircraft under the converted options. In conjunction with this purchase agreement, Mesa had $16.0 million on deposit with BRAD that was included in lease and equipment deposits at December 31, 2005. The BRAD deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft on order ($3.0 million per aircraft) and $1.0 million at the Company’s option.

The Company is involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A.	Risk Factors.

We caution the reader that these risk factors may not be exhaustive. We operate in continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can assess the impact, if any, of such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related to Our Business

We are dependent on our agreements with our code-share partners.

We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue guarantee code-share agreements with US Airways, United Airlines and Delta. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. No assurance can be given that one or more of our code-share partners will not serve notice at a later date of their intention to cancel our code-sharing agreement, forcing us to stop selling those routes with the applicable partner’s code and potentially reducing our traffic and revenue.

Our code-share agreement with US Airways allows US Airways, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). In addition, beginning in February 2007, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice. US Airways has used this provision to reduce the number of aircraft covered by the code-share agreement and there can be no assurance that, commencing in January 2007, they will not continue to further reduce the number of covered aircraft.

In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the quarter ended December 31, 2005, our US Airways and Pre-Merger US Airways code-share agreements accounted for 63% of our consolidated passenger revenues, our United code-share agreement accounted for 32% of our consolidated passenger revenues and our Delta code-share agreement accounted for 4% of our consolidated passenger revenues. Following the transition of 59 aircraft previously from Pre-Merger US Airways and into United and Delta, we anticipate that our US Airways code-share agreements will account for approximately 44% of our consolidated passenger revenues, our United code-share agreement will account for approximately 35% of our consolidated passenger revenues and our Delta code-share agreement will account for approximately 20% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should US Airways, United or Delta’s revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

As a result of the Pre-Merger US Airways’ emergence from bankruptcy and their non-assumption of our revenue-guarantee code-share agreement, we began working with US Airways to provide for the orderly transition of the aircraft flown under our US Airways code-share agreement. If we are unable to timely transition the jets flown under this agreement to other code-share arrangements, we may incur unexpected costs which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, Pre-Merger US Airways, which accounted for 31% of our consolidated passenger revenue for the fiscal year ended September 30, 2005, filed for bankruptcy protection. On September 16, 2005, the Bankruptcy court entered an order confirming the debtors (US Airways) plan of reorganization, which included the merger between US Airways Group and America West Holding Corporation, the parent company of America West Airlines. US Airways Group now operates under the single brand name of US Airways through two principal operating subsidiaries, US Airways, Inc. and America West Airlines, Inc. As a result of Pre-Merger US Airways’ emergence from bankruptcy and their non-assumption of our revenue-guarantee code-share agreement, we expanded our regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta and are currently working to transition the jets flown under the Pre-Merger US Airways code-share agreement to the United and Delta arrangements.

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

We depend on major airlines like US Airways, United and Delta electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by US Airways, United or Delta to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa, US Airways, United and Delta have similar code-share agreements with other competing regional airlines.

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

At December 31, 2005, we had approximately 4,700 employees, a significant number of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA becomes amendable in June 2006. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of December 31, 2005 the average age of our regional jet fleet is 3.5 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program has required a significant increase in our leverage.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. For the quarter ended December 31, 2005, our debt service payments, including principal and interest, totaled $16.8 million and our aircraft lease payments totaled $46.7 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.4 billion at December 31, 2005. As of December 31, 2005, we had permanently financed all but three CRJ-900 aircraft delivered under the 2001 BRAD agreement. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

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

We may be unable to successfully launch or profitably operate our planned Hawaiian airline service, which could negatively impact our business and operations.

We have announced plans to form an independent inter-island Hawaiian airline operation with service expected to begin in the third quarter of fiscal 2006. Launching service in Hawaii will require ongoing investment of working capital by Mesa, significant management attention and focus, regulatory approval by state and federal regulators, location of suitable facilities and may involve a partnership or venture with financial investors.

We have not had operations in Hawaii prior to this planned launch and we may be unable to begin service when planned. If we are unable to begin service when planned or are unable to begin service at all, our operations may be negatively impacted. Additionally, given the costs and risks associated with operating an independent low fare regional jet airline, once service begins we may be unable to operate the Hawaiian airline profitably, which would negatively impact our business, financial condition and results of operations.

In addition, our results under our revenue-guarantee contracts offer no meaningful guidance with respect to our future performance running an independent airline because we have not previously operated as an independent regional jet carrier in Hawaii. We will be operating under a new brand that will initially have limited market recognition. Future performance will depend on a number of factors, including our ability to:

•	establish a brand that is attractive to our target customers;

•	maintain adequate controls over our expenses;

•	monitor and manage operational and financial risks;

•	secure favorable terms with airports, suppliers and other contractors;

•	maintain the safety and security of our operations;

•	attract, retain and motivate qualified personnel; and

•	react to responses from competitors who are more established in the Hawaiian markets.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the ability of Delta Air Lines to reject our code-share agreements in bankruptcy; the inability to transition the planes we currently fly under our code-share agreement with Pre-Merger US Airways without undue cost and expense; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; changes in Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Investors should read the risks identified under “Item 1.A. — Risk Factors” above for a more detailed discussion of these and other factors.

GENERAL

Executive Overview

General

Mesa is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of December 31, 2005, the Company served 165 cities in 45 states, the District of Columbia, Canada and Mexico and operated a fleet of 181 aircraft with approximately 1,100 daily departures.

Approximately 99% of our consolidated passenger revenues for the quarter ended December 31, 2005 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with United Airlines, Delta Air Lines and Midwest Airlines, America West Airlines, Inc. (“America West,” which currently operates as US Airways and is referred to herein as “US Airways”). The current US Airways is the result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Our remaining passenger revenues are derived from our independent operations.

In the first quarter of fiscal 2006, approximately 97% of our passenger revenue was associated with revenue-guarantee flying. The US Airways (regional jet and Dash-8), Pre-Merger US Airways (regional jet), United (regional jet and Dash-8), and Delta (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. We are also eligible to receive additional compensation based upon our performance under certain of our revenue-guarantee contracts. Among other advantages, revenue-

guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the first quarter of fiscal 2006, approximately 96% of our fuel purchases were reimbursed under revenue guarantee code-share agreements.

In the first quarter of fiscal 2006, approximately 3% of our passenger revenue was associated with pro-rate and independent flying. The US Airways (Beechcraft 1900D turboprop) and Midwest Airlines code-share agreements are pro-rate agreements, for which we received an allocated portion of each passenger’s fare and we pay all of the costs of transporting the passenger.

In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

Fleet

In the first quarter of fiscal 2006, we added one CRJ-900 aircraft, increasing our regional jet fleet to 145 regional jets at December 31, 2005. This aircraft is currently on interim financing with the manufacturer.

We also continued reducing the number of B1900 aircraft in service by leasing one additional aircraft to Big Sky. We currently leases four of our Beechcraft 1900D aircraft to Gulfstream and ten Beechcraft 1900D aircraft to Big Sky. As of December 31, 2005, we owned 35 Beechcraft 1900D aircraft and were operated 20 of these aircraft.

Code-Share Agreements

Freedom commenced operations with Delta in October 2005 and is contracted to operate 30 50-seat regional jet aircraft on routes throughout Delta’s network. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy. The Company currently operates 13 ERJ-145 regional aircraft in revenue service for Delta.

In May 2005, we amended our code-sharing arrangement with United to allow us to put up to an additional 30 50-seat regional jet aircraft into the United Express system and extend the expiration dates under the existing code-share agreement with respect to certain aircraft. In connection with the amendment, we made $20 million in payments to United in the quarter ended December 31, 2005. We currently operate 70 aircraft in revenue service for United.

As of December 31, 2005, we had transitioned 41 of the 59 (51 of the 59 as of February 8, 2006) 50-seat regional jets out of Pre-Merger US Airways operations and into operations with Delta and United. We are currently on schedule to complete the transition in the third quarter of fiscal 2006.

Rotable Spare Parts Maintenance Agreements

In August 2005, we entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was subsequently completed in November 2005. Under the AAR agreement, AAR purchased certain existing rotable spare parts inventory with $39.5 million in cash and $21.5 million in notes receivable, which will are payable over the next four years.

Other Operations

We are continuing with our plans to establish an independent inter-island Hawaiian airline operation with service expected to begin in early to mid calendar 2006. The operation is expected to be conducted using 50-seat regional jets in a high quality, high frequency service, connecting the islands of Hawaii with service to the Hilo, Honolulu, Kona, Lihue and Maui (Kahului) markets. The aircraft are expected to be incremental to our current fleet.

Summary of Financial Results

Mesa Air Group recorded consolidated net income of $13.0 million in the fiscal quarter of fiscal 2006, representing diluted earnings per share of $0.31. This compares to consolidated net income of $13.9 million or $0.32 per share in the first quarter of fiscal 2005.

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended
	December 31,	December 31,
	2005	2004

Passengers	3,489,416	3,082,610
Available seat miles (000’s)	2,308,084	1,986,457
Revenue passenger miles (000’s)	1,655,501	1,419,478
Load factor	71.7%	71.5%
Yield per revenue passenger mile (cents)	19.5	18.7
Revenue per available seat mile (cents)	14.0	13.3
Operating cost per available seat mile (cents)	12.8	11.9
Average stage length (miles)	407	373
Number of operating aircraft in fleet	181	181
Gallons of fuel consumed (000’s)	51,353	48,032
Block hours flown	142,191	139,448
Departures	95,431	96,760

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2005		2004
	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	3.9	27.8%	4.0	29.9%
Fuel	4.5	32.4%	3.4	25.3%
Maintenance	2.4	17.2%	2.4	18.4%
Aircraft and traffic servicing	0.7	5.0%	0.8	6.3%
Promotion and sales	0.0	0.2%	0.1	0.5%
General and administrative	0.8	5.7%	0.8	5.9%
Depreciation and amortization	0.4	2.8%	0.5	3.5%
Impairment and restructuring charges (credits)	0.0	0.0%	(0.1)	(0.5%)

Total operating expenses	12.8	91.1%	11.9	89.3%
Interest expense	0.4	3.0%	0.4	3.3%

Note:  numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended December 31, 2005 (000’s)
		Air
	Mesa/Freedom	Midwest	Other	Elimination	Total

Total operating revenues	$308,525	$13,023	$41,931	$(39,862)	$323,617
Total operating expenses	277,493	14,211	37,525	(34,422)	294,807

Operating income (loss)	31,032	(1,188)	4,406	(5,440)	28,810

	Three Months Ended December 31, 2004 (000’s)
		Air
		Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$240,809	$21,797	$80,466	$(78,268)	$264,804
Total operating expenses	212,062	23,236	67,052	(65,836)	236,514

Operating income (loss)	28,747	(1,439)	13,414	(12,432)	28,290

Recent Developments

During the quarter ended December 31, 2005, holders of $12 million in aggregate principal amount due at maturity ($4.8 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of the Company’s common stock. During the period commencing on January 1, 2006 and ended on February 3, 2006, an additional $144.8 million in aggregate principal amount due at maturity ($57.5 million carrying amount) of Notes was converted by Noteholders into shares of the Company’s common stock. As a result of these conversions, the Company issued 476,724 shares of common stock to holders of Notes during the quarter ended December 31, 2005 and 5,753,916 shares of common stock have been issued to holders of Notes during the aforementioned period subsequent to December 31, 2005. The aggregate outstanding principal amount of the Notes due at maturity prior to these conversions was $252 million; therefore, these conversions represent approximately 57% of the aggregate outstanding principal amount of the Notes due at maturity. These Notes were originally issued at a discount resulting in gross proceeds to the Company of $100 million. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

RESULTS OF OPERATIONS

For the three months ended December 31, 2005 versus the three months ended December 31, 2004

Operating Revenues

In the quarter ended December 31, 2005, operating revenue increased by $58.8 million, or 22.2%, from $264.8 million in the quarter ended December 31, 2004 to $323.6 million in the quarter ended December 31, 2005. The increase in revenue is primarily attributable to a $66.5 million increase in revenue associated with the operation of 13 additional regional jets flown by Mesa/Freedom compared to the quarter ended December 31, 2004. This increase was partially offset by a net decrease in revenue of approximately $8.8 million at Air Midwest. The decrease in revenue at Air Midwest was primarily comprised of a $7.5 million decrease in passenger revenue and a $1.3 million decrease in Essential Air Program subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 33 in December 2004 to 20 in December 2005 as a result of leasing these aircraft to other carriers.

Operating Expenses

Flight Operations

In the quarter ended December 31, 2005, flight operations expense increased $10.6 million, or 13.4%, to $89.9 million from $79.2 million for the quarter ended December 31, 2004. On an ASM basis, flight operations expense decreased 2.5% to 3.9 cents per ASM in the quarter ended December 31, 2005 from 4.0 cents per ASM in the quarter ended December 31, 2004. At Mesa/Freedom, flight operations expense increased $13.5 million primarily due to a $9.9 million increase in aircraft lease costs as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005 and a $2.3 million increase in pilot and flight attendant wages due to the additional regional jets in service. These costs were offset by reduced flight operations expense at Air Midwest of $1.9 million, which was primarily comprised of decreased wages and training costs of $1.2 million. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa over the past year and the reduction in turboprop aircraft at Air Midwest.

Fuel

In the quarter ended December 31, 2005, fuel expense increased $37.7 million, or 56.2%, to $104.8 million from $67.1 million for the quarter ended December 31, 2004. On an ASM basis, fuel expense increased 32.4% to 4.5 cents per ASM in the quarter ended December 31, 2005 from 3.4 cents per ASM in the quarter ended December 31, 2004. Into-plane fuel cost in the third quarter increased 46% from $1.39 per gallon in 2004 to $2.03 per gallon in 2005, resulting in a $30.6 million unfavorable price variance. Consumption increased 7% in the current quarter resulting in an $6.7 million unfavorable volume variance (excluding fuel used in other operations). In the quarter ended December 31, 2005, approximately 96% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense

In the quarter ended December 31, 2005, maintenance expense increased $6.9 million, or 14.3%, to $55.5 million from $48.6 million for the quarter ended December 31, 2004. On an ASM basis, maintenance expense remained the same at 2.4 cents per ASM in the quarters ended December 31, 2005 and 2004. Mesa/Freedom’s maintenance expense increased an aggregate of $9.2 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. This increase was offset partially by a $3.3 million decrease at Air Midwest as a result of capacity reductions. Maintenance expense in the Other Segment also increased $1.0 million as a result of increases in rotable inventory repair expense.

Aircraft and Traffic Servicing

In the quarter ended December 31, 2005, aircraft and traffic servicing expense decreased by $0.6 million, or 3.4%, to $16.2 million from $16.8 million for the quarter ended December 31, 2004. On an ASM basis, aircraft and traffic servicing expense decreased 12.5% to 0.7 cents per ASM in the quarter ended December 31, 2005 from 0.8 cents per ASM in the quarter ended December 31, 2004. At Mesa/Freedom, aircraft and traffic servicing increased $0.7 million, primarily as a result of a $0.8 million increase in TSA security costs offset by $0.6 million reduction in station employee wages, as a result of having other UAL carriers perform station handling in certain Dash-8 destinations. This increase was offset by a $1.0 million decrease at Air Midwest, primarily a result of reductions in capacity and cities served.

Promotion and Sales

In the quarter ended December 31, 2005, promotion and sales expense decreased by $0.5 million, or 42.6%, to $0.8 million from $1.3 million for the quarter ended December 31, 2004. On an ASM basis, promotion and sales expense now equates to less than $0.1 cent. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest under our pro-rate agreements with our code-share partners caused by a decline in passengers carried under these agreements as a result of capacity reductions. We do not pay these fees under our regional jet revenue-guarantee contracts.

General and Administrative

In the quarter ended December 31, 2005, general and administrative expense increased $2.9 million, or 18.4%, to $18.4 million from $15.5 million for the quarter ended December 31, 2004. On an ASM basis, general and administrative expense remained the same at 0.8 cents per ASM in the quarters ended December 31, 2005 and 2004. This increase is due to a $1.3 million increase in property tax expense, a $1.3 million increase in workers compensation costs and $0.8 million in stock option expense. These increases were offset by a $0.8 million decrease in bad debt expense and a $0.1 million reduction in passenger liability insurance.

Depreciation and Amortization

In the quarter ended December 31, 2005, depreciation and amortization expense remained the same at $9.2 million for the quarters ended December 31, 2005 and 2004. On an ASM basis, depreciation expense decreased 20.0% to 0.4 cents per ASM in the quarter ended December 31, 2005 from 0.5 cents per ASM in the quarter ended December 31, 2004.

Impairment and Restructuring Charges (Credits)

In the quarter ended December 31, 2004, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft we returned to the lessor in January 2005.

Interest Expense

In the quarter ended December 31, 2005, interest expense increased $0.8 million, or 9.7%, to $9.6 million from $8.7 million for the quarter ended December 31, 2004. On an ASM basis, interest expense remained the same at 0.4 cents per ASM in the quarters ended December 31, 2005 and 2004. The increase in interest expense is due to increases in market interest rates, which resulted in increased interest expense on our B1900 debt of approximately $0.6 million and increased interest expense on our CRJ-900 interim aircraft of $0.3 million.

Interest Income

In the quarter ended December 31, 2005, interest income increased $2.4 million to $3.0 million from $0.6 million for the quarter ended December 31, 2004. The increase is due to increased rates of return on our portfolio of marketable securities.

Other Income (Expense)

In the quarter ended December 31, 2005, other income (expense) decreased $3.4 million from income of $2.3 million for the quarter ended December 31, 2004 to a loss of $1.1 million for the quarter ended December 31, 2005. In the quarter ended December 31, 2005, other income (expense) is primarily comprised of $0.9 million of debt conversion costs and $0.3 million in unrealized losses on investment securities.

In the quarter ended December 31, 2004, other income (expense) is primarily comprised of investment income of $3.3 million related to our portfolio of aviation related securities, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft offset by $4.1 million in lease return costs on the EMB120s.

Income Taxes

In the quarter ended December 31, 2005, income tax expense decreased $0.5 million, or 5.6%, to $8.1 million from $8.6 million for the quarter ended December 31, 2004. The effective tax rate increased from 38.3% for the quarter ended December 31, 2004 to 38.5% for the quarter ended December 31, 2005 mainly as a result of increased flying in states with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At December 31, 2005, we had cash, cash equivalents, and marketable securities (including restricted cash) of $302.8 million, compared to $280.4 million at September 30, 2005. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash included $31.8 million provided from operations (excluding purchases and losses on securities) and $15.8 million from the sale and leaseback of rotable parts.

Uses of cash included capital expenditures of $3.1 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $20.0 million paid to United, $6.6 million in principal payments on long-term debt and $17.8 million in payments to retire our rotable financing.

As of December 31, 2005, we had receivables of approximately $29.3 million (net of an allowance for doubtful accounts of $9.4 million), compared to receivables of approximately $29.0 million (net of an allowance for doubtful accounts of $8.9 million) as of September 30, 2005. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, proceeds from the sale of inventory, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 37% of total gross accounts receivable at December 31, 2005.

Code-Share Partners in Bankruptcy

On September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to seek to renegotiate the agreement on terms less favorable to us or terminate this agreement. As of the date of this report, we believe that there is a reasonable likelihood that Delta will assume our code-share agreement in such proceedings. This belief is based primarily on the continued expansion of the aircraft we fly under our agreement with Delta and our current business relations with them. Notwithstanding this belief, no assurance can be given that Delta will assume our code-share agreement or otherwise not seek to renegotiate the terms of the agreement. If Delta and the Company did renegotiate the terms of the existing agreement, our profitability would be impacted and liquidity would be reduced. If Delta rejected our code-share agreement in its bankruptcy proceedings, we would seek to mitigate the effect of such event by seeking alternative code-share partners, subleasing the aircraft to another carrier or carriers or parking the aircraft. These options could have a material adverse effect on our liquidity, financial condition and results of operations.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2005, we leased 142 aircraft with remaining lease terms ranging from one to 18.3 years. Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at December 31, 2005.

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

During the quarter ended December 31, 2005, holders of $12 million in aggregate principal amount at maturity ($4.8 million carrying amount) of our 2023 notes converted into shares of Mesa common stock. Subsequent to December 31, 2005, an additional $144.8 million in aggregate principal amount at maturity ($57.5 million carrying amount) of notes was converted by noteholders into shares of Mesa common stock. In connection with the conversions during the quarter ended December 31, 2005, the Company issued an aggregate of 476,724 shares of Mesa common stock and paid approximately $0.8 million to these noteholders. In connection with the conversions since December 31, 2005, the Company has issued an aggregate of 5,753,916 shares of Mesa common stock and paid approximately $10.5 million to these noteholders. Under the terms of the notes, each $1,000 of aggregate principal amount at maturity of notes is convertible into 39.727 shares of Mesa common stock at the option of the noteholders under certain circumstances. The aggregate outstanding principal amount of the notes at maturity prior to these conversions was $252 million. The shares of common stock issuable upon conversion of the notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

Interim and Permanent Aircraft Financing Arrangements

The Company had three aircraft on interim financing with the manufacturer at December 31, 2005. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.

At December 31, 2005 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are six months in length extending through January and April 2006 and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. The Company is currently in negotiations to extend the interim financing agreements that were scheduled to expire in January 2006.

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

As of December 31, 2005, we had $11.7 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll. We have entered into a $9.5 million letter of credit facility with a financial institution, of which $3.8 million is required to be secured.

Contractual Obligations

As of December 31, 2005, we had $653.0 million of long-term debt (including current maturities). This amount consisted of $454.0 million in notes payable related to owned aircraft, $195.3 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $3.7 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of December 31, 2005.

	Payment Due by Period
Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(2)	$29,455	$38,991	$38,707	$38,423	$38,102	$354,798	$538,476
2003 senior convertible debt notes (assuming no conversions)	2,979	5,959	5,959	—	—	240,162	255,059
2004 senior convertible debt notes (assuming no conversions)	3,625	3,625	3,625	1,813	—	171,409	184,097
Notes payable related to B1900Ds	8,019	10,692	10,692	10,692	10,692	63,381	114,168
Note payable related to CRJ200s(2)	2,250	3,000	3,000	3,000	3,000	21,228	35,478
Note payable to manufacturer	502	1,823	—	—	—	—	2,325
Mortgage note payable	82	109	109	109	109	972	1,490
Other	25	25	25	25	25	50	175

Total long-term debt	46,937	64,224	62,117	54,062	51,928	852,000	1,131,268

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	5,636	7,872	7,872	7,872	7,872	120,695	157,819

Payments under operating leases:
Cash aircraft rental payments(2)	196,837	228,285	205,173	185,729	184,041	1,433,376	2,433,441
Lease payments on equipment and operating facilities	1,125	1,351	1,392	961	947	2,154	7,930

Total lease payments	197,962	229,636	206,565	186,690	184,988	1,435,530	2,441,371

Future aircraft acquisition costs(3)		—	—	—	175,000	—	175,000
Rotable inventory financing commitments(4)	456	587	563	540	2,241	—	4,387
Minimum payments due under rotable spare parts maintenance agreement	16,548	23,127	26,650	29,371	32,225	169,090	297,011

Total	$267,539	$325,446	$303,767	$278,535	$454,254	$2,577,315	$4,206,856

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, we have assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

(4)	Represents the principal and interest related to financed rotable spare parts inventory.

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

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements for the year ended September 30, 2005, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Revenue Recognition

The US Airways, United and Delta regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership costs, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company’s revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended December 31, 2005 and 2004 was $61.5 million and $56.3 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement is capped at $0.85 per gallon. Under this agreement, the Company has the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 9.4 million gallons and 16.6 million gallons of fuel under this arrangement in the quarters ended December 31, 2005 and 2004, respectively.

The US Airways and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, we receive a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $9.4 million and $8.9 million at December 31, 2005 and September 30, 2005, respectively. If our actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

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

Accrued Health Care Costs

We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At December 31, 2005, we accrued $2.6 million for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs

Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At December 31, 2005, we accrued $1.8 million for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2005, we had a valuation allowance of $0.4 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe the Company will generate sufficient taxable income in the future to realize the benefits of its other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2005, 2004 and 2003 and we have taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2005:

					Operating on
		Interim			December 31,	Passenger
Type of Aircraft	Owned	Financed	Leased	Total	2005	Capacity

Canadair 200/100 Regional Jet	2	—	54	56	56	50
Canadair 700 Regional Jet	5	—	10	15	15	64
Canadair 900 Regional Jet	11	3	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	35	—	—	35	20	19
Dash 8-200	—	—	16	16	16	37
Embraer EMB 120	—	—	2	2	—	30

Total	53	3	142	198	181

CRJ Program

In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.

In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of December 31, 2005, we have accepted delivery of 15 CRJ-700s and 38 CRJ-900s under the 2001 BRAD Agreement. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets.

In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.

Also in 2004, the Company acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.

ERJ Program

As of December 31, 2005, we operated 36 Embraer 145 aircraft.

Beechcraft 1900D

As of December 31, 2005, we owned 35 Beechcraft 1900D aircraft and were operating 20 of these aircraft. The Company leases four of its Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and leases an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8

As of December 31, 2005, we operated 16 leased Dash-8 aircraft.

Aircraft Financing Relationships with the Manufacturer

The Company had three aircraft on interim financing with the manufacturer at December 31, 2005. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.

At December 31, 2005 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are six months in length extending through January and April 2006 and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. The Company is currently in negotiations to extend the interim financing agreements that were scheduled to expire in January 2006.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.

There have been no material changes in the Company’s market risk since September 30, 2005.

Item 4.	Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(A) None

(B) None

(C) The Company’s Board of Directors authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of December 31, 2005, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.0 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $0.2 million during the three months ended December 31, 2005:

Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan(1)	the Plan

December 2005	20,000	$9.65	8,078,221	11,344,040

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to vote for Security Holders.

None

Item 5.	Other Information.

None

Item 6.  Exhibits.

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III
George Murnane III
Executive Vice President and CFO

Dated: February 9, 2006

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