Form 10-Q
period 2006-03-31
MESA AIR GROUP INC
filed 2006-05-10
CIK 810332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period-ended March 31, 2006

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      On May 3, 2006, the registrant had outstanding 36,144,455 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues:
Passenger	$305,652	$255,530	$621,066	$511,917
Freight and other	6,412	8,286	14,615	16,703

Total operating revenues	312,064	263,816	635,681	528,620

Operating expenses:
Flight operations	90,833	79,115	180,697	158,339
Fuel	103,157	65,194	208,006	132,308
Maintenance	47,606	46,928	103,144	95,534
Aircraft and traffic servicing	18,310	17,591	34,520	34,368
Promotion and sales	882	815	1,654	2,160
General and administrative	14,515	15,655	32,906	31,188
Depreciation and amortization	8,824	10,113	18,007	19,286
Impairment and restructuring charges (credits)	—	—	—	(1,257)

Total operating expenses	284,127	235,411	578,934	471,926

Operating income	27,937	28,405	56,747	56,694

Other income (expense):
Interest expense	(8,710)	(10,194)	(18,296)	(18,935)
Interest income	2,600	464	5,598	1,058
Other income (expense)	(13,229)	(1,094)	(14,326)	1,255

Total other income (expense)	(19,339)	(10,824)	(27,024)	(16,622)

Income before income taxes	8,598	17,581	29,723	40,072
Income taxes	3,310	6,733	11,443	15,348

Net income	$5,288	$10,848	$18,280	$24,724

Income per common share:
Basic	$0.15	$0.37	$0.58	$0.83
Diluted	$0.14	$0.26	$0.48	$0.58
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005

	(Unaudited)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,281	$143,428
Marketable securities	167,474	128,162
Restricted cash	11,672	8,848
Receivables, net	27,132	28,956
Income tax receivable	1,209	704
Expendable parts and supplies, net	32,766	36,288
Prepaid expenses and other current assets	106,736	98,267
Deferred income taxes	7,036	8,256

Total current assets	457,306	452,909
Property and equipment, net	609,599	642,914
Lease and equipment deposits	25,072	25,428
Other assets	76,926	46,420

Total assets	$1,168,903	$1,167,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,594	$27,787
Short-term debt	82,110	54,594
Accounts payable	45,584	52,608
Air traffic liability	2,088	2,169
Accrued compensation	3,872	3,829
Deposit on pending sale of rotable spare parts	—	22,750
Rotable spare parts financing liability	—	19,685
Income taxes payable	—	2,863
Other accrued expenses	32,411	30,512

Total current liabilities	195,659	216,797
Long-term debt, excluding current portion	556,482	636,582
Deferred credits	100,504	97,497
Deferred income tax liability	32,729	25,684
Other noncurrent liabilities	16,282	14,441

Total liabilities	901,656	991,001

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 36,109,834 and 28,868,167 shares issued and outstanding, respectively	168,425	96,128
Retained earnings	98,822	80,542

Total stockholders’ equity	267,247	176,670

Total liabilities and stockholders’ equity	$1,168,903	$1,167,671

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 31,	March 31,
	2006	2005

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$18,280	$24,724
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,007	19,286
Impairment and restructuring charges (credits)	—	(1,257)
Deferred income taxes	8,265	14,905
Unrealized (gain) loss on investment securities	962	198
Amortization of deferred credits	(5,688)	(3,241)
Amortization of restricted stock awards	589	588
Stock option expense	1,450	—
Excess tax benefit from stock compensation	(2,609)	—
Tax benefit-stock compensation	—	57
Provision for obsolete expendable parts and supplies	(17)	600
Provision for doubtful accounts	540	1,704
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(40,274)	(65,049)
Receivables	8,496	7,675
Income tax receivables	(505)	(29)
Expendable parts and supplies	1,911	2,133
Prepaid expenses and other current assets	(8,469)	(15,119)
Contract incentive payments	(20,000)	—
Accounts payable	(7,025)	2,058
Income taxes payable	(254)	(55)
Other accrued liabilities	3,530	1,899

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,811)	(8,923)

Cash Flows from Investing Activities:
Capital expenditures	(9,164)	(28,227)
Proceeds from sale of flight equipment	16,034	—
Change in restricted cash	(2,824)	(862)
Change in other assets	1,147	(2,688)
Net returns (payments) of lease and equipment deposits	1,356	(10,208)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,549	(41,985)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(16,015)	(12,942)
Proceeds from short-term debt	—	13,241
Proceeds from exercise of stock options and issuance of warrants	5,565	307
Proceeds (payments) on financing rotable inventory	(17,768)	—
Tax benefit-stock compensation	2,609	—
Common stock purchased and retired	(193)	(3,430)
Proceeds from receipt of deferred credits	1,917	2,198

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,885)	(626)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,147)	(51,534)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,428	173,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,281	$121,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$19,310	$17,192
Cash paid for income taxes, net	6,618	650
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$27,516	$160,883
Conversion of convertible debentures to common stock	62,278	—
Inventory and other credits received in conjunction with aircraft financing	4,604	—
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation
      The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six-month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005.
      The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; MPD, Inc. (“MPD”), a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services and ground handling services. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company has announced that Mesa Airlines will begin providing inter-island service in Hawaii as go! beginning in the third quarter of fiscal 2006. This operation is referred to herein as “go!”.

2.	Segment Reporting
      Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. In addition, Mesa Airlines plans to begin providing inter-island service in Hawaii as go! beginning in the third quarter of fiscal 2006. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines/ Freedom, Air Midwest/go! and Other. Mesa Airlines and Freedom Airlines operate regional jets and Dash-8 aircraft pursuant to revenue guarantee contracts. Air Midwest operates the Company’s Beech 1900 turboprop aircraft and go! will operate regional jets, whereby the Company assumes revenue risk. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. In October 2004, the Company transitioned certain of its regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As a result, Freedom was grouped with Air Midwest in fiscal 2005 for segment purposes. In fiscal 2006, Freedom began operating under a revenue-guarantee code-share agreement with Delta utilizing ERJ145 aircraft that were transitioned from Mesa Airlines. As such, the Company has aggregated Freedom with Mesa Airlines beginning in the first quarter of fiscal 2006. Operating revenues in the

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.
      Mesa Airlines and Freedom Airlines provide passenger service with regional jets under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and America West Airlines, Inc. (“America West”), which currently operates as US Airways and is referred to herein as “US Airways.” The current US Airways is a result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with US Airways and United. As of March 31, 2006, Mesa Airlines and Freedom Airlines operated a fleet of 160 aircraft — 108 CRJs, 36 ERJs and 16 Dash-8s. Prior to operating ERJ 145 aircraft, Freedom most recently operated Beechcraft 1900D under a pro-rate agreement with US Airways.
      Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with US Airways and Midwest Airlines, Inc. (“Midwest Airlines”) as well as independent operations as Mesa Airlines. As of March 31, 2006, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft.
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

Three Months Ended	Mesa/	Air Midwest/
March 31, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total operating revenues	$298,035	$12,585	$61,488	$(60,044)	$312,064
Depreciation and amortization	7,897	31	896	—	8,824
Operating income (loss)	25,942	(1,298)	11,504	(8,211)	27,937
Interest expense	(6,395)	—	(2,460)	145	(8,710)
Interest income	2,258	3	484	(145)	2,600
Income (loss) before income tax	21,441	(1,905)	(2,727)	(8,211)	8,598
Income tax (benefit)	8,233	(712)	(1,050)	(3,161)	3,310
Total assets	1,343,416	7,425	413,218	(595,156)	1,168,903
Capital expenditures (including non-cash)	2,409	7	3,672	—	6,088

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended		Air Midwest/
March 31, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$247,667	$13,813	$67,159	$(64,823)	$263,816
Depreciation and amortization	8,891	53	1,169	—	10,113
Operating income (loss)	32,640	(3,725)	9,082	(9,592)	28,405
Interest expense	(7,344)	—	(2,991)	141	(10,194)
Interest income	459	3	143	(141)	464
Income (loss) before income tax	23,620	(3,713)	7,266	(9,592)	17,581
Income tax (benefit)	9,046	(1,422)	2,783	(3,674)	6,733
Total assets	1,432,752	11,010	249,303	(381,845)	1,311,220
Capital expenditures (including non-cash)	124,830	—	16,729	—	141,559

Six Months Ended	Mesa/	Air Midwest/
March 31, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total operating revenues	$605,343	$25,608	$104,636	$(99,906)	$635,681
Depreciation and amortization	15,374	57	2,576	—	18,007
Operating income (loss)	56,778	(2,504)	16,123	(13,650)	56,747
Interest expense	(12,680)	—	(5,906)	290	(18,296)
Interest income	5,314	8	566	(290)	5,598
Income (loss) before income tax	48,524	(3,105)	(2,046)	(13,650)	29,723
Income tax (benefit)	18,682	(1,196)	(788)	(5,255)	11,443
Total assets	1,343,416	7,425	413,218	(595,156)	1,168,903
Capital expenditures (including non-cash)	31,463	15	5,202	—	36,680

Six Months Ended		Air Midwest/
March 31, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total

Total operating revenues	$488,477	$35,611	$147,624	$(143,092)	$528,620
Depreciation and amortization	17,066	126	2,094	—	19,286
Operating income (loss)	61,386	(5,164)	22,497	(22,025)	56,694
Interest expense	(13,467)	—	(5,753)	285	(18,935)
Interest income	1,045	5	293	(285)	1,058
Income (loss) before income tax	50,805	(5,178)	16,470	(22,025)	40,072
Income tax (benefit)	19,458	(1,984)	6,308	(8,434)	15,348
Total assets	1,432,752	11,010	249,303	(381,845)	1,311,220
Capital expenditures (including non-cash)	151,703	—	37,407	—	189,110

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities
      The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.
      SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $167.5 million in marketable securities that include US Treasury notes, government bonds, corporate bonds and auction rate securities (“ARS”). These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at March 31, 2006 and September 30, 2005, were $0.9 million and $0.5 million, respectively.
      The Company has determined that investments in auction rate securities should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at March 31, 2006 and September 30, 2005 includes investments in ARS of $47.7 million and $46.7 million, respectively.

4.	Restricted Cash
      At March 31, 2006, the Company had $11.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $6.7 million of outstanding letters of credit at March 31, 2006 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Concentrations
      The Company has code-share agreements with US Airways, Pre-Merger US Airways, United, Delta and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the three months ended March 31, 2006 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 44% and 35% of total gross accounts receivable at March 31, 2006 and September 30, 2005, respectively.
      Pre-Merger US Airways filed for Chapter 11 bankruptcy protection on September 12, 2004. As of March 31, 2006, Mesa operated 8 50-seat regional jet aircraft for US Airways under a revenue-guarantee code-sharing agreement. As a result of US Airways’ emergence from bankruptcy in September 2005 and their non-assumption of the Company’s revenue-guarantee code-share agreement, the Company expanded its regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta. The Company is currently working to transition the jets flown under the Pre-Merger US Airways code-share agreement to United and Delta. As of May 8, 2006, the Company had transitioned 54 of the 59 aircraft. The Company expects to complete the transition of aircraft from US Airways during the third quarter of fiscal year 2006. In addition, on September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed the code-share agreement with the Company in its bankruptcy proceeding and could choose to terminate our regional jet agreement or seek to renegotiate the agreement on less favorable terms.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Contract Incentives
      In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s currently terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company made three $10 million payments to United as follows: i) $10 million in June 2005, ii) $10 million in October 2005, and iii) $10 million in November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $0.7 million and $1.5 million was recorded for the three and six-month periods ended March 31, 2006, respectively.

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
      The Company had three aircraft on interim financing with the manufacturer at March 31, 2006. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
      At March 31, 2006 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements typically have an initial term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer allows for the Company to have a maximum of 15 aircraft on interim financing at a given time. The Company is currently in negotiations to extend the interim financing agreements that expired in the second quarter of fiscal 2006.

10.	Notes Payable and Long-Term Debt
      Long-term debt consisted of the following:

	March 31,	September 30,
	2006	2005

	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$339,008	$348,452
Senior convertible notes due June 2023	37,834	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at a current variable interest rate of 6.34%, collateralized by the underlying aircraft	82,410	87,947
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	23,577	24,181
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	2,185	2,578
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	902	923
Other	160	174

Total debt	586,076	664,369
Less current portion	(29,594)	(27,787)

Long-term debt	$556,482	$636,582

      During the quarter ended March 31, 2006, holders of $144.8 million in aggregate principal amount at maturity ($57.5 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of Mesa common stock. In connection with the conversions during the quarter ended March 31, 2006, the Company issued an aggregate of 5,751,121 shares of Mesa common stock and paid approximately $10.5 million to these Noteholders. Amounts paid to Noteholders were recorded as Other Expense in the Consolidated Statement of Income for the quarter ended March 31, 2006. Under the terms of the Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders under certain circumstances. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Share calculation:
Weighted average shares — basic	34,304	29,585	31,459	29,685
Effect of dilutive outstanding stock options and warrants	1,258	655	1,430	598
Effect of restricted stock	11	428	—	428
Effect of dilutive outstanding convertible debt	10,705	16,933	10,704	16,933

Weighted average shares — diluted	46,278	47,601	43,593	47,644

Adjustments to net income:
Net income	$5,288	$10,848	$18,280	$24,724
Interest expense on convertible debt, net of tax	1,018	1,524	2,533	3,049

Adjusted net income	$6,306	$12,372	$20,813	$27,773

      Options to purchase 183,200 and 2,248,406 shares of common stock were outstanding during the quarters ended March 31, 2006 and 2005, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

12.	Stock Repurchase Program
      The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of March 31, 2006, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.0 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
      The Company did not repurchase any shares during the three months ended March 31, 2006.

13.	Beechcraft 1900D Cost Reductions
      On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.2 million as a result of reductions in the

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended March 31, 2006 and 2005. Approximately $2.6 million and $2.7 million was recorded as a reduction to expense during the six months ended March 31, 2006 and 2005, respectively.
      In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. At March 31, 2006, Raytheon was vested in and exercised its option to purchase all 233,068 warrants.

14.	Interest Expense
      Included in interest expense on the statements of income was interest expense related to aircraft financing of $7.1 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively, and $14.0 million and $12.7 million for the six months ended March 31, 2006 and 2005, respectively.

15.	Impairment of Long-Lived Assets
      The changes in the impairment and restructuring charges for the periods ended March 31, 2006 and 2005 are as follows:

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
      Stock-based compensation cost recognized in the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company estimates the fair value of stock awards issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. There were no options granted during the second quarter of fiscal 2006. The weighted average fair value of options granted during the six months ended March 31, 2006 was $6.44. The following assumptions were used to value stock option grants during the following period:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006

Dividend yield	—	0.0%
Expected volatility	—	68.2%
Risk-free interest rate	—	4.47%
Forfeiture rate(1)	—	7.57%
Expected lives (in years)	—	6.1

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.
      Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

	(In thousands)	(In thousands)
General and administrative expenses:
Stock options expense	$647	$1,450
Restricted stock expense	294	589

Total	$941	$2,039

Tax benefit	$817	$1,240

      As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 0.9 years.
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

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2005	2005

	(In thousands)	(In thousands)
Net income as reported	$10,848	$24,724
Stock-based employee compensation cost, net of tax	(177)	(326)

Pro forma net income	10,671	24,398
Interest expense on convertible debt, net of tax	1,524	3,049

Adjusted pro forma net income	$12,195	$27,447

Net income per share — Basic:
As reported	$0.37	$0.83

Pro forma	$0.36	$0.82

Net income per share — Diluted:
As reported	$0.26	$0.58

Pro forma	$0.26	$0.58

      A summary of award activity under the stock option plans as of March 31, 2006 and changes during the three month period are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price

	(000)
Outstanding at beginning of period	3,739	$6.75
Granted	—	—
Exercised	(830)	5.33
Canceled/ Forfeited	(1)	12.21

Outstanding at end of period	2,908	$7.16

Exercisable at end of period	1,852	$7.25

      The Company has 1,852,000 fully vested options outstanding as of March 31, 2006, which have a weighted average exercise price of $7.25, an aggregate intrinsic value of $8.0 million and a weighted average remaining contractual term of 4.6 years. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $3.1 million and less than $0.1 million, respectively. The total intrinsic value of options exercised during the six-month periods ended March 31, 2006 and 2005 was $3.6 million and $0.2 million, respectively.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the activity for nonvested share awards as of March 31, 2006 and changes during the three month period are summarized as follows:

		Weighted
		Average
	Shares	Exercise
	(000)	Price

Nonvested at beginning of period	1,175	$7.17
Granted	—	—
Vested	(119)	7.09
Forfeited	—	—

Nonvested at end of period	1,056	$7.00

17.	Commitments and Contingencies
      In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company has an option to acquire 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company converted options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). As of March 31, 2006, the Company has taken delivery of 13 CRJ-900 aircraft under the converted options. In conjunction with this purchase agreement, Mesa had $16.0 million on deposit with BRAD that was included in lease and equipment deposits at March 31, 2006. The BRAD deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft on order ($3.0 million per aircraft) and $1.0 million at the Company’s option.
      In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii alleging that Mesa breached the terms of a Confidentiality Agreement entered into in February 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. The complaint alleges, among other things, that Mesa breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that Mesa had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, an injunction requiring Mesa to turn over to Hawaiian any evaluation material in Mesa’s possession, custody or control, and an injunction preventing Mesa from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
      Mesa vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to filing pleadings to move Hawaiian’s lawsuit from the United States Bankruptcy Court for the District of Hawaii to the United States District Court for the District of Hawaii, Mesa has filed a counterclaim against Hawaiian alleging that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act designed to prevent Mesa from entering the Hawaiian inter-island market, in violation of the Sherman Anti-trust Act. Mesa’s counterclaim alleges that Hawaiian has intentionally interfered with Mesa’s prospective economic advantage and has committed unfair trade practices. While the Company believes resolution of this matter will not have a material adverse impact on its financial condition or results of operations, the litigation and claims noted above are subject to inherent uncertainties and the Company’s view of such matters may change in the future.
      The Company is involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A.  Risk Factors.
      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, and Part  I, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. As a result of litigation relating to our Hawaiian operations, we may face additional risk factors, including the one identified below. All of these factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

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
      On or about February 13, 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against us in the United States Bankruptcy Court for the District of Hawaii alleging that we breached the terms of a Confidentiality Agreement entered into in February 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. The complaint alleges, among other things, that we breached the Confidentiality Agreement. Hawaiian, in its complaint, seeks unspecified damages, an injunction requiring Mesa to turn over to Hawaiian any evaluation material in Mesa’s possession, custody or control, and an injunction preventing Mesa from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
      Mesa vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to filing pleadings to move Hawaiian’s lawsuit from the United States Bankruptcy Court for the District of Hawaii to the United States District Court for the District of Hawaii, Mesa has filed a counterclaim against Hawaiian alleging that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act designed to prevent mesa from entering the Hawaiian inter-island market, in violation of the Sherman Anti-Trust Act. Mesa’s counterclaim alleges that Hawaiian has intentionally interfered with Mesa’s prospective economic advantage and has committed unfair trade practices. While we believe resolution of this matter will not have a material adverse impact on our financial condition or results of operations, the litigation and claims noted above are subject to inherent uncertainties and our view of such matters may change in the future.
      If, as a result of this litigation, we are unable to successfully launch or profitably operate our planned Hawaiian airline services, out business and operations could be negatively impacted.

We may be unable to successfully launch or profitably operate our planned Hawaiian airline service, which could negatively impact our business and operations.
      We have announced plans to commence an independent inter-island Hawaiian airline operation named go! with service expected to begin June 9, 2006. Launching service in Hawaii will require ongoing investment of working capital by Mesa, significant management attention and focus, regulatory approval by state and federal regulators, location of suitable facilities and may involve a partnership or venture with financial investors.
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
Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the ability of Delta Air Lines to reject our code-share agreements in bankruptcy; the inability to transition the planes we currently fly under our code-share agreement with Pre-Merger US Airways without undue cost and expense; an increase in competition along the routes Mesa operates or plans to operate; difficulties or delays in connection with launching our new Hawaiian operations; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; changes in Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.
      All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.
      Investors should read the risks identified under “Item 1.A. — Risk Factors” above for a more detailed discussion of these and other factors.
GENERAL

Executive Overview

General
      Mesa is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of March 31, 2006, we served 172 cities in 45 states, the District of Columbia, Canada and Mexico and operated a fleet of 180 aircraft with approximately 1,050 daily departures.
      Approximately 99% of our consolidated passenger revenues for the quarter ended March 31, 2006 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with United Airlines, Delta Air Lines and Midwest Airlines, America West Airlines, Inc. (“America West,” which currently operates as US Airways and is referred to herein as “US Airways”). The current US Airways is the result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Our remaining passenger revenues are derived from our independent operations.
      In the second quarter of fiscal 2006, approximately 97% of our passenger revenue was associated with revenue-guarantee flying. The US Airways (regional jet and Dash-8), Pre-Merger US Airways (regional jet), United (regional jet and Dash-8), and Delta (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. We are also eligible to receive additional compensation based upon our performance under certain of our revenue-guarantee contracts. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the second quarter of fiscal 2006, approximately 97% of our fuel purchases were reimbursed under revenue guarantee code-share agreements.
      In the second quarter of fiscal 2006, approximately 3% of our passenger revenue was associated with pro-rate and independent flying. The US Airways (Beechcraft 1900D turboprop) and Midwest Airlines code-share agreements are pro-rate agreements, for which we received an allocated portion of each passenger’s fare and we pay all of the costs of transporting the passenger.
      In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

Fleet
      In March 2006, we announced an expansion of flying for Delta Air Lines. Under this new agreement Freedom Airlines, a wholly owned subsidiary of Mesa Air Group, will fly twelve, 37-seat, De Havilland Dash 8 aircraft in support of Delta’s expanding operations at its New York-JFK hub. The term of the new agreement is three years. The aircraft will be operated under a capacity purchase arrangement similar to Mesa’s existing Delta Connection agreement under which Freedom Airlines flies 50-seat regional jets. The Dash 8s covered under this agreement will be incremental to the 16 Dash 8 aircraft currently operated by Mesa Air Group.
      In addition, we have announced that Mesa Airlines plans to begin providing inter-island service in Hawaii as go! beginning in the third quarter of fiscal 2006. Service will initially be provided with five CRJ-200 aircraft. These aircraft are incremental to our current fleet.
      Also in the second quarter of fiscal 2006, we returned one CRJ-100 aircraft to the lessor, decreasing our regional jet fleet to 144 regional jets at March 31, 2006.

Code-Share Agreements
      Freedom commenced operations with Delta in October 2005 and is contracted to operate 30 50-seat regional jet aircraft on routes throughout Delta’s network. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy. The Company currently operates 20 ERJ-145 regional aircraft in revenue service for Delta.
      In May 2005, we amended our code-sharing arrangement with United to allow us to put up to an additional 30 50-seat regional jet aircraft into the United Express system and extend the expiration dates under the existing code-share agreement with respect to certain aircraft. In connection with the amendment, we made $20 million in payments to United in the first quarter of fiscal 2006. We currently operate 70 aircraft in revenue service for United.
      As of March 31, 2006, we had transitioned 51 of the 59 (54 of the 59 as of May 8, 2006) 50-seat regional jets out of Pre-Merger US Airways operations and into operations with Delta and United. We are currently on schedule to complete the transition in the third quarter of fiscal 2006.

Summary of Financial Results
      Mesa Air Group recorded consolidated net income of $5.3 million in the second quarter of fiscal 2006, representing diluted earnings per share of $0.14. This compares to consolidated net income of $10.8 million or $0.26 per share in the second quarter of fiscal 2005.
      The following tables set forth quarterly comparisons for the periods indicated below:
OPERATING DATA

	Three Months Ended		Six Months Ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Passengers	3,441,501	2,992,045	6,930,917	6,074,655
Available seat miles (000’s)	2,185,602	2,024,091	4,493,686	4,010,548
Revenue passenger miles (000’s)	1,599,381	1,394,156	3,254,882	2,813,634
Load factor	73.2%	68.9%	72.4%	70.2%
Yield per revenue passenger mile (cents)	19.5	18.9	19.5	18.8
Revenue per available seat mile (cents)	14.3	13.0	14.1	13.2
Operating cost per available seat mile (cents)	13.0	11.6	12.9	11.8
Operating cost per available seat mile, excluding fuel (cents)	8.3	8.4	8.3	8.5
Average stage length (miles)	403	384	405	379
Number of operating aircraft in fleet	180	178	180	178
Gallons of fuel consumed	50,359,903	47,115,949	101,713,317	95,148,102
Block hours flown	135,408	136,310	277,599	275,758
Departures	91,533	93,320	186,964	190,080

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Six Months Ended

	March 31, 2006		March 31, 2005		March 31, 2006		March 31, 2005

	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.2	29.1%	3.9	30.0%	4.0	28.4%	3.9	30.0%
Fuel	4.7	33.1%	3.2	24.7%	4.6	32.7%	3.3	25.0%
Maintenance	2.2	15.3%	2.3	17.8%	2.3	16.2%	2.4	18.1%
Aircraft and traffic servicing	0.8	5.9%	0.9	6.7%	0.8	5.4%	0.9	6.5%
Promotion and sales	0.0	0.3%	0.1	0.3%	0.0	0.3%	0.1	0.4%
General and administrative	0.7	4.7%	0.8	5.9%	0.7	5.2%	0.8	5.9%
Depreciation and amortization	0.4	2.8%	0.5	3.8%	0.4	2.8%	0.5	3.6%
Impairment and restructuring charges (credits)	0.0	0.0%	0.0	0.0%	0.0	0.0%	(0.1)	(0.2)%

Total operating expenses	13.0	91.0%	11.6	89.2%	12.9	91.1%	11.8	89.3%
Interest expense	0.4	2.8%	0.5	3.9%	0.4	2.9%	0.5	2.7%
Note: numbers in table may not recalculate due to rounding
FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended March 31, 2006 (000’s)

		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$298,035	$12,585	$61,488	$(60,044)	$312,064
Total operating expenses	272,093	13,883	49,984	(51,833)	284,127

Operating income (loss)	25,942	(1,298)	11,504	(8,211)	27,937

	Three Months Ended March 31, 2005 (000’s)

		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$247,667	$13,813	$67,159	$(64,823)	$263,816
Total operating expenses	215,027	17,538	58,077	(55,231)	235,411

Operating income (loss)	32,640	(3,725)	9,082	(9,592)	28,405

	Six Months Ended March 31, 2006 (000’s)

		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$605,343	$25,608	$104,636	$(99,906)	$635,681
Total operating expenses	548,565	28,112	88,513	(86,256)	578,934

Operating income (loss)	56,778	(2,504)	16,123	(13,650)	56,747

	Six Months Ended March 31, 2005 (000’s)

		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total

Total operating revenues	$488,477	$35,611	$147,624	$(143,092)	$528,620
Total operating expenses	427,091	40,775	125,127	(121,067)	471,926

Operating income (loss)	61,386	(5,164)	22,497	(22,025)	56,694

Recent Developments
      During the quarter ended March 31, 2006, holders of $144.8 million in aggregate principal amount due at maturity ($57.5 million carrying amount) of our Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of the Company’s common stock. As a result of these conversions, the Company issued 5,751,121 shares of common stock to holders of Notes during the quarter ended March 31, 2006. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.
RESULTS OF OPERATIONS

For the three months ended March 31, 2006 versus the three months ended March 31, 2005

Operating Revenues
      In the quarter ended March 31, 2006, operating revenue increased by $48.3 million, or 18.3%, from $263.8 million in the quarter ended March 31, 2005 to $312.1 million in the quarter ended March 31, 2006. The increase in revenue is primarily attributable to a $38.4 million increase in fuel reimbursements by our code-share partners and a $11.9 million increase in revenue associated with the operation of 8 additional regional jets flown by Mesa/ Freedom compared to the quarter ended March 31, 2005. This increase was partially offset by a net decrease in revenue of approximately $1.2 million at Air Midwest. The decrease in revenue at Air Midwest was primarily comprised of a $0.2 million decrease in passenger revenue and a $1.0 million decrease in Essential Air Program subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 26 as of March 31, 2005 to 20 as of March 31, 2006 as a result of leasing these aircraft to other carriers.

Operating Expenses

Flight Operations
      In the quarter ended March 31, 2006, flight operations expense increased $11.7 million, or 14.8%, to $90.8 million from $79.1 million for the quarter ended March 31, 2005. On an ASM basis, flight operations expense increased 7.7% to 4.2 cents per ASM in the quarter ended March 31, 2006 from 3.9 cents per ASM in the quarter ended March 31, 2005. At Mesa/ Freedom, flight operations expense increased $14.4 million primarily due to a $8.8 million increase in aircraft lease costs as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005 and a $3.6 million increase in pilot and flight attendant wages due to the additional regional jets in service and training costs associated with the transition of aircraft from US Airways to Delta. These costs were partially offset by reduced flight operations expense in the other segment of $2.0 million, which was primarily due to increased amortization of deferred credits, which reduced flight operations expense. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa over the past year and the reduction in turboprop aircraft at Air Midwest.

Fuel
      In the quarter ended March 31, 2006, fuel expense increased $38.0 million, or 58.2%, to $103.2 million from $65.2 million for the quarter ended March 31, 2005. On an ASM basis, fuel expense increased 46.9% to

4.7 cents per ASM in the quarter ended March 31, 2006 from 3.2 cents per ASM in the quarter ended March 31, 2005. Into-plane fuel cost in the second quarter increased 50% from $1.37 per gallon in the second quarter of fiscal 2005 to $2.05 per gallon in the second quarter of fiscal 2006, resulting in a $32.2 million unfavorable price variance. Consumption increased 6% in the current quarter resulting in an $5.8 million unfavorable volume variance (excluding fuel used in other operations). In the quarter ended March 31, 2006, approximately 97% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In the quarter ended March 31, 2006, maintenance expense increased $0.7 million, or 1.4%, to $47.6 million from $46.9 million for the quarter ended March 31, 2005. On an ASM basis, maintenance expense decreased 4.3% to 2.2 cents per ASM in the quarter ended March 31, 2006 from 2.3 cents per ASM in the quarters ended March 31, 2005. Mesa/ Freedom’s maintenance expense increased $4.5 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. The increase was offset by a $2.1 million decrease at Air Midwest as a result of increased maintenance in the second quarter of fiscal 2005 incurred to prepare aircraft for lease; and a $1.8 million decrease in maintenance expense in the Other Segment primarily as a result of reduced engine overhaul expenses in the quarter.

Aircraft and Traffic Servicing
      In the quarter ended March 31, 2006, aircraft and traffic servicing expense increased by $0.7 million, or 4.1%, to $18.3 million from $17.6 million for the quarter ended March 31, 2005. On an ASM basis, aircraft and traffic servicing expense decreased 11.1% to 0.8 cents per ASM in the quarter ended March 31, 2006 from 0.9 cents per ASM in the quarter ended March 31, 2005. At Mesa/ Freedom, aircraft and traffic servicing increased $1.2 million, primarily as a result of a $1.1 million increase in landing fees. The increase at Mesa/ Freedom was offset by a $0.8 million decrease at Air Midwest, primarily a result of reductions in capacity and cities served.

Promotion and Sales
      In the quarter ended March 31, 2006, promotion and sales expense increased by $0.1 million, or 8.2%, to $0.9 million from $0.8 million for the quarter ended March 31, 2005. On an ASM basis, promotion and sales expense now equates to less than $0.1 cent. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest under our pro-rate agreements with our code-share partners caused by a decline in passengers carried under these agreements as a result of capacity reductions. We do not pay these fees under our regional jet revenue-guarantee contracts.

General and Administrative
      In the quarter ended March 31, 2006, general and administrative expense decreased $1.2 million, or 7.3%, to $14.5 million from $15.7 million for the quarter ended March 31, 2005. On an ASM basis, general and administrative expense decreased 12.5% to 0.7 cents per ASM in quarter ended March 31, 2006 from 0.8 cents per ASM in the quarter ended March 31, 2005. The net decrease was primarily due to a $1.3 million decrease in workers compensation expense as a result of establishing reserves in the prior year, a $1.3 million reduction in Sarbanes Oxley related consulting fees and a $0.4 million reduction in bad debt expense. These increases were offset by a $0.8 million increase in property tax expense due to increases in our fleet of jet aircraft and a $0.6 million increase in stock option expense as a result of the adoption of FASB 123(R).

Depreciation and Amortization
      In the quarter ended March 31, 2006, depreciation and amortization expense decreased $1.3 million, or 12.7%, to $8.8 million from $10.1 million for the quarter ended March 31, 2005. On an ASM basis, depreciation expense decreased 20% to 0.4 cents per ASM in the quarter ended March 31, 2006 from 0.5 cents per ASM in the quarter ended March 31, 2005. The decrease is primarily due to a $1.0 million reduction in depreciation expense at Mesa/ Freedom as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005 and a $0.3 million reduction in depreciation expense in the other segment as a result of the sale of rotable inventory to AAR in the first quarter of fiscal 2006.

Interest Expense
      In the quarter ended March 31, 2006, interest expense decreased $1.5 million, or 14.6%, to $8.7 million from $10.2 million for the quarter ended March 31, 2005. On an ASM basis, interest expense decreased 20% to 0.4 cents per ASM in the quarter ended March 31, 2006 from 0.5 cents per ASM in the quarter ended March 31, 2005. The decrease in interest expense is primarily due to a $0.8 million reduction in convertible debt interest expense as a result of the conversion from debt to equity, a $0.5 million reduction in interest expense related to aircraft financing as a result of permanently financing 15 CRJ-900 aircraft with operating leases in the fourth quarter of fiscal 2005 and a $0.3 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006.

Interest Income
      In the quarter ended March 31, 2006, interest income increased $2.1 million to $2.6 million from $0.5 million for the quarter ended March 31, 2005. The increase is due to the mix of securities between debt and equity and increases in the rates of return on our portfolio of marketable securities.

Other Income (Expense)
      In the quarter ended March 31, 2006, other income (expense) increased $12.1 million from $1.1 million for the quarter ended March 31, 2005 to $13.2 million for the quarter ended March 31, 2006. In the quarter ended March 31, 2006, other income (expense) is primarily comprised of $12.2 million of debt conversion costs and $0.7 million in unrealized losses on investment securities.
      In the quarter ended March 31, 2005, other income (expense) is primarily comprised of an investment loss of $2.7 million related to our portfolio of aviation related securities and $1.0 million in income from a settlement of a dispute with a vendor.

Income Taxes
      In the quarter ended March 31, 2006, income tax expense decreased $3.4 million, or 50.8%, to $3.3 million from $6.7 million for the quarter ended March 31, 2005. The effective tax rate increased from 38.3% for the quarter ended March 31, 2005 to 38.5% for the quarter ended March 31, 2006 mainly as a result of increased flying in states with higher tax rates.

For the six months ended March 31, 2006 versus the six months ended March 31, 2005

Operating Revenues
      In the six months ended March 31, 2006, operating revenue increased by $107.1 million, or 20.3%, from $528.6 million in the six months ended March 31, 2005 to $635.7 million in the six months ended March 31, 2006. The increase in revenue is primarily attributable to a $80.0 million increase in fuel reimbursements by our code-share partners and a $36.8 million increase in revenue associated with the operation of 8 additional regional jets flown by Mesa/ Freedom compared to the six months ended March 31, 2005. This increase was partially offset by a net decrease in revenue of approximately $10.0 million at Air Midwest. The decrease in revenue at Air Midwest was primarily comprised of a $7.7 million decrease in passenger revenue and a $2.3 million decrease in Essential Air Program subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 26 as of March 31, 2005 to 20 as of March 31, 2006 as a result of leasing these aircraft to other carriers.

Operating Expenses

Flight Operations
      In the six months ended March 31, 2006, flight operations expense increased $22.4 million, or 14.1%, to $180.7 million from $158.3 million for the six months ended March 31, 2005. On an ASM basis, flight operations expense increased 2.6% to 4.0 cents per ASM in the six months ended March 31, 2006 from 3.9 cents per ASM in the six months ended March 31, 2005. At Mesa/ Freedom, flight operations expense increased $27.0 million primarily due to a $18.2 million increase in aircraft lease costs as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005, a $5.6 million increase in pilot and flight attendant wages due to the additional regional jets in service and training costs associated with the transition of aircraft from US Airways to Delta and a $1.1 million increase in lodging costs associated with relocating crews to new domiciles. These costs were partially offset by reduced flight operations expense at Air Midwest of $0.9 million, which was primarily comprised of decreased wages and training costs of $1.2 million and reduced flight operations expense in the other segment of $1.6 million, which was primarily comprised of increased amortization of deferred credits, which reduced flight operations expense. The decrease on an ASM basis is due to the addition of larger regional jets at Mesa over the past year and the reduction in turboprop aircraft at Air Midwest.

Fuel
      In the six months ended March 31, 2006, fuel expense increased $75.7 million, or 57.2%, to $208.0 million from $132.3 million for the six months ended March 31, 2005. On an ASM basis, fuel expense increased 39.4% to 4.6 cents per ASM in the six months ended March 31, 2006 from 3.3 cents per ASM in the six months ended March 31, 2005. Into-plane fuel cost in the six months ended March 31, 2006 increased 48% from $1.38 per gallon in the six months ended March 31, 2005 to $2.04 per gallon in the six months ended March 31, 2006, resulting in a $62.8 million unfavorable price variance. Consumption increased 7% in the six months ended March 31, 2006 resulting in a $13.4 million unfavorable volume variance (excluding fuel used in other operations). In the six months ended March 31, 2006, approximately 97% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense
      In the six months ended March 31, 2006, maintenance expense increased $7.6 million, or 8.0%, to $103.1 million from $95.5 million for the six months ended March 31, 2005. On an ASM basis, maintenance expense decreased 4.2% to 2.3 cents per ASM in the six months ended March 31, 2006 from 2.4 cents per ASM in the six months ended March 31, 2005. Mesa/ Freedom’s maintenance expense increased $12.3 million primarily as a result of increases in the number of aircraft in their fleet, repair costs on certain rotable parts, headcount and engine overhaul expenses. The increase was offset by a $5.0 million decrease at Air Midwest as a result of increased maintenance in fiscal 2005 incurred to prepare aircraft for lease.

Aircraft and Traffic Servicing
      In the six months ended March 31, 2006, aircraft and traffic servicing expense increased by $0.1 million, or 0.4%, to $34.5 million from $34.4 million for the six months ended March 31, 2005. On an ASM basis, aircraft and traffic servicing expense decreased 11.1% to 0.8 cents per ASM in the six months ended March 31, 2006 from 0.9 cents per ASM in the six months ended March 31, 2005. At Mesa/ Freedom, aircraft and traffic servicing increased $1.9 million, primarily as a result of a $1.0 million increase in landing fees and a $0.9 million increase in TSA security costs. The increase at Mesa/ Freedom was offset by a $1.8 million decrease at Air Midwest, primarily a result of reductions in capacity and cities served.

Promotion and Sales
      In the six months ended March 31, 2006, promotion and sales expense decreased by $0.5 million, or 23.4%, to $1.7 million from $2.2 million for the six months ended March 31, 2005. On an ASM basis, promotion and sales expense now equates to less than $0.1 cent. The decrease in expense is due to a decline in booking and franchise fees paid by Air Midwest under our pro-rate agreements with our code-share partners caused by a decline in passengers carried under these agreements as a result of capacity reductions. We do not pay these fees under our regional jet revenue-guarantee contracts.

General and Administrative
      In the six months ended March 31, 2006, general and administrative expense increased $1.7 million, or 5.5%, to $32.9 million from $31.2 million for the six months ended March 31, 2005. On an ASM basis, general and administrative expense decreased 12.5% to 0.7 cents per ASM in six months ended March 31, 2006 from 0.8 cents per ASM in the six months ended March 31, 2005. The net increase was primarily due to a $2.2 million increase in property tax expense due to increases in the Company’s fleet of jet aircraft, a $1.4 million increase in stock option expense as a result of the adoption of FASB 123(R) and a $0.7 million increase in workers compensation expense. These increases were offset by a $1.1 million reduction in Sarbanes Oxley related consulting fees and a $1.2 million reduction in bad debt expense.

Depreciation and Amortization
      In the six months ended March 31, 2006, depreciation and amortization expense decreased $1.3 million, or 6.6%, to $18.0 million from $19.3 million for the six months ended March 31, 2005. On an ASM basis, depreciation expense decreased 20% to 0.4 cents per ASM in the six months ended March 31, 2006 from 0.5 cents per ASM in the six months ended March 31, 2005. The decrease was primarily due to a $1.7 million reduction in depreciation expense at Mesa/ Freedom as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005; which was partially offset by a $0.6 million increase in depreciation expense on various aircraft enhancements performed since March of 2005.

Impairment and Restructuring Charges (Credits)
      In the six months ended March 31, 2005, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft that we returned to the lessor in January 2005.

Interest Expense
      In the six months ended March 31, 2006, interest expense decreased $0.6 million, or 3.4%, to $18.3 million from $18.9 million for the six months ended March 31, 2005. On an ASM basis, interest expense decreased 20% to 0.4 cents per ASM in the six months ended March 31, 2006 from 0.5 cents per ASM in the six months ended March 31, 2005. The decrease in interest expense is primarily due to a $0.9 million reduction in convertible debt interest expense as a result of the conversion from debt to equity, a $0.4 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006. These decreases were partially offset by a $0.5 million increase in interest on aircraft financing as a result of increases in variable interest rates and a net $0.2 million increase in interest expense on CRJ900 debt which was comprised of a $2.9 million increase in interest expense as a result of increases in variable interest rates and a $2.7 million decrease in interest expense due to permanently financing these aircraft with operating leases in September 2005.

Interest Income
      In the six months ended March 31, 2006, interest income increased $4.5 million to $5.6 million from $1.1 million for the six months ended March 31, 2005. The increase is due to the mix of securities between debt and equity and increases in the rates of return on our portfolio of marketable securities.

Other Income (Expense)
      In the six months ended March 31, 2006, other income (expense) decreased $15.6 million from income of $1.3 million for the six months ended March 31, 2005 to an expense of $14.3 million for the six months ended March 31, 2006. In the six months ended March 31, 2006, other income (expense) is primarily comprised of $13.1 million of debt conversion costs and $1.0 million in losses on investment securities.

      In the six months ended March 31, 2005, other income (expense) is primarily comprised of investment income of $2.1 million related to our portfolio of aviation related securities, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft and $1.0 million in income from a settlement of a dispute with a vendor, offset by $4.1 million in lease return costs on the EMB120s.

Income Taxes
      In the six months ended March 31, 2006, income tax expense decreased $3.9 million, or 25.4%, to $11.4 million from $15.3 million for the six months ended March 31, 2005. The effective tax rate increased from 38.3% for the six months ended March 31, 2005 to 38.5% for the six months ended March 31, 2006 mainly as a result of increased flying in states with higher tax rates.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
      At March 31, 2006, we had cash, cash equivalents, and marketable securities (including restricted cash) of $282.4 million, compared to $280.4 million at September 30, 2005. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
      Sources of cash included $16.5 million provided from operations (excluding purchases and losses on securities), $15.8 million from the sale and leaseback of rotable parts and $5.6 million from exercise of stock options.
      Uses of cash included $17.8 million to retire our financing obligation for rotable spare parts, principal payments of $16.0 million and capital expenditures of $9.2 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets.
      As of March 31, 2006, we had receivables of approximately $27.1 million (net of an allowance for doubtful accounts of $9.4 million), compared to receivables of approximately $29.0 million (net of an allowance for doubtful accounts of $8.9 million) as of September 30, 2005. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, proceeds from the sale of inventory, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 44% of total gross accounts receivable at March 31, 2006.

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

Operating Leases
      We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At March 31,

2006, we leased 141 aircraft with remaining lease terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at March 31, 2006.

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
      During the quarter ended March 31, 2006, holders of $144.8 million in aggregate principal amount at maturity ($57.5 million carrying amount) of our 2023 notes converted into shares of Mesa common stock. In connection with the conversions during the quarter ended March 31, 2006, we issued an aggregate of 5,751,121 shares of Mesa common stock and paid approximately $10.5 million to these noteholders. Under the terms of the notes, each $1,000 of aggregate principal amount at maturity of notes is convertible into 39.727 shares of Mesa common stock at the option of the noteholders under certain circumstances. The aggregate outstanding principal amount of the notes at maturity prior to these conversions was $240 million. The shares of common stock issuable upon conversion of the notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

Interim and Permanent Aircraft Financing Arrangements
      We had three aircraft on interim financing with the manufacturer at March 31, 2006. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
      At March 31, 2006 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at a given time. We are currently in negotiations to extend the interim financing agreements that expired in the second quarter of fiscal 2006.

Other Indebtedness and Obligations
      In October 2004, we permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.
      In January and March 2004, we permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.
      In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.
      As of March 31, 2006, we had $11.7 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll. We have entered into a $9.5 million letter of credit facility with a financial institution, of which $3.8 million is required to be secured.
Contractual Obligations
      As of March 31, 2006, we had $586.1 million of long-term debt (including current maturities). This amount consisted of $445.0 million in notes payable related to owned aircraft, $137.8 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $3.3 million in other miscellaneous debt.

      The following table sets forth our cash obligations (including principal and interest) as of March 31, 2006.

	Payment Due by Period

Obligations	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$21,040	$38,991	$38,707	$38,423	$38,102	$354,798	$530,061
2003 senior convertible debt notes (assuming no conversions)	1,182	2,365	1,773	—	—	100,466	105,786
2004 senior convertible debt notes (assuming no conversions)	1,813	3,625	3,625	1,813	—	171,409	182,285
Notes payable related to B1900Ds	5,190	10,380	10,380	10,380	10,380	63,381	110,091
Note payable related to CRJ200s(2)	1,500	3,000	3,000	3,000	3,000	20,478	33,978
Note payable to manufacturer	464	1,823	—	—	—	—	2,287
Mortgage note payable	54	109	109	64	—	760	1,096
Other	25	25	25	25	25	50	175

Total long-term debt	31,268	60,318	57,619	53,705	51,507	711,342	965,759

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	3,240	6,480	6,480	6,480	6,480	140,434	169,594

Payments under operating leases:
Cash aircraft rental payments(2)	107,163	228,285	205,173	185,729	184,041	1,433,376	2,343,767
Lease payments on equipment and operating facilities	708	1,351	1,392	962	947	2,154	7,514

Total lease payments	107,871	229,636	206,565	186,691	184,988	1,435,530	2,351,281

Future aircraft acquisition costs(3)		—	—	—	175,000	—	175,000
Rotable inventory financing commitments(4)	302	587	563	540	2,241	—	4,233
Minimum payments due under rotable spare parts maintenance agreement	11,051	23,127	26,650	29,371	32,225	169,090	291,514

Total	$153,732	$320,148	$297,877	$276,787	$452,441	$2,456,396	$3,957,381

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable have a six-month maturity. For purposes of this schedule, we have assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

(4)	Represents the principal and interest related to financed rotable spare parts inventory.
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
      Under our revenue-guarantee agreements with US Airways, United and Delta, we are reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse us for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” we have concluded that a component of our revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended March 31, 2006 and 2005 was $56.5 million and $57.8 million, respectively. The amount deemed to be rental income during the six months ended March 31, 2006 and 2005 was $118.1 million and $114.1 million, respectively. These amounts are included in passenger revenue on our consolidated statements of income.

      In connection with providing service under our revenue-guarantee agreement with Pre-Merger US Airways, our fuel reimbursement is capped at $0.85 per gallon. Under this agreement, we have the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for our Pre-Merger US Airways flying. We purchased 2.2 million gallons and 15.9 million gallons of fuel under this arrangement in the quarters ended March 31, 2006 and 2005, respectively. We purchased 10.2 million gallons and 32.5 million gallons of fuel under this arrangement in the six months ended March 31, 2006 and 2005, respectively.
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

Allowance for Doubtful Accounts
      Amounts billed by us under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $9.4 million and $8.9 million at March 31, 2006 and September 30, 2005, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Aircraft Leases
      The majority of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheet.

Accrued Health Care Costs
      We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At March 31, 2006, we accrued $2.8 million for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs
      Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At March 31, 2006, we accrued $2.0 million for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets
      We record deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2006, we had a valuation allowance of $0.4 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe we will generate sufficient taxable income in the future to realize the benefits of our other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2005, 2004 and 2003 and we have taken steps to minimize the financial impact of our unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT
      The following table lists the aircraft owned and leased by Mesa for scheduled operations as of March 31, 2006:

					Operating on
		Interim			March 31,	Passenger
Type of Aircraft	Owned	Financed	Leased	Total	2006	Capacity

Canadair 200/100 Regional Jet	2	—	53	55	55	50
Canadair 700 Regional Jet	5	—	10	15	15	64
Canadair 900 Regional Jet	11	3	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	34	—	—	34	20	19
Dash 8-200	—	—	16	16	16	37
Embraer EMB 120	—	—	2	2	—	30

Total	52	3	141	196	180

CRJ Program
      In August 1996, we entered into an agreement (the “1996 BRAD Agreement”) with Bombardier Regional Aircraft Division (“BRAD”) to acquire 32 CRJ-200 50-passenger regional jet aircraft. The 32 aircraft have been delivered and are currently under permanent financing as operating leases with initial terms of 16.5 to 18.5 years.
      In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of March 31, 2006, we have accepted delivery of 15 CRJ-700s and 38 CRJ-900s under the 2001 BRAD Agreement. In addition to the firm orders, we have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets.
      In 2004, we leased nine used CRJ-200 and CRJ-100 aircraft in order to meet required deliveries under our code-share agreements. The aircraft are financed as operating leases.
      Also in 2004, we acquired eight CRJ 200 aircraft through the purchase of the assets of Midway. Of the eight aircraft acquired, two are owned and six are leased.
      In 2006, we announced plans to begin inter-island service in Hawaii during the third quarter. The Company is currently in negotiations to lease five CRJ-200s under short-term operating leases to provide this service.

ERJ Program
      As of March 31, 2006, we operated 36 Embraer 145 aircraft.

Beechcraft 1900D
      As of March 31, 2006, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8
      As of March 31, 2006, we operated 16 leased Dash-8 aircraft.
      In 2006, we announced that we will add Dash-8 service out of New York’s JFK under our current code-share agreement with Delta. We are currently in negotiations to lease 12 Dash-8s under short-term operating leases to provide this service.

Aircraft Financing Relationships with the Manufacturer
      We had three aircraft on interim financing with the manufacturer at March 31, 2006. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
      At March 31, 2006 and September 30, 2005, we had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are typically six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for Mesa to have a maximum of 15 aircraft on interim financing at a given time. We are currently in negotiations to extend the interim financing agreements that expired in the second quarter of fiscal 2006.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.
      There have been no material changes in our market risk since September 30, 2005.

Item 4.	Controls and Procedures.
      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
* * *

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      On or about February 13, 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii alleging that Mesa breached the terms of a Confidentiality Agreement entered into in February 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. The complaint alleges, among other things, that Mesa breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that Mesa had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, an injunction requiring Mesa to turn over to Hawaiian any evaluation material in Mesa’s possession, custody or control, and an injunction preventing Mesa from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
      Mesa vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to filing pleadings to move Hawaiian’s lawsuit from the United States Bankruptcy Court for the District of Hawaii to the United States District Court for the District of Hawaii, Mesa has filed a counterclaim against Hawaiian alleging that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act designed to prevent Mesa from entering the Hawaiian inter-island market, in violation of the Sherman Anti-trust Act. Mesa’s counterclaim alleges that Hawaiian has intentionally interfered with Mesa’s prospective economic advantage and has committed unfair trade practices. While the Company believes resolution of this matter will not have a material adverse impact on its financial condition or results of operations, the litigation and claims noted above are subject to inherent uncertainties and the Company’s view of such matters may change in the future.
      We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (A) None
      (B) None
      (C) The Company’s Board of Directors authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of March 31, 2006, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.0 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
      The Company did not repurchase any shares during the three months ended March 31, 2006.

Item 3.	Defaults upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to vote for Security Holders.
      The Company held its Annual Meeting of Stockholders on February 7, 2006, at which the stockholders re-elected seven directors, and ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2006. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved. To the extent applicable for each individual proposal, broker non-votes are not considered present for those proposals.
      Results of the voting in connection with each issue was as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	24,154,117	691,857
Daniel J. Altobello	24,296,876	549,098
Robert Beleson	24,299,016	546,958
Ronald R. Fogleman	24,633,274	212,700
Joseph L. Manson	22,384,593	2,461,381
Maurice A. Parker	24,139,605	706,369
Peter F. Nostrand	24,289,371	556,603
      Ratification of Deloitte & Touche LLP as the Company’s independent registered public accountants:

For	Against	Abstain

24,289,404	519,569	37,001

Item 5.	Other Information.
      None

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

10.37	Employment Agreement, dated as of December 31, 2005 between Registrant and George Murnane III, as amended.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III

George Murnane III
Executive Vice President and CFO
Dated: May 10, 2006

Index to Exhibits

Exhibits:

Exhibit 10.37	Employment Agreement, dated as of December 31, 2005 between Registrant and George Murnane III, as amended.
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002