Form 10-K/A
period 2005-09-30
MESA AIR GROUP INC
filed 2006-08-07
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005
Commission File Number 0-15495
Mesa Air Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 North 44th Street, Suite 100,	85008
Phoenix, Arizona	(Zip Code)
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
     On December 1, 2005, the Registrant had outstanding 29,086,346 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s proxy statement for the 2006 annual meeting of stockholders

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for the purpose of amending and restating Item 8 of Part I, containing our audited consolidated financial statements and related notes as of September 30, 2005 and 2004 and for each of the three years in the period ended September 30, 2005. The restatement relates to the presentation of certain cash flow items that were improperly categorized as operating, investing or financing and is further discussed in Note 22 to the restated consolidated financial statements included herein. The restatement does not affect the total net change in cash and cash equivalents as of September 30, 2005 and has no impact on the Company’s consolidated balance sheets, consolidated statements of income or the related earnings per share amounts. We have also updated Item 7 of Part II, Management Discussion and Analysis of Financial Condition and Results of Operations, Item 9A of Part II relating to Controls and Procedures and Management’s Report on Internal Controls over Financial Reporting, and Item 15 of Part IV to give effect to the restatement. We have also filed updated certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933.
Other than the changes regarding the restatement and the related disclosures and the changes described in the preceding paragraph, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-K on December 14, 2005.

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
Item 1. Business
General
     Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principal subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2005, the Company served 176 cities in 43 states, the District of Columbia, Canada and Mexico and operated a fleet of 182 aircraft with approximately 1,100 daily departures.
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
America West Code-Sharing Agreement
Revenue-Guarantee
     As of September 30, 2005, we operated 37 CRJ-900 (a 38(th) CRJ-900 entered service for America West in October), 18 CRJ-200, and six Dash-8 aircraft for America West under a revenue-guarantee code-share agreement. In exchange for providing flights and all other services under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. America West also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes, all as defined in the agreement. In addition, America West also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at America West hubs and cities where both carriers operate. We also receive a monthly payment from America West based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, America West has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). In addition, beginning in February 2007, America West may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless America West elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

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
US Airways Code-Sharing Agreements
Revenue-Guarantee
     As of September 30, 2005, we operated 23 CRJ-200 and 36 ERJ-145 aircraft for US Airways under a code-sharing agreement. As a result of US Airways’ emergence from bankruptcy and their non-assumption of our code-share agreement, we began working with US Airways to provide for the orderly transition of these 59 jets to our United and Delta revenue-guarantee code-sharing arrangements. As of December 1, 2005, we had transitioned 32 of the 59 aircraft and operated 27 50-seat regional jets for US Airways under our code- sharing agreement. We expect to complete the transition of aircraft from US Airways to United in the first quarter of fiscal year 2006 and to Delta in the second quarter of fiscal year 2006. Under the jet code-share agreement, we provide US Airways Express service between US Airways hubs and cities designated by US Airways. In exchange for performing the flight services under the agreement, we receive from US Airways a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are “pass-through” costs, whereby US Airways agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel and oil cost, catering cost and landing fees. We also receive a fixed profit margin based upon certain cost reimbursements under the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as, airport-related facilities and gates at US Airways hubs and cities.
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
     The code-share agreement terminates on an aircraft-by-aircraft basis between 2017 and 2018. At the end of the term, Delta has the right to extend the agreement for additional one year successive terms on the same terms and conditions. Delta may terminate the code-sharing agreement at any time, with or without cause, upon twelve months prior written notice, provided such notice shall not be given prior to the earlier of (i) the sixth anniversary of the in-service date of the 30(th) aircraft added to the Delta Connection fleet by the Company, or (ii) November 2012. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate this agreement at any time prior to its emergence from bankruptcy.
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

     In May 2001, we entered into a second agreement with BRAD (the “2001 BRAD Agreement”) under which we committed to purchase a total of 15 CRJ-700s and 25 CRJ-900s. In January 2004, the Company exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft) reserved under the option provision of the 2001 BRAD Agreement. The transaction includes standard product support provisions, including training, preferred pricing on initial inventory provisioning, maintenance and technical publications. As of September 30, 2005, we have accepted delivery of 15 CRJ-700s and 37 CRJ-900 aircraft. The Company accepted its 38(th) CRJ-900 in October 2005. We also have firm orders for seven additional CRJ-900s (which can be converted to CRJ-700s). In addition to the firm orders, we have an option to acquire an additional 72 CRJ-700 or CRJ-900 regional jets that are exercisable through 2009 and 40 CRJ-700 and CRJ-900 regional jets that are exercisable in 2010 and beyond. In conjunction with the 2001 BRAD Agreement, we had $15.0 million on deposit with BRAD, which was included with lease and equipment deposits at September 30, 2005.
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
     In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2005, our America West code-share agreement accounted for 44% of our consolidated passenger revenues, our US Airways code-share agreement accounted for 31% of our consolidated passenger revenues and our United code-share agreement accounted for 24% of our consolidated passenger revenues. Following the transition of the 59 aircraft previously operated at US Airways, we currently anticipate that our America West code-share agreement will account for approximately 40% of our consolidated passenger revenues, our Delta code-share agreement will account for approximately 20% of our consolidated passenger revenues and our United code-share agreement will account for approximately 35% of our consolidated passenger revenues. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Should America West, Delta or United’s revenue-guarantee code-share agreements be terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.
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

     In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

				Approximate
Type	Location	Ownership		Square Feet
Headquarters	Phoenix, AZ	Leased		36,000
Training/Administration	Phoenix, AZ	Leased		27,000
Hangar/Office	Phoenix, AZ	Leased		22,000
Engine Shop & Commissary	Phoenix, AZ	Leased		25,000
RAS Office/Component Overhaul Facility	Phoenix, AZ	Leased		19,000
Customer Service Training/Storage	Phoenix, AZ	Leased		10,000
Office (East Coast)	Charlotte, NC	Leased		5,500
Hangar	Charlotte, NC	Leased		30,000
Hangar	Columbia, SC		(1)	20,000
Hangar	Grand Junction, CO		(1)	25,000
Hangar/Office	Wichita, KS		(1)	20,000
Training/Administration	Farmington, NM		(1)	10,000
Hangar	Farmington, NM		(1)	24,000
Hangar/Office	Dubois, PA		(1)	23,000
Hangar	Little Rock, AR	Leased		10,000
Hangar	Philadelphia, PA	Leased		10,000
Hangar	Reading, PA		(1)	30,000
Hangar (RAS)	Reading, PA		(1)	32,000

(1)	Building is owned, underlying land is leased.
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
     In June 2003, we completed the private placement of senior convertible notes due 2023, raising approximately $96.9 million net proceeds. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. These notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes, which equals an initial conversion price of approximately $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere in this Form 10-K/A .
     The discussion of cash flows in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2005 reflects a restatement related to uses of cash for capital expenditures from $44.6 million as previously reported to $41.9 million as restated, as a result of a restatement in the 2005 consolidated statement of cash flows. The restatement does not affect the total net change in cash and cash equivalents for the year ended September 30, 2005, and has no impact on the Company’s consolidated balance sheet as of September 30, 2005 and the consolidated statement of income, the consolidated statement of stockholders’ equity and the related income per share amounts for the year ended September 30, 2005.
Executive Overview
General
     Mesa is a holding company whose principal subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2005, the Company served 176 cities in 43 states, the District of Columbia, Canada and Mexico and operated a fleet of 182 aircraft with approximately 1,100 daily departures.
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
     Uses of cash included capital expenditures of $41.9 million, which was primarily attributable to aircraft modifications and provisioning of rotable inventory to support the additional jets, and the purchase of $11.2 million of the Company’s outstanding common stock.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of our debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $0.4 million impact on interest expense. We also have investments in debt securities. If short- term interest rates were to average 10% more than they did in fiscal year 2005 interest income would be impacted by approximately $0.9 million.
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
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements

Page 44	—	Report of Independent Registered Public Accounting Firm.
Page 45	—	Consolidated Statements of Income — Years ended September 30, 2005, 2004 and 2003.
Page 46	—	Consolidated Balance Sheets — September 30, 2005 and 2004.
Page 47	—	Consolidated Statements of Cash Flows — Years ended September 30, 2005 (as restated), 2004 and 2003.
Page 48	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2005, 2004 and 2003.
Page 49	—	Notes to Consolidated Financial Statements.
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
     As discussed in Note 22, the accompanying consolidated statement of cash flows for the year ended September 30, 2005 has been restated.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 (August 4, 2006 as to the effect of the material weakness described in Management’s Report on Internal Controls Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 14, 2005
(August 4, 2006 as to the effects of the restatement discussed in Note 22)

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
	(In thousands)
	(as restated,
	see Note 22)
Cash Flows from Operating Activities:
Net income	$56,867	$26,282	$25,305
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	44,231	28,001	15,519
Tax benefit on stock compensation	160	137	449
Impairment and restructuring charges (credits)	(1,257)	11,895	(10,957)
Deferred income taxes	31,625	18,723	13,702
Gain on involuntary conversion of aircraft	—	—	(1,283)
Unrealized (gain) loss on investment securities	514	620	(255)
Amortization of deferred credits	(6,202)	(6,243)	(5,830)
Amortization of restricted stock awards	1,178	589	—
Provision for (recovery of) doubtful accounts	6,915	4,315	(1,771)
Provision for obsolete expendable parts and supplies	1,195	1,269	1,639
Department of Transportation settlement	—	—	4,154
Minority interest	—	—	5
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(70,154)	(45,584)	(4,786)
Receivables	6,709	(9,566)	3,001
Income tax receivables	762	(1,466)	—
Expendable parts and supplies	(2,693)	(11,415)	(5,445)
Prepaid expenses and other assets	(58,704)	(14,708)	(2,472)
Contract incentive payments	(12,025)	—	—
Accounts payable	5,787	4,921	14,881
Income taxes payable	2,407	(440)	386
Cost to return aircraft held for sale	—	(2,392)	(2,097)
Other accrued liabilities	(2,540)	1,619	6,144

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,775	6,557	50,289

Cash Flows from Investing Activities:
Capital expenditures	(41,873)	(50,283)	(27,370)
Acquisition of Midway	—	(9,160)	—
Proceeds from the sale of flight equipment and expendable inventory	449	2,383	2,637
Proceeds from aircraft insurance	—	—	3,218
Change in restricted cash	636	(9,484)	—
Change in other assets	4,088	(1,181)	935
Lease and equipment deposits	1,608	(5,491)	(12,013)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(35,092)	(73,216)	(32,593)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(26,135)	(16,859)	(15,733)
Principal payments on short-term debt	(2,776)	—	—
Proceeds from senior convertible notes	—	100,000	100,112
Debt issuance costs	(3,177)	(3,009)	(3,262)
Proceeds from pending sale of rotable inventory (customer deposits)	22,750	—	—
Proceeds from financing rotable inventory	—	15,000	—
Proceeds from exercise of stock options and issuance of warrants	813	843	1,775
Common stock purchased and retired	(11,252)	(10,921)	(2,314)
Proceeds from receipt of deferred credits	20,412	2,168	9,375
Distribution to minority interest shareholders	—	—	(972)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	635	87,222	88,981

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,682)	20,563	106,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	173,110	152,547	45,870

CASH AND CASH EQUIVALENTS AT END OF YEAR	$143,428	$173,110	$152,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$45,694	$24,105	$11,665
Cash paid for income taxes	336	1,906	1,130
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft and engine delivered under interim financing provided by manufacturer	$351,187	$463,936	$402,639
Aircraft and engine debt permanently financed as operating lease	(397,432)	(203,362)	(207,034)
Short-term debt permanently financed as long-term debt	(127,355)	(254,728)	—
Long-term debt assumed in Midway asset purchase	—	24,109	—
Inventory and other credits received in conjunction with aircraft financing	11,836	5,073	4,978
Note receivable received in conjunction with financing of rotable inventory	—	6,000	—
Return of aircraft for reduction of long-term debt and accrued interest	—	—	8,164
Rotable inventory reclassified to other assets	4,248	—	—
See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained	Unearned
			Earnings	Compensation
	Number of	Common	(Accumulated	on Restricted
Years Ended September 30, 2005, 2004, and 2003	Shares	Stock	Deficit)	Stock	Total
	(In thousands, except number of shares)
Balance at October 1, 2002	31,989,886	$114,670	$(27,912)	$—	$86,758
Exercise of stock options	270,088	1,465	—	—	1,465
Common stock purchased and retired	(555,349)	(2,314)	—	—	(2,314)
Tax benefit — stock compensation	—	449	—	—	449
Amortization of warrants	—	134	—	—	134
Issuance of warrants	—	176	—	—	176
Net income	—	—	25,305	—	25,305

Balance at September 30, 2003	31,704,625	114,580	(2,607)	—	111,973
Exercise of stock options	110,208	622	—	—	622
Common stock purchased and retired	(1,748,056)	(10,921)	—	—	(10,921)
Restricted stock	—	3,533	—	(3,533)	—
Amortization of restricted stock	—	—	—	589	589
Tax benefit — stock compensation	—	137	—	—	137
Amortization of warrants	—	135	—	—	135
Issuance of warrants	—	87	—	—	87
Net income	—	—	26,282	—	26,282

Balance at September 30, 2004	30,066,777	108,173	23,675	(2,944)	128,904
Exercise of stock options	165,609	712	—	—	712
Common stock purchased and retired	(1,792,516)	(11,252)	—	—	(11,252)
Issuance of restricted stock	428,297	—	—	—	—
Amortization of restricted stock	—	—	—	1,178	1,178
Tax benefit — stock compensation	—	160	—	—	160
Amortization of warrants	—	33	—	—	33
Issuance of warrants	—	68	—	—	68
Net income	—	—	56,867	—	56,867

Balance at September 30, 2005	28,868,167	$97,894	$80,542	$(1,766)	$176,670

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
     Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings	30 years
Flight equipment	7-20 years
Equipment	5-12 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable inventory	Life of the aircraft or term of the lease, whichever is less
Leasehold improvements	Life of asset or term of lease, which ever is less
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
Segment Reporting
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into three reportable segments; Mesa Airlines, Air Midwest/Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft pursuant to revenue-

guarantee code-share agreements. Air Midwest and Freedom primarily operate the Company’s Beech 1900D turboprop aircraft pursuant to pro-rate code-share agreements. The Other reportable segment includes Mesa Air Group, RAS, MPD, MAG-AIM and MAGI, all of which support Mesa’s operating subsidiaries.
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
     In June 2003, the Company completed the private placement of senior convertible notes (the “June 2003 Notes”) due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on these notes at a rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. The June 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.
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
     Long-term debt consists of the following:

	September 30,
	2005	2004
	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$348,452	$248,135
Senior convertible notes due June 2023	100,112	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at variable rates of interest ranging from 3.64% to 6.57% at September 30, 2005, collateralized by the underlying aircraft	87,949	93,900
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	24,181	25,758
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	2,578	3,363
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	923	961
Other	174	234

Total debt	664,369	572,463
Less current portion	(27,787)	(21,850)

Long-term debt	$636,582	$550,613

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
     Transactions involving stock options under these plans are summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	4,572	$7.05	4,376	$6.73	3,843	$7.10
Granted	947	6.58	430	9.89	1,019	4.96
Exercised	(166)	4.75	(110)	5.58	(270)	5.42
Canceled/Forfeited	(147)	8.07	(124)	6.95	(216)	6.51

Outstanding at end of year	5,206	$6.99	4,572	$7.20	4,376	$6.73

Exercisable at end of year	3,765	$7.04	3,161	$7.13	2,485	$7.47

     At September 30, 2005, the range of exercise prices for the aforementioned options was $2.31 to $12.56.
     The following table summarizes information concerning options outstanding at September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.73 - $3.45	28,723	2.0 Years	$2.44	26,256	$2.37
$3.46 - $5.18	1,204,455	5.5 Years	4.57	959,357	4.50
$5.19 - $6.90	1,580,592	6.2 Years	6.09	889,068	5.99
$6.91 - $8.63	1,820,568	4.2 Years	8.12	1,441,168	8.23
$8.64 - $10.35	92,956	5.9 Years	9.59	86,489	9.57
$10.36 - $12.08	359,280	4.6 Years	11.23	313,082	11.18
$12.09 - $13.80	119,368	3.8 Years	12.51	49,502	12.46

Options at September 30, 2005	5,205,942	5.2 Years	6.99	3,764,922	7.04

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
September 30
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
19. Segment Reporting
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. In fiscal 2005, the Company aggregated these subsidiaries into three reportable segments: Mesa Airlines, Air Midwest/Freedom and Other. Mesa Airlines operates all of the Company’s regional jets and Dash-8 aircraft pursuant to revenue-guarantee code-share agreements. Air Midwest and Freedom primarily operate the Company’s Beech 1900 turboprop aircraft pursuant to pro-rate code-share agreements. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Prior to October 2004, the Company operated regional jets in both Mesa and Freedom. In October 2004, the Company completed its transition of regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As such, the Company has aggregated Freedom with Air Midwest beginning in the first quarter of fiscal 2005. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries.
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

		Air
		Midwest/
Year Ended September 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total
Total operating revenues	$1,064,093	$62,681	$297,764	$(288,270)	$1,136,268
Depreciation and amortization	39,718	232	4,666	(385)	44,231
Operating income (loss)	138,310	(7,482)	41,855	(43,421)	129,262
Interest expense	(33,202)	—	(11,838)	574	(44,466)
Interest income	2,859	13	603	(574)	2,901
Income (loss) before income tax	113,001	(7,838)	30,424	(43,421)	92,166
Income tax (benefit)	43,280	(3,002)	(11,652)	(16,631)	35,299
Total assets	1,328,180	10,705	320,631	(491,845)	1,167,671
Capital expenditures (including non- cash)	377,741	49	19,518	—	397,308

	Mesa/	Air
Year Ended September 30, 2004 (000’s)	Freedom	Midwest	Other	Eliminations	Total
Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Depreciation and amortization	24,749	432	2,820	—	28,001
Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358
Interest expense	(16,564)	(139)	(8,645)	285	(25,063)
Interest income	851	6	591	(285)	1,163
Income (loss) before income tax	67,311	(9,830)	45,082	(57,382)	45,181
Income tax (benefit)	28,156	(4,112)	18,858	(24,003)	18,899
Total assets	1,054,028	17,196	403,238	(352,923)	1,121,537
Capital expenditures (including non-cash)	474,449	243	39,527	—	514,219

	Mesa/	Air
Year Ended September 30, 2003 (000’s)	Freedom	Midwest	CCAir	Other	Eliminations	Total
Total operating revenues	$507,555	$86,142	$1,254	$175,956	$(170,917)	$599,990
Depreciation and amortization	12,453	709	—	2,538	—	15,700
Operating income (loss)	45,537	(9,391)	11,810	44,034	(36,711)	55,279
Interest expense	(10,997)	—	(173)	(1,720)	226	(12,664)
Interest income	837	4	4	593	(275)	1,163
Income (loss) before income tax and minority interest	28,855	(6,817)	13,486	42,253	(36,757)	41,020
Income tax (benefit)	11,051	(2,611)	5,165	16,183	(14,078)	15,710
Total assets	610,228	19,073	441	310,095	(222,901)	716,936
Capital expenditures (including non-cash)	408,467	121	—	21,421	—	430,009
20. Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year
		(In thousands)
Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2005	$1,481	$1,195	$(529)	$2,147
September 30, 2004	1,906	1,269	(1,694)	1,481
September 30, 2003	267	1,639	—	1,906
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2005	$7,077	$6,915	$(5,137)	$8,855
September 30, 2004	4,681	4,315	(1,919)	7,077
September 30, 2003	12,799	(1,771)	(6,347)	4,681
21. Selected Quarterly Financial Data (Unaudited)
     The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005(1)(3)
Operating revenues	$264,804	$263,816	$298,578	$309,070
Operating Income	28,290	28,405	36,763	35,804
Net income	13,876	10,848	17,135	15,008
Net income per share — basic	$0.47	$0.37	$0.59	$0.52
Net income per share — diluted	$0.32	$0.26	$0.40	$0.36

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004(2)(3)
Operating revenues	$187,553	$209,664	$239,586	$260,009
Operating Income	11,597	6,708	22,785	26,268
Net income	4,134	1,769	9,658	10,721
Net income per share — basic	$0.13	$0.06	$0.31	$0.35
Net income per share — diluted	$0.12	$0.05	$0.25	$0.25

(1)	First quarter amounts include the reversal of certain Shorts aircraft restructuring charges of $1.3 million (pretax).

(2)	Second quarter amounts include restructuring charges of $11.3 million (pretax), third quarter amounts include restructuring charges of $1.1 million, and fourth quarter amounts include the reversal of certain CCAir restructuring charges of $0.4 million (pretax).

(3)	The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

22. Restatement of Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2005, the Company’s management determined that certain changes in other assets were improperly presented in its Consolidated Statement of Cash Flows for the year ended September 30, 2005. Specifically, a $10.0 million contract incentive payment made to United (see Note 15) and $2.0 million of other contract incentive payments were incorrectly classified as a cash outflows from investing activities, rather than cash outflows from operating activities. In addition, there were $5.5 million of prepaid aircraft lease costs were incorrectly classified as investing activities, rather than as operating activities. In addition, $3.2 million of debt issuance costs that were incorrectly classified as cash used in investing activities, rather than as cash outflows from financing activities; and a non-cash transfer of $4.2 million in rotable equipment to non-operating assets was incorrectly presented as a change in other assets, rather than being included in supplemental disclosure as a non-cash transaction. As a result, the accompanying consolidated statement of cash flows for the year ended September 30, 2005, has been restated from the amounts previously reported to correct the presentation of these amounts. A summary of the effects of the restatement on the accompanying consolidated statement of cash flows for the year ended September 30, 2005 is presented below. The restatement has no effect on the total net change in cash and cash equivalents, the Consolidated Statement of Income, the Consolidated Statement of Stockholders’ Equity, the related earnings per share amounts for the year ended September 30, 2005 or the Consolidated Balance Sheet as of September 30, 2005 .

	2005	2005
	(As Restated)	(As previously
		Reported)
Cash Flows from Operating Activities:
Prepaid expenses and other assets	$(58,704)	$(53,234)
Contract incentive payments	(12,025)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,775	22,270
Cash Flows from Investing Activities:
Capital expenditures	(41,873)	(44,561)
Change in other assets	4,088	(13,896)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(35,092)	(55,764)
Cash Flows from Financing Activities:
Deferred issuance costs	(3,177)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	635	3,812
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Rotable inventory reclassified to other assets	$4,248	—
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s management re-evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective solely due to the material weakness related to the presentation of certain items in the consolidated statement of cash flows for the year ended September 30, 2005 as noted below. This conclusion is different than the conclusion disclosed in the original filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 in which management concluded that disclosure controls and procedures were effective. As a result of the material weakness, we performed additional analysis and reviews to provide reasonable assurance that the financial statements included in this Form 10-K/A are fairly presented in accordance with generally accepted accounting principles.
Management’s Report on Internal Control over Financial Reporting (as revised).
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
     In the Company’s 2005 annual report on Form 10-K, filed on December 14, 2005, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of September 30, 2005, the Company’s internal control over financial reporting was effective. As of result of a material misstatement in its 2005 statement of cash flows, which caused the 2005 financial statements to be restated, as described further in Note 22 to the Consolidated Financial Statements, management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2005. Accordingly, management revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005.
     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement.
     Subsequent to the issuance of the original Form 10-K for the year ended September 30, 2005, management determined that the Company’s consolidated statement of cash flows for the year ended September 30, 2005 included in the original Form 10-K should be restated to correct the presentation of the change in other assets for the following components: parts held for sale, contract incentive costs, prepaid rent costs, and debt issuance costs, and accordingly, we restated our consolidated statement of cash flows on Form 10-K/A. This restatement was the result of a material weakness in internal control over financial reporting. Specifically, the Company failed to design and implement appropriate controls over the preparation and presentation of the statement of cash flows in accordance with generally accepted accounting principles.
     Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, management revised their assessment of the effectiveness of internal control over financial reporting. Management based this revised assessment on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s revised assessment the Company’s management concluded that, as of September 30, 2005, internal control over financial reporting was not effective, as a result of the material weakness related to the presentation in the statement of cash flows. We identified no other material weaknesses in performing our assessment and reaching our conclusion.
     Management’s revised assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Mesa Air Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our report dated December 14, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement in its 2005 statement of cash flows, which caused the 2005 financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 expressed herein is different from that expressed in our previous report.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: the Company failed to design and implement appropriate controls over the preparation and presentation of the statement of cash flows in accordance with generally accepted accounting principles. As a result, the Company failed to detect errors in the classification of the change in other assets in the statement of cash flows for the following items within the change in other assets: parts held for sale, contract incentive costs, prepaid rent costs, and debt issuance costs. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements for the fiscal year ended September 30, 2005, as more fully described in Note 22 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2005, of the Company and this report does not affect our report on such financial statements.
     In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 14, 2005 (August 4, 2006 as to the effects of the restatement described in Note 22 to the Consolidated Financial Statements) expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the Company’s significant code-sharing agreements and the restatement described in Note 22.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
December 14, 2005 (August 4, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

Item 9B. Other Information
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
2. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference
3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference

4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference

4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.9	Form of Guarantee (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

10.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.3	Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.4	1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.5	2005 Employee Stock Incentive Plan	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.6	Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.7	2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.8	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.9	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference

10.10	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for Fiscal year ended September 30, 2002 and incorporated herein by reference

10.11	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.12	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.13	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.16	Service Agreement dated as of November 11, 1997 between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference

10.17	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.18	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.19	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.20	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.21	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.22	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.23	Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.24	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004, between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference

10.26	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.27	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.28	Reimbursement Agreement dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.29	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.30	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference

10.31	Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.32	Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.33	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference and incorporated herein by reference

10.34	Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed as Exhibit 10.34 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.35	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.36(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference

21.1	Subsidiaries of the Registrant	Filed as Exhibit 21.1 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

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
Dated: August 4, 2005
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

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	August 4, 2006

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	August 4, 2006

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	August 4, 2006

/s/ MAURICE A. PARKER Maurice A. Parker	Director	August 4, 2006

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	August 4, 2006

/s/ ROBERT BELESON Robert Beleson	Director	August 4, 2006

/s/ PETER F. NOSTRAND Peter F. Nostrand	Director	August 4, 2006

/s/ CARLOS BONILLA Carlos Bonilla	Director	August 4, 2006

/s/ RICHARD THAYER Richard Thayer	Director	August 4, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference

4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference

4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference

4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representative of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference

4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference

10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

10.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.3	Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.4	1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.5	2005 Employee Stock Incentive Plan	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.6	Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.7	2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.8	Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.9	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference

10.10	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.11	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.12	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.13	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.16	Service Agreement dated as of November 11, 1997, between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.86 to Form 10-K for fiscal year ended September 30, 1998 and incorporated herein by reference

10.17	First Amendment to Service Agreement dated as of November 24, 1999, by and between Mesa Airlines, Inc. and US Airways, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.18	Second Amendment to Service Agreement dated as of October 6, 2000, by and between Mesa Airlines, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.19	Third Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.20	Fourth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc. and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.18 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.21	Fifth Amendment to Service Agreement dated as of October 17, 2002, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.19 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.22	Sixth Amendment to Service Agreement dated as of August 14, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.13 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.23	Seventh Amendment to Service Agreement dated as of November 24, 2003, by and between Mesa Airlines, Inc., and US Airways (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.24	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

10.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004 between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference

10.26	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.27	Delta Connection Agreement , dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.28	Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

10.29	Master Purchase Agreement between Bombardier, Inc. and the Registrant dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.30	Agreement between the Registrant and Barlow Capital, LLC, as amended	Filed as Exhibit 10.23 to Registrant’s Form 10-K for fiscal year ended September 30, 2001 and incorporated herein by reference

10.31	Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.32	Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference

10.33	Employment Agreement, dated as of December 6, 2001 between the Registrant and George Murnane III, as amended	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

Exhibit
Number	Description	Reference
10.34	Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

10.35	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference

10.36(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.