Form 10-Q/A
period 2005-12-31
MESA AIR GROUP INC
filed 2006-08-09
CIK 810332

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 for the purpose of amending and restating Item 1, containing our unaudited consolidated financial statements and related notes as of December 31, 2005 and for quarter then ended. The restatement relates to the presentation of a certain cash flow item that was improperly categorized as a financing activity rather than as an investing activity and is further discussed in Note 18 to the restated condensed consolidated financial statements included herein. The restatement does not affect the total net change in cash and cash equivalents as of December 31, 2005 and has no impact on the Company’s condensed consolidated balance sheets, consolidated statements of income or the related earnings per share amounts. We have also updated Item 4 relating to Controls and Procedures. We have also filed updated certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933.
Other than the changes regarding the restatement and the related disclosures and the changes described in the preceding paragraph, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on February 9, 2006. This amendment should be read together with our Annual Report on Form 10-K/A for the year ended September 30, 2005, as filed with the U.S. Securities and Exchange Commission on August 7, 2006.

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
	(Unaudited)
	(In thousands)
	(as restated,
	see Note 18)
Cash Flows from Operating Activities:
Net income	$12,991	$13,876
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,182	9,173
Impairment and restructuring charges (credits)	—	(1,257)
Stock based compensation expense	803	—
Deferred income taxes	7,297	8,614
Unrealized (gain) loss on marketable securities	303	(3,322)
Amortization of deferred credits	(1,933)	(1,740)
Amortization of restricted stock awards	294	294
Provision for obsolete expendable parts and supplies	169	300
Provision for doubtful accounts	530	1,340
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(15,275)	(6,719)
Receivables	3,575	10,908
Income tax receivables	(435)	(45)
Expendable parts and supplies	1,825	1,568
Prepaid expenses and other current assets	21,158	1,006
Contract incentive payments	(20,000)	—
Accounts payable	(9,036)	(739)
Income taxes payable	(2,863)	(13)
Other accrued liabilities	8,214	(5,334)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,799	27,910

Cash Flows from Investing Activities:
Proceeds from sale of rotable spare parts	15,750	—
Capital expenditures	(3,076)	(21,279)
Proceeds from sale of flight equipment and expendable inventory	215	—
Change in restricted cash	(2,824)	(231)
Change in other assets	592	(1,972)
Net returns of lease and equipment deposits	617	3,313

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,274	(20,169)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(6,555)	(6,075)
Proceeds from exercise of stock options and issuance of warrants	720	227
Repayments of financing of rotable spare parts	(17,768)	—
Tax benefit-stock compensation	302	45
Common stock purchased and retired	(193)	(1,897)
Proceeds from receipt of deferred credits	—	1,099

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,494)	(6,601)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,579	1,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,428	220,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,007	$222,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,220	$9,967
Cash paid for income taxes, net	3,985	155
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$27,516	$26,578
Inventory and other credits received in conjunction with aircraft financing	1,791	—
Conversion of convertible debentures to common stock	4,800	—
Note receivable received from sale of rotable spare parts	18,835	—
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Business and Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2005.
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
7. Sale Leaseback of Rotable Spare Parts
     In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.5 million in cash and $21.5 million in notes receivable to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million, which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

     Future minimum payments under the agreement are as follows:

Years Ending
September 30,
(In thousands)
2006	$16,548
2007	23,127
2008	26,650
2009	29,371
2010	32,225
Thereafter	169,090
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
14. Interest Expense
     Included in interest expense on the condensed consolidated statements of income was interest expense related to aircraft financing of $7.1 million and $6.1 million for the three months ended December 31, 2005 and 2004, respectively.
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

16. Stockholders’ Equity
     The Company has stock option plans. Prior to October 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method: option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.
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
18. Restatement of Financial Statements
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended December 31, 2005, the Company’s management determined that a certain cash flow item was improperly categorized as a financing activity rather than as an investing activity in the Condensed Consolidated Statement of Cash Flows for the period ended December 31, 2005. Specifically, $15.8 million received from the sale of certain rotable spare parts to AAR (see Note 7) was incorrectly classified as a cash inflow from financing activities, rather than as a cash inflow from investing activities. As a result, the accompanying condensed consolidated statement of cash flows for the period ended December 31, 2005, has been restated from the amounts previously reported to correct the presentation of these amounts. A summary of the effects of the restatement on the accompanying condensed consolidated statement of cash flows for the quarter ended December 31, 2005 is presented below. The restatement has no effect on the total net change in cash and cash equivalents, the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Stockholders’ Equity, the related earnings per share amounts for the quarter ended December 31, 2005 or the Condensed Consolidated Balance Sheet as of December 31, 2005 .

		(As previously
	(As Restated)	Reported)
Cash Flows from Investing Activies:
Proceeds from the sale of rotable spare parts	$15,750	$—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,274	(4,476)
Cash Flows from Financing Activities:
Proceeds from the sale of rotable spare parts	—	15,750
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,494)	(7,744)

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
Forward-Looking Statements
          This Quarterly Report on Form 10-Q/A contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the ability of Delta Air Lines to reject our code-share agreements in bankruptcy; the inability to transition the planes we currently fly under our code-share agreement with Pre-Merger US Airways without undue cost and expense; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; changes in Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q/A.
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
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
          The following discussion gives effect to the restatement described in Note 18 to the condensed consolidated financial statements.
          At December 31, 2005, we had cash, cash equivalents, and marketable securities (including restricted cash) of $302.8 million, compared to $280.4 million at September 30, 2005. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
          Sources of cash included $31.8 million provided from operations (excluding $15.3 million in net purchases and $0.3 million in unrealized losses on securities) and $15.8 million from the sale and leaseback of rotable parts.
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
Item 4. Controls and Procedures.
          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were not effective solely due to the material weakness related to controls over the preparation and presentation of certain items in the condensed consolidated statement of cash flows in accordance with generally accepted accounting principles for the quarter ended December 31, 2005. This material weakness resulted in the restatement described in Note 18 to the condensed consolidated financial statements. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 in which management concluded that disclosure controls and procedures were effective. As a result of the material weakness, we have performed additional analysis and reviews to provide reasonable assurance that the financial statements included in this Form 10-Q/A are fairly presented in accordance with generally accepted accounting principles. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

George Murnane III
Executive Vice President and CFO
Dated: August 9, 2006

Index to Exhibits

Exhibits:
Exhibit 31 .1	Certification Pursuant to Rule13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 31 .2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

Exhibit 32 .1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32 .2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002