Form 10-Q
period 2006-06-30
MESA AIR GROUP INC
filed 2006-08-09
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended June 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     On August 2, 2006, the registrant had outstanding 36,267,542 shares of Common Stock.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues:
Passenger	$331,967	$289,782	$953,034	$801,699
Freight and other	7,070	8,796	21,685	25,498

Total operating revenues	339,037	298,578	974,719	827,197

Operating expenses:
Flight operations	92,927	78,295	273,625	236,633
Fuel	121,990	81,426	329,996	213,734
Maintenance	60,849	52,302	163,993	147,836
Aircraft and traffic servicing	20,883	17,221	55,403	51,589
Promotion and sales	1,335	961	2,989	3,121
General and administrative	14,335	20,022	47,240	51,211
Depreciation and amortization	8,998	11,588	27,005	30,873
Bankruptcy settlement	(9,742)	—	(9,742)	—
Impairment and restructuring charges (credits)	—	—	—	(1,257)

Total operating expenses	311,575	261,815	890,509	733,740

Operating income	27,462	36,763	84,210	93,457

Other income (expense):
Interest expense	(9,415)	(11,555)	(27,710)	(30,490)
Interest income	3,609	784	9,206	1,842
Other income (expense)	(3,668)	1,778	(17,995)	3,032

Total other income (expense)	(9,474)	(8,993)	(36,499)	(25,616)

Income before income taxes	17,988	27,770	47,711	67,841
Income taxes	7,059	10,635	18,502	25,983

Net income	$10,929	$17,135	$29,209	$41,858

Income per common share:
Basic	$0.30	$0.59	$0.89	$1.43
Diluted	$0.25	$0.40	$0.73	$1.00
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$80,801	$143,428
Marketable securities	177,161	128,162
Restricted cash	11,726	8,848
Receivables, net	51,023	28,956
Income tax receivable	3,003	704
Expendable parts and supplies, net	32,229	36,288
Prepaid expenses and other current assets	127,261	98,267
Deferred income taxes	4,245	8,256

Total current assets	487,449	452,909
Property and equipment, net	617,305	642,914
Lease and equipment deposits	26,854	25,428
Other assets	75,621	46,420

Total assets	$1,207,229	$1,167,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,397	$27,787
Short-term debt	82,110	54,594
Accounts payable	52,954	52,608
Air traffic liability	5,192	2,169
Accrued compensation	6,421	3,829
Deposit on pending sale of rotable spare parts	—	22,750
Rotable spare parts financing liability	—	19,685
Income taxes payable	603	2,863
Other accrued expenses	39,020	30,512

Total current liabilities	215,697	216,797
Long-term debt, excluding current portion	549,965	636,582
Deferred credits	102,960	97,497
Deferred income tax liability	41,174	25,684
Other noncurrent liabilities	21,190	14,441

Total liabilities	930,986	991,001

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 36,200,769 and 28,868,167 shares issued and outstanding, respectively	166,492	96,128
Retained earnings	109,751	80,542

Total stockholders’ equity	276,243	176,670

Total liabilities and stockholders’ equity	$1,207,229	$1,167,671

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$29,209	$41,858
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	27,005	30,873
Impairment and restructuring charges (credits)	—	(1,257)
Deferred income taxes	19,501	25,816
Unrealized (gain) loss on marketable securities	4,615	(744)
Amortization of deferred credits	(8,728)	(4,789)
Amortization of contract incentive payments	2,500	—
Amortization of restricted stock awards	883	883
Stock option expense	1,852	—
Tax benefit-stock compensation	—	68
Debt origination costs written off	1,800	—
(Gain) loss on sale of assets	611	900
Provision for obsolete expendable parts and supplies	195	900
Provision for doubtful accounts	(4,849)	5,890
Bankruptcy settlement	(9,742)	—
Changes in assets and liabilities:
Net (purchases) sales of investment securities	(53,614)	(67,034)
Receivables	(2,479)	2,870
Income tax receivables	(2,299)	(320)
Expendable parts and supplies	1,601	1,139
Prepaid expenses and other current assets	(28,407)	(18,634)
Other assets	453	—
Contract incentive payments	(20,539)	(10,000)
Accounts payable	347	777
Income taxes payable	(632)	(70)
Other accrued liabilities	18,326	(1,934)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,391)	6,292

Cash Flows from Investing Activities:
Capital expenditures	(26,531)	(32,451)
Proceeds from sale of assets	18,736	—
Change in restricted cash	(2,878)	(612)
Change in other assets	(682)	(227)
Net returns (payments) of lease and equipment deposits	(426)	(146)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,781)	(33,436)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(22,729)	(20,399)
Proceeds from short-term debt	—	2,708
Repayment of financing of rotable spare parts	(15,882)	—
Proceeds from exercise of stock options and issuance of warrants	6,011	371
Common stock purchased and retired	(660)	(10,285)
Proceeds from receipt of deferred credits	4,805	3,339

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28,455)	(24,266)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,627)	(51,410)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	143,428	173,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,801	$121,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$27,675	$29,680
Cash paid for income taxes, net	2,069	16
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing	$27,516	$296,288
Conversion of convertible debentures to common stock	62,278	—

	Nine Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Note receivable received from sale of rotable spare parts	18,835	—
Inventory and other credits received in conjunction with aircraft financing	7,212	—
Rotable spare parts financed with long-term payable	2,373	—
Note payable to aircraft manufacturer for deposits on interim aircraft	—	14,591
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Business and Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended September 30, 2005.
     The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; MPD, Inc. (“MPD”), a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a Pennsylvania corporation; Mesa Leasing, Inc., a Nevada corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services and ground handling services. MAG-AIM is an inventory procurement and sales company. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company has launched its inter-island service in Hawaii under the brand name go! This operation is referred to herein as “go!”
2. Segment Reporting
     Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. In addition, Mesa Airlines began providing inter-island service in Hawaii as go! in the third quarter of fiscal 2006. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines / Freedom, Air Midwest / go! and Other. Mesa Airlines and Freedom Airlines operate regional jets and Dash-8 aircraft pursuant to revenue guarantee contracts. Air Midwest operates the Company’s Beech 1900 turboprop aircraft and go! operates regional jets. Air Midwest and go! assume all revenue risk for their flying. The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Leasing, Inc. and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. In October 2004, the Company transitioned certain of its regional jets from Freedom into Mesa and transferred a B1900D aircraft from Air Midwest into Freedom. As a result, Freedom was grouped with Air Midwest in fiscal 2005 for segment purposes. In fiscal 2006, Freedom began operating under a revenue-guarantee code-share agreement with Delta utilizing ERJ-145 aircraft that were transitioned from Mesa Airlines. As such, the Company has aggregated Freedom with Mesa Airlines beginning in the first quarter of fiscal 2006. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.
     Mesa Airlines and Freedom Airlines provide passenger service with regional jets under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). Mesa Airlines also provides passenger service with Dash-8 aircraft under revenue-guarantee contracts with US Airways and United. As of June 30, 2006, Mesa Airlines and Freedom Airlines operated a fleet of 160 aircraft — 108 CRJs, 36 ERJs and 16 Dash-8s. Prior to operating ERJ 145 aircraft, Freedom most recently operated Beechcraft 1900D under a pro-rate agreement with US Airways.

     Air Midwest provides passenger service with Beechcraft 1900D aircraft under pro-rate contracts with US Airways and Midwest Airlines, Inc. (“Midwest Airlines”) as well as independent operations as Mesa Airlines. As of June 30, 2006, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft. Mesa Airlines, operating as go!, provides independent inter-island Hawaiian passenger service with CRJ-200 aircraft. go! operated a fleet of five CRJ-200 as of June 30, 2006. Air Midwest and Mesa, operating as go!, do not receive contractually-guaranteed revenue for their operations.
     Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company’s operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics.

Three Months Ended	Mesa/	Air Midwest/
June 30, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total
Total operating revenues	$325,262	$14,247	$68,116	$(68,588)	$339,037
Depreciation and amortization	7,710	116	1,172	—	8,998
Operating income (loss)	29,147	(2,751)	10,618	(9,552)	27,462
Interest expense	(7,230)	(21)	(2,312)	146	(9,415)
Interest income	3,220	11	524	(146)	3,609
Income (loss) before income tax	21,778	(2,745)	8,508	(9,553)	17,988
Income tax (benefit)	8,581	(1,073)	3,294	(3,743)	7,059
Total assets	1,386,844	13,877	481,316	(674,808)	1,207,229
Capital expenditures (including non-cash)	6,199	2,558	10,984	—	19,471

Three Months Ended		Air Midwest/
June 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total
Total operating revenues	$282,012	$14,052	$75,547	$(73,033)	$298,578
Depreciation and amortization	10,590	58	1,325	(385)	11,588
Operating income (loss)	39,244	(1,692)	10,064	(10,853)	36,763
Interest expense	(8,653)	—	(3,045)	143	(11,555)
Interest income	779	4	144	(143)	784
Income (loss) before income tax	33,201	(2,036)	7,458	(10,853)	27,770
Income tax (benefit)	12,716	(779)	2,855	(4,157)	10,635
Total assets	1,587,883	13,265	257,032	(405,380)	1,452,800
Capital expenditures (including non-cash)	124,602	—	15,027	—	139,629

Nine Months Ended	Mesa/	Air Midwest/
June 30, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total
Total operating revenues	$930,605	$39,855	$172,752	$(168,493)	$974,719
Depreciation and amortization	23,084	173	3,748	—	27,005
Operating income (loss)	85,925	(5,255)	26,742	(23,202)	84,210
Interest expense	(19,909)	(21)	(8,216)	436	(27,710)
Interest income	8,533	19	1,090	(436)	9,206
Income (loss) before income tax	70,302	(5,850)	6,462	(23,203)	47,711
Income tax (benefit)	27,263	(2,269)	2,506	(8,998)	18,502
Total assets	1,386,844	13,877	481,316	(674,808)	1,207,229
Capital expenditures (including non-cash)	37,662	2,573	16,186	—	56,421

Nine Months Ended		Air Midwest/
June 30, 2005 (000’s)	Mesa	Freedom	Other	Eliminations	Total
Total operating revenues	$770,488	$49,663	$223,171	$(216,125)	$827,197
Depreciation and amortization	27,656	184	3,418	(385)	30,873
Operating income (loss)	100,630	(6,855)	32,559	(32,877)	93,457
Interest expense	(22,119)	—	(8,800)	429	(30,490)
Interest income	1,823	9	439	(429)	1,842
Income (loss) before income tax	84,007	(7,214)	23,925	(32,877)	67,841
Income tax (benefit)	32,174	(2,763)	9,163	(12,591)	25,983
Total assets	1,587,883	13,265	257,032	(405,380)	1,452,800
Capital expenditures (including non-cash)	276,305	—	52,434	—	328,739
3. Marketable Securities
     The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities and intermediate-term debt instruments.

     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $177.2 million in marketable securities that include US Treasury notes, government bonds, corporate bonds, short positions on common equity securities and auction rate securities (“ARS”). These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at June 30, 2006 and September 30, 2005, were $4.6 million and $0.5 million, respectively.
     ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at June 30, 2006 and September 30, 2005 includes investments in ARS of $48.3 million and $46.7 million, respectively.
     In the third quarter of fiscal 2006, the Company entered into a short position on certain equity securities in order to hedge its exposure to shares expected to be received in connection with a settlement. The Company marks short positions to market at each reporting period with the associated gain or loss in value reflected in other income (expense) in the condensed consolidated statement of income. Included in marketable securities are liabilities related to short positions on common equity securities of $2.6 million at June 30, 2006. The short position was closed subsequent to June 30, 2006.
4. Restricted Cash
     At June 30, 2006, the Company had $11.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $6.7 million of outstanding letters of credit at June 30, 2006 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.
5. Bankruptcy Settlement
     In the quarter ended June 30, 2006, the Company determined, based upon publicly available bankruptcy court documents, that its minimum distribution from its US Airways bankruptcy claim would be 301,937 shares of US Airways common stock. The Company valued the minimum amount to be received based upon the closing market price of the stock on June 30, 2006 of $50.54 per share; applied the expected proceeds to existing receivables and recorded the remaining amount of $9.7 million as a bankruptcy settlement in the condensed consolidated statement of income. On July 11, 2006, the Company received 351,456 shares of US Airways common stock. The difference between the number of shares actually received and the amount recorded at June 30, 2006, will be valued at the market price of the shares on the date of receipt and recorded as a bankruptcy settlement in the fourth quarter.
6. Concentrations
     The Company has code-share agreements with US Airways, United, Delta and Midwest Airlines. Approximately 99% of the Company’s consolidated passenger revenue for the three months ended June 30, 2006 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 40% and 35% of total gross accounts receivable at June 30, 2006 and September 30, 2005, respectively.
     Prior to the merger of America West and US Airways, US Airways filed for Chapter 11 bankruptcy protection on September 12, 2004. As a result of US Airways’ emergence from bankruptcy in September 2005 and their non-assumption of the Company’s revenue-guarantee code-share agreement, the Company expanded its regional jet revenue-guarantee code-share agreement with United and entered into a new revenue-guarantee code-share agreement with Delta. The Company completed the transition of aircraft from US Airways to United and Delta during the third quarter of fiscal year 2006. In addition, on September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed the code-share agreement with the Company in its bankruptcy proceeding and could choose to terminate our regional jet agreement or seek to renegotiate the agreement on less favorable terms. At June 30, 2006, we operated twenty-six regional jet aircraft under the Delta agreement. Non-assumption of the Delta agreement in the bankruptcy proceeding could have a material adverse effect on our business, financial condition and results of operations.
7. Contract Incentives
     In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s currently terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company made three $10 million payments to United as follows: i) $10 million in June 2005, ii) $10 million in October 2005, and iii) $10 million in November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the condensed consolidated balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $1.0 million and $2.5 million was recorded for the three and nine-month periods ended June 30, 2006, respectively.
8. Sale Leaseback of Rotable Spare Parts
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
     Future minimum payments under the agreement are as follows:

Years Ending
September 30,
(In thousands)
2006	$5,554
2007	23,127
2008	26,650
2009	29,371
2010	32,225
Thereafter	169,090
     In June 2006, the Company entered into a separate two-year agreement with AAR, for the management and repair of the Company’s CRJ-200 aircraft rotable spare parts inventory associated with its go! operations. Under the agreement, the Company transferred certain existing spare parts inventory to AAR for $1.2 million in cash. AAR is required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. At termination, the Company has guaranteed the fair value of the underlying rotables. Based on this arrangement, the Company accounts for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR as a liability.
9. Deferred Credits
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
10. Short-Term Debt

     The Company had three aircraft on interim financing with the manufacturer at June 30, 2006. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its condensed consolidated balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
     At June 30, 2006 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements typically have an initial term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer allows for the Company to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to June 30, 2006, the Company began making principal payments on these notes in the amount of $0.1 million per aircraft per month.
11. Notes Payable and Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	September 30,
	2006	2005
	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$334,271	$348,452
Senior convertible notes due June 2023	37,834	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011 at a current variable interest rate of 6.07%, collateralized by the underlying aircraft	80,855	87,947
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	23,178	24,181
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	2,185	2,578
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	892	923
Other	147	174

Total debt	579,362	664,369
Less current portion	(29,397)	(27,787)

Long-term debt	$549,965	$636,582

     During fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6,227,845 shares of Mesa common stock in accordance with the terms of these Notes and also paid approximately $11.3 million to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. Amounts paid to Noteholders and the write-off of debt issue costs were recorded as Other Expense in the condensed consolidated statement of income. Under the terms of the Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders under certain circumstances. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.
12. Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Share calculation:
Weighted average shares — basic	36,020	28,830	32,980	29,297
Effect of dilutive outstanding stock options and warrants	708	105	1,017	111

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Effect of restricted stock	29	286	9	286
Effect of dilutive outstanding convertible debt	10,704	16,933	10,704	16,933

Weighted average shares — diluted	47,461	46,154	44,710	46,627

Adjustments to net income:
Net income	$10,929	$17,135	$29,209	$41,858
Interest expense on convertible debt, net of tax	900	1,524	3,428	4,573

Adjusted net income	$11,829	$18,659	$32,637	$46,431

     Options to purchase 322,586 and 1,133,663 shares of common stock were outstanding during the quarters ended June 30, 2006 and 2005, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.
13. Stock Repurchase Program
     The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of June 30, 2006, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.7 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
     The Company repurchased the following shares for $0.5 million during the three months ended June 30, 2006:

Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
June 2006	52,806	$8.84	8,112,667	11,309,594
14. Beechcraft 1900D Cost Reductions
     On February 7, 2002, the Company entered into an agreement with Raytheon Aircraft Credit Company (the “Raytheon Agreement”) to reduce the operating costs of its Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon satisfying certain spending requirements and, among other things, the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.2 million as a result of reductions in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended June 30, 2006 and 2005. Approximately $3.9 million and $4.0 million was recorded as a reduction to expense during the nine months ended June 30, 2006 and 2005, respectively.
     In return, the Company granted Raytheon an option to purchase up to 233,068 warrants at a purchase price of $1.50 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. At June 30, 2006, Raytheon was vested in all 233,068 warrants and exercised its option to purchase these warrants in prior years.
15. Interest Expense
     Included in interest expense on the condensed consolidated statements of income was interest expense related to aircraft financing of $7.9 million and $8.8 million for the three months ended June 30, 2006 and 2005, respectively, and $22.0 million and $22.1 million for the nine months ended June 30, 2006 and 2005, respectively.
16. Impairment of Long-Lived Assets
     The changes in the impairment and restructuring charges for the periods ended June 30, 2006 and 2005 are as follows:

	Reserve				Reserve			Reserve
	Oct. 1,	Reversal of	Non-Cash	Cash	Dec. 31,	Cash	Non-Cash	Mar. 31,
Description of Charge	2004	Charges	Utilized	Utilized	2004	Utilized	Utilized	2005
Restructuring:
Costs to return aircraft	$(2,217)	$1,187	$—	$—	$(1,030)	$1,030	$—	$—
Aircraft lease payments	(450)	70	77	36	(267)	36	147	(84)

Total	$(2,667)	$1,257	$77	$36	$(1,297)	$1,066	$147	$(84)

	Reserve		Reserve
	Mar. 31,	Cash	Jun. 30,
Description of Charge	2005	Utilized	2005
Restructuring:
Aircraft lease payments	$(84)	$36	$(48)

17. Stockholders’ Equity
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
     Stock-based compensation cost recognized in the quarter ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The Company estimates the fair value of stock awards issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted during the quarter ended June 30, 2006 was $6.75. The weighted average fair value of options granted during the nine months ended June 30, 2006 was $6.53. The following assumptions were used to value stock option grants during the following period:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Dividend yield	0.0%	0.0%
Expected volatility	67.2%	67.5%
Risk-free interest rate	5.67%	5.27%
Forfeiture rate(1)	7.57%	7.57%
Expected lives (in years)	6.1	6.1

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.
     Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
	(In thousands)	(In thousands)
General and administrative expenses:
Stock options expense	$401	$1,851
Restricted stock expense	294	883

Total	$695	$2,734

     As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 0.9 years.
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

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(In thousands)	(In thousands)
Net income as reported	$17,135	$41,858
Stock-based employee compensation cost, net of tax	(314)	(640)

Pro forma net income	16,821	41,218
Interest expense on convertible debt, net of tax	1,524	4,573

Adjusted pro forma net income	$18,345	$45,791

Net income per share — Basic:
As reported	$0.59	$1.43

Pro forma	$0.58	$1.41

Net income per share — Diluted:
As reported	$0.40	$1.00

Pro forma	$0.40	$0.98

     A summary of award activity under the stock option plans as of June 30, 2006 and changes during the three and nine month periods then ended are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(000)		(000)
Outstanding at beginning of period	2,908	$7.16	3,765	$7.04
Granted	44	10.90	63	10.59
Exercised	(65)	5.73	(866)	5.09
Canceled/Forfeited	(63)	—	(138)	—

Outstanding at end of period	2,824	$7.26	2,824	$7.26

Exercisable at end of period	2,080	$7.17	2,080	$7.17

     The Company has 2,080,134 fully vested options outstanding as of June 30, 2006, which have a weighted average exercise price of $7.17, an aggregate intrinsic value of $9.1 million and a weighted average remaining contractual term of 4.5 years. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $0.4 million and $0.1 million, respectively. The total intrinsic value of options exercised during the nine-month periods ended June 30, 2006 and 2005 was $4.0 million and $0.2 million, respectively.
     A summary of the activity for nonvested share awards as of June 30, 2006 and changes during the three and nine month periods then ended are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(000)		(000)
Nonvested at beginning of period	1,056	$7.00	1,056	$7.00
Granted	44	10.90	44	10.90
Vested	(356)	7.21	(356)	7.21
Forfeited	—	—	—	—

Nonvested at end of period	744	$7.52	744	$7.52

18. Commitments and Contingencies
     In May 2001, the Company entered into an agreement with Bombardier Regional Aircraft Division (“BRAD”) under which the Company has an option to acquire 80 CRJ-700 and CRJ-900 regional jets. In January 2004, the Company converted options on 20 CRJ-900 aircraft to firm orders (seven of which can be converted to CRJ-700s). As of June 30, 2006, the Company has taken delivery of 13 CRJ-900 aircraft under the converted options. In conjunction with this purchase agreement, Mesa had $16.0 million on deposit with BRAD that was included in lease and equipment deposits at June 30, 2006. The BRAD deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft on order ($3.0 million per aircraft) and $1.0 million at the Company’s option.
     In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleges, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, requests that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control (the “Turnover Claim”), and an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
     The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to answering Hawaiian’s complaint, the Company filed a counterclaim containing three counts against Hawaiian. The Bankruptcy Court dismissed two of these counts, but the Company’s primary allegation that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act in violation of the Sherman Anti-trust Act remains. Although the United States District Court for the District of Hawaii (the “District Court”) denied the Company’s initial efforts to immediately withdraw the entire lawsuit from the Bankruptcy Court to the District Court, the District Court indicated that it may later withdraw the lawsuit or the Company’s counterclaim prior to a trial. A trial is scheduled for April 2, 2007.
     In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint. The Bankruptcy Court denied the Company’s motion to dismiss the Turnover Claim. The Company does not believe that this denial has a material impact on the Company’s position in the lawsuit.
     In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Company denies these allegations and intends to vigorously defend against Hawaiian’s request for a preliminary injunction. If Hawaiian is successful in obtaining a preliminary injunction, however, the Company’s inter-island operations in Hawaii will effectively cease for one year. A hearing in this regard is scheduled for September 15, 2006.

     In the event a preliminary injunction is issued in favor of Hawaiian, the Company believes the cessation and winding down of its operations in Hawaii could have an adverse impact on its financial condition or results of operations for a period of approximately six months following such event. The litigation and claims noted above are subject to inherent uncertainties and the Company’s view of such matters may change in the future.
     The Company is involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.
19. Subsequent Event
     In July 2006, the Company, through a newly formed wholly owned subsidiary, contributed $15 million to the capital of a limited liability company. The purpose of the limited liability company is to make certain strategic investments.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of US Airways, Delta Air Lines or United Airlines to pay their obligations under the code-share agreements; the ability of Delta Air Lines to reject our code-share agreements in bankruptcy; the inability to transition the planes we currently fly under our code-share agreement with Pre-Merger US Airways without undue cost and expense; an increase in competition along the routes Mesa operates or plans to operate; the inability to profitably operate our Hawaiian airline service; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; changes in Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.
     All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.
     Investors should read the risks identified under “Item 1.A. — Risk Factors” above for a more detailed discussion of these and other factors.
GENERAL

  Executive Overview
  General
     Mesa is a holding company whose principle subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of June 30, 2006, we served 173 cities in 46 states, the District of Columbia, Canada and Mexico and operated a fleet of 185 aircraft with approximately 1,200 daily departures.
     Approximately 99% of our consolidated passenger revenues for the quarter ended June 30, 2006 was derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with US Airways, United Airlines, Delta Air Lines and Midwest Airlines. Our remaining passenger revenues are derived from our independent operations.
     In the third quarter of fiscal 2006, approximately 97% of our passenger revenue was associated with revenue-guarantee flying. The US Airways (regional jet and Dash-8), United (regional jet and Dash-8), and Delta (regional jet) code-share agreements are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. We are also eligible to receive additional compensation based upon our performance under certain of our revenue-guarantee contracts. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the third quarter of fiscal 2006, approximately 98% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.
     In the third quarter of fiscal 2006, approximately 3% of our passenger revenue was associated with pro-rate and independent flying. The US Airways (Beechcraft 1900D turboprop) and Midwest Airlines code-share agreements are pro-rate agreements, for which we received an allocated portion of each passenger’s fare and we pay all of the costs of transporting the passenger.
     In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.
  Fleet
     In June 2006, we began taking delivery of Dash-8 aircraft that will be flown by Freedom Airlines beginning in the fourth quarter of fiscal 2006 under a new agreement with Delta in support of their expanding operations at their New York-JFK hub.
     Also in June 2006, we launched our independent, inter-island Hawaii service under the brand name go!, with three aircraft and doubled our schedule on June 30th when we added two additional aircraft. In June, go! had an overall completion factor of 100%, an on time arrival rate of 88.9%, and a load factor of 82.5%.
     We also completed the transition of our 59 regional jets out of the US Airways operations into operation with United and Delta by placing 30 aircraft into revenue service with United (net of three lease returns) and 26 aircraft into revenue service with Delta. We are contractually committed to placing an additional four 50-seat regional jets into operation with Delta and expect to do so in the first quarter of fiscal 2007.
  Code-Share Agreements
     Freedom commenced operations with Delta in October 2005 and is contracted to operate 30 50-seat regional jet aircraft on routes throughout Delta’s network. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy. The Company currently operates 26 ERJ-145 regional aircraft in revenue service for Delta.
     In May 2005, we amended our code-sharing arrangement with United to allow us to put up to an additional 30 50-seat regional jet aircraft into the United Express system and extend the expiration dates under the existing code-share agreement with respect to certain aircraft. In connection with the amendment, we made $20 million in payments to United in the first quarter of fiscal 2006. We currently operate 72 aircraft in revenue service for United.
  Summary of Financial Results
     In the quarter ended June 30, 2006, Mesa Air Group recorded consolidated operating revenue of $339.0 million, representing an increase of $40.4 million, or 13.6%, from $298.6 million in the quarter of the prior year. The Company also recorded consolidated net income of $10.9 million in the third quarter of fiscal 2006, representing diluted earnings per share of $0.25. This compares to consolidated net income of $17.1 million or $0.40 per share in the third quarter of fiscal 2005.
     Operationally, the Company increased the number of aircraft in its fleet from 182 at June 30, 2005 to 185 at June 30, 2006. Despite increasing the number of aircraft in service, both ASM and block hours decreased quarter over quarter as a result of aircraft being out of service while transitioning from the US Airways system into the United and Delta systems.
     The following tables set forth quarterly comparisons for the periods indicated below:
OPERATING DATA

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Passengers	3,901,480	3,492,971	10,832,397	9,567,626
Available seat miles (000’s)	2,288,200	2,352,514	6,781,886	6,363,062
Revenue passenger miles (000’s)	1,820,001	1,677,974	5,074,883	4,491,608
Load factor	79.5%	71.3%	74.8%	70.6%
Yield per revenue passenger mile (cents)	18.6	17.8	19.2	18.4
Revenue per available seat mile (cents)	14.8	12.7	14.4	13.0
Operating cost per available seat mile (cents)	13.6	11.1	13.1	11.5
Operating cost per available seat mile, excluding fuel (cents)	8.3	7.7	8.3	8.2
Average stage length (miles)	403	399	404	386
Number of operating aircraft in fleet	185	182	185	182
Gallons of fuel consumed (000’s)	52,811	52,718	154,524	149,003
Block hours flown	141,515	148,093	419,113	423,851
Departures	95,949	100,954	282,913	291,034
CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Nine Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues
Flight operations	4.1	27.4%	3.3	26.2%	4.0	28.1%	3.7	28.6%
Fuel	5.3	36.0%	3.5	27.3%	4.9	33.9%	3.4	25.8%
Maintenance	2.7	17.9%	2.2	17.5%	2.4	16.8%	2.3	17.9%
Aircraft and traffic servicing	0.9	6.2%	0.7	5.8%	0.8	5.7%	0.8	6.2%
Promotion and sales	0.1	0.4%	0.0	0.3%	0.0	0.3%	0.0	0.4%
General and administrative	0.6	4.2%	0.9	6.7%	0.7	4.8%	0.8	6.2%
Depreciation and amortization	0.4	2.7%	0.5	3.9%	0.4	2.8%	0.5	3.7%
Bankruptcy settlement	(0.4)	-2.9%	0.0	0.0%	(0.1)	(1.0)%	0.0	0.0%
Impairment and restructuring charges (credits)	0.0	0.0%	0.0	0.0%	0.0	0.0%	(0.0)	(0.2)%

Total operating expenses	13.6	91.9%	11.1	87.7%	13.1	91.4%	11.5	88.7%
Interest expense	0.4	2.8%	0.5	3.9%	0.4	2.8%	0.5	3.7%
Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended June 30, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total
Total operating revenues	$325,262	$14,247	$68,116	$(68,588)	$339,037
Total operating expenses	296,115	16,998	57,498	(59,036)	311,575

Operating income (loss)	29,147	(2,751)	10,618	(9,552)	27,462

	Three Months Ended June 30, 2005 (000’s)
		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total
Total operating revenues	$282,012	$14,052	$75,547	$(73,033)	$298,578
Total operating expenses	242,768	15,744	65,483	(62,180)	261,815

Operating income (loss)	39,244	(1,692)	10,064	(10,853)	36,763

	Nine Months Ended June 30, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total
Total operating revenues	$930,605	$39,855	$172,752	$(168,493)	$974,719
Total operating expenses	844,680	45,110	146,010	(145,291)	890,509

Operating income (loss)	85,925	(5,255)	26,742	(23,202)	84,210

	Nine Months Ended June 30, 2005 (000’s)
		Air Midwest
	Mesa	/Freedom	Other	Elimination	Total
Total operating revenues	$770,488	$49,663	$223,171	$(216,125)	$827,197
Total operating expenses	669,858	56,518	190,612	(183,248)	733,740

Operating income (loss)	100,630	(6,855)	32,559	(32,877)	93,457

RESULTS OF OPERATIONS
  For the three months ended June 30, 2006 versus the three months ended June 30, 2005
  Operating Revenues
     In the quarter ended June 30, 2006, operating revenue increased by $40.4 million, or 13.6%, from $298.6 million in the quarter ended June 30, 2005 to $339.0 million in the quarter ended June 30, 2006. The increase in revenue is primarily attributable to a $40.6 million increase in fuel reimbursements by our code-share partners at Mesa / Freedom compared to the quarter ended June 30, 2005. Under our revenue-guarantee code-share agreements, certain expenses such as fuel are a direct pass-through to our partners. As a result, any increase in the unit cost of these expenses results in a corresponding increase in revenues. Revenue at Air Midwest / go! increased $0.2 million with increases in passenger revenue of $0.7 million offsetting a decrease in Essential Air Service (“EAS”) revenue of $0.5 million. The increase in passenger revenue primarily was due to the launch of go! in June 2006. The decrease in EAS revenue is due to reductions in the number of cities served under the program.
  Operating Expenses
     Flight Operations
     In the quarter ended June 30, 2006, flight operations expense increased $14.6 million, or 18.7%, to $92.9 million from $78.3 million for the quarter ended June 30, 2005. On an ASM basis, flight operations expense increased 24.2% to 4.1 cents per ASM in the quarter ended June 30, 2006 from 3.3 cents per ASM in the quarter ended June 30, 2005. At Mesa / Freedom, flight operations expense increased $16.2 million primarily due to a $8.6 million increase in aircraft lease costs as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005. Other increases include a $3.6 million increase in pilot and flight attendant wages, a $1.5 million increase in simulator rental fees and a $0.6 million increase in crew lodging expenses. These increases are due to the additional regional jets in service and training costs associated with moving pilots from the Mesa certificate to the Freedom certificate as a result of the transition of aircraft from US Airways to Delta. These costs were partially offset by reduced flight operations expense in the other segment of $1.0 million, which was primarily due to increased amortization of deferred credits, which reduced flight operations expense.

     Fuel
     In the quarter ended June 30, 2006, fuel expense increased $40.6 million, or 49.8%, to $122.0 million from $81.4 million for the quarter ended June 30, 2005. On an ASM basis, fuel expense increased 51.4% to 5.3 cents per ASM in the quarter ended June 30, 2006 from 3.5 cents per ASM in the quarter ended June 30, 2005. Into-plane fuel cost in the second quarter increased 50% from $1.54 per gallon in the third quarter of fiscal 2005 to $2.31 per gallon in the third quarter of fiscal 2006, resulting in a $40.3 million unfavorable price variance. Consumption was flat quarter over quarter resulting in a $0.2 million unfavorable volume variance (excluding fuel used in other operations). In the quarter ended June 30, 2006, approximately 98% of our fuel costs were reimbursed by our code-share partners.
     Maintenance Expense
     In the quarter ended June 30, 2006, maintenance expense increased $8.5 million, or 16.3%, to $60.8 million from $52.3 million for the quarter ended June 30, 2005. On an ASM basis, maintenance expense increased 22.7% to 2.7 cents per ASM in the quarter ended June 30, 2006 from 2.2 cents per ASM in the quarters ended June 30, 2005. At Mesa / Freedom, maintenance expense increased $11.9 million. Included in the increase was a $4.3 million increase in the cost of airframe checks due to timing these checks with aircraft transitions from the US Airways system into the United and Delta systems, a $2.0 million increase in rotable repair contract expenses as a result of moving rotables for both the CRJ-700/900 fleet and the ERJ-145 fleet into these programs as part of the AAR sale in November 2005. Other increases included a $1.6 million increase in other repair expenses, a $1.2 million increase in expendable part usage, a $1.1 million increase in wages and benefits and a $1.0 million increase in facilities rent expense. These increases were offset by a $2.6 million decrease in the Other category related to a reduction in inventory management fees.
     Aircraft and Traffic Servicing
     In the quarter ended June 30, 2006, aircraft and traffic servicing expense increased by $3.7 million, or 21.3%, to $20.9 million from $17.2 million for the quarter ended June 30, 2005. On an ASM basis, aircraft and traffic servicing expense increased 28.6% to 0.9 cents per ASM in the quarter ended June 30, 2006 from 0.7 cents per ASM in the quarter ended June 30, 2005. The increase was primarily due to a $3.6 million increase at Mesa / Freedom; which was comprised of a $1.7 million increase in common use baggage expenses, $0.5 million increase in landing fees, $0.4 million increase in commissary expenses, $0.4 million increase in TSA security costs and a $0.4 million increase in baggage delivery costs. These increases were primarily driven by the transition of aircraft out of the US Airways hubs on the east coast into higher costing United and Delta hubs.
     Promotion and Sales
     In the quarter ended June 30, 2006, promotion and sales expense increased by $0.3 million, or 38.9%, to $1.3 million from $1.0 million for the quarter ended June 30, 2005. On an ASM basis, promotion and sales expense increased from $0.0 cents per ASM in the quarter ended June 30, 2005 to $0.1 cent per ASM for the quarter ended June 30, 2006. The net increase in promotional expenses was due to a $0.3 million increase at Air Midwest / go! The increase was comprised of $0.6 million in promoting the launch of new inter-island Hawaiian service under the brand name go! The increase was offset by a $0.3 million decrease in booking and franchise fees paid under our pro-rate agreements with our code-share partners caused by a decline in passengers carried under these agreements as a result of capacity reductions. We do not pay these fees under our regional jet revenue-guarantee contracts.
     General and Administrative
     In the quarter ended June 30, 2006, general and administrative expense decreased $5.7 million, or 28.4%, to $14.3 million from $20.0 million for the quarter ended June 30, 2005. On an ASM basis, general and administrative expense decreased 33.3% to 0.6 cents per ASM in quarter ended June 30, 2006 from 0.9 cents per ASM in the quarter ended June 30, 2005. The net decrease included reductions in bad debt expense of $7.4 million, medical insurance premium expenses of $2.0 million and compensation expense of $1.3 million. The reduction in bad debt expense was due to the reversal of allowances for receivables from the bankrupt US Airways as a result of the settlement of our bankruptcy claims. The reduction in medical premiums expense was due to the impact of increased employee contributions. The reduction in compensation expense was due to reduced bonuses being accrued in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. These reductions were offset by increases in workers compensation expense of $2.6 million, personal property tax expense of $1.0 million and a $0.4 million increase in stock option expense as a result of the adoption of FASB 123(R). The increase in workers compensation expense is a result of higher loss development factors used to compute reserves. The increase in personal property tax expense was due to increases in our fleet of jet aircraft.

          Depreciation and Amortization
          In the quarter ended June 30, 2006, depreciation and amortization expense decreased $2.6 million, or 22.4%, to $9.0 million from $11.6 million for the quarter ended June 30, 2005. On an ASM basis, depreciation expense decreased 20% to 0.4 cents per ASM in the quarter ended June 30, 2006 from 0.5 cents per ASM in the quarter ended June 30, 2005. The decrease is primarily due to a $2.5 million reduction in depreciation expense at Mesa / Freedom as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005.
          Bankruptcy Settlement
          In the quarter ended June 30, 2006, the Company determined that it would be receiving a minimum of $15.3 million in value from US Airways as a settlement of its bankruptcy claim. As a result, we applied the expected proceeds to existing receivables and recorded the remaining amount of $9.7 million as a bankruptcy settlement.
          Interest Expense
          In the quarter ended June 30, 2006, interest expense decreased $2.2 million, or 18.5%, to $9.4 million from $11.6 million for the quarter ended June 30, 2005. On an ASM basis, interest expense decreased 20% to 0.4 cents per ASM in the quarter ended June 30, 2006 from 0.5 cents per ASM in the quarter ended June 30, 2005. The decrease in interest expense is primarily due a $4.7 million reduction in interest expense as a result of permanently financing 15 CRJ-900 aircraft with operating leases in the fourth quarter of fiscal 2005, a $1.0 million reduction in convertible debt interest expense as a result of the conversion from debt to equity and a $0.3 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006. These decreases were partially offset by a $3.9 million increase in interest expense on aircraft financing as a result of increases in variable interest rates.
          Interest Income
          In the quarter ended June 30, 2006, interest income increased $2.8 million to $3.6 million from $0.8 million for the quarter ended June 30, 2005. The increase is due to increases in the rates of return on our portfolio of marketable securities.
          Other Income (Expense)
          In the quarter ended June 30, 2006, other income (expense) decreased $5.4 million from income of $1.8 million for the quarter ended June 30, 2005 to expense of ($3.7) million for the quarter ended June 30, 2006. In the quarter ended June 30, 2006, other income (expense) is primarily comprised of $3.5 million in unrealized losses on investment securities.
          In the quarter ended June 30, 2005, other income (expense) is primarily comprised of investment income of $1.9 million.
          Income Taxes
          In the quarter ended June 30, 2006, income tax expense decreased $3.5 million, or 33.6%, to $7.1 million from $10.6 million for the quarter ended June 30, 2005. The effective tax rate increased from 38.3% for the quarter ended June 30, 2005 to 39.2% for the quarter ended June 30, 2006 mainly as a result of increased flying in states with higher tax rates.
     For the nine months ended June 30, 2006 versus the nine months ended June 30, 2005
     Operating Revenues
          In the nine months ended June 30, 2006, operating revenue increased by $147.5 million, or 17.8%, from $827.2 million in the nine months ended June 30, 2005 to $974.7 million in the nine months ended June 30, 2006. The increase in revenue is primarily attributable to a $160.1 million increase in passenger revenue at Mesa / Freedom. The increase includes a $120.6 million increase in fuel reimbursements by our code-share partners compared to the quarter ended June 30, 2005. Under our revenue-guarantee code-share agreements, certain expenses such as fuel are a direct pass-through to our partners. As a result, any increase in the unit cost of these expenses results in a corresponding increase in revenues. Also included in the increase in revenue is $37.8 million in revenue associated with the operation of seven additional regional jets flown by Mesa / Freedom compared to the nine months ended June 30,

2005. This increase was partially offset by a net decrease in revenue of approximately $9.8 million at Air Midwest / go! The decrease in revenue at Air Midwest / go! was primarily comprised of a $6.9 million net decrease in passenger revenue and a $2.8 million decrease in EAS subsidies. The decrease in passenger revenue was due to reduced Beechcraft 1900D capacity from 24 aircraft as of June 30, 2005 to 20 aircraft as of June 30, 2006 as a result of leasing these aircraft to other carriers. The decrease in EAS revenue is due to reductions in the number of cities served under the program.
  Operating Expenses
     Flight Operations
     In the nine months ended June 30, 2006, flight operations expense increased $37.0 million, or 15.6%, to $273.6 million from $236.6 million for the nine months ended June 30, 2005. On an ASM basis, flight operations expense increased 8.1% to 4.0 cents per ASM in the nine months ended June 30, 2006 from 3.7 cents per ASM in the nine months ended June 30, 2005. At Mesa / Freedom, flight operations expense increased $44.3 million primarily due to a $27.3 million increase in aircraft lease costs as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005. Other increases include a $9.6 million increase in pilot and flight attendant wages, a $2.1 million increase in simulator rental fees and a $1.7 million increase in crew lodging expenses. These increases are due to the additional regional jets in service, training costs associated with moving pilots from the Mesa certificate to the Freedom certificate as a result the transition of aircraft from US Airways to Delta. These costs were partially offset by reduced flight operations expense in the other segment of $3.0 million, which was primarily due to increased amortization of deferred credits, which reduced flight operations expense.
     Fuel
     In the nine months ended June 30, 2006, fuel expense increased $116.3 million, or 54.4%, to $330.0 million from $213.7 million for the nine months ended June 30, 2005. On an ASM basis, fuel expense increased 44.1% to 4.9 cents per ASM in the nine months ended June 30, 2006 from 3.4 cents per ASM in the nine months ended June 30, 2005. Into-plane fuel cost in the nine months ended June 30, 2006 increased 49% from $1.43 per gallon in the nine months ended June 30, 2005 to $2.13 per gallon in the nine months ended June 30, 2006, resulting in a $104.3 million unfavorable price variance. Consumption increased 4% in the nine months ended June 30, 2006 resulting in a $11.8 million unfavorable volume variance (excluding fuel used in other operations). In the nine months ended June 30, 2006, approximately 98% of our fuel costs were reimbursed by our code-share partners.
     Maintenance Expense
     In the nine months ended June 30, 2006, maintenance expense increased $16.2 million, or 10.9%, to $164.0 million from $147.8 million for the nine months ended June 30, 2005. On an ASM basis, maintenance expense increased 4.3% to 2.4 cents per ASM in the nine months ended June 30, 2006 from 2.3 cents per ASM in the nine months ended June 30, 2005. At Mesa / Freedom, maintenance expense increased $24.7 million. Included in the increase was a $8.3 million increase in the cost of airframe checks due to timing these checks with aircraft transitions from the US Airways system into the United and Delta systems, a $6.1 million increase in rotable repair contract expenses as a result of moving rotables for both the CRJ-700/900 fleet and the ERJ-145 fleet into these programs as part of the AAR sale in November 2005. Other increases included a $3.0 million increase in other repair expenses, a $1.2 million increase in wages and benefits and a $2.0 million increase in facilities rent expense. Offsetting these increases was a $1.1 million decrease in expendable part usage primarily due to timing of airframe checks. These increases were offset by a $5.7 million decrease at Air Midwest as a result of increased maintenance in fiscal 2005 (incurred to prepare aircraft for lease) and a $2.9 million decrease in the other category related to a reduction in inventory management fees.
     Aircraft and Traffic Servicing
     In the nine months ended June 30, 2006, aircraft and traffic servicing expense increased by $3.8 million, or 7.4%, to $55.4 million from $51.6 million for the nine months ended June 30, 2005. On an ASM basis, aircraft and traffic servicing expense remained the same at 0.8 cents per ASM in the nine months ended June 30, 2006 and 0.8 cents per ASM in the nine months ended June 30, 2005. The increase was primarily due to a $5.5 million increase at Mesa / Freedom; which was comprised of a $2.7 million increase in common use baggage expenses, $1.5 million increase in landing fees, $1.3 million increase in TSA security costs and a $1.0 million increase in baggage delivery costs. These increases were offset by a $1.2 million decrease in wage and related benefit costs. The increases were primarily driven by the transition of aircraft out of the US Airways hubs on the east coast into higher costing United and Delta hubs. The decrease in wages and benefits is due to outsourcing gate and ramp services to other carriers. The increase at Mesa / Freedom was offset by a $1.7 million decrease at Air Midwest / go!, primarily a result of reductions in capacity (leasing aircraft to other carriers).
          Promotion and Sales
          In the nine months ended June 30, 2006, promotion and sales expense decreased by $0.1 million, or 4.2%, to $3.0 million from $3.1 million for the nine months ended June 30, 2005. On an ASM basis, promotion and sales expense equates to less than $0.1 cent. The net decrease in promotional expenses was in the Air Midwest / go! segment, where amounts spent promoting the launch of new inter-island Hawaiian service under the brand name go! were offset by a decrease in booking and franchise fees paid under our pro-rate agreements with our code-share partners caused by a decline in passengers carried under these agreements as a result of capacity reductions. We do not pay these fees under our regional jet revenue-guarantee contracts.
          General and Administrative
          In the nine months ended June 30, 2006, general and administrative expense decreased $4.0 million, or 7.8%, to $47.2 million from $51.2 million for the nine months ended June 30, 2005. On an ASM basis, general and administrative expense decreased 12.5% to 0.7 cents per ASM in nine months ended June 30, 2006 from 0.8 cents per ASM in the nine months ended June 30, 2005. The net decrease included reductions in bad debt expense of $10.7 million, medical insurance premium expenses of $2.4 million and compensation expense of $1.4 million. The reduction in bad debt expense was primarily due to the reversal of allowances for receivables from the bankrupt US Airways as a result of the settlement of our bankruptcy claims. The reduction in medical premiums expense was due to the impact of increased employee contributions. The reduction in compensation expense was due to reduced bonuses being accrued in the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. These reductions were offset by increases in workers compensation expense of $3.3 million, personal property tax expense of $3.1 million and a $1.9 million increase in stock option expense as a result of the adoption of FASB 123(R). The increase in workers compensation expense is a result of higher loss development factors used to compute reserves. The increase in personal property tax expense was due to increases in our fleet of jet aircraft.
          Depreciation and Amortization
          In the nine months ended June 30, 2006, depreciation and amortization expense decreased $3.9 million, or 12.5%, to $27.0 million from $30.9 million for the nine months ended June 30, 2005. On an ASM basis, depreciation expense decreased 20% to 0.4 cents per ASM in the nine months ended June 30, 2006 from 0.5 cents per ASM in the nine months ended June 30, 2005. The decrease was primarily due to a $3.9 million reduction in depreciation expense at Mesa / Freedom as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005.
          Bankruptcy Settlement
          In the quarter ended June 30, 2006, the Company determined that it would be receiving a minimum of $15.3 million in value from US Airways as a settlement of its bankruptcy claim. As a result, we applied the expected proceeds to existing receivables and recorded the remaining amount of $9.7 million as a bankruptcy settlement.
          Impairment and Restructuring Charges (Credits)
          In the nine months ended June 30, 2005, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft that we returned to the lessor in January 2005.
          Interest Expense
          In the nine months ended June 30, 2006, interest expense decreased $2.8 million, or 9.1%, to $27.7 million from $30.5 million for the nine months ended June 30, 2005. On an ASM basis, interest expense decreased 20% to 0.4 cents per ASM in the nine months ended June 30, 2006 from 0.5 cents per ASM in the nine months ended June 30, 2005. The decrease in interest expense is primarily due a $7.0 million reduction in interest expense as a result of permanently financing 15 CRJ-900 aircraft with operating leases in the fourth quarter of fiscal 2005, a $1.8 million reduction in convertible debt interest expense as a result of the conversion from debt to equity and a $0.7 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006. These decreases were partially offset by a $6.9 million increase in interest expense on aircraft financing as a result of increases in variable interest rates.
          Interest Income
          In the nine months ended June 30, 2006, interest income increased $7.4 million to $9.2 million from $1.8 million for the nine months ended June 30, 2005. The increase is due to increases in the rates of return on our portfolio of marketable securities.
          Other Income (Expense)
          In the nine months ended June 30, 2006, other income (expense) decreased $21.0 million from income of $3.0 million for the nine months ended June 30, 2005 to an expense of $18.0 million for the nine months ended June 30, 2006. In the nine months ended June 30, 2006, other income (expense) is primarily comprised of $13.1 million of debt conversion costs and $4.3 million in losses on investment securities.
          In the nine months ended June 30, 2005, other income (expense) is primarily comprised of investment income of $4.0 million, $2.4 million in insurance proceeds on the Company’s EMB120 aircraft and $1.0 million in income from a settlement of a dispute with a vendor, offset by $4.1 million in lease return costs on the EMB120s.
          Income Taxes
          In the nine months ended June 30, 2006, income tax expense decreased $7.5 million, or 28.8%, to $18.5 million from $26.0 million for the nine months ended June 30, 2005. The effective tax rate increased from 38.3% for the nine months ended June 30, 2005 to 38.8% for the nine months ended June 30, 2006 mainly as a result of increased flying in states with higher tax rates.
LIQUIDITY AND CAPITAL RESOURCES
     Sources and Uses of Cash
          At June 30, 2006, we had cash, cash equivalents, and marketable securities (including restricted cash) of $269.7 million, compared to $280.4 million at September 30, 2005. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.
          Sources of cash included $26.6 million provided from operations (excluding $53.6 million in net purchases and $4.6 million in unrealized losses on marketable securities), $18.7 million from the sale of assets including the sale and leaseback of rotable parts and $6.0 million from exercise of stock options.
          Uses of cash included $15.9 million to retire our financing obligation for rotable spare parts, principal payments of $22.7 million and capital expenditures of $26.5 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets.
          As of June 30, 2006, we had receivables of approximately $51.0 million (net of an allowance for doubtful accounts of $3.9 million), compared to receivables of approximately $29.0 million (net of an allowance for doubtful accounts of $8.9 million) as of September 30, 2005. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, the bankruptcy settlement, proceeds from the sale of inventory, manufacturers credits, credit card holdback amounts and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 40% of total gross accounts receivable at June 30, 2006.
     Code-Share Partner in Bankruptcy
          On September 14, 2005, Delta Air Lines filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to seek to renegotiate the agreement on terms less favorable to us or terminate this agreement. As of the date of this report, we believe that there is a reasonable likelihood that Delta will assume our code-share agreement in such proceedings. This belief is based primarily on the continued expansion of the aircraft we fly under our agreement with Delta and our current business relations with them. Notwithstanding this belief, no assurance can be given that Delta will assume our code-share agreement or otherwise not seek to renegotiate the terms of the agreement. If Delta and the

Company did renegotiate the terms of the existing agreement, our profitability would be impacted and liquidity would be reduced. If Delta rejected our code-share agreement in its bankruptcy proceedings, we would seek to mitigate the effect of such event by seeking alternative code- share partners, subleasing the aircraft to another carrier or carriers or parking the aircraft. These options could have a material adverse effect on our liquidity, financial condition and results of operations.
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
          In June 2006, the Company entered into a separate two-year agreement with AAR, for the management and repair of the Company’s CRJ-200 aircraft rotable spare parts inventory associated with its go! operations. Under the agreement, the Company transferred certain existing spare parts inventory to AAR for $1.2 million in cash. AAR is required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. At termination, the Company has guaranteed the fair value of the underlying rotables. Based on this arrangement, the Company accounts for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR as a liability.
     Operating Leases
          We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our condensed consolidated balance sheets. At June 30, 2006, we leased 146 aircraft with remaining lease terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $2.3 billion at June 30, 2006.
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
          The notes are convertible into shares of our common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) after June 30, 2004, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on

February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.
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
          During the second quarter of fiscal 2006, holders of $144.8 million in aggregate principal amount at maturity ($57.5 million carrying amount) of our 2023 notes converted into shares of Mesa common stock. In connection with these conversions, we issued an aggregate of 5,751,121 shares of Mesa common stock and paid approximately $10.5 million to these noteholders. Under the terms of the notes, each $1,000 of aggregate principal amount at maturity of notes is convertible into 39.727 shares of Mesa common stock at the option of the noteholders under certain circumstances. The aggregate outstanding principal amount of the notes at maturity prior to these conversions was $240 million. The shares of common stock issuable upon conversion of the notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.
     Interim and Permanent Aircraft Financing Arrangements
          We had three aircraft on interim financing with the manufacturer at June 30, 2006. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our condensed consolidated balance sheet during the interim financing period. After taking delivery of the aircraft, it is our intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
          At June 30, 2006 and September 30, 2005, the Company had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to June 30, 2006, the Company began making principal payments on these notes in the amount of $0.1 million per aircraft per month.
     Other Indebtedness and Obligations
          In 2004, we permanently financed 11 CRJ-900 and five CRJ-700 aircraft with debt. The current outstanding balance of $334.3 million bears interest at the monthly LIBOR plus three percent and requires monthly principal and interest payments.

          In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The current amount outstanding of $23.2 million is due in 2013, bears interest at the rate of 7% per annum through 2008, converting to 12.5% thereafter, with principal and interest due monthly.
          At June 30, 2006, the Company had $11.7 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $6.7 million of outstanding letters of credit at June 30, 2006 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.
Contractual Obligations
          As of June 30, 2006, we had $579.4 million of long-term debt (including current maturities). This amount consisted of $438.3 million in notes payable related to owned aircraft, $137.8 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $3.3 million in other miscellaneous debt.
          The following table sets forth our cash obligations (including principal and interest) as of June 30, 2006.

	Payment Due by Period
Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Long-term debt:
Note payable related to CRJ700s and 900s(2)	$11,907	$47,022	$46,235	$45,344	$44,447	$341,513	$536,468
2003 senior convertible debt notes (assuming no conversions)	—	2,365	2,365	—	—	95,234	99,964
2004 senior convertible debt notes (assuming no conversions)	1,813	3,625	3,625	1,813	—	171,409	182,285
Notes payable related to B1900Ds	2,923	11,693	11,693	11,693	29,299	35,277	102,578
Note payable related to CRJ200s(2)	750	3,000	3,000	3,000	3,000	17,952	30,702
Note payable to manufacturer	464	1,823	—	—	—	—	2,287
Mortgage note payable	27	109	109	824	—	—	1,069
Other	25	25	25	25	25	50	175

Total long-term debt	17,909	69,662	67,052	62,699	76,771	661,435	955,528

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	4,250	9,375	9,375	9,375	9,375	136,592	178,342

Payments under operating leases:
Cash aircraft rental payments(2)	65,210	226,012	203,673	184,229	182,541	1,427,751	2,289,416
Lease payments on equipment and operating facilities	338	1,351	1,392	962	947	2,154	7,144

Total lease payments	65,548	227,363	205,065	185,191	183,488	1,429,905	2,296,560

Future aircraft acquisition costs(3)		—	—	—	175,000	—	175,000
Rotable inventory financing commitments(4)	150	587	563	540	2,241	—	4,081
Minimum payments due under rotable spare parts maintenance agreement	5,554	23,127	26,650	29,371	32,225	169,090	286,017

Total	$93,4112	$330,114	$308,705	$287,176	$479,100	$2,397,022	$3,895,528

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. For purposes of this schedule, we have assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

(4)	Represents the principal and interest related to financed rotable spare parts inventory.
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
          We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements for the year ended September 30, 2005, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.
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
          Under our revenue-guarantee agreements with US Airways, United and Delta, we are reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse us for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” we have concluded that a component of our revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended June 30, 2006 and 2005 was $62.5 million and $60.7 million, respectively. The amount deemed to be rental income during the nine months ended June 30, 2006 and 2005 was $185.4 million and $174.8 million, respectively. These amounts are included in passenger revenue on our condensed consolidated statements of income.
          In connection with providing service under our revenue-guarantee agreement with Pre-Merger US Airways, our fuel reimbursement is capped at $0.85 per gallon. Under this agreement, we have the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for our Pre-Merger US Airways flying. We purchased 0.9 million gallons and 17.2 million gallons of fuel under this arrangement in the quarters ended June 30, 2006 and 2005, respectively. We purchased 13.9 million gallons and 49.7 million gallons of fuel under this arrangement in the nine months ended June 30, 2006 and 2005, respectively.
          The US Airways and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, we receive a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the condensed consolidated balance sheets.
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
     Allowance for Doubtful Accounts
          Amounts billed by us under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $3.9 million and $8.9 million at June 30, 2006 and September 30, 2005, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.
     Aircraft Leases
          The majority of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our condensed consolidated balance sheet.
     Accrued Health Care Costs
          We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At June 30, 2006, we accrued $2.7 million for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.
     Accrued Worker’s Compensation Costs
          Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At June 30, 2006, we accrued $3.8 million for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.
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
     Valuation of Deferred Tax Assets
          We record deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 30, 2006, we had a valuation allowance of $0.4 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe we will generate sufficient taxable income in the future to realize the benefits of our other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2005, 2004 and 2003 and we have taken steps to minimize the financial impact of our unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
AIRCRAFT
          The following table lists the aircraft owned and leased by Mesa for scheduled operations as of June 30, 2006:

					Operating on
		Interim			June 30,	Passenger
Type of Aircraft	Owned	Financed	Leased	Total	2006	Capacity
Canadair 200/100 Regional Jet	2	—	58	60	60	50
Canadair 700 Regional Jet	5	—	10	15	15	64
Canadair 900 Regional Jet	11	3	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	34	—	—	34	20	19
Dash 8-200	—	—	16	16	16	37
Embraer EMB 120	—	—	2	2	—	30

Total	52	3	146	201	185

     CRJ Program
          As of June 30, 2006, we operated 113 Canadair Regional Jets (60 CRJ-200/100, 15 CRJ-700 and 38 CRJ-900s).
          In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). To date, we have taken delivery of 13 CRJ-900 aircraft under the exercise of these options. We also have an option to acquire an additional 60 CRJ-700 or CRJ-900 regional jets in the future.
          In June 2006, we launched inter-island service in Hawaii with five CRJ-200s under short-term operating leases.
     ERJ Program
          As of June 30, 2006, we operated 36 Embraer 145 aircraft.
     Beechcraft 1900D
          As of June 30, 2006, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).
     Dash-8
          As of June 30, 2006, we operated 16 leased Dash-8 aircraft.
          In the second quarter of fiscal 2006, we announced that we will add 12 Dash-8 aircraft into service out of New York’s JFK airport under our current code-share agreement with Delta. We have taken delivery of three of these aircraft as of June 30, 2006, and anticipate placing all the aircraft into service during our fiscal fourth quarter. We are currently in negotiations to lease these aircraft under short-term operating leases.
     Aircraft Financing Relationships with the Manufacturer
          We had three aircraft on interim financing with the manufacturer at June 30, 2006. Under interim financing arrangements, we take delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on our condensed consolidated balance sheet during the interim financing period. After taking delivery of the aircraft, it is our intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease.
          At June 30, 2006 and September 30, 2005, we had $82.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. These interim financings agreements are typically six months in length and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for Mesa to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to June 30, 2006, the Company began making principal payments on these notes in the amount of $0.1 million per aircraft per month.
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
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          The Company is in the process of implementing and documenting additional controls over the preparation of its condensed consolidated statement of cash flows, as a result of improperly presenting certain changes in other assets within its consolidated statements of cash flows for the year ended September 30, 2005 and its condensed consolidated statement of cash flows for the quarter ended December 31, 2005.
* * *

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleges, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, requests that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control (the “Turnover Claim”), and an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
          The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to answering Hawaiian’s complaint, the Company filed a counterclaim containing three counts against Hawaiian. The Bankruptcy Court dismissed two of these counts, but the Company’s primary allegation that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act in violation of the Sherman Anti-trust Act remains. Although the United States District Court for the District of Hawaii (the “District Court”) denied the Company’s initial efforts to immediately withdraw the entire lawsuit from the Bankruptcy Court to the District Court, the District Court indicated that it may later withdraw the lawsuit or the Company’s counterclaim prior to a trial. A trial is scheduled for April 2, 2007.
          In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint. The Bankruptcy Court denied the Company’s motion to dismiss the Turnover Claim. The Company does not believe that this denial has a material impact on the Company’s position in the lawsuit.
          In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Company denies these allegations and intends to vigorously defend against Hawaiian’s request for a preliminary injunction. If Hawaiian is successful in obtaining a preliminary injunction, however, the Company’s inter-island operations in Hawaii will effectively cease for one year. A hearing in this regard is scheduled for September 15, 2006.
          In the event a preliminary injunction is issued in favor of Hawaiian, the Company believes the cessation and winding down of its operations in Hawaii could have an adverse impact on its financial condition or results of operations for a period of approximately six months following such event. The litigation and claims noted above are subject to inherent uncertainties and the Company’s view of such matters may change in the future.
          We are involved in various other legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.
Item 1.A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2005, and quarters ended December 31, 2005 and March 31, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. As a result of litigation relating to our Hawaiian operations, we may face additional risk factors, including the one identified below. All of these factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:
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
          In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleges, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, requests that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control (the “Turnover Claim”), and an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.
          The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. In addition to answering Hawaiian’s complaint, the Company filed a counterclaim containing three counts against Hawaiian. The Bankruptcy Court dismissed two of these counts, but the Company’s primary allegation that Hawaiian’s lawsuit against Mesa is itself an anticompetitive act in violation of the Sherman Anti-trust Act remains. Although the United States District Court for the District of Hawaii (the “District Court”) denied the Company’s initial efforts to immediately withdraw the entire lawsuit from the Bankruptcy Court to the District Court, the District Court indicated that it may later withdraw the lawsuit or the Company’s counterclaim prior to a trial. A trial is scheduled for April 2, 2007.
          In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint. The Bankruptcy Court denied the Company’s motion to dismiss the Turnover Claim. The Company does not believe that this denial has a material impact on the Company’s position in the lawsuit.
          In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Company denies these allegations and intends to vigorously defend against Hawaiian’s request for a preliminary injunction. If Hawaiian is successful in obtaining a preliminary injunction, however, the Company’s inter-island operations in Hawaii will effectively cease for one year. A hearing in this regard is scheduled for September 15, 2006.
          In the event a preliminary injunction is issued in favor of Hawaiian, the Company believes the cessation and winding down of its operations in Hawaii could have an adverse impact on its financial condition or results of operations for a period of approximately six months following such event. The litigation and claims noted above are subject to inherent uncertainties and the Company’s view of such matters may change in the future.
     We may be unable to profitably operate our Hawaiian airline service, which could negatively impact our business and operations.
          In June 2006, we launched our independent inter-island Hawaiian airline operation named go! Providing service in Hawaii will require ongoing investment of working capital by Mesa and significant management attention and focus.
          Further, in light of the costs and risks associated with operating an independent low fare regional jet airline, we may be unable to operate the Hawaiian airline profitably, which would negatively impact our business, financial condition and results of operations.
          In addition, our results under our revenue-guarantee contracts offer no meaningful guidance with respect to our future performance in running an independent airline because we have not previously operated as an independent regional jet carrier in Hawaii. We are operating under a new brand that will initially have limited market recognition. Future performance will depend on a number of factors, including our ability to:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (A) None
          (B) None
          (C) The Company’s Board of Directors authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock, including 10 million shares authorized in November 2005. As of June 30, 2006, the Company has acquired and retired approximately 8.1 million shares of its outstanding common stock at an aggregate cost of approximately $48.7 million, leaving approximately 11.3 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
          The Company repurchased the following shares for $0.5 million during the three months ended June 30, 2006:

Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
June 2006	52,806	$8.84	8,112,667	11,309,594
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

	MESA AIR	R GROUP, INC.

	By:	/s/ GEORGE MURNANE III

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