Form 10-K
period 2006-09-30
MESA AIR GROUP INC
filed 2006-12-14
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

Commission File Number 0-15495

Mesa Air Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 100, Phoenix, Arizona (Address of principal executive offices)	85008 (Zip Code)

Registrant’s telephone number, including area code:
(602) 685-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock. No Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 1, 2006: Common Stock, no par value: $270.3 million.

On December 1, 2006, the Registrant had outstanding 33,956,878 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007 are incorporated by herein at Part III, Items 10-14.

MESA AIR GROUP, INC.

2006 FORM 10-K REPORT

PART I

Forward-Looking Statements

This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of Delta Air Lines, US Airways or United Airlines to pay their obligations under the code-share agreements; the inability of Delta Air Lines to successfully restructure and emerge from bankruptcy; the ability of Delta Air Lines to reject our regional jet code-share agreement in bankruptcy; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our new Hawaiian airline service profitably; unfavorable resolution of legal proceedings involving Hawaiian Airlines and Aloha Airlines regarding our Hawaiian operation; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Item 1.	Business

General

Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principal subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2006, the Company served 173 cities in 46 states, the District of Columbia, Canada, the Bahamas and Mexico and operated a fleet of 191 aircraft with approximately 1,200 daily departures.

Approximately 98% of our consolidated passenger revenues for the fiscal year ended September 30, 2006 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest Airlines”), United Airlines, Inc. (“United Airlines” or “United”) and America West Airlines, Inc. (“America West”) which currently operates as US Airways and is referred to herein as “US Airways.” The current US Airways is a result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). These code-share agreements allow use of the code-share partners’ flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. The remaining passenger revenues are derived from our independent operations Mesa Airlines and go!

In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation, flies regional jet and turboprop aircraft and operates as US Airways Express under code-share agreements with US Airways, as United Express under a code-share agreement with United Airlines and independently in Hawaii as go! The go! flights are “Independent Operations” and are not subject to a code-sharing agreement with a major carrier.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, flies Beechcraft 1900D 19-seat turboprop aircraft and operates as US Airways Express under code-share agreements with US Airways and Pre-Merger US Airways. Air Midwest’s flights in Kansas City code-share with both Midwest Airlines and US Airways. Air Midwest also operates as “Mesa Airlines” in select Essential Air Service (“EAS”) markets. The Albuquerque flights and certain EAS markets are “Independent Operations” and are not subject to a code-sharing agreement with a major carrier.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, flies ERJ-145 50-seat regional jets and 37-seat Dash-8 turboprop aircraft and operates as Delta Connection under code-share agreements with Delta.

Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Corporate Structure

Mesa is a Nevada corporation with its principal executive office in Phoenix, Arizona.

In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD, operates training programs for student pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., (“RAS”) a California corporation, performs aircraft component repair, certain overhaul services, and ground handling services, primarily to Mesa subsidiaries.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada Corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew-in-training accommodations.

•	Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company, was established to purchase, distribute and manage Mesa’s inventory of spare rotable and expendable parts.

•	Nilchii, Inc., a Nevada corporation, was established to invest in certain airline related businesses.

•	Air Midwest, LLC, a Nevada limited liability company, was formed for the purpose of a contemplated conversion of Air Midwest, Inc. from a corporation to a limited liability company. This conversion has not yet occurred.

Aircraft in Operation

The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type and code-share service as of September 30, 2006:

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200)	(CRJ-700)	(CRJ-900)	(ERJ-145)	1900D	Dash 8	Total

US Airways Express	18	—	38	—	16	6	78
United Express	37	15	—	8	—	10	70
Delta Connection	—	—	—	28	—	6	34
Mesa Airlines	5	—	—	—	4	—	9

Total	60	15	38	36	20	22	191

Code-Share Agreements

Our airline subsidiaries have agreements with Delta, US Airways, United Airlines and Midwest Airlines to use those carriers’ designation codes (commonly referred to as “code-share agreements”). These code-share agreements allow use of the code-share partner’s flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner’s and provide coordinated schedules and joint advertising. Our passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of our code-share partners, and credits in those programs can be used on flights operated by us.

The financial arrangement with our code-share partners involves either a revenue-guarantee or pro-rate arrangement. The US Airways (regional jet and Dash-8), Delta (regional jet and Dash-8) and United (regional jet and Dash-8) code-share agreements are revenue-guarantee code-share agreements. Under the terms of these code-share agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways, Pre-Merger US Airways and Midwest Airlines Beechcraft 1900D turboprop code-share agreements are pro-rate agreements, for which we receive an allocated portion of each passenger’s fare and pay all of the costs of transporting the passenger.

The following table summarizes our available seat miles (“ASMs”) flown and revenue recognized under our code-share agreements for the years ended September 30, 2006 and 2005:

	Fiscal 2006				Fiscal 2005
			Passenger				Passenger
	ASM’s		Revenue		ASM’s		Revenue
	(000’s)		(000’s)		(000’s)		(000’s)
	(In thousands)

US Airways (Revenue-Guarantee)	3,605,297	39%	$609,232	47%	4,360,713	50%	$487,221	44%
United (Revenue-Guarantee)	2,876,008	31%	477,151	36%	1,748,466	20%	260,541	24%
Pre-Merger US Airways (Revenue-Guarantee)	1,644,023	18%	58,511	4%	2,401,808	28%	316,072	29%
Delta (Revenue-Guarantee)	811,420	9%	121,315	9%	—	—	—	—
US Airways (Pro-Rate)*	102,732	1%	24,821	2%	133,505	1%	30,126	2%
Mesa Airlines, Independent	55,552	1%	7,731	1%	71,257	1%	8,590	1%
go!	44,308	—	9,114	1%	—	—	—	—

Total	9,139,340		$1,307,875		8,715,749		$1,102,550

*	Amount includes the ASM’s and Passenger Revenue associated with the Midwest Airlines (Pro-Rate) code-share agreement.

US Airways Code-Sharing Agreements

Revenue-Guarantee

As of September 30, 2006, we operated 38 CRJ-900, 18 CRJ-200, and six Dash-8 aircraft for US Airways under a revenue-guarantee code-share agreement. In exchange for providing flights and all other services under the agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. US Airways also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability and hull insurance, and aircraft property taxes, all as defined in the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at US Airways hubs and cities where both carriers operate. We also receive a monthly payment from US Airways based on a percentage of revenue from flights that we operate under the code-share agreement. Under the amended code-share agreement, US Airways has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). The Company has received notice of US Airways’ intent to reduce one CRJ-200 in December 2006, two CRJ-200s in April 2007 and two CRJ-200s in September 2007. In addition, beginning in February 2007, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless US Airways elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

•	If our flight completion factor or arrival performance in the Phoenix Hub falls below a specified percentage for a specified period of time, subject to notice and cure rights;

•	If either US Airways or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by us or US Airways to perform the covenants, conditions or provisions of the code-sharing agreement, subject to 15 days notice and cure rights;

•	If we or US Airways fail to make a payment when due, subject to ten business days notice and cure rights; or

•	If we are required by the FAA or the U.S. Department of Transportation (“DOT”) to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, US Airways may terminate the agreement.

Pro-Rate

Pursuant to a turboprop code-share agreement with US Airways, we operated three Beechcraft 1900D turboprop aircraft primarily in Phoenix, Las Vegas and Salt Lake City under a pro-rate revenue-sharing arrangement as of September 30, 2006. We control scheduling, inventory and pricing. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all costs of transporting the passenger. The pro-rate agreement terminates on March 31, 2012 unless US Airways elects to extend the contract for successive one-year periods. The pro-rate agreement could also be terminated prior to the termination under similar circumstances as the revenue-guarantee agreement.

Pre-Merger US Airways Code-Sharing Agreement

Pro-Rate

Pursuant to a turboprop code-sharing agreement with Pre-Merger US Airways, we operated 13 Beechcraft 1900D turboprop aircraft under a pro-rate revenue-sharing arrangement as of September 30, 2006. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all the costs of transporting the passenger. Additionally, we are required to pay certain franchise, marketing and reservation fees to US Airways.

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

The turboprop code-share agreement was scheduled to terminate in October 2006, but has been extended on its original terms as the Company and US Airways negotiate the terms of a new agreement. The Company expects to enter into a new agreement on substantially similar terms.

United Code-Sharing Agreement

As of September 30, 2006, we operated 37 CRJ-200, eight ERJ-145, 15 CRJ-700 (In October 2006, we added three additional CRJ-700s into service and removed three ERJ-145s from service) and ten Dash-8 aircraft for United under a code-sharing arrangement. The code-share agreement provides that we can increase our fleet to 45 50-seat and 30 CRJ-700 regional jet aircraft (15 of which would be replacements for 15 CRJ-200s). In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are “pass-through” costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: insurance, property tax per aircraft, fuel cost, oil cost, catering cost and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013 unless terminated by United by giving notice six months prior to April 30, 2010, (ii) the 15 50-seat CRJ-200s terminates no later than April 30, 2010, which can be accelerated up to two years at our discretion, (iii) the 30 50-seat regional jets terminates in July 2013, but can be terminated early in April 2010, (iv) the 15 CRJ-700s (to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, but no later than October 31, 2018, and (v) the remaining 15 CRJ-700s terminates in three tranches between December 31, 2011 and December 31, 2013. The code-share agreement is subject to termination prior to these dates under various circumstances including:

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

Delta Code-Sharing Agreement

As of September 30, 2006, we operated 28 ERJ-145 and six Dash-8 aircraft for Delta pursuant to two code-sharing agreements. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. The regional jet and turboprop code-share agreements provide that we increase our fleet to 30 50-seat regional jet aircraft and 12 37-seat turboprop aircraft, respectively. In exchange for performing the flight services and our other obligations under the agreements, we receive from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes. Aircraft rent/ownership expenses are also considered a pass-through cost, but are limited to a specified amount for each type of aircraft. We are eligible to receive additional compensation based upon our completion rate and on-time arrival rate each month. Further, for each semi-annual period during the term of the agreement, we are eligible to receive additional compensation from Delta based upon performance. The fixed rates payable to us by Delta under the code-sharing agreement have been determined through the term of such agreement and are subject to annual revision.

The regional jet code-share agreement terminates on an aircraft-by-aircraft basis between 2017 and 2018. At the end of the term, Delta has the right to extend the agreement for additional one year successive terms on the same terms and conditions. Delta may terminate the code-sharing agreement at any time, with or without cause, upon twelve months prior written notice, provided such notice shall not be given prior to the earlier of (i) the sixth anniversary of the in-service date of the 30(th) aircraft added to the Delta Connection fleet by the Company, or (ii) November 2012. However, Delta has not yet assumed our regional jet code-share agreement in its bankruptcy proceedings and could choose to terminate this agreement at any time prior to its emergence from bankruptcy. In addition, according to news reports, US Airways, one of our code-share partners, has proposed to merge with Delta, another of our code-share partners. According to these same reports, Delta has rejected this proposal. We are unable, at this time, to predict what effect such a merger would have on our relationship with the parties or on our financial condition and operations. The turboprop agreement terminates in March 2009. At the end of the term, the turboprop agreement automatically renews for successive one-year terms on the same terms and conditions unless Delta provides us six months prior written notice of its intention to not renew. In addition, Delta may terminate the turboprop agreement, without cause, at any time after nine months after the Effective Date upon not less than six months prior written notice.

The agreements may be subject to early termination under various circumstances including:

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

Fleet Plans

CRJ Program

As of September 30, 2006, we operated 113 Canadair Regional Jets (60 CRJ-200/100, 15 CRJ-700 and 38 CRJ-900s).

In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2006, we have taken delivery of 13 CRJ-900 aircraft and two CRJ-700 aircraft. Subsequent to year end, we took delivery of a third CRJ-700 aircraft with two more CRJ-700 aircraft scheduled for delivery in March 2007. The delivery for the remaining two CRJ-900s (which can be converted to CRJ-700s) has not been finalized.

ERJ Program

As of September 30, 2006, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to August 2007 for deliveries beginning in January 2009.

Beechcraft 1900D

As of September 30, 2006, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8

As of September 30, 2006, we operated 22 Dash-8 aircraft. In the fourth quarter of fiscal 2006, we took delivery of an additional four Dash-8 aircraft and placed them into revenue service during the first fiscal quarter of 2007.

Marketing

Our flight schedules are structured to facilitate the connection of our passengers with the flights of our code-share partners at their hub airports and to maximize local and connecting service to other carriers.

Under the Delta, United and US Airways revenue-guarantee code-share agreements, market selection, pricing and yield management functions are performed by our respective partners. The market selection process for our Beechcraft 1900D turboprop operations, outside the Essential Air Service program flights, includes an in-depth analysis on a route-by-route basis and is followed by a review and approval process in a joint effort with US Airways regarding the level of service and fares. We believe that this selection process enhances the likelihood of profitability in a given market. For our go! operations in Hawaii, we make all decisions on market selection, pricing and yield management functions.

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

Our pro-rate agreements and independent flights are promoted through, and our revenues are generally believed to benefit from newspaper and radio promotions and advertisements, promotions on our websites www.iflygo.com and www.mesa-air.com, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Our independent operations utilize SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of our code-share partners are also utilized in each of our other operations through their respective code-share agreements. We also pay booking fees to owners of other computerized reservation systems based on the number of independent and pro-rate passengers booked by travel agents using such systems.

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

Fuel

Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our revenue-guarantee code-share agreements with Delta, United and US Airways (regional jet) allow fuel used in the performance of the agreements to be reimbursed by our code-share partner, thereby reducing our exposure to fuel price fluctuations. In fiscal 2006, approximately 96% of our fuel purchases was associated with our Delta, United and US Airways (regional jet) and Pre-Merger US Airways revenue-guarantee code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Employees

As of September 30, 2006, we employed approximately 5,200 employees. Approximately 3,000 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. Historically, we have had no difficulty attracting qualified personnel to meet our requirements.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act or RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. Mesa Airline’s and Freedom Airline’s flight attendants are represented by the Association of

Flight Attendants (“AFA”). Both contracts covering flight attendants became amendable in June 2006 and the Company is in the early stages of negotiations with its flight attendants. The pilots of Mesa Airlines, Freedom Airlines and Air Midwest are collectively represented under a single contract by the Air Line Pilot Association (“ALPA”). Our contract with ALPA becomes amendable in September 2007.

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

Essential Air Service Program

The Essential Air Service (“EAS”) program administered by the DOT guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT subsidizes air service to communities that might not otherwise have air service. At September 30, 2006, we provided service to 30 such cities for an annualized subsidy of approximately $21 million. EAS rates are normally set for two-year contract periods for each city. There is no guarantee that we will continue to receive subsidies for the cities we serve. The DOT may request competitive proposals from other airlines at the end of the contract period for EAS service to a particular city. Proposals, when requested, are evaluated on, among other things, level of service provided, subsidy requested, fitness of the applicant and comments from the communities served. If the funding under this program is terminated for any of the cities served by us, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the Beechcraft 1900D 19-seat turboprop aircraft affected.

Investment Activities

In fiscal 2006, we participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “Investee”). Through our subsidiary Nilchii, we invested $15 million, which represents approximately 20% and 11.8% of the Investee’s common stock and notes, respectively.

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

We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue-guarantee code-share agreements with Delta Air Lines, United Airlines and US Airways. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. No assurance can be given that one or more of our code-share partners will not serve notice at a later date of their intention to cancel our code-sharing agreement, forcing us to stop selling those routes with the applicable partner’s code and potentially reducing our traffic and revenue.

Our code-share agreement with US Airways allows US Airways, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period commencing in June 2006 (except during the calendar year 2007 in which 2 CRJ-200 can be eliminated in each six-month period). In addition, beginning in February 2007, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice. US Airways has notified the Company of its intent to reduce the maximum number of CRJs in 2006 and 2007. US Airways has used this provision to reduce the number of aircraft covered by the code-share agreement and we anticipate they will continue to further reduce the number of covered aircraft in accordance with the agreement.

In addition, because a majority of our operating revenues are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2006, our US Airways revenue-guarantee code-share agreement accounted for 51% of our consolidated passenger revenues, our Delta code-share agreement accounted for 9% of our consolidated passenger revenue and our United code-share agreement accounted for 36% of our consolidated passenger revenues.

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

We depend on major airlines like Delta, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by Delta, United Airlines, or US Airways to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa, our partners have similar code-share agreements with other competing regional airlines. According to news reports, US Airways, one of our code-share partners, has proposed to merge with Delta, another of our code-share partners. According to these same reports, Delta has rejected this proposal. We are unable, at this time, to predict what effect such a merger would have on our relationship with the parties or on our financial condition and operations.

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

At September 30, 2006, we had approximately 5,200 employees, approximately 3,000 of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA became amendable in June 2006 and the Company is in the early stages of negotiations with its flight attendants. The inability to negotiate acceptable contracts with existing unions as agreements expire or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of September 30, 2006 the average age of our regional jet fleet is 4.0 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program has required a significant increase in our leverage.

The airline business is very capital intensive and we are highly leveraged. For the year ended September 30, 2006, our debt service payments, including principal and interest, totaled $73.3 million and our aircraft lease payments totaled $246.8 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.3 billion at September 30, 2006. As of September 30, 2006, our growth strategy involves the acquisition of three more Bombardier regional jets during fiscal 2007. As of September 30, 2006, we had permanently financed all but five CRJ-700 and CRJ-900 aircraft delivered under the 2001 BRAD agreement. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. There are no assurances that we will be able to obtain permanent financing for future aircraft deliveries.

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

The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. The Company filed both an answer and an antitrust counterclaim against Hawaiian in response to its complaint. In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint, but the Bankruptcy Court denied that motion. On December 8, 2006 the Bankruptcy Court, based on constitutional access to the courts, also granted Hawaiian’s motion for summary judgment against the Company on its antitrust counterclaim. The Company does not believe that either of these decisions has a material impact on the Company’s position in the lawsuit. Finally, in October 2006, the Bankruptcy Court denied Hawaiian’s effort to enjoin the Company’s go! operation from selling tickets claiming that go!’s entry into the inter-island air transport business was based on trade secrets furnished to Mesa during the Hawaiian bankruptcy. The Court found no such misuse of confidential information and rejected Hawaiian’s motion for a preliminary injunction.

In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Court has recently denied Hawaiian’s request for a preliminary injunction. The case will be tried sometime in 2007.

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two of its Hawaii based employees, Charles Lauritsen, go!’s Chief Operating Officer and Joe Bock, go!’s Chief Marketing Officer. The complaint was filed in state court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The clear purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8 seeking dismissal of all claims which rest on Mesa’s alleged below-cost pricing.

Mesa also denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and no trial date has yet been set.

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

Our business is labor intensive, we require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Although our employee turnover has decreased significantly since September 11, 2001, our pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

We may be unable to profitably operate our Hawaiian airline, which could negatively impact our business and operations.

In June 2006, we launched our independent inter-island Hawaiian airline operation named go! Providing service in Hawaii will require ongoing investment of working capital by Mesa and management attention and focus.

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

Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2006.

	Number of Aircraft
		Interim			Operating on	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	Sept. 30, 2006	Capacity

CRJ-200/100 Regional Jet	2	—	58	60	60	50
CRJ-700 Regional Jet	5	2	10	17	15	66
CRJ-900 Regional Jet	11	3	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	34	—	—	34	20	19
Dash-8	—	—	28	28	22	37
Embraer EMB-120	—	—	2	2	—	30

Total	52	5	158	215	191

See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

				Approximate
Type	Location	Ownership		Square Feet

Headquarters	Phoenix, AZ	Leased		36,000
Training/Administration	Phoenix, AZ	Leased		27,000
Hangar/Office	Phoenix, AZ	Leased		22,000
Engine Shop & Commissary	Phoenix, AZ	Leased		25,000
RAS Office/Component Overhaul Facility	Phoenix, AZ	Leased		19,000
Customer Service Training/Storage	Phoenix, AZ	Leased		10,000
Office (East Coast)	Charlotte, NC	Leased		5,500
Hangar	Charlotte, NC	Leased		30,000
Hangar	Columbia, SC		(1)	20,000
Hangar	Columbia, SC		(1)	35,350
Hangar	Grand Junction, CO		(1)	25,000
Hangar/Office	Wichita, KS		(1)	20,000
Training/Administration	Farmington, NM		(1)	10,000
Hangar	Farmington, NM		(1)	24,000
Hangar/Office	Dubois, PA		(1)	23,000
Hangar	Orlando, FL	Leased		18,693
Office	Honolulu, HI	Leased		7,793

(1)	Building is owned, underlying land is leased.

We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. Delta, United and US Airways also provide facilities, ticket handling and ground support services for us at certain airports.

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

The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. The Company filed both an answer and an antitrust counterclaim against Hawaiian in response to its complaint. In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint, but the Bankruptcy Court denied that motion. On December 8, 2006 the Bankruptcy Court, based on constitutional access to the courts, also granted Hawaiian’s motion for summary judgment against the Company on its antitrust counterclaim. The Company does not believe that either of these decisions has a material impact on the Company’s position in the lawsuit. Finally, in October 2006, the Bankruptcy Court denied Hawaiian’s effort to enjoin the Company’s go! operation from selling tickets claiming that go!’s entry into the inter-island air transport business was based on trade secrets furnished to Mesa during the Hawaiian bankruptcy. The Court found no such misuse of confidential information and rejected Hawaiian’s motion for a preliminary injunction.

In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Court has recently denied Hawaiian’s request for a preliminary injunction. The case will be tried sometime in 2007.

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two if its Hawaii based employees, Charles Lauritsen, go!’s Chief Operating Officer and Joe Bock, go!’s Chief Marketing Officer. The complaint was filed in state court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The clear purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8 seeking dismissal of all claims which rest on Mesa’s alleged below-cost pricing.

Mesa also denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and no trial date has yet been set.

We are involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	49	Chief Executive Officer
Michael J. Lotz	46	President and Chief Operating Officer
George Murnane III	48	Executive Vice President and Chief Financial Officer
Michael Ferverda	62	Senior Vice President — Operations
Brian S. Gillman	37	Senior Vice President, General Counsel and Secretary
David K. Butler	51	Senior Vice President, Administration & Human Resources

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

George Murnane III, Executive Vice President and Chief Financial Officer, was appointed Executive Vice President of the Company effective December 2001 and Chief Financial Officer in January 2003. Mr. Murnane served as a director of the Company from June 1999 until October 2003. From 1996 to December 2001, Mr. Murnane was a Director and Executive Vice President of International Airline Support Group, Inc., a re-distributor of aftermarket commercial aircraft spare parts and lessor and trader of commercial aircraft and engines, most recently as its Chief Operating Officer. From 1995 to 1996, Mr. Murnane served as Executive Vice President and Chief Operating Officer of Atlas Air, Inc., an air cargo company. From 1986 to 1996, he was an investment banker with the New York investment banking firm of Merrill Lynch & Co., most recently as a Director in the firm’s Transportation Group.

Michael Ferverda, Senior Vice President — Operations, joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — Operations in February 2003. Prior to the appointments, Mr. Ferverda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

Brian S. Gillman, Senior Vice President, General Counsel and Secretary, joined the Company in February 2001. From July 1996 to February 2001, he served as Vice President, General Counsel and Secretary of Vanguard Airlines, Inc. in Kansas City, Missouri. From September 1994 to July 1996, Mr. Gillman was a corporate associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri. Mr. Gillman received his Juris Doctorate and B.B.A. in Accounting from the University of Iowa in 1994 and 1991, respectively.

David K. Butler, Senior Vice President, Administration & Human Resources, joined the Company in November 2006. From August 2003 to November 2006, he served as Vice President for Human Resources of Arizona State University in Tempe, Arizona. From May 1999 to August 2003, he served as Vice President for Human Resources for the Durham and Manchester campuses of the University of New Hampshire. Mr. Butler received his Master of Arts in Organizational Management from the University of Phoenix in 1998 and he received his Bachelor of Arts in Human Services from California State University in 1980.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa’s common stock is traded on the NASDAQ Global Market under the symbol “MESA.”

	Fiscal 2006		Fiscal 2005
Quarter	High	Low	High	Low

First	$11.98	$8.45	$8.03	$5.21
Second	12.70	10.47	7.93	6.29
Third	11.14	8.69	7.00	5.25
Fourth	10.18	7.36	8.66	6.76

On December 1, 2006, we had 1,024 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

On February 7, 2002, in connection with an agreement entered into with Raytheon Aircraft Company (“Raytheon”), we granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. Raytheon must pay a purchase price of $1.50 per share underlying the warrant. The warrant is exercisable at any time over a three-year period following its date of issuance. Absent a default by us under the agreement with Raytheon in which case vesting is accelerated, the shares underlying the warrant vested (and are therefore purchasable by Raytheon) according to the following schedule: 13,401 shares in fiscal year 2001; 116,534 shares in fiscal year 2002; 58,267 shares in fiscal year 2003 and 44,866 shares in fiscal year 2004. As of December 1, 2004, Raytheon has exercised its option to purchase all of the components of the warrant. The sale of the warrant and the shares underlying the warrant were made pursuant to an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. In October 2006, a registration statement filed by the Company covering the resale of the shares underlying the warrant was declared effective by the Securities and Exchange Commission.

In June 2003, we completed the private placement of senior convertible notes due 2023, raising approximately $96.9 million net proceeds. The principal underwriter was Merrill Lynch & Co. and the purchasers were qualified institutional buyers. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $252 million. These notes are convertible into shares of our common stock at a conversion rate of 39.727 shares per $1,000 in principal amount at maturity of the notes, which equals a conversion price of $10.00 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes became convertible September 30, 2003. We may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require us to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

In February 2004, we completed the private placement of senior convertible notes due 2024, raising approximately $97.0 million net proceeds. The principal underwriter was Merrill Lynch & Co. and the purchasers were qualified institutional buyers. At maturity, the principal amount of each note will be $1,000 and the aggregate amount due will be $171.4 million. These notes are convertible into shares of our common stock at a conversion rate of 40.3737 shares per $1,000 in principal amount at maturity of the notes, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. We may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on February 10, 2009 at a price of $583.4 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.

The following table sets forth information required regarding repurchases of common stock that we made during the three months ended September 30, 2006.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan(1)	the Plan

July 2006	75,700	$8.50	8,188,367	11,233,894
August 2006	1,768,796	$7.77	9,950,863	9,465,098
September 2006	473,377	$7.61	10,356,943	8,991,721

(1)	Under resolutions adopted and publicly announced in December 1999, January 2001, October 2002, October 2004, April 2005 and October 2005, our Board of Directors has authorized the repurchase, of up to an aggregate of approximately 19.4 million shares of our common stock. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. As of September 30, 2006 the Company has spent approximately $66.7 million to purchase and retire approximately 10.4 million shares of its outstanding common stock.

Item 6.	Selected Financial Data

Selected Financial Data and Operating Statistics

The selected financial data as of and for each of the five years ended September 30, 2006, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Consolidated Statement of Operations and Balance Sheet data in thousands of dollars.

	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

Consolidated Statement of Operations Data:
Operating revenues	$1,337,197	$1,136,268	$896,812	$599,990	$496,783
Operating expenses	1,236,395	1,007,006	829,454	544,711	503,343
Operating income (loss)	100,802	129,262	67,358	55,279	(6,560)
Interest expense	37,305	44,466	25,063	12,664	7,983
Income (loss) before income taxes	56,706	92,166	45,181	41,020	(16,405)
Net income (loss)	33,967	56,867	26,282	25,305	(11,268)
Net income (loss) per share:
Basic	$1.01	$1.95	$0.83	$0.80	$(0.34)
Diluted	0.84	1.35	0.66	0.76	(0.34)
Consolidated Balance Sheet Data:
Working capital (deficit)	$195,707	$236,112	$16,046	$(57,380)	$27,483
Total assets	1,238,213	1,167,671	1,121,537	716,936	399,161
Long-term debt, excluding current portion	542,569	636,582	550,613	199,023	110,210
Stockholders’ equity	264,210	176,670	128,904	111,973	86,758
Consolidated Operating Statistics:
Passengers carried	14,839,701	13,088,872	10,239,915	6,444,459	5,118,839
Revenue passenger miles (000)	6,840,101	6,185,864	5,035,165	2,814,480	1,986,164
Available seat miles (“ASM”) (000)	9,139,340	8,715,749	7,107,684	4,453,707	3,459,427
Block hours	571,827	571,339	513,881	393,335	352,323
Average passenger journey in miles	461	473	492	436	388
Average stage length in miles	397	389	390	337	298
Load factor	74.8%	71.0%	70.8%	63.2%	57.4%
Break-even passenger load factor	61.1%	53.3%	53.6%	46.3%	60.1%
Revenue per ASM in cents	14.6	13.0	12.6	13.4	14.4
Operating cost per ASM in cents	13.5	11.6	11.7	12.3	14.6
Average yield per revenue passenger mile in cents	19.5	18.4	17.8	21.3	25.0

	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

Average fare	$87.96	$84.25	$84.81	$89.44	$93.93
Aircraft in service	191	182	180	150	124
Cities served	173	176	181	163	147
Number of employees	5,200	4,600	5,000	3,600	3,100

(1)	Net income in fiscal 2006 includes a bankruptcy settlement of $12.1 million (pretax) and debt conversion costs of $13.1 million (pretax).

(2)	Net income in fiscal 2005 includes the net effect of reversing certain impairment and restructuring charges of $1.3 million (pretax).

(3)	Net income in fiscal 2004 includes the net effect of impairment and restructuring charges of $11.9 million (pretax).

(4)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of impairment and restructuring charges of $12.0 million (pretax).

(5)	Net loss in fiscal 2002 includes the effect of impairment and restructuring charges of $26.7 million (pretax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial Data and Operating Statistics contained elsewhere in this Form 10-K.

Executive Overview

Fiscal year 2006 was a year of transition for us. As a result of Pre-Merger US Airways’ emergence from bankruptcy in connection with their merger with America West Airlines and their non-assumption of our code-share agreement, we worked with Pre-Merger US Airways to provide for an orderly transition of aircraft from Pre-Merger US Airways to United and Delta. The transition of aircraft out of Pre-Merger US Airways was completed in the third quarter, and we completed the placement of the last of these aircraft into operations shortly after fiscal year end. As a result of this transition, we were negatively impacted by idle aircraft not earning revenue while in transition as well as incurring significant costs in training pilots while moving aircraft to the Freedom certificate, operations under which perform services for Delta Air Lines.

Fiscal 2006 also saw the launch of go!, Mesa’s independent operation in Hawaii. go! provides inter-island service using five 50-seat CRJ-200 aircraft in a high quality, high frequency service, connecting the islands of Hawaii with service to the Hilo, Honolulu, Kona, Lihue and Maui (Kahului) markets. go! operates 62 flights per day between Honolulu and Lihue, Kahaluli and Kona.

Also during 2006:

Code-Share Agreements

Freedom commenced operations with Delta in October 2005 and is contracted to operate up to 30 50-seat regional jet aircraft on routes throughout Delta’s network. However, Delta has not yet assumed our code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy. In March 2006, Freedom expanded its strategic partnership with Delta by signing a three-year agreement to fly up to twelve, 37-seat, De Havilland Dash-8 aircraft in support of Delta’s expanding operations at its New York-JFK hub. This Dash-8 agreement was entered into post-petition and does not need to be assumed in the bankruptcy proceedings.

Fleet

The transition plan described above included moving 36 ERJ-145 and 23 CRJ-200 aircraft out of US Airways and into Delta and United. As of September 30, 2006, we had moved 28 ERJ-145 aircraft into Delta operations and 23 CRJ-200 and eight ERJ-145 aircraft into United operations. We transitioned two ERJ-145 aircraft from United to Delta shortly after our fiscal year end.

Also during fiscal 2006, we added one CRJ-900 to our US Airways fleet, six CRJ-200s (five into our go! operation and one into our United fleet) and removed two CRJ-200s from our US Airways fleet. In addition, we added six Dash-8 aircraft into our Delta fleet and reduced our Beechcraft 1900D fleet by two by retiring one aircraft and leasing one (the tenth) to Big Sky.

Aircraft in Operation at September 30,

Type of Aircraft	2006	2005	2004

CRJ-200/100 Regional Jet	60	56	54
CRJ-700 Regional Jet	15	15	15
CRJ-900 Regional Jet	38	37	24
Embraer 145 Regional Jet	36	36	36
Beechcraft 1900D	20	22	35
Dash-8	22	16	16

Total	191	182	180

Debt to Equity Conversion

In the first and second quarters of fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted their Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6.2 million shares of Mesa common stock and also paid approximately $11.3 million in debt conversion costs to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes.

Rotable Spare Parts Maintenance Agreements

In fiscal 2005, we entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was completed in November 2005. Under the AAR agreement, AAR purchased certain of our existing rotable spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable, which we will receive over the next three years.

Summary of Financial Results

Mesa Air Group recorded consolidated net income of $34.0 million in fiscal 2006, representing diluted earnings per share of $0.84. This compares to consolidated net income of $56.9 million or $1.35 per share in fiscal 2005 and consolidated net income of $26.3 million or $0.66 per share in fiscal 2004.

Approximately 98% of our consolidated passenger revenues for the fiscal year ended September 30, 2006 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with US Airways, Delta Air Lines, Midwest Airlines and United Airlines. The remaining passenger revenues are derived from our independent operations, go! and Mesa Airlines.

Approximately 97% of our passenger revenue was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In fiscal 2006, approximately 96% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.

Results of Operations

The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,
	2006	2005	2004

Passengers	14,839,701	13,088,872	10,239,915
Available seat miles (“ASM”)(000s)	9,139,340	8,715,749	7,107,684
Revenue passenger miles (000s)	6,840,101	6,185,864	5,035,165
Load factor	74.8%	71.0%	70.8%
Yield per revenue passenger mile (cents)	19.5	18.4	17.8
Revenue per ASM (cents)	14.6	13.0	12.6
Operating cost per ASM (cents)	13.5	11.6	11.7
Average stage length (miles)	397	389	390
Number of operating aircraft in fleet	191	182	180
Gallons of fuel consumed	211,434,140	202,410,695	170,867,222
Block hours flown	571,827	571,339	513,881
Departures	389,883	391,086	353,083

Operating Expense Data

Years Ended
September 30, 2006, 2005 and 2004

	2006			2005			2004
			Cost			Cost			Cost
		Percent	per		Percent	per		Percent	per
	Amount	of Total	ASM	Amount	of Total	ASM	Amount	of Total	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	$373,283	27.9%	4.1	$319,271	28.1%	3.7	$297,521	33.2%	4.2
Fuel	459,608	34.4%	5.0	304,256	26.8%	3.5	194,510	21.7%	2.7
Maintenance	233,603	17.5%	2.6	198,695	17.5%	2.3	163,463	18.2%	2.3
Aircraft & traffic servicing	79,645	6.0%	0.9	68,475	6.0%	0.8	66,223	7.4%	0.9
Promotion & sales	5,222	0.4%	0.1	3,906	0.3%	0.0	5,806	0.6%	0.1
General & administrative	60,595	4.5%	0.7	69,429	6.1%	0.8	62,035	6.9%	0.9
Depreciation & amortization	36,537	2.7%	0.4	44,231	3.9%	0.5	28,001	3.2%	0.4
Bankruptcy settlement	(12,098)	0.9%	(0.1)	—	—	—	—	—	—
Impairment and restructuring charges (credits)	—	—	—	(1,257)	(0.1)%	(0.0)	11,895	1.3%	0.2

Total operating expenses	1,236,395	92.5%	13.5	1,007,006	88.6%	11.6	829,454	92.5%	11.7
Interest expense	(37,305)	2.8%	(0.4)	(44,466)	3.9%	(0.5)	(25,063)	2.8%	(0.4)
Interest income	12,116	0.9%	0.1	2,901	0.3%	0.0	1,163	0.1%	0.0
Other income (expense)	(16,417)	1.2%	(0.2)	4,469	0.4%	0.1	1,723	0.0%	0.0

Note: Numbers in the table above may not be recalculated due to rounding

Year Ended	Mesa/	Air Midwest/
September 30, 2006 (000’s)	Freedom	go!	Other	Elimination	Total

Total operating revenues	$1,272,206	$61,459	$247,474	$(243,942)	$1,337,197
Total operating expenses	1,165,294	71,986	209,381	(210,266)	1,236,395

Operating income (loss)	106,912	(10,527)	38,093	(33,676)	100,802

Year Ended		Air Midwest/
September 30, 2005 (000’s)	Mesa	Freedom	Other	Elimination	Total

Total operating revenues	$1,064,093	$62,681	$297,764	$(288,270)	$1,136,268
Total operating expenses	925,783	70,163	255,909	(244,849)	1,007,006

Operating income (loss)	138,310	(7,482)	41,855	(43,421)	129,262

Year Ended	Mesa/
September 30, 2004 (000’s)	Freedom	Air Midwest	Other	Elimination	Total

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Total operating expenses	725,975	91,349	313,243	(301,113)	829,454

Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358

All of the Company’s 34 Beechcraft 1900D aircraft are owned by Mesa Airlines; however, the Company currently operates 20 of these aircraft. The operating aircraft and debt are recorded on the separate company financial statements of Mesa Airlines, but are operated by Air Midwest, and as a result, Mesa charges Air Midwest rent to offset its depreciation and interest cost. Prior impairment charges related to these aircraft are recorded on the separate company financial statements of Mesa Airlines. The non-operating aircraft are being subleased to other carriers and, as a result, the sublease income, depreciation and interest are included in the other segment.

Fiscal 2006 Versus Fiscal 2005

Operating Revenues

In fiscal 2006, operating revenue increased by $200.9 million, or 17.7%, from $1.1 billion in the twelve months ended September 30, 2005 to $1.3 billion in the twelve months ended September 30, 2006. The increase in revenue is primarily attributable to a $208.1 million increase in operating revenues in the Mesa / Freedom segment, the largest component of which is a $155.8 million increase in fuel reimbursements by our code-share partners. Operating revenues in the Air Midwest / go! segment decreased $1.2 million, primarily as a result of a $1.9 million decrease in Essential Air Service (“EAS”) revenue due to the timing of awards won and lost during the year. In addition, prorate revenue increased $2.9 million in the Air Midwest / go! segment, primarily from the startup of operations at go! This net increase was offset by a decrease in Air Midwest prorate revenue as a result of leasing additional Beechcraft 1900D aircraft to other carriers.

Operating Expenses

Flight Operations

In fiscal 2006, flight operations expense increased $54.0 million, or 16.9%, to $373.3 million from $319.3 million for fiscal 2005. On an ASM basis, flight operations expense increased 10.8% to 4.1 cents per ASM in fiscal 2006 from 3.7 cents per ASM in the fiscal 2005. Flight operations expense in the Mesa / Freedom segment increased $59.2 million, which included a $35.2 million increase in aircraft lease cost due to the sale and leaseback of 15 CRJ-900 aircraft in September 2005, a $12.7 million increase in flight crew wages, a $4.0 million increase in lodging cost and a $2.6 million increase in flight simulator lease expense. The increases in flight crew wages, lodging cost and flight simulator expenses are a result of training costs associated with the transition of aircraft onto the Freedom certificate as well as the start up of the Company’s Delta Dash-8 operations at New York’s JFK airport. Flight operations expense in the Air Midwest / go! segment increased $2.0 million primarily as a result of the startup of operations at go!

Fuel

In fiscal 2006, fuel expense increased $155.3 million, or 51.1%, to $459.6 million from $304.3 million for fiscal 2005. On an ASM basis, fuel expense increased 42.9% to 5.0 cents per ASM in fiscal 2006 from 3.5 cents per ASM in fiscal 2005. Into-plane fuel cost in fiscal 2006 increased 44.7% from $1.50 per gallon in fiscal 2005 to $2.17 per gallon in fiscal 2006, resulting in a $136.1 million unfavorable price variance. Consumption increased 4% in fiscal 2006 resulting in a $19.2 million unfavorable volume variance. In fiscal 2006, approximately 96% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense

In fiscal 2006, maintenance expense increased $34.9 million, or 17.6%, to $233.6 million from $198.7 million for fiscal 2005. On an ASM basis, maintenance expense increased 13.0% to 2.6 cents per ASM in fiscal 2006 from 2.3 cents per ASM in fiscal 2005. Maintenance expense in the Mesa / Freedom segment increased $46.1 million, which included an $11.1 million increase in aircraft heavy maintenance expense, an $11.2 million increase in rotable spare part repair and rent expense, a $7.8 million increase in engine maintenance, a $5.0 million increase in materials, repairs and servicing expenses, a $3.6 million increase in mechanic wage expenses, and a $2.3 million increase in hangar rent. The increase is due to the timing of certain maintenance events for the Company’s aircraft and the additional bases established to support the United and Delta operations. Maintenance expense in the Air Midwest / go! segment decreased $2.6 million. The net decrease was due to a $4.5 million reduction in maintenance expense primarily due to the costs associated with preparing Beechcraft 1900 aircraft for lease to other carriers in fiscal 2005, this decrease was offset by a $1.9 million increase as a result of the start up of go!

Aircraft and Traffic Servicing

In fiscal 2006, aircraft and traffic servicing expense increased by $11.2 million, or 16.3%, to $79.6 million from $68.5 million for fiscal 2005. On an ASM basis, aircraft and traffic servicing expense increased 12.5% to 0.9 cents per ASM in fiscal 2006 from 0.8 cents per ASM in fiscal 2005. Aircraft and traffic servicing expense in the Mesa / Freedom segment increased $10.7 million, which included a $5.6 million increase in station rents and a $4.5 million increase in passenger related costs, primarily landing fees. These increases were primarily a result of moving into higher cost East Coast cities for United and Delta. These costs are reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest / go! segment remained relatively constant with decreases at Air Midwest due to reduced capacity being offset by increases at go! as a result of the startup.

Promotion and Sales

In fiscal 2006, promotion and sales expense increased by $1.3 million, or 33.7%, to $5.2 million from $3.9 million for fiscal 2005. On an ASM basis, promotion and sales expense increased 100% to 0.1 cents per ASM in the twelve months ended September 30, 2006 from 0.0 cents per ASM in the twelve months ended September 30, 2005. Promotion and sales expense in the Air Midwest / go! segment increased $1.3 million, with increases at go! due to the startup being offset by decreases at Air Midwest as a result of reduced capacity. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.

General and Administrative

In fiscal 2006, general and administrative expense decreased $8.8 million, or 12.7%, to $60.6 million from $69.4 million for fiscal 2005. On an ASM basis, general and administrative expense decreased 12.5% to 0.7 cents per ASM in fiscal 2006 from 0.8 cents per ASM in fiscal 2005. The net decrease included a $13.5 million reduction in bad debt expense due to the reversal of reserves for $7.2 million as a result of proceeds received from the Pre-Merger US Airways bankruptcy settlement and other items which were established in fiscal 2005, a $4.0 million reduction in medical expenses due to a change in health plans, a $1.0 million reduction in passenger liability insurance premiums as a result of lower rates and a $2.1 million reduction in bonus wages as a result of a failure to meet profitability targets. These decreases were offset by a $2.3 million increase in stock option expense due to the adoptions of SFAS 123(R), which requires expensing stock options; a $1.9 million increase in legal costs due to the litigation involving our commencement of service in the Hawaii inter-island market in fiscal 2006 and a $0.8 million favorable settlement in fiscal 2005; and a $1.7 million increase in workers compensation expense due to an increase in claims.

Depreciation and Amortization

In fiscal 2006, depreciation and amortization expense decreased $7.7 million, or 17.4%, to $36.5 million from $44.2 million for fiscal 2005. On an ASM basis, depreciation expense decreased 20% to 0.4 cents per ASM in fiscal 2006 from 0.5 cents per ASM in fiscal 2005. The decrease was primarily due to a $7.2 million reduction in depreciation expense in the Mesa / Freedom segment as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005.

Bankruptcy Settlement

In fiscal 2006, the Company received approximately 350,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways. The shares were valued at approximately $50 per share, hence the Company recognized approximately $17.6 million in benefit from its claim. Of the $17.6 million, $5.5 million was applied to receivables that were previously reserved.

Impairment and Restructuring Charges

In fiscal 2005, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.

Interest Expense

In fiscal 2006, interest expense decreased $7.2 million, or 16.1%, to $37.3 million from $44.5 million for fiscal 2005. On an ASM basis, interest expense decreased 20% to 0.4 cents per ASM in fiscal 2006 from 0.5 cents per ASM in fiscal 2005. The net decrease in interest expense was primarily due a $10.4 million reduction in interest expense as a result of permanently financing 15 CRJ-900 aircraft with operating leases in the fourth quarter of fiscal 2005, a $2.8 million reduction in convertible debt interest expense as a result of the conversion from debt to equity and a $1.0 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006. These decreases were partially offset by a $6.4 million increase in interest expense on aircraft financing as a result of increases in variable interest rates.

Interest Income

In fiscal 2006, interest income increased $9.2 million to $12.1 million from $2.9 million for fiscal 2005. The increase is due to increases in the rates of return on our portfolio of marketable securities.

Other Income (Expense)

In fiscal 2006, other income (expense) decreased $20.9 million from income of $4.5 million for fiscal 2005 to expense of $16.4 million for fiscal 2006. In fiscal 2006, other income (expense) is primarily comprised of $13.1 million in debt conversion costs and $2.5 million in losses on investment securities.

In fiscal 2005, other income was primarily comprised of net investment income of $2.3 million from the Company’s portfolio of investment securities, $2.9 million of dividend income on marketable securities, $1.0 million income from a settlement of a dispute with a vendor and $1.7 million in net costs to return four non-operating EMB120 aircraft to the lessor.

Income Taxes

In fiscal 2006, the our effective tax rate increased from 38.3% for fiscal 2005 to 40.1%. The increase in our effective tax rate is mainly due to the inability to deduct stock option expense related to incentive stock options for income tax purposes.

Fiscal 2005 Versus Fiscal 2004

Operating Revenues

In fiscal 2005, operating revenue increased by $239.5 million, or 26.7%, from $896.8 million to $1,136.3 million. The increase in revenue is primarily attributable to a $256.9 million increase in revenue associated with the operation of 15 additional regional jets flown by Mesa compared to 2004. Offsetting this increase was a decrease in passenger revenue of approximately $20.3 million in the Air Midwest / Freedom segment. The decrease in passenger revenue in the Air Midwest / Freedom segment primarily due to reductions in capacity as the Company has leased nine Beechcraft 1900 aircraft to Big Sky and four Beechcraft 1900 aircraft to Great Lakes during fiscal 2005. However, EAS subsidies received by Air Midwest increased by $1.3 million as a result of additional markets served and higher subsidy rates on existing markets.

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

General and Administrative

In fiscal 2005, general and administrative expense increased $7.4 million or 11.9%, to $69.4 million from $62.0 million for fiscal 2004. On an ASM basis, general and administrative expense decreased 11.1% to 0.8 cents per ASM in fiscal 2005 from 0.9 cents per ASM in fiscal 2004. The increase in expense includes a $6.3 million increase in property taxes associated with increases in our fleet and a $2.6 million increase in bad debt expense as a result of increasing the Company’s allowance for doubtful receivables related to code-share partners in bankruptcy. Offsetting these increases was a $1.6 million decrease in health insurance costs related to the timing and severity of claims.

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

In fiscal 2004, we recognized an impairment charge of $12.4 million related to the early termination of leases on seven Beechcraft 1900D aircraft. We negotiated the terms of the early return with the majority of the aircraft lessors and took a charge that included $2.4 million for the present value of future lease payments, $2.4 million for the negotiated settlement of return conditions, $1.2 million for the cancellation of maintenance agreements, $0.8 million to reduce maintenance deposits to net realizable value and $4.5 million to reduce the value of rotable and expendable inventory to fair value less costs to sell. We purchased two of the aircraft from the lessors, which were subsequently scrapped. As a result, we also took a $1.1 million impairment charge for the difference between the buy out of the lease and the subsequent sale of the aircraft. These charges were offset by the reversal of $0.5 million of prior year restructuring charges.

Interest Expense

In fiscal 2005, interest expense increased $19.4 million or 77.4%, to $44.5 million from $25.1 million for fiscal 2004. The increase in interest expense is primarily comprised of an increase of $14.6 million on interim and permanently financed aircraft debt, $1.2 million on the senior convertible notes that were issued in February 2004, $1.2 million on the inventory financing arrangement with GECAS and $1.1 million on the Beechcraft 1900 aircraft debt.

Other Income (Expense)

In fiscal 2005, other income increased $2.7 million, or 159.4%, to $4.5 million from $1.7 million for fiscal 2004. In fiscal 2005, other income is primarily comprised of net investment income of $2.3 million from the Company’s portfolio of investment securities, $2.9 million of dividend income on marketable securities, $1.0 million income from a settlement of a dispute with a vendor and $1.7 million in net costs to return four non-operating EMB120 aircraft to the lessor.

In fiscal 2004, other income was primarily comprised of investment income of $0.6 million related to the Company’s portfolio of investment securities.

Income Taxes

In fiscal 2005, the Company’s effective income tax rate was 38.3% as compared to 41.8% in fiscal 2004. The decrease in rate from fiscal 2004 is due to certain payments to top executives in the prior year, a portion of which were not deductible for income taxes.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2006, we had cash, cash equivalents, and marketable securities (including restricted cash and held-to-maturity securities) of $234.3 million, compared to $280.4 million at September 30, 2005. In fiscal 2006, we cancelled our rotable financing arrangement with GECAS and were required to repay the $19.7 million liability that remained outstanding. The liability was retired with cash of $15.9 million and included offsetting $3.8 million in notes receivable from GECAS. We then entered into a similar arrangement with AAR whereby AAR was required to purchase certain rotable spare parts for $39.6 million in cash and $21.5 million in notes receivable.

Also in fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted their Notes into shares of Mesa common stock. In connection with these conversions, the Company paid approximately $11.3 million in debt conversion costs to these Noteholders.

Other uses of cash included capital expenditures of $42.6 million, which was primarily attributable to preparing aircraft for service and provisioning of rotable inventory to support additional bases of operations, and the purchase of $18.6 million of the Company’s outstanding common stock.

Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

As of September 30, 2006, we had receivables of approximately $47.4 million (net of an allowance for doubtful accounts of $1.6 million), compared to receivables of approximately $29.0 million (net of an allowance for doubtful accounts of $8.9 million) as of September 30, 2005. The amounts include receivables due from our code-share partners, credits due from the aircraft manufacturer and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 45% of total gross accounts receivable at September 30, 2006.

Code-Share Partner in Bankruptcy

On September 14, 2005, Delta Air Lines, Inc. filed for reorganization under Chapter 11 of the US Bankruptcy Code. Delta has not yet assumed our code-share agreement in its bankruptcy proceeding and could choose to seek to renegotiate the agreement on terms less favorable to us or terminate this agreement. As of the date of this report, the Company believes that there is a reasonable likelihood that Delta will assume our code-share agreement in such proceedings. This belief is based primarily on the continued expansion of the aircraft we fly under our agreement with Delta and our current business relations with them. Notwithstanding this belief, no assurance can be given that Delta will assume our code-share agreement or otherwise seek to renegotiate the terms of the agreement. If Delta and the Company did renegotiate the terms of the existing agreement, the Company’s profitability would be impacted and liquidity would be reduced. However, if Delta was to terminate our agreement, the Company would seek to mitigate the effect of such event by seeking alternative code-share partners, subleasing the aircraft to another carrier or carriers or parking the aircraft. These options could have a material adverse effect on our liquidity, financial condition and results of operations.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2006, we leased 158 aircraft with remaining lease terms ranging from 1 to 17.5 years. Future minimum lease payments due under all long-term operating leases were approximately $2.3 billion at September 30, 2006.

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

The notes were sold at an issue price of $583.40 per note and are convertible into shares of our common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) after March 31, 2004, the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. We may redeem the notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require us to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.

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

The notes were sold at an issue price of $397.27 per note and are convertible into shares of our common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. These notes became convertible in 2003. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

In fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted their Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6.2 million shares of Mesa common stock and also paid approximately $11.3 million in debt conversion costs to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes.

Interim and Permanent Aircraft Financing Arrangements

At September 30, 2006, we had an aggregate of $123.1 million in notes payable to an aircraft manufacturer for delivered aircraft on interim financing. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. At September 30, 2006, we had five aircraft on interim financing with the manufacturer. These interim financings agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time.

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

As of September 30, 2006, we had $12.0 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll.

Contractual Obligations

As of September 30, 2006, we had $572.2 million of long-term debt (including current maturities). This amount consisted of $431.6 million in notes payable related to owned aircraft, $137.8 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $2.8 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of September 30, 2006.

	Payment Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
				(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(2)	$46,896	$46,116	$45,234	$44,346	$43,419	$297,645	$523,656
2003 senior convertible debt notes (assuming no conversions)	2,365	2,365	—	—	—	95,234	99,964
2004 senior convertible debt notes (assuming no conversions)	3,625	3,625	1,813	—	—	171,409	180,472
Notes payable related to B1900Ds	11,947	11,939	11,940	28,982	25,156	9,049	99,013
Note payable related to CRJ200s(2)	3,000	3,000	3,000	3,000	3,000	14,952	29,952
Note payable to manufacturer	1,823	—	—	—	—	—	1,823
Mortgage note payable	109	109	824	—	—	—	1,042
Other	25	25	25	25	25	25	150

Total long-term debt	69,790	67,179	62,836	76,353	71,600	588,314	936,072

	Payment Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
				(In thousands)

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	53,111	9,409	9,409	9,409	9,409	126,171	216,918

Payments under operating leases:
Cash aircraft rental payments(2)	245,021	216,084	192,163	185,402	190,281	1,244,395	2,273,346
Lease payments on equipment and operating facilities	1,351	1,392	962	947	956	1,198	6,806

Total lease payments	246,372	217,476	193,125	186,349	191,237	1,245,593	2,280,152

Future aircraft acquisition costs(3)	75,000	—	—	50,000	—	—	125,000
Rotable inventory financing commitments(4)	587	563	540	2,241	—	—	3,931
Minimum payments due under rotable spare parts maintenance agreement	23,127	26,650	29,371	32,225	32,614	136,476	280,463

Total	$467,987	$321,277	$295,281	$356,577	$304,860	$2,096,554	$3,842,536

(1)	Represents the principal and interest on notes payable to the manufacturer for interim financed aircraft. These notes payable typically have a six-month maturity. For purposes of this schedule, we have assumed that aircraft on interim financing are converted to permanent financing as debt upon the expiration of the notes with future maturities included on this line.

(2)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(3)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

(4)	Represents the principal and interest related to financed rotable inventory and includes amounts due as a result of the termination of the GECAS agreement.

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

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

In June 2006, the Company entered into a separate two-year agreement with AAR for the management and repair of the Company’s CRJ-200 aircraft rotable spare parts inventory associated with its go! operations. Under this agreement, the Company transferred certain existing spare parts inventory to AAR for $1.2 million in cash. AAR is required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. At termination, the Company has guaranteed the fair value of the underlying rotables. Based on this arrangement, the Company accounts for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR as a liability.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, medical claims and workers compensation claims reserves, valuation of assets held for sale, costs to return aircraft, and a valuation allowance for certain deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such historical experience and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Delta, United and US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company’s revenue-guarantee agreements with Delta, United and US Airways, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2006, 2005 and 2004 was $248.5 million, $235.5 million and $189.0 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not have represented market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 12.7 million gallons, 67.4 million gallons and 68.1 million gallons of fuel under this arrangement in fiscal 2006, 2005 and 2004, respectively.

The US Airways and Midwest Airlines Beechcraft 1900D turboprop code-share agreements are pro-rate agreements. Under a prorate agreement, we receive a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.6 million and $8.9 million at September 30, 2006 and 2005, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, our estimate of the allowance could be materially understated or overstated.

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet.

Accrued Health Care Costs

We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At September 30, 2006 and 2005, we accrued $2.6 million for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs

Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At September 30, 2006 and 2005, we accrued $3.4 million and $1.6 million, respectively, for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2006 and 2005, we had a valuation allowance of $0.6 million and $0.4 million, respectively, for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe we will generate sufficient taxable income in the future to realize the benefits of our other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2006, 2005 and 2004 and we have taken steps to minimize the financial impact of our unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the second quarter of fiscal 2007. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management has not yet determined the impact of adopting this statement.

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 in fiscal 2007. Management does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Mesa will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management has not yet determined the impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of our debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $1.0 million impact on interest expense. We also have investments in debt securities. If short- term interest rates were to average 10% more than they did in fiscal year 2006 interest income would be impacted by approximately $0.9 million.

We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the Delta, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2006, approximately 96% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.1 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page 44	—	Report of Independent Registered Public Accounting Firm.
Page 45	—	Consolidated Statements of Income — Years ended September 30, 2006, 2005 and 2004.
Page 46	—	Consolidated Balance Sheets — September 30, 2006 and 2005.
Page 47	—	Consolidated Statements of Cash Flows — Years ended September 30, 2006, 2005 and 2004.
Page 49	—	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2006, 2005 and 2004.
Page 50	—	Notes to Consolidated Financial Statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method.

As discussed in Note 2, substantially all of the Company’s passenger revenue is derived from code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), and US Airways, Inc. (“US Airways”). In September 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Delta has not yet assumed the Company’s code-share agreement in its bankruptcy proceeding.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
December 14, 2006

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except per share amounts)

Operating revenues:
Passenger	$1,307,875	$1,102,550	$868,415
Freight and other	29,322	33,718	28,397

Total operating revenues	1,337,197	1,136,268	896,812

Operating expenses:
Flight operations	373,283	319,271	297,521
Fuel	459,608	304,256	194,510
Maintenance	233,603	198,695	163,463
Aircraft and traffic servicing	79,645	68,475	66,223
Promotion and sales	5,222	3,906	5,806
General and administrative	60,595	69,429	62,035
Depreciation and amortization	36,537	44,231	28,001
Bankruptcy settlement	(12,098)	—	—
Impairment and restructuring charges (credits)	—	(1,257)	11,895

Total operating expenses	1,236,395	1,007,006	829,454

Operating income	100,802	129,262	67,358

Other income (expense):
Interest expense	(37,305)	(44,466)	(25,063)
Interest income	12,116	2,901	1,163
Loss from equity method investment	(2,490)	—	—
Other income (expense)	(16,417)	4,469	1,723

Total other expense	(44,096)	(37,096)	(22,177)

Income before income taxes	56,706	92,166	45,181
Income taxes	22,739	35,299	18,899

Net income	$33,967	$56,867	$26,282

Net income per common share — basic	$1.01	$1.95	$0.83

Net income per common share — diluted	$0.84	$1.35	$0.66

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,559	$143,428
Marketable securities	186,764	128,162
Restricted cash	12,001	8,848
Receivables, net	47,382	28,956
Income tax receivable	615	704
Expendable parts and supplies, net	32,771	36,288
Prepaid expenses and other current assets	139,563	98,267
Deferred income taxes	4,115	8,256

Total current assets	458,770	452,909
Property and equipment, net	669,912	642,914
Lease and equipment deposits	27,389	25,428
Equity method investment	12,510	—
Other assets	69,632	46,420

Total assets	$1,238,213	$1,167,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,659	$27,787
Short-term debt	123,076	54,594
Accounts payable	56,097	52,608
Air traffic liability	6,677	2,169
Accrued compensation	4,545	3,829
Deposit on pending sale of rotable spare parts	—	22,750
Rotable spare parts financing liability	—	19,685
Income taxes payable	1,008	2,863
Other accrued expenses	42,001	30,512

Total current liabilities	263,063	216,797
Long-term debt, excluding current portion	542,569	636,582
Deferred credits	101,723	97,497
Deferred income taxes	44,531	25,684
Other noncurrent liabilities	22,117	14,441

Total liabilities	974,003	991,001

Commitments and contingencies (notes 2, 8, 14 and 15)
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 33,904,053 and 28,868,167 shares issued and outstanding, respectively	149,701	96,128
Retained earnings	114,509	80,542

Total stockholders’ equity	264,210	176,670

Total liabilities and stockholders’ equity	$1,238,213	$1,167,671

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities:
Net income	$33,967	$56,867	$26,282
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	36,537	44,231	28,001
Impairment and restructuring charges (credits)	—	(1,257)	11,895
Deferred income taxes	22,988	31,625	18,723
Unrealized loss on investment securities	648	514	620
Equity in net loss of unconsolidated sub	2,490	—	—
Amortization of deferred credits	(11,043)	(6,202)	(6,243)
Amortization of restricted stock awards	1,261	1,178	589
Amortization of contract incentives	3,488	—	—
Write off of debt issuance costs	1,800	—	—
Loss on sale of assets	611	—	—
Stock based compensation expense	2,313	—	—
Tax benefit on stock compensation	—	160	137
Provision for obsolete expendable parts and supplies	559	1,195	1,269
Provision for (recovery of) doubtful accounts	(6,607)	6,915	4,315
Changes in assets and liabilities:
Net purchases of investment securities	(59,250)	(70,154)	(45,584)
Receivables	(9,447)	6,709	(9,566)
Income tax receivables	89	762	(1,466)
Expendable parts and supplies	542	(2,693)	(11,415)
Prepaid expenses	(41,296)	(58,704)	(14,708)
Other assets	1,159	—	—
Contract incentive payments	(20,707)	(12,025)	—
Accounts payable	3,489	5,787	4,921
Income taxes payable	(227)	2,407	(440)
Cost to return aircraft held for sale	—	—	(2,392)
Other accrued liabilities	20,060	(2,540)	1,619

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,576)	4,775	6,557

Cash Flows from Investing Activities:
Capital expenditures	(44,561)	(41,873)	(50,283)
Acquisition of Midway	—	—	(9,160)
Proceeds from the sale of flight equipment and expendable inventory	20,076	449	2,383
Equity method investment	(15,000)	—	—
Change in restricted cash	(3,153)	636	(9,484)
Change in other assets	3,410	4,088	(1,181)
Lease and equipment deposits	(961)	1,608	(5,491)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(40,189)	(35,092)	(73,216)

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Cash Flows from Financing Activities:
Principal payments on short-term and long-term debt	(36,038)	(28,911)	(16,859)
Proceeds from issuance of senior convertible notes	—	—	100,000
Debt issuance costs	—	(3,177)	(3,009)
Proceeds from pending sale of rotable inventory (customer deposits)	—	22,750	—
Proceeds from (repayments of) financing rotable inventory	(15,882)	—	15,000
Proceeds from exercise of stock options and issuance of warrants	6,364	813	843
Common stock purchased and retired	(18,643)	(11,252)	(10,921)
Proceeds from receipt of deferred credits	13,095	20,412	2,168

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(51,104)	635	87,222

NET CHANGE IN CASH AND CASH EQUIVALENTS	(107,869)	(29,682)	20,563
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	143,428	173,110	152,547

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,559	$143,428	$173,110

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39,132	$45,694	$24,105
Cash paid (refunded) for income taxes	(125)	336	1,906
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft and engine delivered under interim financing provided by manufacturer	$74,657	$351,187	$463,936
Conversion of convertible debentures to common stock	62,278	—	—
Aircraft and engine debt permanently financed as operating lease	—	(397,432)	(203,362)
Short-term debt permanently financed as long-term debt	—	(118,041)	(254,728)
Long-term debt assumed in Midway asset purchase	—	—	24,109
Inventory and other credits received in conjunction with aircraft financing	7,212	11,836	5,073
Note receivable received in conjunction with sale/financing of rotable spare parts inventory	18,835	—	6,000
Deferred gain on sale/financing of rotable spare parts inventory	2,174	—	—
Note receivable forgiven in retirement of rotable spare parts financing liability	3,631	—	—
Rotable spare parts financed with long-term payable	4,157	—	—
Other assets reclassified to expendable inventory	1,677	—	—
Rotable spare parts reclassified to other assets	1,982	4,248	—
Receivable for credits related to aircraft financing	2,000	—	—

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock	Retained
		and Additional	Earnings
	Number of	Paid-In	(Accumulated
Years Ended September 30, 2006, 2005, and 2004	Shares	Capital	Deficit)	Total

Balance at October 1, 2003	31,704,625	$114,580	$(2,607)	$111,973
Exercise of stock options	110,208	622	—	622
Common stock purchased and retired	(1,748,056)	(10,921)	—	(10,921)
Amortization of restricted stock	—	589	—	589
Tax benefit — stock compensation	—	137	—	137
Amortization of warrants	—	135	—	135
Issuance of warrants	—	87	—	87
Net income	—	—	26,282	26,282

Balance at September 30, 2004	30,066,777	105,229	23,675	128,904
Exercise of stock options	165,609	712	—	712
Common stock purchased and retired	(1,792,516)	(11,252)	—	(11,252)
Issuance of restricted stock	428,297	—	—	—
Amortization of restricted stock	—	1,178	—	1,178
Tax benefit — stock compensation	—	160	—	160
Amortization of warrants	—	33	—	33
Issuance of warrants	—	68	—	68
Net income	—	—	56,867	56,867

Balance at September 30, 2005	28,868,167	96,128	80,542	176,670
Conversion of debt to equity	6,227,845	62,278	—	62,278
Exercise of stock options and warrants	1,198,720	6,364	—	6,364
Common stock purchased and retired	(2,390,679)	(18,643)	—	(18,643)
Amortization of restricted stock	—	1,261	—	1,261
Stock based compensation	—	2,313	—	2,313
Net income	—	—	33,967	33,967

Balance at September 30, 2006	33,904,053	$149,701	$114,509	$264,210

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a California company; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is an independent regional airline serving 173 cities in 46 states, the District of Columbia, Canada, the Bahamas and Mexico. At September 30, 2006, the Company operated a fleet of 191 aircraft and had over 1,200 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”) which currently operates as US Airways and is referenced to herein as “US Airways;” as United Express under a code-share agreement with United Airlines (“United”); and independently as go! The current US Airways is a result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Freedom Airlines operates as Delta Connection under code-share agreements with Delta Airlines, Inc. (“Delta”). Air Midwest operates under code-share agreements with US Airways, Pre-Merger US Airways and Midwest Airlines, Inc. (“Midwest”). Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and select Essential Air Service markets. Approximately 98% of the Company’s consolidated passenger revenues for 2006 were derived from operations associated with code-share agreements.

The financial arrangement between Mesa and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The US Airways jet and Dash-8 code-share agreement, the Delta agreements, and the United code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways and the Pre-Merger US Airways Beechcraft 1900 agreements and the Midwest Airlines agreement are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa also has contracts with the

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when its aircraft are not otherwise used for scheduled service.

Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code-share agreement with the same code-share partner. The agreements with US Airways expire in 2012; the regional jet revenue-guarantee agreements with Delta expires between January 2017 and January 2018, but can be terminated earlier in November 2012 or immediately by rejecting the contract in its bankruptcy proceedings; the turboprop revenue-guarantee agreement with Delta expires in March 2009, but can be terminated earlier in September 2007; the agreement with United expires between 2010 and 2018. The pro-rate agreement with Pre-Merger US Airways was scheduled to terminate in October 2006, but have been extended as the terms of a new agreement are negotiated. The Company expects to enter into a new agreement on substantially similar terms. The pro-rate agreement with Midwest can be terminated by either party upon six months prior written notice. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, and breach other contractual terms and conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At September 30, 2006, the Company had $12.0 million in restricted cash on deposit with two financial institutions. In September 2004, we entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $7.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit. The Company also must maintain $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values, which are estimated to be 20% for flight equipment, using the straight-line method.

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

The Company currently flies Beechcraft 1900D aircraft in Essential Air Service markets (“EAS”). If the funding under this program is terminated or significantly reduced for any of the cities served by us, in all likelihood we would not continue to fly in these markets, and as a result, we would be forced to find alternative uses for the aircraft affected.

Interest related to deposits on aircraft purchase contracts is capitalized as part of the aircraft. The Company capitalized approximately $1.1 million, $0.9 million and $1.0 million of interest in fiscal 2006, 2005 and 2004, respectively.

Other Long-Term Assets

Other long-term assets primarily consist of the capitalized costs associated with establishing financing for aircraft, contract incentive payments, prepaid maintenance, notes receivable received pursuant to rotable spare parts financings and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-18.5 years. Contract incentive payments are amortized over the term or the modified term of the code-share agreements. Prepaid maintenance is amortized over the six-year term of the related maintenance contract based upon the hours flown by the related aircraft. The debt issuance costs are amortized over the 20 year life of the senior convertible notes.

Air Traffic Liability

Air traffic liability represents the cost of tickets sold but not yet used. The Company records the revenue associated with these tickets in the period the passenger flies. Revenue from unused tickets is recognized when the tickets expire.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Delta, United and the US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The Company records reimbursement of pass-through costs as revenue. In addition, the Company’s code-share partners also provide, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by code-share partners at no cost to the Company are presented net in the Company’s financial statements, hence no amounts are recorded for revenue or expense for these items. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 12.7 million gallons, 67.4 million gallons and 68.1 million gallons of fuel under this arrangement in fiscal 2006, 2005 and 2004, respectively. In the third quarter of fiscal 2006, the Company completed the transition of aircraft out of Pre-Merger US Airways service, and as such, no longer purchases fuel under this arrangement.

Under the Company’s revenue-guarantee agreements with America West, US Airway and United, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreements discussed above is rental income, inasmuch as the agreement identifies the “right of

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2006, 2005 and 2004 was $248.5 million, $235.5 million and $189.0 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

The US Airways, Pre-Merger US Airways and Midwest Airlines turboprop code-share agreements are pro-rate agreements. Under a pro-rate agreement, the Company receives a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from the Company’s pro-rate agreements and the Company’s independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

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

Aircraft Leased to Other Airlines

The Company currently leases four Beechcraft 1900D aircraft to Gulfstream International Airlines and ten Beechcraft 1900D aircraft to Big Sky Transportation Co. These leases have a five-year term and are accounted for as operating leases. Aircraft under operating leases are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases. As of September 30, 2006, the cost and accumulated depreciation of aircraft under operating leases was approximately $26.9 million and $5.2 million, respectively.

Minimum future rentals under noncancelable operating leases are as follows:

2007	$2.9 million
2008	2.9 million
2009	2.9 million
2010	1.2 million
Total	$9.9 million

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income per share is as follows:

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Share calculation:
Weighted average shares outstanding — basic	33,487	29,215	31,490
Effect of dilutive outstanding stock options and warrants	1,095	127	1,139
Effect of restricted stock	82	286	214
Effect of dilutive outstanding convertible debt	10,704	16,931	14,410

Weighted average shares outstanding — diluted	45,368	46,559	47,253

Adjustments to net income:
Net income	$33,967	$56,867	$26,282
Interest expense on convertible debt, net of tax	4,251	6,097	5,027

Adjusted net income	$38,218	$62,964	$31,309

Options to purchase 41,544, 2,890,756 and 577,039 shares of common stock were outstanding during the years ended September 30, 2006, 2005 and 2004, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Stock Based Compensation

Effective October 1, 2005, the Company accounts for all stock-based compensation in accordance with the fair value recognition provisions in SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Under SFAS No. 123(R), the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB No. 25”), and followed the pro forma net income, pro forma income per share and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, “Accounting for Stock-Based Compensation.”

The fair values of all stock options granted were estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model requires the input of highly subjective assumptions.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest and various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these operating segments into three reportable segments; Mesa Airlines/Freedom Airlines, Air Midwest/go! and Other. Mesa Airlines and Freedom Airlines transport passengers pursuant to revenue-guarantee code-share agreements. Air Midwest and go! (a separate operating division of Mesa Airlines) transport passengers independently or pursuant to pro-rate code-share agreements. The Other reportable segment includes Mesa Air Group, Nilchii, RAS, MPD, MAG-AIM, Ritz Hotel Management and MAGI, all of which support Mesa’s operating subsidiaries. Air Midwest LLC will be included in Air Midwest/go! if it begins operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the second quarter of fiscal 2007. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management has not yet determined the impact of adopting this statement.

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 in fiscal 2007. Management does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. Mesa will be required to adopt FIN 48 in the first quarter of fiscal year 2008. Management has not yet determined the impact on the Company’s consolidated financial statements.

2.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United Airlines. Approximately 98%, 99% and 99% of the Company’s consolidated passenger revenue for the years ended September 30, 2006, 2005 and 2004, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 45% and 35% of total gross accounts receivable at September 30, 2006 and 2005, respectively.

Passenger revenue received from US Airways amounted to 53%, 75% and 78% of the Company’s total passenger revenue in fiscal 2006, 2005 and 2004, respectively. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United Airlines, a subsidiary of UAL Corp., accounted for approximately 36%, 24% and 20% of the Company’s passenger revenue in fiscal 2006, 2005 and 2004, respectively. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta Air Lines accounted for approximately 9% of the Company’s passenger revenue in fiscal 2006. A termination of the Delta agreement or the failure of Delta to successfully emerge from bankruptcy would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows. Delta has not yet assumed our regional jet code-share agreement in its bankruptcy proceedings and could choose to terminate the agreement at any time prior to its emergence from bankruptcy. In addition, according to news reports, US Airways, one of our code-share partners, has proposed to merge with Delta, another of our code-share partners. According to these same reports, Delta has rejected this proposal. We are unable, at this time, to predict what effect such a merger would have on our relationship with the parties or on our financial condition and operations.

3.	Marketable Securities

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $186.8 million in marketable securities that include US Treasury notes, government bonds, corporate bonds and auction rate securities (“ARS”). These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at September 30, 2006 and 2005, were $0.3 million and $0.5 million, respectively.

The Company has determined that investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at September 30, 2006 and 2005 includes investments in ARS of $17.4 million and $46.7 million, respectively.

4.	Property and Equipment

Property and equipment consists of the following:

	September 30,
	2006	2005
	(In thousands)

Flight equipment, substantially pledged	$747,974	$705,453
Other equipment	29,828	25,960
Leasehold improvements	4,378	2,883
Furniture and fixtures	1,470	1,117
Buildings	2,768	3,968
Vehicles	1,581	1,139

	787,999	740,520
Less accumulated depreciation and amortization	(118,087)	(97,606)

Net property and equipment	$669,912	$642,914

5.	Short-Term Debt

At September 30, 2006 and 2005, the Company had $123.1 million and $54.6 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The Company had five aircraft on interim financing with the manufacturer at September 30, 2006. These interim financings agreements are typically six months in length and provide for monthly interest only payments at LIBOR plus three percent (8.33% at September 30, 2006). The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

6.	Rotable Spare Parts Financings

In June 2004, the Company entered into an agreement with LogisTechs, Inc., a wholly-owned subsidiary of GE Capital Aviation Services (“GECAS”), whereby GECAS provided financing to the Company and the Company agreed to pay GECAS for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, the Company received $15 million in cash and a $6 million promissory note from GECAS. In August 2005, Mesa notified GECAS of its intent to terminate the agreement in order to enter into the AAR agreement, and as such, the Company was required to repay the $19.7 million of outstanding financing at September 30, 2005. The liability was retired with cash of $15.9 million and included offsetting $3.8 million in notes receivable from GECAS. The agreement was terminated and this amount was repaid in November 2005.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”) for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory, replacing the above-mentioned agreement with GECAS. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GECAS and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

Future minimum payments under the agreement are as follows:

Years Ending
September 30,
(In thousands)

2007	$23,127
2008	26,650
2009	29,371
2010	32,225
2011	32,614
Thereafter	136,476

In June 2006, the Company entered into a separate two-year agreement with AAR, for the management and repair of the Company’s CRJ-200 aircraft rotable spare parts inventory associated with its go! operations. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $1.2 million in cash. AAR was required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. At termination, the Company has guaranteed the fair value of the underlying rotables. Based on this arrangement, the Company accounts for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR in other noncurrent liabilities.

7.	Deferred Credits

The Company accounts for purchase incentives provided by aircraft manufacturers as deferred credits. These credits are amortized over the life of the related aircraft lease as a reduction of lease expense, which is included in flight operations in the statements of operations. Purchase incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. Deferred credits also include deferred gains on the sale and leaseback of interim financed aircraft. These deferred gains are also amortized over the life of the related leases as a reduction of lease expense, which is included in flight operations in the statements of operations.

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

The February 2004 Notes were sold at an issue price of $583.40 per note and are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any.

In June 2003, the Company completed the private placement of senior convertible notes (the “June 2003 Notes”) due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on these notes at a rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252 million. The June 2003 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. These notes

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The June 2003 Notes were sold at an issue price of $397.27 per note and are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share.. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. As the sale price of our common stock exceeded 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2003, these notes became convertible September 30, 2003. The Company may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any.

During fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6,227,845 shares of Mesa common stock in accordance with the terms of these Notes and also paid approximately $11.3 million to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. Amounts paid to Noteholders and the write-off of debt issue costs were recorded as Other Expense in the condensed consolidated statement of income. Under the terms of the Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	September 30,
	2006	2005
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$329,478	$348,452
Senior convertible notes due June 2023	37,834	100,112
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.29% at September 30, 2006), collateralized by the underlying aircraft	79,290	87,949
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	22,831	24,181
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	1,792	2,578
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	882	923
Other	121	174

Total debt	572,228	664,369
Less current portion	(29,659)	(27,787)

Long-term debt	$542,569	$636,582

Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,
(In thousands)

2007	$29,659
2008	29,328
2009	31,738
2010	50,036
2011	49,653
Thereafter	381,814

9.	Common Stock Purchase and Retirement

The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock. As of September 30, 2006, the Company has acquired and retired approximately 10.4 million shares of its outstanding common stock at an aggregate cost of approximately $66.7 million, leaving approximately 9.0 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Income tax expense consists of the following:

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$(637)	$1,720	$—
State	388	1,954	176

	(249)	3,674	176

Deferred:
Federal	21,832	28,905	16,765
State	1,156	2,720	1,958

	22,988	31,625	18,723

	$22,739	$35,299	$18,899

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35 percent to income or loss before income taxes) is as follows:

	Years Ended September 30,
	2006	2005	2004
	(In thousands)

Computed “expected” tax expense	$19,847	$32,258	$15,813
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes	1,917	3,029	2,134
Nondeductible stock compensation expense	406	—	—
Nondeductible compensation	204	6	987
Other	160	(356)	45
Increase (decrease) in valuation allowance	205	362	(80)

	$22,739	$35,299	$18,899

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elements of deferred income tax assets (liabilities) are as follows:

	September 30,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$41,900	$31,396
Deferred credits	28,834	26,549
Other accrued expenses	5,085	5,839
Deferred gains	2,786	2,992
Other	2,758	3,655
Alternative minimum tax	3,174	3,638
Expendable parts	1,038	822
Equity in loss of unconsolidated subsidiary	958	—
Allowance for doubtful receivables	613	3,392
Intangibles	275	374
Unrealized trading losses	116	197
Valuation allowance	(567)	(362)

Total deferred tax assets	$86,970	$78,492

Deferred tax liabilities:
Property and equipment	$(123,634)	$(92,289)
Other	(3,752)	(3,631)

Total deferred tax liabilities	$(127,386)	$(95,920)

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $3.2 million that do not expire and federal net operating loss carryforwards of approximately $106.4 million that expire in years 2017 through 2024. The Company also has state net operating loss carryforwards of approximately $82.7 million that expire in years 2006 through 2019. The Company has a valuation allowance of $0.6 million for certain state net operating loss carryforwards that are expected to expire unutilized in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

11.	Stockholders’ Equity

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. Approximately $5.3 million, $5.3 million and $6.0 million was recorded as a reduction to flight operations during fiscal 2006, 2005 and 2004, respectively. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant.. As of September 30, 2005, Raytheon has exercised its option to purchase all components of the warrant.

12.	Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method: option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.

Stock-based compensation costs recognized in the financial statements for the year ended September 30, 2006 include: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

On September 30, 2006, the Company had seven stock option plans, which are described below. Generally, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted to employees generally vest over a three-year period and have a contractual term of ten years. Options granted to directors generally vest immediately upon grant or six months following the date of grant and have a contractual term of ten years.

The Compensation cost that has been charged against income for those plans was $3.6 million for fiscal 2006. The total income tax benefit recognized in the consolidated statement of income for share based compensation arrangements was $0.5 million for fiscal 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. For the fiscal year ended September 30, 2006 the Company did not recognized any excess tax benefits due to federal and state net operating losses.

In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair value on the date of grant. At September 30, 2006, there were 13,000 options outstanding under this plan. There are no options available for grant under this plan.

In July 1998, the Company adopted a second stock option plan for outside directors. This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. At September 30, 2006, there were 168,794 options outstanding and 103,891 options available for future grants under this plan.

In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the “1996 Stock Option Plan”) that provides for the granting of options to purchase up to 2,800,000 shares

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2005, there were 1,245,447 options outstanding. No future grants will be made under this plan.

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

In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan. At September 30, 2006, there were 24,856 options outstanding and there are no options available for future grants under this plan.

In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2006 there were 836,000 options outstanding and 1,000,000 options available for future grants under this plan.

In February 2005, the Company’s shareholders approved the adoption of the 2005 Employee Stock Incentive Plan. The plan provides for the grant of options to purchase or restricted stock of up to 1,500,000 shares of common stock to officers and key employees. At September 30, 2006, there were 516,110 options outstanding and 1,264,266 options available for future grants under this plan, which includes 434,603 options authorized but not issued under the 1996 Option Plan.

In July 2006, the Company granted 124,092 shares of restricted stock to selected senior executives of the Company under the 2005 Employee Stock Incentive Plan in lieu of stock options owed to the executives under their respective employment agreements. The restricted stock shares vest in one-third increments over a three-year period beginning in July 2006. To recognize the transaction, the Company recorded deferred compensation of $1.2 million in additional paid-in capital on the Company’s balance sheet. The deferred compensation is amortized on a straight-line basis over the vesting period of the grants. Compensation costs related to these restricted stock grants in fiscal 2006 totaled $0.1 million.

In March 2004, the Company granted 428,297 shares of restricted stock to the Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer. The restricted stock shares vest in one-third increments over a three-year period beginning on April 1, 2004. The shares under the grant were issued in March 2005. To recognize the transaction, the Company recorded deferred compensation of $3.5 million in stockholders’ equity. The deferred compensation is amortized on a straight-line basis over the vesting period of the grants. Compensation costs related to these restricted stock grants totaled $1.2 million, $1.2 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively. Under the provisions of SFAS No. 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense is no longer required. Therefore, at October 1, 2005, “Unearned compensation on restricted stock” was combined with “Common stock of no par value and additional paid-in capital” in the Company’s condensed consolidated balance sheet.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of award activity under the stock option plans as of September 30, 2006, 2005 and 2004 and changes during the years then ended are summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(000)		(000)		(000)

Outstanding at beginning of year	5,338	$6.98	4,792	$7.05	4,621	$6.80
Granted	69	10.61	947	6.58	430	9.89
Exercised	(1,146)	5.39	(166)	4.75	(110)	5.58
Forfeited	(140)	7.11	(49)	7.12	(105)	7.50

Expired	(204)	8.24	(186)	8.31	(44)	10.54

Outstanding at end of year	3,917	$7.44	5,338	$6.98	4,792	$7.05

Exercisable at end of year	3,185	$7.48	3,806	$7.07	3,323	$5.31

The Company estimates the fair value of stock options issued using the Black-Scholes-Merton option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Historically the Company has not paid any dividends and does not anticipate paying dividends in the near future. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The forfeiture rate is based on historical information and managements best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value stock option grants during the following periods:

	Year Ended September 30
	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.7%	62.4%	79.8%
Risk-free interest rate	5.1%	4.2%	4.1%
Forfeiture rate(1)	12.2%	—	—
Expected term (in years)	6.1	6.1	6.1

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(000)			(000)

Outstanding at beginning of year	5,338	$6.98
Granted	69	10.61
Exercised	(1,146)	5.39
Forfeited	(140)	7.11
Expired	(204)	8.24

Outstanding at end of year	3,917	$7.44	5.0	$3,699

Exercisable at end of year	3,185	$7.48	4.3	$2,952

The weighted average grant date fair value of options granted during fiscal 2006, 2005 and 2004 was $6.72, $4.26, and $6.59, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $3.9 million, $0.4 million and $0.4 million, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the year ended September 30, 2006, is presented below:

Shares
(000)

Nonvested at October 1, 2005	1,114
Granted	69
Vested	(108)
Forfeited	(140)
Expired	(204)

Nonvested at September 30, 2006	731

As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 0.9 years. During fiscal year 2006 the Company did not modify any of its outstanding stock-based compensation plans.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning options outstanding at September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.31 - $ 5.50	672,619	5.2 Years	$4.87	613,090	$4.87
$ 5.55 - $ 6.25	607,073	5.5 Years	5.89	431,102	5.98
$ 6.27 - $ 7.40	703,545	7.3 Years	6.89	403,142	6.74
$ 7.49 - $ 8.06	165,701	6.5 Years	7.81	121,802	7.85
$ 8.25 - $ 8.25	1,169,890	2.5 Years	8.25	1,119,891	8.25
$ 8.31 - $12.37	497,912	5.9 Years	10.53	428,681	10.52
$12.56 - $12.56	100,000	7.3 Years	12.56	66,667	12.56

Options at September 30, 2006	3,916,740	5.0 Years	7.44	3,184,375	7.48

Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

Year Ended
September 30,
2006
(In thousands)

General and administrative expenses:
Stock options expense	$2,313
Restricted stock expense	1,261

Total	$3,574

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have been as indicated by the pro forma amounts indicated below:

	2005	2004
	(In thousands, except per share amounts)

Net income as reported	$56,867	$26,282
Stock option compensation expense determined under fair value based method, net of related tax effects	(968)	(1,324)

Pro forma	$55,899	$24,958

Income per share — basic:
As reported	$1.95	$0.83

Pro forma	$1.91	$0.79

Net income per share — diluted:
As reported	$1.35	$0.66

Pro forma	$1.33	$0.63

13.	Benefit Plans

The Company has a 401(k) plan covering all employees (the “Plan”). Under the Plan, employees may contribute up to 15 percent of their annual compensation. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2006, the Company made matching contributions of 25-30 percent of employee contributions up to 10 percent of annual employee compensation. Employees are eligible to participate in the plan upon completion of one year of service. The employee vests 20% per year in employer contributions. Employees become fully vested in employer contributions after completing six years of employment. The Company has the right to terminate the Plan at any time. Contributions by the Company to the Plan for the years ended September 30, 2006, 2005 and 2004 were approximately $1.2 million, $0.9 million and $0.8 million, respectively.

14.	Lease Commitments

At September 30, 2005, the Company leased 158 aircraft under non-cancelable operating leases with remaining terms of up to 18.5 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense under all operating leases totaled approximately $237.4 million, $194.7 million and $183.5 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,
(In thousands)

2007	$246,372
2008	217,476
2009	193,125
2010	186,349
2011	191,237
Thereafter	1,245,593

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, the Company is not required to consolidate any of these trusts in applying FIN 46. Management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

Under the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18.5 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.

As of September 30, 2006, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. During fiscal year 2005, the Company leased four of its Beechcraft 1900D aircraft to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida for a term of five years. In January 2005, we entered into an agreement to lease ten of our Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”), a regional turboprop carrier based in Billings, Montana for a term of five years.

15.	Commitments and Contingencies

In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to place up to an additional 30 50-seat regional jet aircraft into the United Express system. The first of these aircraft were placed into service in October 2005. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. The code-share agreement for (i) the ten Dash-8 aircraft terminates in July 2013, and United Airlines’ right to terminate earlier will not begin until April 2010, (ii) the 15 50-seat CRJ-200s now terminates in April 2010, (iii) the 15 70-seat regional jets (to be delivered upon the withdrawal of the 50-seat regional jets) terminates on the earlier of ten years from delivery date or October 2018 and (iv) the remaining 15 70-seat regional jets terminates in three tranches between December 2011 and December 2013. In connection with the amendment, the Company paid three $10 million payments to United as follows: i) $10 million was paid in June 2005, ii) $10 million was paid in October 2005, and iii) $10 million was paid in November 2005. Amounts paid are recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge is being amortized over the term of the code-share agreement as a reduction of passenger revenue. Amortization of $3.5 million and $0.2 million was recorded in fiscal 2006 and 2005, respectively.

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

As of September 30, 2005, the Company had firm orders with Bombardier Aerospace, Inc. for three CRJ-700 aircraft and two CRJ-900 which can be converted to CRJ-700s. In conjunction with this purchase agreement, Mesa

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had $15.0 million on deposit with BRAD that was included in lease and equipment deposits at September 30, 2006. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft ($3.0 million per aircraft).

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At September 30, 2006, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

In January 1997, the Company entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for its CRJ-200 aircraft. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price. Any adjustment payments or credits are recognized in the period they occur.

In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for its Dash-8 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.

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

In May 2002, the Company entered into a six-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The loan had a balance of $2.0 million and $2.8 million at September 30,

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and 2005, respectively. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleges, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material to obtain a competitive advantage over Hawaiian, through the development and implementation of a business plan to compete with Hawaiian in the inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, seeks unspecified damages, requests that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control (the “Turnover Claim”), and an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

The Company vigorously denies Hawaiian’s allegations and requests for relief contained in its complaint. The Company filed both an answer and an antitrust counterclaim against Hawaiian in response to its complaint. In May 2006, the Company filed a motion to dismiss the Turnover Claim contained in Hawaiian’s complaint, but the Bankruptcy Court denied that motion. On December 8, 2006 the Bankruptcy Court, based on constitutional access to the courts, also granted Hawaiian’s motion for summary judgment against the Company on its antitrust counterclaim. The Company does not believe that either of these decisions has a material impact on the Company’s position in the lawsuit. Finally, in October 2006, the Bankruptcy Court denied Hawaiian’s effort to enjoin the Company’s go! operation from selling tickets claiming that go!’s entry into the inter-island air transport business was based on trade secrets furnished to Mesa during the Hawaiian bankruptcy. The Court found no such misuse of confidential information and rejected Hawaiian’s motion for a preliminary injunction.

In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Court has recently denied Hawaiian’s request for a preliminary injunction. The case will be tried sometime in 2007.

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two of its Hawaii based employees, Charles Lauritsen, go!’s Chief Operating Officer and Joe Bock, go!’s Chief Marketing Officer. The complaint was filed in State Court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The clear purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8 seeking dismissal of all claims which rest on Mesa’s alleged below-cost pricing.

Mesa also denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and no trial date has yet been set.

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

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximates fair value due to the short maturity periods of these instruments. The fair value of the Company’s marketable securities is based on quoted marked prices. The Company’s variable rate long-term debt had a carrying value of approximately $408.8 million at September 30, 2006, which approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The Company’s fixed rate long-term debt, having a carrying value of approximately $163.5 million at September 30, 2006, had a fair value of approximately $159.4 million. The Company uses market prices and a financial model to calculate the fair value of its senior convertible debt.

17.	Related Party Transactions

In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow would provide financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. Under this agreement, the Company paid fees totaling $0.6 million and $2.5 million to Barlow in fiscal 2005 and 2004, respectively, for arranging for leasing companies to participate in the Company’s various aircraft financings. At September 30, 2004, Jonathan Ornstein, the Company’s Chairman of the Board and Chief Executive Officer, and George Murnane III, the Company’s Executive Vice President and Chief Financial Officer were each members of Barlow and each held a 25% membership interest therein. Messrs. Ornstein and Murnane disposed of their membership interest at the end of the first quarter of fiscal 2005. Distributions to the members of Barlow were determined by the members on a year-to-year basis. Substantially all of Barlow’s revenues were derived from its agreement with the Company.

Prior to September 2006, the Company provided reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $53,000, $57,000 and $57,000 for these services during fiscal 2006, 2005 and 2004, respectively. At September 30, 2006, the Company had receivables from Europe-By-Air of $5,500. There were no amounts due as of September 30, 2005. Mr. Ornstein is a major shareholder of Europe-By-Air. In September 2006, Europe-By-Air stopped using the Company’s reservation services.

The Company uses the services of the law firm of Baker & Hostetler and Piper Rudnick for labor related legal services. The Company paid the firms an aggregate of $0.3 million, $0.3 million and $0.2 million for legal-related services in 2006, 2005 and 2004, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Baker & Hostetler and a former partner with Piper Rudnick.

In fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufacturers of regional airline equipment. RAP has been involved in various lobbying activities related to maintaining funding for the Essential Air Service program under which the Company operates the majority of its Beechcraft 1900 aircraft. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During 2006, 2005 and 2004, the Company paid RAP’s operating costs totaling approximately $284,000, $312,000 and $241,000, respectively. Included in these amounts are the wages of Mr. Parker, which amounted to $119,000, $120,000 and $87,000 in fiscal 2006, 2005 and 2004, respectively. Since inception, the Company has financed 100% of RAP’s operations.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

18.	Bankruptcy Settlement

In fiscal 2006, the Company received 351,456 shares of US Airways common stock from its Pre-Merger US Airways bankruptcy claim. The Company sold the stock in the fourth quarter of fiscal 2006, and realized proceeds of $17.6 million. Proceeds of $5.5 million were first applied to existing receivables that were previously reserved and the remaining amount of $12.1 million was recorded as a bankruptcy settlement in the consolidated statement of income.

19.	Equity Method Investment

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “Investee”). The Company, through its subsidiary Nilchii, invested $15 million, which represents approximately 20% and 11.8% of the Investee’s common stock and notes, respectively.

The Company accounts for its investment using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the Investee subsequent to the date of investment and reports the recognized earnings or losses in income. The Company’s share of the Investee’s losses subsequent to the date of investment have exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” the Company recognized equity method losses based on the ownership level of the Investee common stock held by the Company until the carrying value of its investment in the common stock was reduced to zero, then by the ownership level of the Investee notes held by the Company. During fiscal 2006, the Company recorded equity method losses from this investment of $2.5 million.

20.	Segment Reporting

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

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of September 30, 2006, Mesa Airlines and Freedom Airlines operated a fleet of 166 aircraft — 108 CRJs, 36 ERJs and 22 Dash-8s. Prior to operating ERJ 145 aircraft, Freedom most recently operated Beechcraft 1900D under a pro-rate agreement with US Airways.

Air Midwest and Mesa Airlines, operating as go!, provide passenger service where revenue is derived from ticket sales either independently or through pro-rate agreements. Air Midwest provides passenger service under pro-rate contracts with US Airways, Pre-Merger US Airways and Midwest Airlines, as well as independently under the brand name Mesa Airlines. As of September 30, 2006, Air Midwest operated a fleet of 20 Beechcraft 1900D

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turboprop aircraft. Mesa Airlines, operating as go!, provides independent inter-island Hawaiian passenger service. As of September 30, 2006, Mesa’s go! Operation operated a fleet of five CRJ-200 aircraft. Air Midwest and Mesa, operating as go!, do not receive contractually-guaranteed revenue for their operations. Air Midwest LLC will be included in Air Midwest / go! if it begins operations.

The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Nilchii and Ritz Hotel Management Corp., all of which support Mesa’s operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company’s operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics.

In October 2004 (fiscal 2005), the Company transitioned certain of its regional jets from Freedom into Mesa and transferred a Beechcraft 1900D aircraft from Air Midwest into Freedom. As a result, Freedom was grouped with Air Midwest in fiscal 2005 for segment purposes. In fiscal 2006, Freedom began operating under a revenue-guarantee code-share agreement with Delta utilizing ERJ-145 aircraft that were transitioned from Mesa Airlines. As such, the Company has aggregated Freedom with Mesa Airlines beginning in the first quarter of fiscal 2006.

	Mesa/	Air Midwest
Year Ended September 30, 2006	Freedom	/ go!	Other	Eliminations	Total
	(000’s)

Total operating revenues	$1,272,206	$61,459	$247,474	$(243,942)	$1,337,197
Depreciation and amortization	31,000	684	4,853	—	36,537
Operating income (loss)	106,912	(10,527)	38,093	(33,675)	100,803
Interest expense	(27,238)	(1)	(10,650)	584	(37,305)
Interest income	11,070	76	1,554	(584)	12,116
Income (loss) before income tax	88,366	(11,044)	13,060	(33,676)	56,706
Income tax (benefit)	35,435	(4,427)	(5,235)	(13,504)	22,739
Total assets	1,419,206	16,059	510,014	(707,066)	1,238,213
Capital expenditures (including non-cash)	93,700	3,409	22,109	—	119,218

		Air
		Midwest/
Year Ended September 30, 2005	Mesa	Freedom	Other	Eliminations	Total
	(000’s)

Total operating revenues	$1,064,093	$62,681	$297,764	$(288,270)	$1,136,268
Depreciation and amortization	39,718	232	4,666	(385)	44,231
Operating income (loss)	138,310	(7,482)	41,855	(43,421)	129,262
Interest expense	(33,202)	—	(11,838)	574	(44,466)
Interest income	2,859	13	603	(574)	2,901
Income (loss) before income tax	113,001	(7,838)	30,424	(43,421)	92,166
Income tax (benefit)	43,280	(3,002)	(11,652)	(16,631)	35,299
Total assets	1,328,180	10,705	320,631	(491,845)	1,167,671
Capital expenditures (including non-cash)	377,741	49	15,270	—	393,060

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mesa/	Air
Year Ended September 30, 2004	Freedom	Midwest	Other	Eliminations	Total
	(000’s)

Total operating revenues	$807,736	$81,714	$365,858	$(358,496)	$896,812
Depreciation and amortization	24,749	432	2,820	—	28,001
Operating income (loss)	81,761	(9,635)	52,615	(57,383)	67,358
Interest expense	(16,564)	(139)	(8,645)	285	(25,063)
Interest income	851	6	591	(285)	1,163
Income (loss) before income tax	67,311	(9,830)	45,082	(57,382)	45,181
Income tax (benefit)	28,156	(4,112)	18,858	(24,003)	18,899
Total assets	1,054,028	17,196	403,238	(352,923)	1,121,537
Capital expenditures (including non-cash)	474,449	243	39,527	—	514,219

21.	Valuation and Qualifying Accounts

		Additions/
		Subtractions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year
	(In thousands)

Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2006	$2,147	$559	$—	$2,706
September 30, 2005	1,481	1,195	(529)	2,147
September 30, 2004	1,906	1,269	(1,694)	1,481
Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2006(1)	$8,855	$(6,607)	$(650)	$1,598
September 30, 2005	7,077	6,915	(5,137)	8,855
September 30, 2004	4,681	4,315	(1,919)	7,077

(1)	See note 18 Bankruptcy Settlement.

22.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006(1)(3)
Operating revenues	$323,617	$312,064	$339,037	$362,479
Operating Income	28,810	27,937	27,462	16,594
Net income	12,991	5,288	10,929	4,759
Net income per share — basic	$0.45	$0.15	$0.30	$0.14
Net income per share — diluted	$0.31	$0.14	$0.25	$0.12

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005(2)(3)
Operating revenues	$264,804	$263,816	$298,578	$309,070
Operating Income	28,290	28,405	36,763	35,804
Net income	13,876	10,848	17,135	15,008
Net income per share — basic	$0.47	$0.37	$0.59	$0.52
Net income per share — diluted	$0.32	$0.26	$0.40	$0.36

(1)	Third quarter amounts include bankruptcy settlement of $12.1 million (pretax).

(2)	First quarter amounts include the reversal of certain Shorts aircraft restructuring charges of $1.3 million (pretax).

(3)	The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). The term “internal control over financial reporting” refers to the process of a company that is designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weaknesses

As disclosed in the Company’s Form 10-K/A for the year ended September 30, 2005 and in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ending December 31 2005, management of the Company had determined that, as of each of those dates, a material weakness in internal control over financial reporting then existed. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Description

Management determined that the Company did not maintain effective controls over the accurate preparation and review of its consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to ensure the accurate presentation of the change in other assets for the following components: parts held for sale, contract incentive costs, prepaid rent costs, and debt issuance costs, as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005. Accordingly, management concluded that this control deficiency constituted a material weakness in internal control over financial reporting as of such dates.

Remediation

During the fourth quarter, the Company has taken the following steps to remediate the material weakness related to the consolidated statements of cash flows:

•	The Company has undertaken a thorough review of the classification requirements of each component line item and the individual elements that comprise each line item of the consolidated statements of cash flows, in accordance with SFAS 95.

•	The Company revised its existing control procedures for the preparation and review of its consolidated statements of cash flows.

•	The Company also refined and enhanced its standard cash flows template.

Management has concluded that the material weakness described above has been remediated as of September 30, 2006 and no longer existed as of that date.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control of financial reporting as of September 30, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mesa Air Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 14, 2006 expressed an unqualified opinion and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method, and an explanatory paragraph relating to the Company’s significant code-sharing agreements.

/s/ DELOITTE & TOUCHE LLP

December 14, 2006
Phoenix, Arizona

Item 9B.	Other Information

None.

PART III

All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2007 annual meeting of stockholders anticipated to be held February 6, 2007, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10.	Directors, Executive Officers and Corporate Governancet

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 14.	Principal Accountants Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information under the heading “Disclosure Of Audit And Non-Audit Fees” contained in the Proxy Statement for our 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) Documents filed as part of this report:

1. Reference is made to Item 8 hereof.

2.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Guarantee (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.2		2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		2005 Employee Stock Incentive Plan	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.10		First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for Fiscal year ended September 30, 2002 and incorporated herein by reference
10	.11(1)	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.12(1)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.13(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10	.24(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004, between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10	.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.27(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.28(1)	Reimbursement Agreement dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.29(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.30		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.31		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.32		Employment Agreement, dated as of May 4, 2006 between the Registrant and George Murnane III	Filed as Exhibit 10.37 to Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference
10.33		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed as Exhibit 10.34 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.34		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.35(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

Exhibit
Number	Description	Reference

18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

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

Dated: December 14, 2006

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

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	December 14, 2006

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 14, 2006

/s/ MAURICE A. PARKER Maurice A. Parker	Director	December 14, 2006

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	December 14, 2006

/s/ ROBERT BELESON Robert Beleson	Director	December 14, 2006

/s/ PETER F. NOSTRAND Peter F. Nostrand	Director	December 14, 2006

/s/ CARLOS BONILLA Carlos Bonilla	Director	December 14, 2006

/s/ RICHARD THAYER Richard Thayer	Director	December 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.2 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by Reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representative of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.2		2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		2005 Employee Stock Incentive Plan	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference
10	.10(1)	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.11(1)	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.12(1)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.13(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10	.24(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004 between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10	.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.27(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.28(1)	Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.29(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant dated May 18, 2001 (Certain portions deleted Pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.30		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.31		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.32		Employment Agreement, dated as of May 4, 2006 between the Registrant and George Murnane III	Filed as Exhibit 10.37 to Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference
10.33		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian Gillman	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.34		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.35(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

Exhibit
Number	Description	Reference

18.1	Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.