Form 10-Q
period 2006-12-31
MESA AIR GROUP INC
filed 2007-02-09
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended December 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 1, 2007, the registrant had outstanding 33,142,268 shares of Common Stock.

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Operating revenues:
Passenger	$338,974	$315,415
Freight and other	8,639	8,202

Total operating revenues	347,613	323,617

Operating expenses:
Flight operations	96,722	89,864
Fuel	117,798	104,849
Maintenance	63,404	55,539
Aircraft and traffic servicing	21,375	16,210
Promotion and sales	1,573	772
General and administrative	17,462	18,391
Depreciation and amortization	10,710	9,182
Bankruptcy settlement	(620)	—

Total operating expenses	328,424	294,807

Operating income	19,189	28,810

Other income (expense):
Interest expense	(10,670)	(9,585)
Interest income	4,545	2,997
Loss from equity method investment	(70)	—
Other income (expense)	205	(1,098)

Total other expense	(5,990)	(7,686)

Income before income taxes	13,199	21,124
Income taxes	5,187	8,133

Net income	$8,012	$12,991

Income per common share:
Basic	$0.24	$0.45
Diluted	$0.20	$0.31

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$72,077	$35,559
Marketable securities	172,184	186,764
Restricted cash	12,001	12,001
Receivables, net	49,587	47,382
Income tax receivable	539	615
Expendable parts and supplies, net	35,576	32,771
Prepaid expenses and other current assets	129,119	139,563
Deferred income taxes	4,505	4,115

Total current assets	475,588	458,770
Property and equipment, net	688,774	669,912
Lease and equipment deposits	27,394	27,389
Equity method investment	12,440	12,510
Other assets	63,784	69,632

Total assets	$1,267,980	$1,238,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,021	$29,659
Short-term debt	143,354	123,076
Accounts payable	57,234	56,097
Air traffic liability	4,725	6,677
Accrued compensation	8,468	4,545
Income taxes payable	461	1,008
Other accrued expenses	43,791	42,001

Total current liabilities	288,054	263,063
Long-term debt, excluding current portion	535,371	542,569
Deferred credits	102,556	101,723
Deferred income taxes	50,025	44,531
Other noncurrent liabilities	23,217	22,117

Total liabilities	999,223	974,003

Commitments and contingencies (notes 8, 9, 11 and 17)
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 33,389,278 and 33,904,053 shares issued and outstanding, respectively	146,236	149,701
Retained earnings	122,521	114,509

Total stockholders’ equity	268,757	264,210

Total liabilities and stockholders’ equity	$1,267,980	$1,238,213

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$8,012	$12,991
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	10,710	9,182
Deferred income taxes	5,104	7,297
Unrealized (gain) loss on investment securities	(45)	303
Equity in net loss of unconsolidated subsidiary	70	—
Amortization of deferred credits	(3,200)	(1,933)
Amortization of restricted stock awards	349	294
Amortization of contract incentives	994	—
Stock based compensation expense	354	803
Provision for obsolete expendable parts and supplies	378	169
Provision for doubtful accounts	591	530
Changes in assets and liabilities:
Net (purchases) sales of investment securities	14,625	(15,275)
Receivables	(1,796)	3,575
Income tax receivables	76	(435)
Expendable parts and supplies	(3,158)	1,825
Prepaid expenses	10,444	21,158
Other assets	564	—
Contract incentive payments	—	(20,000)
Accounts payable	1,137	(9,036)
Income taxes payable	(547)	(2,863)
Other accrued liabilities	4,861	8,214

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,523	16,799

Cash Flows from Investing Activities:
Capital expenditures	(6,871)	(3,076)
Proceeds from sale of flight equipment and expendable inventory	43	15,965
Change in restricted cash	—	(2,824)
Change in other assets	4,165	592
Net returns (payments) of lease and equipment deposits	(5)	617

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,668)	11,274

Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(10,202)	(6,555)
Proceeds from exercise of stock options and issuance of warrants	91	720
Proceeds (payments) on financing rotable inventory	—	(17,768)
Tax benefit-stock compensation	—	302
Common stock purchased and retired	(4,259)	(193)
Proceeds from receipt of deferred credits	4,033	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,337)	(23,494)

NET CHANGE IN CASH AND CASH EQUIVALENTS	36,518	4,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,559	143,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,077	$148,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,247	$10,220
Cash paid for income taxes, net	554	3,985
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing provided by the manufacturer	$23,644	$27,516
Receivable for credits related to aircraft financing	1,000	—
Inventory and other credits received in conjunction with aircraft financing	—	1,791
Conversion of convertible debentures to common stock	—	4,800
Note receivable received from sale of rotable spare parts	—	18,835

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three-month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a California company; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation, Ping Shan, SRL (“Ping Shan”), a Barbados, West Indies based investment company, Shan Yue (“Shan Yue”), SRL a Barbados, West Indies based investment company, and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Ping Shan and Shan Yue were established to invest in a Joint Venture in the People’s Republic of China. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines/Freedom, Air Midwest/go! and Other. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of December 31, 2006, Mesa Airlines and Freedom Airlines operated a fleet of 175 aircraft — 110 CRJs, 36 ERJs and 28 Dash-8s.

Air Midwest and Mesa Airlines, operating as go!, provide passenger service where revenue is derived from ticket sales either independently or through pro-rate agreements. Air Midwest provides passenger service under pro-rate contracts with US Airways, Pre-Merger US Airways and Midwest Airlines, as well as independently under the brand name Mesa Airlines. As of December 31, 2006, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft. Mesa Airlines, operating as go!, provides independent inter-island Hawaiian passenger service. As of December 31, 2006, Mesa’s go! operation operated a fleet of five CRJ-200 aircraft. Air Midwest and Mesa, operating as go!, do not receive contractually-guaranteed revenue for their operations. Air Midwest LLC will be included in Air Midwest/go! if it begins operations.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Shan Yue, Ping Shan, Nilchii and Ritz Hotel Management Corp. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company’s operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics.

Three Months Ended	Mesa/	Air Midwest
December 31, 2006 (000’s)	Freedom	/go!	Other	Eliminations	Total

Total operating revenues	$328,187	$20,795	$56,447	$(57,816)	$347,613
Depreciation and amortization	9,049	539	1,122	—	10,710
Operating income (loss)	22,691	(3,396)	7,466	(7,572)	19,189
Interest expense	(8,424)	—	(2,394)	148	(10,670)
Interest income	3,050	66	1,577	(148)	4,545
Income (loss) before income tax	17,829	(3,330)	6,272	(7,572)	13,199
Income tax (benefit)	7,008	(1,309)	2,464	(2,976)	5,187
Total assets	1,455,801	17,725	518,898	(724,444)	1,267,980
Capital expenditures (including non-cash)	26,764	241	3,510	—	30,515

Three Months Ended	Mesa/
December 31, 2005 (000’s)	Freedom	Air Midwest	Other	Eliminations	Total

Total operating revenues	$308,525	$13,023	$41,931	$(39,862)	$323,617
Depreciation and amortization	8,005	26	1,151	—	9,182
Operating income (loss)	31,032	(1,188)	4,406	(5,440)	28,810
Interest expense	(6,799)	—	(2,932)	146	(9,585)
Interest income	3,056	5	82	(146)	2,997
Income (loss) before income tax	26,766	(1,182)	980	(5,440)	21,124
Income tax (benefit)	10,326	(477)	378	(2,094)	8,133
Total assets	1,348,288	11,731	316,131	(510,154)	1,165,996
Capital expenditures (including non-cash)	29,054	8	1,530	—	30,592

3.	Marketable Securities

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $172.2 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized gains (losses) relating to trading securities held at December 31, 2006 and September 30, 2006, were $0.1 million and ($0.3) million, respectively.

The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As such, the Company classifies ARS as short-term investments. The balance of marketable securities at September 30, 2006 includes investments in ARS of $17.4 million.

4.	Restricted Cash

At December 31, 2006, the Company had $12.0 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $7.0 million of outstanding letters of credit at December 31, 2006 are collateralized by amounts on deposit. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United Airlines. Approximately 98% of the Company’s consolidated passenger revenue for the three month period ended December 31, 2006 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 40% and 45% of total gross accounts receivable at December 31, 2006 and September 30, 2006, respectively.

US Airways accounted for approximately 45% of the Company’s total passenger revenue in the three month period ended December 31, 2006. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United Airlines accounted for approximately 37% of the Company’s total passenger revenue in the three month period ended December 31, 2006. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta Air Lines accounted for approximately 17% of the Company’s total passenger revenue in the three month period ended December 31, 2006. A termination of the Delta agreement or the failure of Delta to successfully emerge from bankruptcy would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows. Delta has not yet assumed our regional jet code-share agreement in its bankruptcy proceedings and could choose to terminate the agreement at any time prior to its emergence from bankruptcy. In addition, according to news reports, US Airways, one of the Company’s code-share partners, has dropped its previous proposal to merge with Delta, another of our code-share partners. If such a proposal were to be made again and be accepted, the Company is unable to predict what effect such a merger would have on its relationship with the parties or on its financial condition and operations.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase spare parts, pay for training expenses or reduce other aircraft operating costs. These deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases.

8.	Short-Term Debt

At December 31, 2006 and September 30, 2006, the Company had $143.4 million and $123.1 million, respectively, in notes payable to an aircraft manufacturer for aircraft on interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The Company had six aircraft on interim financing with the manufacturer at December 31, 2006. These interim financings agreements are typically six months in length and provide for monthly interest only payments at LIBOR plus three percent (8.35% at December 31, 2006). The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time. Subsequent to December 31, 2006, the Company permanently financed these six aircraft with $135 million in long-term debt.

9.	Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2006	2006
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$324,593	$329,478
Senior convertible notes due June 2023	37,834	37,834
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.8% at December 31, 2006), collateralized by the underlying aircraft	77,700	79,290
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	22,479	22,831
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	1,792	1,792
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	871	882
Other	123	121

Total debt	565,392	572,228
Less current portion	(30,021)	(29,659)

Long-term debt	$535,371	$542,569

10.	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended
	December 30,
	2006	2005
	(In thousands)

Share calculation:
Weighted average shares — basic	33,632	28,677
Effect of dilutive outstanding stock options and warrants	506	1,764
Effect of restricted stock	88	286
Effect of dilutive outstanding convertible debt	10,704	16,455

Weighted average shares — diluted	44,930	47,182

Adjustments to net income:
Net income	$8,012	$12,991
Interest expense on convertible debt, net of tax	909	1,516

Adjusted net income	$8,921	$14,507

Options to purchase 717,639 and 460,224 shares of common stock were outstanding during the quarters ended December 31, 2006 and 2005, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

11.	Stock Repurchase Program

The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock. As of December 31, 2006, the Company has acquired and retired approximately 11.0 million shares of its outstanding common stock at an aggregate cost of approximately $71.0 million, leaving approximately 8.4 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $4.3 million during the three months ended December 31, 2006:

				Maximum
				Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 2006	24,773	$7.68	10,455,313	8,966,948
December 2006	505,452	$8.05	10,960,765	8,461,496

12.	Beechcraft 1900D Cost Reductions

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended December 31, 2006 and 2005. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of the Company’s common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant.

13.	Interest Expense

Included in interest expense on the statements of income was interest expense related to aircraft financing of $9.3 million and $7.1 million for the three months ended December 31, 2006 and 2005, respectively.

14.	Bankruptcy Settlement

In the first quarter of fiscal 2007, the Company received approximately 13,000 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West (“Pre-Merger US Airways”). The Company sold the stock and realized proceeds of $0.6 million.

15.	Equity Method Investment

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “Investee”). The Company, through its subsidiary Nilchii, invested $15 million, which represents approximately 20% and 11.8% of the Investee’s common stock and notes, respectively.

The Company accounts for its investment using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the Investee subsequent to the date of investment and reports the recognized earnings or losses in income. The Company’s share of the Investee’s losses subsequent to the date of investment have exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” the Company recognized equity method losses based on the ownership level of the Investee common stock held by the Company until the carrying value of its investment in the common stock was reduced to zero, then by the ownership level of the Investee notes held by the Company. During the first quarter of fiscal 2007, the Company recorded equity method losses from this investment of $0.1 million.

The Investee notes held by the Company bear interest at 17%. At December 31, 2006, the Company has a receivable for and has recorded interest income related to these notes in the amount of $1.2 million.

16.	Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options at the time of grant and amortized over the stock options’ vesting period.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended
	December 31,	December 31,
	2006	2005
	(In thousands)	(In thousands)

General and administrative expenses:
Stock options expense	$354	$803
Restricted stock expense	349	294

Total	$703	$1,097

17.	Commitments and Contingencies

As of December 31, 2006, the Company had firm orders with Bombardier Aerospace, Inc. for two CRJ-700 aircraft and two CRJ-900 which can be converted to CRJ-700s. In conjunction with this purchase agreement, Mesa had $16.0 million on deposit with Bombardier Regional Aircraft Division that was included in lease and equipment deposits at September 30, 2006. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last five aircraft.

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At December 31, 2006, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

The Company also has long-term contracts for the performance of engine maintenance and rotable spare parts. A description of each of these contracts is as follows:

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”) for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Commercial Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two of its Hawaii based employees, Charles Lauritsen, go!’s Chief Operating Officer and Joe Bock, go!’s Chief Marketing Officer. The complaint was filed in State Court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The Company believes the purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under federal contract and antitrust law.

Mesa denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and no trial date has yet been set.

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

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Form 10-Q.

Executive Overview

The first quarter of fiscal year 2007 marked a number of milestones for us. We completed the transition of the last of the jets into Delta operations as well as placing the remaining Dash-8 aircraft into Delta’s operational hub at New York’s JFK airport.

We also signed a Joint Venture agreement with Shenzhen Airlines to create a new Chinese regional airline. The new airline is expected to commence scheduled services within 12 months, initially operating 50-seat regional jets on domestic routes within the People’s Republic of China. Cities for the new services we intend to focus on will include Shenzhen, Beijing, Chongqing, Xiamen, Nanjing, Kunming, Dalian, Shenyang, Xian, Zhengzhou and Nanning.

Mesa’s independent operation in Hawaii, go!, continues to perform in accordance with our expectations.

We also added five essential Air Service markets and one guaranteed minimum revenue market.

Code-Share Agreements

Delta has not yet assumed our jet code-share agreement in its bankruptcy proceedings and could choose to terminate our agreement at any time prior to its emergence from bankruptcy. The Delta Dash-8 agreement was entered into post-petition and does not need to be assumed in the bankruptcy proceedings.

Fleet

During the first quarter of fiscal 2007, we added three CRJ-700s to our United fleet and added six Dash-8 aircraft into our Delta fleet.

Aircraft in Operation at December 31, 2006

Type of Aircraft

CRJ-200/100 Regional Jet	60
CRJ-700 Regional Jet	18
CRJ-900 Regional Jet	38
Embraer 145 Regional Jet	36
Beechcraft 1900D	20
Dash-8	28

Total	200

Summary of Financial Results

Mesa Air Group recorded consolidated net income of $8.0 million in the first quarter of fiscal 2007, representing diluted earnings per share of $0.20. This compares to consolidated net income of $13.0 million or $0.31 per share in the first quarter of fiscal 2006.

Approximately 98% of our consolidated passenger revenues for the quarter ended December 31, 2006 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with US Airways, Delta Air Lines, Midwest Airlines and United Airlines. The remaining passenger revenues are derived from our independent operations, go! and Mesa Airlines.

Approximately 96% of our passenger revenue in the first quarter of fiscal 2007 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the first quarter of fiscal 2007, approximately 96% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended
	December 31,	December 31,
	2006	2005

Passengers	3,981,291	3,489,416
Available seat miles (000’s)	2,350,688	2,308,084
Revenue passenger miles (000’s)	1,712,664	1,655,501
Load factor	72.9%	71.7%
Yield per revenue passenger mile (cents)	20.3	19.5
Revenue per available seat mile (cents)	14.8	14.0
Operating cost per available seat mile (cents)	14.0	12.8
Average stage length (miles)	369	407
Number of operating aircraft in fleet	200	181
Gallons of fuel consumed (000’s)	56,807	51,353
Block hours flown	157,340	142,191
Departures	109,803	95,431

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.1	27.8%	3.9	27.8%
Fuel	5.0	33.9%	4.5	32.4%
Maintenance	2.7	18.2%	2.4	17.2%
Aircraft and traffic servicing	0.9	6.1%	0.7	5.0%
Promotion and sales	0.1	0.5%	0.0	0.2%
General and administrative	0.7	5.0%	0.8	5.7%
Depreciation and amortization	0.5	3.1%	0.4	2.8%
Bankruptcy settlement	(0.0)	(0.2)%	0.0	0.0%

Total operating expenses	14.0	94.5%	12.8	91.1%
Interest expense	(0.5)	(3.1)%	(0.4)	(3.0)%
Interest income	0.2	1.3%	0.1	0.9%
Loss from equity method investment	(0.0)	(0.0)%	0.0	0.0%
Other income (expense)	0.0	0.1%	(0.0)	(0.3)%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended December 31, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$328,187	$20,795	$56,447	$(57,816)	$347,613
Total operating expenses	305,496	24,191	48,981	(50,244)	328,424

Operating income (loss)	22,691	(3,396)	7,466	(7,572)	19,189

	Three Months Ended December 31, 2005 (000’s)
	Mesa/Freedom	Air Midwest	Other	Elimination	Total

Total operating revenues	$308,525	$13,023	$41,931	$(39,862)	$323,617
Total operating expenses	277,493	14,211	37,525	(34,422)	294,807

Operating income (loss)	31,032	(1,188)	4,406	(5,440)	28,810

RESULTS OF OPERATIONS

For the three months ended December 31, 2006 versus the three months ended December 31, 2005

Operating Revenues

In the quarter ended December 31, 2006, operating revenue increased by $24.0 million, or 7.4%, from $323.6 million in the quarter ended December 31, 2005 to $347.6 million in the quarter ended December 31, 2006. The increase in revenue is primarily attributable to a $19.7 million increase in operating revenues in the Mesa/Freedom segment, the largest component of which is a $8.5 million increase in fuel reimbursements by our code-share partners. Operating revenues in the Air Midwest/go! segment increased $7.8 million, $6.7 million as a result of the startup of go! operations and $1.3 million from additional Essential Air Service (“EAS”) cities. Revenue in the other segment increased $14.5 million primarily as a result of an increase in spare part sales from MAG-AIM to Mesa’s operating subsidiaries. These sales are eliminated in consolidation.

Operating Expenses

Flight Operations

In the quarter ended December 31, 2006, flight operations expense increased $6.8 million, or 7.6%, to $96.7 million from $89.9 million for the quarter ended December 31, 2005. On an ASM basis, flight operations expense increased 5.1% to 4.1 cents per ASM in the quarter ended December 31, 2006 from 3.9 cents per ASM in the quarter ended December 31, 2005. Flight operations expense in the Mesa/Freedom segment increased $5.7 million, which included a $3.2 million increase in flight crew wages and a $1.3 million increase in lodging cost. The increase in wages is due to the additional flying for Delta out of New York’s JFK airport and the increase in lodging cost is due to flying in more expensive East coast cities. Flight operations expense in the Air Midwest/go! segment increased $2.2 million, which included a $0.8 million increase in flight crew wages and a $1.2 million increase in aircraft lease cost. These increases are primarily a result of the startup of operations at go!

Fuel

In the quarter ended December 31, 2006, fuel expense increased $13.0 million, or12.4%, to $117.8 million from $104.8 million for the quarter ended December 31, 2005. On an ASM basis, fuel expense increased 11.1% to 5.0 cents per ASM in the quarter ended December 31, 2006 from 4.5 cents per ASM in the quarter ended December 31, 2005. Into-plane fuel cost in the first quarter of fiscal 2006 increased 3.0% from $2.01 per gallon in the first quarter of fiscal 2006 to $2.07 per gallon in the first quarter of fiscal 2007, resulting in a $3.3 million unfavorable price variance. Consumption increased 9.0% in the first quarter of fiscal 2006 resulting in a $9.7 million unfavorable volume variance. In the first quarter of fiscal 2007, approximately 96% of our fuel costs were reimbursed by our code-share partners.

Maintenance Expense

In the quarter ended December 31, 2006, maintenance expense increased $7.9 million, or 14.2%, to $63.4 million from $55.5 million for the quarter ended December 31, 2005. On an ASM basis, maintenance expense increased 12.5% to 2.7 cents per ASM in the quarter ended December 31, 2006 from 2.4 cents per ASM in the quarter ended December 31, 2005. Maintenance expense in the Mesa/Freedom segment increased $10.5 million, which included an $6.6 million increase in aircraft heavy maintenance expense, a $3.8 million increase in materials, repairs and servicing expenses, and a $1.8 million increase in mechanic wage expenses. These increases were offset by a $3.1 million decrease in engine maintenance expense primarily due to the timing of ERJ-145 engine overhauls, which are not subject to power by the hour agreements. The increase in heavy maintenance checks is due to the timing and severity of the checks being performed. The increase in materials expenses is due to the number of checks being performed as well as aircraft coming off warranty. The increase in wages is due to increases in headcount and wages to support our Delta and United operations. Maintenance expense in the Air Midwest/go! segment increased $1.3 million. The increase was primarily due to the start up of go! Maintenance expense in the Other Segment decreased $3.9 million primarily due to reductions in materials expenses.

Aircraft and Traffic Servicing

In the quarter ended December 31, 2006, aircraft and traffic servicing expense increased by $5.2 million, or 31.9%, to $21.4 million from $16.2 million for the quarter ended December 31, 2005. On an ASM basis, aircraft and traffic servicing expense increased 28.6% to 0.9 cents per ASM in the quarter ended December 31, 2006 from 0.7 cents per ASM in the quarter ended December 31, 2005. Aircraft and traffic servicing expense in the Mesa/Freedom segment increased $3.6 million, which included a $2.3 million increase in station rents and a $1.8 million increase in passenger related costs, primarily landing fees. These increases were primarily a result of moving into higher cost East Coast cities for United and Delta. These costs are reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest/go! segment increased $1.8 million primarily due to the start up of go!

Promotion and Sales

In the quarter ended December 31, 2006, promotion and sales expense increased by $0.8 million, or 103.8%, to $1.6 million from $0.8 million for the quarter ended December 31, 2005. On an ASM basis, promotion and sales expense increased to $0.1 cents per ASM for the quarter ended December 31, 2006 from 0.0 cents per ASM in the quarter ended December 31, 2005. Promotion and sales expense in the Air Midwest/go! segment increased $0.8 million primarily due to the start up of go! We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.

General and Administrative

In the quarter ended December 31, 2006, general and administrative expense decreased $0.9 million, or 5.1%, to $17.5 million from $18.4 million for the quarter ended December 31, 2005. On an ASM basis, general and administrative expense decreased 12.5% to 0.7 cents per ASM for the quarter ended December 31, 2006 from 0.8 cents per ASM in the quarter ended December 31, 2005. The net decrease was primarily a result of additional property tax expense recorded in the prior year quarter.

Depreciation and Amortization

In the quarter ended December 31, 2006, depreciation and amortization expense increased $1.5 million, or 16.6%, to $10.7 million from $9.2 million for the quarter ended December 31, 2005. On an ASM basis, depreciation expense increased 25.0% to 0.5 cents per ASM in the quarter ended December 31, 2006 from 0.4 cents per ASM in the quarter ended December 31, 2005. The increase was primarily due to a $1.0 million increase in depreciation expense in the Mesa/Freedom segment as a result of adding three additional aircraft on interim financing and depreciation on aircraft modifications to the Dash-8 aircraft added in fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Bankruptcy Settlement

In the quarter ended December 31, 2006, the Company received approximately 13,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways. The shares were valued at approximately $46 per share, hence the Company recognized approximately $0.6 million of income from its claim.

Interest Expense

In the quarter ended December 31, 2006, interest expense increased $1.1 million, or 11.3%, to $10.7 million from $9.6 million for the quarter ended December 31, 2005. On an ASM basis, interest expense increased 25.0% to 0.5 cents per ASM in the quarter ended December 31, 2006 from 0.4 cents per ASM in the quarter ended December 31, 2005. The net increase in interest expense is primarily due a $2.2 million increase in interest expense on debt financed CRJ-700s and 900s offset by a $1.0 million reduction in convertible debt interest expense as a result of the conversion from debt to equity in 2006. The increase in interest on jet financing is due to three additional CRJ-700s on interim financing and an increase in underlying floating rates.

Interest Income

In the quarter ended December 31, 2006, interest income increased $1.5 million to $4.5 million from $3.0 million for the quarter ended December 31, 2005. The increase is due to increased rates of return on our portfolio of marketable securities.

Loss from equity method investment

In the quarter ended December 31, 2006, the Company’s percentage loss from its equity method investment was $0.1 million.

Other Income (Expense)

In the quarter ended December 31, 2006, other income (expense) increased $1.3 million from a loss of $1.1 million for the quarter ended December 31, 2005 to income of $0.2 million for the quarter ended December 31, 2006. In the quarter ended December 31, 2006, other income (expense) is primarily comprised of $0.2 million of in gains on investment securities.

In the quarter ended December 31, 2005, other income (expense) was primarily comprised of $0.9 million of debt conversion costs and $0.3 million in unrealized losses on investment securities.

Income Taxes

In the first quarter of fiscal 2007, our effective tax rate decreased from 40.1% for the first quarter of fiscal 2006 to 39.3% for the first quarter of fiscal 2007. The decrease in our effective tax rate was mainly due to a large amount of incentive stock option expense in fiscal 2006, which was not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At December 31, 2006, we had cash, cash equivalents, and marketable securities (including restricted cash) of $256.3 million, compared to $234.3 million at September 30, 2006. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash included $34.9 million provided from operations (excluding sales and gains on securities) and $4.2 million from proceeds on notes receivable.

Uses of cash included capital expenditures of $6.9 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $10.2 million in principal payments on long-term debt and the purchase of $4.3 million of the Company’s outstanding common stock.

As of December 31, 2006, we had receivables of approximately $49.6 million (net of an allowance for doubtful accounts of $2.2 million), compared to receivables of approximately $47.4 million (net of an allowance for doubtful accounts of $1.6 million) as of September 30, 2006. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 40.2% of total gross accounts receivable at December 31, 2006.

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

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At December 31, 2006, we leased 158 aircraft with remaining lease terms ranging from one to 18.3 years. Future minimum lease payments due under all long-term operating leases were approximately $2.2 billion at December 31, 2006.

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

In fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of these senior convertible notes due 2023 converted their notes into shares of Mesa common stock. In connection with these conversions, we issued an aggregate of 6.2 million shares of Mesa common stock and also paid approximately $11.3 million in debt conversion costs to these noteholders. We also wrote off $1.8 million in debt issue costs related to these notes.

Interim and Permanent Aircraft Financing Arrangements

At December 31, 2006, we had an aggregate of $143.4 million in notes payable to an aircraft manufacturer for delivered aircraft on interim financing. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the aircraft manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. At December 31, 2006, we had six aircraft on interim financing with the aircraft manufacturer. These interim financings agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time. Subsequent to December 31, 2006, we permanently financed these six aircraft with $135 million in long-term debt.

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

As of December 31, 2006, we had $12.0 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll.

Contractual Obligations

As of December 31, 2006, we had $565.4 million of long-term debt (including current maturities). This amount consisted of $424.8 million in notes payable related to owned aircraft, $137.8 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $2.8 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of December 31, 2006.

	Payment Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(2)	$35,007	$46,086	$45,206	$44,320	$43,395	$297,553	$511,567
2003 senior convertible debt notes (assuming no conversions)	1,182	2,365	—	—	—	95,234	98,781
2004 senior convertible debt notes (assuming no conversions)	3,625	3,625	1,813	—	—	171,409	180,472
Notes payable related to B1900Ds	8,954	11,938	11,938	29,537	25,950	9,509	97,826
Note payable related to CRJ200s(2)	2,250	3,000	3,000	3,000	3,000	14,952	29,202
Note payable to manufacturer	1,823	—	—	—	—	—	1,823
Mortgage note payable	82	109	824	—	—	—	1,015
Other	25	25	25	25	25	25	150

Total long-term debt	52,948	67,148	62,806	76,882	72,370	588,682	920,836

Short-term debt:
Notes payable to manufacturer — interim financing(1)(2)	87,596	9,390	9,390	9,390	9,390	85,291	210,447

Payments under operating leases:
Cash aircraft rental payments(2)	199,650	216,084	192,163	185,402	190,281	1,244,395	2,227,975
Lease payments on equipment and operating facilities	1,014	1,392	962	947	956	1,198	6,469

Total lease payments	200,664	217,476	193,125	186,349	191,237	1,245,593	2,234,444

Future aircraft acquisition costs(3)	50,000	—	—	50,000	—	—	100,000
Rotable inventory financing commitments	438	563	540	2,241	—	—	3,782
Minimum payments due under rotable spare parts maintenance agreement	23,127	26,650	29,371	32,225	32,614	136,476	280,463

Total	$414,773	$321,227	$295,232	$357,087	$305,611	$2,056,042	$3,749,972

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

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements for the year ended September 30, 2006, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

Under the Company’s revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended December 31, 2006 and 2005 was $65.3 million and $61.5 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 9.4 million gallons of fuel under this arrangement in the quarter ended December 31, 2005.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $2.2 million and $1.6 million at December 31, 2006 and September 30, 2006, respectively. If our actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated.

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the Company’s condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s condensed consolidated balance sheet.

Accrued Health Care Costs

We are self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At December 31, 2006 and September 30, 2006, we accrued $2.9 million and $2.6 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs

We are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At December 31, 2006 and September 30, 2006, we accrued $3.5 million and $3.4 million, respectively, for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

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

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2006, we had a valuation allowance of $0.6 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe the Company will generate sufficient taxable income in the future to realize the benefits of its other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2006, 2005 and 2004 and we have taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2006:

	Number of Aircraft
					Operating on
		Interim			Dec. 31,	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	2006	Capacity

CRJ-200/100 Regional Jet	2	—	58	60	60	50
CRJ-700 Regional Jet	5	3	10	18	18	66
CRJ-900 Regional Jet	11	3	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	34	—	—	34	20	19
Dash-8	—	—	28	28	28	37
Embraer EMB-120	—	—	2	2	—	30

Total	52	6	158	216	200

Fleet Plans

CRJ Program

As of December 31, 2006, we operated 116 Canadair Regional Jets (60 CRJ-200/100, 18 CRJ-700 and 38 CRJ-900s).

In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of December 31, 2006, we have taken delivery of 13 CRJ-900 aircraft and three CRJ-700 aircraft with two more CRJ-700 aircraft scheduled for delivery in March 2007. The delivery dates for the remaining two CRJ-900s (which can be converted to CRJ-700s) has not been finalized.

ERJ Program

As of December 31, 2006, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to August 2007 for deliveries beginning in January 2009.

Beechcraft 1900D

As of December 31, 2006, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8

As of December 31, 2006, we operated 28 Dash-8 aircraft. In the fourth quarter of fiscal 2006, we took delivery of four Dash-8 aircraft and placed them into revenue service during the first quarter of fiscal 2007.

Aircraft Financing Relationships with the Manufacturer

At December 31, 2006, we had an aggregate of $143.4 million in notes payable to an aircraft manufacturer for delivered aircraft on interim financing. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. At December 31, 2006, we had six aircraft on interim financing with the manufacturer. These interim financings agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time. Subsequent to December 31, 2006, the Company permanently financed these six aircraft with $135 million in long-term debt.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company’s market risk from September 30, 2006 to December 31, 2006.

Item 4.	Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under federal contract and antitrust law.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended December 31, 2006 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company’s Board of Directors authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock. As of December 31, 2006, the Company has acquired and retired approximately 11.0 million shares of its outstanding common stock at an aggregate cost of approximately $71.0 million, leaving approximately 8.4 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $4.3 million during the three months ended December 31, 2006:

				Maximum
				Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 2006	24,773	$7.68	10,455,313	8,966,948
December 2006	505,452	$8.05	10,960,765	8,461,496

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to vote for Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III
George Murnane III
Executive Vice President and CFO

Dated: February 9, 2007

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