Form 10-Q
period 2007-03-31
MESA AIR GROUP INC
filed 2007-05-15
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On May 1, 2007, the registrant had outstanding 31,410,065 shares of Common Stock.

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Operating revenues:
Passenger	$326,140	$305,652	$665,114	$621,066
Freight and other	10,291	6,412	18,930	14,615

Gross operating revenues	336,431	312,064	684,044	635,681
Impairment of contract incentives	(25,324)	—	(25,324)	—

Net operating revenues	311,107	312,064	658,720	635,681
Operating expenses:
Flight operations	95,107	90,833	191,829	180,697
Fuel	105,103	103,157	222,901	208,006
Maintenance	72,684	47,606	136,088	103,144
Aircraft and traffic servicing	23,914	18,310	45,289	34,520
Promotion and sales	1,807	882	3,380	1,654
General and administrative	16,208	14,515	33,670	32,906
Depreciation and amortization	10,255	8,824	20,965	18,007
Bankruptcy settlement	(1,473)	—	(2,093)	—
Impairment of long-lived assets	12,367	—	12,367	—

Total operating expenses	335,972	284,127	664,396	578,934

Operating (loss) income	(24,865)	27,937	(5,676)	56,747

Other income (expense):
Interest expense	(9,490)	(8,710)	(20,160)	(18,296)
Interest income	3,902	2,600	8,446	5,598
Other expense	(8,108)	(13,229)	(7,972)	(14,326)

Total other expense	(13,696)	(19,339)	(19,686)	(27,024)

(Loss) income before taxes	(38,561)	8,598	(25,362)	29,723
Income tax (benefit) provision	(14,575)	3,310	(9,389)	11,443

Net (loss) income	$(23,986)	$5,288	$(15,973)	$18,280

Income (loss) per common share:
Basic	$(0.75)	$0.15	$(0.49)	$0.58
Diluted	$(0.75)	$0.14	$(0.49)	$0.48

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$44,056	$35,559
Marketable securities	141,495	186,764
Restricted cash	12,555	12,001
Receivables, net	60,136	47,382
Income tax receivable	539	615
Expendable parts and supplies, net	38,406	32,771
Prepaid expenses and other current assets	157,908	139,563
Deferred income taxes	4,505	4,115

Total current assets	459,600	458,770
Property and equipment, net	673,432	669,912
Lease and equipment deposits	22,869	27,389
Equity method investments	10,241	12,510
Other assets	38,085	69,632

Total assets	$1,204,227	$1,238,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,059	$29,659
Short-term debt	—	123,076
Accounts payable	73,303	56,097
Air traffic liability	5,347	6,677
Accrued compensation	4,469	4,545
Income taxes payable	113	1,008
Other accrued expenses	43,794	42,001

Total current liabilities	161,085	263,063
Long-term debt, excluding current portion	657,446	542,569
Deferred credits	101,315	101,723
Deferred income taxes	35,353	44,531
Other noncurrent liabilities	24,106	22,117

Total liabilities	979,305	974,003

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 30,705,950 and 33,904,053 shares issued and outstanding, respectively	126,386	149,701
Retained earnings	98,536	114,509

Total stockholders’ equity	224,922	264,210

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(15,973)	$18,280
Adjustments to reconcile (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	20,965	18,007
Impairment chargeS	37,691	—
Deferred income taxes	(9,568)	8,265
Unrealized (gain) loss on investment securities	4,776	962
Loss from equity metod investment	3,579	—
Amortization of deferred credits	(6,397)	(5,688)
Amortization of restricted stock awards	707	589
Other	994	—
Gain (Loss) on Sale of Assets	(254)	—
Stock option expense	662	1,450
Excess tax benefit from stock compensation	—	(2,609)
Provision for obsolete expendable parts and supplies	—	(17)
Provision for doubtful accounts	773	540
Changes in assets and liabilities:
Net (purchases) sales of investment securities	40,493	(40,274)
Receivables	(12,527)	8,496
Income tax receivables	76	(505)
Expendable parts and supplies	(5,610)	1,911
Prepaid expenses and other current assets	(18,345)	(8,469)
Contract incentive payments	—	(20,000)
Accounts payable	17,206	(7,025)
Income taxes payable	(895)	(254)
Other accrued liabilities	2,376	3,530

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,729	(22,811)

Cash Flows from Investing Activities:
Capital expenditures	(13,468)	(9,164)
Proceeds from sale of flight equipment	24	16,034
Change in restricted cash	(554)	(2,824)
Equity method investment	(1,310)	—
Change in other assets	4,694	1,147
Net returns (payments) of lease and equipment deposits	4,520	1,356

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,094)	6,549

Cash Flows from Financing Activities:
Principal payments on long-term debt	(27,444)	(16,015)
Proceeds from exercise of stock options and issuance of warrants	148	5,565
Proceeds (payments) on financing rotable inventory	—	(17,768)
Tax benefit-stock compensation	—	2,609
Common stock purchased and retired	(24,831)	(193)
Proceeds from receipt of deferred credits	5,989	1,917

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46,138)	(23,885)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,497	(40,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,559	143,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,056	$103,281

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	20,087	19,310
Cash paid for income taxes, net	1,000	6,618
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Short-term debt permanently financed 135,378 as long-term debt	135,378	—
Aircraft delivered under interim financing	23,644	27,516
Conversion of convertible debentures to common stock		62,278
Inventory and other credits received in conjunction with aircraft financing	1,000	4,604

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries: Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a California company; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona Limited Liability Company; Ritz Hotel Management Corp., a Nevada Corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation, Patar, Inc. (“Patar”), a Nevada corporation, Ping Shan, SRL (“Ping Shan”), a Barbados, West Indies based investment company, and MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company. Air Midwest, LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with San Juan College in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Ping Shan was established to invest in a Joint Venture in the People’s Republic of China. Nilchii was established to invest in certain airline related businesses. Patar was established to invest in certain non-aviation related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company adopted EITF 06-3 during the second quarter of 2007 by continuing to present such taxes on a net basis. These amounts are not material to the Company’s consolidated financial statements.

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

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of March 31, 2007, Mesa Airlines and Freedom Airlines operated a fleet of 181 aircraft — 61 CRJ 200s, 18 CRJ 700s, 38 CRJ 900s, 36 ERJ 120s and 28 Dash-8’s.

Air Midwest and Mesa Airlines, operating as go!, provide passenger service where revenue is derived from ticket sales either independently or through pro-rate agreements. Air Midwest provides passenger service under pro-rate contracts with US Airways, and Midwest Airlines, as well as independently under the brand name Mesa Airlines. As of March 31, 2007, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft. Mesa Airlines, operating as go!, provides independent inter-island Hawaiian passenger service. As of March 31, 2007, Mesa’s go! operation operated a fleet of five CRJ-200 aircraft. Air Midwest and Mesa, operating as go!, do not receive contractually-guaranteed revenue for their operations. Air Midwest LLC will be included in Air Midwest/go! when the contemplated conversion to a limited liability company occurs.

The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Shan Yue, Ping Shan, Nilchii, Patar, and Ritz Hotel Management Corp. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company’s operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles (“ASM’s”) and other operating statistics.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended	Mesa/	Air Midwest/
March 31, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$292,141	$20,362	$65,538	$(66,934)	$311,107
Depreciation and amortization	8,526	641	1,088	—	10,255
Operating income (loss)	(18,874)	(6,040)	9,298	(9,249)	(24,865)
Interest expense	(7,289)	(0)	(2,347)	146	(9,490)
Interest income	2,781	42	1,225	(146)	3,902
Income (loss) before income tax	(27,688)	(5,997)	4,372	(9,248)	(38,561)
Income tax (benefit)	(10,465)	(2,266)	1,652	(3,496)	(14,575)
Total assets	1,395,118	19,441	536,066	(746,398)	1,204,227
Capital expenditures (including non-cash)	1,561	142	5,462	—	7,165

Three Months Ended	Mesa/	Air Midwest/
March 31, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total operating revenues	$298,035	$12,585	$61,488	$(60,044)	$312,064
Depreciation and amortization	7,897	31	896	—	8,824
Operating income (loss)	25,942	(1,298)	11,504	(8,211)	27,937
Interest expense	(6,395)	—	(2,460)	145	(8,710)
Interest income	2,258	3	484	(145)	2,600
Income (loss) before income tax	21,441	(1,905)	(2,727)	(8,211)	8,598
Income tax (benefit)	8,233	(712)	(1,050)	(3,161)	3,310
Total assets	1,343,416	7,425	413,218	(595,156)	1,168,903
Capital expenditures (including non-cash)	2,409	7	3,672	—	6,088

Six Months Ended	Mesa/	Air Midwest/
March 31, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$620,328	$41,157	$121,985	$(124,750)	$658,720
Depreciation and amortization	17,575	1,181	2,209	—	20,965
Operating income (loss)	3,817	(9,436)	16,765	(16,822)	(5,676)
Interest expense	(15,713)	(0)	(4,742)	295	(20,160)
Interest income	5,831	108	2,802	(295)	8,446
Income (loss) before income tax	(9,859)	(9,326)	10,644	(16,821)	(25,362)
Income tax (benefit)	(3,457)	(3,575)	4,116	(6,473)	(9,389)
Total assets	1,395,118	19,441	536,066	(746,398)	1,204,227
Capital expenditures (including non-cash)	28,325	383	8,972	—	37,680

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended	Mesa/	Air Midwest/
March 31, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total operating revenues	$605,343	$25,608	$104,636	$(99,906)	$635,681
Depreciation and amortization	15,374	57	2,576	—	18,007
Operating income (loss)	56,778	(2,504)	16,123	(13,650)	56,747
Interest expense	(12,680)	—	(5,906)	290	(18,296)
Interest income	5,314	8	566	(290)	5,598
Income (loss) before income tax	48,524	(3,105)	(2,046)	(13,650)	29,723
Income tax (benefit)	18,682	(1,196)	(788)	(5,255)	11,443
Total assets	1,343,416	7,425	413,218	(595,156)	1,168,903
Capital expenditures (including non-cash)	31,463	15	5,202	—	36,680

3.	Marketable Securities

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US Treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $141.5 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at March 31, 2007 and September 30, 2006, were ($4.8) million and ($0.3) million, respectively.

The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at March 31, 2007 and September 30, 2006 includes investments in ARS of $0 and $17.4 million, respectively.

4.	Restricted Cash

At March 31, 2007, the Company had $12.6 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $9.0 million letter of credit facility and to issue letters of credit for landing fees, workers’ compensation insurance and other business needs. Pursuant to the agreement and amounts held on deposit, the Company had $11.5 million of outstanding letters of credit at March 31, 2007. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United Airlines. Approximately 98% of the Company’s consolidated passenger revenue for the three month period ended March 31, 2007 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 42% and 45% of total gross accounts receivable at March 31, 2007 and September 30, 2006, respectively.

US Airways accounted for approximately 45% of the Company’s total passenger revenue in the three month period ended March 31, 2007. A termination of the US Airways revenue-guarantee code-share agreements would

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United Airlines accounted for approximately 35% of the Company’s total passenger revenue in the three month period ended March 31, 2007. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta Air Lines accounted for approximately 18% of the Company’s total passenger revenue in the three month period ended March 31, 2007. A termination of the Delta agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

The Company is currently engaged in a dispute with US Airways over fees payable pursuant to its Code Share and Revenue Sharing Agreement (the “Code Share Agreement”). The disagreement stems from payments due the Company from US Airways with respect to reimbursable operating costs and expenses relating to certain of the Company’s CRJ-900 aircraft. The disputed amount that has not been paid by US Airways is $6.9 million. The balance due at March 31, 2007 is $6.9 million and increases by $0.2 million per month during the term of the Code Share Agreement that the dispute remains unresolved. The Company believes that these reimbursable costs and expenses are in accordance with the terms and conditions of the Code Share Agreement and are immediately due and payable. The Company is currently working to amicably resolve this dispute in the near term prior to initiating litigation. If an amicable resolution cannot be reached, the Company is prepared to litigate its claim and believes it has a reasonable probability of succeeding in any such proceedings, although no assurances can be given in that regard.

6.	Contract Incentives

In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. In connection with the amendment, the Company made three $10 million payments to United in the first and second quarter of fiscal 2006. Amounts paid were recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge was then being amortized over the term of the code-share agreement as a reduction of passenger revenue. The unamortized balance of these deferred charges were written off in the second quarter of 2007. See Note 14 regarding impairment.

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

At September 30, 2006, the Company had $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five aircraft as well as a sixth aircraft delivered during the first quarter of 2007 with $135.0 million in long-term debt. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

9.	Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	March 31,	September 30,
	2007	2006
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$319,614	$329,478
Senior convertible notes due June 2023	37,834	37,834
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.2% at March 31, 2007), collateralized by the underlying aircraft	76,078	79,290
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	22,120	22,831
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (7.6% at March 31, 2007), collateralized by the underlying aircraft	119,954	—
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per anum, collateralized by the underlying aircraft	14,920	—
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007		1,792
Mortgage note payable to bank, principal and interest at 7 1/2% due monthly through 2009	860	882
Other	125	121

Total debt	691,505	572,228
Less current portion	(34,059)	(29,659)

Long-term debt	$657,446	$542,569

10.	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised. In addition, dilutive convertible securities are

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Share calculation:
Weighted average shares — basic	31,999	34,304	32,825	31,459
Effect of dilutive outstanding stock options and warrants	—	1,258	—	1,430
Effect of restricted stock	—	11	—	—
Effect of dilutive outstanding convertible debt	—	10,705	—	10,704

Weighted average shares — diluted	31,999	46,278	32,825	43,593

Adjustments to net income:
Net (loss) income	$(23,986)	$5,288	$(15,973)	$18,280
Interest expense on convertible debt, net of tax	—	1,018	—	2,533

Adjusted net (loss) income	$(23,986)	$6,306	$(15,973)	$20,813

The effect of converting the senior convertible notes into 10.7 million shares of common stock in the three and six months ended March 31, 2007, respectively would have been antidilutive to the per share calculation. Accordingly, those convertible shares were excluded from the calculation of dilution.

Options to purchase 1,137,064 and 642,480 shares of common stock were outstanding during the three and six months ended March 31, 2007. Options to purchase 1,980,581 and 1,852,277 shares of common stock were excluded from the calculation of dilutive earnings per share for the three and six month periods ended March 31, 2007 because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The remaining options outstanding during the three and six month periods ended March 31, 2007 of 419,425 and 459,280, respectively, were excluded from the calculation of dilutive earnings per share because the Company incurred a net loss during those periods and the effect of including those options would also have been antidilutive.

11.	Stock Repurchase Program

The Company’s Board of Directors has authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock. As of March 31, 2007, the Company has acquired and retired approximately 13.7 million shares of its outstanding common stock at an aggregate cost of approximately $91.5 million, leaving approximately 5.7 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $20.6 million during the three months ended March 31, 2007:

Maximum
Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

Mar-07	2,692,174	$7.64	13,652,939	5,769,322

Subsequent to the end of the second quarter of 2007 Mesa announced that its Board of Directors has authorized Mesa to repurchase up to an additional 10 million shares of its outstanding common stock. The 10.0 million shares

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the newly authorized repurchase program are in addition to the 5.7 million shares remaining under the prior repurchase programs.

12.	Beechcraft 1900D Cost Reductions

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during each of the three months ended March 31, 2007 and 2006. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of the Company’s common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant.

13.	Bankruptcy Settlement

In the first half of fiscal 2007, the Company received approximately 41,000 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West (“Pre-Merger US Airways”). The Company sold the stock and realized proceeds of $2.1 million. In connection with an amendment to and assumption of our existing Delta Connection Agreement, we received a general unsecured claim of $35.0 million as part of Delta’s bankruptcy proceeding. The receipt of this $35.0 million general unsecured claim is not included in the consolidated financial statements for the quarter ended March 31, 2007, but will be reflected in income in the future at its fair market value.

14.	Impairment of Long-Lived Assets

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the second quarter of 2007 the Company evaluated two such cases. In each instance the gross undiscounted cash flows related to a long-term asset was computed and found to be less than the carrying value of the long-lived asset. The fair market value of the two assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $37.7 million.

The first impairment charge, totaling $31.7 million, related to the unamortized balance of a $30.0 million nonrefundable cash incentive (“Incentive”) paid to United in the first and second quarter of fiscal 2006, upon amending our code share agreement with United (the “Amendment”). The Amendment primarily allowed us to place 30 additional aircraft with United, bringing the total aircraft in the United code share to 70, and to extend the expiration dates under the existing code share agreement with respect to certain of the other aircraft. The Incentive was included in other assets and was being amortized as a reduction to revenue over the term of the amended code share agreement. Beginning with the second quarter of fiscal 2006 we began experiencing declining margins related to this code share and management initiated an operational analysis in the fourth quarter of fiscal 2006, which was completed in the second quarter of fiscal 2007. During the second quarter of fiscal 2007 the margins deteriorated further, resulting in management concluding that the Company will incur operating losses over the remaining term of the amended code share agreement. The analysis determined that these losses were due primarily to increases in (1) maintenance costs from certain contractual increases in maintenance support agreements that went into effect in the second quarter of fiscal 2007; (2) lower total completion factors primarily attributable to the locations from

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we operate the additional 30 aircraft added in the amended code share agreement, resulting in higher operational costs and higher labor costs resulting from employee turnover and; (3) other underlying costs increasing at greater rates than we had originally anticipated when we entered into the amended code share agreement. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to this code share agreement and found them to be less than the asset’s unamortized balance. The fair value of the asset was determined to be zero. Accordingly, an impairment charge was taken for $25.3 million. We expect the negative cash flows experienced in the second quarter of fiscal 2007 from this code share agreement to continue at this level and could worsen in the future. The largest single item affecting the cash flows from this code share agreement are the 30 incremental 50-seat regional jets the Company added in early fiscal 2006. In addition, leasehold improvements related to certain aircraft under the United code share agreement were evaluated for recoverability and were determined to be impaired and accordingly an impairment charge was taken for $6.4 million. Management is evaluating various alternatives to address the situation, however there can be no assurance that we will be successful in our efforts.

The second impairment charge, totaling $6.0 million related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreements. During the second quarter of fiscal 2007, Delta exercised its right to reduce the number of aircraft in the code share agreement by notifying us of its intention to remove all 12 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements’ unamortized balance. Accordingly, an impairment charge of $6.0 million was taken. We expect the negative cash flows experienced during the second quarter of fiscal 2007 from this code share agreement to continue into the third and fourth quarter of fiscal 2007 when the aircraft are removed from service with Delta. At this time, unless alternative uses can be found for the aircraft, the Company anticipates that it will continue to incur the respective aircrafts’ lease costs until the aircraft are scheduled to be returned to their respective lessors in the first and second quarters of fiscal 2008. In addition to the negative operational cash flows we expect to incur additional costs for early termination with the respective lessors. These costs will be recognized when the aircraft are no longer in service. Management is evaluating various alternative uses for the aircraft, including additional flying or subleasing the aircraft to other lessors, however there can be no assurance that we will be successful in our efforts.

15.	Equity Method Investment

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “Investee”). The Company, through its subsidiary Nilchii, invested $15 million, which represents approximately 20% and 12% of the Investee’s common stock and notes, respectively.

The Company accounts for its investment using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the Investee subsequent to the date of investment and reports the recognized earnings or losses in income. The Company’s share of the Investee’s losses subsequent to the date of investment has exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” the Company recognized equity method losses based on the ownership level of the Investee common stock held by the Company until the carrying value of its investment in the common stock was reduced to zero, then by the ownership level of the Investee notes held by the Company. During the second quarter of fiscal 2007, the Company recorded equity method losses from this investment of $3.6 million.

The Investee notes held by the Company bear interest at 17%. At March 31, 2007, the Company has a receivable for and has recorded interest income related to these notes in the amount of $1.8 million.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of fiscal 2007 we placed $1.3 million on deposit pursuant to a subscription agreement in a limited partnership. Upon closing, the Company will account for this investment using the equity method of accounting.

16.	Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options at the time of grant and amortized over the stock options’ vesting period.

The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2007	2007
	(In thousands)	(In thousands)

General and administrative expenses:
Stock options expense	$310	$662
Restricted stock expense	358	707

Total	$668	$1,369

17.	Commitments and Contingencies

As of March 31, 2007, the Company had firm orders with Bombardier Aerospace, Inc. for two CRJ-700 aircraft and two CRJ-900 which can be converted to CRJ-700s. In conjunction with this purchase agreement, Mesa had $16.0 million on deposit with Bombardier Regional Aircraft Division that was included in lease and equipment deposits at September 30, 2006. The remaining deposits are expected to be returned upon completion of permanent financing on each of the last four aircraft.

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At March 31, 2007, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

The Company also has long-term contracts for the performance of engine maintenance and rotable spare parts. A description of each of these contracts is as follows:

During the second quarter of fiscal 2007, the Company entered into a memorandum of understanding (“MOU”) with Delta’s Technical Operations division (“DTO”) for its previously uncovered General Electric Aircraft Engines (“GE”) engines. The MOU requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period.

In January 1997, the Company entered into a 10-year engine maintenance contract with GE for certain of its CRJ-200 aircraft engines. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price. Any adjustment payments or credits are recognized in the period they occur.

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

During the second quarter of fiscal 2007, the Company amended a five-year heavy equipment maintenance agreement with a vendor. The agreement provides a rebate based upon annual volumes up to $10.0 million over the next five years. The agreement also includes penalties in the event our annual volumes fall below certain levels. The maximum penalty possible would be $19.0 million if our annual volumes were zero for all five years. Rebates of approximately $1.0 million have been included in the current quarter.

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

In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Court has recently denied Hawaiian’s request for a preliminary injunction. The case will be tried in September 2007.

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two of its Hawaii based employees (individual defendants subsequently dismissed without prejudice). The complaint was filed in State Court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The Company believes the purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under contract and federal antitrust law. On March 19, 2007, the US District Court denied Mesa’s motion to dismiss the contract claims under the authority of Morales and its progeny. Mesa has asked the District Court to certify that ruling for immediate appellate review.

Mesa denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its early stages and has been set for trial in April 2008.

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

Executive Overview and Summary Financial Results

The second quarter of fiscal year 2007 was a difficult quarter for us resulting in a loss of $24.0 million or $0.54 per diluted share compared with net income of $5.3 million and $0.14 per diluted share in the second quarter of fiscal 2006. Total gross revenue increased $24.4 million or 7.8% to $336.4 million on 3.8% more capacity over the same period in the preceding year. Due to certain impairment charges reflected against revenue discussed below, our net revenues were $311.1 million for the second fiscal quarter representing a decrease of $1.0 million or 0.3% below that of the preceding year. Our fleet has grown from 180 as of March 31, 2006, to 201 as of March 31, 2007. The results for the second quarter of fiscal 2007 reflected a number of significant non-cash charges totaling $45.7 million comprised of impairment charges ($37.7 million), unrealized losses on investment securities ($4.5 million), and equity method losses ($3.6 million). These amounts were partially offset by $12.2 million debt conversion costs taken in the second quarter of fiscal 2006. The impairment charges are discussed below.

Excluding the impairment charges associated with certain assets related to the Delta and United code share agreements, operational challenges associated with the effects of inclement weather and air traffic control in our United Express operations resulted in a total completion factor well below that of our other operations, adversely affecting operating income as revenue was reduced and many of our expenses were not fully reimbursed. These operational challenges had the greatest effect on Mesa’s 50-seat United Express operations.

Our maintenance expenses increased during the quarter on a year over year and sequential basis due primarily to a new power-by-the-hour engine memorandum of understanding covering all of our previously uncovered General Electric engines, contractual increases in our existing power-by-the-hour engine agreement with General Electric, and increased volume due to higher than anticipated usage in our United Express operations as well as contractual increases in our auxiliary power unit (“APU”) overhauls.

During the current quarter, United assumed responsibility for a portion of our United Express fuel purchases. As a result going forward, our revenues, as well as our fuel expenses related thereto, will be reduced by approximately 4.3 million gallons of fuel per quarter. Due to the pass-through feature of our contracts, this will not impact our income from operations.

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the second quarter of 2007 the Company evaluated two such cases. In each instance the gross undiscounted cash flows related to a long-term asset was computed and found to be less than the carrying value of the long-lived asset. The fair market value of the two assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $37.7 million.

The first impairment charge, totaling $31.7 million, related to the unamortized balance of a $30.0 million nonrefundable cash incentive (“Incentive”) paid to United in the first and second quarter of fiscal 2006 upon amending our code share agreement with United (the “Amendment”). The Amendment primarily allowed us to place 30 additional aircraft with United, bringing the total aircraft in the United code share to 70, and to extend the expiration dates under the existing code share agreement with respect to certain of the other aircraft. The Incentive was included in other assets and was being amortized as a reduction to revenue over the term of the amended code share agreement. Beginning with the second quarter of fiscal 2006 we began experiencing declining margins related to this code share and management initiated an operational analysis in the fourth quarter of fiscal 2006, which was completed in the second quarter of fiscal 2007. During the second quarter of fiscal 2007 the margins deteriorated further, resulting in management concluding that the Company will incur operating losses over the remaining term of the amended code share agreement. The analysis determined that these losses were due primarily to increases in (1) maintenance costs from certain contractual increases in maintenance support agreements that went into effect in the second quarter of fiscal 2007; (2) lower total completion factors primarily attributable to the locations from which we operate the additional 30 aircraft added in the amended code share agreement, resulting in higher operational costs and higher labor costs resulting from employee turnover and; (3) other underlying costs increasing at greater rates than we had originally anticipated when we entered into the amended code share agreement. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to this code share agreement and found them to be less than the asset’s unamortized balance of $25.3 million. The fair value of the asset was determined to be zero. Accordingly, an impairment charge was taken for $25.3 million. We expect the negative cash flows experienced in the second quarter of fiscal 2007 from this code share agreement to continue at this level and could worsen in the future. The largest single item affecting the cash flows from this code share agreement are the 30 incremental 50-seat regional jets the Company added in early fiscal 2006. In addition, leasehold improvements related to certain aircraft under the United code share agreement were evaluated for recoverability and were determined to be impaired and accordingly an impairment charge was taken for

$6.4 million. Management is evaluating various alternatives to address the situation, however there can be no assurance that we will be successful in our efforts.

The second impairment charge, totaling $6.0 million related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreement. During the second quarter of fiscal 2007, Delta exercised its right to reduce the number of aircraft in the code share agreement by notifying us of its intention to remove all 12 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements’ unamortized balance of $6.0 million. Based on the nature of these leasehold improvements the fair value of the leasehold improvements was determined to be zero. Accordingly, an impairment charge was taken for 6.0 million. We expect the negative cash flows experienced during the second quarter of fiscal 2007 from this code share agreement to continue into the third and fourth quarter of fiscal 2007 when the aircraft are removed from service with Delta. At this time, unless alternative uses can be found for the aircraft, the Company anticipates that it will continue to incur the respective aircrafts’ lease costs until the aircraft are scheduled to be returned to their respective lessors in the first and second quarters of fiscal 2008. In addition to the negative operational cash flows we expect to incur additional costs for early termination with the respective lessors. These costs will be recognized when the aircraft are no longer in service. Management is evaluating various alternative uses for the aircraft, including additional flying or subleasing the aircraft to other lessors, however there can be no assurance that we will be successful in our efforts.

Our gross operating revenues were $684.0 million for the six months ended March 31, 2007, an increase of $48.4 million or 7.6% over the same period in the preceding year. Due to certain impairment charges reflected against revenue discussed above, our net revenues were $658.7 million for the six months ended March 31, 2007 representing an increase of $23.0 million or 3.6% above that of the preceding year. The net loss for the first six months of fiscal 2007 was $16.0 million or $0.49 per diluted share compared with net income of $18.3 million and $0.48 per diluted share in the first six months of fiscal 2006. The year over year variances for the first six months of 2007 versus 2006 are largely explained above, except for a $2.1 million decrease in operating costs resulting from a bankruptcy settlement in the first half of fiscal 2007.

The new CRJ-900s are expected to begin service in November 2007. We began removing the twelve Dash-8 aircraft in April 2007 and expect to have all twelve Dash-8’s removed from service by August 2007.

Our joint venture agreement with Shenzhen Airlines to operate regional jets throughout China is progressing, with plans to send the initial aircraft by the end of summer.

Code-Share Agreements

The Company has reached an agreement with Delta Air Lines (“Delta”) under its Delta Connection Agreements (“DCA”) to remove twelve Dash-8 aircraft operated under the DCA by Mesa’s subsidiary Freedom Airlines. Mesa’s recently announced expanded code share agreement with Delta to operate 14 CRJ-900 regional jet aircraft (“Expansion DCA”) will remain in place. After service begins pursuant to the Expansion DCA and the amended DCA, the Mesa regional jet fleet flying for Delta will consist of 14 CRJ-900s and 36 ERJ-145s.

Fleet

Aircraft in operation at March 31, 2007:

Type of Aircraft

CRJ-200/100 Regional Jet	61
CRJ-700 Regional Jet	18
CRJ-900 Regional Jet	38
Embraer 145 Regional Jet	36
Beechcraft 1900D	20
Dash-8	28

Total	201

Approximately 98% of our consolidated passenger revenues for the quarter ended March 31, 2007 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with US Airways, Delta Air Lines, Midwest Airlines and United Airlines. The remaining passenger revenues are derived from our independent operations, go! and Mesa Airlines.

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended
	31-Mar-07	31-Mar-06	31-Mar-07	31-Mar-06

Passengers	3,970,948	3,441,501	7,952,239	6,930,917
Available seat miles (000’s)	2,267,858	2,185,602	4,618,546	4,493,686
Revenue passenger miles (000’s)	1,675,132	1,599,381	3,387,796	3,254,882
Load factor	73.90%	73.20%	73.40%	72.40%
Yield per revenue passenger mile (cents)	20.2	19.5	20.3	19.5
Revenue per available seat mile (cents)	14.9	14.3	14.9	14.1
Operating cost per available seat mile (cents)	14.3	13	14.2	12.9
Operating cost per available seat mile, excluding fuel (cents)	9.7	8.3	9.3	8.3
Average stage length (miles)	361	403	365	405
Number of operating aircraft in fleet	199	180	199	180
Gallons of fuel consumed	53,011,214	50,359,903	109,817,761	101,713,317
Block hours flown	156,457	135,408	313,797	277,599
Departures	109,991	91,533	219,794	186,964

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Six Months Ended
	31-Mar-07		31-Mar-06		31-Mar-07		31-Mar-06
	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.2	31.00%	4.2	29.10%	4.2	29.12%	4.0	28.40%
Fuel	4.6	34.00%	4.7	33.10%	4.8	33.84%	4.6	32.70%
Maintenance	3.2	23.00%	2.2	15.30%	2.9	20.66%	2.3	16.20%
Aircraft and traffic servicing	1.1	8.00%	0.8	5.90%	1.0	6.88%	0.8	5.40%
Promotion and sales	0.1	1.00%	—	0.30%	0.1	0.51%	—	0.30%
General and administrative	0.7	5.00%	0.7	4.70%	0.7	5.11%	0.7	5.20%
Depreciation and amortization	0.5	3.00%	0.4	2.80%	0.5	3.18%	0.4	2.80%
Bankruptcy settlement	(0.1)	0.00%	—	(0.20)%	—	(3.2)%	—	0.00%
Impairment and restructuring charges (credits)	0.5	4.00%	—	0.00%	0.3	1.88%	—	0.00%
Total operating expenses	14.8	108.00%	13.0	91.00%	14.4	100.36%	12.9	91.10%
Interest expense	(0.4)	(3.00)%	0.4	2.80%	(0.4)	(3.06)%	0.4	2.90%
Interest income	0.2	1.00%	0.1	1.00%	0.2	1.28%	0.1	0.88%
Other income (expense)	(0.4)	(3.00)%	(0.6)	(0.40)%	(0.2)	(1.21)%	(0.3)	(2.25)%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended March 31, 2007 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$292,141	$20,362	$65,538	$(66,934)	$311,107
Total operating expenses	311,016	26,402	56,240	(57,686)	335,972

Operating income (loss)	$(18,875)	$(6,040)	$9,298	$(9,248)	$(24,865)

	Three Months Ended March 31, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$298,035	$12,585	$61,488	$(60,044)	$312,064
Total operating expenses	272,093	13,883	49,984	(51,833)	284,127

Operating income (loss)	$25,942	$(1,298)	$11,504	$(8,211)	$27,937

	Six Months Ended March 31, 2007 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$620,328	$41,157	$121,985	$(124,750)	$658,720
Total operating expenses	616,512	50,593	105,221	(107,930)	664,396

Operating income (loss)	$3,816	$(9,436)	$16,764	$(16,820)	$(5,676)

	Six Months Ended March 31, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total operating revenues	$605,343	$25,608	$104,636	$(99,906)	$635,681
Total operating expenses	548,565	28,112	88,513	(86,256)	578,934

Operating income (loss)	$56,778	$(2,504)	$16,123	$(13,650)	$56,747

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Revenues

In the three months ended March 31, 2007, gross operating revenue increased by $24.3 million or 7.8% from $312.1 million in the three months ended March 31, 2006 to $336.4 million. The increase in revenue is primarily attributable to a $19.4 million increase in contract revenue at Mesa/Freedom, driven by higher activity-based revenue as a result of the increased number of aircraft in service with our code-share partners. In addition, Air Midwest/go! revenue increased $7.8 million primarily due to a $4.5 million increase in prorate revenue and a $2.0 million increase in Essential Air Service revenue. Due to certain impairment charges reflected against revenue discussed above, our net revenues were $311.1 million for the second fiscal quarter representing a decrease of $0.9 million or .3% below that of the preceding year.

Operating Expenses

Flight Operations

In the three months ended March 31, 2007, flight operations expense increased $4.3 million, or 4.7%, to $95.1 million from $90.8 million for the three months ended March 31, 2006. On an ASM basis in the three months ended March 31, 2007, flight operations expense of $0.042 per ASM remained unchanged from the three months ended March 31, 2006. The increase is due primarily to incremental aircraft leases associated with additional Delta Dash-8’s at Mesa/Freedom and CRJ-200s at go! and increased lodging expenses due to the startup of our Delta Dash-8 operation in JFK.

Fuel

In the three months ended March 31, 2007, fuel expense increased $1.9 million, or 1.9%, to $105.1 million from $103.2 million for the three months ended March 31, 2006. On an ASM basis, fuel expense decreased 1.8% to $0.046 per ASM in the three months ended March 31, 2007 compared to $0.047 per ASM in the three months ended March 31, 2006. Overall consumption of fuel increased by 2.7 million gallons or 5.3% in the three months ended in March 31, 2007 to 53.0 million gallons from 50.3 million gallons in the three months ended March 31, 2006; resulting in a $5.3 million expense increase due to volume. The additional fuel expense was mainly driven by the addition of go! and the increase in flights flown for Delta. These increases were offset by a 3.2% reduction in our “into-plane” fuel cost in the three months ended March 31, 2007 to $1.98 per gallon from $2.05 per gallon in the three months ended March 31, 2006. However, total gallons would have increased more in line with the increase in block hours, which increased 15.5% in the three months ended March 31, 2007, except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel which reduced Mesa’s fuel expense and revenue by 4.25 million gallons or approximately $8.4 million, respectively.

Maintenance Expense

In the three months ended March 31, 2007, maintenance expense increased $25.1 million, or 52.7%, to $72.7 million from $47.6 million for the three months ended March 31, 2006. Maintenance expense increased primarily due to (1) higher engine overhaul costs driven by a new power-by-the-hour engine agreement covering all of our previously uncovered GE engines and contractual rate increases, (2) high costs related to airframe checks which did not occur in the three months ended March 31, 2006, and (3) increased material/repair services expense primarily for engine components and landing gear overhauls. Maintenance expense at Air Midwest/go! increased $2.0 million year over year. On an ASM basis, maintenance expense increased 47.1% to $0.032 per ASM in the three months ended March 31, 2007 from $0.022 per ASM in the three months ended March 31, 2006.

Aircraft and Traffic Servicing

In the three months ended March 31, 2007, aircraft and traffic servicing expense increased by $5.6 million, or 30.6%, to $23.9 million from $18.3 million for the three months ended March 31, 2006. On an ASM basis, aircraft and traffic servicing expense increased 25.9% to $0.011 per ASM in the three months ended March 31, 2007 from

$0.008 per ASM in the three months ended March 31, 2006. Aircraft and traffic servicing expense in the Mesa/Freedom segment increased $3.1 million, which included a $1.3 million increase in station rents and a $2.2 million increase in passenger related costs, primarily landing fees. These increases were primarily a result of moving into higher cost East Coast cities for United and Delta. These costs are reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest/ go! segment increased $2.5 million primarily due to the start up of go!

Promotion and Sales

In the three months ended March 31, 2007, promotion and sales expense increased by $0.9 million, or 105%, to $1.8 million from $0.9 million for the three months ended March 31, 2006. The increase is primarily due to promotional expenses at go!.

General and Administrative

In the three months ended March 31, 2007, general and administrative expense increased $1.7 million, or 11.7%, to $16.2 million from $14.5 million for the three months ended March 31, 2006 due primarily to increased workers compensation costs.

Depreciation and Amortization

In the three months ended March 31, 2007, depreciation and amortization expense increased $1.4 million, or 16.2%, to $10.3 million from $8.8 million for the three months ended March 31, 2006. The increase is primarily due to the addition of 3 CRJ-700 aircraft during the second quarter of 2007. Depreciation and amortization for Air Midwest /go! increased $0.6 million primarily due to the launch of go! and the depreciation of certain assets acquired to support go!’s operations.

Bankruptcy Settlement

In the three months ended March 31, 2007, the Company received approximately 28,000 shares which it sold for $1.5 million. This benefit was recorded as a settlement of its US Airways related bankruptcy claim. There were no such settlements in the three months ended March 31, 2006.

Interest Expense

In the three months ended March 31, 2007, interest expense increased $0.8 million, or 9.0%, to $9.5 million from $8.7 million for the three months ended March 31, 2006. The net increase in interest expense is primarily due to additional debt associated with the addition of 3 CRJ-700 aircraft during the second quarter of 2007.

Interest Income

In the three months ended March 31, 2007, interest income increased $1.3 million to $3.9 million from $2.6 million for the three months ended March 31, 2006. The increase is due to increases in the rates of return on our cash and marketable securities portfolio.

Other Expense

In the three months ended March 31, 2007, other expense decreased $5.1 million or 38.7% to $8.1 million from $13.2 million for the three months ended March 31, 2006. This decrease is due primarily to a $12.2 million reduction in debt conversion costs offset by increases of $4.6 million in unrealized losses on investment securities and $3.5 million from equity method losses. The equity method losses were due primarily to the investee recording noncash accounting charges.

Income Taxes

In the second quarter of fiscal 2007 we recorded a tax benefit of $14.6 million compared to income tax expense of $3.3 million in the second quarter of fiscal 2006. The effective tax rates of 37.8% and 38.5%, respectively, are higher than the statutory rate due to varying state income tax rates and non-deductible permanent differences.

RESULTS OF OPERATIONS

For the six months ended March 31, 2007 versus the six months ended March 31, 2006

Operating Revenues

In the six months ended March 31, 2007, gross operating revenue increased by $48.3 million or 7.6% from $635.7 million in the six months ended March 31, 2006 to $684.0 million. The increase in revenue is primarily attributable to a $40.3 million increase in contract revenue for Mesa/Freedom, driven primarily by higher activity-based revenue as a result of the increased number of aircraft in service with our code-share partners. Air Midwest/go! revenue increased $15.5 million primarily due to a $10.9 million increase in prorate revenue and a $3.3 million increase in Essential Air Service revenue due to additional EAS cities. Due to certain impairment charges reflected against revenue as discussed above, our net revenues were $658.7 million for the six months ended March 31, 2007 representing an increase of $23.0 million or 3.6% above that of the preceding year.

Operating Expenses

Flight Operations

In the six months ended March 31, 2007, flight operations expense increased $11.1 million, or 6.2%, to $191.8 million from $180.7 million for the six months ended March 31, 2006. On an ASM basis in the six months ended March 31, 2007, flight operations expense increased 3.3% to $0.042 per ASM compared to $0.040 per ASM in the six months ended March 31, 2006. The increase is primarily due to increased aircraft lease expenses associated with additional Delta Dash-8’s at Mesa/Freedom and CRJ-200s at go! and increased lodging expenses due to the startup of our Delta Dash-8 operation in JFK.

Fuel

In the six months ended March 31, 2007, fuel expense increased $14.9 million, or 7.2%, to $222.9 million from $208.0 million for the six months ended March 31, 2006. On an ASM basis, fuel expense increased 4.3% to $0.048 per ASM in the six months ended March 31, 2007 compared to $0.046 per ASM in the six months ended March 31, 2006. This increased volume was mainly driven by the addition of go! and the increase in flights flown for Delta by Mesa/Freedom. These increases were partially offset by a slight reduction in our “into-plane” fuel cost in the six months ended March 31, 2007 versus that of the proceeding year. However, total gallons would have increased more in line with the increase in block hours, which increased 13.0% in the six months ended March 31, 2007, except that United, beginning in January 2007 in the Chicago O’Hare airport, began purchasing its own fuel and reduced Mesa/Freedom’s fuel expense and revenue by 4.25 million gallons or $8.4 million, respectively.

Maintenance Expense

In the six months ended March 31, 2007, maintenance expense increased $33.0 million, or 31.9%, to $136.1 million from $103.1 million for the six months ended March 31, 2006. Maintenance expense increased primarily due to (1) high cost airframe checks, (2) increased material repair/services, (3) increased base maintenance expense related to increased costs to support our JFK and Dulles operations, and (4) higher engine overhaul costs driven by contractual rate increases and a new power-by-the-hour engine agreement covering all of our previously uncovered GE engines. Maintenance expense at Air Midwest/go! increased $3.3 million year over year. On an ASM basis, maintenance expense increased 28.4% to $0.029 per ASM in the six months ended March 31, 2007 from $0.023 per ASM in the six months ended March 31, 2006.

Aircraft and Traffic Servicing

In the six months ended March 31, 2007, aircraft and traffic servicing expense increased by $10.8 million, or 31.2%, to $45.3 million from $34.5 million for the six months ended March 31, 2006. On an ASM basis, aircraft and traffic servicing expense increased 27.7% to $0.010 per ASM in the six months ended March 31, 2007 from $0.008 per ASM in the six months ended March 31, 2006. Aircraft and traffic servicing expense in the Mesa/Freedom segment increased $6.7 million, which included an increase in station rents and an increase in passenger related costs, primarily landing fees. These increases were primarily the result of moving into higher cost East Coast cities for United and Delta. These costs are largely reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest/ go! segment increased $4.2 million primarily due to the start up of go!

Promotion and Sales

In the six months ended March 31, 2007, promotion and sales expense increased by $1.7 million, or 104.4%, to $3.4 million from $1.7 million for the six months ended March 31, 2006. The increase is primarily due to promotional expenses at go!.

General and Administrative

In the six months ended March 31, 2007, general and administrative expense was comparable to the same period in 2006 increasing $0.8 million, or 2.3%, to $33.7 million from $32.9 million due primarily to increases related to workers compensation.

Depreciation and Amortization

In the six months ended March 31, 2007, depreciation and amortization expense increased $3.0 million, or 16.4%, to $21.0 million from $18.0 million for the six months ended March 31, 2006. The increase is primarily due to the addition of 3 CRJ-700 aircraft during the second quarter of 2007. Depreciation and amortization for Air Midwest /go! increased $1.3 million primarily due to the launch of go! and the depreciation of certain assets acquired to support go!’s operations .

Bankruptcy Settlement

In the six months ended March 31, 2007, the Company received approximately 41,000 shares of US Airways stock which it sold for $2.1 million. This benefit was recorded as a settlement of its US Airways related bankruptcy claim. There were no such settlements in the six months ended March 31, 2006.

Interest Expense

In the six months ended March 31, 2007, interest expense increased $1.9 million, or 10.2%, to $20.2 million from $18.3 million for the six months ended March 31, 2006. The net increase in interest expense is primarily due to additional debt associated with the addition of 3 CRJ-700 aircraft during the second quarter of 2007.

Interest Income

In the six months ended March 31, 2007, interest income increased $2.8 million to $8.4 million from $5.6 million for the six months ended March 31, 2006. The increase is due to increases in the rates of return on our cash and marketable securities portfolio.

Other Expense

In the six months ended March 31, 2007, other expense decreased $6.3 million or 44.4% to $8.0 million from $14.3 million for the six months ended March 31, 2006. This decrease is due primarily to a $12.2 million reduction in debt conversion costs offset by increases of $4.6 million in unrealized losses on investment securities and $3.5 million from equity method losses. The equity method losses were due primarily to the investee recording noncash accounting charges.

Income Taxes

In the six months ended March 31, 2007 we recorded a tax benefit of $9.4 million compared to income tax expense of $11.4 million in the six months ended March 31, 2006. The effective tax rates of 37.0% and 38.5%, respectively differ from the statutory rate due to varying state income taxes and to non-deductible permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At March 31, 2007, we had cash, cash equivalents, and marketable securities (including restricted cash) of $198.1 million, compared to $234.3 million at September 30, 2006. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash for the six months ended March 31, 2007 were due primarily to cash flow from operations before changes in assets and liabilities of $38.0 million. Changes in assets and liabilities added $22.7 million in positive cash flow to obtain $60.7 million in cash provided by operating activities. The $23.5 million was due primarily to proceeds from sales of investment securities, and an increase in accounts payable offset by an increase in receivables, prepaid expenses and expendable parts.

Cash used in operating activities was $6.1 million due primarily to capital expenditures of $13.5 million related to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets and an additional equity method investment of $1.3 million. These amounts were offset by returns of deposits previously paid on leases and equipment and a decrease in other assets.

Cash used in financing activities were $46.1 million due primarily to net paydowns on long-term debt totaling $27.4 million and $24.8 million in common stock repurchased by the Company.

As of March 31, 2007, we had net receivables of approximately $60.1 million (net of an allowance for doubtful accounts of $1.8 million), compared to receivables of approximately $47.4 million (net of an allowance for doubtful accounts of $1.6 million) as of September 30, 2006. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 42.0% of total gross accounts receivable at March 31, 2007.

Sources of cash for the six months ended March 31, 2006 were due primarily to cash flow from operations before changes in assets and liabilities of $39.8 million. Changes in assets and liabilities used $62.6 million in negative cash flow to obtain $22.8 million in cash used by operating activities. The $62.6 million was due primarily to purchases of investment securities and incentive payments made in connection with the United amendment. Cash provided by investing activities was $6.5 million due primarily to proceeds from the sale of flight equipment offset by capital expenditures and an increase in restricted cash. Cash flows used in financing activities totaling $23.9 million consisted primarily of principal payments on long-term debt and payments made to finance our rotable inventory.

Subsequent to the end of the second quarter of 2007 Mesa announced that its Board of Directors has authorized Mesa to repurchase up to an additional 10 million shares of its outstanding common stock. The 10 million shares subject to the newly authorized repurchase program are in addition to the 5.7 million shares remaining under the prior repurchase programs.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At March 31, 2007, we leased 157 aircraft with remaining lease terms ranging from one to 18.3 years. Future minimum lease payments due under all long-term operating leases were approximately $2.1 billion at March 31, 2007.

3.625% Senior Convertible Notes due 2024

In February 2004, we completed the private placement of senior convertible notes due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million, net). Cash interest is payable on the notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of our wholly owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

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

Interim and Permanent Aircraft Financing Arrangements

At September 30, 2006, the Company had an aggregate of $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five aircraft as well as a sixth aircraft delivered during the first quarter of 2007 with $135.0 million in long-term debt. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the aircraft manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. These interim financing agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time.

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

As of March 31, 2007, we had $12.6 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll.

Contractual Obligations

As of March 31, 2007, we had $691.5 million of long-term debt (including current maturities). This amount consisted of $552.7 million in notes payable related to owned aircraft, $137.8 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $1.0 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of March 31, 2007.

	Payment Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(1)	$23,310	$46,086	$45,206	$44,320	$43,395	$297,553	$499,870
2003 senior convertible debt notes (assuming no conversions)	1,182	2,365	—	—	—	95,234	98,781
2004 senior convertible debt notes (assuming no conversions)	1,813	3,625	1,813	—	—	171,409	178,660
Senior CR7 CR9	6,848	13,699	13,702	13,706	13,709	134,542	196,205
Subordinate CR7 CR9	1,359	2,719	2,719	2,719	5,698	3,619	18,833
Notes payable related to B1900Ds	5,969	11,938	11,938	28,858	24,978	8,965	92,646
Note payable related to CRJ200s(1)	1,500	3,000	3,000	3,000	3,000	14,952	28,452
Mortgage note payable	54	109	824	—	—	—	987
Other	25	25	25	25	25	25	150

Total long-term debt	42,061	83,565	79,226	92,627	90,805	726,299	1,114,585

Payments under operating leases:
Cash aircraft rental payments(1)	101,200	216,084	192,163	185,402	190,281	1,244,395	2,129,524
Lease payments on equipment and operating facilities	677	1,392	962	947	956	1,198	6,132

Total lease payments	101,877	217,476	193,124	186,349	191,237	1,245,593	2,135,655

Future aircraft acquisition costs(2)	50,000	0	0	50,000	0	0	100,000
Rotable inventory financing commitments	291	563	540	2,241	0	0	3,634

(1)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

Maintenance Commitments

During the second quarter of fiscal 2007, the Company entered into a memorandum of understanding (“MOU”) with Delta’s Technical Operations division (“DTO”) for its previously uncovered General Electric Aircraft Engines (“GE”) engines. The MOU requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period.

In January 1997, the Company entered into a 10-year engine maintenance contract with GE for certain of our CRJ-200 aircraft engines. The agreement was subsequently amended in the first quarter of fiscal 2003. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue a credit to us for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, we are required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.

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

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended March 31, 2006. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

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

Revenue Recognition

The US Airways, United and Delta regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership costs, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of revenue on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company’s revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended March 31, 2007 and 2006 was $65.3 million and $56.5 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of operations.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 9.4 million gallons of fuel under this arrangement in the quarter ended March 31, 2006.This agreement ended May 31, 2006.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.8 million and $1.6 million at March 31, 2007 and September 30, 2006, respectively. If our actual ability to collect these receivables and the actual financial viability of its partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated. The Company is currently engaged in a dispute with US Airways over fees payable pursuant to its Code Share and Revenue Sharing Agreement (the “Code Share Agreement”). The disagreement stems from payments due the Company from US Airways with respect to reimbursable operating costs and expenses relating to certain of the Company’s CRJ-900 aircraft. The disputed amount that has not been paid by US Airways is $6.9 million. The balance due at March 31, 2007 is $6.9 million and increases by $0.2 million per month during the term of the Code Share Agreement that the dispute remains unresolved. The Company believes that these reimbursable costs and expenses are in accordance with the terms and conditions of the Code Share Agreement and are immediately due and payable. The Company is currently working to amicably resolve this dispute in the near term prior to initiating litigation. If an amicable resolution cannot be reached, the Company is prepared to litigate its claim and believes it has a reasonable probability of succeeding in any such proceedings, although no assurances can be given in that regard.

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

Accrued Health Care Costs

We are self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At March 31, 2007 and September 30, 2006, we accrued $2.7 million and $2.6 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs

We are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At March 31, 2007 and September 30, 2006, we accrued $3.3 million and $3.4 million, respectively, for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

Long-lived Assets, Aircraft and Parts Held for Sale

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell see Note 14 on impairments.

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2007, we had a valuation allowance of $0.6 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe the Company will generate sufficient taxable income in the future to realize the benefits of its other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal 2006, 2005 and 2004 and we have taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2007:

	Number of Aircraft
					Operating on
		Interim			Mar. 31,	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	2007	Capacity

CRJ-200/100 Regional Jet	2	—	59	61	61	50
CRJ-700 Regional Jet	8	—	10	18	18	66
CRJ-900 Regional Jet	14	—	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	20	—	—	20	20	19
Dash-8	—	—	28	28	28	37
Embraer EMB-120	—	—	0	0	0	30

Total	44	0	157	201	201

Fleet Plans

CRJ Program

As of March 31, 2007, we operated 117 Canadair Regional Jets (61 CRJ-200/100, 18 CRJ-700 and 38 CRJ-900s).

In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of March 31, 2007, we have taken delivery of 13 CRJ-900 aircraft and three CRJ-700 aircraft. In April 2007, we accepted delivery of two more CRJ-700 aircraft. The delivery dates for the remaining two CRJ-900s (which can be converted to CRJ-700s) has not been finalized.

ERJ Program

As of March 31, 2007, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to August 2007 for deliveries beginning in January 2009.

Beechcraft 1900D

As of March 31, 2007, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8

As of March 31, 2007, we operated 28 Dash-8 aircraft.  In the fourth quarter of fiscal 2006, we took delivery of four Dash-8 aircraft and placed them into revenue service during the first quarter of fiscal 2007. As discussed in Note 14 on impairment we will ground these aircraft by September 2008. Losses will be incurred as each aircraft is returned for early termination penalties, lease settle up and other charges.

Aircraft Financing Relationships with the Manufacturer

At September 30, 2006, the Company had $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five aircraft as well as a six aircraft delivered during the first quarter of 2007 with $135.0 million in long-term debt. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company’s market risk from September 30, 2006 to March 31, 2007.

Item 4.	Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for certain turnover in senior accounting and finance positions during the current quarter. These positions were backfilled with a combination of permanent employees, consultants and contractors.

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

In June 2006, Hawaiian requested a preliminary injunction to prevent the Company from issuing new airline tickets for the Hawaiian inter-island market for a period of one year. In this request, Hawaiian alleges that initial discovery conducted reveals that the Company breached the Confidentiality Agreement. The Court has recently denied Hawaiian’s request for a preliminary injunction. The case will be tried in September 2007.

On October 13, 2006, Aloha Airlines filed suit against Mesa Air Group and two if its Hawaii based employees (individual defendants subsequently dismissed without prejudice). The complaint was filed in state court in Hawaii and contains 11 counts and seeks damages and injunctive relief. The clear purpose of the complaint is to blunt Mesa’s entry into the Hawaii inter-island market segment. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under contract and federal antitrust law. On March 19, 2007, the US District Court denied Mesa’s motion to dismiss the contract claims under the authority of Morales and its progeny. Mesa has asked the District Court to certify that ruling for immediate appellate review.

Mesa also denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its early stages and has been set for trial in April 2008.

As part of Delta’s bankruptcy, on March 13, 2007, the Company announced that it reached an agreement with Delta for an amendment to and assumption of its existing Delta Connection Agreement (“Amended DCA”), as well as for a new code share agreement to operate 14 CRJ-900 regional jet aircraft (“Expansion DCA”). After service begins pursuant to the Expansion DCA and the Amended DCA, the Mesa regional jet fleet flying for Delta will consist of 14 CRJ-900s and 36 ERJ-145s.

Expansion DCA

The Expansion DCA authorizes Mesa to operate 14 CRJ-900 regional jet aircraft as a Delta Connection Carrier for a term of up to ten (10) years. This new service is expected to begin in September 2007. The compensation structure for the Expansion DCA will be similar to the structure in the existing Delta Connection agreement, except in the following areas:

*	The CRJ-900 aircraft will be owned by Delta and leased to Mesa for a nominal amount.

*	No mark-up or incentive compensation will be paid on fuel costs above a certain level or on fuel provided by Delta.

Amended DCA

The Amended DCA provides for, among other things:

*	Adding six (6) additional ERJ-145 aircraft to the scope of existing DCA for up to three (3) years beginning immediately.

*	Commencing in August 2008, the removal of eight (8) of the original thirty (30) ERJ-145 aircraft at a rate of three (3) aircraft per month.

*	Mesa receiving a general unsecured claim of $35 million as part of Delta’s bankruptcy proceedings in connection with the amendment. Such claim is in full and final satisfaction of any and all claims Mesa may have against Delta for pre-petition debt.

We are involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2006 except as provide below:

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

At March 31, 2007, we had approximately 5,124 employees, approximately 2,813 of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA became amendable in June 2006 and the Company is in the early stages of negotiations with its flight attendants. The inability to negotiate acceptable contracts with existing unions as agreements become amendable or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently observing increased pilot turnover, pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth. Currently the Company is observing an approximate 34.0% year over year increase in pilot turnover. The Company is currently observing the highest turnover among its pilots serving in the United Express system. We believe the operational challenges unique to the United Express system, particularly the schedules developed by United and difficulties experienced during irregular operations are driving this trend. While the Company is taking steps to address increased turnover, no assurances can be made that adequate replacement pilots can be retained and trained in a timely manner or that the Company will have sufficient staffing to cover Company flight operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company’s Board of Directors authorized the Company to purchase up to 19.4 million shares of the Company’s outstanding common stock. As of March 31, 2007, the Company has acquired and retired approximately 13.7 million shares of its outstanding common stock at an aggregate cost of approximately $91.5 million, leaving approximately 5.7 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $20.6 million during the three months ended March 31, 2007:

Maximum
Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

Mar-07	2,692,174	$7.64	13,652,939	5,769,322

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to vote for Security Holders.

The Company held its Annual Meeting of Stockholders on February 6, 2007, at which the stockholders re-elected eight directors, ratified the appointment of Deloitte & Touche LLP as the Company’s registered independent public accountants for 2007, and ratified and approved the Company’s amended and restated Director Incentive

Plan. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved. To the extent applicable for each individual proposal, broker non-votes are counted for the purpose of determining the presence of or absence of a quorum but are not counted for determining the number of votes cast for or against the proposal.

Results of the voting in connection with each issue were as follows:

Election of Directors	For	Withhold

Jonathan G. Ornstein	27,188,371	3,304,804
Daniel J. Altobello	27,161,555	3,331,620
Robert Beleson	29,038,581	1,454,594
Carlos Bonilla	28,924,472	1,568,703
Joseph L. Manson	17,501,181	12,991,994
Peter F. Nostrand	28,924,980	1,568,195
Maurice A. Parker	28,679,318	1,813,857
Richard R. Thayer	29,033,312	1,459,863

Ratification of Deloitte & Touche LLP as the Company’s independent registered public accountants:

For	Against	Abstain

30,193,100	283,770	16,305

Proposal to ratify and adopt the Company’s amended and restated Director Incentive Plan:

For	Against	Abstain

21,116,716	1,636,387	61,478

Item 5.	Other Information.

The Company has reached an agreement with Delta Air Lines (“Delta”) under its Delta Connection Agreements (“DCA”) to remove twelve Dash-8 aircraft operated under the DCA by Mesa’s subsidiary Freedom Airlines. Mesa’s recently announced expanded code share agreement with Delta to operate 14 CRJ-900 regional jet aircraft (“Expansion DCA”) will remain in place. After service begins pursuant to the Expansion DCA and the amended DCA, the Mesa regional jet fleet flying for Delta will consist of 14 CRJ-900s and 36 ERJ-145s.

The new CRJ-900s are expected to begin service in November 2007. We began removing the twelve Dash-8 aircraft in April 2007 and expect to have all twelve Dash-8’s removed from service by September 2007.

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

10.1	Amendment Number One to Delta Connection Agreement dated as of March 13, 2007, between Freedom Airlines, Inc. and Delta Air Lines, Inc.	*
10.2	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)	*
31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III
George Murnane III
Executive Vice President and CFO

Dated: May 15, 2007

Index to Exhibits

Exhibits:

Exhibit 10.1	Amendment Number One to Delta Connection Agreement dated as of March 13, 2007, between Freedom Airlines, Inc. and Delta Air Lines, Inc.
Exhibit 10.2	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002