Form 10-Q/A
period 2007-03-31
MESA AIR GROUP INC
filed 2007-05-25
CIK 810332

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 15, 2007 (the “Original 10-Q”), is being filed to correct certain clerical errors, formatting and typographical corrections that affected the following items in “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”: (i) added total amount of liabilities and stockholders’ equity beneath the “Liabilities and Stockholders’ Equity” portion of our Balance Sheets, (ii) changed the description of the line item “Short-term debt permanently financed as long-term debt” contained in our Condensed Consolidated Statements of Cash Flows, (iii) changed the diluted earnings per share for the second quarter of fiscal year 2007 in “General — Executive Overview and Summary Financial Results”, (iv) changed the amount of changes in assets and liabilities in Sources and Uses of Cash in Liquidity and Capital Resources, and (v) certain formatting and typographical corrections.

No other amounts presented in the Original 10-Q were impacted by these clerical errors, formatting and typographical corrections.

This Amendment contains the complete text of the Original 10-Q with the corrected information appearing in the sections specified above and does not change any other section of the Original 10-Q. We have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original 10-Q.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$44,056	$35,559
Marketable securities	141,495	186,764
Restricted cash	12,555	12,001
Receivables, net	60,136	47,382
Income tax receivable	539	615
Expendable parts and supplies, net	38,406	32,771
Prepaid expenses and other current assets	157,908	139,563
Deferred income taxes	4,505	4,115

Total current assets	459,600	458,770
Property and equipment, net	673,432	669,912
Lease and equipment deposits	22,869	27,389
Equity method investments	10,241	12,510
Other assets	38,085	69,632

Total assets	$1,204,227	$1,238,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,059	$29,659
Short-term debt	—	123,076
Accounts payable	73,303	56,097
Air traffic liability	5,347	6,677
Accrued compensation	4,469	4,545
Income taxes payable	113	1,008
Other accrued expenses	43,794	42,001

Total current liabilities	161,085	263,063
Long-term debt, excluding current portion	657,446	542,569
Deferred credits	101,315	101,723
Deferred income taxes	35,353	44,531
Other noncurrent liabilities	24,106	22,117

Total liabilities	979,305	974,003

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 30,705,950 and 33,904,053 shares issued and outstanding, respectively	126,386	149,701
Retained earnings	98,536	114,509

Total stockholders’ equity	224,922	264,210

Total liabilities and stockholders’ equity	$1,204,227	$1,238,213

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(15,973)	$18,280
Adjustments to reconcile (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	20,965	18,007
Impairment charges	37,691	—
Deferred income taxes	(9,568)	8,265
Unrealized loss on investment securities	4,776	962
Loss from equity method investment	3,579	—
Amortization of deferred credits	(6,397)	(5,688)
Amortization of restricted stock awards	707	589
Other	994	—
Loss on sale of assets	(254)	—
Stock option expense	662	1,450
Excess tax benefit from stock compensation	—	(2,609)
Provision for obsolete expendable parts and supplies	—	(17)
Provision for doubtful accounts	773	540
Changes in assets and liabilities:
Net sales (purchases) of investment securities	40,493	(40,274)
Receivables	(12,527)	8,496
Income tax receivables	76	(505)
Expendable parts and supplies	(5,610)	1,911
Prepaid expenses and other current assets	(18,345)	(8,469)
Contract incentive payments	—	(20,000)
Accounts payable	17,206	(7,025)
Income taxes payable	(895)	(254)
Other accrued liabilities	2,376	3,530

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,729	(22,811)

Cash Flows from Investing Activities:
Capital expenditures	(13,468)	(9,164)
Proceeds from sale of flight equipment	24	16,034
Change in restricted cash	(554)	(2,824)
Equity method investment	(1,310)	—
Change in other assets	4,694	1,147
Net returns of lease and equipment deposits	4,520	1,356

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,094)	6,549

Cash Flows from Financing Activities:
Principal payments on long-term debt	(27,444)	(16,015)
Proceeds from exercise of stock options and issuance of warrants	148	5,565
Payments on financing rotable inventory	—	(17,768)
Tax benefit-stock compensation	—	2,609
Common stock purchased and retired	(24,831)	(193)
Proceeds from receipt of deferred credits	5,989	1,917

NET CASH USED IN FINANCING ACTIVITIES	(46,138)	(23,885)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,497	(40,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,559	143,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,056	$103,281

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$20,087	$19,310
Cash paid for income taxes, net	1,000	6,618
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Short-term debt permanently financed as long-term debt	$135,378	$—
Aircraft delivered under interim financing	23,644	27,516
Conversion of convertible debentures to common stock	—	62,278
Inventory and other credits received in conjunction with aircraft financing	1,000	4,604

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the second quarter of 2007 the Company evaluated two such cases. In each instance the gross undiscounted cash flows related to a long-term asset was computed and found to be less than the carrying value of the long-lived asset. The fair market value of the two assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $37.7 million.

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

The second impairment charge, totaling $6.0 million, related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreements. During the second quarter of fiscal 2007, Delta exercised its right to reduce the number of aircraft in the code share agreement by notifying us of its intention to remove all 12 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements’ unamortized balance. Accordingly, an impairment charge of $6.0 million was taken. We expect the negative cash flows experienced during the second quarter of fiscal 2007 from this code share agreement to continue into the third and fourth quarter of fiscal 2007 when the aircraft are removed from service with Delta. At this time, unless alternative uses can be found for the aircraft, the Company anticipates that it will continue to incur the respective aircrafts’ lease costs until the aircraft are scheduled to be returned to their respective lessors in the first and second quarters of fiscal 2008. In addition to the negative operational cash flows we expect to incur additional costs for early termination with the respective lessors. These costs will be recognized when the aircraft are no longer in service. Management is evaluating various alternative uses for the aircraft, including additional flying or subleasing the aircraft to other lessors, however there can be no assurance that we will be successful in our efforts.

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

Executive Overview and Summary Financial Results

The second quarter of fiscal year 2007 was a difficult quarter for us resulting in a loss of $24.0 million or $0.75 per diluted share compared with net income of $5.3 million and $0.14 per diluted share in the second quarter of fiscal 2006. Total gross revenue increased $24.4 million or 7.8% to $336.4 million on 3.8% more capacity over the same period in the preceding year. Due to certain impairment charges reflected against revenue discussed below, our net revenues were $311.1 million for the second fiscal quarter representing a decrease of $1.0 million or 0.3% below that of the preceding year. Our fleet has grown from 180 as of March 31, 2006, to 201 as of March 31, 2007. The

results for the second quarter of fiscal 2007 reflected a number of significant non-cash charges totaling $45.7 million comprised of impairment charges ($37.7 million), unrealized losses on investment securities ($4.5 million), and equity method losses ($3.6 million). These amounts were partially offset by $12.2 million debt conversion costs taken in the second quarter of fiscal 2006. The impairment charges are discussed below.

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

Our maintenance expenses increased during the quarter on a year over year and sequential basis due primarily to a new power-by-the-hour engine memorandum of understanding covering all of our previously uncovered General Electric engines, contractual increases in our existing power-by-the-hour engine agreement with General Electric, and increased volume due to higher than anticipated usage in our United Express operations as well as contractual increases in our auxiliary power unit (“APU”) overhauls. Power-by-the-hour agreements provide the operator with a fixed engine maintenance cost over an extended period of time.

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

The second impairment charge, totaling $6.0 million related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreement. During the second quarter of fiscal 2007, Delta exercised its right to reduce the number of aircraft in the code share agreement by notifying us of its intention to remove all 12 Dash 8-100 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements’ unamortized balance. Based on the nature of these leasehold improvements the fair value of the leasehold improvements was determined to be zero. Accordingly, an impairment charge was taken for 6.0 million. We expect the negative cash flows experienced during the second quarter of fiscal 2007 from this code share agreement to continue into the third and fourth quarter of fiscal 2007 when the aircraft are removed from service with Delta. At this time, unless alternative uses can be found for the aircraft, the Company anticipates that it will continue to incur the respective aircrafts’ lease costs until the aircraft are scheduled to be returned to their respective lessors in the first and second quarters of fiscal 2008. In addition to the negative operational cash flows we expect to incur additional costs for early termination with the respective lessors. These costs will be recognized when the aircraft are no longer in service. Management is evaluating various alternative uses for the aircraft, including additional flying or subleasing the aircraft to other lessors, however there can be no assurance that we will be successful in our efforts.

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

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Six Months Ended
	31-Mar-07	31-Mar-06	31-Mar-07	31-Mar-06

Passengers	3,970,948	3,441,501	7,952,239	6,930,917
Available seat miles (000’s)	2,267,858	2,185,602	4,618,546	4,493,686
Revenue passenger miles (000’s)	1,675,132	1,599,381	3,387,796	3,254,882
Load factor	73.90%	73.20%	73.40%	72.40%
Yield per revenue passenger mile (cents)	20.2	19.5	20.3	19.5
Revenue per available seat mile (cents)	14.9	14.3	14.9	14.1
Operating cost per available seat mile (cents)	14.3	13	14.2	12.9
Operating cost per available seat mile, excluding fuel (cents)	9.7	8.3	9.3	8.3
Average stage length (miles)	361	403	365	405
Number of operating aircraft in fleet	201	180	201	180
Gallons of fuel consumed	53,011,214	50,359,903	109,817,761	101,713,317
Block hours flown	156,457	135,408	313,797	277,599
Departures	109,991	91,533	219,794	186,964

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Six Months Ended
	31-Mar-07		31-Mar-06		31-Mar-07		31-Mar-06
	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.2	31.00%	4.2	29.10%	4.2	29.12%	4.0	28.40%
Fuel	4.6	34.00%	4.7	33.10%	4.8	33.84%	4.6	32.70%
Maintenance	3.2	23.00%	2.2	15.30%	2.9	20.66%	2.3	16.20%
Aircraft and traffic servicing	1.1	8.00%	0.8	5.90%	1.0	6.88%	0.8	5.40%
Promotion and sales	0.1	1.00%	—	0.30%	0.1	0.51%	—	0.30%
General and administrative	0.7	5.00%	0.7	4.70%	0.7	5.11%	0.7	5.20%
Depreciation and amortization	0.5	3.00%	0.4	2.80%	0.5	3.18%	0.4	2.80%
Bankruptcy settlement	(0.1)	0.00%	—	(0.20)%	—	(3.2)%	—	0.00%
Impairment charges	0.5	4.00%	—	0.00%	0.3	1.88%	—	0.00%
Total operating expenses	14.8	108.00%	13.0	91.00%	14.4	100.36%	12.9	91.10%
Interest expense	(0.4)	(3.00)%	0.4	2.80%	(0.4)	(3.06)%	0.4	2.90%
Interest income	0.2	1.00%	0.1	1.00%	0.2	1.28%	0.1	0.88%
Other expense	(0.4)	(3.00)%	(0.6)	(0.40)%	(0.2)	(1.21)%	(0.3)	(2.25)%

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Revenues

In the three months ended March 31, 2007, gross operating revenue increased by $24.3 million or 7.8% from $312.1 million in the three months ended March 31, 2006 to $336.4 million. The increase in revenue is primarily attributable to a $19.4 million increase in contract revenue at Mesa/Freedom, driven by higher activity-based revenue as a result of the increased number of aircraft in service with our code-share partners. In addition, Air Midwest/go! revenue increased $7.8 million primarily due to a $4.5 million increase in prorate revenue and a $2.0 million increase in Essential Air Service revenue. Due to certain impairment charges reflected against revenue discussed above, our net revenues were $311.1 million for the second fiscal quarter representing a decrease of $0.9 million or 0.3% below that of the preceding year.

Operating Expenses

Flight Operations

In the three months ended March 31, 2007, flight operations expense increased $4.3 million, or 4.7%, to $95.1 million from $90.8 million for the three months ended March 31, 2006. On an ASM basis in the three months ended March 31, 2007, flight operations expense of $0.042 per ASM remained unchanged from the three months ended March 31, 2006. The increase is due primarily to incremental aircraft leases associated with additional Delta

Dash-8’s at Mesa/Freedom and CRJ-200’s at go! and increased lodging expenses due to the startup of our Delta Dash-8 operation in JFK.

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

General and Administrative

In the three months ended March 31, 2007, general and administrative expense increased $1.7 million, or 11.7%, to $16.2 million from $14.5 million for the three months ended March 31, 2006 due primarily to increased workers’ compensation costs.

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

US Airways Bankruptcy Settlement

In the three months ended March 31, 2007, the Company received approximately 28,000 shares of US Airways stock which it sold for $1.5 million. This benefit was recorded as a settlement of its US Airways related bankruptcy claim. There were no such settlements in the three months ended March 31, 2006.

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

Fuel

In the six months ended March 31, 2007, fuel expense increased $14.9 million, or 7.2%, to $222.9 million from $208.0 million for the six months ended March 31, 2006. On an ASM basis, fuel expense increased 4.3% to $0.048 per ASM in the six months ended March 31, 2007 compared to $0.046 per ASM in the six months ended March 31, 2006. This increased volume was mainly driven by the addition of go! and the increase in flights flown for Delta by Mesa/Freedom. These increases were partially offset by a slight reduction in our “into-plane” fuel cost in the six months ended March 31, 2007 versus that of the proceeding year. However, total gallons would have increased more in line with the increase in block hours, which increased 13.0% in the six months ended March 31, 2007, except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel and reduced Mesa/Freedom’s fuel expense and revenue by 4.25 million gallons or $8.4 million, respectively.

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

General and Administrative

In the six months ended March 31, 2007, general and administrative expense was comparable to the same period in 2006 increasing $0.8 million, or 2.3%, to $33.7 million from $32.9 million due primarily to increases related to workers’ compensation.

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

US Airways Bankruptcy Settlement

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

Sources of cash for the six months ended March 31, 2007 were due primarily to cash flow from operations before changes in assets and liabilities of $38.0 million. Changes in assets and liabilities added $22.7 million in positive cash flow to obtain $60.7 million in cash provided by operating activities. The $22.7 million was due primarily to proceeds from sales of investment securities, and an increase in accounts payable offset by an increase in receivables, prepaid expenses and expendable parts.

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

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 9.4 million gallons of fuel under this arrangement in the quarter ended March 31, 2006. This agreement ended May 31, 2006.

The US Airways and Midwest Airlines B1900D turboprop code-share agreements are pro-rate agreements. Under a pro-rate agreement, we receive a percentage of the passenger’s fare based on a standard industry formula that allocates revenue based on the percentage of transportation provided. Revenue from our pro-rate agreements and our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the condensed consolidated balance sheets.

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

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the Company’s condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s condensed consolidated balance sheets.

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

Accrued Workers’ Compensation Costs

We are self-insured up to a cap for workers’ compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At March 31, 2007 and September 30, 2006, we accrued $3.3 million and $3.4 million, respectively, for the cost of workers’ compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future workers’ compensation claims could be materially overstated or understated.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March 31, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2006 except as provided below:

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

The Company is currently observing increased pilot turnover and pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth. Currently the Company is observing an approximate 34.0% year over year increase in pilot turnover. The Company is currently observing the highest turnover among its pilots serving in the United Express system. We believe the operational challenges unique to the United Express system, particularly the schedules developed by United and difficulties experienced during irregular operations are driving this trend. While the Company is taking steps to address increased turnover, no assurances can be made that adequate replacement pilots can be retained and trained in a timely manner or that the Company will have sufficient staffing to cover Company flight operations.

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

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

10.1	Amendment Number One to Delta Connection Agreement dated as of March 13, 2007, between Freedom Airlines, Inc. and Delta Air Lines, Inc.	+
10.2	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc. (certain portions deleted pursuant to confidentiality treatment request)	+
31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

+	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III
George Murnane III
Executive Vice President and CFO

Dated: May 21, 2007

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