Form 10-Q
period 2007-06-30
MESA AIR GROUP INC
filed 2007-08-09
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period-ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On August 3, 2007, the registrant had outstanding 28,729,685 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Operating revenues:
Passenger	$346,494	$331,967	$1,011,608	$953,034
Freight and other	9,362	7,070	28,291	21,685

Gross operating revenues	355,856	339,037	1,039,899	974,719
Impairment of contract incentives	—	—	(25,324)	—

Net operating revenues	355,856	339,037	1,014,575	974,719
Operating expenses:
Flight operations	96,127	92,927	287,956	273,625
Fuel	120,935	121,990	343,836	329,996
Maintenance	71,820	60,849	207,907	163,993
Aircraft and traffic servicing	22,929	20,883	68,218	55,403
Promotion and sales	2,303	1,335	5,683	2,989
General and administrative	16,534	14,335	50,204	47,240
Depreciation and amortization	10,185	8,998	31,149	27,005
Vendor settlement	2,860	—	2,860	—
Bankruptcy settlement	(333)	(9,742)	(2,426)	(9,742)
Impairment of long-lived assets	—	—	12,367	—

Total operating expenses	343,360	311,575	1,007,754	890,509

Operating (loss) income	12,496	27,462	6,821	84,210
Other income (expense):
Interest expense	(11,246)	(9,415)	(31,407)	(27,710)
Interest income	2,996	3,609	11,443	9,206
Other income (expense)	192	(3,668)	(7,780)	(17,995)

Total other expense	(8,058)	(9,474)	(27,744)	(36,499)

Income (loss) before income taxes	4,438	17,988	(20,923)	47,711
Income tax provision (benefit)	1,834	7,059	(7,554)	18,502

Net income (loss)	$2,604	$10,929	$(13,369)	$29,209

Income (loss) per common share:
Basic	$0.09	$0.30	$(0.42)	$0.89
Diluted	$0.08	$0.25	$(0.42)	$0.73

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$57,258	$35,559
Marketable securities	140,442	186,764
Restricted cash	12,195	12,001
Receivables, net	61,766	47,382
Income tax receivable	539	615
Expendable parts and supplies, net	38,675	32,771
Prepaid expenses and other current assets	152,617	139,563
Deferred income taxes	4,505	4,115

Total current assets	467,997	458,770
Property and equipment, net	668,924	669,912
Lease and equipment deposits	22,893	27,389
Equity method investments	10,548	12,510
Other assets	37,774	69,632

Total assets	$1,208,136	$1,238,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,486	$29,659
Short-term debt	—	123,076
Notes payable	27	—
Accounts payable	70,143	56,097
Air traffic liability	6,631	6,677
Accrued compensation	9,296	4,545
Income taxes payable	481	1,008
Other accrued expenses	48,349	42,001

Total current liabilities	170,413	263,063
Long-term debt, excluding current portion	647,505	542,569
Deferred credits	116,895	101,723
Deferred income taxes	36,360	44,531
Other noncurrent liabilities	23,837	22,117

Total liabilities	995,010	974,003

Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 28,710,480 and 33,904,053 shares issued and outstanding, respectively	111,986	149,701
Retained earnings	101,140	114,509

Total stockholders’ equity	213,126	264,210

Total liabilities and stockholders’ equity	$1,208,136	$1,238,213

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(13,369)	$29,209
Adjustments to reconcile (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	31,374	27,005
Impairment charges	37,691	—
Deferred income taxes	(8,561)	19,501
Unrealized loss on investment securities	3,827	4,615
Loss from equity method investment	3,272	—
Amortization of deferred credits	(10,129)	(8,728)
Amortization of restricted stock awards	924	883
Amortization of contract incentive payments	983	2,500
Loss on sale of assets	392	611
Stock option expense	880	1,852
Debt origination costs written-off	—	1,800
Provision for obsolete expendable parts and supplies	—	195
Provision for (recovery of) doubtful accounts	1,105	(4,849)
Bankruptcy settlement	—	(9,742)
Changes in assets and liabilities:
Net sales (purchases) of investment securities	42,496	(53,614)
Receivables	(14,209)	(2,479)
Income tax receivables	76	(2,299)
Expendable parts and supplies	(5,904)	1,601
Prepaid expenses and other current assets	(13,054)	(28,407)
Other assets	937	453
Accounts payable	14,046	347
Contract incentive payments	—	(20,539)
Income taxes payable	(528)	(632)
Other accrued liabilities	12,773	18,326

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	85,022	(22,391)

Cash Flows from Investing Activities:
Capital expenditures	(28,809)	(26,531)
Proceeds from sale of flight equipment	10,064	18,736
Change in restricted cash	(194)	(2,878)
Investment deposits	(1,310)	—
Change in other assets	3,622	(682)
Net returns (payments) of lease and equipment deposits	4,495	(426)

NET CASH USED IN INVESTING ACTIVITIES	(12,132)	(11,781)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(35,957)	(22,729)
Proceeds from exercise of stock options and issuance of warrants	573	6,011
Note payable bank	27	—
Payments on financing rotable inventory	—	(15,882)
Common stock purchased and retired	(40,091)	(660)
Proceeds from receipt of deferred credits	24,257	4,805

NET CASH USED IN FINANCING ACTIVITIES	(51,191)	(28,455)

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,699	(62,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,559	143,428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,258	$80,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	31,036	27,675
Cash paid for income taxes, net	1,000	2,069
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Short-term debt permanently financed as long-term debt	135,378	—
Aircraft delivered under interim financing	23,644	27,516
Conversion of convertible debentures to common stock	—	62,278
Note receivable received from sale of rotable spare parts	—	18,835
Inventory and other credits received in conjunction with aircraft financing	2,753	7,212
Rotable spare parts financed with long-term payable	—	2,373

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. (“Mesa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines/Freedom, Air Midwest/go! and Other. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of June 30, 2007, Mesa Airlines and Freedom Airlines operated a fleet of 171 aircraft — 50 CRJ 200s, 20 CRJ 700s, 38 CRJ 900s, 36 ERJ 120s and 27 Dash-8’s.

Air Midwest and Mesa Airlines, operating as go!, provide passenger service where revenue is derived from ticket sales either independently or through pro-rate agreements. Air Midwest provides passenger service under pro-rate contracts with US Airways, and Midwest Airlines, as well as independently under the brand name Mesa Airlines. As of June 30, 2007, Air Midwest operated a fleet of 20 Beechcraft 1900D turboprop aircraft. Mesa Airlines, operating as go!, provides independent inter-island Hawaiian passenger service. As of June 30, 2007, Mesa’s go! operation operated a fleet of 5 CRJ-200 aircraft, and we are preparing 3 CRJ-200 aircraft for sublease to the Chinese joint venture. Air Midwest and Mesa, operating as go!, do not receive contractually-guaranteed revenue for their operations. Air Midwest LLC will be included in Air Midwest/go! when the contemplated conversion to a limited liability company occurs.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended	Mesa/	Air Midwest/
June 30, 2007 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$335,608	$21,696	$74,354	$(75,802)	$355,856
Depreciation and amortization	8,558	570	1,057	—	10,185
Operating income (loss)	17,737	(5,621)	10,745	(10,365)	12,496
Interest expense	(9,068)	—	(2,325)	147	(11,246)
Interest income	2,315	55	773	(147)	2,996
Income (loss) before income tax	11,051	(5,561)	9,313	(10,365)	4,438
Income tax provision (benefit)	3,785	(519)	(428)	(1,004)	1,834
Total assets	1,439,518	18,562	574,556	(824,500)	1,208,136
Capital expenditures (including non-cash)	8,873	1,075	5,389	—	15,337

Three Months Ended	Mesa/	Air Midwest/
June 30, 2006 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$325,262	$14,247	$68,116	$(68,588)	$339,037
Depreciation and amortization	7,710	116	1,172	—	8,998
Operating income (loss)	29,147	(2,751)	10,618	(9,552)	27,462
Interest expense	(7,230)	(21)	(2,310)	146	(9,415)
Interest income	3,220	11	524	(146)	3,609
Income (loss) before income tax	21,778	(2,745)	8,508	(9,553)	17,988
Income tax provision (benefit)	8,581	(1,073)	3,294	(3,743)	7,059
Total assets	1,386,844	13,877	481,316	(674,808)	1,207,229
Capital expenditures (including non-cash)	6,199	2,558	10,984	—	19,741

Nine Months Ended	Mesa/	Air Midwest/
June 30, 2007 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$955,936	$62,852	$196,339	$(200,552)	$1,014,575
Depreciation and amortization	26,133	1,750	3,266	—	31,149
Operating income (loss)	21,552	(15,057)	27,511	(27,185)	6,821
Interest expense	(24,781)	—	(7,067)	441	(31,407)
Interest income	8,146	163	3,575	(441)	11,443
Income (loss) before income tax	1,192	(14,888)	19,958	(27,185)	(20,922)
Income tax provision (benefit)	328	(4,094)	3,688	(7,476)	(7,554)
Total assets	1,439,518	18,562	574,556	(824,500)	1,208,136
Capital expenditures (including non-cash)	40,768	1,090	10,591	—	52,449

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended	Mesa/	Air Midwest/
June 30, 2006 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$930,605	$39,855	$172,752	$(168,493)	$974,719
Depreciation and amortization	23,084	173	3,748	—	27,005
Operating income (loss)	85,925	(5,255)	26,742	(23,202)	84,210
Interest expense	(19,909)	(21)	(8,216)	436	(27,710)
Interest income	8,533	19	1,090	(436)	9,206
Income (loss) before income tax	70,302	(5,850)	6,462	(23,203)	47,711
Income tax provision (benefit)	27,263	(2,269)	2,506	(8,998)	18,502
Total assets	1,386,844	13,877	481,316	(674,808)	1,207,229
Capital expenditures (including non-cash)	37,662	2,573	16,186	—	56,421

3.	Marketable Securities

The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments, US Treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. The Company currently has $140.4 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at June 30, 2007 and September 30, 2006, were ($3.8) million and ($0.3) million, respectively.

The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at June 30, 2007 and September 30, 2006 includes investments in ARS of $0 and $17.4 million, respectively.

4.	Restricted Cash

At June 30, 2007, the Company had $12.2 million in restricted cash on deposit with two financial institutions. In September 2004, the Company entered into an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers’ compensation insurance and other business needs. Pursuant to the agreement and amounts held on deposit, the Company had $11.4 million of outstanding letters of credit at June 30, 2007. The Company also maintains $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll obligations.

5.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United Airlines. Approximately 98% of the Company’s consolidated passenger revenue for the three month period ended June 30, 2007 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 40% and 45% of total gross accounts receivable at June 30, 2007 and September 30, 2006, respectively.

US Airways accounted for approximately 45% of the Company’s total passenger revenue in the three month period ended June 30, 2007. A termination of the US Airways revenue-guarantee code-share agreements would

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United Airlines accounted for approximately 35% of the Company’s total passenger revenue in the three month period ended June 30, 2007. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta Air Lines accounted for approximately 18% of the Company’s total passenger revenue in the three month period ended June 30, 2007. A termination of the Delta agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

The Company is currently engaged in a dispute with US Airways over fees payable pursuant to its Code Share and Revenue Sharing Agreement (the “Code Share Agreement”). The disagreement stems from payments due the Company from US Airways with respect to reimbursable operating costs and expenses relating to certain of the Company’s CRJ-900 aircraft. The disputed amount that has not been paid by US Airways as of June 30, 2007 is $7.2 million and increases by $0.2 million per month during the term of the Code Share Agreement that the dispute remains unresolved. The Company believes that these reimbursable costs and expenses are in accordance with the terms and conditions of the Code Share Agreement and are immediately due and payable. This $7.2 million receivable is part of a total receivable from US Airways of $16.7 million at June 30, 2007.

Subsequent to June 30, 2007, the Company reached a tentative settlement with respect to its dispute with US Airways. In settlement of all outstanding disputes between the two parties through July 2007, US Airways has agreed to pay the Company a lump sum of $7,464,000 plus agreed upon monthly amounts per aircraft for the period commencing in August 2007 through the balance of the contract. This payment was received from US Airways on August 9, 2007. Such terms are subject to the execution of an amendment to the Code Share Agreement in form and substance acceptable to the parties.

6.	Contract Incentives

In May 2005, the Company amended its code-sharing arrangement with United to allow the Company to put up to an additional 30 50-seat regional jet aircraft into the United Express system. The agreement with respect to the additional 30 50-seat regional jet aircraft expires in April 2010. Additionally, the expiration dates under the existing code-share agreement with respect to certain aircraft were extended. In connection with the amendment, the Company made three $10 million payments to United prior to fiscal 2007. Amounts paid were recorded as a deferred charge and included in other assets on the balance sheet. The deferred charge was then being amortized over the term of the code-share agreement as a reduction of passenger revenue. The unamortized balance of these deferred charges were written off in the second quarter of 2007. See Note 14 regarding impairment.

7.	Deferred Credits

Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers and deferred gains on the sale and leaseback of interim financed aircraft. These incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. These deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases. In addition, during the third quarter of 2007 the Company received shares of Delta stock as part of the Delta bankruptcy settlement. These shares were recorded at the fair market on the date of receipt and the deferred gain of $16.3 million is being amortized over the remaining life of the Delta contract as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole.

8.	Short-Term Debt

At September 30, 2006, the Company had $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aircraft as well as a sixth aircraft delivered during the first quarter of 2007 with $135.4 million in long-term debt. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. During the third quarter of 2007 the outstanding interim financing was converted from interim financing to permanent financing. Upon permanent financing, the proceeds were used to retire the outstanding notes payable to the manufacturer. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

9.	Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	June 30,	September 30,
	2007	2006
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$314,658	$329,478
Senior convertible notes due June 2023	37,834	37,834
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.12% at June 30, 2007), collateralized by the underlying aircraft	74,428	79,290
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	21,755	22,831
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (7.57% at June 30, 2007), collateralized by the underlying aircraft	118,792	—
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	14,547	—
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	—	1,792
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	849	882
Other	128	121

Total debt	682,991	572,228
Less current portion	(35,486)	(29,659)

Long-term debt	$647,505	$542,569

10.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Share calculation:
Weighted average shares — basic	30,063	36,020	31,857	32,980
Effect of dilutive outstanding stock options and warrants	284	708	—	1,017
Effect of restricted stock	201	29	—	9
Effect of dilutive outstanding convertible debt	6,920	10,704	—	10,704

Weighted average shares — diluted	37,468	47,461	31,857	44,710

Adjustments to net income (loss):
Net income (loss)	$2,604	$10,929	$(13,369)	$29,209
Interest expense on convertible debt, net of tax	548	900	—	3,428

Adjusted net income (loss)	$3,152	$11,829	$(13,369)	$32,637

The effect of converting the 3.625% senior convertible note securities into 3.8 million shares of common stock in the three months ended June 30, 2007 would have been antidilutive to the per share calculation and therefore were not included in the numerator or denominator for the three months ended June 30, 2007. The 6.25% senior convertible securities were dilutive during the current quarter and therefore were included in the denominator and the associated interest, net of tax was added back to the numerator. For the nine months ended June 30, 2007 all senior convertible notes were excluded from the earnings per share calculation because they were antidilutive.

Options to purchase 3,631,239 shares of common stock were outstanding at June 30, 2007. Options to purchase 2,248,037 and 1,966,437 shares of common stock were excluded from the calculation of diluted earnings per share for the three and nine month periods ended June 30, 2007, respectively, because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. All options outstanding for the nine months ended June 30, 2007 were antidilutive because the Company incurred a net loss during the period.

11.	Stock Repurchase Program

The Company’s Board of Directors have authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of June 30, 2007, the Company has acquired and retired approximately 15.9 million shares of its outstanding common stock at an aggregate cost of approximately $106.8 million, leaving approximately 13.5 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $15.3 million during the three months ended June 30, 2007:

				Maximum
				Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

Three months ended June 30, 2007	2,248,246	$6.79	15,901,185	13,521,076
Nine months ended June 30, 2007	5,470,645	$7.33	15,901,185	13,521,076

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Beechcraft 1900D Cost Reductions

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company remaining current on its payment obligations to Raytheon. The amount was subsequently reduced to $5.3 million as a result of a reduction in the Company’s fleet of B1900D aircraft. Approximately $1.3 million was recorded as a reduction to expense during the three months ended June 30, 2007 and 2006. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of the Company’s common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant.

13.	Bankruptcy Settlement

During the nine months ended June 30, 2007, the Company received approximately 48,000 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West (“Pre-Merger US Airways”). The Company sold the stock and realized proceeds of $2.4 million. In connection with an amendment to and assumption of our existing Delta Connection Agreement, we received a general unsecured claim of $35.0 million as part of Delta’s bankruptcy proceeding. During the third quarter of 2007 the Company received shares of Delta stock as part of the Delta bankruptcy settlement. These shares were recorded at the fair market value on the date of receipt and the resulting deferred gain of $16.3 million is being amortized over the remaining life of the Delta contract as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole.

14.	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the second quarter of 2007 the Company evaluated two such cases. In each instance the gross undiscounted cash flows related to a long-term asset were computed and found to be less than the carrying value of the long-lived asset. The fair market value of the two assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $37.7 million during the second quarter.

The first impairment charge, totaling $31.7 million, related to the unamortized balance of a $30.0 million nonrefundable cash incentive (“Incentive”) paid to United prior to fiscal 2007, upon amending our code-share agreement with United (the “Amendment”) and leasehold improvements relating to certain aircraft operating under the United code-share agreement. The Amendment primarily allowed us to place 30 additional aircraft with United, bringing the total aircraft under the United code share agreement to 70 and to extend the expiration dates under the existing code-share agreement with respect to certain of the other aircraft. The Incentive was included in other assets and was being amortized as a reduction to revenue over the term of the amended code share agreement. Beginning with the second quarter of fiscal 2006 we began experiencing declining margins related to this code-share and management initiated an operational analysis in the fourth quarter of fiscal 2006, which was completed in the second quarter of fiscal 2007. During the second quarter of fiscal 2007 the margins deteriorated further, resulting in management concluding that the Company will incur operating losses over the remaining term of the amended code-share agreement. The analysis determined that these losses were due primarily to increases in (1) maintenance costs from certain contractual increases in maintenance support agreements that went into effect in the second

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2007; (2) lower total completion factors primarily attributable to the locations from which we operate the additional 30 aircraft added in the amended code-share agreement, resulting in higher operational costs and higher labor costs resulting from employee turnover and; (3) other underlying costs increasing at greater rates than we had originally anticipated when we entered into the amended code-share agreement. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to this code-share agreement and found them to be less than the asset’s unamortized balance. The fair value of the asset was determined to be zero. Accordingly, an impairment charge was taken for $25.3 million during the second quarter. We expect the negative cash flows experienced in the second and third quarter of fiscal 2007 from this code-share agreement to continue at this level and could worsen in the future. The largest single item affecting the cash flows from this code-share agreement are the 30 incremental 50-seat regional jets the Company added in early fiscal 2006. In addition, leasehold improvements related to certain aircraft under the United code-share agreement were evaluated for recoverability and were determined to be impaired and accordingly an impairment charge was taken for $6.4 million during the second quarter. Management is evaluating various alternatives to address the situation, however there can be no assurance that we will be successful in our efforts.

The second impairment charge taken during the second quarter, totaling $6.0 million related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreements. During the second quarter of fiscal 2007, Delta exercised its right to reduce the number of aircraft in the code share agreement by notifying the Company of its intention to remove all 12 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, the Company estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements’ unamortized balance. Accordingly, an impairment charge of $6.0 million was taken during the second quarter. The Company expects the negative cash flows experienced during the second and third quarter of fiscal 2007 from this code-share agreement to continue into the fourth quarter of fiscal 2007 when the aircraft are removed from service with Delta. At this time, unless alternative uses can be found for the aircraft, the Company anticipates that it will continue to incur the respective aircrafts’ lease costs until the aircraft are scheduled to be returned to their respective lessors in the first and second quarters of fiscal 2008. In addition to the negative operational cash flows, the Company expects to incur additional costs for early termination with the respective lessors. These costs will be recognized when the aircraft are no longer in service. During the third quarter of 2007, three such aircraft were taken off line and a $2.2 million charge was taken. Management is evaluating various alternative uses for the aircraft, including additional flying or subleasing the aircraft to other lessors, however there can be no assurance that the Company will be successful in efforts.

15.	Equity Method Investment

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “Investee”). The Company, through its subsidiary Nilchii, invested $15.0 million, which represents approximately 23% and 13% of the Investee’s common stock and notes, respectively.

The Company accounts for its investment using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the Investee subsequent to the date of investment and reports the recognized earnings or losses in income from operations . The Company’s share of the Investee’s losses subsequent to the date of investment has exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” the Company recognized equity method losses based on the ownership level of the Investee common stock held by the Company until the carrying value of its investment in the common stock was reduced to zero, then by the ownership level of the Investee notes held by the Company. During the third quarter of fiscal 2007, the Company recorded equity method gains from this investment of $0.3 million bringing the fiscal 2007 year-to-date equity method loss recognized to $3.3 million.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Investee notes held by the Company bear interest at 17%. At June 30, 2007, the Company has a receivable for and has recorded interest income related to these notes in the amount of $2.5 million.

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

The following amounts were recognized for stock-based compensation (in thousands):

			Nine Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

General and administrative expenses:
Stock options expense	$217	$401	$880	$1,851
Restricted stock expense	217	294	924	883

Total	$434	$695	$1,804	$2,734

17.	Commitments and Contingencies

As of June 30, 2007, the Company had firm orders with Bombardier Aerospace, Inc. for ten CRJ-700 aircraft, with an option for an eleventh. In conjunction with this purchase agreement, Mesa had $12.0 million on deposit with Bombardier Regional Aircraft Division that is included in lease and equipment deposits at June 30, 2007. The remaining deposits are expected to be returned pro rata upon completion of permanent financing on each of the ten aircraft.

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At June 30, 2007, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

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

In January 1997, the Company entered into a 10-year engine maintenance contract with GE for certain of its CRJ-200 aircraft engines. The agreement was subsequently amended in the first quarter of fiscal 2003 and third

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2007. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the period. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue to Mesa a credit for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, Mesa is required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price. Any adjustment payments or credits are recognized in the period they occur.

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

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”) for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was subsequently amended in the third quarter of 2007. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Commercial Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

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

During the second quarter of fiscal 2007, the Company amended a five-year heavy equipment maintenance agreement with a vendor. The agreement provides a rebate based upon annual volumes up to $10.0 million over the next five years. The agreement also includes penalties in the event our annual volumes fall below certain levels. The maximum penalty possible would be $19.0 million if our annual volumes were zero for all five years. Rebates of approximately $2.1 million have been recognized for the nine months ended June 30, 2007.

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

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are below cost and that Mesa is, therefore, violating specific provisions of Hawaii antitrust and unfair competition law. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under contract and federal antitrust law. On March 19, 2007, the United States District Court denied Mesa’s motion to dismiss the contract claims under the authority of Morales and its progeny. Mesa has asked the District Court to certify that ruling for immediate appellate review.

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

Executive Overview

Significant events occurring during the third quarter of fiscal 2007 include:

1. The Company took delivery of 2 CRJ-700’s and placed them into service for United Airlines in June, swapping them for 2 50-seat RJs. In addition, the Company removed 2 additional 50-seat RJs, further reducing the Company’s exposure to less profitable 50-seat RJ flying at United.

2. The Company announced an order for ten incremental Bombardier NextGen CRJ-700 aircraft (with an option for an eleventh), for delivery late fiscal 2008/early fiscal 2009. These aircraft will replace ten Mesa 50-seat RJs currently flying at United Airlines. Mesa is the launch customer for Bombardier’s NextGen aircraft.

3. The Company and Delta have begun implementing their joint plan to eliminate the JFK Dash 8 operations. Three Dash-8’s were removed from line service in the third quarter. The remaining nine aircraft will be removed from service during August 2007.

4. The Company celebrated its one year anniversary of its inter-island Hawaii operation go!. go!’s load factor in June was 72%, up from 63% in May and June also saw go!’s highest average fare for 2007. In addition, during the third quarter, go!’s frequent flyer membership almost doubled.

5. The Company continued to prepare for the launch of its Chinese joint venture, Kun Peng Airlines. In June 2007, three CRJ-200 aircraft began the conformity process for sublease to the joint venture. Operations are expected to commence in mid to late September 2007.

6. Work commenced for adding the first of 14 76-seat CRJ-900 regional jets on Mesa’s Freedom certificate to be operate for Delta as Delta Connection. The first of the CRJ-900s is expected to be in operation by November 2007.

Code-Share Agreements

During the second quarter, the Company has reached an agreement with Delta Air Lines (“Delta”) under its Delta Connection Agreements (“DCA”) to remove twelve Dash-8 aircraft operated under the DCA by Mesa’s subsidiary Freedom Airlines. This agreement will have no effect on Mesa’s recently announced expanded code share agreement with Delta to operate 14 CRJ-900 regional jet aircraft (“Expansion DCA”). After service begins pursuant to the Expansion DCA and the amended DCA, the Mesa regional jet fleet flying for Delta will consist of 14 CRJ-900s and 36 ERJ-145s.

Fleet

Aircraft in operation at June 30, 2007:

Type of Aircraft

CRJ-200/100 Regional Jet	58
CRJ-700 Regional Jet	20
CRJ-900 Regional Jet	38
Embraer 145 Regional Jet	36
Beechcraft 1900D	20
Dash-8	27

Total	199

Summary Financial Results

The third quarter of fiscal year 2007 generated net income of $2.6 million or $0.08 per diluted share compared with net income of $10.9 million and $0.25 per diluted share in the third quarter of fiscal 2006. Total net revenue increased $16.9 million or 5.0% to $355.9 million on 1.7% more capacity over the same period in the preceding year. Earnings for the three months ended June 30, 2007 versus the same period for 2006 were negatively impacted by a $9.4 million decrease in bankruptcy settlements, the reversal of a $5.0 million bad debt provision benefiting fiscal 2006, a $2.9 million vendor settlement, a $2.2 million increase in costs associated with the early return of certain Dash-8 aircraft and a $2.8 million increase in unrealized investment losses. Our fleet has grown from 185 as of June 30, 2006, to 199 as of June 30, 2007.

Our maintenance expenses increased during the quarter on a year-over-year and sequential basis due primarily to a new power-by-the-hour engine memorandum of understanding covering all of our previously uncovered General Electric engines, contractual increases in our existing power-by-the-hour engine agreement with General

Electric, and increased volume due to higher than anticipated usage in our United Express operations as well as contractual increases in our auxiliary power unit (“APU”) overhauls. Power-by-the-hour agreements provide the operator with a fixed engine maintenance cost over an extended period of time.

Our gross operating revenues were $1,039.9 million for the nine months ended June 30, 2007, an increase of $65.2 million or 6.7% over the same period in the preceding year. Due to certain impairment charges reflected against revenue, our net revenues were $1,014.6 million for the nine months ended June 30, 2007 representing an increase of $39.9 million or 4.1% above that of the preceding year. The net loss for the first nine months of fiscal 2007 was $13.4 million or $0.42 per diluted share compared with net income of $29.2 million and $0.73 per diluted share in the first nine months of fiscal 2006. The year-over-year variances for the first nine months of 2007 versus 2006 are due primarily to impairment charges totaling $37.7 million taken during the second quarter of fiscal 2007, a $0.8 million increase in unrealized investment losses, a $2.2 million increase in costs associated with the early return of certain Dash-8 aircraft, a $7.3 million net decrease in bankruptcy settlements, the reversal of a $5.5 million bad debt provision benefiting fiscal 2006 and $2.9 million in costs associated with a vendor settlement offset by $13.1 million in debt conversion costs incurred in 2006.

Approximately 98% of our consolidated passenger revenues for the quarter ended June 30, 2007 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with US Airways, Delta Air Lines, Midwest Airlines and United Airlines. The remaining passenger revenues are derived from our independent operations, go! and Mesa Airlines.

The following tables set forth quarterly comparisons for the periods indicated below:

OPERATING DATA

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Passengers	4,397,338	3,901,480	12,325,092	10,832,397
Available seat miles (000’s)	2,327,235	2,288,200	6,945,781	6,781,886
Revenue passenger miles (000’s)	1,844,807	1,820,001	5,232,603	5,074,883
Load factor	79.3%	79.5%	75.3%	74.8%
Yield per revenue passenger mile (cents)	19.2	18.6	19.4	19.2
Revenue per available seat mile (cents)	15.3	14.8	14.6	14.4
Operating cost per available seat mile (cents)*	14.6	13.6	14.5	13.1
Operating cost per available seat mile, excluding fuel (cents)*	9.4	8.3	9.5	8.3
Average stage length (miles)	359	403	363	404
Number of operating aircraft in fleet	199	185	199	185
Gallons of fuel consumed	52,304,901	52,810,531	162,122,663	154,523,848
Block hours flown	156,320	141,515	470,115	419,113
Departures	111,284	95,949	331,077	282,913

*	Excluding one time items

CONSOLIDATED FINANCIAL DATA

	Three Months Ended				Nine Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	4.1	27.0%	4.1	27.4%	4.1	27.7%	4.0	28.1%
Fuel	5.2	34.0%	5.3	36.0%	5.0	33.1%	4.9	33.9%
Maintenance	3.1	20.0%	2.7	17.9%	3.0	19.9%	2.4	16.8%
Aircraft and traffic servicing	1.0	6.4%	0.9	6.2%	1.0	6.6%	0.8	5.7%
Promotion and sales	0.1	0.6%	0.1	0.4%	0.1	0.5%	0.0	0.3%
General and administrative	0.7	4.7%	0.6	4.2%	0.7	4.9%	0.7	4.8%
Depreciation and amortization	0.4	2.9%	0.4	2.7%	0.4	3.0%	0.4	2.8%
Vendor settlement	0.1	0.8%	—	0.0%	0.0	0.3%	—	0.0%
Bankruptcy settlement	(0.0)	(0.1)%	(0.4)	(2.9)%	(0.0)	(0.2)%	(0.1)	(1.0)%
Impairment and restructuring charges	—	0.0%	—	0.0%	0.2	1.2%	—	0.0%
Total operating expenses	14.6	95.6%	13.6	91.9%	14.5	96.6%	13.1	91.4%
Interest expense	(0.5)	(3.2)%	(0.4)	(2.8)%	(0.5)	(3.0)%	(0.4)	(2.8)%
Interest income	0.1	0.8%	0.2	1.1%	0.2	1.1%	0.1	0.9%
Other income (expense)	0.0	0.1%	(0.2)	(1.1)%	(0.1)	(0.7)%	(0.3)	(1.8)%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Three Months Ended June 30, 2007 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total net operating revenues	$335,608	$21,696	$74,354	$(75,802)	$355,856
Total operating expenses	317,871	27,317	63,609	(65,437)	343,360

Operating income (loss)	$17,737	$(5,621)	$10,745	$(10,365)	$12,496

	Three Months Ended June 30, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total net operating revenues	$325,262	$14,247	$68,116	$(68,588)	$339,037
Total operating expenses	296,115	16,998	57,498	(59,036)	311,575

Operating income (loss)	$29,147	$(2,751)	$10,618	$(9,552)	$27,462

	Nine Months Ended June 30, 2007 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total net operating revenues	$955,936	$62,852	$196,339	$(200,552)	$1,014,575
Total operating expenses	934,384	77,909	168,828	(173,367)	1,007,754

Operating income (loss)	$21,552	$(15,057)	$27,511	$(27,185)	$6,821

	Nine Months Ended June 30, 2006 (000’s)
		Air Midwest
	Mesa/Freedom	/go!	Other	Elimination	Total

Total net operating revenues	$930,605	$39,855	$172,752	$(168,493)	$974,719
Total operating expenses	844,680	45,110	146,010	(145,291)	890,509

Operating income (loss)	$85,925	$(5,255)	$26,742	$(23,202)	$84,210

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Revenues

In the three months ended June 30, 2007, gross operating revenue increased $16.9 million or 5.0% to $355.9 million from $339.0 million in the three months ended June 30, 2006. The increase in revenue is primarily attributable to a $9.3 million increase in Mesa/Freedom revenue, driven by higher activity-based revenue as a result of the increased number of aircraft in service with our code-share partners. Contract revenue would have increased more except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel, which reduced fuel expense and revenue by approximately $10.6 million for the quarter. Due to the pass-through feature of our code share agreements, this did not effect our earnings. In addition, Air Midwest/go! revenue increased $7.4 million due to a $5.2 million increase in prorate revenue, a $1.3 million increase in Essential Air Service (“EAS”) revenue, and a $0.9 million increase in other subsidies.

Operating Expenses

Flight Operations

In the three months ended June 30, 2007, flight operations expense increased $3.2 million, or 3.4%, to $96.1 million from $92.9 million for the three months ended June 30, 2006. The increase is due primarily to volume from increased aircraft lease expenses associated with additional Delta Dash-8’s at Mesa/Freedom and CRJ-200’s at go!, in addition to increased wages and lodging expenses due to the startup of our Delta Dash-8 operation in JFK. On an available seat miles (“ASMs”) basis in the three months ended June 30, 2007, flight operations expense of $0.041 per ASM remained unchanged from the three months ended June 30, 2006.

Fuel

In the three months ended June 30, 2007, fuel expense decreased $1.1 million, or 0.9%, to $120.9 million from $122.0 million for the three months ended June 30, 2006. On an ASM basis, fuel expense decreased 1.9% to $0.052 per ASM in the three months ended June 30, 2007 compared to $0.053 per ASM in the three months ended June 30, 2006. Overall consumption of fuel decreased by 0.5 million gallons or 1.0% in the three months ended in June 30, 2007 to 52.3 million gallons from 52.8 million gallons in the three months ended June 30, 2006 resulting in a $0.80 million expense decrease due to volume. Our into-plane fuel cost for the three months ended June 30, 2007 was flat year-over-year at $2.31 per gallon. Total gallons would have increased more in line with the increase in block hours, which increased 10.5% in the three months ended June 30, 2007, except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel which reduced Mesa’s fuel expense and revenue by 4.6 million gallons or approximately $10.6 million, respectively.

Maintenance Expense

In the three months ended June 30, 2007, maintenance expense increased $11.0 million, or 18.0%, to $71.8 million from $60.8 million for the three months ended June 30, 2006. On an ASM basis, maintenance expense increased 14.8% to $0.031 per ASM in the three months ended June 30, 2007 from $0.027 per ASM in the three months ended June 30, 2006. The $11.0 million increase consists primarily of a $3.8 million increase in Material Repair / Services expenses related to engine and landing gear component overhauls and a $2.2 million increase in engine overhauls due to additional maintenance activity. These amounts were partially offset by a reclassification of certain vendor rebates. In addition, maintenance expense at Air Midwest/go! increased $1.6 million year-over-year due to go!’s increased operations during the three months ended June 30, 2007.

Aircraft and Traffic Servicing

In the three months ended June 30, 2007, aircraft and traffic servicing expense increased $2.0 million, or 9.8%, to $22.9 million from $20.9 million for the three months ended June 30, 2006. On an ASM basis, aircraft and traffic servicing expense increased 11.1% to $0.010 per ASM in the three months ended June 30, 2007 from $0.009 per ASM in the three months ended June 30, 2006. Aircraft and traffic servicing expense in the Mesa/Freedom segment increased $1.1 million, which included a $0.6 million decrease in station rents offset by $1.7 million increase in passenger related costs, primarily landing fees. This increase was primarily a result of moving into higher cost east coast cities for United and Delta. These costs are reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest/go! segment increased $2.2 million primarily due to the start up of go!.

Promotion and Sales

In the three months ended June 30, 2007, promotion and sales expense increased $1.0 million, or 72.5%, to $2.3 million from $1.3 million for the three months ended June 30, 2006. The increase is primarily due to promotional expenses at go!.

General and Administrative

In the three months ended June 30, 2007, general and administrative expense increased $2.2 million, or 15.3%, to $16.5 million from $14.3 million for the three months ended June 30, 2006. For the period ended June 30, 2006, a bad debt provision of $5.5 million for US Airways was reversed upon the Bankruptcy Court’s allowance of Mesa’s US Airways bankruptcy claims. Partially offsetting this amount is a decrease in workers’ compensation in the period ending June 30, 2007.

Depreciation and Amortization

In the three months ended June 30, 2007, depreciation and amortization expense increased $1.2 million, or 13.2%, to $10.2 million from $9.0 million for the three months ended June 30, 2006. The increase is primarily due to the addition of 3 owned CRJ-700 aircraft during the second quarter of 2007. These three aircraft were subsequently refinanced through a sale/leaseback transaction. Depreciation and amortization for go! increased $0.4 million primarily due to the launch of go! and the depreciation of certain assets placed in service to support go!’s operations.

Vendor Settlement

During the third quarter of fiscal 2007, the Company revised its spare parts maintenance agreement with a vendor to settle a prior billing dispute and to limit certain future costs which previously were able to escalate. The Company recorded a $2.9 million charge in settlement of this dispute.

Bankruptcy Settlements

During the third quarter of 2007, the Company received shares of Delta stock as part of the Delta bankruptcy settlement. These shares were recorded at the fair market value on the date of receipt and the resulting $16.3 million gain is being amortized over the remaining life of the Delta contract as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole. This amortization was $0.5 million for the three months ended June 30, 2007. For the three months ended June 30, 2006, a US Airways related bankruptcy claim, of $9.7 million, was recorded as a settlement.

Interest Expense

In the three months ended June 30, 2007, interest expense increased $1.8 million, or 19.4%, to $11.2 million from $9.4 million for the three months ended June 30, 2006. The net increase in interest expense is primarily due to a re-classification of certain vendor rebates.

Interest Income

In the three months ended June 30, 2007, interest income decreased $0.6 million, or 17.0%, to $3.0 million from $3.6 million. The decrease is mainly due to reductions in the marketable securities portfolio over the quarter compared to the third quarter of 2006. Interest earned on prepaid maintenance deposits also decreased due to the return of two aircraft.

Other Income (Expense)

In the three months ended June 30, 2007, other income increased $3.9 million or 105.2% to $0.2 million from ($3.7) million for the three months ended June 30, 2006. This increase is due primarily to $4.7 million in net unrealized gains on investment securities, income from our equity investment of $0.3 million and a refund of EMB holding costs of $0.3 million. This increase is partially offset by an increase in the loss on disposal of assets of $1.6 million.

Income Taxes

In the third quarter of fiscal 2007, we recorded a tax expense of $1.8 million compared to income tax expense of $7.1 million in the third quarter of fiscal 2006. The effective tax rate for the quarter of 41.3% is higher than normal due primarily to the large loss incurred during the second quarter combined with the permanent differences which are relatively fixed and recurring in nature. These items combine to reduce the year-to-date expected tax benefit and to increase the current expense.

RESULTS OF OPERATIONS

For the nine months ended June 30, 2007 versus the nine months ended June 30, 2006

Operating Revenues

In the nine months ended June 30, 2007, gross operating revenue increased $65.2 million or 6.7% to $1,039.9 million from $974.7 million in the nine months ended June 30, 2006. The increase in revenue is primarily attributable to a $49.6 million increase in contract revenue for Mesa/Freedom, driven primarily by higher activity-based revenue as a result of the increased number of aircraft in service with our code-share partners. Contract revenue would have increased more except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel, which reduced fuel expense and revenue by approximately $19.0 million for the nine month period. Air Midwest/go! revenue increased $23.0 million due to a $16.2 million increase in prorate revenue, a $5.5 million increase in Essential Air Service revenue, and a $2.1 million increase in other subsidies, offset by reduced other revenue. During the second quarter of 2007 the Company evaluated the recoverability of certain long-term assets which resulted in an impairment charge of $37.7 million. A portion of that charge, $25.3 million, related to certain contract incentives that had previously been paid to United and were reflected against gross revenue in the statements of operations. Accordingly, our net revenues were $1,014.6 million for the nine months ended June 30, 2007 representing an increase of $39.9 million or 4.1% above that of the preceding year.

Operating Expenses

Flight Operations

In the nine months ended June 30, 2007, flight operations expense increased $14.3 million, or 5.2%, to $288.0 million from $273.6 million for the nine months ended June 30, 2006. On an ASM basis in the nine months ended June 30, 2007, flight operations expense increased 2.4% to $0.041 per ASM compared to $0.040 per ASM in the nine months ended June 30, 2006. The increase is primarily due to increased aircraft lease expenses associated with additional Delta Dash-8’s at Mesa/Freedom and CRJ-200s at go!, increased wages and lodging expenses due to go! and our Delta Dash-8 operation in JFK which didn’t start until July of 2006. These increases were partially offset by lower flight simulator lease expense related to lower simulator training activity this year.

Fuel

In the nine months ended June 30, 2007, fuel expense increased $13.8 million, or 4.2%, to $343.8 million from $330.0 million for the nine months ended June 30, 2006. On an ASM basis, fuel expense increased 1.8% to $0.050 per ASM in the nine months ended June 30, 2007 compared to $0.049 per ASM in the nine months ended June 30, 2006. Overall consumption of fuel increased by 7.6 million gallons or 4.9% in the nine months ended in June 30, 2007 to 162.1 million gallons from 154.5 million gallons in the nine months ended June 30, 2006; resulting in a $13.8 million expense increase due to volume. Our into-plane fuel cost for the nine months ended June 30, 2007 was $2.12 per gallon, down 1.0% from $2.14 per gallon for the nine months ended June 30, 2006. Total gallons would have increased more in line with the increase in block hours, which increased 12.2% in the nine months ended June 30, 2007, except that United, beginning in January 2007 in the Chicago O’Hare station, began purchasing its own fuel which reduced Mesa’s fuel expense and revenue by 8.9 million gallons or approximately $19.0 million, respectively.

Maintenance Expense

In the nine months ended June 30, 2007, maintenance expense increased $43.9 million, or 26.8% to $207.9 million from $169.0 million for the nine months ended June 30, 2006. The increase consists primarily of an $8.7 million increase in base and line maintenance costs reflecting additional mechanics as well as new or larger maintenance operations at O’Hare, Dulles, and JFK; airframe checks increase $7.9 million primarily due to additional checks for CRJ-200’s this year; material repair/services increased $8.4 million due to higher engine and landing gear component overhauls; engine overhauls increased $5.1 million due primarily to a new power-by-the-hour engine agreement covering all of our previously uncovered GE engines and contractual increases and engine rent increased due to a reclassification to maintenance expense. Maintenance expense at Air Midwest/go! increased $5.0 million year-over-year. On an ASM basis, maintenance expense increased 23% to $0.030 per ASM in the nine months ended June 30, 2007 from $0.024 per ASM in the nine months ended June 30, 2006.

Aircraft and Traffic Servicing

In the nine months ended June 30, 2007, aircraft and traffic servicing expense increased $12.8 million, or 23.1%, to $68.2 million from $55.4 million for the nine months ended June 30, 2006. On an ASM basis, aircraft and traffic servicing expense increased 24% to $0.01 per ASM in the nine months ended June 30, 2007 from $0.008 per ASM in the nine months ended June 30, 2006. Aircraft and traffic servicing expense in the Mesa/Freedom segment increased $7.7 million, which included an increase in station rents and an increase in passenger related costs, primarily landing fees. These increases were primarily the result of moving into higher cost east coast cities for United and Delta. These costs are largely reimbursed by our code-share partners. Aircraft and traffic servicing expense in the Air Midwest/go! segment increased $6.7 million primarily due to the start up of go!.

Promotion and Sales

In the nine months ended June 30, 2007, promotion and sales expense increased $2.7 million, or 90.1%, to $5.7 million from $3.0 million for the nine months ended June 30, 2006. The increase is primarily due to promotional expenses at go!.

General and Administrative

In the nine months ended June 30, 2007, general and administrative expense increased $3.0 million, or 6.4%, to $50.2 million from $47.2 million for the nine months ended June 30, 2006. This increase is due primarily to a $5.5 million reversal related to the US Airways bankruptcy settlement offset partially by a decrease in workers’ compensation.

Depreciation and Amortization

In the nine months ended June 30, 2007, depreciation and amortization expense increased $4.2 million, or 15.3%, to $31.2 million from $27.0 million for the nine months ended June 30, 2006. The increase is primarily due to the addition of 3 CRJ-700 aircraft during the second quarter of 2007. Depreciation and amortization for go!

increased $1.5 million primarily due to the launch of go! and the depreciation of certain assets placed in service to support go!’s operations.

Vendor Settlement

During the third quarter of fiscal 2007, the Company revised its spare parts maintenance agreement with a vendor to settle a prior billing dispute and to limit certain future costs which previously were able to escalate. The Company recorded a $2.9 million charge in settlement of this dispute.

Bankruptcy Settlements

In the nine months ended June 30, 2007, the Company received approximately 48,000 shares of US Airways stock. This benefit was recorded as a settlement of its US Airways related bankruptcy claim. For the nine months ended June 30, 2007, the settlement was $2.4 million and $9.7 million, respectively. During the third quarter of 2007 the Company, received shares of Delta stock as part of the Delta bankruptcy settlement. These shares were recorded at the fair market value on the date of receipt and the resulting gain of $16.3 million is being amortized over the remaining life of the Delta contract as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole. This amortization was $0.5 million for the third quarter ended June 30, 2007.

Impairment of Long-Lived Assets

In the nine months ended June 30, 2007, in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company took an impairment charge of $12.4 million (which was in addition to the $25.3 million noted above) related to leasehold improvements pertaining to certain aircraft under the United and Delta code share agreements where the gross undiscounted cash flows related to long-term assets was computed and found to be less than the carrying value of the long-lived assets. There were no such impairment charges in the nine months ended June 30, 2006.

Interest Expense

In the nine months ended June 30, 2007, interest expense increased $3.7 million, or 13.3% to $31.4 million from $27.7 million for the nine months ended June 30, 2006. The net increase in interest expense is primarily due to new debt associated with the addition of three CRJ-700 aircraft during the first quarter of 2007 and a re-classification of certain vendor rebates

Interest Income

In the nine months ended June 30, 2007, interest income increased $2.2 million, or 24.3%, to $11.4 million from $9.2 million. The increase is mainly due to additions in the average marketable securities portfolio and the inclusion of interest income related to the Company’s investment in Nilchii.

Other Expense

In the nine months ended June 30, 2007, other expense decreased $10.2 million or 56.8% to $7.8 million from $18.0 million for the nine months ended June 30, 2006. This decrease is due primarily to a $13.1 million reduction in debt conversion costs offset by increases of $3.3 million from equity method losses. The equity method losses were non-cash accounting charges.

Income Taxes

In the nine months ended June 30, 2007 we recorded a tax benefit of $7.6 million compared to income tax expense of $18.5 million in the nine months ended June 30, 2006. The effective tax rate for the period of 36.1% and the Company’s tax benefit, is lower than normal due primarily to the large loss incurred during the second quarter combined with the permanent differences which are relatively fixed and recurring in nature. These items combine to reduce the annual expected tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At June 30, 2007, we had cash, cash equivalents, and marketable securities (including restricted cash) of $209.9 million, compared to $234.3 million at September 30, 2006. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash for the nine months ended June 30, 2007 were due primarily to cash flow from operations before changes in assets and liabilities of $49.7 million. Changes in assets and liabilities added $35.7 million in positive cash flow resulting in $85.4 million in cash provided by operating activities. The $35.7 million was due primarily to proceeds from sales of investment securities, and an increase in accounts payable offset by an increase in receivables, prepaid expenses and expendable parts.

Cash used in investing activities was $12.1 million due primarily to capital expenditures of $28.8 million related to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets and an additional investment deposit of $1.3 million. These amounts were offset by returns of deposits previously paid on leases and equipment and a decrease in other assets. In addition, during the second quarter of 2007, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold three engines for $10.0 million and leased them back for a period of 120 months. The leaseback has been accounted for as an operating lease. The gain of $1.0 million realized on this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

Cash used in financing activities were $51.2 million due primarily to net reductions in long-term debt totaling $36.0 million and $40.1 million in common stock repurchased by the Company.

As of June 30, 2007, we had net receivables of approximately $61.8 million (net of an allowance for doubtful accounts of $2.2 million), compared to receivables of approximately $47.4 million (net of an allowance for doubtful accounts of $1.6 million) as of September 30, 2006. The amounts due consist primarily of receivables due from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, insurance proceeds, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners were 40% of total gross accounts receivable at June 30, 2007.

Sources of cash for the nine months ended June 30, 2006 were due primarily to cash flow from operations before changes in assets and liabilities of $64.8 million. Changes in assets and liabilities used $87.2 million in negative cash flow to result in $22.4 million in cash used by operating activities. The $87.2 million was due primarily to purchases of investment securities, an increase in prepaid expenses and other current assets and incentive payments made in connection with the United amendment. Cash used in investing activities were $11.8 million due primarily to capital expenditures and an increase in restricted cash offset by proceeds from the sale of flight equipment. Cash flows used in financing activities totaling $28.5 million consisted primarily of principal payments on long-term debt and payments made to finance our rotable inventory.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At June 30, 2007, we leased 157 aircraft with remaining lease terms ranging from one to 16.5 years. Future minimum lease payments due under all long-term operating leases were approximately $2.2 billion at June 30, 2007.

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

6.25% Senior Convertible Notes Due 2023

In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million, net). Cash interest is payable on the notes at the rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, will be $252.0 million. Each of our wholly-owned domestic subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly-owned subsidiaries to the extent of the collateral pledged.

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

Interim and Permanent Aircraft Financing Arrangements

At September 30, 2006, the Company had an aggregate of $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five aircraft as well as a sixth aircraft delivered during the first quarter of 2007 with $135.4 million in long-term debt. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds from the sale and leaseback transaction are used to retire the notes payable to the aircraft manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. These interim financing agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus three percent. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time.

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

As of June 30, 2007, we had $12.2 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll.

Contractual Obligations

As of June 30, 2007, we had $683.0 million of long-term debt (including current maturities). This amount consisted of $544.2 million in notes payable related to owned aircraft, $137.8 million in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $1.0 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of June 30, 2007.

	Payment Due by Period
Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(1)	$11,667	$46,086	$45,206	$44,320	$43,395	$297,553	$488,227
2003 senior convertible debt notes (assuming no conversions)	1,182	1,182	—	—	—	95,234	97,598
2004 senior convertible debt notes (assuming no conversions)	1,813	3,625	1,813	—	—	171,409	178,660
Senior CR7 CR9	3,424	13,699	13,702	13,706	13,709	134,542	192,782
Subordinate CR7 CR9	680	2,719	2,719	2,719	5,698	3,619	18,154
Notes payable related to B1900Ds	2,983	11,938	11,938	28,870	24,993	8,972	89,694
Note payable related to CRJ200s(1)	750	3,000	3,000	3,000	3,000	14,952	27,702
Mortgage note payable	27	109	824	—	—	—	960
Other	25	25	25	25	25	25	150

Total long-term debt	22,551	82,383	79,227	92,640	90,820	726,306	1,093,927

Payments under operating leases:
Cash aircraft rental payments(1)	55,561	230,181	205,426	198,260	203,140	1,301,475	2,194,043
Lease payments on equipment and operating facilities	341	1,392	962	947	956	1,198	5,796

Total lease payments	55,902	231,573	206,388	199,207	204,096	1,302,673	2,199,839

Future aircraft acquisition costs(2)	—	—	300,000	—	—	—	300,000
Rotable inventory financing commitments	145	563	540	2,241	—	—	3,489
Minimum payments due under rotable spare parts maintenance agreement	11,723	26,650	29,371	32,225	32,614	136,476	269,059

Total	$90,321	$341,169	$615,526	$326,313	$327,530	$2,165,455	$3,866,314

(1)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	Represents the estimated cost of commitments to acquire CRJ-900 aircraft.

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

In January 1997, the Company entered into a 10-year engine maintenance contract with GE for certain of our CRJ-200 aircraft engines. The agreement was subsequently amended in the first quarter of fiscal 2003 and third quarter of fiscal 2007. The amended contract requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. The contract also provides for a fixed number of engine overhauls per year. To the extent that the number of actual overhauls is less than the fixed number, GE is required to issue a credit to us for the number of events less than the fixed number multiplied by an agreed upon price. To the extent that the number of actual overhauls is greater than the fixed number, we are required to pay GE for the number of events greater than the fixed number multiplied by the same agreed upon price.

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

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was subsequently amended in the third quarter of 2007. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, medical claims reserve, valuation of assets held for sale and costs to return aircraft and a valuation allowance for certain deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such historical experience and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The US Airways, United and Delta regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as “pass-through costs,” may include aircraft ownership costs, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of revenue on the Mesa flown flights, a profit margin on certain reimbursable costs, as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company’s revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the quarters ended June 30, 2007 and 2006 was $64.6 million and $62.5 million, respectively. The amount deemed to be rental income during the nine months ended June 30, 2007 and 2006 was $196.5 and $185.3 million, respectively. These amounts are included in passenger revenue on the Company’s consolidated statements of operations.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not represent market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 0.9 million gallons of fuel under this arrangement in the quarter ended June 30, 2006 and 13.9 million gallons of fuel under this arrangement for the nine months ended June 30, 2006. This agreement ended May 31, 2006.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $2.2 million and $1.6 million at June 30, 2007 and September 30, 2006, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, the Company’s estimate of the allowance could be materially understated or overstated. The Company is currently engaged in a dispute with US Airways over fees payable pursuant to its Code Share and Revenue Sharing Agreement (the “Code Share Agreement”). The disagreement stems from payments due the Company from US Airways with respect to reimbursable operating costs and expenses relating to certain of the Company’s CRJ-900 aircraft. The disputed amount that has not been paid by US Airways as of June 30, 2007 is $7.2 million and increases by $0.2 million per month during the term of the Code Share Agreement that the dispute remains unresolved. The Company believes that these reimbursable costs and expenses are in accordance with the terms and conditions of the Code Share Agreement and are immediately due and payable. This $7.2 million receivable is part of a total receivable from US Airways of $16.7 million at June 30, 2007.

Subsequent to June 30, 2007, the Company reached a tentative settlement with respect to its dispute with US Airways. In settlement of all outstanding disputes between the two parties through July 2007, US Airways has agreed to pay the Company a lump sum of $7,464,000 plus agreed upon monthly amounts per aircraft for the period commencing in August 2007 through the balance of the contract. This payment was received from US Airways on August 9, 2007. Such terms are subject to the execution of an amendment to the Code Share Agreement in form and substance acceptable to the parties.

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

Accrued Health Care Costs

We are self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At June 30, 2007 and September 30, 2006, we accrued $2.2 million and $2.6 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially overstated or understated.

Accrued Worker’s Compensation Costs

We are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At June 30, 2007 and September 30, 2006, we accrued $2.0 million and $3.4 million, respectively, for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially overstated or understated.

Long-lived Assets, Aircraft and Parts Held for Sale

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 14 on impairment.

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 30, 2007, we had a valuation allowance of $0.6 million for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe the Company will generate sufficient taxable income in the future to realize the benefits of its other deferred tax assets. This belief is based upon the Company having had pretax income in fiscal year 2006, 2005 and 2004 and we have taken steps to minimize the financial impact of its unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2007:

	Number of Aircraft
					Operating on
		Interim			June 30,	Passenger
Type of Aircraft	Owned	Financing	Leased	Total	2007	Capacity

CRJ-200/100 Regional Jet	2	—	57	59	58	50
CRJ-700 Regional Jet	8	—	12	20	20	66
CRJ-900 Regional Jet	14	—	24	38	38	86
Embraer 145 Regional Jet	—	—	36	36	36	50
Beechcraft 1900D	34	—	—	34	20	19
Dash-8	—	—	28	28	27	37

Total	58	—	157	215	199

Fleet Plans

CRJ Program

As of June 30, 2007, we operated 116 Canadair Regional Jets (58 CRJ-200/100, 20 CRJ-700 and 38 CRJ-900s). In January 2004, we exercised options to purchase 20 CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of June 2007, we have taken delivery of 13 CRJ-900 aircraft and five CRJ-700 aircraft. In April 2007, we accepted delivery of two of the five CRJ-700 aircraft. The option to purchase the remaining two CRJ-900s (which can be converted to CRJ-700s) were terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft (with an option to purchase an eleventh); deliveries beginning in September 2008.

ERJ Program

As of June 30, 2007, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to August 2007 for deliveries beginning in January 2009.

Beechcraft 1900D

As of June 30, 2007, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional 10 Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”).

Dash-8

As of June 30, 2007, we operated 27 Dash-8 aircraft. In the fourth quarter of fiscal 2006, we took delivery of four Dash-8 aircraft and placed them into revenue service during the first quarter of fiscal 2007. As discussed in Note 14 on impairment we will ground these aircraft by September 2008. Losses will be incurred as each aircraft is returned for early termination penalties, lease settle up and other charges.

Aircraft Financing Relationships with the Manufacturer

At September 30, 2006, the Company had $123.1 million in notes payable to an aircraft manufacturer for five aircraft on interim financing. During the second quarter of 2007, the Company permanently financed these five aircraft as well as a sixth aircraft delivered during the first quarter of 2007 with $135.4 million in long-term debt. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company’s market risk from September 30, 2006 to June 30, 2007.

Item 4.	Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for certain turnover in senior accounting and finance positions during the current quarter. These positions were backfilled with a combination of permanent employees, consultants and contractors.

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

In 1992, The Supreme Court of the United States decided Morales v. TWA, in which it construed the Airline Deregulation Act as prohibiting any state court, under any state law legal theory, from adjudicating issues which implicated an air carrier’s pricing (or other service) practices. Accordingly, an airline’s pricing decisions can be attacked only under federal laws. In response to the complaint, Mesa filed a motion on December 8, 2006 seeking dismissal of all claims based upon Hawaii Statutory Law that rest on Mesa’s alleged below-cost pricing. Following the filing of Mesa’s Motion to Dismiss, Aloha, on January 10, 2007, voluntarily chose to dismiss the action filed in State Court, and simultaneously filed a new complaint in the United States District Court for the District of Hawaii (filed on January 9, 2007). Aloha’s federal complaint abandoned claims regarding below-cost pricing under Hawaii’s Statutory Law and instead asserted claims under contract and federal antitrust law. On March 19, 2007, the United States District Court denied Mesa’s motion to dismiss the contract claims under the authority of Morales and its progeny. Mesa has asked the District Court to certify that ruling for immediate appellate review.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2006, except as provided below:

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

At June 30, 2007, we had approximately 5,100 employees, approximately 2,750 of whom are members of labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA becomes amendable in September 2007 and our collective bargaining agreement with the AFA became amendable in June 2006 and the Company is in the early stages of negotiations with its flight attendants. The inability to negotiate acceptable contracts with existing unions as agreements become amendable or with new unions could result in work stoppages by the affected workers’, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

We are currently observing increased pilot turnover and pilot turnover at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth. We are currently observing the highest turnover among pilots serving in the United Express system. We believe the operational challenges are unique to the United Express system, particularly the schedules developed by United and difficulties experienced during irregular operations are driving this trend. While we are taking steps to address increased turnover, no assurances can be made that adequate replacement pilots can be retained and trained in a timely manner or that we will have sufficient staffing to cover our flight operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company’s Board of Directors have authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of June 30, 2007, the Company has acquired and retired approximately 15.9 million shares of its outstanding common stock at an aggregate cost of approximately $106.8 million, leaving approximately 13.5 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $15.3 million during the three months ended June 30, 2007:

				Maximum
				Number of
			Total Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

Three months ended June 30, 2007	2,248,246	$6.79	15,901,185	13,521,076
Nine months ended June 30, 2007	5,470,645	$7.33	15,901,185	13,521,076

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to vote for Security Holders.

Not applicable

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

3.3	Amendment to Bylaws, dated August 9, 2007	*
31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ GEORGE MURNANE III
George Murnane III
Executive Vice President and CFO

Dated: August 9, 2007

Index to Exhibits

Exhibits:

Exhibit 3.3	Amendment to Bylaws, dated August 9, 2007
Exhibit 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002