Form 10-K
period 2007-09-30
MESA AIR GROUP INC
filed 2008-01-15
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

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

The aggregate market value of common stock held by non-affiliates of the Registrant (30,705,950 shares) as of March 30, 2007, was approximately $231.2 million, based on the closing sales price per share as reported on Nasdaq on such date.

On January 11, 2008, the Registrant had outstanding 28,883,618 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held on April 17, 2008 are incorporated by herein at Part III, Items 10-14.

MESA AIR GROUP, INC.

2007 FORM 10-K REPORT

PART I

Forward-Looking Statements

This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel prices; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our new Hawaiian airline service profitably; unfavorable resolution of legal proceedings involving Hawaiian Airlines and Aloha Airlines regarding our Hawaiian operation; unfavorable resolution of negotiations with municipalities for the leasing of facilities; failure of our joint venture in China or changes in Chinese laws or regulations that have an adverse effect on Kunpeng’s operations. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

All references to “we,” “our,” “us,” or “Mesa” refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Item 1.	Business

General

Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principal subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2007, the Company served 184 cities in 45 states, the District of Columbia, Canada, the Bahamas and Mexico and operated a fleet of 182 aircraft with approximately 1,100 daily departures.

Approximately 98% of our consolidated passenger revenues from continuing operations for the fiscal year ended September 30, 2007 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest Airlines”), United Airlines, Inc. (“United Airlines” or “United”) and America West Airlines, Inc. (“America West”) which currently operates as US Airways and is referred to herein as “US Airways.” The current US Airways is the result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). These code-share agreements allow use of the code-share partners’ flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. The remaining passenger revenues from continuing operations are derived from our independent go! operations in Hawaii.

In addition to carrying passengers, we carry freight and express packages on our passenger flights and have interline small cargo freight agreements with many other carriers. We also have contracts with the U.S. Postal

Service for carriage of mail to the cities we serve and occasionally operate charter flights when our aircraft are not otherwise used for scheduled service.

Our airline operations are conducted by the following airline subsidiaries:

•	Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation, flies regional jet and turboprop aircraft and operates as US Airways Express under code-share agreements with US Airways, as United Express under a code-share agreement with United Airlines and independently in Hawaii as go! The go! flights are “Independent Operations” and are not subject to a code-sharing agreement with a major carrier.

•	Air Midwest, Inc. (“Air Midwest”), a Kansas corporation, flies Beechcraft 1900D 19-seat turboprop aircraft and operates as US Airways Express under code-share agreements with US Airways and Pre-Merger US Airways. Air Midwest’s flights in Kansas City code-share with both Midwest Airlines and US Airways. Air Midwest also operates as “Mesa Airlines” in select Essential Air Service (“EAS”) markets. Certain EAS markets are “Independent Operations” and are not subject to a code-sharing agreement with a major carrier. As noted below in “Discontinued Operations”, the Company has committed to a plan to sell Air Midwest or certain assets thereof.

•	Freedom Airlines, Inc. (“Freedom”), a Nevada corporation, flies ERJ-145 50-seat regional jet aircraft, CRJ-900 76-seat regional jet aircraft and, until the removal from service in fiscal 2007, DeHavilland 37-seat Dash-8’s, and operates as Delta Connection under code-share agreements with Delta. During the second quarter of 2007, Delta exercised its right to terminate our turboprop code-sharing agreement and we subsequently removed all 12 Dash-8 aircraft from service.

Unless the context indicates otherwise, the terms “Mesa,” “the Company,” “we,” “us,” or “our,” refer to Mesa Air Group, Inc. and its subsidiaries.

Discontinued Operation

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. Within the next fiscal year, the Company expects to sell Air Midwest in its entirety or sell certain operating assets thereof, primarily the twenty Beechcraft 1900’s.

Corporate Structure

Mesa is a Nevada corporation with its principal executive office in Phoenix, Arizona.

In addition to operating the airline subsidiaries listed above, we also have the following other subsidiaries:

•	MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development and MPD, operates training programs for student pilots in conjunction with San Juan College in Farmington, New Mexico and Arizona State University in Tempe, Arizona.

•	Regional Aircraft Services, Inc., (“RAS”) a California corporation, performs aircraft component repair, certain overhaul services, and ground handling services, primarily to Mesa subsidiaries.

•	MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

•	Ritz Hotel Management Corp., a Nevada corporation, was established to facilitate the Company’s acquisition and management of a Phoenix area hotel property used for crew-in-training accommodations.

•	Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona limited liability company, was established to purchase, distribute and manage Mesa’s inventory of spare rotable and expendable parts.

•	Nilchii, Inc., a Nevada corporation, was established to invest in certain airline related businesses.

•	Air Midwest, LLC, a Nevada limited liability company, was formed for the purpose of a contemplated conversion of Air Midwest, Inc. from a corporation to a limited liability company. This conversion has not yet occurred.

•	Mesa In-Flight, Inc., a Colorado corporation, was established to hold liquor licenses services for airline operations.

•	Regional Aviation Advisors, Inc., a Nevada corporation, was established to provide aircraft financing advisory services.

•	Patar, Inc., a Nevada corporation, was established to invest in certain foreign businesses.

•	Ping Shan, SRL, a Barbados society with restricted liability, was established for the purpose of being a holding company of an interest in a Chinese entity that operates within the airline industry.

Aircraft in Operation

The following table sets forth our aircraft fleet (owned and leased) in operation by aircraft type and code-share service as of September 30, 2007:

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200)	(CRJ-700)	(CRJ-900) (A)	(ERJ-145)	1900D (B)	Dash 8	Total

US Airways Express	13	—	38	—	16	6	73
United Express	34	20	—	—	—	10	64
Delta Connection	—	—	—	36	—	—	36
Mesa Airlines	5	—	—	—	4	—	9

Total	52	20	38	36	20	16	182

(A)	One CRJ-900 aircraft delivered in fiscal 2007 began revenue service in fiscal 2008 (for Delta Connection) and therefore excluded from aircraft in operation.

(B)	As previously discussed, in the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain assets thereof. The net book value of these aircraft are included within “Assets of discontinued operations” on the Consolidated Balance Sheets.

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

The financial arrangement with our code-share partners involves either a revenue-guarantee or pro-rate arrangement. The US Airways (regional jet and Dash-8), Delta (regional jet) and United (regional jet and Dash-8) code-share agreements are revenue-guarantee code-share agreements. Under the terms of these code-share agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways and Midwest Airlines Beechcraft 1900D turboprop code-share agreements are pro-rate agreements, for which we receive an allocated portion of each passenger’s fare and pay all of the costs of transporting the passenger.

The following table summarizes our available seat miles (“ASMs”) flown and passenger revenue recognized under our code-share agreements and independent operations for the years ended September 30, 2007 and 2006:

	Fiscal 2007				Fiscal 2006
			Passenger				Passenger
	ASM’s		Revenue		ASM’s		Revenue
	(000’s)		(000’s)		(000’s)		(000’s)
	(In thousands)

US Airways (Revenue-Guarantee)	4,331,579	48%	$576,257	44%	3,605,297	40%	$609,239	48%
United (Revenue-Guarantee)	3,074,054	34%	461,732	35%	2,876,008	32%	477,151	37%
Pre-Merger US Airways (Revenue- Guarantee)(1)	—	—	—	—	1,644,023	18%	58,511	5%
Delta (Revenue-Guarantee)	1,438,698	16%	249,774	19%	811,420	9%	121,315	10%
go!	152,629	2%	25,457	2%	44,308	1%	9,114	0%

Total — Continued Operations	8,996,960		$1,313,220		8,981,056		$1,275,330

Discontinued Operations	185,557		$30,188		158,284		$32,545

(1)	During fiscal 2006, all US Airways revenue guarantee flying was assumed under one contract.

US Airways Code-Sharing Agreements

Revenue-Guarantee

As of September 30, 2007, we operated 38 CRJ-900, 13 CRJ-200, and 6 Dash-8 aircraft for US Airways under a revenue-guarantee code-share agreement. In exchange for providing flights and all other services under such agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. US Airways also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability, hull insurance and aircraft property taxes, all as defined in the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at US Airways hubs and cities where both carriers operate. We also receive a monthly payment from US Airways based on a percentage of revenue from flights that we operate under the code-share agreement. Under the our agreement, US Airways has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period. The Company has received notice of US Airways’ intent to reduce one CRJ-200 in January 2008, one CRJ-200 in September 2008 and one CRJ-200 in January 2009 and expects to continue to receive notice on one CRJ-200 every six months. In addition, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless US Airways elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

•	If our flight completion factor or arrival performance in our Phoenix hub falls below certain levels for a specified period of time, subject to notice and cure rights;

•	If either US Airways or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by us or US Airways to perform the covenants, conditions or provisions of the code-share agreement, subject to 15 days notice and cure rights;

•	If we or US Airways fail to make a payment when due, subject to ten business days notice and cure rights;

•	If we are required by the FAA or the U.S. Department of Transportation (“DOT”) to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, US Airways may terminate the agreement;

•	Upon a change in our ownership or control without the written approval of US Airways.

Pro-Rate

Pursuant to a turboprop code-share agreement with US Airways, we operated four Beechcraft 1900D turboprop aircraft primarily in Phoenix, Las Vegas and Salt Lake City under a pro-rate revenue-sharing arrangement as of September 30, 2007. We control scheduling, inventory and pricing. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all costs of transporting the passenger. The pro-rate agreement terminates on March 31, 2012 unless US Airways elects to extend the contract for successive one-year periods. The pro-rate agreement could also be terminated prior to that termination date under similar circumstances as the revenue-guarantee agreement. In the fourth quarter of fiscal 2007, we committed to a plan to sell all or part of our Beechcraft 1900D operations and pursue the wind-down of our Air Midwest turboprop operation.

Pre-Merger US Airways Code-Sharing Agreement

Pro-Rate

Pursuant to a turboprop code-sharing agreement with Pre-Merger US Airways, we operated twelve Beechcraft 1900D turboprop aircraft under a pro-rate revenue-sharing arrangement as of September 30, 2007. We control scheduling, inventory and pricing subject to US Airways’ concurrence that such service does not adversely affect its other operations in the region. We are allocated a portion of each passenger’s fare based on a standard industry formula and are required to pay all of the costs of transporting the passenger. Additionally, we are required to pay certain franchise, marketing and reservation fees to US Airways.

US Airways may terminate the turboprop agreement at any time for cause upon not less than five days notice under any of the following conditions:

•	If we fail to utilize the aircraft as specified in the agreements;

•	If we fail to comply with the trademark license provisions of the agreement;

•	If we fail to perform the material terms, covenants or conditions of the code-sharing agreement; or

•	Upon a change in our ownership or control without the written approval of US Airways.

The turboprop code-share agreement was scheduled to terminate in October 2006, but has been extended on its original terms, on a month-to-month basis, pending the negotiation of a new agreement with US Airways. In the fourth quarter of fiscal 2007, we committed to a plan to sell all or part of its Beechcraft 1900D operations and pursue the wind-down of our Air Midwest turboprop operation.

United Code-Sharing Agreement

As of September 30, 2007, we operated 34 CRJ-200, 20 CRJ-700 and 10 Dash-8 aircraft for United under a code-sharing arrangement. We have agreed with United to reduce the CRJ-200 fleet to 30 and to increase the CRJ-700 fleet to 22 in fiscal 2008. Additionally, the code share agreement allows us to swap up to 10 CRJ-200’s for 10 CRJ-700’s by April 30, 2010. In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are “pass-through” costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: aircraft ownership costs, property tax per aircraft, fuel cost, and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the 10 Dash-8 aircraft terminates in July 2013 unless terminated by United by giving notice six months prior to April 30, 2010, (ii) 10 50-seat CRJ-200’s terminates no later than April 30, 2010, which can be accelerated up to two years at our discretion and can be swapped to CRJ-700’s for a term of up to 10 years but not beyond October 2018, (iii) 20 50-seat regional jets terminates in July 2013, but can be terminated early in April 2010, (iv) the 5 CRJ-700’s delivered in fiscal 2007 (the 12 to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, but no later than October 31, 2018, and (v) the remaining 15 CRJ-700’s terminates in three traunches between December 31, 2011 and December 31, 2013.

The code-share agreement is subject to termination prior to these dates under various circumstances including:

•	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice and cure rights;

•	Failure by us to perform the material covenants, agreements, terms or conditions of the code-share agreement or similar agreements with United, subject to thirty (30) days notice and cure rights;

•	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement;

•	In the event that we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

Delta Code-Sharing Agreement

As of September 30, 2007, we operated 36 ERJ-145 aircraft for Delta pursuant to a code-sharing agreement. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. During the second quarter of 2007, Delta exercised its right to terminate our turboprop code-sharing agreement and we subsequently removed all 12 Dash-8 aircraft from service. Also during the second quarter, as part of Delta’s bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement (“Amended DCA”), as well as for a new code-sharing agreement (“Expansion DCA”). The Amended DCA and Expansion DCA provide that we can increase our fleet up to 36 (from 30 to 36) ERJ-145 aircraft for up to three years and 14 CRJ-900 aircraft, respectively. Under the Amended DCA, in exchange for performing the flight services and our other obligations under the agreement, we receive from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes. Aircraft rent/ownership expenses are also considered a pass-through cost, but are limited to a specified amount for each type of aircraft. We are eligible to receive additional compensation based upon our completion rate and on-time arrival rate each month. Further, for each semi-annual period during the term of the agreement, we are eligible to receive additional compensation from Delta based upon performance. The fixed rates payable to us by Delta under the Amended DCA have been determined through the term of such agreement and are subject to annual revision. Also, pursuant to the Amended DCA we received a general unsecured claim of $35.0 million as part of Delta’s bankruptcy proceedings, which claim was in full and final satisfaction of any and all claims we may have against Delta for pre-petition debt. During the third quarter of fiscal 2007 we received 787,261 shares of Delta stock representing approximately 89% of the total award as part of the Delta bankruptcy settlement. These shares were sold in the same quarter for approximately $16.5 million. The resulting gain was deferred and is being amortized over the remainder of the Amended DCA.

The compensation structure for the Expansion DCA is similar to the structure in the Amended DCA, except that the CRJ-900 aircraft will be owned by Delta and leased to us for a nominal amount and no mark-up or incentive compensation will be paid on fuel costs above a certain level or on fuel provided by Delta. Additionally, certain major maintenance expense items (engine and airframe) will be reimbursed based on actual expenses incurred. As a result, our revenue and expenses attributable to flying the CRJ-900’s will be substantially less than if we provided the aircraft.

Under the Amended DCA Delta has the right to remove eight ERJ-145 aircraft at a rate of three aircraft per month, commencing in August 2008. At the end of the term, Delta has the right to extend the agreement for additional one year successive terms on the same terms and conditions. Delta may terminate the Amended DCA at any time, with or without cause, upon twelve months prior written notice, provided such notice shall not be given prior to the earlier of (i) the sixth anniversary of the in-service date of the 30th aircraft added to the Delta Connection fleet by the Company, or (ii) November 2012. The Expansion DCA terminates on the tenth anniversary of the in-service date of the first aircraft. At the end of the term, the Expansion DCA will automatically renew for successive one-year terms on the same terms and conditions unless Delta provides us 180 days prior written notice of its intention to not renew.

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

In addition, Delta may immediately terminate the agreements upon the occurrence of one or more of the following events:

•	If there is a change of control of Freedom or Mesa;

•	If there is a merger involving Freedom or Mesa;

•	If we fail to maintain a specified completion rate with respect to the flights we operate for Delta during a specified period; or

•	If our level of safety is not reasonably satisfactory to Delta.

Joint Venture Agreement in China

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the “Joint Venture Agreement”) with Shan Yue SRL (“Shan Yue”) and Shenzhen Airlines, pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados Society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. Through Ping Shan and our beneficial interest in Shan Yue Trust, we effectively own 49% of Kunpeng. After taking into consideration the 5% interest in Kunpeng held for the exclusive benefit of an unaffiliated third party, our net ownership interest in Kunpeng is reduced to 44%. On September 28, 2007, Kunpeng commenced common carrier passenger service. As of November 30, 2007, Kunpeng operated three 50-seat CRJ 200 aircraft on regional routes between the Chinese cities Taiyuan, Tianjin, Yichang, Hohot, Nanchang, Hefei and Zhengzhou. Focus cities for future routes include Shenzhen, Beijing, Chongquig, Xiamen, Nanjing, Junming, Dalian, Shenyang, Xian, Zhengzhou and Nanning.

Under the terms of the Joint Venture Agreement, Ping Shan and Shan Yue agreed to assist Kunpeng in securing aircraft and spare part supplies from foreign suppliers and to provide high level executives for the management of Kunpeng and technical support, including pilot, maintenance and operations support and training for employees of Kunpeng. Kunpeng’s fiscal year ends on December 31st. Pursuant to the Joint Venture Agreement, Ping Shan and Shan Yue will receive 25% and 24%, respectively, of the after-tax net profit of Kunpeng, if any, at the end of the fiscal year unless Kunpeng’s board of directors determines that such profits should be reinvested. Additionally, the amount of profit available for distribution will be reduced by an amount equal to allocations to a reserve fund and expansion fund of Kunpeng and a bonus and welfare fund for Kunpeng’s employees, as determined by Kunpeng’s board of directors. No profit will be distributed unless any cumulative deficit carried forward for previous years is recovered. Kunpeng’s board consists of seven members, four of whom are appointed by Shenzhen Airlines, two are appointed by Ping Shan and one is appointed by Shan Yue.

Under the terms of the Joint Venture Agreement, Shenzhen Airlines and the Company are obligated to contribute an additional RMB 204,000,000 and RMB 196,000,000 (approximately $27.6 million and $26.5 million, respectively, at December 10, 2007) to Kunpeng in accordance with Kunpeng’s operational requirements as determined by Kunpeng’s board of directors, but in any event, prior to May 16, 2009. As of September 30, 2007 the Company had invested $6.5 million in the joint venture.

Fleet Plans

CRJ Program

As of September 30, 2007, we operated 110 Canadair Regional Jets (52 CRJ-200/100, 20 CRJ-700 and 38 CRJ-900’s).

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2007, we have taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900’s (which can be converted to CRJ-700’s) was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft (with an option to purchase an eleventh aircraft), deliveries scheduled to begin in September 2008. In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the Delta code-share agreement of March 2007. Subsequent to year end, we took delivery of one more CRJ-900 aircraft, also on lease from Delta with 12 more CRJ-900 aircraft (to be leased from Delta) scheduled for delivery through January 2009 in connection with such code-share agreement.

ERJ Program

As of September 30, 2007, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to November 2008 for deliveries beginning in May 2009.

Beechcraft 1900D

As of September 30, 2007, we owned 34 Beechcraft 1900D aircraft and were operating 20 while leasing the remaining 14. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”). As previously discussed, we intend to sell the 20 Beechcraft 1900D aircraft that were in operation at September 30, 2007.

Dash-8

As of September 30, 2007, we had 16 Dash-8 aircraft in operation; 10 with US Airways Express and 6 with United Express. During fiscal 2007, we parked 12 Dash-8 aircraft, associated with the Delta code-share agreement. Due to higher than anticipated costs associated with our Delta Dash-8 fleet related to our JFK operations, the Company and Delta developed a joint plan to eliminate the Dash-8 fleet from the JFK operations. The agreement reached with Delta called for service to conclude by August 21, 2007. Losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. The estimated costs associated with the parking and early termination of the lease agreements totaling approximately $11.6 million have been recorded in our Statement of Operations in fiscal 2007. Subsequent to September 30, 2007, we began to deploy regional jet aircraft to service JFK operations for Delta.

Marketing

Our flight schedules are structured to facilitate the connection of our passengers with the flights of our code-share partners at their hub airports and to maximize local and connecting service to other carriers.

Under the Delta, United and US Airways revenue-guarantee code-share agreements, market selection, pricing and yield management functions are performed by our respective partners. Prior to the decision to discontinue the Air Midwest turboprop operation as previously discussed, the market selection process for our Beechcraft 1900D turboprop operations, outside the EAS program flights, included an in-depth analysis on a route-by-route basis and was followed by a review and approval process in a joint effort with US Airways regarding the level of service and fares. For our go! operations in Hawaii, we make all decisions on market selection, pricing and yield management functions.

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

Pursuant to the Joint Venture Agreement, Kunpeng’s general manager and chief deputy general manager, who are the highest officers of Kunpeng, perform all management functions, including route selection and pricing. Our Chinese partner to the Joint Venture Agreement, Shenzhen Airlines, handles all public relations, branding and marketing on behalf of Kunpeng.

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

Fuel

Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our revenue-guarantee code-share agreements with Delta, United and US Airways (regional jet and Dash-8) allow fuel used in the performance of the agreements to be reimbursed by our code-share partner, thereby reducing our exposure to fuel price fluctuations. In fiscal 2007, approximately 97% of our fuel purchases were associated with our Delta, United and US Airways (regional jet and Dash-8) revenue-guarantee code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Employees

As of September 30, 2007, we employed approximately 4,800 employees. Approximately 2,700 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act or RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. Mesa Airline’s and Freedom Airline’s flight attendants are represented by the Association of Flight Attendants (“AFA”). Both contracts covering flight attendants became amendable in June 2006 and we are in the mediated negotiations with our flight attendants. The pilots of Mesa Airlines, Freedom Airlines and Air Midwest are collectively represented under a single contract by the Air Line Pilot Association (“ALPA”). Our contract with ALPA became amendable in September 2007 and we are in the early stages of negotiation with respect to that contract.

As of November 30, 2007, Kunpeng employed approximately 120 employees. The laws of China presently require a trade union to be established if requested by any 25 or more employees, but because no such request has been received, no such trade union has been established for Kunpeng. Each of Kunpeng’s employees independently entered into an employment contract with Kunpeng in accordance with Chinese Law. Kunpeng has hired pilots from outside China as well as from flight training schools in China; however, hiring and retaining qualified pilots is one of the risks that could hinder the growth of Kunpeng.

Pilot turnover at times is a significant issue among regional carriers, particularly when major carriers are hiring experienced commercial pilots away from regional carriers. We are currently experiencing higher than average turnover as a result of recent hirings by major carriers. The addition of aircraft, especially new aircraft types or transferring of aircraft between operating entities, can result in pilots upgrading between aircraft types and as a result, becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not continue at the present rate or be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

Essential Air Service Program

The Essential Air Service (“EAS”) program administered by the DOT guarantees a minimum level of air service in certain communities, predicated on predetermined guidelines set forth by Congress. Based on these guidelines, the DOT subsidizes air service to communities that might not otherwise have air service. As of September 30, 2007, we provided service to 28 such cities for an annualized subsidy of approximately $24.1 million. EAS rates are normally set for two-year contract periods for each city. In connection with the decision to sell Air Midwest or certain assets thereof, we began to take the necessary steps to exit the EAS markets that we serve and expect to be out of all EAS markets by the end of fiscal 2008.

Investment Activities

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into the Joint Venture Agreement with Shan Yue and Shenzhen Airlines, pursuant to which the parties formed Kunpeng, an equity joint venture company organized under the laws of the Peoples Republic of China. As of September 30, 2007, we had invested $6.5 million in capital contributions to the joint venture in accordance with the terms of the Joint Venture Agreement. Under the terms of the Joint Venture Agreement the Company committed to contribute an additional $26.5 million prior to May 16, 2009.

In fiscal 2007, we participated with a private equity fund in making an investment, through a limited liability limited partnership, in the preferred shares of a closely held emerging markets payment processing related business (the “2007 Investee”). Through our subsidiary Patar, Inc., we invested $1.3 million, which represents approximately 19.6% of the 2007 Investee’s preferred stock.

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “2006 Investee”). The Company, through its subsidiary Nilchii, invested $15.0 million, which represents approximately 20% and 11.8% of the 2006 Investee’s common stock and notes, respectively.

Each of these investments are being accounted for under the equity method of accounting.

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

We are subject to the jurisdiction of the FAA with respect to our aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections. The FAA also has the power to bring proceedings for the enforcement of Federal Aviation Regulations including the assessment of civil penalties and to seek criminal sanctions.

We are subject to various federal and local laws and regulations pertaining to other issues of environmental protocol. We believe we are in compliance with all governmental laws and regulations regarding environmental protection.

We are also subject to the jurisdiction of the Federal Communications Commission with respect to the use of our radio facilities and the United States Postal Service with respect to carriage of United States mail. We believe we are in compliance with any such governmental laws and regulations.

Local governments in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement and curfews. We believe we are in compliance with any such governmental laws and regulations.

Kunpeng is subject to the laws and regulations of China applicable to domestic commercial regional air carriers, including the regulations of the Civil Aviation Administration of China (the “CAAC”). In order to operate as a commercial carrier, Kunpeng is required to apply for various approvals and permits and is subject to the examination and inspection of the CAAC. The CAAC has the authority to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect Kunpeng’s books, properties and records, and to mandate conditions of carriage. The CAAC also has the power to bring proceedings for the enforcement of air carrier economic regulations including the assessment of civil penalties and to seek criminal sanctions.

Kunpeng is also subject to the jurisdiction of the Administration of Industry and Commerce (the “AIC”) with respect to corporate document filing and general business activities. The AIC has the authority to inspect the business activities and the business records of Kunpeng and has the power to initiate proceedings for sanctions on Kunpeng’s corporate activities for any violation of laws and/or regulations.

In addition, Kunpeng is subject to various national and local laws and regulations of China, including those regarding safety, security, environmental protection and noise.

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

Our code-share agreement with US Airways allows US Airways, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period, of which five have been eliminated as of September 2007. US Airways has notified the Company of its intent to reduce the maximum number of CRJs in 2008. US Airways has used this provision to reduce the number of aircraft covered by the code-share agreement and we anticipate they will continue to further reduce the number of covered aircraft in accordance with the agreement. In addition, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice.

As of September 30, 2007, we operated 36 ERJ-145 aircraft for Delta pursuant to two code-sharing agreements. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. As part of Delta’s bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement (“Amended DCA”), as well as for a new code-sharing agreement (“Expansion DCA”).

Under the Amended DCA, six ERJ-145 aircraft will remain in service for up to three years, eight ERJ-145 aircraft will be removed at a rate of three aircraft per month, commencing in August 2008, and the remaining aircraft will be removed from service in May 2017 when the agreement terminates.

Because a majority of our operating revenues from continuing operations are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2007, our US Airways revenue-guarantee code-share agreement accounted for 44.0% of our consolidated passenger revenues, our Delta code-share agreement accounted for 19.0% of our consolidated passenger revenue and our United code-share agreement accounted for 35.1% of our consolidated passenger revenues.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no minimum levels of utilization specified in the code-share agreements. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other such events could have a material adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

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

If the holders of our 6.25% Senior Convertible Notes Due 2023 exercise their right to require the Company to redeem their notes, our liquidity could be adversely affected or we may issue additional stock, which would dilute existing stockholders.

In June 2003, we completed the private placement of senior convertible notes due 2023 (the “Notes”), which resulted in gross proceeds of $100.1 million ($96.9 million net). The Notes were sold at an issue price of $397.27 per note and are convertible into shares of our common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. Holders of the Notes may convert their Notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the Notes have been called for redemption; or (iv) specified corporate transactions occur. The holders of the Notes may require the Company to repurchase the Notes on June 16, 2008 at a price of $397.27 per $1,000 note plus accrued and unpaid cash interest. If the holders of these Notes exercise their right to require the Company to repurchase their Notes on June 16, 2008, the Company will be required, at its election, to repurchase such Notes with cash, common stock, or a combination thereof.

As a result of prior conversions of the Notes by noteholders, at September 30, 2007, there were approximately $37.8 million in Notes outstanding. If the holders of these Notes exercise their right to require the Company to repurchase all of the Notes on June 16, 2008, the Company will be required to repurchase such Notes for approximately $37.8 million in cash, common stock, or a combination thereof. If Mesa elects to issue shares of its common stock in lieu of cash, such shares must be issued pursuant to an effective registration statement filed with the Securities and Exchange Commission. No assurance can be given that the Company will be able to timely register shares of common stock. The failure to do so would be a breach of the terms of the indenture covering the Notes. In addition, if Mesa elects to issues additional stock to meet this purchase obligation, this issuance would dilute existing stockholders.

If we experience a lack of labor availability or strikes, it could result in a decrease of revenues due to the cancellation of flights.

The operation of our business is significantly dependent on the availability of qualified employees, including, specifically, flight crews, mechanics and avionics specialists. Historically, regional airlines have periodically experienced high pilot turnover as a result of air carriers operating larger aircraft hiring their commercial pilots. Further, the addition of aircraft, especially new aircraft types, or transferring of aircraft between operating entities can result in pilots upgrading between aircraft types and becoming unavailable for duty during the required extensive training periods. There can be no assurance that we will be able to maintain an adequate supply of qualified personnel or that labor expenses will not increase.

At September 30, 2007, we had approximately 4,800 employees, approximately 2,700 of whom are members of two labor unions, including ALPA and the AFA. Our collective bargaining agreement with ALPA became amendable in September 2007 and we are in the early stages of negotiations with respect to such agreement. Our collective bargaining agreement with the AFA became amendable in June 2006 and we are in mediated negotiations. The inability to negotiate acceptable contracts with existing unions as agreements become amendable or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business, financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified “cooling off” periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

We are currently experiencing increased pilot turnover which at times is a significant issue among regional carriers when major carriers are hiring experienced commercial pilots away from regional carriers. The addition of aircraft, especially new aircraft types or transferring of aircraft between operating entities, can result in pilots upgrading between aircraft types and becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover and unavailability will not be a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that sufficient numbers of new pilots will be available to support any future growth.

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

We are also subject to the jurisdiction of the FAA with respect to our aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections. The FAA also has the power to bring proceedings for the enforcement of Federal Aviation Regulations including the assessment of civil penalties and to seek criminal sanctions.

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

Recently, proposals to address congestion at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as “congestion pricing” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace. Furthermore, events related to extreme weather delays in late 2006 and early 2007 have caused Congress and the DOT to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. To the extent these costs are not absorbed by our code share partners, our revenues and results of operations could similarly be materially adversely affected.

Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union. Although we do not operate in the European Union, future laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions applicable to our areas of operation may adversely affect our operations and financial results.

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

Congress has adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. The Aviation Safety Commission’s report recommends the adoption of further measures aimed at improving the safety and security of air travel. We cannot forecast what additional security and safety requirements may be imposed on our operations in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant. To the extent that the costs of complying with any additional safety and security measures are not reimbursed by our code-share partners, our results of operations could be adversely affected.

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

We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of September 30, 2007 the average age of our fleet excluding Beechcraft 1900D’s is 5.2 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program has required a significant increase in our leverage.

The airline business is very capital intensive and we are highly leveraged. For the year ended September 30, 2007, our debt service payments, including principal and interest, totaled $77.1 million and our aircraft lease payments totaled $239.7 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $2.1 billion at September 30, 2007. As of September 30, 2007, our growth strategy involves the acquisition of ten more CRJ-700 regional jets, with deliveries beginning late fiscal 2008 and 13 more CRJ-900 aircraft, being leased directly from Delta for $1.00 per month in connection with the Delta code-share agreement of March 2007, with delivery through 2009. As of September 30, 2007, we had permanently financed all aircraft delivered under the 2001 Bombardier Regional Aircraft Agreement (“BRAD”) agreement. We may utilize interim financing provided by the manufacturer and have the ability to fund up to 15 aircraft at any one time under this facility. There are no assurances that we will be able to obtain permanent financing for the ten CRJ-700 future aircraft deliveries.

There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft necessary for our expansion. If we default under our loan or lease agreements, the lender/lessor has available extensive remedies, including, without limitation, repossession of the respective aircraft and, in the case of large creditors, the effective ability to exert control over how we allocate a significant portion of our revenues. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations and investment requirements could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

•	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

•	limiting the ways in which we can use our cash generated from operations, much of which may have to be used to satisfy debt and lease obligations and investment requirements; and

•	adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

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

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against us in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that we had breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleged, among other things, that we breached the Confidentiality Agreement by (a) using the evaluation material in deciding to enter the Hawaiian inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, sought unspecified damages, requested that we turn over to Hawaiian any evaluation material in our possession, custody or control, and also sought an injunction preventing our subsidiary, go! from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

On October 30, 2007, the Bankruptcy Court found that we violated the terms of the Confidentiality Agreement and awarded Hawaiian $80.0 million in damages and ordered us to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. This ruling arose out of the Bankruptcy Court’s finding that our former executive vice president and Chief Financial Officer intentionally and in bad faith destroyed evidence pertinent to Hawaiian’s case against us. Mr. Murnane was terminated on November 2, 2007. While we have filed a notice of appeal to this ruling, we can give no assurance that our appeal will result in a favorable outcome for us. In November 2007, we posted a $90.0 million bond as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court. If we are unable to successfully overturn this ruling or reduce the amount of damages award, we will lose some or all of the cash securing the bond.

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. The case is in its incipient stages and a tentative trial date of October 28, 2008 has been scheduled by the court.

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

Our business is labor intensive, we require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

We may be unable to profitably operate our Hawaiian airline, which could negatively impact our business and operations.

In June 2006, we launched our independent inter-island Hawaiian airline operation named go! and have incurred operating losses since inception. Providing service in Hawaii will require ongoing investment of working capital by Mesa and management attention and focus.

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

We have experienced significant operating and cash losses in certain areas of operations which could negatively impact our business and operations.

We have experienced significant cash losses in our Air Midwest operations. In the fourth quarter of fiscal 2007 the Company committed to a plan to sell Air Midwest or certain assets thereof. There can be no assurance that we will be successful in our efforts to find a buyer for such operations or assets.

We have three equity method investments as of September 30, 2007. During fiscal 2007, we incurred significant non-cash losses related to these investments. We are not in control of the operations for these investments. Accordingly, we cannot control or predict the future impact these investment may have on our business, financial condition or results of operations.

Risks Related to Our Joint Venture in China

If we became involved in a dispute with Shenzhen Airlines related to the Joint Venture Agreement, we could experience difficulties in initiating litigation in a United States court, enforcing judgments of a United States court or bringing original actions in China.

The Joint Venture Agreement is governed by the laws of China. As a result, it may not be possible to enforce our rights under the Joint Venture Agreement through litigation in a United States court in the event of a dispute arising under the Joint Venture Agreement. Moreover, even if we were able to bring litigation in a United States court, uncertainty exists as to whether the courts of China would recognize or enforce judgments of United States courts. Additionally, although China’s legal system is continually evolving, we can give no assurance that we would be able to bring an original action before a court in China, or, if we were able to do so, that a court in China would render a fair and impartial verdict.

We face significant risks if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to Kunpeng’s operations in China.

The Joint Venture Agreement is governed by the laws of China and Kunpeng’s operations are located solely in China. Consequently, Kunpeng’s results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Kunpeng’s operations and results could be materially affected by a number of factors, including, but not limited to:

•	changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

•	confiscatory taxation;

•	changes in employment restrictions;

•	restrictions on imports and sources of supply;

•	import duties;

•	corruption;

•	currency revaluation; and

•	the expropriation of private enterprise.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered in the future, then Kunpeng’s business could be adversely affected. Kunpeng could even be subject to the risk of nationalization, which could result in the total loss of our investment in Kunpeng. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by Kunpeng. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications. Any of these actions could have a material adverse effect on Kunpeng’s business results of operations and the return we could derive from this investment.

Chinese laws and regulations governing Kunpeng’s current business operations are sometimes vague and uncertain. Any changes in such Chinese laws and regulations may have a material and adverse effect on Kunpeng’s business.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing Kunpeng’s business, equity ownership, or the enforcement and performance of Kunpeng’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on Kunpeng’s business. If the relevant authorities find Kunpeng in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking Kunpeng’s business and other licenses;

•	requiring that Kunpeng restructure its ownership or operations; and

•	requiring that Kunpeng discontinue any portion or all of its business.

Controversies affecting China’s trade with the United States may negatively affect our operations.

While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies and trade disagreements between the United States and China may arise that have a material adverse effect upon our investment in Kunpeng.

Kunpeng’s labor costs are likely to increase as a result of changes in Chinese labor laws.

The Chinese labor market recently experienced an increase in the cost of labor. Recent changes in Chinese labor laws that are effective January 1, 2008 are likely to increase costs further and impose restrictions on Kunpeng’s relationship with its employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a material adverse effect upon Kunpeng’s business and results of operations.

Whether Kunpeng will receive preferential tax treatment under Chinese law is currently unclear. If Kunpeng does not receive such preferential tax treatment, its profitability may be negatively impacted.

Prior to the adoption of the Chinese Enterprise Income Tax Law on March 16, 2007 (the “EIT Law”), Chinese income tax law provided that enterprises such as Kunpeng were entitled to receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50% reduced income tax in the third through fifth years. Kunpeng’s business license was issued after adoption of the EIT Law. Accordingly, Chinese tax authorities may conclude that Kunpeng is not entitled to such preferential tax treatment.

The full tax exemption for the enterprise income tax expired on December 31, 2005 and the one-half reduction on the enterprise profit tax to 13.5% will expire on December 31, 2008. Regardless of whether Kunpeng is granted preferential tax treatment by China’s tax authorities, after such tax holidays, Kunpeng’s profits will be subject to the full tax rate of 25%, effective as of January 1, 2008 in accordance with the EIT Law passed in 2007. If Kunpeng is not granted preferential tax treatment, and in any event, after January 1, 2008, Kunpeng’s tax obligations could materially impact its operations.

Under the EIT Law, a uniform tax rate of 25% has been adopted for all enterprises (including foreign-invested enterprises) and several tax incentives enjoyed by foreign-invested enterprises have been cancelled. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the Chinese government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Kunpeng at this time. Moreover, because Kunpeng’s business license was issued after promulgation of the EIT law, we can give no assurance that Chinese tax authorities will grant Kunpeng preferential tax treatment. Further, any future increase in the enterprise income tax rate applicable to Kunpeng or other adverse tax treatments would have a material adverse effect on Kunpeng’s results of operations and financial condition.

Fluctuations in exchange rates of the Renminbi, or RMB, could adversely affect the value of and dividends, if any, payable on shares of Kunpeng’s registered capital or otherwise impact our operations and profitability.

Since (i) Kunpeng’s income and profit are mainly denominated in the Chinese Renminbi, and (ii) the payment of dividends, if any, by Kunpeng will be in Renminbi, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of our equity investment in Kunpeng and dividends payable to us by Kunpeng, in foreign currency terms. For example, to the extent that we need to convert Renminbi we receive as a profit distribution from Kunpeng, if the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. Conversely, if we decide to convert our U.S. Dollars into Renminbi for the purpose of making additional investment in Kunpeng and the Renminbi appreciates against the U.S. Dollar, the Renminbi equivalent of the U.S. Dollar we convert would be reduced.

As of December 10, 2007, our outstanding obligation to make additional capital contributions to Kunpeng under the Joint Venture Agreement had an aggregate fair value of approximately $26.5 million (or approximately 196,000,000 Renminibi). The potential increase in the fair value of this obligation resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.65 million at December 10, 2007.

The ability of Kunpeng to make profit distributions to us may be restricted due to foreign exchange control regulations of China.

The ability of Kunpeng to make profit distributions to us may be restricted due to the foreign exchange control policies and availability of cash balances. Since substantially all of Kunpeng’s operations are conducted in China and a majority of its revenues are generated in China, a significant portion of its revenue earned and currency received are denominated in Renminbi.

The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Renminbi is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict Kunpeng’s ability to remit sufficient foreign currency to make profit distributions to us, or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Kunpeng from obtaining sufficient foreign currency to satisfy its currency demands, it may not be able to make profit distributions to us or pay certain of its expenses as they come due.

We are a joint venture partner in a new regional air carrier in the People’s Republic of China to whom we sublease aircraft. If the regional carrier is unable to operate profitably, or if for any reason it defaults under a sublease with us, such event would have a material adverse effect on our financial condition and results of operations.

As a joint venture partner with Shenzhen Airlines, we are a co-owner of Kunpeng, a regional air carrier certificated under the laws of the People’s Republic of China. In addition to our joint venture interest in Kunpeng, we currently sublease three regional jets to Kunpeng and are in negotiations to sublease additional aircraft to Kunpeng in the future. We lease these aircraft from unrelated third parties under long-term leases (“Headlease”) and as the lessee we are responsible for rent as well as all costs of maintaining, operating and insuring the aircraft. We pass along most of those costs to the sublessee under the sublease, but we are not thereby released from our obligations under the Headlease. If the sublessee defaults and fails to perform any of its obligations under a sublease, that failure may result in a default by us under the related Headlease. If Kunpeng were to default under a sublease, for any reason, that default would have a material adverse effect on the value of our investment in the joint venture, and would also have a material adverse effect upon our ability to perform our obligations under the related Headlease, including our obligation to pay rent and to maintain the aircraft in a specified airworthy condition. Any of these events could materially and adversely affect our financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Provisions in our charter documents might deter acquisition bids for us.

Our articles of incorporation and bylaws contain provisions that, among other things:

•	authorize our board of directors to issue preferred stock ranking senior to our common stock without any action on the part of the stockholders;

•	establish advance notice procedures for shareholder proposals, including nominations of directors, to be considered at stockholders’ meetings;

•	authorize a majority of our board of directors, in certain circumstances, to fill vacancies on the board resulting from an increase in the authorized number of directors or from vacancies;

•	restrict the ability of stockholders to modify the number of authorized directors; and

•	restrict the ability of stockholders to call special meetings of stockholders.

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

Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2007:

	Number of Aircraft
				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	Sept. 30, 2007	Capacity

CRJ-200/100 Regional Jet	2	57	59	52	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	25	39	38	86	(1)
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	34	—	34	20	19	(2)
Dash-8	—	27	27	16	37	(3)

Total	58	157	215	182

(1) —	One CRJ-900 aircraft has a passenger capacity of 76, delivered in fiscal 2007 and began revenue service in fiscal 2008.

(2) —	In connection with its decision to discontinue the Air Midwest turboprop operations, the Company began soliciting bids for the sale of the 20 aircraft in operation as of September 30, 2007.

(3) —	As discussed in the Delta Code Share Agreement section (Part I), 11 Dash-8’s are in process of being returned to the respective lessors.

See “Business — Airline Operations” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for a discussion regarding the Company’s aircraft fleet commitments.

In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

			Approximate
Type	Location	Ownership	Square Feet

Headquarters	Phoenix, AZ	Leased	36,000
Training/Administration	Phoenix, AZ	Leased	27,000
Hangar/Office	Phoenix, AZ	Leased	22,000
Engine Shop & Commissary	Phoenix, AZ	Leased	25,000
RAS Office/Component Overhaul Facility	Phoenix, AZ	Leased	19,000
Customer Service Training/Storage	Phoenix, AZ	Leased	10,000
Office (East Coast)	Charlotte, NC	Leased	5,500
Hangar	Charlotte, NC	Leased	30,000
Hangar	Columbia, SC	(1)	20,000
Hangar	Columbia, SC	(1)	35,350
Hangar	Grand Junction, CO	(1)	25,000
Hangar/Office	Wichita, KS	(1)	20,000
Training/Administration	Farmington, NM	(1)	10,000
Hangar	Farmington, NM	(1)	24,000
Hangar/Office	Dubois, PA	(1)	23,000
Hangar	Orlando, FL	Leased	18,693
Office	Honolulu, HI	Leased	7,793
Hangar	Chicago, IL	Leased	16,448

(1)	Building is owned, underlying land is leased.

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

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleged, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material in deciding to enter the Hawaiian inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, sought unspecified damages, requested that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control (the “Turnover Claim”), and also sought an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

On October 30, 2007, the Bankruptcy Court found that the Company violated the terms of the Confidentiality Agreement and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. This ruling arose out of the Bankruptcy Court’s finding that our former executive vice president and Chief Financial Officer (“CFO”), intentionally and in bad faith destroyed evidence pertinent to Hawaiian’s case against us. While we have filed a notice of appeal to this ruling and posted a $90.0 million bond, we can give no assurance that our appeal will result in a favorable outcome for us. In connection with these findings, we conducted a board of directors led internal investigation utilizing external forensic accountants and legal counsel to determine the extent, if any, of evidence that may exist indicating that our former CFO committed any other similar actions, or violated any other company policies or controls. This investigation was completed in December 2007, and nothing came to our attention that lead us to believe that any other issues existed.

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and a tentative trial date of October 28, 2008 has been scheduled by the court.

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

	Fiscal 2007		Fiscal 2006
Quarter	High	Low	High	Low

First	$9.24	$7.41	$11.98	$8.45
Second	8.82	7.26	12.70	10.47
Third	8.02	6.51	11.14	8.69
Fourth	7.25	4.38	10.18	7.36

On January 11, 2008, we had 984 stockholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Equity Compensation Plans

The following table sets forth certain information as of September 30, 2007, concerning outstanding options and rights to purchase common stock granted to participants in all of the Company’s equity compensation plans (including the Outside Director’s Stock Option Plan) and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,779,189	$7.11	521,369
Equity compensation plans not approved by security holders(1)	836,000	$8.49	—

Total	3,615,189	$7.43	521,369

(1)	The Board of Directors adopted the 2001 Key Officer Plan on July 13, 2001. An aggregate of 2,000,000 shares are authorized for issuance under this plan. The Company’s Chief Executive Officer and President are the only persons eligible to participate in the plan.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mesa Air Group, Inc., The NASDAQ Composite Index
And The AMEX Airline Index (Peer Group)

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

The following table sets forth information required regarding repurchases of common stock that we made during the twelve months ended September 30, 2007:

Issuer Purchases of Equity Securities

				Maximum
				Number of
			Cumulative Number of	Shares That
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid per Share	Announced Plan(1)	Under the Plan

Three months ended December 31, 2006	530,225	$8.03	10,960,765	8,461,496
Three months ended March 31, 2007	2,692,174	$7.64	13,652,939	5,769,322
Three months ended June 30, 2007	2,248,246	$6.79	15,901,185	13,521,076
Three months ended September 30, 2007	—	$—	15,901,185	13,521,076

(1)	Under resolutions adopted and publicly announced in December 1999, January 2001, October 2002, October 2004, April 2005, October 2005 and May 2007 our Board of Directors has authorized the repurchase, of up to an aggregate of approximately 29.4 million shares of our common stock. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. As of September 30, 2007 the Company has spent approximately $106.8 million to purchase and retire approximately 15.9 million shares of its outstanding common stock.

Item 6.	Selected Financial Data

Selected Financial Data and Operating Statistics

The selected financial data as of and for each of the five years ended September 30, 2007, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D 19-seat turboprop code-share operations with US Airways. All assets and liabilities and results of operations associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations.

Consolidated Statement of Operations and Balance Sheet data as of September 30 (000’s):

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)

Consolidated Statement of Operations Data — Continuing Operations:
Net operating revenues	$1,298,064	$1,284,903	$1,076,005	$815,098	$513,848
Operating expenses	1,371,836	1,182,514	943,006	741,137	452,024
Operating income	(73,772)	102,389	132,999	73,961	61,824
Interest expense	39,380	34,209	41,324	21,892	9,816
Income (loss) before income taxes	(108,922)	61,942	99,400	55,011	47,837
Net income (loss) from continuing operations	(71,538)	37,103	61,563	32,000	29,774
Net income (loss) per share — continuing operations:
Basic	$(2.31)	$1.11	$2.11	$1.02	$0.94
Diluted	(2.31)	(0.91)	1.45	0.78	0.88
Net loss from discontinued operations	$(10,023)	$(3,136)	$(4,696)	$(5,718)	$(4,464)
Consolidated Balance Sheet Data — Continuing Operations:
Working capital (deficit)	$192,916	$187,635	$225,176	$3,739	$(16,357)
Total assets	1,226,296	1,238,213	1,167,671	1,121,537	712,452
Long-term debt, excluding current portion	561,946	500,363	589,029	500,921	199,023
Stockholders’ equity	$145,100	$264,210	$176,670	$128,904	$111,973
Consolidated Operating Statistics*:
Passengers carried	16,393,027	14,839,701	13,088,872	10,239,915	6,444,459
Revenue passenger miles (000)	6,952,438	6,840,101	6,185,864	5,035,165	2,814,480
Available seat miles (“ASM”) (000)	9,182,517	9,139,340	8,715,749	7,107,684	4,453,707
Block hours	616,591	571,827	571,339	513,881	393,335
Average passenger journey in miles	424	461	473	492	436
Average stage length in miles	364	397	389	390	337
Load factor	75.7%	74.8%	71.0%	70.8%	63.2%
Break-even passenger load factor	74.6%	61.1%	53.3%	53.6%	46.3%
Revenue per ASM in cents	14.9	14.6	13.0	12.6	13.4
Operating cost per ASM in cents	14.7	13.5	11.6	11.7	12.3
Average yield per revenue passenger mile in cents	19.7	19.5	18.4	17.8	21.3
Average revenue per passenger	$82.14	$87.96	$84.25	$84.81	$89.44
Aircraft in service	182	191	182	180	150
Cities served	184	173	176	181	163
Number of employees	4,800	5,200	4,600	5,000	3,600

*	Operating statistics include Air Midwest turboprop operations

(1)	Net loss in fiscal 2007 includes the pretax effect of recognizing a loss contingency of $86.9 million, impairment of contract incentives of $25.3 million, $11.6 million of exit costs associated with the elimination of the Dash-8 JFK operations, and $6.4 million in impairment charges related to leasehold improvements made to certain aircraft under the United code-share agreement.

(2)	Net income in fiscal 2006 includes a bankruptcy settlement of $12.1 million (pretax) and debt conversion costs of $13.1 million (pretax).

(3)	Net income in fiscal 2005 includes the net effect of reversing certain impairment and restructuring charges of $1.3 million.

(4)	Net income in fiscal 2004 includes the net effect of impairment and restructuring charges of $11.9 million (pretax).

(5)	Net income in fiscal 2003 includes the effect of impairment and restructuring charges of $1.1 million (pretax) and the reversal of impairment and restructuring charges of $12.0 million (pretax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Fiscal 2007 was a year of challenges and modest successes for us. During fiscal 2007 we formed a joint venture in China with Shenzhen Airlines and commenced flying 50-seat CRJ-200 aircraft. We expect to be flying 10 aircraft by the summer of 2008 in time for the Beijing Olympic Games. China’s market is considerably larger than the U.S and we expect this joint venture to materially contribute to our results of operations in the future. This new joint venture has also enabled us to transition certain excess 50-seat regional jet aircraft to China and reduce our exposure to certain unprofitable 50-seat regional jets flying with United Airlines.

In connection with an amendment to and assumption of our existing Delta Connection Agreement, we received a general unsecured claim of $35.0 million as part of Delta’s bankruptcy proceeding. During the third quarter of 2007 the Company received 787,261 shares of Delta stock representing approximately 89% of the total award. These shares were sold in the same quarter for approximately $16.5 million. The resulting gain was deferred and is being amortized over the remainder of the Amended DCA.

We experienced a setback in our Hawaiian litigation. In October 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company violated the terms of a confidentiality agreement between Hawaiian and Mesa and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. A loss contingency of $86.9 million has been recorded in the Statements of Operations for fiscal 2007. We have filed a notice of appeal to this ruling.

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

During fiscal 2007, we parked 12 Dash-8 aircraft, associated with the Delta code-share agreement. Due to higher than anticipated costs associated with our Delta Dash-8 fleet related to our JFK operations, the Company and Delta developed a joint plan to eliminate the Dash-8 fleet from the JFK operations. The agreement reached with Delta called for service to conclude by August 21, 2007. Losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. The estimated costs associated with the parking and early termination of the lease agreements totaling approximately $11.6 million have been recorded in our Statements of Operations in fiscal 2007.

Although we experienced relatively flat operating revenues, from $1.28 billion in fiscal 2006 to $1.30 billion in fiscal 2007, we experienced material increases in Maintenance, Air and Traffic Servicing, and General and Administrative expenses, resulting in our first annual net loss in five years.

Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations. Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve and expect to be out of all EAS markets by the end of fiscal 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

Code-Share Agreements

Freedom commenced operations with Delta in October 2005 and is contracted to operate up to 36 50-seat regional jet aircraft on routes throughout Delta’s network. During the second quarter of 2007, Delta exercised its right to terminate our turboprop code-sharing agreement and we subsequently removed all 12 Dash 8 aircraft from service recognizing exit costs of $11.6 million, but agreed to expand our service pursuant to an amendment to our existing code-sharing agreement and an agreement for a new service. Under the terms of the new code-sharing agreement, we are authorized to operate 14 CRJ-900 aircraft as a Delta Connection carrier. This new service began in November 2007 and as of December 2007, we are operating two CRJ-900 aircraft for Delta’s network.

Fleet

During fiscal 2007, we had a net reduction of 6 Dash-8’s related to Delta’s discontinuance of our turboprop code-sharing agreement, and we removed eight CRJ-200’s; five from US Airways and three from United.

Aircraft in Operation at September 30:

Type of Aircraft	2007	2006	2005

CRJ-200/100 Regional Jet	52	60	56
CRJ-700 Regional Jet	20	15	15
CRJ-900 Regional Jet	38	38	37
Embraer 145 Regional Jet	36	36	36
Beechcraft 1900D	20	20	22
Dash-8	16	22	16

Total	182	191	182

Rotable Spare Parts Maintenance Agreements

In fiscal 2005, we entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was completed in November 2005. Under the AAR agreement, AAR purchased certain of our existing rotable spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable. As of September 2007, $6.5 million remained outstanding and is due by AAR to Mesa at various dates over the next 2 years.

Summary of Financial Results — Continuing Operations

Mesa Air Group recorded a consolidated net loss from continuing operations of $71.5 million in fiscal 2007, representing a basic and diluted loss per share of $(2.31). This compares to consolidated net income from continuing operations of $37.1 million or $0.91 per diluted share in fiscal 2006 and consolidated net income from continuing operations of $61.6 million or $1.45 per diluted share in fiscal 2005.

Approximately 98% of our passenger revenue was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In fiscal 2007, approximately 97% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements. The remaining passenger revenues are derived from our go! operations.

Results of Continuing Operations

The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,
	2007	2006	2005

Passengers	15,993,110	14,506,666	12,598,849
Available seat miles (“ASM”) (000’s)	8,996,959	8,980,470	8,526,378
Revenue passenger miles (000’s)	6,879,624	6,777,016	6,091,456
Load factor	76.5%	75.4%	71.4%
Yield per revenue passenger mile (cents)	18.9	19.0	17.7
Revenue per ASM (cents)	14.4	14.3	12.6
Operating cost per ASM (cents)	15.2	13.2	11.1
Average stage length (miles)	392	433	439
Number of operating aircraft in fleet	162	171	162
Gallons of fuel consumed	201,526,868	205,593,333	194,770,284
Block hours flown	564,379	522,884	508,776
Departures	378,291	338,888	322,524

	Operating Expense Data
	Years Ended September 30,
	2007			2006			2005
			Cost			Cost			Cost
		% of Total	per		% of Total	per		% of Total	per
	Amount	Net	ASM	Amount	Net	ASM	Amount	Net	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)

Flight operations	$382,504	29.5%	4.3	$368,023	28.6%	4.1	$314,007	29.2%	3.7
Fuel	438,010	33.7%	4.9	446,788	34.8%	5.0	290,161	27.0%	3.4
Maintenance	254,626	19.6%	2.8	213,317	16.6%	2.4	173,869	16.2%	2.0
Aircraft and traffic servicing	82,248	6.3%	0.9	72,615	5.7%	0.8	59,407	5.5%	0.7
Promotion and sales	3,605	0.3%	—	1,990	0.2%	—	4	0.0%	—
General and administrative	71,818	5.5%	0.8	56,940	4.4%	0.6	64,761	6.0%	0.8
Depreciation and amortization	39,354	3.0%	0.4	34,939	2.7%	0.4	42,054	3.9%	0.5
Loss contingency	86,870	6.7%	1.0	—	—	—	—	—	—
Bankruptcy and vendor settlements	434	0.0%	—	(12,098)	(0.9)%	(0.1)	—	—	—
Impairment and restructuring charges (credits)	12,367	1.0%	0.1	—	—	—	(1,257)	0.1%	—

Total operating expenses	1,371,836	105.7%	15.2	1,182,514	92.0%	13.2	943,006	87.6%	11.1
Interest expense	(39,380)	(3.0)%	(0.4)	(34,209)	(2.7)%	(0.4)	(41,324)	(3.8)%	(0.5)
Interest income	14,314	1.1%	0.2	12,076	0.9%	0.1	2,888	0.3%	—
Loss from equity method investments	(3,868)	(0.3)%	—	(2,490)	(0.2)%	—	—	0.0%	—
Other income (expense)	$(6,216)	(0.5)%	(0.1)	$(15,824)	(1.2)%	(0.2)	$4,837	0.4%	0.1

Note: Numbers in the table above may not be recalculated due to rounding.

	Segment Data
Year Ended	Mesa/
September 30, 2007 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$1,278,239	$25,654	$274,320	$(280,149)	$1,298,064
Total operating expenses	1,245,422	39,587	328,569	(241,742)	1,371,836

Operating income (loss)	$32,817	$(13,933)	$(54,249)	$(38,407)	$(73,772)

Year Ended	Mesa/
September 30, 2006 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$1,272,206	$9,165	$247,474	$(243,942)	$1,284,903
Total operating expenses	1,168,390	15,010	209,381	(210,267)	1,182,514

Operating income (loss)	$103,816	$(5,845)	$38,093	$(33,675)	$102,389

Year Ended	Mesa/
September 30, 2005 (000’s)	Freedom	go!	Other	Elimination	Total

Total net operating revenues	$1,064,014	$—	$300,261	$(288,270)	$1,076,005
Total operating expenses	929,344	—	258,508	(244,846)	943,006

Operating income (loss)	$134,670	$—	$41,753	$(43,424)	$132,999

Fiscal 2007 Versus Fiscal 2006

Operating Revenues

In fiscal 2007, net operating revenue remained relatively unchanged at $1.3 billion for fiscal 2007 and fiscal 2006. Although contract revenue increased by $21.6 million, total operating revenues remained relatively unchanged in fiscal 2007 as compared to fiscal 2006. During the second quarter of fiscal 2007 the Company evaluated the recoverability of certain long-term assets which resulted in an impairment charge of $37.7 million. A portion of that charge, $25.3 million, related to certain contract incentives that had previously been paid to United and were reflected against gross revenue in the Statements of Operations. Operating revenues for go! increased $16.3 million, or 179.3%, primarily due to fiscal 2007 including twelve months of operations at go!, as compared to four months in fiscal 2006.

Operating Expenses

Flight Operations

In fiscal 2007, flight operations expense increased $14.5 million, or 3.9%, to $382.5 million from $368.0 million for fiscal 2006. On an ASM basis, flight operations expense increased 4.9% to 4.3 cents per ASM in fiscal 2007 from 4.1 cents per ASM in fiscal 2006. The increase is driven by incremental employee related expenses of approximately $13.0 million, which is primarily due to our Delta Dash-8 operation at JFK. In addition there was an increase due to go! results including twelve months of operations in fiscal 2007, as compared to four months in fiscal 2006.

Fuel

In fiscal 2007, fuel expense decreased by $8.8 million or 2.0%, to $438.0 million from $446.8 million for fiscal 2006. On an ASM basis, fuel expense decreased 2.0% to 4.9 cents per ASM in fiscal 2007 from 5.0 cents per ASM in fiscal 2006. Fuel cost per gallon in fiscal 2007 remained constant at $2.17 per gallon. The amount of fuel purchased in fiscal 2007 decreased resulting in an $8.8 million favorable volume variance. This decrease is due to a new direct supply agreement with United Airlines at three large stations. In fiscal 2007, approximately 97% of our fuel costs were reimbursed by our code-share partners.

Maintenance

In fiscal 2007, maintenance expense increased $41.3 million, or 19.4%, to $254.6 million from $213.3 million for fiscal 2006. On an ASM basis, maintenance expense increased 16.7% to 2.8 cents per ASM in fiscal 2007 from 2.4 cents per ASM in fiscal 2006. The increase in maintenance expense is primarily due to incremental costs of approximately $17.3 million related to changes in maintenance contracts and additional component repair, and aircraft heavy maintenance expense of approximately $19.3 million related to the aging CRJ-200 and Dash-8 fleet. Maintenance expense also increased as a result of increased headcount and the fact that go! included twelve months of operations in fiscal 2007 as compared to four months in fiscal 2006.

Aircraft and Traffic Servicing

In fiscal 2007, aircraft and traffic servicing expense increased by $9.6 million, or 13.3%, to $82.2 million from $72.6 million for fiscal 2006. On an ASM basis, aircraft and traffic servicing expense increased 13.1% to 0.9 cents per ASM in fiscal 2007 from 0.8 cents per ASM in fiscal 2006. Aircraft and traffic servicing related to our code-share operations increased $4.9 million, which is primarily due to incremental operations under the Delta contract in 2007 as compared to fiscal 2006. This increase is entirely reimbursed by our contract partner Delta, as it consists of passenger related costs, rents and landings. Aircraft and traffic servicing expenses at go! increased by $4.7 million, which is due to go! including twelve months of operations for fiscal 2007 as compared to four months in fiscal 2006.

Promotion and Sales

In fiscal 2007, promotion and sales expense increased by $1.6 million, or 81.2%, to $3.6 million from $2.0 million for fiscal 2006. The increase is due to go! results including twelve months of operations in fiscal year 2007 as compared to four months in fiscal 2006. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.

General and Administrative

In fiscal 2007, general and administrative expense increased $14.9 million, or 26.1%, to $71.8 million from $56.9 million for fiscal 2006. The increase is primarily related to bad debt expense, wages and legal expenses. Fiscal 2006 bad debt expense was reduced by the receipt of $7.2 million related to the Pre-Merger US Airways bankruptcy that was previously reserved and other items that were established in fiscal 2005. Wages increased in various corporate departments and legal expenses increased due to litigation involving go! and the start-up of the Chinese joint venture, Kunpeng Airlines.

Depreciation and Amortization

In fiscal 2007, depreciation and amortization expense increased $4.4 million, or 12.6%, to $39.4 million from $34.9 million for fiscal 2006. The increase was primarily due to the addition of three CRJ-700 aircraft during the second quarter of 2007, as well as a full years’ depreciation on aircraft purchased in fiscal 2006. In addition, depreciation and amortization increased due to go! results including twelve months of operations in fiscal year 2007 as compared to four months in fiscal 2006.

Loss Contingency

On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a confidentiality agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and posted a $90.0 million bond pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the Statements of Operations in the fourth quarter of fiscal 2007.

Bankruptcy and Vendor Settlements

In fiscal 2007, the Company received approximately 48,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways and recognized an approximate $2.4 million benefit, as compared to a $12.1 million benefit based on shares of US Airways common stock received in fiscal 2006. In fiscal 2007, the $2.4 million benefit in bankruptcy settlement was offset by approximately $2.9 million for an AAR component repair contract settlement.

Impairment and Restructuring Charges

In fiscal 2007, in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment charge of $12.4 million (which was in addition to the $25.3 million noted above) related to leasehold improvements pertaining to certain aircraft under the United and Delta code share agreements where the gross undiscounted cash flows related to long-lived assets was computed and found to be less than the carrying value of the long-lived assets. There were no such impairment charges in the twelve months ended September 30, 2006.

Interest Expense

In fiscal 2007, interest expense increased $5.2 million, or 15.1%, to $39.4 million from $34.2 million for fiscal 2006. Approximately one-half of this increase is due to higher average outstanding debt balances in fiscal 2007 as compared to fiscal 2006. The remainder of the increase is due to a higher variable rate portion of interest on our long-term debt.

Interest Income

In fiscal 2007, interest income increased $2.2 million, or 18.5%, to $14.3 million from $12.1 million for fiscal 2006. The increase is due to higher rates of return on our outstanding cash and cash equivalents and portfolio of marketable securities.

Loss from Equity Method Investments

In fiscal 2007, loss from equity method investments increased $1.4 million to $3.9 million from $2.5 million for fiscal 2006. The increase is due to our proportional share of losses on our investment in Kunpeng Airlines, which did not begin revenue generating activities until the end of fiscal 2007, our share of losses related to fiscal 2007 investment in the preferred shares of a closely held emerging markets payment processing related business, and losses associated with our 2006 investment in the common stock and notes of a closely held airline related business.

Other Income (Expense)

In fiscal 2007, other income (expense) decreased $9.6 million to ($6.2) million from ($15.8) million for fiscal 2006. The decrease is primarily due to $13.1 million in debt conversion expenses in fiscal 2006 that did not recur in fiscal 2007, partially offset by unrealized losses on investment securities.

Income Taxes

In fiscal 2007, our effective tax rate decreased from 40.1% for fiscal 2006 to 34.3%. The decrease in our effective tax rate is primarily due to the rate impact of the inverse relationship of operating losses and non-deductible items as well as increased valuation allowances and state-only tax items.

Fiscal 2006 Versus Fiscal 2005

Operating Revenues

In fiscal 2006, operating revenue increased by $208.9 million, or 19.4%, from $1.1 billion in fiscal 2005 to $1.3 billion in fiscal 2006. This increase is due, in large part, to a $155.8 million increase in fuel reimbursements by our code-share partners. In addition, fiscal 2006 included four months of our go! operations.

Operating Expenses

Flight Operations

In fiscal 2006, flight operations expense increased $54.0 million, or 10.8%, to $368.0 million from $314.0 million for fiscal 2005. On an ASM basis, flight operations expense increased 11.2% to 4.1 cents per ASM in fiscal 2006 from 3.7 cents per ASM in fiscal 2005. The increase is primarily driven by aircraft lease expense increasing $35.2 million in fiscal 2006, due to the sale and leaseback of 15 CRJ-900 aircraft in September 2005. In addition, wages and employee related expenses increased $18.4 million in fiscal 2006. These increases are a result of training costs associated with the transition of aircraft onto the Freedom certificate as well as the start up of the Company’s Delta Dash-8 operations at New York’s JFK airport. Flight operations expense also increased due to the start-up of go! operations.

Fuel

In fiscal 2006, fuel expense increased $156.6 million, or 47.1%, to $446.8 million from $290.2 million for fiscal 2005. On an ASM basis, fuel expense increased 46.0% to 5.0 cents per ASM in fiscal 2006 from 3.4 cents per ASM in fiscal 2005. Fuel cost per gallon in fiscal 2006 increased 45.6% from $1.49 per gallon in fiscal 2005 to $2.17 per gallon in fiscal 2006, resulting in a $140.5 million unfavorable price variance. In addition, the amount of fuel purchased in fiscal 2006 increased resulting in a $23.5 million unfavorable volume variance. In fiscal 2006, 99.9% of our fuel costs were reimbursed by our code-share partners.

Maintenance

In fiscal 2006, maintenance expense increased $39.4 million, or 22.7%, to $213.3 million from $173.9 million for fiscal 2005. On an ASM basis, maintenance expense increased 20% to 2.4 cents per ASM in fiscal 2006 from 2.0 cents per ASM in fiscal 2005. The increase was driven by an approximate $22.0 million increase in aircraft heavy maintenance and rotable spare part repair and rent expense, an approximate $8 million increase in engine maintenance, a $5.0 million increase in materials, repairs and servicing expenses, and a $2.3 million increase in hangar rent. These increases are due to the timing of certain maintenance events for the Company’s aircraft and the establishment of additional bases to support the United and Delta operations.

Aircraft and Traffic Servicing

In fiscal 2006, aircraft and traffic servicing expense increased by $13.2 million, or 22.2%, to $72.6 million from $59.4 million for fiscal 2005. On an ASM basis, aircraft and traffic servicing expense increased 15.9% to 0.8 cents per ASM in fiscal 2006 from 0.7 cents per ASM in fiscal 2005. Aircraft and traffic servicing related to our code-share business increased $10.7 million, which included a $5.6 million increase in station rents and a $4.5 million increase in passenger related costs, primarily landing fees. These increases were mainly a result of moving into higher cost East Coast cities for United and Delta. These costs are reimbursed by our code-share partners. In addition, expenses were higher by $2.5 million due to the go! startup costs in 2006.

Promotion and Sales

We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts. In fiscal 2006 we incurred $2.0 million due to the startup of go!. Promotion and sales expense in fiscal 2005 was negligible.

General and Administrative

In fiscal 2006, general and administrative expense decreased $7.8 million, or 12.1%, to $56.9 million from $64.8 million for fiscal 2005. The decrease was driven by administrative costs which included a $13.5 million reduction in bad debt expense from the Pre-Merger US Airways bankruptcy settlement and a $3 million reduction in medical expenses. These decreases were offset by a $1.8 million increase in legal expenses and a $1.7 million increase in utilities.

Depreciation and Amortization

In fiscal 2006, depreciation and amortization expense decreased $7.1 million, or 16.9%, to $34.9 million from $42.1 million for fiscal 2005. The decrease was primarily due to a $7.2 million reduction in depreciation expense as a result of permanently financing 15 CRJ-900 aircraft as operating leases in the fourth quarter of fiscal 2005.

Bankruptcy Settlement

In fiscal 2006, the Company received approximately 350,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways. The shares were valued at approximately $50 per share, therefore the Company recognized approximately $17.6 million in benefit from its claim. Of the $17.6 million, $5.5 million was applied to receivables that were previously reserved.

Impairment and Restructuring Charges

In fiscal 2005, we reversed $1.3 million in reserves for lease and lease return costs related to two Shorts 360 aircraft the Company returned to the lessor in January 2005.

Interest Expense

In fiscal 2006, interest expense decreased $7.1 million, or 17.2%, to $34.2 million from $41.3 million for fiscal 2005. The net decrease in interest expense was primarily due a $10.4 million reduction in interest expense as a result of permanently financing 15 CRJ-900 aircraft with operating leases in the fourth quarter of fiscal 2005, a $2.8 million reduction in convertible debt interest expense as a result of the conversion from debt to equity and a $1.0 million reduction in interest expense related to the financing of rotable inventory that was retired in the first quarter of fiscal 2006. These decreases were partially offset by a $6.4 million increase in interest expense on aircraft financing as a result of increases in variable interest rates.

Interest Income

In fiscal 2006, interest income increased $9.2 million to $12.1 million from $2.9 million for fiscal 2005. The increase is due to increases in the rates of return on our portfolio of marketable securities.

Loss from Equity Method Investments

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business. Our proportional share of losses associated with this investment totaled $2.5 million. There were no such losses in 2005.

Other Income (Expense)

In fiscal 2006, other income (expense) increased $20.6 million from an income of $4.8 million for fiscal 2005 to an expense of ($15.8) million for fiscal 2006. The increase is primarily due to $13.1 million increase in debt conversion costs and a $5.1 million decrease in gains on investment securities.

Income Taxes

In fiscal 2006, our effective tax rate increased from 38.3% for fiscal 2005 to 40.1%. The increase in our effective tax rate is mainly due to the inability to deduct stock option expense related to incentive stock options for income tax purposes.

Results of Discontinued Operations

In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain assets therein. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. Within the next fiscal year, the Company expects to sell Air Midwest in its entirety or sell certain operating assets thereof, primarily the twenty Beechcraft 1900’s. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations. All assets and liabilities associated with discontinued operations were reclassified to the balance sheet captions “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively.

Loss from discontinued operations for fiscal 2007 was $10.0 million, compared to a loss from discontinued operations of $3.1 million and $4.7 million for fiscal 2006 and 2005, respectively. The increase in net loss from discontinued operations in fiscal 2007 as compared to prior years was due primarily to increased maintenance costs and engine overhauls. Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations. The carrying value of all assets and liabilities of the discontinued operation approximated fair market value, therefore no adjustments related thereto have been recorded. In addition, no costs associated with exit or disposal activities as contemplated by SFAS No. 146 have been recorded.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2007, we had cash, cash equivalents, and marketable securities (including restricted cash) of $208.6 million, compared to $234.3 million at September 30, 2006. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash for the year ended September 30, 2007 were due primarily to cash flows from operations of $101.7 million. This positive cash flow was driven by changes in assets and liabilities including, $59.0 million of proceeds from sales of investment securities, an increase in accrued liabilities, and the add-back of the accrual for the loss contingency related to the judgment against go!.

Cash used in investing activities were $11.4 million driven by capital expenditures of $29.8 million related to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets. These amounts were offset by proceeds from the sale of flight equipment and returns of deposits previously paid on leases and equipment.

Cash used in financing activities was $53.4 million due primarily to net reductions in long-term debt totaling $44.6 million and common stock repurchased by the Company totaling $40.1 million. These uses were partially offset by $30.7 million of proceeds from receipt of deferred credits during fiscal 2007.

As of September 30, 2007, we had net receivables of approximately $49.4 million, compared to net receivables of approximately $42.4 million as of September 30, 2006. The amounts due consist primarily of receivables due from our code-share partners, Federal Excise tax refunds on fuel, insurance proceeds, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners were 47% of total gross accounts receivable at September 30, 2007.

Code-Share Partner’s Bankruptcy

On September 14, 2005, Delta Air Lines, Inc. filed for reorganization under Chapter 11 of the US Bankruptcy Code. During the second quarter of 2007, as part of Delta’s bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement, as well as for a new code-sharing agreement to operate 14 CRJ-900 regional jet aircraft. After service begins pursuant to the amended code-sharing agreement and the new code-sharing agreement, our regional jet fleet flying for Delta will consist of 14 CRJ-900’s and 36 ERJ-145s. Delta exited bankruptcy in April 2007.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2007, we have 157 aircraft on lease with remaining lease terms ranging from 1 to 16.5 years. Future minimum lease payments due under all long-term operating leases were approximately $2.1 billion at September 30, 2007.

3.625% Senior Convertible Notes due 2024

In February 2004, the Company completed the private placement of senior convertible notes (the “February 2004 Notes”) due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The February 2004 Notes were sold at an issue price of $583.40 per note and are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes fall below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

6.25% Senior Convertible Notes Due 2023

In June 2003, we completed the private placement of senior convertible notes due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on the notes at the rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, we will not pay cash interest on the notes prior to maturity, and the notes will begin accruing original issue discount at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of the notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, of all these notes would have been $252 million (see discussion of fiscal 2006 conversion below). Each of our wholly-owned subsidiaries guarantees the notes on an unsecured senior basis. The notes and the note guarantees are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the note guarantees are junior to the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

The notes were sold at an issue price of $397.27 per note and are convertible into shares of our common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. These notes became convertible in 2003. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note ($37.8 million in aggregate) plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

In fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company’s Senior Convertible Notes due 2023 (the “Notes”) converted their Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6.2 million shares of Mesa common stock and also paid approximately $11.3 million in debt conversion costs to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. There were no such conversions in fiscal 2007.

Interim and Permanent Aircraft Financing Arrangements

At September 30, 2007, we had no aircraft on interim financing. In October 2006, we entered into interim financing with a manufacturer for one aircraft. We subsequently entered into permanent financing, in January 2007, for such aircraft along with five other aircraft that were on interim financing at September 30, 2006. Such permanent financing of six aircraft was under one debt facility comprising senior and subordinated notes for each aircraft. In April 2007, we entered into interim lease financing with a manufacturer for two aircraft and subsequently entered into permanent financing in July 2007, through a sale and leaseback transaction with an independent third-party lessor. Under interim financing arrangements, we take delivery and title of the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, we reflect the aircraft and debt under interim financing on our balance sheet during the interim financing period. After taking delivery of the aircraft, it is our practice and our intention to subsequently enter into permanent financing or a sale and leaseback transaction with an independent third-party lessor. The proceeds from permanent financing, or the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on the sale and leaseback transaction is deferred and amortized over the life of the lease. These interim financings agreements typically have a term of six months and provide for monthly interest only payments at LIBOR plus 3%. The current interim financing agreement with the manufacturer provides for us to have a maximum of 15 aircraft on interim financing at any one time.

Other Indebtedness and Obligations

During January 2007, the Company permanently financed three CRJ-900 and three CRJ-700 aircraft with a combination of senior and subordinated debt totaling $135.3 million. The senior debt, totaling $120.3 million, bears interest at the monthly LIBOR plus 2.25% and requires monthly principal and interest payments. The subordinated debt, totaling $15.0 million, bears interest at a fixed rate of 8.31% and requires monthly principal and interest payments.

In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments.

In January and March 2004, the Company permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments.

In December 2003, we assumed $24.1 million of debt in connection with our purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through March 2008, converting to 12.5% thereafter, with principal and interest due monthly.

Restricted Cash

As of September 30, 2007, we had $12.2 million in restricted cash on deposit collateralizing various letters of credit outstanding and the ACH funding of our payroll.

Recent Developments — Posting of Bond in Hawaiian Litigation

In November 2007, we posted a $90.0 million bond in our litigation case with Hawaiian Airlines, which covers the original $80.0 million judgment, $4.7 million in legal fees, $3.4 million in interest and $1.9 million for additional costs. The bond was funded from cash on hand. See disclosure under “Litigation” for a summary of the Hawaiian Airlines litigation and the U.S. Bankruptcy Court’s ruling therein.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company has no off-balance sheet arrangements of the types described in the four categories above that they believe may have material current or future effect on financial condition, liquidity or results of operations.

Contractual Obligations

As of September 30, 2007, we had $674.3 million of long-term debt (including current maturities). This amount consisted of $493.4 million in notes payable related to owned aircraft used in continuing operations, $42.2 million in notes payable related to owned aircraft included in liabilities of discontinued operations, $137.8 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $0.9 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of September 30, 2007:

	Payment Due by Period
Obligations	2008	2009(5)	2010	2011	2012	Thereafter	Total
	(In thousands)

Long-term debt:
Note payable related to CRJ700s and 900s(1)	$46,086	$45,206	$44,320	$43,395	$42,452	$255,101	$476,560
2003 senior convertible debt notes (assuming no conversions)(2)	1,182	—	—	—	—	95,234	96,416
2004 senior convertible debt notes (assuming no conversions)(3)	3,625	1,813	—	—	—	171,409	176,847
Senior CR7 CR9	13,699	13,702	13,706	13,709	13,713	120,828	189,357
Subordinate CR7 CR9	2,719	2,719	2,719	5,698	3,619	—	17,474
Notes payable related to B1900Ds(6)	11,938	11,938	28,978	25,152	9,063	—	87,069
Note payable related to CRJ200s(1)	3,000	3,000	3,000	3,000	3,000	11,952	26,952
Mortgage note payable	109	824	—	—	—	—	933
Other	25	25	25	25	25	—	125

Total long-term debt	82,383	79,227	92,748	90,979	71,872	654,524	1,071,733

Payments under operating leases:
Cash aircraft rental payments(1)	220,707	196,055	194,879	200,910	203,875	1,071,325	2,087,751
Lease payments on equipment and operating facilities	1,392	962	947	956	880	318	5,455

Total lease payments	222,099	197,017	195,826	201,866	204,755	1,071,643	2,093,206

Future aircraft acquisition costs(4)	30,000	270,000	—	—	—	—	300,000
Minimum payments due under rotable spare parts maintenance agreement	26,650	29,371	32,225	32,614	33,153	103,323	257,336

Total	$361,132	$575,615	$320,799	$325,459	$309,780	$1,829,490	$3,722,275

(1)	Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.

(2)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note, the Company could be obligated to pay $37.8 million in fiscal 2008. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

(3)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $100.0 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

(4)	Represents the estimated cost of commitments to acquire ten CRJ-700 aircraft.

(5)	Although not included in the table, the Company has committed to contribute an additional $26.5 million prior to May 16, 2009. See “Capital Contribution to Kunpeng.”

(6)	Includes debt related to the 20 aircraft operated by Air Midwest that are currently held for sale. See discussion of discontinued operations in note 2 to the consolidated financial statements.

Maintenance Commitments

In January 1997, we entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for CRJ-200 aircraft engines. The agreement, which covers 66 GE CF34-3B1 jet engines operated by the Company, was most recently amended in the third quarter of fiscal 2007. The amended contract provided for a one-time payment, equal monthly payments for the remainder of the contract’s term and sets out a reduced base rate hourly fee. The contract expires in December 2008, at which time the engines that were covered by such contract are expected to transition to and be covered by the DTO (as defined below) maintenance program (as contemplated by the MOU with DTO referenced below).

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

In May 2002, the Company entered into a five-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. The monthly charges are made for seventy-two months and services are covered for sixty months. Services provided in the last year are on a time and materials basis. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The loan had a balance of $0, $2.0 million and $2.8 million at September 30, 2007, 2006 and 2005, respectively. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

In August 2005, we entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable to be paid over four years. The AAR Agreement was contingent upon the Company terminating an agreement for its CRJ-200 aircraft rotable spare parts inventory with GE Capital Aviation Services (“GECAS”) and including these rotables in the arrangement. We terminated the GECAS agreement and finalized the AAR Agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1.0 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, we are required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. As of September 30, 2007, the remaining minimum fees payable over the term of the agreement totaled $293.1 million. Based on this arrangement, we account for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, we may elect to purchase the covered inventory at fair value, but are not contractually obligated to do so.

In June 2006, we entered into a separate two-year agreement with AAR for the management and repair of our CRJ-200 aircraft rotable spare parts inventory associated with our go! operations. Under this agreement, we transferred certain existing spare parts inventory to AAR for $1.2 million in cash. AAR is required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, we are required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. As of September 30, 2007, the remaining minimum fees payable over the term of the agreement totaled $5.8 million. At termination, we have guaranteed the fair value of the underlying rotables. Based on this arrangement, we account for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR as a liability.

During the second quarter of fiscal year 2007, we entered into a memorandum of understanding (“MOU”) with Delta’s Technical Operations division (“DTO”) for its previously uncovered General Electric Aircraft Engines (“GE”) engines. As referenced above, the MOU contemplates that the GE CF334-3B1 engines, currently covered by the GE contract (scheduled to expired in December 2008), will be transitioned to and covered by the DTO maintenance program. The MOU requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the applicable period. Negotiations are continuing between the Company and DTO and we anticipate executing a final definitive agreement in the first quarter of fiscal year 2008.

We believe that the Company will be able to meet its ongoing financial requirements through a combination of existing liquidity, operational cash flows, refinancing or some type of capital market transaction.

Capital Contribution Commitment to Kunpeng

Under the terms of the Joint Venture Agreement, Shenzhen Airlines and the Company are obligated to contribute an additional RMB 204,000,000 and RMB 196,000,000 (approximately $27.6 million and $26.5 million, respectively, at December 10, 2007) to Kunpeng in accordance with Kunpeng’s operational requirements as determined by Kunpeng’s board of directors, but in any event, prior to May 16, 2009.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, medical claims and workers compensation claims reserves, impairment of long-lived assets and valuation of assets held for sale, costs to return aircraft, litigation claims and assessments and a valuation allowance for certain deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such historical experience and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Under the Company’s revenue-guarantee agreements with Delta, United and US Airways, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2007, 2006 and 2005 was $261.8 million, $248.5 million and $235.5 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of operations.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not have represented market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 12.7 million gallons and 67.4 million gallons of fuel under this arrangement in fiscal 2006 and 2005, respectively. The Company did not purchase any fuel under this arrangement in fiscal 2007.

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

During the second quarter of fiscal 2007, as part of Delta’s bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement (“Amended DCA”), as well as for a new code-sharing agreement (“Expansion DCA”). The compensation structure for the Expansion DCA is similar to the structure in the Amended DCA, except that the CRJ-900 aircraft will be owned by Delta and leased to us for a nominal amount and no mark-up or incentive compensation will be paid on fuel costs above a certain level or on fuel provided by Delta. Additionally, certain major maintenance expense items (engine and airframe) will be reimbursed based on actual expenses incurred. As a result, our revenue and expenses attributable to flying the CRJ-900’s will be substantially less than if we provided the aircraft.

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

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. In the fourth quarter of fiscal 2007, we reached a settlement with respect to a dispute with US Airways related to fees payable pursuant to the code-share agreement. In settlement of this dispute through July 2007, US Airways has agreed to pay us a lump sum of $7,464,000 plus agreed upon monthly amounts per aircraft for the period commencing in August 2007 through the balance of the agreement. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $5.6 million and $1.6 million at September 30, 2007 and 2006, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, our estimate of the allowance could be materially misstated.

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheets. In the event that the Company and/or one of its partners decide to exit an activity involving leased aircraft, losses may be incurred related to such an activity. In the event that the Company exits an activity that results in exit losses (as in the case of the Dash-8’s previously discussed), these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges.

Accrued Health Care Costs

We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet dates is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At September 30, 2007 and 2006, we accrued $2.2 million and $2.6 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially misstated.

Accrued Worker’s Compensation Costs

Beginning in fiscal 2005, we implemented a new worker’s compensation program. Under the program, we are self-insured up to a cap for worker’s compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At September 30, 2007 and 2006, we accrued $2.9 million and $3.4 million, respectively, for the cost of worker’s compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker’s compensation claims could be materially misstated.

Long-lived Assets, Aircraft and Parts Held for Sale

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As previously discussed, we recorded significant losses in fiscal 2007 related to the impairment of long-lived assets.

As discussed previously, in February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against us in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that we had breached, among other things, the terms of a Confidentiality Agreement. On October 30, 2007, the Bankruptcy Court found that we violated the terms of the Confidentiality Agreement and awarded Hawaiian $80.0 million in damages and ordered us to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. While we have filed a notice of appeal to this ruling, we can give no assurance that our appeal will result in a favorable outcome for us. In November 2007, we posted a $90.0 million bond as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court. In accordance with Financial Accounting Standards No. 5 “Accounting for Contingencies”, (“FAS 5”) we evaluated the judgment rendered against us for potential recognition in the financial statements. We determined that it was probable (defined as “likely to occur”) that the Company had incurred a loss and the amount of that loss was reasonably estimable (as defined by FAS 5) and accordingly we recorded a loss contingency of $86.9 million as of September 30, 2007 representing the sum of the judgment, legal fees and interest in this matter.

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards, capital loss carryforwards, and state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2007 and 2006, we had a valuation allowance of $1.8 million and $0.6 million, respectively, for certain state net operating loss carryforwards because we believe we will not be able to generate sufficient taxable income in these jurisdictions in the future to realize the benefits of these recorded deferred tax assets. We believe we will generate sufficient taxable income in the future to realize the benefits of our other deferred tax assets. This belief is based upon the Company having had pretax income in four of the last five fiscal years and we have taken steps to minimize the financial impact of our unprofitable subsidiaries. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net, adopting EITF-06-03 during the second quarter of fiscal 2007. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. We are in the process of evaluating the impact SFAS 157 will have on our financial condition and results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the “direct expense” method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of our debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $3.9 million impact on interest expense. We also have investments in debt securities. If short- term interest rates were to average 10% more than they did in fiscal year 2007 interest income would be impacted by approximately $1.4 million.

We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier’s profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the Delta, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2007, approximately 97% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.11 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

As of December 10, 2007, our outstanding obligation to make additional capital contributions to Kunpeng under the Joint Venture Agreement had an aggregate fair value of approximately $26.5 million. The potential increase in the fair value of this obligation resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.65 million at December 10, 2007.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Page	52	Report of Independent Registered Public Accounting Firm.
Page	53	Consolidated Statements of Operations — Years ended September 30, 2007, 2006 and 2005.
Page	54	Consolidated Balance Sheets — September 30, 2007 and 2006.
Page	55	Consolidated Statements of Cash Flows — Years ended September 30, 2007, 2006 and 2005.
Page	56	Consolidated Statements of Stockholders’ Equity — Years ended September 30, 2007, 2006 and 2005.
Page	57	Notes to Consolidated Financial Statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 3 to the consolidated financial statements, substantially all of the Company’s passenger revenue is derived from code-share agreements with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), and America West Airlines, Inc. (“America West”), which currently operates as US Airways as a result of a merger between America West and US Airways, Inc. (“US Airways”).

As discussed in Note 16 to the consolidated financial statements, on October 30, 2007, there was a judgment against the Company in the amount of $80 million related to a lawsuit. The Company filed a notice of appeal to this ruling in November 2007 and posted a $90 million bond pending the outcome of the litigation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 14, 2008

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Operating revenues:
Passenger	$1,313,220	$1,275,330	$1,063,826
Freight and other	10,168	9,573	12,179

Gross operating revenues	1,323,388	1,284,903	1,076,005
Impairment of contract incentives	(25,324)	—	—

Total net operating revenues	1,298,064	1,284,903	1,076,005
Operating expenses:
Flight operations	382,504	368,023	314,007
Fuel	438,010	446,788	290,161
Maintenance	254,626	213,317	173,869
Aircraft and traffic servicing	82,248	72,615	59,407
Promotion and sales	3,605	1,990	4
General and administrative	71,818	56,940	64,761
Depreciation and amortization	39,354	34,939	42,054
Loss contingency	86,870	—	—
Bankruptcy and vendor settlements	434	(12,098)	—
Impairment and restructuring charges (credits)	12,367	—	(1,257)

Total operating expenses	1,371,836	1,182,514	943,006

Operating income (loss)	(73,772)	102,389	132,999
Other expense:
Interest expense	(39,380)	(34,209)	(41,324)
Interest income	14,314	12,076	2,887
Loss from equity method investments	(3,868)	(2,490)	—
Other income (expense)	(6,216)	(15,824)	4,837

Total other expense	(35,150)	(40,447)	(33,600)

Income (loss) from continuing operations before taxes	(108,922)	61,942	99,400
Income tax provision (benefit)	(37,384)	24,839	37,837

Net income (loss) from continuing operations	(71,538)	37,103	61,563
Loss from discontinued operations, net of taxes	(10,023)	(3,136)	(4,696)

Net income (loss)	$(81,561)	$33,967	$56,867

Basic income (loss) per common share:
Income (loss) from continuing operations	$(2.31)	$1.11	$2.11
Loss from discontinued operations	(0.32)	(0.10)	(0.16)
Net income (loss) per share	$(2.63)	$1.01	$1.95
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(2.31)	$0.91	$1.45
Loss from discontinued operations	(0.32)	(0.07)	(0.10)
Net income (loss) per share	$(2.63)	$0.84	$1.35

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$72,377	$35,578
Marketable securities	124,016	186,764
Restricted cash	12,195	12,001
Receivables, net	49,366	42,422
Income tax receivable	877	615
Expendable parts and supplies, net	35,893	30,229
Prepaid expenses and other current assets	150,028	139,487
Deferred income taxes	46,123	4,115
Assets of discontinued operations	41,374	44,663

Total current assets	532,249	495,874
Property and equipment, net	627,136	634,154
Lease and equipment deposits	17,887	27,260
Equity method investments	16,364	12,510
Other assets	32,660	68,415

Total assets	$1,226,296	$1,238,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70,179	$25,817
Short-term debt	—	123,076
Accounts payable	61,007	54,973
Air traffic liability	4,211	5,392
Accrued compensation	7,353	4,311
Income taxes payable	1,235	1,008
Other accrued expenses	143,836	40,571
Liabilities of discontinued operations	51,512	53,091

Total current liabilities	339,333	308,239
Long-term debt, excluding current portion	561,946	500,363
Deferred credits	118,578	101,723
Deferred income taxes	42,318	44,531
Other noncurrent liabilities	19,021	19,147

Total liabilities	1,081,196	974,003
Stockholders’ equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 28,740,686 and 33,904,053 shares issued and outstanding, respectively	112,152	149,701
Retained earnings	32,948	114,509

Total stockholders’ equity	145,100	264,210

Total liabilities and stockholders’ equity	$1,226,296	$1,238,213

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(71,538)	$37,103	$61,563
Net loss from discontinued operations	(10,023)	(3,136)	(4,696)

Net income (loss)	(81,561)	33,967	56,867
Adjustments to reconcile (loss) income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	41,243	36,537	44,231
Impairment charges	37,691	—	(1,257)
Deferred income taxes	(44,221)	22,988	31,625
Unrealized loss on investment securities	3,747	648	514
Loss from equity method investment	3,930	2,490	—
Amortization of deferred credits	(14,038)	(11,043)	(6,202)
Amortization of restricted stock awards	1,165	1,261	1,178
Amortization of contract incentive payments	1,311	3,488	—
Tax benefit on stock compensation	—	—	160
Loss on sale of assets	526	611	—
Stock option expense	805	2,313	—
Debt origination costs written-off	—	1,800	—
Provision for obsolete expendable parts and supplies	2,071	559	1,195
Provision for (recovery of) doubtful accounts	4,565	(6,607)	6,915
Changes in assets and liabilities:
Net sales (purchases) of investment securities	59,003	(59,250)	(70,154)
Receivables	(12,167)	(9,447)	6,709
Income tax receivables	(262)	89	762
Expendable parts and supplies	(7,673)	542	(2,693)
Prepaid expenses	(10,554)	(41,296)	(58,704)
Other current assets	2,565	1,178	—
Contract incentive payments	—	(20,707)	(12,025)
Accounts payable	6,526	3,489	5,787
Income taxes payable	228	(227)	2,407
Loss contingency	86,870	—	—
Other accrued liabilities	19,901	20,060	(2,540)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	101,671	(16,557)	4,775

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Cash Flows from Investing Activities:
Capital expenditures	(29,831)	(44,561)	(41,873)
Proceeds from sale of flight equipment	10,040	20,076	449
Equity method investment	—	(15,000)	—
Change in restricted cash	(194)	(3,153)	636
Investment deposits	(7,785)	—	—
Change in other assets	6,953	3,410	4,088
Net returns (payments) of lease and equipment deposits	9,375	(961)	1,608

NET CASH USED IN INVESTING ACTIVITIES	(11,442)	(40,189)	(35,092)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(44,617)	(36,038)	(28,911)
Payments on financing rotable inventory	—	(15,882)	—
Proceeds from exercise of stock options and issuance of warrants	573	6,364	813
Debt issuance costs	—	—	(3,177)
Proceeds from pending sale of rotable inventory (customer deposits)	—	—	22,750
Common stock purchased and retired	(40,091)	(18,643)	(11,252)
Proceeds from receipt of deferred credits	30,705	13,095	20,412

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(53,430)	(51,104)	635

NET CHANGE IN CASH AND CASH EQUIVALENTS	36,799	(107,850)	(29,682)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,578	143,428	173,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,377	$35,578	$143,428

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$42,486	$39,132	$45,694
Cash paid (refunded) for income taxes, net	2,620	(125)	336
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Aircraft and engine delivered under interim financing provided by manufacturer	$23,644	$74,657	$351,187
Conversion of convertible debentures to common stock	—	62,278	—
Aircraft and engine debt permanently financed as operating lease	—	—	(397,432)
Short-term debt permanently financed as long-term debt	135,378	—	(118,041)
Inventory and other credits received in conjunction with aircraft financing	—	7,212	11,836
Note receivable received in conjunction with sale/financing of rotable spare parts inventory	—	18,835	—
Deferred gain on sale/financing of rotable spare parts inventory	—	2,174	—
Note receivable forgiven in retirement of rotable spare parts inventory	—	3,631	—
Rotable spare parts financed with long-term payable	—	4,157	—
Other assets reclassified to expendable inventory	—	1,677	—
Rotable spare parts reclassified to other assets	—	1,982	4,248
Receivable for credits related to aircraft financing	857	2,000	—

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common
		Stock
		and
		Additional
	Number of	Paid-in	Retained
	Shares	Capital	Earnings	Total

Balance at October 1, 2004	30,066,777	$105,229	$23,675	$128,904
Exercise of stock options	165,609	712	—	712
Common stock purchased and retired	(1,792,516)	(11,252)	—	(11,252)
Issuance of restricted stock	428,297	—	—	—
Amortization of restricted stock	—	1,178	—	1,178
Tax benefit — stock compensation	—	160	—	160
Amortization of warrants	—	33	—	33
Issuance of warrants	—	68	—	68
Net income	—	—	56,867	56,867

Balance at September 30, 2005	28,868,167	96,128	80,542	176,670
Conversion of debt to equity	6,227,845	62,278	—	62,278
Exercise of stock options and warrants	1,198,720	6,364	—	6,364
Common stock purchased and retired	(2,390,679)	(18,643)	—	(18,643)
Amortization of restricted stock	—	1,261	—	1,261
Stock based compensation	—	2,313	—	2,313
Net income	—	—	33,967	33,967

Balance at September 30, 2006	33,904,053	149,701	114,509	264,210
Exercise of stock options	123,149	573	—	573
Vesting of restricted stock	184,129	—	—	—
Common stock purchased and retired	(5,470,645)	(40,092)	—	(40,092)
Amortization of restricted stock	—	1,165	—	1,165
Stock based compensation	—	805	—	805
Net loss	—	—	(81,561)	(81,561)

Balance at September 30, 2007	28,740,686	$112,152	$32,948	$145,100

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended September 30, 2007

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”) a California corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation, MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company; and Ping Shan SRL (“Ping Shan”), a Barbados company with restricted liability. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is an independent regional airline serving 184 cities in 45 states, the District of Columbia, Canada, the Bahamas and Mexico. At September 30, 2007, the Company operated a fleet of 182 aircraft and had over 1,100 daily departures. The Company’s airline operations are conducted by three regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. (“America West”) which currently operates as US Airways and is referenced to herein as “US Airways;” as United Express under a code-share agreement with United Airlines, Inc. (“United”); and independently as go! The current US Airways is a result of a merger between America West and US Airways, Inc. (“Pre-Merger US Airways”). Freedom Airlines operates as Delta Connection under code-share agreements with Delta Airlines, Inc. (“Delta”). Air Midwest operates under code-share agreements with US Airways, Pre-Merger US Airways and Midwest Airlines, Inc. (“Midwest”). Air Midwest also operates an independent division, doing business as Mesa Airlines, from Albuquerque, New Mexico and select EAS markets. Approximately 98% of the Company’s consolidated passenger revenues for 2007 were derived from operations associated with code-share agreements.

The financial arrangements between Mesa and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The US Airways jet and Dash-8 code-share agreement, the Delta agreements, and the United code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company’s exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways and the Pre-Merger US Airways Beechcraft 1900 agreements and the Midwest Airlines agreement are pro-rate agreements, for which the Company receives an allocated portion of the passengers’ fare and pays all of the costs of transporting the passenger.

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

Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code-share agreement with the same code-share partner. The agreements with US Airways expire in 2012; the regional jet revenue-guarantee agreements with Delta expire between January 2017 and January 2018, but can be terminated earlier in November 2012; the agreement with United expires between 2010 and 2018. The pro-rate agreement with Pre-Merger US Airways was scheduled to terminate in October 2006, but has been extended as the terms of a new agreement are negotiated. The Company expects to enter into a new agreement on substantially similar terms. The pro-rate agreement with Midwest can be terminated by either party upon six months prior written notice. Although the provisions of the code-share agreements vary from contract to contract, generally each agreement is subject to cancellation should the Company’s subsidiaries fail to meet certain operating performance standards, and breach other contractual terms and conditions.

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. Accordingly, this operation has been presented as a discontinued operation within the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See note 2 “Discontinued Operations.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At September 30, 2007, the Company had $12.2 million in restricted cash on deposit with two financial institutions. We have an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $11.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit. The Company also must maintain $5.0 million on deposit with another financial institution to collateralize its direct deposit payroll.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated useful lives of the various classifications of property and equipment are as follows:

Buildings	30 years
Flight equipment	7-20 years
Equipment	5-12 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable inventory	Life of the aircraft or term of the lease, whichever is less
Leasehold improvements	Life of the asset or term of the lease, whichever is less

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See note 2 below.

In accordance with SFAS NO. 34 “Interest Capitalization”, the Company capitalizes interest on required deposits related to airplane purchase contracts. The Company capitalized approximately $1.0 million, $1.1 million and $0.9 million of interest in fiscal 2007, 2006 and 2005, respectively.

Other Long-Term Assets

Other long-term assets primarily consist of the upfront payments associated with establishing financing for aircraft, contract incentive payments, prepaid maintenance, notes receivable received pursuant to rotable spare parts financings and debt issuance costs associated with the senior convertible notes. The financing costs are amortized over the lives of the associated aircraft leases which are primarily 16-18.5 years. Contract incentive payments are amortized over the term or the modified term of the code-share agreements. These amounts were found to be impaired and were written off in the second quarter of fiscal 2007. Prepaid maintenance is amortized over the term of the related maintenance contract based upon the hours flown by the related aircraft. The debt issuance costs are amortized over the life of the senior convertible notes.

Air Traffic Liability

Air traffic liability represents the cost of tickets sold but not yet used. The Company records the revenue associated with these tickets in the period the passenger flies. Revenue from unused tickets is recognized when the tickets expire.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its consolidated subsidiaries file a consolidated federal income tax return.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable for Aircraft on Interim Financing

Aircraft under interim financing are recorded as a purchase with interim debt financing provided by the manufacturer. As such, the Company reflects the aircraft in property and equipment and the debt financing in short-term debt on its balance sheet during the interim financing period. Upon permanent financing, the proceeds from the financing or the sale and leaseback transaction are used to retire the notes payable to the manufacturer. Any gain recognized on a sale and leaseback transaction is deferred and amortized over the life of the lease.

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

Under the Company’s revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreements discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2007, 2006 and 2005 was $261.8 million, $248.5 million and $235.5 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of operations. Beginning in fiscal 2007, for certain large stations and code-share partners, the Company obtains fuel via a direct supply arrangement. Under such an arrangement, neither revenue nor expense is recorded.

In connection with providing service under the Company’s revenue-guarantee agreement with Pre-Merger US Airways, the Company’s fuel reimbursement was capped at $0.85 per gallon. Under this agreement, the Company had the option to purchase fuel from a subsidiary of US Airways at the capped rate. As a result, amounts included in revenue for fuel reimbursement and expense for fuel cost may not have represented market rates for fuel for the Company’s Pre-Merger US Airways flying. The Company purchased 12.7 million gallons and 67.4 million gallons of fuel under this arrangement in fiscal 2006 and 2005, respectively. The Company did not purchase any fuel under this arrangement in fiscal 2007.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of fiscal 2007, as part of Delta’s bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement (“Amended DCA”), as well as for a new code-sharing agreement (“Expansion DCA”). The compensation structure for the Expansion DCA is similar to the structure in the Amended DCA, except that the CRJ-900 aircraft will be owned by Delta and leased to us for a nominal amount and no mark-up or incentive compensation will be paid on fuel costs above a certain level or on fuel provided by Delta. Additionally, certain major maintenance expense items (engine and airframe) will be reimbursed based on actual expenses incurred. As a result, our revenue and expenses attributable to flying the CRJ-900’s will be substantially less than if we provided the aircraft.

The Company also receives subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. EAS rates are normally set for two-year contract periods for each city. See note 2 regarding discontinued operations.

Aircraft Leased to Other Airlines

The Company currently leases four Beechcraft 1900D aircraft to Gulfstream International Airlines and ten Beechcraft 1900D aircraft to Big Sky Transportation Co. These leases have a five-year term and are accounted for as operating leases. Aircraft under operating leases are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases. As of September 30, 2007, the cost and accumulated depreciation of aircraft under operating leases was approximately $26.9 million and $6.3 million, respectively.

Minimum future rentals under noncancelable operating leases are as follows (in millions):

2008	$2.9
2009	2.9
2010	1.2

Total	$7.0

Maintenance Expense

The Company charges the cost of engine and aircraft maintenance to expense as incurred.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding common stock equivalents such as stock options and warrants were exercised using the treasury stock method. In addition, dilutive convertible securities are included in the denominator of the

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income (loss) per share is as follows:

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Share calculation:
Weighted average shares outstanding — basic	30,990	33,487	29,215
Effect of dilutive outstanding stock options and warrants	*	1,095	127
Effect of restricted stock	*	82	286
Effect of dilutive outstanding convertible debt	*	10,704	16,931

Weighted average shares outstanding — diluted	30,990	45,368	46,559

Adjustments to net income (loss):
Net income (loss) from continuing operations	$(71,538)	$37,103	$61,563
Interest expense on convertible debt, net of tax	*	4,251	6,097

Adjusted net income (loss) from continuing operations	$(71,538)	$41,354	$67,660

*	Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 3,615,488, 41,544 and 2,890,756 shares of common stock were outstanding during fiscal 2007, 2006 and 2005, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. For purposes of calculating basic and diluted loss per share from discontinued operations, basic weighted average shares were used in both calculations because the effect of common stock equivalents would have been antidilutive. As a result, the sum of dilutive earnings per share for continued and discontinued operations do not equal total net income per share for fiscal 2006 and fiscal 2005.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. As discussed further in note 2 below, in the fourth quarter of fiscal 2007, we committed to a plan to sell certain assets used by Air Midwest and to discontinue our Air Midwest turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D 19-seat turboprop code-share operations with US Airways. Accordingly, all assets and liabilities and results of operations associated with these operations have been presented in the consolidated financial statements as discontinued operations separate from continuing operations. After taking into consideration the discontinuance of Air Midwest operations, the Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines / Freedom, go! and Other. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net, adopting EITF 06-3 during the second quarter of fiscal 2007. These taxes are currently not material to the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our financial condition and results of operations.

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

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the “accrue in

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advance” method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the “direct expense” method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations.

2.	Discontinued operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. Within the next fiscal year, the Company expects to sell Air Midwest in its entirety or sell certain operating assets thereof, primarily the twenty Beechcraft 1900’s. Accordingly, all assets and liabilities and results of operations associated with these assets have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Revenue	$57,597	$52,294	$60,263
Loss before income taxes	$(14,326)	$(5,236)	$(7,234)
Income tax benefit	(4,303)	(2,100)	(2,538)

Net loss from discontinued operations	$(10,023)	$(3,136)	$(4,696)

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations. The carrying value of all assets and liabilities of the discontinued operation approximated fair market value, therefore no adjustments related thereto have been recorded. In addition, no costs associated with exit or disposal activities as contemplated by SFAS No. 146 have been recorded. As discussed in note 12, we receive certain operating subsidies from Raytheon related to Beechcraft 1900D aircraft. This operating subsidy will decrease proportionally with the reduction of each aircraft.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets, including assets held for sale, and liabilities associated with the Air Midwest turboprop operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. In accordance with SFAS 144, depreciation and amortization related to assets held for sale will cease as of September 30, 2007. Assets and liabilities of the discontinued operations were as follows:

	September 30,
	2007	2006
	(In thousands)

Current assets	$7,332	$7,559
Property and equipment, net	33,916	35,758
Other assets	126	1,346
Current liabilities	(9,306)	(7,043)
Current portion of long-term debt	(4,126)	(3,842)
Long-term debt excluding current portion	(38,080)	(42,206)

Net assets of discontinued operations	$(10,183)	$(8,428)

3.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United. Approximately 98%, 98% and 99% of the Company’s consolidated passenger revenue for fiscal 2007, 2006 and 2005, respectively, were derived from these agreements. Accounts receivable from the Company’s code-share partners were 42% and 45% of total gross accounts receivable at September 30, 2007 and 2006, respectively.

Passenger revenue from continuing operations received from US Airways amounted to 44%, 53% and 75% of the Company’s total passenger revenue in fiscal 2007, 2006 and 2005, respectively. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United, a subsidiary of UAL Corp., accounted for approximately 35%, 36% and 24% of the Company’s passenger revenue in fiscal 2007, 2006 and 2005, respectively. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 19% and 9% of the Company’s passenger revenue in fiscal 2007 and 2006, respectively. A termination of the Delta agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

4.	Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. At September 30, 2007, the Company had $124.0 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at September 30, 2007 and 2006, were $3.8 million and $0.3 million, respectively.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 days, there is a new auction process. As such, the Company classifies ARS as short-term investments. The balance of marketable securities at September 30, 2006 includes investments in ARS of $17.4 million. The Company did not have any investments in ARS at September 30, 2007.

5.	Property and Equipment

Property and equipment consists of the following:

	September 30,
	2007	2006
	(In thousands)

Flight equipment, substantially pledged	$748,395	$709,014
Other equipment	28,208	24,416
Leasehold improvements	3,736	3,576
Furniture and fixtures	1,127	1,141
Buildings	2,768	2,768
Vehicles	1,435	1,329

	785,669	742,244
Less accumulated depreciation and amortization	(158,533)	(108,090)

Net property and equipment	$627,136	$634,154

See note 2 regarding discontinued operations.

6.	Short-Term Debt

At September 30, 2006, the Company had $123.1 million in notes payable to an aircraft manufacturer for aircraft on interim financing. At September 30, 2007 the Company did not have any aircraft under interim financing. Under interim financing arrangements, the Company takes delivery and title to the aircraft prior to securing permanent financing and the acquisition of the aircraft is accounted for as a purchase with debt financing. Accordingly, the Company reflects the aircraft and debt under interim financing on its balance sheet during the interim financing period. After taking delivery of the aircraft, it is the Company’s intention to permanently finance the aircraft through long-term financings or as an operating lease through a sale and leaseback transaction with an independent third-party lessor. Upon permanent financing, the proceeds are used to retire the notes payable to the manufacturer. Any gain recognized on a sale and leaseback transaction is deferred and amortized over the life of the lease. These interim financing agreements are typically six months in length and provide for monthly interest only payments at LIBOR plus 3%. The current interim financing agreement with the manufacturer provides for the Company to have a maximum of 15 aircraft on interim financing at a given time.

7.	Rotable Spare Parts Financings

In June 2004, the Company entered into an agreement with LogisTechs, Inc., a wholly-owned subsidiary of GE Capital Aviation Services (“GECAS”), whereby GECAS provided financing to the Company and the Company agreed to pay GECAS for the management and repair of certain of the Company’s CRJ-200 aircraft rotable spare parts inventory. Under the agreement, the Company received $15.0 million in cash and a $6 million promissory note from GECAS. In August 2005, Mesa notified GECAS of its intent to terminate the agreement in order to enter into the AAR Agreement (discussed below), and as such, the Company was required to repay the $19.7 million of outstanding financing at September 30, 2005. The liability was retired with cash of $15.9 million and included

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offsetting $3.8 million in notes receivable from GECAS. The agreement was terminated and this amount was repaid in November 2005.

In August 2005, the Company entered into a ten-year agreement with AAR Corp. (the “AAR Agreement”) for the management and repair of certain of the Company’s CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory, replacing the above-referenced agreement with GECAS. Under the AAR Agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable (discounted to $18.8 million) to be paid over four years. The AAR Agreement was contingent upon the Company terminating an agreement for the Company’s CRJ-200 aircraft rotable spare parts inventory with GECAS and including these rotables in the arrangement. The Company terminated the GECAS agreement and finalized the AAR Agreement in November 2005. Upon entering into the agreement, the Company received $22.8 million ($23.8 million less $1 million deposit that was retained by AAR), which was recorded as a deposit at September 30, 2005, pending the termination of the GECAS agreement. An additional $15.8 million was received in the quarter ended December 31, 2005. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance and servicing of the inventory. The agreement also contains certain minimum monthly payments that Mesa must make to AAR. Based on this arrangement, the Company accounts for the transaction as a service agreement and an operating lease of rotable spare parts with AAR. The sale of the rotable spare parts resulted in a gain of $2.1 million, which has been deferred and is being recognized over the term of the agreement. At termination, the Company may elect to purchase the covered inventory at fair value, but is not contractually obligated to do so.

Future minimum payments under the agreement are as follows:

Years Ending
September 30,
(In thousands)

2008	$31,036
2009	33,738
2010	36,832
2011	37,201
2012	37,748
Thereafter	116,551

$293,106

In June 2006, the Company entered into a separate two-year agreement with AAR, for the management and repair of the Company’s CRJ-200 aircraft rotable spare parts inventory associated with its go! operations. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $1.2 million in cash. AAR was required to purchase an additional $2.9 million in rotable spare parts to support the agreement. Under the agreement, the Company is required to pay AAR a monthly fee based upon flight hours for access to and maintenance of the inventory. As of September 30, 2007, the remaining minimum fees payable over the term of the agreement totaled $5.8 million. At termination, the Company has guaranteed the fair value of the underlying rotables. Based on this arrangement, the Company accounts for the transaction as a financing arrangement, thus recording both the rotable spare parts inventory as an asset and the related payable to AAR in other noncurrent liabilities.

8.	Deferred Credits

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains on the sale and leaseback of interim financed aircraft. These deferred gains are also amortized over the life of the related leases as a reduction of lease expense, which is included in flight operations in the statements of operations.

9.	Long-Term Debt

During January 2007, the Company permanently financed three CRJ-900 and three CRJ-700 aircraft with a combination of senior and subordinated debt totaling $135.4 million. The senior debt, totaling $120.3 million, bears interest at the monthly LIBOR plus 2.25% and requires monthly principal and interest payments. The subordinated debt, totaling $15.1 million, bears interest at a fixed rate of 8.31%, and requires monthly principal and interest payments.

In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments. These aircraft had originally been financed with interim debt financing from the manufacturer.

In December 2003, we assumed $24.1 million of debt in connection with the purchase of two CRJ-200 aircraft in the Midway Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through March 2008, converting to 12.5% thereafter, with principal and interest due monthly.

In January and March 2004, the Company permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments.

In February 2004, the Company completed the private placement of senior convertible notes (the “February 2004 Notes”) due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The February 2004 Notes were sold at an issue price of $583.40 per note and are convertible into shares of the Company’s common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes fall below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2003, the Company completed the private placement of senior convertible notes (the “June 2003 Notes”) due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on these notes at a rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, would have been $252 million (see subsequent partial conversion below). The June 2003 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The June 2003 Notes were sold at an issue price of $397.27 per note and are convertible into shares of the Company’s common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company’s common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. As the sale price of our common stock exceeded 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2003, these notes became convertible September 30, 2003. The Company may redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note ($37.8 million in aggregate) plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. Since the holders may require the Company to repurchase the notes on June 16, 2008, the remaining liability, or $37.8 million has been included within “Current portion of long-term debt” in the accompanying Consolidated Balance Sheets at September 30, 2007. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

During fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the June 2003 notes converted their notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6,227,845 shares of Mesa common stock in accordance with the terms of the indenture and also paid approximately $11.3 million to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. Amounts paid to Noteholders and the write-off of debt issue costs were recorded as Other Expense in the consolidated statements of operations. Under the terms of the Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders. The shares of common stock issuable upon conversion of the Notes have previously been included in the calculation of diluted earnings per share. Consequently, issuance of the shares will not be further dilutive to reported diluted earnings per share.

Repayment of the February 2004 and June 2003 Notes (collectively, the “Notes”) is jointly and severally guaranteed on an unconditional basis by the Company’s wholly-owned subsidiaries. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances.

Separate financial statements of the Company’s subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities,

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings, and equity of the Company on a consolidated basis; the parent company does not contain any material assets or operations except for the loss contingency related to the Hawaiian litigation recorded in the fourth quarter of fiscal 2007, the subsidiaries are jointly and severally liable for the repayment of the notes and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

Long-term debt consists of the following:

	September 30,
	2007	2006
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$309,646	$329,478
Senior convertible notes due June 2023	37,834	37,834
Senior convertible notes due February 2024	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.12% at September 30, 2007), collateralized by the underlying aircraft	30,544	33,242
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	21,384	22,831
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (7.57% at September 30, 2007), collateralized by the underlying aircraft	117,609	—
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	14,167	—
Note payable to manufacturer, principal due semi-annually, interest at 7% due quarterly through 2007	—	1,792
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	837	882
Other	104	121

Total debt	632,125	526,180
Less current portion	(70,179)	(25,817)

Long-term debt	$561,946	$500,363

Principal maturities of long-term debt for each of the next five years and thereafter are as follows (1):

Years Ending
September 30,
(In thousands)

2008	$70,179
2009	34,447
2010	40,944
2011	48,773
2012	41,837
Thereafter	395,945

$632,125

(1)	See note 2 for long-term debt associated with discontinued operations.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Common Stock Purchase and Retirement

The Company’s Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of September 30, 2007, the Company has acquired and retired approximately 15.9 million shares of its outstanding common stock at an aggregate cost of approximately $106.8 million, leaving approximately 13.5 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

11.	Income Taxes

Income tax expense (benefit) consists of the following:

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$642	$1,844
State	2,461	680	1,608

	2,461	1,322	3,452

Deferred:
Federal	(37,933)	22,054	31,294
State	(1,912)	1,463	3,091

	(39,845)	23,517	34,385

	$(37,384)	$24,839	$37,837

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35% to income or loss before income taxes) is as follows:

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Computed “expected” tax expense (benefit)	$(38,123)	$21,680	$34,790
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes	549	2,094	3,217
Nondeductible stock compensation expense	13	406	62
Nondeductible compensation		204	6
Other	177	455	(238)

	$(37,384)	$24,839	$37,837

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elements of deferred income tax assets (liabilities) are as follows:

	September 30,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$55,321	$41,900
Deferred credits	42,936	28,834
Other accrued expenses	1,357	5,085
Deferred gains	2,573	2,786
Other	1,400	2,758
Alternative minimum tax	3,247	3,174
Expendable parts	—	1,038
Other reserves and estimated losses	39,229	—
Equity method investments	2,040	958
Allowance for doubtful receivables	2,132	613
Intangibles	175	275
Unrealized trading losses	1,438	116
Equity and deferred compensation	2,821	—
Excess tax benefits in NOLs not yet reducing current tax	(2,653)	—
Valuation allowance	(1,763)	(567)

Total deferred tax assets	$150,253	$86,970

Deferred tax liabilities:
Property and equipment	$(143,488)	$(123,634)
Other	(2,960)	(3,752)

Total deferred tax liabilities	$(146,448)	$(127,386)

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $3.2 million that do not expire and gross federal net operating loss carryforwards of approximately $141 million that expire in years 2017 through 2027. The Company also has gross state net operating loss carryforwards of approximately $130 million that expire in years 2008 through 2027. Due to requirements under SFAS 123R, a portion of recognized equity compensation included in the NOL carryovers previously noted are not yet recorded by the Company as an adjustment to Additional Paid in Capital in the amount of $2.7 million. Recording of this asset will occur when the deductions to which it relates actually reduce current tax payable. The Company has a valuation allowance of $1.8 million for certain state net operating loss carryforwards that are expected to expire unutilized in the future. Realization of the remaining deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of the valuation allowance provided, will be realized.

12.	Stockholders’ Equity

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the “Raytheon Agreement”) to, among other things, reduce the operating costs of the Company’s Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company continuing, in part, to fly such aircraft and remaining current on its payment obligations to Raytheon.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $5.2 million, $5.3 million and $5.3 million was recorded as a reduction to flight operations during fiscal 2007, 2006 and 2005, respectively. In return, the Company granted Raytheon a warrant to purchase up to 233,068 shares of our common stock at a per share exercise price of $10. The Company recorded the issuance of the warrant at a value of $0.4 million within stockholders’ equity as a debit and credit to common stock. The contra equity value of the warrant was being amortized to expense over the vesting period of three years. Raytheon must pay a purchase price of $1.50 per common share underlying the warrant. The warrant was exercisable at any time over a three-year period following its date of purchase. Raytheon is completely vested in the 233,068 shares of common stock underlying the warrant. As of September 30, 2005, Raytheon has exercised its option to purchase all components of the warrant. As discussed in note 2, the Company is attempting to sell Air Midwest or certain assets thereof, and began soliciting bids for the sale of the 20 Beechcraft 1900D aircraft used in operations by Air Midwest. This operating subsidy will decrease proportionally with the reduction of each aircraft.

13.	Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified prospective transition method: option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS No. 123, and compensation amounts for awards that vest will now be recognized in the Statements of Operations as an expense.

Stock-based compensation costs recognized in the financial statements for the year ended September 30, 2007 include: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As of September 30, 2007, the Company had seven stock-based incentive plans, which are described below. Generally, options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options and restricted stock granted to employees generally vest over a three to five year period and have a contractual term of ten years. Options and restricted stock granted to directors vest over varying periods following the date of grant and have a contractual term of ten years.

The compensation cost that has been charged against income for stock options and restricted shares issued under these plans was $0.8 million and $1.2 million, respectively, for fiscal 2007, and $2.3 million and $1.3 million, respectively, for fiscal 2006. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was $0.7 million for fiscal 2007.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. For the fiscal year ended September 30, 2007 the Company did not recognize any excess tax benefits due to federal and state net operating losses.

In March 1993, and December 1994, the Company adopted stock option plans for outside directors. These plans originally provided for the grant of options to purchase up to 450,000 shares of the Company’s common stock at fair value on the date of grant. At September 30, 2007, there were 13,000 options outstanding under this plan. There are no options available for grant under this plan.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the “1996 Stock Option Plan”) that provides for the granting of options to purchase up to 2,800,000 shares of the Company’s common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2007, there were 1,045,624 options outstanding. No future grants will be made under this plan.

In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2007 there were 1,112,533 options outstanding. There are no options available for grant under this plan.

In July 1998, the Company adopted a second stock option plan for outside directors (the “Outside Directors Plan”). This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company’s common stock at the fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. On February 6, 2007, the stockholders approved an Amended and Restated Director Incentive Plan (the “Director Incentive Plan”), which does not increase the number of shares available for issuance under the existing Outside Directors Plan. The Director Incentive Plan replaced the Outside Directors Plan and provides for the possibility of granting restricted stock as well as options. At September 30, 2007, there were 130,645 options outstanding, 21,978 unvested restricted stock awards outstanding and 112,816 options or restricted stock awards available for future grants under this plan.

In June 1999, the Company adopted the 1999 Non-Qualified Stock Option Plan. At September 30, 2007, there were 12,428 options outstanding and there are no options available for future grants under this plan.

In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company’s Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock at the fair value on the date of grant. At September 30, 2007, there were 836,000 options outstanding and no options available for future grants under this plan.

In February 2005, the Company’s stockholders approved the adoption of the 2005 Employee Stock Incentive Plan. The plan provides for the granting of options to purchase or the issuance of restricted stock of up to 1,500,000 shares of common stock to officers and key employees. At September 30, 2007, there were 465,258 options outstanding, 530,594 unvested restricted stock awards outstanding and 824,123 options or restricted stock awards available for future grants under this plan, which includes 428,297 options authorized but not issued under the 1996 Option Plan.

In March 2004, the Company granted 428,297 shares of restricted shares to the Company’s Chief Executive Officer and the Company’s President and Chief Operating Officer in connection with their new employment agreements. The restricted stock shares vest in one-third increments over a three-year period beginning on April 1, 2004. As of September 30, 2007, these shares are fully vested.

During fiscal 2007 the Company granted 475,538 shares of restricted shares to employees under the 2005 Employee Stock Incentive Plan. In addition, the Company granted 21,978 shares of restricted stock to outside directors under the stock incentive plan for outside directors discussed above.

The following table summarizes the restricted stock activity as of September 30, 2007:

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(000s)

Restricted shares unvested at beginning of year	266,858	$8.76
Granted	497,516	6.54
Vested	(184,129)	8.49
Cancelled	(27,670)	8.28

Restricted shares unvested at end of year	552,575	$6.88

A summary of stock option award activity under the stock-based compensation plans as of September 30, 2007, 2006 and 2005 and changes during the years then ended are summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(000)		(000)		(000)

Outstanding at beginning of year	3,917	$7.44	5,338	$6.98	4,792	$7.05
Granted	—	—	69	10.61	947	6.58
Exercised	(101)	5.49	(1,146)	5.39	(166)	4.75
Forfeited	(167)	9.38	(140)	7.11	(49)	7.12

Expired	(33)	4.51	(204)	8.24	(186)	8.31

Outstanding at end of year	3,616	$7.43	3,917	$7.44	5,338	$6.98

Exercisable at end of year	3,334	$7.51	3,185	$7.48	3,806	$7.07

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

	Year Ended September 30,
	2007(1)	2006	2005

Dividend yield	—	0.0%	0.0%
Expected volatility	—	67.7%	62.4%
Risk-free interest rate	—	5.1%	4.2%
Forfeiture rate(2)	9.0%	12.2%	—
Expected term (in years)	—	6.1	6.1

(1)	Certain assumptions not provided as there were no options granted in fiscal 2007

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

A summary of option activity under the stock option plans as of September 30, 2007, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(000)			(000)

Outstanding at beginning of year	3,917	$7.44
Granted	0	—
Exercised	(101)	5.49
Forfeited	(167)	9.38
Expired	(33)	4.51

Outstanding at end of year	3,616	$7.43	4.0	$41

Exercisable at end of year	3,334	$7.51	3.7	$41

The weighted average grant date fair value of options granted during fiscal 2006 and 2005 was $6.72, and $4.26, respectively. There were no options granted during fiscal 2007. The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was $0.2 million, $3.9 million and $0.4 million, respectively.

A summary of the status of the Company’s unvested options as of September 30, 2007 and changes during the year ended September 30, 2007, is presented below:

Shares
(000)

Nonvested at October 1, 2006	731
Granted	—
Vested	(250)
Forfeited	(167)
Expired	(33)

Nonvested at September 30, 2007	281

As of September 30, 2007, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 3.3 years. During fiscal year 2007 the Company did not modify any of its outstanding stock-based compensation plans.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning options outstanding at September 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.16 - $ 5.50	617,141	4.3 Years	$4.94	583,379	$4.94
$ 5.55 - $ 6.65	684,518	4.5 Years	6.01	603,823	6.05
$ 6.72 - $ 8.06	655,597	6.6 Years	7.21	500,149	7.23
$ 8.25 - $ 8.31	1,168,260	1.5 Years	8.25	1,168,260	8.25
$ 8.36 - $12.21	381,320	4.9 Years	10.44	369,936	10.47
$12.24 - $12.56	108,652	6.1 Years	12.54	108,652	12.54

Options at September 30, 2007	3,615,488	4.0 Years	7.43	3,334,199	7.51

Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. Compensation cost for restricted stock awards are recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation for fiscal 2007, 2006 and 2005 (in thousands):

General and administrative expenses:

	2007	2006	2005

Stock options expense	$805	$2,313	$—
Restricted stock expense	1,165	1,261	1,178

Total	$1,970	$3,574	$1,178

The Company applied the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans prior to October 1, 2005. Accordingly, no compensation cost was recognized for awards made pursuant to its stock option plans. Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the measurement provision of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have been as indicated by the pro forma amounts indicated below:

2005
(In thousands,
except per share amounts)

Net income reported	$56,868
Stock option compensation expense determined under fair value based method, net of related tax effects	(968)

Pro forma net income	$55,900

Income per share — basic:
As reported	$1.95

Pro forma	$1.91

Net income per share — diluted:
As reported	$1.35

Pro forma	$1.33

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Benefit Plans

The Company has a 401(k) plan covering all employees (the “Plan”). Under the Plan, employees may contribute up to 15% of their annual compensation. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2007, the Company made matching contributions of 25-30% of employee contributions up to 10% of annual employee compensation. Employees are eligible to participate in the Plan upon completion of one year of service. The employee vests 20% per year in employer contributions. Employees become fully vested in employer contributions after completing six years of employment. The Company has the right to terminate the Plan at any time. Contributions by the Company to the Plan for the years ended September 30, 2007, 2006 and 2005 were approximately $1.3 million, $1.2 million and $0.9 million, respectively.

15.	Lease Commitments

At September 30, 2007, the Company leased 157 aircraft under non-cancelable operating leases with remaining terms of up to 16.5 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense under all operating leases totaled approximately $217.8 million, $237.4 million and $194.7 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,
(In thousands)

2008	$222
2009	197
2010	196
2011	202
2012	205
Thereafter	1,071

Total	$2,093

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

As of September 30, 2007, we owned 34 Beechcraft 1900D aircraft and were operating 20 of these aircraft. During fiscal year 2005, the Company leased four of its Beechcraft 1900D aircraft to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida for a term of five years. In January 2005, we entered into an agreement to lease ten of our Beechcraft 1900D aircraft to Big Sky Transportation Co. (“Big Sky”), a regional turboprop carrier based in Billings, Montana for a term of five years.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft (with an option to purchase an eleventh aircraft), with deliveries scheduled to begin in September 2008. In conjunction with this purchase agreement, Mesa had $6.5 million on deposit with BRAD that was included in lease and equipment deposits at September 30, 2007. The remaining deposits are expected to be returned upon completion of permanent financing on each of the ten aircraft.

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At September 30, 2007, the Company had an accrual for income tax contingencies of approximately $2.9 million. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

In January 1997, we entered into a 10-year engine maintenance contract with General Electric Aircraft Engines (“GE”) for CRJ-200 aircraft engines. The agreement, which covers 66 GE CF34-3B1 jet engines operated by the Company, was most recently amended in the third quarter of fiscal 2007. The amended contract provided for a one-time payment, equal monthly payments for the remainder of the contract’s term and sets out a reduced base rate hourly fee. The contract expires in December 2008, at which time the engines that were covered by such contract are expected to transition to and be covered by the DTO (as defined below) maintenance program (as contemplated by the MOU with DTO referenced below).

During the second quarter of fiscal year 2007, we entered into a memorandum of understanding (“MOU”) with Delta’s Technical Operations division (“DTO”) for its previously uncovered General Electric Aircraft Engines (“GE”) engines. As referenced above, the MOU contemplates that the GE CF334-3B1 engines, currently covered by the GE contract (scheduled to expire in December 2008), will be transitioned to and covered by the DTO maintenance program. The MOU requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the applicable period. Negotiations are continuing between the Company and DTO and we anticipate executing a final definitive agreement in the first or second quarter of fiscal year 2008.

In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. (“PWC”) for its Dash-8 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.

During the second quarter of fiscal 2007, the Company amended a five-year heavy equipment maintenance agreement with a vendor. The agreement provides a rebate based upon annual volumes up to $10.0 million over the next five years. The agreement also includes penalties in the event our annual volumes fall below certain levels. The maximum penalty possible would be $19.0 million if our annual volumes were zero for all five years. Rebates of approximately $3.0 million have been recognized in fiscal 2007.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2002, the Company entered into a five-year fleet management program with PWC to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. The monthly charges are made for seventy-two months and services are covered for sixty months. Services provided in the last year are on a time and materials basis. Pursuant to the agreement, the Company sold certain assets of its Desert Turbine Services unit, as well as all spare PT6 engines to PWC for $6.8 million, which approximated the net book value of the assets. Pursuant to the agreement, the Company provided a working capital loan to PWC for the same amount, which is to be repaid through a reduced hourly rate being charged for maintenance. The loan had a balance of $0, $2.0 million and $2.8 million at September 30, 2007, 2006 and 2005, respectively. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

In connection with a Master Purchase Agreement between the Company and Bombardier certain payments totaling $18.7 million are required to be repaid to Bombardier during the six years ending fiscal 2014.

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that Mesa had breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleged, among other things, that the Company breached the Confidentiality Agreement by (a) using certain evaluation material in deciding to enter the Hawaiian inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 after the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, sought unspecified damages, requested that the Company turn over to Hawaiian any evaluation material in our possession, custody or control, and also sought an injunction preventing the Company’s subsidiary go! from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

On October 30, 2007, the Bankruptcy Court found that the Company had violated the terms of a Confidentiality Agreement with Hawaiian Airlines and awarded Hawaiian $80 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and we were required to post a $90.0 million bond as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the Statements of Operations in the fourth quarter of fiscal 2007.

On January 9, 2007, Aloha Airlines filed suit against the Company in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act and alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one in 2005 and the other in 2006.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in its incipient stages and a tentative trial date of October 28, 2008 has been scheduled by the court.

In accordance with the terms our joint venture agreement in China (as discussed in greater detail in note 21 below), we are obligated to contribute an additional RMB 196,000,000 (approximately $26.5 million at December 10, 2007) to Kunpeng in accordance with Kunpeng’s operational requirements as determined by Kunpeng’s board of directors, but in any event, prior to May 16, 2009.

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

17.	Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximates fair value due to the short maturity periods of these instruments. The fair value of the Company’s marketable securities is based on quoted marked prices. The Company’s variable rate long-term debt had a carrying value of approximately $457.8 million at September 30, 2007, which approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The Company’s fixed rate long-term debt, having a carrying value of approximately $174.3 million at September 30, 2007, had a fair value of approximately $167.2 million. The Company uses market prices and a financial model to calculate the fair value of its senior convertible debt.

18.	Related Party Transactions

In addition to our joint venture interest in Kunpeng Airlines, the Company currently subleases three regional jets to Kunpeng and are in negotiations to sublease additional aircraft in the future. Total sublease income, which is recorded as a reduction to our lease expense, totaled $0.1 million in fiscal 2007

In February 1999, the Company entered into an agreement with Barlow Capital, LLC (“Barlow”), whereby Barlow agreed to provide the Company with financial advisory services related to aircraft leases, mergers and acquisitions, and certain other financing arrangements. Under this agreement, the Company paid fees totaling $0.6 million and $2.5 million to Barlow in fiscal 2005 and 2004, respectively, arranging for leasing companies to participate in the Company’s various aircraft financings. At September 20, 2004, Jonathan Ornstein, the Company’s Chairman of the Board and Chief Executive Officer and the Company’s then Executive Vice President and Chief Financial Officer were each members of Barlow and each held 25% membership interest therein. Mr. Murnane’s employment with the Company was terminated on November 2, 2007. Messrs. Ornstein and Murnane disposed of their membership interest at the end of the first quarter of fiscal 2005. Distributions to the members of Barlow were determined by the members on a year-to-year basis. Substantially all of Barlow’s revenues were derived from its agreement with the Company.

Prior to September 2006, the Company provided reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $53,000 and $57,000 for these services during fiscal 2006 and 2005, respectively. The Company did not have any billings in fiscal year 2007. The Company had receivables from Europe-By-Air of $5,500 at September 30, 2006. There were no amounts due as of September 30, 2007 and 2005. Mr. Ornstein is a major shareholder of Europe-By-Air. In September 2006, Europe-By-Air stopped using the Company’s reservation services.

The Company uses the services of the law firms of Baker & Hostetler and Piper Rudnick for labor related legal services. The Company paid the firms an aggregate of $0.2 million, $0.3 million and $0.3 million for legal-related services in fiscal 2007, 2006 and 2005, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Baker & Hostetler and a former partner with Piper Rudnick.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufacturers of regional airline equipment. RAP has been involved in various lobbying activities related to maintaining funding for the Essential Air Service program under which the Company operates the majority of its Beechcraft 1900 aircraft. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During fiscal 2007, 2006 and 2005, the Company paid RAP’s operating costs totaling approximately $250,000, $284,000 and $312,000, respectively. Included in these amounts are the wages of Mr. Parker, which amounted to $113,000, $119,000 and $120,000 in fiscal 2007, 2006 and 2005, respectively. Since inception, the Company has financed 100% of RAP’s operations.

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

19.	Bankruptcy Settlements

In fiscal 2007, the Company received 48,000 shares of US Airways common stock from its Pre-Merger US Airways bankruptcy claim. These shares were sold, and proceeds of approximately $2.4 million were received. In fiscal 2006, the Company received 351,456 shares of US Airways common stock from its Pre-Merger US Airways bankruptcy claim. The Company sold the stock in the fourth quarter of fiscal 2006, and realized proceeds of $17.6 million. Proceeds of $5.5 million were first applied to existing receivables that were previously reserved and the remaining amount of $12.1 million was recorded as a bankruptcy settlement in the consolidated statements of operations.

In connection with an amendment to and assumption of our existing Delta Connection Agreement, we received a general unsecured claim of $35.0 million as part of Delta’s bankruptcy proceeding. During the third quarter of 2007 the Company received 787,261 shares of Delta stock representing approximately 89% of the total award. These shares were sold in the same quarter for approximately $16.5 million. The resulting gain was deferred and is being amortized over the remainder of the Amended DCA as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole.

20.	Impairment of Long-Lived Assets

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

During fiscal 2007, we parked 12 Dash-8 aircraft, associated with the Delta code-share agreement. Due to higher than anticipated costs associated with our Delta Dash-8 fleet related to our JFK operations, the Company and Delta developed a joint plan to eliminate the Dash-8 fleet from the JFK operations. The agreement reached with Delta called for service to conclude by August 21, 2007. Losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. The estimated costs associated with the parking and early termination of the lease agreements totaling approximately $11.6 million have been recorded in our Statement of Operations in fiscal 2007. Subsequent to September 30, 2007, we began to deploy regional jet aircraft to service JFK operations for Delta.

21.	Equity Method Investments

In fiscal 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the “Joint Venture Agreement”) with Shan Yue SRL (“Shan Yue”) and Shenzhen Airlines, pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. Kunpeng’s fiscal year ends on December 31st. Pursuant to the Joint Venture Agreement, Ping Shan and Shan Yue will receive 25% and 24%, respectively, of the after-tax net profit of Kunpeng, if any, at the end of the fiscal year unless Kunpeng’s board of directors determines that such profits should be reinvested. Additionally, the amount of profit available for distribution will be reduced by an amount equal to allocations to a reserve fund and expansion fund of Kunpeng and a bonus and welfare fund for Kunpeng’s employees, as determined by Kunpeng’s board of directors. No profit will be distributed unless any cumulative deficit carried forward for previous years is made up. Kunpeng’s board consists of seven members, four of whom are appointed by Shenzhen Airlines, two are appointed by Ping Shan and one is appointed by Shan Yue. As of September 30, 2007, the Company has made capital contributions totaling $6.5 million, which represents a 25% direct ownership and 19% beneficial ownership of the joint venture. On September 28, 2007 Kunpeng commenced common carrier service in China.

In fiscal 2007, we participated with a private equity fund in making an investment, through a limited liability limited partnership, in the preferred shares of a closely held emerging markets payment processing related business (the “2007 Investee”). Through our subsidiary Patar, Inc., we invested $1.3 million, which represents approximately 19.6% of the Investee’s preferred stock.

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the “2006 Investee”). The Company, through its subsidiary

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nilchii, invested $15 million, which represents approximately 20% and 11.8% of the 2006 Investee’s common stock and notes, respectively.

The Company accounts for these investments using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the 2006 Investee subsequent to the date of investment and reports the recognized earnings or losses in the consolidated statements of operations. The Company’s share of the 2006 Investee’s losses subsequent to the date of investment have exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses,” the Company recognizes equity method losses based on the ownership level of the 2006 Investee capital held by the Company. If the carrying value of its investment in the common or preferred stock is reduced to zero, as is the case with its’ 2006 airline related business investment, then equity method losses are based on the ownership level of the 2006 Investee notes held by the Company. During fiscal 2007, the Company recorded equity method losses from these investments of $3.9 million.

22.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines / Freedom, go! and Other. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. As such, the assets and liabilities and results of operations associated with the Air Midwest are not included within the segment information table below, and go! is presented independently for all periods presented.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of September 30, 2007, Mesa Airlines and Freedom Airlines operated a fleet of 157 aircraft — 105 CRJs, 36 ERJs and 16 Dash-8’s. Prior to operating ERJ 145 aircraft, Freedom most recently operated Beechcraft 1900D under a pro-rate agreement with US Airways.

go!, provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of September 30, 2007, go! operated a fleet of five CRJ-200 aircraft.

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

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Mesa/
Year Ended September 30, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$1,278,239	$25,654	$274,320	$(280,149)	$1,298,064
Depreciation and amortization	33,109	2,167	4,078	—	39,354
Operating income (loss)	32,817	(13,933)	(54,249)	(38,407)	(73,772)
Interest expense	(30,339)	—	(9,630)	589	(39,380)
Interest income	10,171	184	4,548	(589)	14,314
Income (loss) before income tax	7,431	(13,737)	(64,208)	(38,407)	(108,921)
Income tax provision (benefit)	1,272	(4,564)	(21,332)	(12,760)	(37,384)
Total assets	1,409,592	13,137	614,794	(852,601)	1,184,922
Capital expenditures (including non-cash)	58,923	1,001	1,780	(13,251)	48,453

	Mesa/
Year Ended September 30, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$1,272,206	$9,165	$247,474	$(243,942)	$1,284,903
Depreciation and amortization	29,520	566	4,853	—	34,939
Operating income (loss)	103,816	(5,845)	38,093	(33,675)	102,389
Interest expense	(24,143)	—	(10,650)	584	(34,209)
Interest income	11,069	37	1,554	(584)	12,076
Income (loss) before income tax	88,366	(5,808)	13,059	(33,675)	61,942
Income tax provision (benefit)	35,435	(2,327)	5,235	(13,504)	24,839
Total assets	1,387,724	9,029	503,864	(707,067)	1,193,550
Capital expenditures (including non-cash)	93,700	—	22,109	—	115,809

	Mesa/
Year Ended September 30, 2005 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$1,064,014	$—	$300,261	$(288,270)	$1,076,005
Depreciation and amortization	37,211	—	5,228	(385)	42,054
Operating income (loss)	134,670	—	41,753	(43,424)	132,999
Interest expense	(29,171)	—	(12,727)	574	(41,324)
Interest income	2,859	—	603	(574)	2,888
Income (loss) before income tax	113,392	—	29,432	(43,424)	99,400
Income tax provision (benefit)	43,014	—	(5,177)	—	37,837
Total assets	1,272,196	—	336,408	(491,845)	1,116,759
Capital expenditures (including non-cash)	377,741	—	15,270	—	393,011

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Valuation and Qualifying Accounts

		Additions /
		Subtractions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year
	(In thousands)

Allowance for Obsolescence Deducted from Expendable Parts and Supplies
September 30, 2007	$2,706	$2,071	$(986)	$3,791
September 30, 2006	2,147	559	—	2,706
September 30, 2005	1,481	1,195	(529)	2,147

Allowance for Doubtful Accounts Deducted from Accounts Receivable
September 30, 2007	$1,598	$4,565	$(608)	$5,555
September 30, 2006(1)	8,855	(6,607)	(650)	1,598
September 30, 2005	7,077	6,915	(5,137)	8,855

(1)	See note 19 — Bankruptcy Settlement.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007(2)(3)(4)
Net Operating revenues	$333,533	$296,315	$340,373	$327,843
Operating income (loss)	19,815	(23,484)	13,613	(83,716)
Net income (loss) from continuing operations	8,886	(22,634)	4,366	(62,156)
Loss from discontinued operations	(874)	(1,352)	(1,761)	(6,036)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.71)	$0.15	$(2.16)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.06)	$(0.21)
Net income (loss) per share	$0.24	$(0.75)	$0.09	$(2.37)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(0.71)	$0.13	$(2.16)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.05)	$(0.21)
Net income (loss) per share	$0.20	$(0.75)	$0.08	$(2.37)
2006(1)(3)
Operating revenues	$310,594	$299,479	$325,983	$348,847
Operating income	29,261	28,139	27,429	17,560
Net income from continuing operations	13,696	6,272	11,370	5,765
Loss from discontinued operations	(705)	(984)	(441)	(1,006)
Basic income per common share:
Income from continuing operations	$0.47	$0.18	$0.31	$0.17
Loss from discontinued operations	$(0.02)	$(0.03)	$(0.01)	$(0.03)
Net income per share	$0.45	$0.15	$0.30	$0.14
Diluted income per common share:
Income from continuing operations	$0.32	$0.16	$0.26	$0.14
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Net income per share	$0.31	$0.14	$0.25	$0.12

(1)	— Third quarter amounts include bankruptcy settlement of $12.1 million (pretax).

(2)	— Second quarter amounts include impairment of contract incentives of $37.7 million (pretax).

(3)	— The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.

(4)	— Fourth quarter includes an $86.9 million loss contingency related to our Hawaiian litigation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in its internal control over financial reporting as of September 30, 2007, based on the following:

The Company’s finance and accounting resources were inadequate due to significant turnover in key positions throughout fiscal 2007. Accordingly, accounting control activities were not performed consistently, and timely, and as a result timely review of accounting matters and analysis of financial information was not consistently performed. This resulted in the untimely filing of the Company’s Form 10-K with the Securities and Exchange Commission.

As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2007, based on the criteria established in COSO’s Internal Control — Integrated Framework.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

Other than for the material weakness noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2007, we have begun taking steps to remediate the material weakness noted in (a) above. We have begun an aggressive recruiting campaign and have hired interim professional consultants to fill key positions until permanent replacements are hired. We believe these steps will provide adequate short-term solutions as we recruit and hire the appropriate full time personnel.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2007 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona
We have audited the internal control over financial reporting of Mesa Air Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s finance and accounting resources were inadequate due to significant turnover in key positions throughout fiscal year 2007. Accordingly, accounting control activities were not performed consistently, and timely, and as a result timely review of accounting matters and analysis of financial information was not consistently performed. This resulted in the untimely filing of the Company’s Form 10-K with the Securities and Exchange Commission. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2007, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the

Company and our report dated January 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an explanatory paragraph related to discontinued operations, an explanatory paragraph relating to the Company’s significant code-sharing agreements, and an explanatory paragraph relating to a judgment against the Company in a lawsuit.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 14, 2008

Item 9B.	Other Information

None.

PART III

All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2008 annual meeting of stockholders anticipated to be held April 17, 2008, which will be filed with the SEC, except for information relating to executive officers which can be found in Item 10 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.

The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position

Jonathan G. Ornstein	50	Chief Executive Officer
Michael J. Lotz	47	President, Chief Operating Officer and Principal Accounting Officer
William L. Hoke	46	Vice President of Finance and Interim Chief Financial Officer
Michael Ferverda	63	Senior Vice President — Operations
Brian S. Gillman	38	Executive Vice President, General Counsel and Secretary
David K. Butler	52	Senior Vice President, Administration & Human Resources

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

William L. Hoke, Vice President of Finance and interim Chief Financial Officer, joined the Company in March 2007. In November 2007, Mr. Hoke was appointed interim Chief Financial Officer following the termination of his predecessor. Most recently he was the Vice President of Finance for Insight Enterprises, Inc., a publicly traded company, located in Tempe, Arizona from April 2001 to November 2006. Mr. Hoke received his Bachelor of Science in Accounting from the University of Northern Iowa in 1983 and is a certified public accountant.

Michael Ferverda, Senior Vice President — Operations and Chief Deputy General Manager of Kunpeng, joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President — Operations in February 2003. Prior to the appointments, Mr. Ferverda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

Brian S. Gillman, Executive Vice President, General Counsel and Secretary, joined the Company in February 2001. From July 1996 to February 2001, he served as Vice President, General Counsel and Secretary of Vanguard Airlines, Inc. in Kansas City, Missouri. From September 1994 to July 1996, Mr. Gillman was a corporate associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri. Mr. Gillman received his Juris Doctorate and B.B.A. in Accounting from the University of Iowa in 1994 and 1991, respectively.

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

The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the headings “Election of Directors”, “Equity Compensation Plan Information”, and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountants Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information under the heading “Disclosure Of Audit And Non-Audit Fees” contained in the Proxy Statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) Documents filed as part of this report:

1. Reference is made to Item 8 hereof.

2. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.3 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference

Exhibit
Number		Description	Reference

4.9		Form of Guarantee (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10		Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
10.1		1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference
10.2		2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		2005 Employee Stock Incentive Plan	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.10		First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.11(1)	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.12(1)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.13(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10	.16(1)	Seventh Amendment to Code Share and Revenue Sharing Agreement, dated as of September 10, 2007, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.23(1)	Joint Venture Contract as of December 22, 2006, by and between Shenzhen Airlines Co., Ltd, Ping Shan SRL and Shan Yue SRL. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.24(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004, between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10	.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.27(1)	Third Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.28(1)	Fourth Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.29(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.30(1)	Reimbursement Agreement dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10.31		Amendment Number One to Delta Connection Agreement dated as of March 31, 2007, between Freedom Airlines, Inc. and Delta Air Lines, inc.	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2007
10	.32(1)	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc.	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2007
10	.33(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.34		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.35		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Jonathan G. Ornstein	Filed herewith
10.36		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.37		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Michael J. Lotz	Filed herewith
10.38		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian S. Gillman	Filed as Exhibit 10.34 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.39		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Brian S. Gillman	Filed herewith
10.40		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.41(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
18.1		Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference
21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit
Number	Description	Reference

31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ JONATHAN G. ORNSTEIN
Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL J. LOTZ
Michael J. Lotz
President & Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: January14, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JONATHAN G. ORNSTEIN, BRIAN S. GILLMAN and MICHAEL J. LOTZ, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein	Chairman of the Board, Chief Executive Officer and Director	January 14, 2008

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	January 14, 2008

/s/ MAURICE A. PARKER Maurice A. Parker	Director	January 14, 2008

/s/ JOSEPH L. MANSON Joseph L. Manson	Director	January 14, 2008

/s/ ROBERT BELESON Robert Beleson	Director	January 14, 2008

/s/ PETER F. NOSTRAND Peter F. Nostrand	Director	January 14, 2008

/s/ CARLOS BONILLA Carlos Bonilla	Director	January 14, 2008

/s/ RICHARD THAYER Richard Thayer	Director	January 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant’s Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.3 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2007, incorporated herein by reference
4.1	Form of Common Stock certificate	Filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Form S-18, Registration No. 33-11765 filed March 6, 1987, incorporated herein by reference
4.2	Form of Common Stock certificate (issued after November 12, 1990)	Filed as Exhibit 4.8 to Form S-1, Registration No. 33-35556 effective December 6, 1990, incorporated herein by reference
4.3	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023	Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.6	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.3 above)	Filed as Exhibit 4.3 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.7	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024	Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Guarantee (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.10	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.7).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant’s Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference
10.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit
Number		Description	Reference

10.3		Outside Directors’ Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4		1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5		2005 Employee Stock Incentive Plan	Filed as Exhibit 10.54 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8		Form of Directors’ and Officers’ Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference
10	.10(1)	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.11(1)	Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.12(1)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.13(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement dated as of September 5, 2003, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.14(1)	Fifth Amendment to Code Share and Revenue Sharing Agreement dated as of January 28, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.14 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference

Exhibit
Number		Description	Reference

10	.15(1)	Sixth Amendment to Code Share and Revenue Sharing Agreement dated as of July 27, 2005, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc.	Filed as Exhibit 10.15 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10	.16(1)	Seventh Amendment to Code Share and Revenue Sharing Agreement, dated as of September 10, 2007, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.23(1)	Joint Venture Contract as of December 22, 2006, by and between Shenzhen Airlines Co., Ltd, Ping Shan SRL and Shan Yue SRL. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.24(1)	Service Agreement between US Airways, Inc. and Air Midwest, Inc. dated as of May 14, 2003 (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.14 to the Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004 between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10	.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.27(1)	Third Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.28(1)	Fourth Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10	.29(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.30(1)	Reimbursement Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Previously filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10.31		Amendment Number One to Delta Connection Agreement dated as of March 31, 2007, between Freedom Airlines, Inc. and Delta Air Lines, inc.	Filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2007
10	.32(1)	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc.	Filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2007

Exhibit
Number		Description	Reference

10	.33(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant dated May 18, 2001 (Certain portions deleted pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.34		Employment Agreement dated as of March 31, 2004, between the Registrant and Jonathan G. Ornstein	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.35		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Jonathan G. Ornstein	Filed herewith
10.36		Employee Agreement, dated as of March 31, 2004, between the Registrant and Michael J. Lotz	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference
10.37		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Michael J. Lotz	Filed herewith
10.38		Employment Agreement, dated April 30, 2005, entered into by and between the Registrant and Brian S. Gillman	Filed as Exhibit 10.34 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.39		Amendment to Employment Agreement, dated as of November 15, 2007 between Registrant and Brian S. Gillman	Filed herewith
10.40		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant’s Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.41(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
18.1		Letter regarding change in accounting principle	Filed as exhibit 18.1 to Registrant’s Form 10-K for fiscal year ended September 30, 2000 and incorporated herein by reference
21.1		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.