Form 10-Q
period 2007-12-31
MESA AIR GROUP INC
filed 2008-02-14
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
(602) 685-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check of a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 1, 2008, the registrant had outstanding 26,879,889 shares of Common Stock.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Operating revenues:
Passenger	$323,203	$330,970
Freight and other	3,389	2,563

Total operating revenues	326,592	333,533
Operating expenses:
Flight operations	93,571	95,183
Fuel	115,919	114,239
Maintenance	72,010	57,900
Aircraft and traffic servicing	19,655	19,231
Promotion and sales	781	814
General and administrative	14,992	16,662
Depreciation and amortization	9,587	10,309
Bankruptcy settlement	—	(620)

Total operating expenses	326,515	313,718

Operating income	77	19,815
Other income (expense):
Interest expense	(9,681)	(9,844)
Interest income	2,600	4,533
Loss from equity method investments	(1,052)	(70)
Other income	3,903	205

Total other expense	(4,230)	(5,176)

Income (loss) from continuing operations before taxes	(4,153)	14,639
Income tax provision (benefit)	(1,395)	5,753

Net income (loss) from continuing operations	(2,758)	8,886
Loss from discontinued operations, net of taxes	(1,448)	(874)

Net income (loss)	$(4,206)	$8,012

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.26
Loss from discontinued operations	(0.05)	(0.02)

Net income (loss) per share	$(0.15)	$0.24

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.22
Loss from discontinued operations	(0.05)	(0.02)

Net income (loss) per share	$(0.15)	$0.20

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$67,747	$72,377
Marketable securities	23,117	124,016
Restricted cash	7,326	12,195
Receivables, net	58,707	49,366
Income tax receivable	723	877
Expendable parts and supplies, net	35,852	35,893
Prepaid expenses and other current assets	141,401	150,028
Deferred income taxes	46,123	46,123
Assets of discontinued operations	42,910	41,374

Total current assets	423,906	532,249
Property and equipment, net	619,568	627,136
Restricted cash	90,000	—
Lease and equipment deposits	17,471	17,887
Equity method investments	15,313	16,364
Other assets	31,039	32,660

Total assets	$1,197,297	$1,226,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70,602	$70,179
Accounts payable	56,712	61,007
Air traffic liability	3,778	4,211
Accrued compensation	10,425	7,353
Income taxes payable	5	1,235
Other accrued expenses	145,703	143,836
Liabilities of discontinued operations	47,587	51,512

Total current liabilities	334,812	339,333
Long-term debt, excluding current portion	553,573	561,946
Deferred credits	117,649	118,578
Deferred income taxes	36,963	42,318
Other noncurrent liabilities	17,980	19,021

Total liabilities	1,060,977	1,081,196
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 27,550,249 and 28,740,686 shares issued and outstanding, respectively	107,578	112,152
Retained earnings	28,742	32,948

Total stockholders’ equity	136,320	145,100

Total liabilities and stockholders’ equity	$1,197,297	$1,226,296

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31st,
	2007	2006
	(Unaudited)
	(In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES(1)	$93,744	$49,523

Cash Flows from Investing Activities:
Capital expenditures	(9,902)	(6,871)
Proceeds from sale of flight equipment and expendable inventory	5,760	43
Change in restricted cash	(85,131)	—
Change in other assets	(31)	4,165
Net returns (payments) of lease and equipment deposits	425	(5)

NET CASH USED IN INVESTING ACTIVITIES	(88,879)	(2,668)
Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(8,798)	(10,202)
Proceeds from exercise of stock options and issuance of warrants	10	91
Common stock purchased and retired	(4,873)	(4,259)
Proceeds from receipt of deferred credits	4,166	4,033

NET CASH USED IN FINANCING ACTIVITIES	(9,495)	(10,337)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,630)	36,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,377	35,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,747	$72,077

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,243	$10,247
Cash paid for income taxes, net	1,257	554
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing provided by manufacturer	$—	$23,644
Receivable for credits related to aircraft financing	1,956	1,000

(1)	Includes $104 million and $14.6 million in proceeds from the sale of marketable securities classified as trading securities for the quarters ended December 31, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three-month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”), a California corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation, MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company; and Ping Shan SRL (“Ping Shan”), a Barbados company with restricted liability. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is a greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the Company was to reclassify a $2.9 million tax

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserve from long-term deferred income tax liability to other noncurrent liabilities under FIN 48. No other changes resulting from implementing FIN 48 were necessary.

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the “direct expense” method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 October 1, 2007 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal 2009. Management has not yet determined the impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations.

2.	Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the Essential Air Service (“EAS”) markets that it serves, and expects to be out of all EAS markets by the end of fiscal 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Three Months Ended
	December 31,
	2007	2006
	(In thousands)

Revenue	$10,470	$14,080
Loss before income taxes	$(2,351)	$(1,440)
Income tax benefit	(902)	(566)

Net loss from discontinued operations	$(1,449)	$(874)

Assets, including assets held for sale, and liabilities associated with the Air Midwest turboprop operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), depreciation and amortization related to assets held for sale ceased as of September 30, 2007. Assets and liabilities of the discontinued operations were as follows:

	December 31,	September 30
	2007	2007
	(In thousands)

Current assets	$7,547	$7,332
Property and equipment, net	33,912	33,916
Other assets	1,451	126
Current liabilities	(6,229)	(9,306)
Current portion of long-term debt	(4,235)	(4,126)
Long-term debt excluding current portion	(37,123)	(38,080)

Net liabilities of discontinued operations	$(4,677)	$(10,138)

3.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines / Freedom, go! and Other. Operating revenues in the Other segment consist primarily of sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. As such, the assets and liabilities and results of operations associated with Air Midwest are not included within the segment information table below, and go! is presented independently for all periods presented.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of December 31, 2007, Mesa Airlines and Freedom Airlines operated a fleet of 158 aircraft — 106 CRJs, 36 ERJs and 16 Dash-8’s.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of December 31, 2007, go! operated a fleet of 5 CRJ-200 aircraft.

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

Quarter Ended	Mesa/
December 31, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total

Total operating revenues	$320,789	$6,167	$56,957	$(57,320)	$326,593
Depreciation and amortization	8,217	526	844	—	9,587
Operating income (loss)	5,416	(6,582)	9,180	(7,575)	439
Interest expense	(7,465)	—	(2,366)	151	(9,680)
Interest income	1,452	32	899	(150)	2,600
Income (loss) before income tax	3,086	(6,547)	6,878	(7,570)	(4,153)
Income tax provision (benefit)	636	(894)	(110)	(1,027)	(1,395)
Total assets	1,389,942	14,407	610,758	(861,088)	1,154,019
Capital expenditures (including non-cash)	6,823	—	3,079	—	9,902

Quarter Ended	Mesa/
December 31, 2006 (000’s)	Freedom	go!	Other	Eliminations	Total

Total net operating revenues	$328,187	$6,715	$56,447	$(57,816)	$333,533
Depreciation and amortization	8,670	504	1,135	—	10,309
Operating income (loss)	21,878	(1,944)	7,454	(7,573)	19,815
Interest expense	(7,598)	—	(2,395)	149	(9,844)
Interest income	3,050	54	1,578	(149)	4,533
Income (loss) before income tax	17,817	(1,890)	6,260	(7,572)	14,639
Income tax provision (benefit)	7,013	(743)	2,459	(2,976)	5,753
Total assets	1,424,703	9,978	512,650	(724,443)	1,181,204
Capital expenditures (including non-cash)	26,764	241	3,510	—	30,515

4.	Marketable Securities

The Company has a cash management program provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of December 31, 2007, the Company had $23.1 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at December 31, 2007 and September 30, 2007, were $0.3 million and $3.8 million, respectively. During the quarter ended December 31, 2007, unrealized gains on marketable securities totaled $3.5 million and are included within other income in the condensed consolidated statements of operations.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Restricted Cash

At December 31, 2007, the Company had $97.3 million in restricted cash. On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a Confidentiality Agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007, however we were required to post a $90.0 million bond, which is included in noncurrent assets in the condensed consolidated balance sheet, as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court pending the outcome of this litigation.

We have an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $7.2 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

6.	Investment in Kunpeng Airlines

The Company accounts for its investment in the Kunpeng joint venture using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company’s beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa’s exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. In the first quarter of fiscal 2008, the amount of the loss recorded by Mesa was less than its relative ownership percentage as a result of this provision. To the extent that losses carried forward by Shenzhen as a result of this provision from any previous year(s), the profit of the current year shall first be used to cover the additional loss that was previously born by Shenzhen from any prior year.

In addition to our joint venture interest in Kunpeng Airlines, the Company currently subleases four regional jets to Kunpeng (fourth aircraft added in December) and are in negotiations to sublease additional aircraft in the future. Total sublease revenue for the quarter ended December 31, 2007 was $1.1 million.

7.	Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United Airlines. Approximately 98.2% of the Company’s consolidated passenger revenue for the three month period ended December 31, 2007 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 34.9% and 42.0% of total gross accounts receivable at December 31, 2007 and September 30, 2007, respectively.

US Airways accounted for approximately 46.5% of the Company’s total passenger revenue in the three month period ended December 31, 2007. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

United Airlines accounted for approximately 30.7% of the Company’s total passenger revenue in the three month period ended December 31, 2007. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

Delta Air Lines accounted for approximately 21.0% of the Company’s total passenger revenue in the three month period ended December 31, 2007. A termination of the Delta agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2007	2007
	(In thousands)

Notes payable to bank, collateralized by the underlying aircraft, due 2019	$304,540	$309,646
Senior convertible notes due June 2023(1)	37,834	37,834
Senior convertible notes due February 2024(2)	100,000	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.04% at September 31, 2007), collateralized by the underlying aircraft	29,681	30,544
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	21,006	21,384
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (7.49% at December 31, 2007), collateralized by the underlying aircraft	116,403	117,609
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	13,779	14,167
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	826	837
Other	106	104

Total debt	624,175	632,125
Less current portion	(70,602)	(70,179)

Long-term debt	$553,573	$561,946

(1)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note, the Company could be obligated to pay $37.8 million in fiscal 2008. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

(2)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $100.0 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

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

	Three Months Ended December 31,
	2007	2006
	(In thousands)

Share calculation:
Weighted average shares outstanding — basic	28,542	33,632
Effect of dilutive outstanding stock options and warrants	*	506
Effect of restricted stock	*	88
Effect of dilutive outstanding convertible debt	*	10,704

Weighted average shares outstanding — diluted	28,542	44,930

Adjustments to net income (loss):
Net income (loss) from continuing operations	$(2,758)	$8,886
Interest expense on convertible debt, net of tax	*	909

Adjusted net income (loss) from continuing operations	$(2,758)	$9,795

*	Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 3,418,396 and 717,639 shares of common stock were outstanding during the quarters ended December 31, 2007 and 2006, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

10.	Stock Repurchase Program

The Company’s Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of December 31, 2007, the Company has acquired and retired approximately 17.2 million shares of its outstanding common stock at an aggregate cost of approximately $111.7 million, leaving approximately 12.2 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $4.9 million during the three months ended December 31, 2007:

				Maximum
				Number of
			Cumulative Number	Shares That
	Total Number	Average Price	of Shares Purchased	May yet be
	of Shares	Paid per	as As Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

November 2007	203,377	$3.37	16,104,562	13,317,699
December 2007	1,129,992	$3.71	17,234,554	12,187,707

MESA AIR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Bankruptcy Settlement

In the first quarter of fiscal 2007, the Company received approximately 13,000 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West (“Pre-Merger US Airways”). The Company sold the stock and realized proceeds of $0.6 million.

12.	Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options at the time of grant and amortized over the stock options’ vesting period.

The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended December 31,
	2007	2006
	(In thousands)

General and administrative expenses:
Stock options expense	$53	$354
Restricted stock expense	235	349

Total	$288	$703

13.	Commitments and Contingencies

In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft (with an option to purchase an eleventh aircraft), with deliveries scheduled to begin in September 2008. In conjunction with this purchase agreement, Mesa had $6.5 million on deposit with Bombardier Regional Aircraft Agreement (“BRAD”) that was included in lease and equipment deposits at December 31, 2007. The remaining deposits are expected to be returned upon completion of permanent financing on each of the ten aircraft.

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

During the second quarter of fiscal year 2007, we entered into a memorandum of understanding (“MOU”) with Delta’s Technical Operations division (“DTO”) for its previously uncovered GE engines. As referenced above, the MOU contemplates that the GE CF334-3B1 engines, currently covered by the GE contract (scheduled to expire in December 2008), will be transitioned to and covered by the DTO maintenance program. The MOU requires a monthly payment based upon the prior month’s flight hours incurred by the covered engines. The hourly rate increases over time based upon the engine overhaul costs that are expected to be incurred in that year and is subject to escalation based on changes in certain price indices. Maintenance expense is recognized based upon the product of flight hours flown and the rate in effect for the applicable period. Negotiations are continuing between the Company and DTO and we anticipate executing a final definitive agreement in the second quarter of fiscal 2008.

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

In May 2002, the Company entered into a five-year fleet management program with Pratt & Whitney Canada Corp. (“PWC”) to provide maintenance for the Company’s Beechcraft 1900D turboprop engines. The contract requires a monthly payment based upon flight hours incurred by the covered aircraft. The hourly rate is subject to annual adjustment based on changes in certain price indices and is guaranteed to increase by no less than 1.5% per year. The monthly charges are made for seventy-two months and services are covered for sixty months. Services provided in the last year are on a time and materials basis. The agreement covers all of the Company’s Beechcraft 1900D turboprop aircraft and engines. The agreement also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and provides for return of a pro-rated share of the prepaid amount upon early termination. The Company does not anticipate an early termination under the contract.

In connection with a Master Purchase Agreement between the Company and Bombardier certain payments totaling $18.7 million are required to be repaid to Bombardier during the six years ending fiscal 2014.

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that Mesa had breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleged, among other things, that the Company breached the Confidentiality Agreement by (a) using certain evaluation material in deciding to enter the Hawaiian inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 after the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, sought unspecified damages, requested that the Company turn over to Hawaiian any evaluation material in its possession, custody or control, and also sought an injunction preventing the Company’s subsidiary go! from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

On October 30, 2007, the Bankruptcy Court found that the Company had violated the terms of the Confidentiality Agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and was required to post a $90.0 million bond as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the Statements of Operations in the fourth quarter of fiscal 2007.

On January 9, 2007, Aloha Airlines filed suit against the Company in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act and alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006.

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

In accordance with the terms our joint venture agreement in China, we are obligated to contribute an additional RMB 196,000,000 (approximately $26.9 million at December 31, 2007) to Kunpeng in accordance with Kunpeng’s operational requirements as determined by Kunpeng’s board of directors, but in any event, not prior to May 16, 2009.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto.

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

Discontinued Operations

In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve, and expect to be out of all EAS markets by the end of fiscal 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

Executive Overview

The first quarter of fiscal 2008 marked a number of milestones for us.

•	The Company placed into service the first two 76-seat CRJ-900 regional jets at Freedom Airlines, flying for Delta as Delta Connection. Freedom will be taking delivery of a total of 14 such aircraft.

•	The Company continued to grow its Chinese joint venture, KunPeng Airlines, delivering two more CRJ-200’s to the joint venture in the first quarter. Three aircraft were in operation in the quarter, flying primarily out of a hub in Xian, China.

•	The Company’s Hawaiian interisland operation go!, launched in third quarter fiscal 2006, celebrated flying its one millionth passenger. go! had been in operation for 17 months when it achieved this milestone.

Fleet

Aircraft in Operation at December 31, 2007:

Type of Aircraft

CRJ-200/100 Regional Jet	51
CRJ-700 Regional Jet	20
CRJ-900 Regional Jet	40
Embraer 145 Regional Jet	36
Beechcraft 1900D	20
Dash-8	16

Total	183

Summary of Financial Results

Mesa Air Group recorded a consolidated net loss from continuing operations of $(2.8) million in the first quarter of fiscal 2008, representing a diluted loss per share from continuing operations of $(0.10) . This compares to consolidated net income from continuing operations of $8.9 million or $0.22 per diluted share in the first quarter of fiscal 2007.

Approximately 98.2% of our passenger revenue in the first quarter of fiscal 2008 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the first quarter of fiscal 2008, approximately 97% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.

The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):

OPERATING DATA

	Operating Data
	Three Months Ended December 31st,
	2007	2006

Passengers	3,587,044	3,884,084
Available seat miles (“ASM”) (000’s)	2,120,137	2,304,587
Revenue passenger miles (000’s)	1,550,131	1,694,773
Load factor	73.1%	73.5%
Yield per revenue passenger mile (cents)	21.1	19.7
Revenue per ASM (cents)	15.4	14.5
Operating cost per ASM (cents)	15.4	13.6
Average stage length (miles)	398	397
Number of operating aircraft in fleet	183	181
Gallons of fuel consumed	41,455,546	55,290,884
Block hours flown	128,558	144,468
Departures	84,984	96,034

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues

Flight operations	$4.41	28.7%	$4.13	28.5%
Fuel	5.47	35.5%	4.96	34.3%
Maintenance	3.38	22.0%	2.51	17.4%
Aircraft and traffic servicing	0.93	6.0%	0.83	5.8%
Promotion and sales	0.04	0.2%	0.04	0.2%
General and administrative	0.71	4.6%	0.72	5.0%
Depreciation and amortization	0.45	2.9%	0.45	3.1%
Total operating expenses	15.40	100.0%	13.61	94.1%
Interest expense	(0.46)	(3.0)%	(0.43)	(3.0)%
Interest income	0.12	0.8%	0.20	1.4%
Loss from equity method investment	(0.05)	(0.3)%	—	0.0%
Other income (expense)	0.18	1.2%	0.01	0.1%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Segment Data
	Three Months Ended December 31, 2007 (000’s)
	Mesa/Freedom	go!	Other	Elimination	Total

Total net operating revenues	$320,789	$6,167	$56,957	$(57,320)	$326,593
Total operating expenses	315,373	12,749	47,777	(49,745)	326,154

Operating income (loss)	$5,416	$(6,582)	$9,180	$(7,575)	$439

	Three Months Ended December 31, 2006 (000’s)
	Mesa/Freedom	go!	Other	Elimination	Total

Total net operating revenues	$328,187	$6,715	$56,447	$(57,816)	$333,533
Total operating expenses	306,309	8,659	48,993	(50,243)	313,718

Operating income (loss)	$21,878	$(1,944)	$7,454	$(7,573)	$19,815

RESULTS OF OPERATIONS

Quarter ended December 31, 2007 versus the quarter ended December 31, 2006

Operating Revenues

In the quarter ended December 31, 2007, net operating revenue decreased $6.9 million, or 2.1%, to $326.6 million from $333.5 million for the quarter ended December 31, 2006. Contract revenue decreased $7.7 million or 2.4%, driven primarily by the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $8.6 million of revenue in the quarter ended December 31, 2006. Operating revenues for go! decreased $0.6 million or 8.2% due primarily to a 12.5% and 13.7% reduction in ASM’s and block hours, respectively. Freight and other revenue increased primarily due to sublease income from our Chinese joint venture.

Operating Expenses

Flight Operations

In the quarter ended December 31, 2007, flight operations expense decreased $1.6 million, or 1.7%, to $93.6 million from $95.2 million for the quarter ended December 31, 2006. On an ASM basis, flight operations expense increased 6.9% to 4.4 cents per ASM in the quarter ended December 31, 2007 from 4.1 cents per ASM in the quarter ended December 31, 2006. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM’s decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by a net $2.0 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft in operation year-over-year as well as a shift of aircraft types within our fleet. This decrease was partially offset by increases in employee related expenses and insurance.

Fuel

In the quarter ended December 31, 2007, fuel expense increased by $1.7 million or 1.5%, to $116.0 million from $114.2 million for the quarter ended December 31, 2006. On an ASM basis, fuel expense increased 10.3% to 5.5 cents per ASM in the quarter ended December 31, 2007 from 5.0 cents per ASM in the quarter ended December 31, 2006. Fuel cost per gallon increased $0.74, to $2.81 in the quarter ended December 31, 2007 from $2.07 per gallon in the quarter ended December 31, 2006. The cost per gallon increase resulted in a $30.6 million unfavorable price variance, of which $0.5 million related to go!. The majority of the unfavorable price variance was offset by a decrease in the gallons of fuel purchased in the quarter ended December 31, 2007, which resulted in a $28.5 million favorable volume variance. The volume decrease is primarily due to a new direct supply agreement with United Airlines at three large stations. In the quarter ended December 31, 2007, approximately 97% of our fuel costs were reimbursed by our code-share partners.

In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at three of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these three United stations.

Maintenance

In the quarter ended December 31, 2007, maintenance expense increased $14.1 million, or 24.4%, to $72.0 million from $57.9 million for the quarter ended December 31, 2006. On an ASM basis, maintenance expense increased 35.2% to 3.4 cents per ASM in the quarter ended December 31, 2007 from 2.5 cents per ASM in the quarter ended December 31, 2006. The increase in maintenance expense is primarily due to an approximate $8 million increase in engine maintenance work which the Company anticipated and negotiated a contract to cover going forward, approximately $5.3 million in costs associated with lease returns of three CRJ-200 aircraft, and higher year-over-year maintenance costs associated with go! of approximately $2.7 million. Partially offsetting these increases was savings from in-sourcing certain maintenance contracts of $1.4 million, and decreased freight expense due to new contracts and vendor consolidation of $1.0 million.

Aircraft and Traffic Servicing

In the quarter ended December 31, 2007, aircraft and traffic servicing expense increased by $0.5 million, or 2.2%, to $19.7 million from $19.2 million for the quarter ended December 31, 2006. On an ASM basis, aircraft and traffic servicing expense increased 11.1% to 0.9 cents per ASM in the quarter ended December 31, 2007 from 0.8 cents per ASM in the quarter ended December 31, 2006. Approximately $0.2 million of this increase related to our code-share operations and approximately $0.2 million related to our go! operations.

Promotion and Sales

In the quarter ended December 31, 2007, promotion and sales expense remained relatively unchanged at $0.8 million as compared to the quarter ended December 31, 2006. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.

General and Administrative

In the quarter ended December 31, 2007, general and administrative expense decreased $1.7 million, or 10.0%, to $15.0 million from $16.7 million for the quarter ended December 31, 2006. Employee related costs decreased by approximately $2.8 million, primarily in the areas of workers compensation expense and managerial bonuses. These decreases were substantially offset by increases in legal expenses and outside services. Legal expenses increased by $1.6 million, which is primarily attributable to litigation involving go! and the commencement of our Chinese joint venture subsequent to the quarter ended December 31, 2006. Outside services increased by approximately $0.6 million due to various professional service fees. In addition, bad debt expense decreased by approximately $1.0 million due to a decrease in our estimated allowance for doubtful accounts requirement.

Depreciation and Amortization

In the quarter ended December 31, 2007, depreciation and amortization decreased $0.7 million, or 7.0%, to $9.6 million from $10.3 million for the quarter ended December 31, 2006. The decrease was primarily due to fully depreciated aircraft modifications against CRJ 200 aircraft along with retired Dash 8’s aircraft.

Bankruptcy Settlement

In the quarter ended December 31, 2007 there was no activity regarding bankruptcy and vendor settlements. In the quarter ended December 31, 2006, the Company received approximately 13,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways and recognized an approximate $0.6 million benefit.

Interest Expense

In the quarter ended December 31, 2007, interest expense decreased $0.1 million, or 1.7%, to $9.7 million from $9.8 million for the quarter ended December 31, 2006. This decrease is driven by lower interest rates offset by higher average outstanding debt balances in the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006.

Interest Income

In the quarter ended December 31, 2007, interest income decreased $1.9 million, or 42.6%, to $2.6 million from $4.5 million for the quarter ended December 31, 2006. The decrease in the Company’s interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash and marketable securities. At December 31, 2007, our total balance was $188.2 million, which was $68.1 million less that the $256.3 million balance the Company carried at December 31, 2006.

Loss from Equity Method Investments

In the quarter ended December 31, 2007, loss from equity method investments increased $1.0 million to $1.1 million from $0.1 million for the quarter ended December 31, 2006. The increase is primarily due to an increase in our share of losses on our investment in Nilchii. Additionally, we recognized our share of losses on our investment in Kunpeng Airlines in the quarter ended December 31, 2007, which did not begin revenue generating activities until the fourth quarter of fiscal 2007.

Other Income (Expense)

In the quarter ended December 31, 2007, other income (expense) increased $3.7 million to $3.9 million from $0.2 million for the quarter ended December 31, 2006. The increase is primarily due to a $3.5 million increase in unrealized gains on investment securities and a $0.4 million increase on realized gains on sales of investment securities.

Income Taxes

In the quarter ended December 31, 2007, our effective tax rate decreased to 33.6% from 39.3% for the quarter ended December 31, 2006. The decrease in our effective tax rate is primarily due to the rate impact of the inverse relationship of operating losses, non-deductible items and current state taxes for stand-alone subsidiary filings in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At December 31, 2007, we had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash of $97.3 million) of $188.2 million, compared to $208.6 million at September 30, 2007. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.

Sources of cash included $93.7 million provided from operations, due primarily to $104.4 million in proceeds from the sale of marketable securities classified as trading securities, partially offset by other changes in assets and liabilities. Additional sources of cash include $5.8 million in proceeds from the sale of flight equipment and expendable inventory and $4.2 million in receipts of deferred credits.

Uses of cash included funding a $90.0 million surety bond required by the judgment against us related to our Hawaiian lawsuit, capital expenditures of $9.9 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, $8.8 million in principal payments on long-term debt and the purchase and retirement of $4.9 million of the Company’s outstanding common stock.

As of December 31, 2007, we had net receivables of approximately $58.7 million, compared to net receivables of approximately $49.4 million as of September 30, 2007. The amounts due consist primarily of receivables from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 36% of total gross accounts receivable at December 31, 2007.

In the event that the holders of the Senior convertible notes due June 2023 exercise their right to require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note, the Company could be obligated to pay $37.8 million on or about that date. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

During the second quarter of fiscal 2008 the Company is obligated to pay approximately $60.0 million in aircraft lease payments comprised of two $30.0 million payments representing normal scheduled semi-annual lease payments.

In the event that the holders of the Senior convertible notes due February 2024 exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $100.0 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

We believe that the Company will be able to meet its ongoing financial requirements through a combination of existing liquidity, operational cash flows, refinancing or a capital market transaction of our choosing. No assurance can be given that we will be able to raise additional capital, when needed, on acceptable terms.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of the types described in the categories set forth the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

Contractual Obligations

There were no significant changes to the cash obligations as set forth in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

In adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective October 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2007:

	Number of Aircraft
				Operating on
				Dec. 31,	Passenger
Type of Aircraft	Owned	Leased	Total	2007	Capacity

CRJ-200/100 Regional Jet	2	54	56	51	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	26	40	40	86/76
Embraer 145 Regional Jet	—	36	36	36	50
Beechcraft 1900D	34	—	34	20	19
Dash-8	—	22	22	16	37

Total	58	150	208	183

Fleet Plans

CRJ Program

As of December 31, 2007, we operated 111 Canadair Regional Jets (51 CRJ-200/100, 20 CRJ-700 and 40 CRJ-900s).

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2007, we had taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900’s (which can be converted to CRJ-700’s) was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft (with an option to purchase an eleventh aircraft), deliveries scheduled to begin in September 2008. These CRJ-700 NextGen aircraft will be added into our United Express operation. In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the Delta code-share agreement of March 2007. During the quarter ended December 31, 2007, we took delivery of one more CRJ-900 aircraft, also on lease from Delta with 12 more CRJ-900 aircraft (to be leased from Delta) scheduled for delivery through January 2009 in connection with such code-share agreement. The CRJ-900 aircraft acquired, and to be acquired by Delta, are leased to the Company for a nominal amount. As a result, our revenue and expenses attributable to flying the CRJ-900’s will be substantially less than if we provided the aircraft.

ERJ Program

As of December 31, 2007, we operated 36 Embraer 145 aircraft. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”). We also have options for 25 additional aircraft. In September 2006, our contract with Embraer was amended to extend the option exercise date to November 2008 for deliveries beginning in May 2009.

Beechcraft 1900D

As of December 31, 2007, we owned 34 Beechcraft 1900D aircraft and were operating 20 while leasing the remaining 14. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”). As previously discussed, we intend to sell the 20 Beechcraft 1900D aircraft that were in operation at December 31, 2007.

Dash-8

As of December 31, 2007, we had 16 Dash-8 aircraft in operation; 10 with US Airways Express and 6 with United Express. During fiscal 2007, we parked 12 Dash-8 aircraft, associated with the Delta code-share agreement. Due to higher than anticipated costs associated with our Delta Dash-8 fleet related to our JFK operations, the Company and Delta developed a joint plan to eliminate the Dash-8 fleet from the JFK operations.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company’s market risk from September 30, 2007 to December 31, 2007.

Item 4.	Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to take steps to remediate the material weakness noted in our annual report on Form 10-K for the fiscal year ended September 30, 2007. We have begun an aggressive recruiting campaign and have hired professional consultants to fill key positions until permanent replacements are hired. We believe these steps will provide adequate short-term solutions as we recruit hire and train the appropriate full time personnel.

* * *

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In February 2006, Hawaiian Airlines, Inc. (“Hawaiian”) filed a complaint against the Company in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) alleging that the Company breached the terms of a Confidentiality Agreement entered into in April 2004 with the Trustee in Hawaiian’s bankruptcy proceedings. Hawaiian’s complaint alleged, among other things, that the Company breached the Confidentiality Agreement by (a) using the evaluation material in deciding to enter the Hawaiian inter-island market, and (b) failing to return or destroy any evaluation materials after being notified by Hawaiian on or about May 12, 2004 that the Company had not been selected as a potential investor for a transaction with Hawaiian. Hawaiian, in its complaint, sought unspecified damages, requested that the Company turn over to Hawaiian any evaluation material in the Company’s possession, custody or control, and also sought an injunction preventing the Company from providing inter-island transportation services in the State of Hawaii for a period of two years from the date of such injunctive relief.

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

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006.

Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. The case is in its incipient stages and a tentative trial date of October 28, 2008 has been scheduled by the court.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended December 31, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company’s Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of December 31, 2007, the Company has acquired and retired approximately 17.2 million shares of its outstanding common stock at an aggregate cost of approximately $111.7 million, leaving approximately 12.2 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

The Company repurchased the following shares for $4.3 million during the three months ended December 31, 2007:

				Maximum
				Number of
			Cumulative Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

November 2007	203,377	$3.37	16,104,562	13,317,699
December 2007	1,129,992	$3.71	17,234,554	12,187,707

Item 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to vote for Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ MICHAEL J. LOTZ
Michael J. Lotz
President & Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: February 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith