Form 10-K/A
period 2007-09-30
MESA AIR GROUP INC
filed 2008-03-07
CIK 810332

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 3, 2007: Common Stock, no par value: $105.2 million.

On January 11, 2008, the Registrant had outstanding 28,883,618 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

MESA AIR GROUP, INC.

2007 FORM 10-K/A

		Page
		No.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	28
Item 14.	Principal Accountant Fees and Services	29

PART IV
Item 15.	Exhibits, Financial Statement Schedules	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Mesa Air Group, Inc. (the “Company”) for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2008 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, is as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the names and ages of the directors of the Company:

Name	Age	Position

Jonathan G. Ornstein	50	Chairman of the Board
Daniel J. Altobello	66	Director
Robert Beleson	57	Director
Carlos E. Bonilla	53	Director
Joseph L. Manson	58	Director
Peter F. Nostrand	60	Director
Maurice A. Parker	62	Director
Richard R. Thayer	50	Director

Directors

Biographical information regarding our directors is set forth below.

Jonathan G. Ornstein was appointed President and Chief Executive Officer of the Company effective May 1, 1998. Mr. Ornstein became a director in January 1998. Mr. Ornstein assumed the role of Chairman of the Board in June 1999. On June 21, 2000, Mr. Ornstein relinquished his position as President of the Company to Michael J. Lotz. From April 1996 until joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, Inc. Mr. Ornstein joined Continental Express Airlines, Inc. as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company’s subsidiary, WestAir Holding, Inc.

Daniel J. Altobello has served as a director of the Company since January 1998 and is the current Lead Director. Mr. Altobello also serves as a member of the Compensation Committee and as an ex-officio non-voting member of the Nominating & Corporate Governance Committee. Mr. Altobello is currently the Chairman of Altobello Family Partners, an investment company and is the retired Director and Chairman of Onex FoodServices, the parent corporation of Caterair International, Inc. and LSG/SKY Chefs. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. From 1979 to 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President of Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. He is a member of the board of directors of Friedman, Billings and Ramsey Group, Inc., Diamond Rock Hospitality Trust and JER Investors Trust, all reporting companies, and an advisory director of Thayer Capital Partners, a private company. He is a trustee of Loyola Foundation, Inc. Mr. Altobello obtained a bachelor of arts in English from Georgetown University and a master of business administration from Loyola College.

Robert Beleson was elected as a director of the Company in October 2003. Mr. Beleson also serves as Chairman of the Nominating & Corporate Governance Committee and is a member of the Audit Committee. In November 2004, he became the Chief Executive Officer of Christiana Spirits Incorporated and served in that capacity until September 2007. Mr. Beleson is also an equity investor in Christiana Spirits Incorporated and currently serves as its Chairman. Since May 2002, Mr. Beleson has also provided marketing and strategic planning consulting services to select clients in the aviation and wine and spirit industries. This consulting service was formally organized as Brookfield Marketing, L.L.C. on October 1, 2003. From July 2001 to April 2002, he served as

Chief Marketing Officer for Avolar, a former division of United Airlines. From March 1996 to December 2000, he served as President of M. Shanken Communications, Inc., New York, New York. From May 1991 to February 1996, he served as Chief Marketing Officer for Playboy Enterprises. Mr. Beleson received a bachelor of science from Cornell University School of Industrial and Labor Relations and a master of business administration from Harvard Business School.

Carlos E. Bonilla was elected as a director of the Company in April 2006. Mr. Bonilla also serves as a member of the Compensation Committee. He is currently Senior Vice President of the Washington Group, a government relations firm and has been with such firm since March 2003. He previously served, from January 2001 until March 2003, as a Special Assistant to President George W. Bush, focusing on a variety of transportation and pension issues. Mr. Bonilla received a bachelor of arts in economics from American University and a master of arts in economics from Georgetown University.

Joseph L. Manson has been a director of the Company since July 2001. Mr. Manson also serves as a member of the Nominating & Corporate Governance Committee. Mr. Manson joined the Washington, D.C. office of the law firm Baker & Hostetler LLP as a partner in February 2005. Prior to joining Baker & Hostetler, Mr. Manson was employed with Piper Rudnick LLP (which merged with Verner Liipfert Bernhard McPherson and Hand) since 1974. Mr. Manson received a bachelor of science from the University of Virginia and a doctorate in jurisprudence from Emory University.

Peter F. Nostrand was elected as a director of the Company in April 2005. Mr. Nostrand also serves as Chairman of the Compensation Committee and is a member of the Audit Committee. He is currently the Chairman Emeritus, SunTrust, Greater Washington where he has served in a variety of functional divisions including International, National, Energy, Commercial and Retail beginning in June 1973. Mr. Nostrand received a bachelor of arts from Amherst College and a master of education from the University of Virginia.

Maurice A. Parker has been a director of the Company since November 1998. Mr. Parker has served as Executive Director of Regional Aviation Partners since April 2001. From 1978 to January 1997, Mr. Parker served as a Federal Mediator for the National Mediation Board of the United States government. From 1997 to the present, Mr. Parker has worked as an independent arbitrator, mediator and consultant. Mr. Parker obtained a bachelor of science in technical education from the University of Houston and a doctorate in jurisprudence from South Texas College of Law.

Richard R. Thayer was elected as a director of the Company in April 2006. Mr. Thayer also serves as Chairman of the Audit Committee and is a member of the Nominating & Corporate Governance Committee. He is currently the Executive Vice President, Finance at Philadelphia Media Holdings LLC and its principal subsidiary Philadelphia Newspapers LLC, publisher of the Philadelphia Inquirer and the Philadelphia Daily News. Prior to joining Philadelphia Media Holdings LLC, he was Managing Director at J.P. Morgan Securities, Inc. He has over twenty-five years experience in the banking and securities industries at J.P. Morgan and its predecessor banks including, Managing Director, in its Restructuring, Syndicated & Leveraged Finance and Global Transportation groups. Mr. Thayer obtained a bachelor of science from the Wharton School, University of Pennsylvania with a dual major in Finance and Marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the SEC within specified time periods. Such officers, directors and shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that between October 1, 2006 and September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Corporate Governance

The Board of Directors is responsible for providing oversight of the affairs of the Company for the benefit of stockholders. The Board of Directors has adopted Corporate Governance Guidelines, charters for its Audit, Compensation, Nominating/Corporate Governance and Code of Conduct and Ethics for directors, officers and employees of Mesa Air Group, Inc., its subsidiaries and affiliated companies. You can obtain copies of our current committee charters, codes and policies in the “Corporate Governance” section of our website (www.mesa-air.com) or by writing to our Corporate Secretary at 410 North 44th Street, Suite 100, Phoenix, Arizona 85008. Any substantive amendment to, or waiver from, any provision of the Code of Conduct and Ethics with respect to any director or executive officer will be posted on our website.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2007 to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Audit Committee Matters

The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the board of directors and as “independent” is defined under current standards of the NASDAQ Stock Market (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. Additionally, the Board has determined that Peter F. Nostrand and Richard R. Thayer, each of the Audit Committee, is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Messrs.

Item 11.	Executive Compensation

Compensation Committee Report

The Compensation Committee (the “Committee”) has reviewed and discussed the following Compensation Discussion and Analysis (the “CD&A”) and discussed it with management. Based on its review and discussion with management, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s proxy statement and in this Form 10-K/A (Amendment No. 1). This report is provided by the following independent directors, who comprise the Committee:

Peter F. Nostrand, Chairman
Daniel J. Altobello
Carlos E. Bonilla

COMPENSATION DISCUSSION & ANALYSIS

The following paragraphs describe the material elements of the Company’s compensation objectives and policies and the application of these objectives and policies to the Company’s executive officers, particularly the individuals named in the Summary Compensation Table of this Form 10-K/A (Amendment No. 1). The rules regarding disclosure of executive compensation were modified significantly in 2006. Accordingly, the information set forth below is not directly comparable to the information disclosed in our prior year proxy statements.

The following discussion and analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented below.

Executive Summary

The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers. For our 2007 fiscal year, our named executive officers were:

•	Jonathan G. Ornstein, our Chairman and Chief Executive Officer;

•	Michael J. Lotz, our President and Chief Operating Officer and Chief Accounting Officer;

•	Michael Ferverda, our Senior Vice President — Operations;

•	William Hoke, our interim Chief Financial Officer; and

•	Brian S. Gillman, our Executive Vice President and General Counsel.

George Murnane III, our former Executive Vice President and Chief Financial Officer is also a named executive officer in this proxy statement because he was employed by the Company in fiscal 2007 and, therefore, disclosure regarding his compensation is required under SEC regulations. On September 21, 2007, Mr. Murnane was placed on administrative leave. Mr. Murnane’s employment was terminated on November 5, 2007. William Hoke performed Mr. Murnane’s duties while he was on administrative leave and was appointed interim Chief Financial Officer effective with Mr. Murnane’s termination.

The following discussion and analysis addresses and explains the numerical and related information contained in the summary compensation tables and includes actions regarding executive compensation that occurred after the end of our 2007 fiscal year, including the award of bonuses related to 2007 performance, and the approval by our Compensation Committee of amendments to the employment agreements to which some of our named executive officers are a party.

Executive Compensation Philosophy and Objectives

The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success and growth of the Company. The Company seeks to provide a balanced compensation program consisting of base salaries, cash incentives, equity-based incentives, perquisites and deferred compensation, but to emphasize incentive compensation that will:

•	be competitive in the marketplace;

•	permit us to attract and retain highly qualified executives;

•	encourage extraordinary effort on behalf of the Company;

•	reward the achievement of specific financial goals by the Company, which aligns the interests of management with the interests of our stockholders; and

•	be financially sound.

The Company strives to allocate a significant percentage of total compensation to incentive compensation. The more responsibility executives have over time, the more their pay is determined by the degree to which certain performance goals are reached. We refer to that part of compensation as “at risk” pay and it is a fundamental way in which the Company aligns executive pay with stockholder interests. For example, as described in greater detail below, for our senior executive officers cash incentive bonuses can equal a significant percentage of base salary if maximum performance thresholds are achieved.

This compensation philosophy translates into the following two principles in our executive compensation design:

1. Base salary should decrease as a percentage of total direct compensation as the executive’s responsibilities increase.

As employees move to higher levels of responsibility with more direct influence over the Company’s performance, they have a higher percentage of pay at risk.

2. The ratio of long-term incentive compensation (equity) to short-term incentive compensation (cash) should increase as the executive’s responsibilities increase.

We expect our executives to focus on the Company’s long-term success in achieving profitable growth and generating greater shareholder return. The compensation program is designed to motivate executives to take actions best aligned toward achieving such goals. Executives in positions that most directly affect corporate performance should have as their main priority profitably growing the Company. Receiving part of their compensation in the form of equity reinforces the link between their actions and shareholders’ investment. Equity ownership encourages executives to behave like owners and provides a clear link with shareholders’ interests.

The Company believes that its compensation policies have been, thus far, successful in motivating and retaining its executive officers, as evidenced by the limited turnover in its executive officer ranks in recent years.

Role of the Compensation Committee and Management in Setting Compensation

Role of the Compensation Committee.

The Compensation Committee primarily administers the Company’s cash compensation plans and employee stock option and award plans, and it has the responsibility for recommending the allocation of cash and other compensation, as well as equity awards and discretionary bonuses to senior executive officers of the Company. The entire Board of Directors regularly reviews the Compensation Committee decisions relating to executive compensation. The Compensation Committee consists of three non-employee directors, Messrs. Altobello, Bonilla and Nostrand, all of whom are “independent” according to NASDAQ standards and “disinterested” as required by Rule 16b-3 of the Exchange Act.

Role of Management.

At the beginning of each fiscal year, our CEO evaluates the performance of our President; and the CEO and President evaluate the performance of the other executive officers against the strategic operating plan for the prior fiscal year. In addition, the CEO’s and the President’s evaluations of individual performance also focus on executive officers’ leadership abilities, including their professional development and mentoring of their direct reports. This additional evaluation is carried out by evaluating, on a quarterly basis, each executive officer’s performance against a set of performance factors mutually set and agreed upon by the executive officer and the CEO or President, as the case may be.

The CEO and President then develop compensation recommendations for the other executive officers. Factors that are weighted in making individual target compensation recommendations include:

•	the performance review conducted by the CEO and/or the President;

•	value of the job in the marketplace;

•	relative importance of the position within the Company;

•	individual tenure and experience; and

•	individual contributions to the Company’s results.

The CEO or President review of an executive officer’s performance with respect to his or her performance factors is not directly tied to the executive officer’s compensation. Such reviews, however, heavily influence the CEO’s and/or President’s assessment of an executive officer’s readiness for the types of responsibilities typically associated with a particular position. Once an executive officer’s role and responsibilities are defined, “value of the job in the marketplace” and “relative importance of the position within the executive ranks” are the most determinative factors in setting the proper compensation plan for that executive officer, adjusted to take into consideration the executive officer’s tenure and experience.

At the Committee’s regularly scheduled meeting in November, the Committee reviews and considers the CEO and President’s compensation recommendations for each executive officer. The other executive officers, except as described above, do not play a role in setting executive officer compensation.

Compensation Methodologies; Role of Consultants and Benchmarking

The Compensation Committee periodically assembles, with the assistance of independent executive compensation consultants, competitive market information about executive compensation from a periodic review of companies included in a peer group, other competitive market compensation information, executive compensation trends, our business needs, and our financial performance compared to peers. The Committee reviews this competitive information together with performance assessments of our executives and recommendations provided by the CEO and President. The Committee obtained such information from Frederick W. Cooke & Co. (“FWC”) in April 2004 and utilized such information in setting the compensation for Messrs. Ornstein and Lotz when the Company entered into their respective employment agreements.

Generally, the Committee’s goal is to set executive officers’ compensation levels to fall within the median to upper quintiles of surveyed companies, with guaranteed salary levels to remain reasonably consistent with median to upper quintile rates. For fiscal 2007, based on Company performance, total compensation for all of the named executive officers was at or above the market median.

In determining what it believes to be market median for executive positions, the Committee obtained information from FWC regarding competitive market compensation data available from the proxy statements of peer group companies selected by the Committee. The peer group utilized for setting the compensation for Messrs Ornstein and Lotz in their 2004 employment agreements consisted of publicly traded regional and national air carriers that are headquartered in the United States with whom the Company competes for employees with similar skills.

Our management worked with FWC to make specific recommendations to the Committee with regard to compensation based upon the market data and management’s assessment of the performance of each individual executive officer (other than the CEO). For the CEO, the Committee conducts the performance assessment. Compensation amounts realized from past years and prior year equity awards are generally not considered in the current year’s determination of each individual’s compensation package. The impact of tax or accounting treatments for particular forms of compensation also are generally not considered, except to the extent they reflect industry norms.

The Compensation Committee reviews and approves on an annual basis the evaluation process and compensation structure for the Company’s senior officers. The Committee evaluates, with the CEO’s and President’s input, the Company’s other executive officers and approves the annual compensation, including salary, bonus, incentive and equity compensation, for such officers. The Committee also provides oversight of management’s decisions concerning performance and compensation of other Company officers. The Committee generally meets in the first quarter of each year to review and recommend changes to annual and incentive compensation.

Compensation Program Design and Elements of Compensation

The principal components of compensation for our named executive officers are:

•	base salary and benefits;

•	short-term cash incentive compensation;

•	long-term equity-based compensation;

•	perquisites;

•	severance and change in control plans; and

•	retirement benefits in the form of deferred compensation.

Base Salary and Benefits

Base salary and broad-based benefits, which are not at risk, are designed to attract and retain executives by providing fixed compensation based on competitive market practice, relative to the skills, experience and expected contributions of each executive officer of the Company.

Base salaries for Messrs. Ornstein, Lotz and Gillman are set in their respective employment agreements, which are described below in the “Employment and Change of Control Arrangements” section. The base salaries for Messrs. Ferverda and Hoke were set based on a review of comparative market information for similar situated positions in the airline industry, and Mr. Murnane’s base salary was set forth in an employment agreement. Our Compensation Committee reviews base salaries annually and targets base pay for executive officers at the median to upper quintiles of the comparison groups and adjusts, as appropriate, for tenure, performance and variations in actual position responsibilities from position descriptions in the comparison groups. We took into account compensation levels payable to executives in our industry and reviewed executive compensation information with regard to comparably-sized companies. We further considered the increasingly active market (and correspondingly increased cash and equity compensation levels) for executives with established track records, and potential costs to the Company if replacement management executives were required. We also took into account information concerning employment opportunities with third parties available to our named executive officers, and the importance of retaining their services in areas such as operational leadership and continuing interactions with stakeholders. We continue to consider market conditions with respect to the compensation of all of our executives.

The approved 2007 base salaries, as compared to 2006 salaries, include the following for the named executive officers:

•	Jonathan G. Ornstein, Chairman and Chief Executive Officer — $450,000 (2006 — $450,000);

•	Michael J. Lotz, President and Chief Operating Officer — $400,000 (2006 — $400,000);

•	Brian S. Gillman, our Senior Vice President and General Counsel — $160,000 (2006 — $150,000)

•	Michael Ferverda, our Senior Vice President — Operations — $100,000 (2006 — $99,808); and

•	William Hoke, our interim Chief Financial Officer — $140,000 (2006 — Mr. Hoke commenced employment in March 2007).

Mr. Murnane, our former Executive Vice President and Chief Financial Officer, received a base salary of $250,000 in 2007, as compared to a base salary of $237,308 in 2006.

Our named executive officers are also eligible to participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans. Our named executive officers are also eligible to participate in the Company’s 401(k) plan, and receive Company matching contributions, which are generally available to our employees. Information concerning perquisites, which, by definition, are not generally available to our employees are described in greater detail below.

Short-Term Cash Incentive Compensation

The Compensation Committee views cash incentive compensation as a means of closely tying a significant portion of the total potential annual cash compensation for executives to the financial performance of the Company. Our cash incentive compensation plans are designed to reward individuals for the achievement of certain defined financial objectives of the Company, namely earnings per share growth.

Incentive bonuses for Messrs. Ornstein and Lotz, and formerly Mr. Murnane, which are set forth in their respective employment agreements, are payable quarterly and set at a prescribed percentage of base salary, based upon the year over year percentage growth in earnings per share (“EPS”) of the Company. EPS was selected to align incentive compensation with corporate EPS goals and because the Compensation Committee believes investors may focus on EPS growth when valuing the Company’s common stock. Under the employment agreements, earnings per share is defined as gross profit (loss) before taxes and one-time non-recurring items, divided by basic outstanding shares. The following table summarizes incentive bonuses that were potentially payable to each of Messrs. Ornstein, Lotz and Murnane in fiscal 2007.

		% Change	Quarterly	Annual	Actual
Name	Bonus Level	EPS	Amount	Amount	Amount

Jonathan G Ornstein,	Minimum	Positive	$13,125	$52,500	$52,500
Chairman and Chief Executive Officer	Threshold	5%	$26,250	$105,000	$-0-
	Target	10%	$52,500	$210,000	$-0-
	Maximum	15%	$105,000	$420,000	$-0-
Michael J. Lotz,	Minimum	Positive	$10,000	$40,000	$40,000
President and Chief Operating Officer	Threshold	5%	$20,000	$80,000	$-0-
	Target	10%	$40,000	$160,000	$-0-
	Maximum	15%	$80,000	$320,000	$-0-
George Murnane III,	Minimum	Positive	$10,000	$40,000	$30,000
former Executive Vice President	Threshold	5%	$20,000	$80,000	$-0-
and Chief Financial Officer	Target	10%	$30,000	$120,000	$-0-
	Maximum	15%	$45,000	$180,000	$-0-

In fiscal 2007, our GAAP EPS declined from $1.01 in fiscal 2006 to $(2.63), primarily attributable to a non-cash impairment charge recorded during the second quarter of fiscal 2007 totaling approximately $37.7 million on a pre-tax basis and loss contingency charge of $86.9 million on a pretax basis during the fourth quarter of fiscal 2007. Notwithstanding this full year decline, our EPS improved in the first quarter of fiscal 2007 over the comparable periods in fiscal 2006. As a result, Messrs. Ornstein, Lotz and Murnane received cash bonuses during fiscal 2007 of $52,500, $40,000 and $30,000, respectively.

Mr. Gillman’s employment agreement also provides for an incentive bonus equal to a minimum of 30% of his base salary, payable quarterly, if the Company is profitable. In addition, Mr. Gillman is eligible to receive an additional discretionary cash bonus in the aggregate of 31% to 100% of Mr. Gillman’s salary at such time that the Board of Directors grants similar bonuses to other executives of the Company. Mr. Gillman’s total compensation, including bonus levels, was set to provide a total compensation package commensurate with similarly situated executives. In fiscal 2007, Mr. Gillman received an incentive bonus of $91,407 for the same reason described above with respect to Messrs. Ornstein and Lotz.

Mr. Hoke is not a party to an employment agreement with the Company. In accordance with his offer letter, Mr. Hoke is entitled to a guaranteed bonus of $60,000 and received a signing bonus of $15,000. In subsequent fiscal years Mr. Hoke will be eligible to receive a bonus of up to $80,000 based on the profitability of the Company and his individual performance.

Similarly, Mr. Ferverda is not a party to an employment agreement. He is eligible to receive a bonus of up to $80,000 based on the profitability of the Company and his individual performance.

The Company also, at times, pays discretionary cash bonuses to its named executive officers. In fiscal 2007, the Company did not pay any discretionary cash bonuses to its named executive officers.

Long-Term Equity Based Compensation

The purpose of the Company’s long-term incentive compensation plan is to provide a substantial equity incentive for our executive officers to manage the business for the long-term, complementing the annual bonus that rewards performance in a particular year, and to reward them for the performance of the Company and its common shares over multi-year periods. The Committee awards long-term compensation in the form of annual non-qualified stock option grants, and beginning in fiscal year 2006, restricted stock awards (in lieu of option grants). The Company believes granting restricted stock in lieu of stock options results in less dilution to existing shareholders, enables the Company to utilize its existing option plans longer (because the Company grants less restricted shares than options), and more accurately depicts the expense associated with such benefit. The Committee has not established any long-term incentive programs that are settled in cash because the Committee believes that stock settled programs offer better alignment between the interests of our executive officers and our shareholders.

Equity Plans

The Company has two active equity compensation plans — the Key Officer Stock Option Plan and the 2005 Employee Stock Incentive Plan. The Key Officer Stock Option Plan provides for options to be issued to the Chief Executive Officer and President at set dates for prescribed amounts.

The 2005 Employee Stock Incentive Plan permits the issuance of incentive and non-qualified stock options, restricted stock and performance shares, which are performance bonuses payable in either cash or shares. All employees of the Company or its subsidiaries, including the named executive officers, are eligible to participate in the plan, and awards are issued at the discretion of the Compensation Committee upon recommendation by the Chief Executive Officer. Options granted under the 2005 Employee Stock Incentive Plan are issued at the weighted average price of common stock on the date of grant, generally vest at the rate of one-third per year commencing one year after the grant date, have a 10-year term and are subject to standard option provisions, including the requirement of continued employment and provisions to deal with termination of employment due to retirement, death or disability. Shares of restricted stock granted under the plan are issued at the weighted average price of common stock on the date of grant and typically vest in one-third increments over a three-year period.

Equity Awards

Although the employment agreements for Messrs. Ornstein, Lotz, Murnane and Gillman provide for annual option grants, each of these individuals entered into a restricted stock agreement with the Company pursuant to which each agreed to forego their respective option grants in favor of annual restricted stock grants. Messrs. Ornstein, Lotz, Murnane and Gillman are, and Murnane was, entitled to receive an amount of restricted stock equal to the net value of options to which each such person was otherwise entitled. In 2007, Messrs. Ornstein, Lotz, Murnane, and Gillman received 50,000, 33,333, 20,000, and 10,000 shares of restricted stock, respectively. The 20,000 shares of restricted stock granted to Mr. Murnane were cancelled prior to becoming unrestricted shares as a result of his termination on November 5, 2007.

Messrs. Ferverda and Hoke do not have employment agreements with the Company. In 2007, they each received restricted stock grants of 10,000 shares.

Health and Welfare

The Committee has provided named executive officers with the same health and welfare benefits it provides all its other US-based employees; including medical, dental and vision coverage, life and disability insurance, and, as discussed above, a defined contribution plan (401(k)). Messrs. Ornstein, Lotz, and Gillman also have the option to participate in the Company’s Deferred Compensation Plan.

Other Compensation Plans and Perquisites

Retirement Plans

The Company provides opportunities for all employees to save for retirement in three benefit plans: a voluntary defined contribution plan (401(k)), an employee stock purchase plan and a deferred compensation plan. A deferred compensation plan is also made available to Messrs. Ornstein, Lotz and Gillman pursuant to the terms of their respective employment agreements. These plans are designed to provide competitive retirement benefits.

401(k)

The Company maintains a defined contribution retirement plan for all its eligible employees in the United States under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).

The 401(k) Plan offers the named executive officers and all other employees the opportunity to contribute up to 85% of their annual salary and bonus up to a specified maximum. In addition, the Company makes a matching contribution to each employee equal to 30% of an employee’s contributions, with a cap of 10% of such employee’s annual compensation. The rules of the Internal Revenue Code limit the compensation that may be used in applying any deferral election or matching contribution. In 2007, that limit was $225,000 (the “IRS Cap”).

Perquisites

The Company provides executive officers with a limited number of perquisites that the Company and the Committee believe are reasonable and consistent with its overall compensation program, and necessary to remain competitive. The Committee periodically reviews the level of perquisites provided to the named executive officers. Costs associated with these perquisites are included under “All Other Compensation” in the Summary Compensation Table.

Retirement Benefits — Deferred Compensation

The Company offers the 2005 Mesa Air Group, Inc. Deferred Compensation Plan to provide certain members of management with the opportunity to save for retirement and accumulate wealth in a tax-efficient manner beyond what is available under the Company’s 401(k) retirement savings plan. The Compensation Committee believes that the deferred compensation plan motivates and assists in the retention of key employees by providing them with greater flexibility in structuring the timing of their compensation payments. The deferred compensation plan is an important retention and recruitment tool for the Company, as the companies with which we compete for executive talent typically provide a similar plan to their senior employees.

The employment agreement for Mr. Ornstein requires the Company to make annual deferred compensation payments to an account for the benefit of Mr. Ornstein in an amount equal to his base salary ($450,000 in 2007) at the time of contribution. The employment agreement for Mr. Lotz requires the Company to make annual deferred compensation payments to an account for the benefit of Mr. Lotz in an amount equal to his base salary ($400,000 in 2007) at the time of contribution into a deferred compensation account for the benefit of Mr. Lotz. Following the November 20, 2007 amendments that are described in greater detail below, the employment agreement for Mr. Gillman requires the Company to contribute $50,000 each year into a deferred compensation account for the benefit of Mr. Gillman. All of these contributions are made on March 1st of each year. Messrs. Hoke and Ferverda do not participate in any deferred compensation plans.

Severance and Change in Control Payments

It is our belief that the interests of shareholders will be best served if the interests of our senior management are aligned with them, and providing change of control benefits should eliminate, or at least reduce, any reluctance of senior management to pursue potential change of control transactions that may be in the best interests of shareholders. The salary multiple of the change of control benefits and use of the single trigger change of control benefits were determined after considering market data. In addition, the difference in salary multiples between executives was selected based on internal equities and demands of the job as well as the ability of the specific executive to find a similar position following a change of control. Relative to the overall value of the Company, the Compensation Committee believes these potential change of control benefits are reasonable. The cash components of any change of control benefits are paid lump-sum and are based upon a multiple of base salary plus bonus as described under the section entitled “Employment Agreements and Change of Control” with respect to each named executive officer entitled to such benefits.

Stock Ownership Guidelines

The Board has established share ownership guidelines for its members. Each non-employee member of the Board is strongly encouraged to hold shares of the Company’s common stock having an acquisition value equal to one-year’s retainer, with such ownership to be achieved within fives years of joining the Board.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally prohibits a public company from taking an income tax deduction for compensation over one million dollars paid to the Chief Executive Officer and its four other highest paid executive officers unless certain conditions are met. While the anticipated tax treatment of base and incentive compensation is given some weight in making compensation decisions, the Compensation Committee has not adopted a policy of limiting awards of compensation to amounts that would be deductible under Section 162(m) because the Compensation Committee believes that awards of compensation which would not comply with the Section 162(m) requirements may at times further the long-term interests of the Company and its stockholders.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer and Chief Financial Officer, as well as the three next highest paid executive officers of the Company (the “Named Executive Officers”) as of September 30, 2007.

							Change
							in Pension
							Value
						Non-	and
						Equity	Nonqualified
				Stock		Incentive	Deferred	All Other
Name and		Salary		Awards	Option	Plan	Compensation	Compensation
Principal Position	Year	(1)	Bonus	(4)	Awards	Compensation	Earnings	(5)	Total

Jonathan G. Ornstein, Chairman and Chief Executive Officer	2007	$450,000	$52,000	$111,884	—	—	—	$53,897	$667,781
Michael J. Lotz, President and Chief Operating Officer	2007	$400,000	$40,000	$74,587	—	—	—	$43,129	$557,716
Brian S. Gillman, Executive Vice President and General Counsel	2007	$150,000	$91,407	$22,381	—	—	—	$3,136	$266,924
Michael Ferverda, Senior Vice President — Operations	2007	$90,173	$81,694	—	—	—	—	$2,966	$174,833
George Murnane III, former Executive Vice President and Chief Financial Officer(2)	2007	$247,000	$30,000	$44,755	—	—	—	$3,186	$324,941
William Hoke, Vice President of Finance and Interim Chief Financial Officer(3)	2007	$140,000	$33,333	—	—	—	—	—	$173,333

(1)	Messrs. Ornstein and Lotz deferred a portion of their respective salaries under the Mesa Air Group, Inc. 2005 Deferred Compensation Plan, which is included in the Nonqualified Deferred Compensation Table on page 17. Messrs. Ornstein, Lotz, Gillman and Ferverda also contributed a portion of their salaries to the Company’s 401(k) Plan.

(2)	Mr. Murnane’s employment with the Company terminated effective November 5, 2007. Amounts reflected in this table were paid pursuant to the terms of Mr. Murnane’s employment agreement and occurred prior to his termination from the Company.

(3)	Mr. Hoke began his employment with the Company in March 2007 and began serving as acting Chief Financial Officer on September 21, 2007, when the Company’s prior Chief Financial Officer was placed on administrative leave. He was appointed interim Chief Financial Officer effective November 5, 2007. Mr. Hoke’s bonus amount includes a $15,000 signing bonus.

(4)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2007 for the fair value of the restricted shares granted in fiscal 2007 as well as in prior fiscal years, in accordance with the Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). The amounts shown include the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to note 1 of the footnotes to the Company’s financial statements included in its Form 10-K for the fiscal year ended September 30, 2007, as filed with the SEC. See the Grants of Plan-Based Awards Table for information on awards made in fiscal 2007. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The number of restricted shares awarded to Messrs. Ornstein, Lotz, Gillman, Ferverda and Hoke in 2007 are 50,000,

33,333, 10,000, 10,000 and 10,000, respectively. The restrictions on Messrs. Ornstein, Lotz and Gillman’s restricted shares will lapse in equal one-third increments over a three-year period beginning April 1, 2008. The restrictions on Mr. Ferverda’s restricted shares will lapse in equal one-third increments over a three-year period beginning August 8, 2008. The restrictions on 5,000 of Mr. Hoke’s restricted shares will lapse in equal one-fifth increments over a five-year period beginning April 11, 2008 and the restrictions on Mr. Hoke’s other 5,000 restricted shares will lapse in equal one-fifth increments over a five-year period beginning August 8, 2007.

(5)	The compensation represented by the amounts for 2007 set forth in the All Other Compensation column for the named executive officers are detailed in the following table.

		Company
	Life Insurance	Contributions to
	and	Retirement		Nonaccountable
Name	Disability Premiums	Benefit Plan	Travel Benefits	Expense Allowance

Jonathan G. Ornstein	$8,451	$3,115	$18,858	$23,473
Michael J. Lotz	3,825	3,208	8,890	27,206
Brian S. Gillman	—	3,136	—	—
Michael Ferverda	—	2,966	—	—
George Murnane III	—	3,186	—	—
William Hoke	—	—	—	—

Grants of Plan-Based Awards For Fiscal Year 2007

The following table shows additional information regarding all grants of plan-based awards made to our named executive officers for the year ended September 30, 2007.

									All Other	All Other
									Stock	Option
									Awards:	Awards:	Exercise
									Number of	Number of	or Base
		Estimated Future Payouts Under				Estimated Future Payouts Under			Shares of	Securities	Price of
		Non-Equity Incentive Plan Awards(1)				Equity Incentive Plan Awards			Stock or	Underlying	Option
	Grant	Threshold		Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Date	($)		($)	($)	(#)	(#)	(#)	(#)(2)	(#)	($/Sh)

Jonathan G. Ornstein	10/1/06	$105,000		$210,000	$420,000	—	—	—	50,000	—	—
Michael J. Lotz	10/1/06	$80,000		$160,000	$320,000	—	—	—	33,333	—	—
Brian S. Gillman	10/1/06	$45,000		$46,500	$150,000	—	—	—	10,000	—	—
				to
				$150,000
Michael Ferverda	10/1/06	$20,000		$20,000	$80,000	—	—	—	10,000	—	—
				to
				$80,000
George Murnane III	10/1/06	$80,000		$120,000	$180,000	—	—	—	—	—	—
William Hoke	10/1/06	$60,000	(3)	$60,000	$60,000	—	—	—	10,000	—	—

(1)	As discussed in the CD&A under “Short-Term Cash Incentive Compensation,” the potential payout at threshold level is pegged at achieving a 5% year over year change in EPS for the applicable period, a 10% change in EPS at the target level, and a 15% change in EPS at the maximum level for Messrs. Ornstein and Lotz. The potential payout for Mr. Gillman at the threshold level is based on the Company being profitable in the applicable quarterly period. Messrs. Ferverda and Hoke are entitled to receive quarterly bonuses of up to $20,000 based on the Company’s profitability and their individual performance.

(2)	The restrictions on Messrs. Ornstein, Lotz and Gillman’s restricted shares will lapse in equal one-third increments over a three-year period beginning April 1, 2008. The restrictions on Mr. Ferverda’s restricted shares will lapse in equal one-third increments over a three-year period beginning August 8, 2008. The restrictions on 5,000 of Mr. Hoke’s restricted shares will lapse in equal one-fifth increments over a five-year period beginning April 11, 2008 and the restrictions on Mr. Hoke’s other 5,000 restricted shares will lapse in equal one-fifth increments over a five-year period beginning August 8, 2007.

(3)	Pursuant to Mr. Hoke’s offer letter, he is entitled to a guaranteed bonus of $60,000 during his first year of employment with the Company.

Outstanding Equity Awards at September 30, 2007

The following table summarizes the equity awards we have made to each of the named executive officers that were outstanding as of September 30, 2007.

	Option Awards							Stock Awards
												Equity
											Equity	Incentive Plan
					Equity						Incentive	Awards:
					Incentive Plan						Plan Awards:	Market or
					Awards:					Market	Number of	Payout Value
		Number of	Number of		Number of			Number of		Value of	Unearned	of Unearned
		Securities	Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
		Underlying	Underlying		Underlying			Units		Units of	or Other	or Other
	Option	Unexercised	Unexercised		Unexercised	Option	Option	of Stock That		Stock That	Rights That	Rights That
	Grant	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Date	Exercisable	Unexercisable		Options (#)	Price($)	Date	Vested (#)		Vested ($)	Vested (#)	Vested ($)

Jonathan G. Ornstein	6/13/1998	1,000,000	—		—	$8.25	6/13/2008	—		—	—	—

	4/1/2000	112,533	—		—	$6.25	4/1/2010	—		—	—	—

	10/17/2001	66,313	—		—	$5.50	10/17/2011	—		—	—	—

	4/1/2002	150,000	—		—	$11.13	4/1/2012	—		—	—	—

	11/20/2002	61,000	—		—	$4.90	11/20/2012	—		—	—	—

	4/1/2004	150,000	—		—	$8.25	4/1/2014	—		—	—	—

	4/1/2005	100,001	49,999	(1)	—	$6.90	4/1/2015	—		—	—	—

	7/14/2006	—	—		—	—	—	33,003	(2)	$146,533	—	—

	4/1/2007	—	—		—	—	—	50,000	(3)	$222,000	—	—

Brian S. Gillman	12/29/2000	58,000	—		—	$6.72	12/29/2010	—		—	—	—

	2/15/2005	20,001	9,999	(4)	—	$7.40	2/15/2015	—		—	—	—

	7/14/2006	—	—		—	—	—	6,600	(5)	$29,304	—	—

	4/1/2007	—	—		—	—	—	10,000	(6)	$44,400	—	—

Michael J. Lotz	12/28/1998	100,000	—		—	$6.00	12/28/2008	—		—	—	—

	6/22/2000	100,000	—		—	$5.25	6/22/2010	—		—	—	—

	10/17/2001	39,786	—		—	$5.50	10/17/2011	—		—	—	—

	1/2/2002	100,000	—		—	$7.88	1/2/2012	—		—	—	—

	11/20/2002	25,000	—		—	$4.90	11/20/2012	—		—	—	—

	1/2/2004	100,000	—		—	$12.56	1/2/2014	—		—	—	—

	4/1/2005	66,667	33,333	(7)	—	$6.90	4/1/2015	—		—	—	—

	7/14/2006	—	—		—	—	—	22,002	(8)	$97,689	—	—

	4/1/2007	—	—		—	—	—	33,333	(9)	$147,999	—	—

Michael Ferverda	10/2/2001	20,000	—		—	$4.04	10/2/2011	—		—	—	—

	11/20/2002	30,000	—		—	$4.90	11/20/2012	—		—	—	—

	2/15/2005	16,667	8,333	(10)	—	$7.40	2/15/2015	—		—	—	—

	8/8/2007	—	—		—	—	—	10,000	(11)	$44,400	—	—

George Murnane III(14)	2/15/2005	53,333	27,777		—	$7.40	2/15/2015	—		—	—	—

William Hoke	4/11/2007	—	—		—	—	—	5,000	(12)	$22,200	—	—

	8/8/2007	—	—		—	—	—	5,000	(13)	$22,200	—	—

(1)	Assuming continued employment with the Company, these options will vest on April 1, 2008.

(2)	Assuming continued employment with the Company, restrictions on 16,502 and 16,501 of these shares of restricted stock will lapse on July 14, 2008 and 2009, respectively.

(3)	Assuming continued employment with the Company, restrictions on 16,667, 16,667 and 16,666 of these shares of restricted stock will lapse on April 1, 2008, 2009 and 2010, respectively.

(4)	Assuming continued employment with the Company, these options will vest on February 15, 2008.

(5)	Assuming continued employment with the Company, restrictions on 3,300 and 3,300 of these shares of restricted stock will lapse on July 14, 2008 and 2009, respectively.

(6)	Assuming continued employment with the Company, restrictions on 3,334, 3,333 and 3,333 of these shares of restricted stock will lapse on April 1, 2008, 2009 and 2010, respectively.

(7)	Assuming continued employment with the Company, these options will vest on April 1, 2008.

(8)	Assuming continued employment with the Company, restrictions on 11,001 and 11,001 of these shares of restricted stock will lapse on July 14, 2008 and 2009, respectively.

(9)	Assuming continued employment with the Company, restrictions on 11,111, 11,111 and 11,111 of these shares of restricted stock will lapse on April 1, 2008, 2009 and 2010, respectively.

(10)	Assuming continued employment with the Company, these options will vest on February 15, 2008.

(11)	Assuming continued employment with the Company, restrictions on 3,334, 3,333 and 3,333 of these shares of restricted stock will lapse on August 8, 2008, 2009 and 2010, respectively.

(12)	Assuming continued employment with the Company, restrictions on 1,000 of these shares of restricted stock will lapse on April 11, 2008, 2009, 2010, 2011 and 2012, respectively.

(13)	Assuming continued employment with the Company, restrictions on 1,000 of these shares of restricted stock will lapse on August 8, 2008, 2009, 2010, 2011 and 2012, respectively.

(14)	Mr. Murnane’s options expire 90 days following his termination.

Option Exercises and Stock Vested For Fiscal Year 2007

The following table shows information regarding option exercises and vesting of stock awards for each named executive officer during the year ended September 30, 2007.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)

Jonathan G. Ornstein	—	—	95,887	$706,941
Michael J. Lotz	—	—	74,381	$549,717
Brian S. Gillman	—	—	3,301	$22,315
Michael Ferverda	—	—	—	—
George Murnane III	—	—	6,601	$44,623
William Hoke	—	—	—	—

(1)	The aggregate dollar amount realized upon the vesting of restricted stock is calculated based on the NASDAQ Global Select Market closing price for the Company’s common stock on the vesting date of each award.

Nonqualified Deferred Compensation For Fiscal Year 2007

Under the terms of the employment agreements for certain of the Company’s executive officers, on March 31st of each year the Company is required to contribute an amount equal to such executive’s then existing base salary to an account for the benefit of the executive under the Company’s Deferred Compensation Plan. Participants may choose from a selection of one or more investment funds designated by the Deferred Compensation Committee in which the deferred amount is then deemed to be invested. The deferred compensation and the amount earned are generally assets, and the obligation to distribute the amounts according the participants’ designation is a general obligation of the Company. There is no penalty on any scheduled withdrawals at any age. The following table shows a summary of all nonqualified contributions to and nonqualified deferred compensation received by each of the named executive officers for the year ended September 30, 2007. The account balances as of year end include amounts earned by the executive prior to 2007 and voluntarily deferred.

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings	Withdrawals/	at Last
	Last FY	Last FY	in Last FY	Distributions	FYE
Name	($)	($)	($)	($)	($)

Jonathan G. Ornstein	-0-	$450,000	-0-	-0-	$2,162,031
Michael J. Lotz	-0-	$400,000	-0-	-0-	$1,923,433
Brian S. Gillman	-0-	-0-	-0-	-0-	-0-
Michael Ferverda	-0-	-0-	-0-	-0-	-0-
George Murnane III	-0-	$50,000	-0-	-0-	$142,615

Employment and Change of Control Arrangements

The Chief Executive Officer, the President and Chief Operating Officer and the Vice President and General Counsel have each entered into an employment agreement with the Company, and the Compensation Committee approved amendments to each such agreement on November 20, 2007. The former Executive Vice President and Chief Financial Officer also had entered into an employment agreement with the Company.

Chief Executive Officer Employment Agreement

Effective as of March 31, 2004, Jonathan G. Ornstein and the Company entered into an employment agreement, in which Mr. Ornstein agreed to serve as the Chief Executive Officer of the Company for a term of five (5) years ending March 30, 2009. On November 20, 2007, the Compensation Committee approved extending the term of this agreement to March 30, 2012. The material terms of this agreement are described in detail below.

Base Salary

Under Mr. Ornstein’s agreement, he will receive an annual base salary of not less than $300,000 effective March 31, 2004, which amount shall be increased by $75,000 on the first and second anniversary dates. The base salary is subject to annual discretionary increases upon review by the Board and, subject to Mr. Ornstein’s consent, may be reduced under circumstances in which the Company has suffered severe financial losses and has imposed cuts in salary of other officers on an across-the-board basis.

Cash Incentive Bonus

Mr. Ornstein is entitled to an annual cash incentive bonus, paid quarterly, based on performance criteria described above, which bonus, on an annual basis, may range from $52,500 to $420,000. Additionally, the Board may approve discretionary bonuses. Mr. Ornstein’s agreement also provided for the payment of a retention bonus in the amount of $1,860,000, payable on the date of his employment agreement.

Deferred Compensation

Upon execution of the agreement and on a monthly basis thereafter during the term of the agreement, the Company is obligated to contribute an amount equal to Mr. Ornstein’s base salary, as deferred compensation, to an account for the benefit of Mr. Ornstein.

Equity Compensation

Mr. Ornstein’s employment agreement also provided for an initial grant of stock options to purchase 150,000 shares of common stock, with the options vesting in one-third increments over a three-year period, and additional annual option grants of not less than 150,000 shares throughout the term of the agreement. The exercise price for each option is determined by the market price for the common stock on the date the option is granted, and the terms are governed by the Key Officer Stock Option Plan. On July 14, 2006, Mr. Ornstein entered into a restricted stock agreement with the Company whereby he received 49,505 shares of restricted stock of the

Company in lieu of receiving 150,000 options for the contract year beginning April 1, 2006. The amount of restricted stock was based on the net value of the 150,000 options on the date of grant and vest in one-third increments over a three-year period.

Mr. Ornstein’s employment agreement also provided for an initial grant of 238,156 shares of restricted common stock, vesting in one-third increments over a three-year period beginning on March 31, 2005.

Benefits and Perquisites

Mr. Ornstein is entitled to participate in all employee benefit and welfare programs, plans and arrangements and to receive fringe benefits, such as dues and fees for professional organizations and associations, to the extent such programs, plans, arrangements and benefits are from time to time available to the Company’s executive personnel. In addition, under Mr. Ornstein’s employment agreement, the Company is also obligated to:

•	pay the premiums on a term life insurance policy for Mr. Ornstein providing for a $5,000,000 benefit;

•	reimburse Mr. Ornstein for usual relocation expenses if he is required to relocate outside of Maricopa County in Arizona;

•	reimburse Mr. Ornstein for business expenses in accordance with the Company’s policies;

•	pay Mr. Ornstein $3,000 a month for discretionary business investigation purposes;

•	use reasonable efforts to obtain for Mr. Ornstein and his immediate family (spouse, children and spouses and children of children) the right to fly on a complimentary basis on the aircraft of other airlines;

•	provide complimentary travel to Mr. Ornstein and his immediately family on the Company aircraft, during the life of each such person;

•	provide to Mr. Ornstein, for his personal or business use and at no cost to Mr. Ornstein, any Company aircraft for up to 100 flight hours per calendar year;

•	reimburse Mr. Ornstein for his out-of-pocket expenses incurred in connection with the retention by Mr. Ornstein of professional income tax, estate planning and investment advisory services up to a maximum of $10,000 in 2004 and $5,000 per year thereafter; and

•	provide security services as are reasonably necessary for the protection of Mr. Ornstein’s life and property, and the lives and property of Mr. Ornstein’s immediate family.

If any payments received by Mr. Ornstein under his employment agreement are treated as excess parachute payments and are subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Ornstein is also entitled to receive “gross up” payments sufficient to cover the excise tax.

Disability and Death Benefits

The agreement provides that upon Mr. Ornstein’s disability, as defined in the agreement, he will receive, on a monthly basis, his base salary, plus an annualized amount equal to his historical bonuses. The Company will make such disability payments for as long as the disability lasts, up to the later of 48 months or the term of Mr. Ornstein’s agreement (currently March 30, 2012), and payments will continue to be made even if they extend beyond the term of the agreement. The Company is required to fund a portion of the payments with disability insurance.

In addition, upon Mr. Ornstein’s death or disability, the Company is obligated to pay for amounts earned through the last effective date of his employment, including base salary, incentive bonus, expenses, benefits and for the benefits or perquisites enumerated above. In addition, Mr. Ornstein or his estate, as applicable, can convert all vested restricted stock units outstanding in accordance with the restricted stock award agreement and exercise all vested unexercised stock options and warrants outstanding.

Other Severance Benefits

Mr. Ornstein’s employment agreement also provides him with certain benefits upon termination, which vary based on the reason of termination.

If the Company terminates Mr. Ornstein for “Cause,” or if Mr. Ornstein terminates his employment for any reason other than disability, death or “Good Reason,” in general, Mr. Ornstein will not be entitled to any additional severance payments beyond amounts earned through the last effective date of his employment, but all vested restricted shares can be converted (with all unvested restricted stock units continuing to vest) and all vested unexercised options and warrants outstanding can be exercised. “Cause” is defined as any of (i) Mr. Ornstein’s willful misconduct with respect to the Company’s business that results in a material detriment to the Company, (ii) Mr. Ornstein being convicted of, or entering a plea of no contest, with respect to a felony offense or (iii) in general, the continued failure by Mr. Ornstein to perform his job duties following notice and an opportunity to cure.

Mr. Ornstein may terminate the agreement following the occurrence of an event constituting “Good Reason.” “Good Reason” is defined as the occurrence of any of the following circumstances: (i) any change by the Company in Mr. Ornstein’s title, or any significant diminishment in his function, duties or responsibilities, (ii) any reduction in Mr. Ornstein’s salary, bonus opportunity or benefits (other than across the board reductions), (iii) relocation of Mr. Ornstein’s principal place of employment greater than 50 miles from its current location or (iv) any material uncured breach of the agreement by the Company.

If Mr. Ornstein’s employment is terminated by Mr. Ornstein for “Good Reason,” then, in addition to receiving payments for amounts earned but not paid through the last effective date of Mr. Ornstein’s employment:

•	the Company is required to pay Mr. Ornstein an amount equal to three times his combined annual salary and bonus;

•	all of Mr. Ornstein’s non-vested restricted stock units and options would immediately vest; and

•	the Company must maintain in full force and effect, for Mr. Ornstein and his eligible beneficiaries, all general benefits for a period of 36 months, unless substantially equivalent benefits are available from another employer.

If Mr. Ornstein’s employment is terminated by the Company without “Cause” or there is a “Change in Control” (known as “single trigger” payments) the following occurs:

•	the Company is required to pay Mr. Ornstein an amount equal to six times his combined annual salary and bonus;

•	all of Mr. Ornstein’s non-vested restricted stock units and options would immediately vest; and

•	the Company must maintain in full force and effect, for Mr. Ornstein and his eligible beneficiaries, all general benefits for a period of 36 months, unless substantially equivalent benefits are available from another employer.

A “Change of Control” is generally defined as (i) “person,” as used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended, acquiring 30% or more of the voting power of the Company’s outstanding voting securities, (ii) a change of 60% or more of the Company’s Board of Directors other than by stockholder vote, (iii) consummation of a merger or other disposition transaction of the Company or (iv) the sale or disposition of any material route system operated by the Company.

In addition, the Company has agreed to enter into a consulting agreement with Mr. Ornstein, which will become effective when he leaves the Company for any reason. The consulting agreement will provide for Mr. Ornstein’s retention as a consultant for a period of 7 years from its effective date at the rate of $200,000 per year. Under the terms of the Consuling Agreement, the Company must use its reasonable efforts to obtain for the benefit of Mr. Ornstein and his immediate family (i.e., spouse, children, and the spouse and children of any of his children), the right to fly on a complimentary basis on the aircraft of other airlines, on a positive space basis. The Company is also required to provide to Mr. Ornstein and his immediate family, during the life of each such individual, the right to fly on a complimentary basis on any aircraft operated by the Company or any affiliate at any time (subject to reasonable and customary rules regarding availability), on a positive space basis.

President and Chief Operating Officer and Chief Accounting Officer Employment Agreement

Effective as of March 31, 2004, Michael J. Lotz and the Company entered into a new employment agreement, in which Mr. Lotz agreed to serve as the President and Chief Operating Officer of the Company for a term of five (5) years ending March 30, 2009. On November 20, 2007, the Compensation Committee approved extending the term of this agreement to March 30, 2012.

The terms of Mr. Lotz’s employment agreement are substantially similar to the terms of Mr. Ornstein’s employment agreement, except as follows:

•	Mr. Lotz’s annual base salary will start at $250,000, increasing by $75,000 on the first and second anniversary dates;

•	Mr. Lotz will be entitled to an incentive bonus that may range from $40,000 to $320,000 annually, and Mr. Lotz received a one-time retention bonus of $1,485,000;

•	Mr. Lotz is entitled to generally the same benefits and perquisites as Mr. Ornstein, except that the Company is only required to maintain a term life policy with a $2,000,000 benefit for Mr. Lotz and Mr. Lotz is only entitled to 50 hours of use of Company aircraft per year;

•	Mr. Lotz received an initial grant of stock options to purchase 100,000 shares of common stock (with the options vesting in one-third increments over a three-year period) and was entitled to receive additional annual option grants of 100,000 shares throughout the term of the agreement, and Mr. Lotz entered into a restricted stock agreement with the Company whereby he received 33,003 shares of restricted stock of the Company in lieu of receiving 100,000 options for the contract year beginning January 1, 2006;

•	Mr. Lotz received an initial grant of 190,141 shares of restricted common stock, with the stock vesting in one-third increments over a three-year period beginning on March 31, 2005; and

•	Mr. Lotz’s consulting agreement provides for payments at a rate of $150,000 per year over a seven year period and the same airline flight benefits described above for Mr. Ornstein.

Executive Vice President and General Counsel Employment Agreement

Upon his appointment as Vice President and General Counsel in 2001, Mr. Gillman and the Company entered into an employment agreement, which was replaced with a new agreement on April 30, 2005. The Compensation Committee approved amendments to Mr. Gillman’s agreement on November 20, 2007.

Under Mr. Gillman’s agreement, Mr. Gillman receives a minimum base salary of $135,000, which increased to $190,000 effective November 15, 2007. Mr. Gillman’s agreement provides for cash and non-cash compensation and he is eligible to receive quarterly bonuses of varying minimum amounts ranging from 30% to 100% of his base salary. Mr. Gillman’s agreement also provides for a minimum annual option grant of 20,000 shares throughout the term of the agreement, which for 2005 and thereafter was set at 30,000 shares. On July 14, 2006, Mr. Gillman entered into a restricted stock agreement with the Company whereby he received 9,901 shares of restricted stock of the Company in lieu of receiving 30,000 options for the contract year beginning April 30, 2006. The amount of restricted stock was based on the net value of the 30,000 options on the date of grant and vest in one-third increments over a three-year period.

On November 20, 2007, the Compensation Committee approved adding a provision entitling Mr. Gillman to, upon the execution of the amendment and on each March 31 thereafter during the term of the agreement, deferred compensation in the amount of $50,000.

Mr. Gillman is also entitled to fringe benefits including, but not limited to, medical and other insurance benefits and positive space airline travel benefits on the Company’s airline. The Company is also required to use commercially reasonable efforts to obtain from other airlines the same travel benefits as the Company provides to its other executives.

Upon Mr. Gillman’s death, Mr. Gillman’s estate will be entitled to only such base salary and bonus earned, but not yet paid, as would have otherwise been payable to Mr. Gillman. Upon Mr. Gillman’s temporary disability, Mr. Gillman is entitled to receive base salary plus any cash bonus earned, less benefits received through disability insurance. Upon permanent disability, Mr. Gillman is entitled to receive, for a minimum of 24 months, base salary plus an amount equal to the minimum bonus to which Mr. Gillman would otherwise be entitled, less premiums paid by the Company for disability insurance that inures to the benefit of Mr. Gillman.

Mr. Gillman is also entitled to certain limited severance benefits. If Mr. Gillman terminates his employment other than for “Good Reason” by providing 90 days prior notice, he will be entitled to receive only the base salary payable through the end of the month in which the 90 day period ends. “Good Reason” includes (i) the assignment of Mr. Gillman to duties substantially inconsistent with his positions or a substantial reduction of his duties, (ii) the removal of any of Mr. Gillman’s titles, (iii) any breach by the Company of Mr. Gillman’s employment agreement, (iv) a “Change of Control” or (v) the relocation of Mr. Gillman or his office, facilities or personnel to a metropolitan area with less than 1,000,000 people. A “Change of Control” is defined as (i) a change of control that would otherwise be required to be reported to the Securities and Exchange Commission on a Current Report on Form 8-K, (ii) the acquisition by a person of beneficial ownership of securities comprising 25% or more of the voting power of the Company’s outstanding securities, (iii) a sale of all or substantially all of the Company’s assets, (iv) the Company adopting a plan of dissolution or liquidation or (v) the Company engaging in a merger such that less than 75% of the existing shareholders of the Company are shareholders of the Company following the merger.

Under the employment agreement, Mr. Gillman can terminate his employment at any point up to one year after an event constituting “Good Reason” and Mr. Gillman will be entitled to the sum of (i) three times his base salary, (ii) the highest annual bonus amount received by Mr. Gillman during the preceding three years, (iii) deferred compensation payments that would have otherwise been payable had employment not been terminated, (iv) any other cash or other bonus earned prior to the date of termination but not yet paid and (v) tax gross up payments necessary to discharge tax liabilities.

If the Company terminates Mr. Gillman’s employment for “Good Cause,” Mr. Gillman is entitled only to base salary earned prior to the effective date of the termination but not yet paid and any cash bonus compensation earned but not paid prior to the effective date of the termination. “Good Cause” includes (i) personal dishonesty, (ii) willful misconduct, (iii) breach of fiduciary duty involving personal profit, (iv) intentional failure to perform stated duties, (v) willful violation of material law, rule or regulation resulting in the Company’s detriment or reflecting upon the Company’s integrity or (vi) a material breach by Mr. Gillman of his employment agreement.

If the Company terminates Mr. Gillman’s employment without “Good Cause,” Mr. Gillman is entitled to a lump sum cash payment equal to the sum of (i) the base salary and (ii) the highest annual bonus received by Mr. Gillman during the preceding three years, or the minimum amount of any similar bonus then in effect if greater, plus any other cash or other bonus compensation earned prior to the date of such termination pursuant to the terms of all incentive compensation plans then in effect and additional payments necessary to discharge tax liabilities.

Former Executive Vice President and Chief Financial Officer Employment Agreement

Effective December 31, 2005 the Company entered into a new employment agreement with its former Chief Financial Officer, George Murnane III. Under the terms of the employment agreement, Mr. Murnane agreed to serve as Executive Vice President and Chief Financial Officer of the Company for a term of five (5) years ending December 30, 2010. Mr. Murnane was terminated for cause on November 5, 2007. As a result of this “for cause” termination, Mr. Murnane is not entitled to any severance compensation.

Potential Payments Upon Termination of Employment

The table below outlines the potential payments to Messrs. Ornstein, Lotz and Gillman upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of September 30, 2007 and after giving effect to the amendments to their respective employment agreements that were approved by the Compensation Committee on November 20, 2007: For purposes of the calculations below, we have used a share value of $4.44 per share, which was the closing price of our common stock on September 28, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s termination from the Company.

	Cash		Equity-Based		Consulting	Benefits
Triggering Event	Severance		Compensation		Contract(1)	Continuation(2)	Other(3)		Total(4)

Jonathan G. Ornstein
Termination Without Cause/Change of Control	$8,488,224		$146,533	(5)	$1,400,000	$31,816	$565,740		$10,632,313
Termination For Good Reason	$6,299,112		$146,533	(5)	$1,400,000	$31,816	$565,740		$8,443,201
Disability	$2,918,816		—		—	—	$565,740		$3,484,556
Death	—		—		—	—	$5,000,000	(9)	$5,000,000
Michael J. Lotz
Termination Without Cause/Change of Control	$7,344,657		$245,687	(6)	$1,050,000	$31,816	$266,700		$8,938,860
Termination For Good Reason	$5,498,991		$245,687	(6)	$1,050,000	$31,816	$266,700		$7,093,194
Disability	$2,460,878		—		—	—	$266,700		$2,727,578
Death	—		—		—	—	$2,000,000		$2,000,000
Brian S. Gillman
Termination Without Good Cause	$919,851	(7)	$73,704	(8)	—	—	—		$993,555
Termination For Good Reason	$919,851	(7)	$73,704	(8)	—	—	—		$993,555
Termination Other than For Good Reason	$47,499		—		—	—	—		$47,499
Disability	$1,111,500		—		—	—	—		$1,111,500

(1)	The Company is obligated to enter into consulting agreements with Messrs. Ornstein and Lotz following their departure from the Company for any reason. Each such agreement has a term of seven years and provides for annual consulting payments of $200,000 and $150,000, respectively.

(2)	Messrs. Ornstein and Lotz are entitled to the continuation of health and welfare benefits for a period of 36 months following their termination in certain circumstances. The amounts in this column reflect an estimate of the value of such benefits based on amounts paid in fiscal 2007.

(3)	The Company is required to use its reasonable efforts to obtain for Messrs. Ornstein and Lotz and their immediate families (spouse, children and spouses and children of children) the right to fly on a complimentary basis on the aircraft of other airlines during the term of their respective 7-year consulting agreements. In addition, the Company is required to provide complimentary travel to each of Messrs. Ornstein and Lotz and their immediate family on Company aircraft, during the life of each such person. Under the SEC’s regulations, we are required to disclose a reasonable estimate applicable to this benefit. Accordingly, we have used the value of the travel benefits for such executives in fiscal 2007 ($18,858 and $8,890 for Messrs Ornstein and Lotz, respectively), increased such amounts by 100% and multiplied that figure by 15 years to arrive at the figure in the above table.

(4)	Total excludes estimated tax gross-up payments of approximately $2,179,480 and $1,946,888 payable to Messrs. Ornstein and Lotz, respectively, upon termination from the Company. Actual amounts will differ depending on the timing of the termination and reason therefor.

(5)	Estimated value based on the sum of the (i) difference between exercise price of $6.90 per share and $4.44 per share value as of September 28, 2007, multiplied by 49,999 unvested stock options held by the executive as of such date, and (ii) $4.44 per share value multiplied by 33,003 restricted shares held by the executive as of such date. No value was attributed to out-of-the-money options.

(6)	Estimated value based on the sum of the (i) difference between exercise price of $6.90 per share and $4.44 per share value as of September 28, 2007, multiplied by 33,333 unvested stock options held by the executive as of such date, and (ii) $4.44 per share value multiplied by 55,335 restricted shares held by the executive as of such date. No value was attributed to out-of- the-money options.

(7)	Assumes highest federal and state income tax rates for gross-up payment.

(8)	Estimated value based on the sum of the (i) difference between exercise price of $7.40 per share and $4.44 per share value as of September 28, 2007, multiplied by 9,999 unvested stock options held by the executive as of such date, and (ii) $4.44 per share value multiplied by 16,600 restricted shares held by the executive as of such date. No value was attributed to out-of-the-money options.

(9)	Amount reflects death benefit under existing life insurance policy maintained by the Company for the benefit of the executive.

DIRECTOR COMPENSATION

Fees

The following fees were paid to Directors who were not employees of the Company during fiscal 2007. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members also are reimbursed for all expenses associated with attending Board or Committee meetings.

Annual Retainer	$15,000
Fee for each Board meeting	$1,000
Fee for each telephonic Board meeting	$500
Fee for each Committee meeting	$1,000
Lead Director Retainer	$10,000
Compensation Committee Chairman Retainer	$10,000
Audit Committee Chairman Retainer	$20,000

Additionally, members of the Compensation and the Nominating/Corporate Governance Committee receive $750 for each in-person meeting and the Chairman of the Nominating/Corporate Governance Committee receives an annual retainer of $10,000 per year.

Incentive Plan

The Board of Directors adopted an amended and restated Director Incentive Plan on December 15, 2006, which Director Incentive Plan was ratified by the Company’s stockholders on February 6, 2007.

Under the amended and restated Director Incentive Plan, each non-employee director receives a standard grant of restricted common stock comprised of a number of shares of restricted stock as determined by the Compensation Committee of the Board of Directors. Each non-employee director will receive the standard grant of restricted common stock on March 1st of each year. Upon being appointed a non-employee director after March 1st, such director is granted a pro-rata portion of the standard grant of restricted common stock and receives a standard grant of restricted common stock pursuant to the plan on March 1st of each succeeding year. The amount of pro-rata options granted to each new non-employee director is calculated by dividing the number of days prior to March 1 by the number of days in the calendar year and multiplying the quotient by the standard restricted stock award as was determined by the Compensation Committee for the relevant year.

Other Benefits

Each non-employee director, and certain family members of such director, receives free travel on Mesa Airlines and free or reduced-fare travel on certain other partner air carriers at no cost to the Company or the director. The Company believes that the directors’ use of free air travel is “de minimis” and did not maintain any records of non-employee directors’ travel during fiscal 2007.

A summary of compensation paid to our non-employee directors in fiscal 2007 is as follows:

Director Compensation Table — Fiscal Year 2007

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($)	($)	Earnings	($)	($)

Daniel J. Altobello	$39,250	$27,509	—	—	—	—	$66,759
Robert Beleson	$41,750	$27,509	—	—	—	—	$69,259
Carlos E. Bonilla	$27,000	$27,509	—	—	—	—	$54,509
Joseph L. Manson	$25,250	$27,509	—	—	—	—	$52,759
Peter F. Nostrand	$43,500	$27,509	—	—	—	—	$71,009
Maurice A. Parker(2)	$1,000	—	—	—	—	—	$1,000
Richard R. Thayer	$50,750	$27,509	—	—	—	—	$78,259

(1)	Each non-employee director received a grant of 3,663 shares of restricted stock on March 1, 2007. The value in this column is based on grant date fair value determined pursuant to FAS 123R.

(2)	Mr. Parker’s status as a non-employee director changed in fiscal 2007. Accordingly, he was not eligible to receive such fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2007, the Compensation Committee consisted of Messrs. Altobello, Bonilla and Nostrand. None of the members of the committee held any executive officer position or other employment with the Company prior to or during such service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 4, 2008 by (i) each director of the Company, (ii) each of the Company’s officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
		Options/
		Warrants/
		Convertible
Name and Address of Beneficial Owner	Shares(1)	Notes(1)	Total(1)	Percent(1)

Dimensional Fund Advisors Inc.(2)	2,457,498	—	2,457,498	9.0%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Donald Smith & Co., Inc.(3)	3,393,181	—	3,393,181	12.5%
152 West 57th Street New York, NY 10019
Heartland Advisors, Inc.(4)	3,151,140	—	3,151,140	11.6%
William J. Nasgovitz 789 North Water Street Milwaukee, WI 53202
QVT Financial LP(5)	50,912	1,469,887	1,520,799	5.6%
QVT Financial GP LLC 1177 Avenue of the Americas, 9th Floor New York, New York 10036
Thompson, Siegal & Walmsley, Inc.(6)	2,067,915	—	2,067,915	7.6%
6806 Paragon Place, Suite 300 Richmond, VA 23230
Directors
Jonathan G. Ornstein(7)	209,770	1,689,846	1,899,616	7%
Daniel J. Altobello(8)	9,221	72,457	81,678	*
Carlos E. Bonilla(8)	3,721	4,515	8,236	*
Joseph L. Manson(8)(9)	2,221	16,214	18,435	*
Robert Beleson(8)	2,221	20,302	22,523	*
Maurice A. Parker(8)	10,721	12,758	23,479	*
Peter F. Nostrand(8)	30,721	12,884	43,605	*
Richard R. Thayer(8)	6,221	4,515	10,736	*
Named Executive Officers
Michael J. Lotz(10)	96,492	564,786	661,278	2.4%
George Murnane III	9,101	53,333	62,434	*
William Hoke	—	—
Michael Ferverda(11)	—	75,000	75,000	*
Brian S. Gillman(12)	8,135	88,000	96,135	*

All directors and executive officers as a group (13 Individuals)	388,545	2,614,610	3,003,155	11%

*	Less than 1%

(1)	Includes options and warrants exercisable or convertible notes convertible on February 4, 2008 or within 60 days thereafter. Number of shares as reported by each company’s Schedule 13G. Holdings of less than 1% are indicated by “*”. Based upon 27,227,141 shares issued and outstanding as of January 11, 2008.

(2)	Based solely on the most recently available Schedule 13G filed with the Securities and Exchange Commission on February 9, 2007.

(3)	Based solely on the most recently available Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007.

(4)	Based solely on the most recently available Schedule 13G filed with the Securities and Exchange Commission on August 8, 2007. Heartland Advisors, Inc. shares dispositive power over 3,151,140 shares and voting power over 2,996,140 shares with William J. Nasgovitz, its president and principal shareholder.

(5)	Based solely on the most recently available Schedule 13G filed with the Securities and Exchange Commission on September 5, 2007. Includes 1,469,887 shares issuable upon conversion of Mesa’s convertible notes. QVT Financial LP shares voting and dispositive power over these shares with QVT Financial GP LLC, its general partner.

(6)	Based solely on the most recently available Schedule 13G filed with the Securities and Exchange Commission on February 12, 2007.

(7)	Includes 16,667 restricted shares that will become unrestricted shares on April 1, 2008 and 49,999 options that vest on April 1, 2008.

(8)	Includes 1,221 restricted shares that will become unrestricted shares on March 1, 2008.

(9)	Includes 1,000 shares held by Barrow Grocery, which is controlled by Mr. Manson.

(10)	Includes 11,111 restricted shares that will become unrestricted shares on April 1, 2008 and 33,333 options that vest on April 1, 2008.

(11)	Includes 8,333 options that vest on February 15, 2008.

(12)	Includes 9,999 options that vest on February 15, 2008 and 3,334 restricted shares that will become unrestricted shares on April 1, 2008.

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

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,779,189	$7.11	521,369
Equity compensation plans not approved by security holders(1)	836,000	$8.49	—

Total	3,615,189	$7.43	521,369

(1)	The Board of Directors adopted the 2001 Key Officer Plan on July 13, 2001. An aggregate of 2,000,000 shares are authorized for issuance under this plan. The Company’s Chief Executive Officer and President are the only persons eligible to participate in the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company uses the services of the law firms of Baker & Hostetler and Piper Rudnick (formerly Verner Lipfert Burnhard McPherson and Hand) for labor related legal services. The Company paid the firms an aggregate of $0.2 million, $0.3 million and $0.3 million for legal-related services in fiscal 2007, 2006 and 2005, respectively. Mr. Joseph Manson, a member of the Company’s Board of Directors, is a partner with Baker & Hostetler and a former partner with Piper Rudnick.

In fiscal 2001, the Company established Regional Airline Partners (“RAP”), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufacturers of regional airline equipment. RAP has been involved in various lobbying activities related to maintaining funding for the Essential Air Service program under which the Company operates the majority of its Beechcraft 1900 aircraft. Mr. Maurice Parker, a member of the Company’s Board of Directors, is the Executive Director of RAP. During fiscal 2007, 2006 and 2005, the Company paid RAP’s operating costs totaling approximately $250,000, $284,000 and $312,000, respectively. Included in these amounts are the wages of Mr. Parker, which amounted to $113,000, $119,000 and $120,000 in fiscal 2005, 2006 and 2007, respectively. Since inception, the Company has financed 100% of RAP’s operations.

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

DIRECTOR INDEPENDENCE

Each year, the Board reviews the relationships that each director has with the Company. For purposes of making director independence determinations, the Board utilizes the director independence standards set forth in the NASDAQ Marketplace Rules. Only those directors who the Board affirmatively determines have no material relationship with the company, and who do not have any of the categorical relationships that prevent independence under the NASDAQ Marketplace Rules, are considered to be independent directors.

The Board has determined that all of the directors, excluding Messrs. Ornstein and Parker (who are considered employees of the Company) have no material relationships with the Company and qualify as independent directors. The Board concluded that none of these directors possessed the categorical relationships set forth in the NASDAQ Marketplace Rules that prevent independence and had no other business or other relationships with the Company relevant to a determination of their independence.

The Board committees currently consist only of directors who are not employees of the Company and who are “independent” within the meaning of the NASDAQ Marketplace Rules. The members of our Audit Committee also meet the additional NASDAQ and SEC independence and experience requirements applicable specifically to members of the Audit Committee.

Item 14.	Principal Accountants Fees and Services

DISCLOSURE OF AUDIT AND NON-AUDIT FEES

Pre-approval Policy

In August 2003, the Audit Committee adopted a Pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent registered public accountants in order to ensure that the performance of such services does not impair the independent registered public accountants.

According to the Policy, the Audit Committee will review and pre-approve the services and fees that may be provided by the independent registered public accountants. The Policy specifically describes the services and fees related to the annual audit, other services that are audit-related, preparation of tax returns and tax related compliance services and all other services that have the pre-approval of the Audit Committee.

Any service to be provided by the independent registered public accountants that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.

The Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accountant to management.

Fees

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for fiscal 2007 and 2006:

		Audit
	Audit	Related	Tax	All Other
Year	Fees(1)	Fees(2)	Fees(3)	Fees(4)	Total

2006	$1,532,000	$125,000	$139,000	$10,000	$1,806,000
2007	$2,593,125	$37,650	$200,625	$69,401	$2,900,801

(1)	Includes fees for the annual audit and quarterly reviews. This category also includes fees for the audit of internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Includes fees for services for miscellaneous compliance audits and other SEC filings.

(3)	Includes fees for annual federal and state income tax compliance services.

(4)	All Other Fees consist principally of professional services performed by our independent auditor with respect to certain transactional work contemplated by the Company during fiscal 2007 and in connection with preparing workpapers for retention to comply with a court order in our Aloha Airlines litigation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A) Documents filed as part of this Amendment:

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By:	/s/ JONATHAN G. ORNSTEIN
Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL J. LOTZ
Michael J. Lotz
President and Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JONATHAN G. ORNSTEIN Jonathan G. Ornstein		Chairman of the Board, Chief Executive Officer and Director	March 7, 2008

* Daniel J. Altobello		Director	March 7, 2008

* Maurice A. Parker		Director	March 7, 2008

* Joseph L. Manson		Director	March 7, 2008

* Robert Beleson		Director	March 7, 2008

* Peter F. Nostrand		Director	March 7, 2008

* Carlos E. Bonilla		Director	March 7, 2008

* Richard Thayer		Director	March 7, 2008

* By:	/s/ Jonathan G. Ornstein Jonathan G. Ornstein, Attorney-in-Fact

Exhibit
Number	Description	Reference

31.1	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith