Form 10-Q
period 2008-03-31
MESA AIR GROUP INC
filed 2008-06-30
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     On June 25, 2008, the registrant had outstanding 26,846,331 shares of Common Stock.

INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Operating revenues:
Passenger	$316,840	$319,183	$640,043	$650,153
Freight and other	3,489	2,456	6,878	5,018

Total gross operating revenues	320,329	321,639	646,921	655,171

Impairment of contract incentives	—	(25,324)	—	(25,324)

Net operating revenues	320,329	296,315	646,921	629,847

Operating expenses:
Flight operations	89,207	95,515	182,778	190,698
Fuel	118,759	100,987	234,678	215,226
Maintenance	66,884	64,647	138,894	122,548
Aircraft and traffic servicing	20,255	21,551	39,910	40,783
Promotion and sales	922	973	1,703	1,786
General and administrative	20,984	15,386	35,976	32,046
Depreciation and amortization	9,769	9,846	19,356	20,155
Settlement of lawsuit	(34,100)	—	(34,100)	—
Bankruptcy settlement	(27)	(1,473)	(27)	(2,093)
Impairment of long-lived assets	—	12,367	—	12,367

Total operating expenses	292,653	319,799	619,168	633,516

Operating income (loss)	27,676	(23,484)	27,753	(3,669)

Other income (expense):
Interest expense	(9,719)	(8,689)	(19,400)	(18,533)
Interest income	1,919	3,893	4,519	8,426
Loss from equity method investments	(506)	(3,517)	(1,558)	(3,587)
Other income (expense)	9,650	(4,591)	13,553	(4,386)

Total other income (expense)	1,344	(12,904)	(2,886)	(18,080)

Income (loss) from continuing operations before taxes	29,020	(36,388)	24,867	(21,749)
Income tax provision (benefit)	11,557	(13,754)	10,162	(8,001)

Net income (loss) from continuing operations	17,463	(22,634)	14,705	(13,748)

Loss from discontinued operations, net of taxes	(8,043)	(1,352)	(9,492)	(2,225)

Net income (loss)	$9,420	$(23,986)	$5,213	$(15,973)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.65	$(0.71)	$0.53	$(0.42)
Loss from discontinued operations	(0.30)	(0.04)	(0.34)	(0.07)

Net income (loss) per share	$0.35	$(0.75)	$0.19	$(0.49)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.51	$(0.71)	$0.45	$(0.42)
Loss from discontinued operations	(0.22)	(0.04)	(0.26)	(0.07)

Net income (loss) per share	$0.29	$(0.75)	$0.19	$(0.49)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,
	March 31, 2008	2007
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,387	$72,377
Marketable securities	13,948	124,016
Restricted cash	102,789	12,195
Receivables, net	49,261	49,366
Income tax receivable	723	877
Expendable parts and supplies, net	33,540	35,893
Prepaid expenses and other current assets	165,649	150,028
Deferred income taxes	46,123	46,123
Assets of discontinued operations	30,772	41,374

Total current assets	484,192	532,249
Property and equipment, net	611,495	627,136
Lease and equipment deposits	15,567	17,887
Equity method investments	17,586	16,364
Other assets	29,696	32,660

Total assets	$1,158,536	$1,226,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$149,043	$70,179
Accounts payable	78,134	61,007
Air traffic liability	4,497	4,211
Accrued compensation	5,710	7,353
Income taxes payable	4,518	1,235
Other accrued expenses	103,732	143,836
Liabilities of discontinued operations	47,497	51,512

Total current liabilities	393,131	339,333
Long-term debt, excluding current portion	445,037	561,946
Deferred credits	117,495	118,578
Deferred income taxes	39,782	42,318
Other noncurrent liabilities	19,098	19,021

Total liabilities	1,014,543	1,081,196

Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 26,842,081 and 28,740,686 shares issued and outstanding, respectively	105,832	112,152
Retained earnings	38,161	32,948

Total stockholders’ equity	143,993	145,100

Total liabilities and stockholders’ equity	$1,158,536	$1,226,296

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Net cash provided by operating activities (1)	$106,172	$60,729

Cash Flows from Investing Activities:
Capital expenditures	(12,910)	(13,468)
Proceeds from sale of flight equipment and expendable inventory	5,760	24
Change in restricted cash	(90,594)	(554)
Equity method investment	—	(1,310)
Change in other assets	468	4,694
Net returns of lease and equipment deposits	2,329	4,520

Net cash used in investing activities	(94,947)	(6,094)

Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(39,930)	(27,444)
Proceeds from exercise of stock options and issuance of warrants	—	148
Common stock purchased and retired	(6,812)	(24,831)
Change in deferred compensation	496	—
Proceeds from receipt of deferred credits	4,031	5,989

Net cash used in financing activities	(42,215)	(46,138)

Net change in cash and cash equivalents	(30,990)	8,497
Cash and cash equivalents at beginning of period	72,377	35,559

Cash and cash equivalents at end of period	$41,387	$44,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,999	$20,087
Cash paid for income taxes, net	(1,565)	1,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing provided by manufacturer	$—	$23,644
Short-term debt permanently financed as long-term debt	—	135,378
Inventory and other credits received in conjunction with aircraft financing		1,000
Receivable for credits related to aircraft financing	(3,912)	—

(1)	Includes $113.2 million and $40.5 million in net proceeds from the sale of marketable securities classified as trading securities for the six months ended March 31, 2008 and 2007, respectively.
See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Business and Basis of Presentation
     The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.
     The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively “Mesa” or the “Company”): Mesa Airlines, Inc. (“Mesa Airlines”), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. (“Freedom”), a Nevada corporation and certificated air carrier; Air Midwest, Inc. (“Air Midwest”), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. (“RAS”), a California corporation; Mesa Air Group — Airline Inventory Management, LLC (“MAG-AIM”), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Nilchii, Inc. (“Nilchii”), a Nevada corporation, MAGI Insurance, Ltd. (“MAGI”), a Barbados, West Indies based captive insurance company; and Ping Shan SRL (“Ping Shan”), a Barbados company with restricted liability. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs ground handling services. MAG-AIM purchases, distributes and manages the Company’s inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is a greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the Company was to reclassify a $2.9 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007 under FIN 48. No other changes resulting from implementing FIN 48 were necessary.
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

     In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the “accrue in advance” method of accounting for planned major maintenance activities for owned aircraft. The provisions of the pronouncement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the “direct expense” method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 on October 1, 2007 did not have an impact on the Company’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009. Management has not yet determined the impact SFAS 159 will have on the Company’s financial condition and results of operations.
2. Discontinued Operations
     In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the Essential Air Service (“EAS”) markets that it serves, and expects to be out of all EAS markets by June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.
     Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Revenue	$9,015	$14,792	$19,485	$28,872

Loss before income taxes	$(12,252)	$(2,173)	$(14,603)	$(3,612)
Income tax benefit	(4,209)	(821)	(5,111)	(1,387)

Net loss from discontinued operations	$(8,043)	$(1,352)	$(9,492)	$(2,225)

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

	March 31,	September 30,
	2008	2007
	(In thousands)
Current assets	$4,593	$7,332
Property and equipment, net	24,773	33,916
Other assets	1,406	126
Current liabilities	(7,176)	(9,306)
Current portion of long-term debt	(4,490)	(4,126)
Long-term debt excluding current portion	(35,831)	(38,080)

Net liabilities of discontinued operations	$(16,725)	$(10,138)

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. Subsequent to March 31, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft and will record a gain in the quarter ended June 30, 2008 of approximately $7.5 million. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft during the second quarter, the Company concluded that the fair value of the remaining 20 aircraft was less then the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the statement of operations.
3. Segment Reporting
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company’s airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines / Freedom, go! and Other. Operating revenues in the Other segment consist primarily of sales of rotable and expendable parts to the Company’s operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. As such, the assets and liabilities and results of operations associated with Air Midwest are not included within the segment information table below, and go! is presented independently for all periods presented.
     Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”) and US Airways, Inc. (“US Airways”). As of March 31, 2008, Mesa Airlines and Freedom Airlines operated a fleet of 158 aircraft — 108 CRJs, 34 ERJs and 16 Dash-8’s.
     go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of March 31, 2008, go! operated a fleet of 5 CRJ-200 aircraft.
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

Three Months Ended	Mesa/
March 31, 2008 (000’s)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$312,984	$7,185	$49,461	$(49,301)	$320,329
Depreciation and amortization	8,403	555	811	—	9,769
Operating income (loss)	3,549	(8,302)	39,092	(6,663)	27,676
Interest expense	(7,689)	—	(2,175)	145	(9,719)
Interest income	1,127	41	896	(145)	1,919
Income (loss) before income tax	(290)	(8,258)	44,231	(6,663)	29,020
Income tax provision (benefit)	619	(5,157)	20,886	(4,791)	11,557
Total assets	1,384,422	16,453	595,692	(868,803)	1,127,764
Capital expenditures (including non-cash)	22	366	767	—	1,155

Three Months Ended	Mesa/
March 31, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$292,141	$5,570	$65,538	$(66,934)	$296,315
Depreciation and amortization	8,160	598	1,088	—	$9,846
Operating income (loss)	(19,674)	(3,858)	9,298	(9,250)	(23,484)
Interest expense	(6,489)	—	(2,347)	147	(8,689)
Interest income	2,781	33	1,225	(146)	3,893
Income (loss) before income tax	(27,688)	(3,824)	4,372	(9,248)	(36,388)
Income tax provision (benefit)	(10,465)	(1,445)	1,652	(3,496)	(13,754)
Total assets	1,364,582	10,952	536,066	(746,398)	1,165,202
Capital expenditures (including non-cash)	1,561	21	5,462	—	7,044

Six Months Ended	Mesa/
March 31, 2008 (000’s)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$633,773	$13,352	$106,418	$(106,622)	$646,921
Depreciation and amortization	16,622	1,080	1,654	$—	19,356
Operating income (loss)	8,874	(14,884)	48,002	(14,239)	27,753
Interest expense	(15,154)	—	(4,541)	295	(19,400)
Interest income	2,947	73	1,794	(295)	4,519
Income (loss) before income tax	3,073	(14,805)	50,838	(14,239)	24,867
Income tax provision (benefit)	1,256	(6,051)	20,776	(5,819)	10,162
Total assets	1,384,422	16,453	595,692	(868,803)	1,127,764
Capital expenditures (including non-cash)	6,845	366	3,846	—	11,057

Six Months Ended	Mesa/
March 31, 2007 (000’s)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$620,328	$12,285	$121,985	$(124,751)	$629,847
Depreciation and amortization	16,844	1,102	2,209	—	20,155
Operating income (loss)	2,191	(5,803)	16,765	(16,822)	(3,669)
Interest expense	(14,087)	—	(4,742)	296	(18,533)
Interest income	5,831	87	2,802	(294)	8,426
Income (loss) before income tax	(9,859)	(5,713)	10,644	(16,821)	(21,749)
Income tax provision (benefit)	(3,457)	(2,188)	4,116	(6,472)	(8,001)
Total assets	1,364,582	10,952	536,066	(746,398)	1,165,202
Capital expenditures (including non-cash)	28,325	204	8,972	—	37,501

4. Marketable Securities
     The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of March 31, 2008, the Company had $13.9 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at March 31, 2008 and September 30, 2007, were $0.6 million and $3.8 million, respectively. During the quarter ended March 31, 2008, unrealized losses on marketable securities totaled $(0.4)million and are included within other income (expense) in the condensed consolidated statements of operations.
5. Restricted Cash
     At March 31, 2008, the Company had $102.8 million in restricted cash. On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”) found that the Company had violated the terms of a Confidentiality Agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007, however the Company was required to post a $90.0 million bond, which is included in current assets in the condensed consolidated balance sheet, as security for the judgment amount by placing such amount with a surety acceptable to the Bankruptcy Court pending the outcome of this litigation. See Note 14 — Subsequent Events, regarding the settlement with Hawaiian and the distribution of the $90 million in restricted cash.
     The Company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $12.8 million of outstanding letters of credit are required to be collateralized by amounts on deposit.
6. Investment in Kunpeng Airlines
     The Company accounts for its investment in the Kunpeng Airlines (“Kunpeng”) joint venture with Shenzhen Airlines (“Shenzhen”) using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company’s beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa’s exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. For the six months ended March 31, 2008, the amount of the loss recorded by Mesa was less than its relative ownership percentage as a result of this provision. To the extent that prior years losses are carried forward by Shenzhen as a result of this provision, the profit of the current year shall first be used to cover the additional loss that was previously born by Shenzhen from any prior year.
     In addition to our joint venture interest in Kunpeng Airlines, the Company currently subleases five regional jets to Kunpeng. Total sublease revenue for the quarter ended March 31, 2008 was $1.1 million. At March 31, 2008, the Company had gross receivables from Kunpeng of approximately $3.4 million.
7. Concentrations
     The Company has code-share agreements with Delta, US Airways and United. Approximately 98.6% of the Company’s consolidated passenger revenue for the three month period ended March 31, 2008 was derived from these agreements. Accounts receivable from the Company’s code-share partners were 30.7% and 42.0% of total gross accounts receivable at March 31, 2008 and September 30, 2007, respectively.
     Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement, and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The Company’s allowance for doubtful accounts was $6.4 million and $5.6 million at March 31, 2008 and September 30, 2007, respectively.
     US Airways accounted for approximately 47.7% of the Company’s total passenger revenue in the three month period ended March 31, 2008. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.
     United accounted for approximately 28.3% of the Company’s total passenger revenue in the three month period ended March 31, 2008. A termination of the United agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows.
     Delta accounted for approximately 22.6% of the Company’s total passenger revenue in the three month period ended March 31, 2008. A termination of the Delta agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations and cash flows. See further discussion regarding the current status of Mesa’s operating agreement with Delta in Note 13.
8. Notes Payable and Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	September 30,
	2008	2007
	(In thousands)
Notes payable to bank, collateralized by the underlying aircraft, due 2019	$299,378	$309,646
Senior convertible notes due June 2023 (1)	37,834	37,834
Senior convertible notes due February 2024 (2)	77,802	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.04% at September 31, 2007), collateralized by the underlying aircraft	28,966	30,544
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	20,621	21,384
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (7.57% at September 30, 2007), collateralized by the underlying aircraft	115,173	117,609
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	13,383	14,167
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	814	837
Other	109	104

Total debt	594,080	632,125
Less current portion	(149,043)	(70,179)

Long-term debt	$445,037	$561,946

(1)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note the “Put Right”, the Company could be obligated to pay $37.8 million in fiscal 2008. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof. Subsequent to March 31, 2008, the holders of these notes entered into forbearance agreements with the Company whereby the holders agreed to defer their Put Rights until January 31, 2009 with respect to 75% in aggregate principal amount of notes held by such persons. See further discussion in Note 14.

(2)	In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

     During the three months ended March 31, 2008, the Company purchased certain senior convertible notes due February 2024, with a carrying value of approximately $22.2 million, on the open market. This debt was purchased at a significant discount, and resulted in a gain, net of broker fees, of approximately $7.4 million, and is included within other income (expense) in the condensed consolidated statements of operations.
9. Earnings (loss) Per Share
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Share calculation:
Weighted average shares outstanding — basic	26,928	31,999	27,756	32,825
Effect of dilutive outstanding stock options and warrants	*	*	*	*
Effect of restricted stock	*	*	*	*
Effect of dilutive outstanding convertible debt	9,167	*	9,167	*

Weighted average shares outstanding — diluted	36,095	31,999	36,923	32,825

Adjustments to net income (loss):
Net income (loss) from continuing operations	$17,463	$(22,634)	$14,705	$(13,748)
Interest expense on convertible debt, net of tax	916	*	1,874	*

Adjusted net income (loss) from continuing operations	$18,379	$(22,634)	$16,579	$(13,748)

*	Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.
     Options to purchase 3,276,917 and 717,639 shares of common stock were outstanding during the quarters ended March 31, 2008 and 2007, respectively, but were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.
10. Stock Repurchase Program
     The Company’s Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of March 31, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.
     The Company repurchased the following shares for $6.8 million during the six months ended March 31, 2008:

			Cumulative Number	Maximum
			of Shares Purchased	Number of
			as As Part of	Shares that May
	Total Number of	Average Price	Publicly Announced	Yet be Purchased
Period	Shares Purchased	Paid per Share	Plan	Under the Plan
November 2007	203,377	$3.37	16,104,562	13,317,699
December 2007	1,129,992	$3.71	17,234,554	12,187,707
January 2008	718,049	$2.78	17,952,603	11,469,658

11. Bankruptcy Settlement
     In the quarter ended March 31, 2007, the Company received 1,935 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West Airlines (“Pre-Merger US Airways”). The Company sold the stock for $26,780. In the six months ended March 31, 2007, the Company received approximately 41,000 shares of US Airways common stock from its bankruptcy claim against Pre-Merger US Airways. The Company sold the stock for approximately $2.1 million.
12. Stock-Based Compensation
     Stock based compensation expense is calculated by estimating the fair value of stock options and restricted stock at the time of grant and amortizing the fair value over the vesting period.
     The following amounts were recognized for stock-based compensation:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	(In Thousands)		(In Thousands)
	2008	2007	2008	2007
General and administrative expenses:

Stock-based compensation	$195	$668	$479	$1,369

13. Commitments and Contingencies
     In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft, with deliveries scheduled to begin in September 2008. In conjunction with this purchase agreement, Mesa had $6.5 million on deposit with Bombardier Regional Aircraft Agreement (“BRAD”) that was included in lease and equipment deposits at March 31, 2008. The remaining deposits are expected to be returned upon completion of permanent financing on each of the ten aircraft.
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
     In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison (“Rolls-Royce”) for its Embraer (“ERJ”) aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.
     In connection with a Master Purchase Agreement between the Company and Bombardier, Inc. (“Bombardier) certain payments totaling $18.7 million are required to be repaid to Bombardier during the six years ending fiscal 2014.
     On January 9, 2007, Aloha Airlines filed suit against the Company in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa’s inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act and alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-

island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in the early stages of discovery and a firm trial date has not been scheduled by the court.
     In accordance with the terms our joint venture agreement with Shenzhen, we are obligated to contribute an additional RMB 196,000,000 (approximately $28.0 million at March 31, 2008) to Kunpeng in accordance with Kunpeng’s operational requirements as determined by Kunpeng’s board of directors, but in any event, on or before May 16, 2009. We are in preliminary discussions regarding the possibility of selling the Company’s interest in the joint venture to Shenzhen Airlines.
     On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company’s wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta’s termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia (the “Court”) seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company’s favor and issued a preliminary injunction against Delta.
     The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom’s completion rate prior to April, 2008, pending a final trial at a date to be determined by the Court. Delta has the right to appeal the Court’s decision on the issuance of a preliminary injunction, and Delta has announced publicly that it intends to file an appeal. The Company is in discussions with Delta regarding various issues concerning the ERJ-145 Delta Connection Agreement.
     Prior to the Court’s ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court’s ruling. If Delta takes the position that the Connection Agreement does not obligate it to keep the aircraft in service on a full time basis, the Company will incur significant unreimbursed costs associated with the fleet of ERJ-145 aircraft. We believe that Delta is obligated to schedule the aircraft and compensate us accordingly. We have communicated this position to Delta and have been in discussion regarding issues concerning the Connection Agreement. We cannot assure the outcome of these negotiations and whether or not the outcome will materially adversely affect our financial condition or results of operations.
     The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.
14. Subsequent Events
     On April 30, 2008, the Company reached a settlement of its suit with Hawaiian. Under the terms of the settlement and without admitting any wrongdoing, Mesa received $37.5 million from the bond it previously posted with the United States Bankruptcy Court for the District of Hawaii. Hawaiian Airlines retained the remaining collateral of the bond totaling $52.5 million. This settlement did not restrict in any way go!’s ability to continue to offer services in the Hawaiian inter-island market. As a result of this settlement, the Company adjusted the contingent liability recorded in fiscal 2007 and recorded a gain of $34.1 million at March 31, 2008 to reflect the amount ultimately paid.
     On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company’s wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta’s termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company’s favor and issued a preliminary injunction against Delta.
     The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom’s completion rate prior to April, 2008, pending a final trial at a date to be determined by the Court. Delta has the right to appeal the Court’s decision on the issuance of a preliminary injunction, and Delta has announced publicly that it intends to file an appeal. The Company is in discussions with Delta regarding various issues concerning the ERJ-145 Delta Connection Agreement.

     Prior to the Court’s ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court’s ruling. If Delta takes the position that the Connection Agreement does not obligate it to keep the aircraft in service on a full time basis, the Company will incur significant unreimbursed costs associated with the fleet of ERJ-145 aircraft. We believe that Delta is obligated to schedule the aircraft on a full time basis and compensate us accordingly. We have communicated this position to Delta and have been in discussion regarding issues concerning the Connection Agreement. We cannot assure the outcome of these negotiations and whether or not the outcome will materially adversely affect our financial condition or results of operations.
     On May 20, 2008, the Company’s board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the “Notes”). As previously disclosed in the Company’s filings with the Securities and Exchange Commission, holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 (the “Put”) at a price of $397.27 per $1,000 note (the “Put Price”) plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.
     Under the terms of these separate agreements, holders holding approximately $77.8 million in aggregate principal amount of the Notes (representing approximately 82% of the aggregate principal amount of Notes outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate principal amount of Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate principal amount of such holder’s Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company’s election. The Company’s aggregate payment obligation with respect to such purchased Notes was approximately $6.0 million including accrued and unpaid interest which was paid on or before May 27, 2008. In consideration for such forbearance, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate principal amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, will contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company’s outstanding capital stock.
     On May 12, 2008, the Company reached a settlement agreement with MAIR Holdings, Inc., the parent company of Big Sky Airlines (“Big Sky”), in relation to the early return of ten (10) Beechcraft 1900D aircraft leased to Big Sky following Big Sky’s announcement that it was ceasing operations and liquidating its assets. Pursuant to the settlement agreement, Mesa received $1.5 million from Big Sky and has retained Big Sky’s security deposits and special supplemental rent. The net gain on this settlement will be recorded in the third quarter.
     On May 16, 2008, the Company sold fourteen (14) of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively “Raytheon”) pursuant to an agreement reached between the parties regarding such planes. The Company sold the aircraft “as is,” made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $7.5 million, which will be recorded in the third quarter.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa’s code-sharing relationships; the inability of Delta Air Lines, US Airways or United Airlines to pay their obligations under their respective code-share agreements; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa’s relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa’s operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our new Hawaiian airline service profitably; unfavorable resolution of legal proceedings involving Delta Air Lines regarding their right to terminate our code share agreement with respect to our ERJ-145 Delta Connection flights; unfavorable resolution of legal proceedings involving Aloha Airlines regarding our Hawaiian operation; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa’s actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.
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
Discontinued Operations
     In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the Essential Air Service (“EAS”) markets that it serves, and expects to be out of all EAS markets by June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.
Executive Overview
     The second quarter of fiscal 2008 marked a number of milestones and challenges for us.
•	The Company placed into service three additional 76-seat CRJ-900 regional jets at Freedom Airlines, bringing the total to five, flying for Delta as Delta Connection. Freedom is contracted to take delivery of a total of 14 such aircraft.

•	The Company grew its’ go! operations in Hawaii, substantially increasing the number of flights in April 2008.

•	The Company grew its Chinese joint venture, Kunpeng Airlines, delivering one additional CRJ-200 to the joint venture in the second quarter. Five aircraft were in operation in the quarter, flying primarily out of a hub in Xian, China.

•	On March 28, 2008, Delta Air Lines, Inc. (“Delta”) notified the Company of its intent to terminate the Delta Connection Agreement with respect to its ERJ-145 Delta Connection flights among Delta, the Company, and the Company’s wholly-owned subsidiary, Freedom Airlines, Inc. (“Freedom”), dated as of May 3, 2005. Delta seeks to terminate the Connection Agreement as a result of Freedom’s alleged failure to maintain a specified completion rate with respect to its Delta Connection flights during three months of the six-month period ended February 2008.

Recent Developments
     The following material events occurred following the completion of our 2nd fiscal quarter:
     Following Delta’s termination notification on March 28, 2008, as discussed above, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. On May 29, 2008 the Court ruled in the Company’s favor and issued an injunction against Delta.
     On April 30, 2008, the Company reached a settlement with Hawaiian Airlines concerning the lawsuit over Mesa’s flight services operated under the go! brand name. Under the terms of the settlement, Mesa received $37.5 million from the bond the Company previously posted with the United States Bankruptcy Court for the District of Hawaii and Hawaiian Airlines was entitled to the remaining collateral under the bond of $52.5 million.
Fleet
     Aircraft in Operation at March 31, 2008:

Type of Aircraft
CRJ-200/100 Regional Jet	50
CRJ-700 Regional Jet	20
CRJ-900 Regional Jet	43
Embraer 145 Regional Jet	34
Beechcraft 1900D (A)	15
Dash-8	16

Total	178

(A)	These aircraft are associated with Air Midwest and are included within assets of discontinued operations.
Summary of Financial Results
     The Company recorded a consolidated net income from continuing operations of $17.5 million in the second quarter of fiscal 2008, representing diluted earnings per share from continuing operations of $0.51. This compares to a consolidated net loss from continuing operations of $22.6 million or $(0.71) per diluted share in the second quarter of fiscal 2007.
     Approximately 99% of our passenger revenue in the second quarter of fiscal 2008 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the second quarter of fiscal 2008, approximately 94% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.

     The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):
OPERATING DATA

	Operating Data		Operating Data
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Passengers	3,266,626	3,874,593	6,854,918	7,758,677
Available seat miles (“ASM”) (000’s)	1,984,190	2,215,432	4,104,419	4,520,019
Revenue passenger miles (000’s)	1,429,186	1,656,945	2,980,016	3,351,718
Load factor	72.0%	74.8%	72.6%	74.2%
Yield per revenue passenger mile (cents)	0.22	0.18	0.22	0.19
Revenue per ASM (cents)	0.16	0.13	0.16	0.14
Operating cost per ASM (cents)	0.15	0.14	0.15	0.14
Average stage length (miles)	401.0	389.1	399.4	393.1
Number of operating aircraft in fleet	178	201	178	201
Gallons of fuel consumed	39,985,972	51,292,088	81,441,520	106,582,972
Block hours flown	120,818	142,300	249,380	286,768
Departures	78,173	94,820	163,160	190,854
CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	March 31, 2008		March 31, 2008
	Costs per	% of Total	Costs per	% of Total
	ASM (cents)	Revenues	ASM (cents)	Revenues
Flight operations	$4.50	27.8%	$4.45	28.3%
Fuel	$5.99	37.1%	$5.72	36.3%
Maintenance	$3.37	20.9%	$3.38	21.5%
Aircraft and traffic servicing	$1.02	6.3%	$0.97	6.2%
Promotion and sales	$0.05	0.3%	$0.04	0.3%
General and administrative	$1.06	6.6%	$0.88	5.6%
Depreciation and amortization	$0.49	3.0%	$0.47	3.0%
Total operating expenses	$14.75	91.4%	$15.09	95.7%
Interest expense	$(0.49)	-3.0%	$(0.47)	-3.0%
Interest income	$0.10	0.6%	$0.11	0.7%
Loss from equity method investment	$(0.03)	-0.2%	$(0.04)	-0.2%
Other income (expense)	$0.49	3.0%	$0.33	2.1%
Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

	Segment Data
Three Months Ended	Mesa/
March 31, 2008 (000’s)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$312,984	$7,185	$49,461	$(49,301)	$320,329
Total operating expenses	309,435	15,487	10,369	(42,638)	292,653

Operating income (loss)	$3,549	$(8,302)	$39,092	$(6,663)	$27,676

Three Months Ended	Mesa/
March 31, 2007 (000’s)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$292,141	$5,570	$65,538	$(66,934)	$296,315
Total operating expenses	311,815	9,428	56,240	(57,684)	319,799

Operating income (loss)	$(19,674)	$(3,858)	$9,298	$(9,250)	$(23,484)

Six Months Ended	Mesa/
March 31, 2008 (000’s)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$633,773	$13,352	$106,418	$(106,622)	$646,921
Total operating expenses	624,899	28,236	58,416	(92,383)	619,168

Operating income (loss)	$8,874	$(14,884)	$48,002	$(14,239)	$27,753

Six Months Ended	Mesa/
March 31, 2007 (000’s)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$620,328	$12,285	$121,985	$(124,751)	$629,847
Total operating expenses	618,137	18,088	105,220	(107,929)	633,516

Operating income (loss)	$2,191	$(5,803)	$16,765	$(16,822)	$(3,669)

RESULTS OF CONTINUING OPERATIONS
Quarter Ended March 31, 2008 Versus the Quarter Ended March 31, 2007
Operating Revenues
     In the quarter ended March 31, 2008, net operating revenue increased $24.0 million, or 8.1%, to $320.3 million from $296.3 million for the quarter ended March 31, 2007. Contract revenue decreased $3.5 million or 1.1%, driven primarily by the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $9.4 million of revenue in the quarter ended March 31, 2007. Operating revenues for go! increased $1.3 million as a result of an increase in average fares. Freight and other revenue increased by approximately $1.0 million primarily due to sublease income from our Chinese joint venture. Net operating revenue in the quarter ended March 31, 2007 was negatively impacted by a ($25.3) million charge for impairment of contract incentives.
Operating Expenses
     Flight Operations
     In the quarter ended March 31, 2008, flight operations expense decreased $6.3 million, or 6.6%, to $89.2 million from $95.5 million for the quarter ended March 31, 2007. On an ASM basis, flight operations expense increased 4.3% to 4.5 cents per ASM in the quarter ended March 31, 2008 from 4.3 cents per ASM in the quarter ended March 31, 2007. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM’s decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by a $3.5 million decrease in wages and employee related expenses. Additionally, there was a net $2.7 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft in operation year-over-year as well as a shift of aircraft types within our fleet.
     Fuel
     In the quarter ended March 31, 2008, fuel expense increased by $17.8 million or 17.6%, to $118.8 million from $101.0 million for the quarter ended March 31, 2007. On an ASM basis, fuel expense increased 31.3% to 6.0 cents per ASM in the quarter ended March 31, 2008 from 4.6 cents per ASM in the quarter ended March 31, 2007. Average fuel cost per gallon increased $0.99, to an average of $3.02 for the quarter ended March 31, 2008 from an average of $2.03 per gallon for the quarter ended March 31, 2007. The cost per gallon increase resulted in a $37.7 million unfavorable price variance, of which $1.6 million related to go!. The unfavorable price variance was partially offset by a decrease in the gallons of fuel purchased in the quarter ended March 31, 2008, which resulted in a $20.0 million favorable volume variance. The volume decrease is primarily due to a new direct supply agreement with United Airlines at five large stations. In the quarter ended March 31, 2008, approximately 95% of our fuel costs were reimbursed by our code-share partners.
     In most cases under our code-share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at five of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these five United stations.
     Maintenance
     In the quarter ended March 31, 2008, maintenance expense increased $2.2 million, or 3.5%, to $66.9 million from $64.6 million for the quarter ended March 31, 2007. On an ASM basis, maintenance expense increased 15.5% to 3.4 cents per ASM in the quarter ended March 31, 2008 from 2.9 cents per ASM in the quarter ended March 31, 2007. The increase in maintenance expense is primarily due to an $10.3 million increase in engine maintenance, of which $6.2 million is related to power by the hour maintenance contracts, $2.9 million for go! engines and $1.4 million in lease return related maintenance. This increase was partially offset by a $4.9 million decrease in airframe maintenance due to reduced c-check volume and a decrease in contract and non-routine maintenance.
     Aircraft and Traffic Servicing
     In the quarter ended March 31, 2008, aircraft and traffic servicing expense decreased by $1.3 million, or 6.0%, to $20.3 million from $21.6 million for the quarter ended March 31, 2007. On an ASM basis, aircraft and traffic servicing expense in the quarter ended March 31, 2008 remained relatively unchanged at 1.0 cent per ASM as compared to the quarter ended March 31, 2007. Approximately $1.8 million of this decrease is related to our code-share operations offset by an increase of $0.4 million related to our go! operations.
     Promotion and Sales
     In the quarter ended March 31, 2008, promotion and sales expense remained relatively unchanged at $0.9 million as compared to the quarter ended March 31, 2007. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.
     General and Administrative
     In the quarter ended March 31, 2008, general and administrative expense increased $5.6 million, or 36.4%, to $21.0 million from $15.4 million for the quarter ended March 31, 2007. The majority of this increase is attributable to a $3.1 million increase in bad debt expense, and a $2.6 million increase in employee related expenses, primarily in the areas of employee benefits and workers compensation. In addition, legal and other outside service expenses increased by $0.7 million and $0.6 million, respectively. The increase in legal fees is primarily attributable to litigation involving go!. The increase in outside services was due to increases in various professional service fees. These increases were partially offset by a decrease in passenger liability insurance of $1.4 million, due to a favorable rate change.

     Depreciation and Amortization
     In the quarter ended March 31, 2008, depreciation and amortization expense remained relatively unchanged at $9.8 million as compared to the quarter ended March 31, 2007. Although expenses associated with aircraft rotables increased, this was offset by the cessation of depreciation on fully depreciated equipment.
     Settlement of Lawsuit
     On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a confidentiality agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and posted a $90.0 million bond pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the statement of operations in the fourth quarter of fiscal 2007. On April 29, 2008 the Company reached a settlement with Hawaiian Airlines. While admitting no fault, the Company agreed to pay $52.5 million to Hawaiian Airlines. As a result of the settlement, the Company recorded a $34.1 million credit to the statement of sperations in the second quarter of fiscal 2008. The $34.1 million credit is net of $0.3 million in fees incurred related to the bond. The balance sheet as of March 31, 2008 reflects the entire $90 million bond as restricted cash.
     Bankruptcy Settlements
     In the quarter ended March 31, 2008, there was immaterial activity related to bankruptcy settlements. In the quarter ended March 31, 2007, the Company received approximately 28,000 shares of US Airways common stock as part of the Company’s bankruptcy claim against Pre-Merger US Airways. The Company sold these shares for $1.5 million.
     Interest Expense
     In the quarter ended March 31, 2008, interest expense increased $1.0 million, or 11.8%, to $9.7 million from $8.7 million for the quarter ended March 31, 2007. This increase is primarily attributable to the recognition of $0.7 million related to an interest rate cap agreement associated with certain senior debt, and a $0.3 million increase in interest associated with our CRJ-700s.
     Interest Income
     In the quarter ended March 31, 2008, interest income decreased $1.9 million, or 50.0%, to $1.9 million from $3.9 million for the quarter ended March 31, 2007. The decrease in the Company’s interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash and marketable securities. At March 31, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $158.1 million, which was $40.0 million less than the $198.1 million balance at March 31, 2007.
     Loss from Equity Method Investments
     In the quarter ended March 31, 2008, loss from equity method investments decreased $3.0 million, or 85.6%, to a loss of $0.5 million from a loss of $3.5 million for the quarter ended March 31, 2007. The decrease in losses is primarily due to recognizing a profit for our share of our investment in a closely held airline related business in the quarter ended March 31, 2008; while in the quarter ended March 31, 2007 we recognized a loss on such investment. This positive variance was partially offset by a write-down of $0.8 million related to our investment in a closely held emerging markets payment processing related business, due to the improbability of recovering our investment. The aforementioned profit was also partially offset by the recognition our share of losses on our investment in Kunpeng Airlines in the quarter ended March 31, 2008, which did not begin revenue generating activities until the fourth quarter of fiscal 2007.
     Other Income (Expense)
     In the quarter ended March 31, 2008, other income increased $14.2 million to $9.7 million from an expense of $4.6 million for the quarter ended March 31, 2007. The increase is primarily due to net gain of approximately $7.4 million related to our purchase of certain senior convertible notes due February 2024, at a significant discount. Additionally, there was a $4.4 million decrease in unrealized losses on investment securities and a $2.9 million increase on realized gains on sales of investment securities. These positive variances were partially offset by a $0.5 million write-down of certain payroll-related software.
     Income Taxes
     In the quarter ended March 31, 2008, our effective tax rate decreased to 39.8% from 39.3% for the quarter ended March 31, 2007. The increase in our effective tax rate is primarily due to the rate impact of current state taxes for stand-alone subsidiary filings in certain jurisdictions.
Six Months Ended March 31, 2008 Versus the Six Months Ended March 31, 2007
Operating Revenues
     In the six months ended March 31, 2008, net operating revenue increased $17.1 million, or 2.7%, to $646.9 million from $629.8 million for the six months ended March 31, 2007. Contract revenue decreased $10.6 million or 1.7%, driven primarily by the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $18.0 million of revenue in the six months ended March 31, 2007. Operating revenues for go! increased $0.6 million, or 4.7% due primarily to an increase in average fares. Freight and other revenue increased primarily due to sublease income from our Chinese joint venture. Net operating revenue in the six months ended March 31, 2007 was negatively impacted by a ($25.3) million charge for impairment of contract incentives.
Operating Expenses
     Flight Operations
     In the six months ended March 31, 2008, flight operations expense decreased $7.9 million, or 4.2%, to $182.8 million from $190.7 million for the six months ended March 31, 2007. On an ASM basis, flight operations expense increased 5.6% to 4.5 cents per ASM in the six months ended March 31, 2008 from 4.2 cents per ASM in the six months ended March 31, 2007. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM’s decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by a net $4.7 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft in operation year-over-year as well as a shift of aircraft types within our fleet. Additionally, there was a $3.2 million decrease in employee related expenses and insurance.
     Fuel
     In the six months ended March 31, 2008, fuel expense increased by $19.5 million or 9.0%, to $234.7 million from $215.2 million for the six months ended March 31, 2007. On an ASM basis, fuel expense increased 20.1% to 5.7 cents per ASM in the six months ended March 31, 2008 from 4.8 cents per ASM in the six months ended March 31, 2007. Average fuel cost per gallon increased $0.85, to an average of $2.89 for the six months ended March 31, 2008 from an average of $2.04 per gallon for the six months ended March 31, 2007. The cost per gallon increase resulted in a $69.9 million unfavorable price variance, of which $2.7 million was related to go!. The majority of the unfavorable price variance was offset by a decrease in the gallons of fuel purchased in the six months ended March 31, 2008, which resulted in a $48.5 million favorable volume variance. The volume decrease is primarily due to a new direct supply agreement with United Airlines at five large stations. In the six months ended March 31, 2008, approximately 97% of our fuel costs were reimbursed by our code-share partners.
     In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at five of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these five United stations.
     Maintenance
     In the six months ended March 31, 2008, maintenance expense increased $16.3 million, or 13.3%, to $138.9 million from $122.5 million for the six months ended March 31, 2007. On an ASM basis, maintenance expense increased 24.8% to 3.4 cents per

ASM in the six months ended March 31, 2008 from 2.7 cents per ASM in the six months ended March 31, 2007. The increase in maintenance expense is primarily due to a $28.2 million increase in engine maintenance, of which $14.9 million is related to power by the hour maintenance contracts, $7.1 million in maintenance associated with lease returns, $3.6 million related to engines on certain go! aircraft and $2.6 million in ERJ engine repair. These increases were partially offset by a $1.2 million decrease in on-wing support and a $0.8 million decrease for Dash-8 engines. Airframe maintenance decreased $8.0 million year-over-year This decrease was primarily attributable to reduced c-check volume ($3.3 million), a decrease in contract and non-routine maintenance ($3.0 million), and insurance receipts which offset maintenance expense ($1.1 million). Other year-over-year decreases included freight ($1.4 million), overtime ($0.8 million), expendables ($0.5 million), and ground equipment repairs and maintenance ($0.5 million).
     Aircraft and Traffic Servicing
     In the six months ended March 31, 2008, aircraft and traffic servicing expense decreased by $0.9 million, or 2.1%, to $39.9 million from $40.8 million for the six months ended March 31, 2007. On an ASM basis, aircraft and traffic servicing expense increased 7.8% to 1.0 cent per ASM in the six months ended March 31, 2008 from 0.9 cents per ASM in the six months ended March 31, 2007. Approximately $1.5 million of this decrease is related to our code-share operations offset by an increase of $0.6 million related to our go! operations.
     Promotion and Sales
     In the six months ended March 31, 2008, promotion and sales expense remained relatively unchanged at $1.7 million as compared to the six months ended March 31, 2007. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.
     General and Administrative
     In the six months ended March 31, 2008, general and administrative expense increased $3.9 million, or 12.3%, to $36.0 million from $32.0 million for the six months ended March 31, 2007. This increase was driven primarily by a $2.0 million increase in legal expenses, which were primarily attributable to litigation involving go!, a $1.3 million increase in bad debt expense, and increase in base wages of $1.0 million and an increase in outside services of $0.6 million. These increases were partially offset by decreases of $2.2 million in employee benefits and $1.4 million in passenger liability insurance due to a favorable rate change.
     Depreciation and Amortization
     In the six months ended March 31, 2008, depreciation and amortization decreased $0.8 million, or 3.7%, to $19.4 million from $20.2 million for the six months ended March 31, 2007. The decrease was primarily due to the cessation of depreciation on fully depreciated assets exceeding additional depreciation associated with capital expenditures.
     Settlement of Lawsuit
     On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a confidentiality agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian’s cost of litigation, reasonable attorneys’ fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and posted a $90.0 million bond pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the statement of operations in the fourth quarter of fiscal 2007. On April 29, 2008 the Company reached a settlement with Hawaiian Airlines. While admitting no fault, the Company agreed to pay $52.5 million to Hawaiian Airlines. As a result of the settlement, the Company recorded a $34.1 million credit to the statement of operations in the second quarter of fiscal 2008. The $34.1 million credit net of $0.3 million in fees incurred related to the bond. The balance sheet as of March 31, 2008 reflects the entire $90 million bond as restricted cash.
     Bankruptcy Settlements
     In the six months ended March 31, 2008, there was immaterial activity related to bankruptcy settlements. In the six months ended March 31, 2007, the Company received approximately 41,000 shares of US Airways common stock as part of our bankruptcy claim against Pre-Merger US Airways. The Company sold these shares for approximately $2.1 million.

     Interest Expense
     In the six months ended March 31, 2008, interest expense increased $0.9 million, or 4.7%, to $19.4 million from $18.5 million for the six months ended March 31, 2007. This increase is primarily attributable to the recognition of $0.7 million related to an interest rate cap agreement associated with certain senior debt and an increase in interest related to our CRJ-700s.
     Interest Income
     In the six months ended March 31, 2008, interest income decreased $3.9 million, or 46.1%, to $4.5 million from $8.4 million for the six months ended March 31, 2007. The decrease in the Company’s interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash, and marketable securities. At March 31, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $158.1 million, which was $40.0 million less than the $198.1 million balance at March 31, 2007.
     Loss from Equity Method Investments
     In the six months ended March 31, 2008, loss from equity method investments decreased $2.0 million, or 56.6%, to a loss of $1.6 million from a loss of $3.6 million for the six months ended March 31, 2007. The decrease in losses is primarily due to a decrease in our share of losses on our investment in a closely held airline related business . This positive variance was partially offset by a write-down of $0.8 million related to our investment in a closely held emerging markets payment processing related business due to the improbability of recovering our investment. In addition, the positive variance was also partially offset by the recognition of our share of losses on our investment in Kunpeng Airlines in the six months ended March 31, 2008, which did not begin revenue generating activities until the fourth quarter of fiscal 2007.
     Other Income (Expense)
     In the six months ended March 31, 2008, other income (expense) increased $17.9 million to income of $13.6 million from an expense of $4.4 million for the six months ended March 31, 2007. The increase is primarily due to a $8.2 million increase in unrealized gains on investment securities, a net gain of approximately $7.4 million related to our purchase of certain senior convertible notes due February 2024, at a significant discount, and a $3.1 million increase on realized gains on sales of investment securities. These positive variances were partially offset by a $0.5 million write-down of certain payroll-related software.
     Income Taxes
     In the six months ended March 31, 2008, our effective tax rate decreased to 37.8% from 39.3% for the six months ended March 31, 2007. The increase in our effective tax rate is primarily due to the rate impact of current state taxes for stand-alone subsidiary filings in certain jurisdictions.
RESULTS OF DISCONTINUED OPERATIONS
     In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain of Air Midwest’s assets. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. The Company expects to exit the EAS markets by June 30, 2008. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations. All assets and liabilities associated with discontinued operations were reclassified to the balance sheet captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively.
     Net loss from discontinued operations for the quarter ended March 31, 2008 was $8.0 million, compared to a loss from discontinued operations of $1.4 million for the quarter ended March 31, 2007. Net loss from discontinued operations was $9.5 million for the six months ended March 31, 2008 as compared to a net loss of $2.2 million for the six months ended March 31, 2007. The increase in net losses from discontinued operations for the comparative year over year periods is primarily attributable to a pre-tax impairment charge of $9.1 million related to the Beechcraft 1900D aircraft operated by Air Midwest (see discussion below).

     Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations.
Subsequent to March 31, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft and will record a gain in the quarter ended June 30, 2008 of approximately $7.5 million. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft during the second quarter, the Company concluded that the fair value of the remaining 20 aircraft was less then the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the statement of operations.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
     At March 31, 2008, we had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash of $102.8 million) of $158.1 million, compared to $208.6 million (including $12.2 million of restricted cash)n at September 30, 2007. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.
     Sources of cash included $106.2 million provided from operations, due primarily to $113.2 million in net proceeds from the sale of marketable securities classified as trading securities, partially offset by other changes in assets and liabilities. Additional sources of cash include $5.8 million in proceeds from the sale of flight equipment and expendable inventory and $4.0 million in receipts of deferred credits.
     Uses of cash included funding a $90.0 million surety bond required by the judgment against us related to our Hawaiian lawsuit, $39.9 million in principal payments on long-term debt, including $14.3 million paid to purchase outstanding debt at a significant discount, capital expenditures of $12.9 million attributable to the expansion of our regional jet fleet and related provisioning of rotable inventory to support the additional jets, and the purchase and retirement of $6.8 million of the Company’s outstanding common stock.
     As of March 31, 2008, we had net receivables of approximately $49.3 million, compared to net receivables of approximately $49.4 million as of September 30, 2007. The amounts due consist primarily of receivables from our code-share partners, subsidy payments due from Raytheon, Federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 31% of total gross accounts receivable at March 31, 2008.
Recent Developments Affecting Our Liquidity
     On May 20, 2008, the Company’s board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the “Notes”). As previously disclosed in the Company’s filings with the Securities and Exchange Commission, holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 (the “Put”) at a price of $397.27 per $1,000 note (the “Put Price”) plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.
     Under the terms of these agreements, holders holding approximately $77.8 million in aggregate principal amount of the Notes (representing approximately 82% of the aggregate principal amount of Note outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate principal amount of Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate principal amount of such holder’s Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company’s election. The Company’s aggregate payment obligation with respect to such purchased Notes is approximately $6.0 million including accrued and unpaid interest which was paid on May 22, 2008. In consideration for such forbearance, agreement, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate principal amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company’s outstanding capital stock.

     On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company’s wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008.
     Following Delta’s termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company’s favor and issued a preliminary injunction against Delta.
     The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom’s completion rate prior to April, 2008, pending a final trial at a date to be determined by the Court. Delta has the right to appeal the Court’s decision on the issuance of a preliminary injunction, and Delta has announced publicly that it intends to file an appeal. The Company is in discussions with Delta regarding various issues concerning the ERJ-145 Delta Connection Agreement.
     Prior to the Court’s ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court’s ruling. If Delta takes the position that the Connection Agreement does not obligate it to keep the aircraft in service on a full time basis, the Company will incur significant unreimbursed costs associated with the fleet of ERJ-145 aircraft. We believe that Delta is obligated to schedule the aircraft on a full time basis and compensate us accordingly. We have communicated this position to Delta and have been in discussion regarding issues concerning the Connection Agreement. We cannot assure the outcome of these negotiations and whether or not the outcome will materially adversely affect our financial condition or results of operations.
     In the event that the holders of the Company’s senior convertible notes due February 2024 exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay up to $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof, subject to compliance with applicable NASDAQ shareholder approval requirements with respect to the issuance of shares of common stock in excess of 20% of the Company’s then outstanding capital stock.
     While the Company’s cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company’s future cash flow from operations and available capital will be negatively impacted by (i) our ability to restructure an approximately $18 million obligation due in July 2008 to the lessors regarding certain of our ERJ-145 aircraft; (ii) our ability to secure more flexible credit terms from certain of the Company’s other key vendors; (iii) reduced cash payments from our code-share partners related to disputed items under our agreements; (iv) the $23.2 million in aggregate remaining principal amount of senior convertible notes due 2023, which the Company may be required to repurchase on January 31, 2009 in accordance with the forbearance agreements described above; (v) the $77.8 million in aggregate principal amount of senior convertible notes due 2024, which the Company may be required to repurchase on February 10, 2009; (vi) the Company’s ability to restructure certain of its aircraft lease obligations and key vendor obligations, which are in turn impacted by the Company’s obligations with respect to its 2023 and 2024 notes; and (vii) the results of the Company’s ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors, the Delta litigation, or the 2023 and/or 2024 notes could give rise to covenant and payment defaults under the terms of the Company’s material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company’s operating leases are subject to termination in the event of default, and the Company’s indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company’s financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company’s operations and ability to operate as a going concern.
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
AIRCRAFT
     The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2008:

	Number of Aircraft
				Operating
				on
				March 31,	Passenger
Type of Aircraft	Owned	Leased	Total	2008	Capacity
CRJ-200/100 Regional Jet	2	53	55	50	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	29	43	43	86/76
Embraer 145 Regional Jet	—	36	36	34	50
Beechcraft 1900D (A)	34	—	34	15	19
Dash-8	—	16	16	16	37

Total	58	146	204	178

(A)	These aircraft are associated with Air Midwest and are included within assets of discontinued operations.

Fleet Plans
CRJ Program
     As of March 31, 2008, we operated 113 Canadair Regional Jets (50 CRJ-200/100, 20 CRJ-700 and 43 CRJ-900s).
     In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2007, we had taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900’s (which can be converted to CRJ-700’s) was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft; deliveries scheduled to begin in September 2008.
     In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the CRJ-900 Delta code-share agreement. During the quarter ended March 31, 2008, we took delivery of three more CRJ-900 aircraft, also on lease from Delta with 9 more CRJ-900 aircraft (to be leased from Delta) scheduled for delivery through January 2009 in connection with such code-share agreement. The CRJ-900 aircraft acquired, and to be acquired by Delta, are leased to the Company for a nominal ($1.00 per month) amount. As a result, our revenue and expenses attributable to flying the CRJ-900’s will be substantially less than if we provided the aircraft.
ERJ Program
     As of March 31, 2008, we operated 34 Embraer 145 aircraft and sub-leased two to Trans States Airlines, Inc. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. (“Embraer”).
Beechcraft 1900D
     As of March 31, 2008, we owned 34 Beechcraft 1900D aircraft and were operating 15 while leasing 14. We lease four of our Beechcraft 1900D to Gulfstream International Airlines, a regional turboprop air carrier based in Ft. Lauderdale, Florida and lease an additional ten Beechcraft 1900D aircraft to Big Sky Transportation Co., a regional turboprop carrier based in Billings, Montana (“Big Sky”). As previously discussed, we intend to sell or lease the 20 Beechcraft 1900D aircraft that were not leased to third parties at March 31, 2008.
     After Big Sky announced that it was shutting down operations, the Company took possession of all ten of their Beechcraft 1900D aircraft. On May 16, 2008, the Company returned 14 (the Gulfstream and Big Sky leased aircraft) of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively “Raytheon”) pursuant to an agreement reached between the parties regarding such planes.
Subsequent to March 31, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft and will record a gain in the quarter ended June 30, 2008 of approximately $7.5 million. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft during the second quarter, the Company concluded that the fair value of the remaining 20 aircraft was less then the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the statement of operations.
Dash-8
     As of March 31, 2008, we had 16 Dash-8 aircraft in operation; 10 with United Express and 6 with US Airways Express. During fiscal 2007, we parked 12 Dash-8 aircraft, associated with the termination of the Delta Dash 8 code-share agreement. Due to higher than anticipated costs associated with our Delta Dash-8 fleet related to operating exclusively at New York’s JFK airport, the Company and Delta developed a joint plan to wind-down the Dash-8 contract.
Item 3. Qualitative and Quantitative Disclosure about Market Risk.
     There were no material changes in the Company’s market risk from September 30, 2007 to March 31, 2008.

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
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We continue to take steps to remediate the material weakness noted in our annual report on Form 10-K for the fiscal year ended September 30, 2007. We began an aggressive recruiting campaign and have hired professional consultants to fill key positions until permanent replacements are hired. We believe these steps will provide adequate short-term solutions as we recruit hire and train the appropriate full time personnel.
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
     Subsequent to the quarterly period ended March 31, 2008, the Company reached a settlement with Hawaiian concerning the above lawsuit. Under the terms of the settlement, Mesa received $37.5 million from the bond the Company previously posted with the United States Bankruptcy Court for the District of Hawaii and Hawaiian retained the remaining collateral under the bond of $52.5 million.
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
     Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. The case is in the early states of discovery and a firm trial date has not been scheduled by the court.
     On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company’s wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta’s termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company’s favor and issued a preliminary injunction against Delta.

     The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom’s completion rate prior to April, 2008, pending a final trial at a date to be determined by the Court. Delta has the right to appeal the Court’s decision on the issuance of a preliminary injunction, and Delta has announced publicly that it intends to file an appeal. The Company is in discussions with Delta regarding various issues concerning the ERJ-145 Delta Connection Agreement.
     Prior to the Court’s ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court’s ruling. If Delta takes the position that the Connection Agreement does not obligate it to keep the aircraft in service on a full time basis, the Company will incur significant unreimbursed costs associated with the fleet of ERJ-145 aircraft. We believe that Delta is obligated to schedule the aircraft on a full time basis and compensate us accordingly. We have communicated this position to Delta and have been in discussion regarding issues concerning the Connection Agreement. We cannot assure the outcome of these negotiations and whether or not the outcome will materially adversely affect our financial condition or results of operations.
     We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.
Item 1.A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended March 31, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2007, other than as set forth below.
If Delta Air Lines successfully terminates its Connection Agreement with us, we may not be able to meet our immediate financial obligations.
     On March 28, 2008, Delta notified us of its intent to terminate the Delta Connection Agreement among Delta, the Company, and our wholly-owned subsidiary, Freedom Airlines, Inc. (“Freedom”), dated as of May 3, 2005 (the “Connection Agreement”). The Connection Agreement includes, among other arrangements, our agreement to operate up to 34 model ERJ-145 regional jets (“ERJ-145s”) leased by us utilizing Delta’s name. Beginning in August 2008, pursuant to an amendment to the Connection Agreement, eight (8) ERJ-145s will be removed from the scope of the Connection Agreement at a rate of three (3) per month, resulting in the operation of 26 ERJ-145s by November 2008.
     In fiscal 2007, the Connection Agreement accounted for approximately 20% of our 2007 total revenues. Delta seeks to terminate the Connection Agreement as a result of Freedom’s alleged failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008.
     On April 7, 2008, we filed a lawsuit against Delta seeking declaratory and injunctive relief and specific performance by Delta of its obligations under the Connection Agreement. On May 9, 2008, we filed a motion for a preliminary injunction in the United States District Court for the Northern District of Georgia (the “District Court”) against Delta to enjoin its attempted termination of the Connection Agreement. An evidentiary hearing was conducted on May 27 through May 29, 2008. The District Court ruled in our favor and issued a preliminary injunction against Delta. The preliminary injunction prohibits Delta from terminating the Connection Agreement based on Freedom’s completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. Delta has announced publicly that it intends to appeal.
     The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom’s completion rate prior to April, 2008, pending a final trial at a date to be determined by the Court. Delta has the right to appeal the Court’s decision on the issuance of a preliminary injunction, and Delta has announced publicly that it intends to file an appeal. The Company is in discussions with Delta regarding various issues concerning the ERJ-145 Delta Connection Agreement.

     If the District Court or Court of Appeals ultimately rules in favor of Delta and allows the termination of the Connection Agreement, we believe we will be unable to redeploy the ERJ-145s in a timely manner, or at the lease rates we receive under the Connection Agreement in the event of any redeployment of such aircraft. In addition to losing approximately $20 million per month in revenue (or approximately $960 million over the next four years), we estimate that leasing costs, labor and other costs totaling approximately $250 to $300 million over the next four years will be incurred by us. As a result, our cash flows from operations and our available working capital will be insufficient to meet these cash requirements. In the absence of obtaining additional capital through equity or debt financings, asset sales, consensual restructuring of debt and lease terms and/or similar measures, we will be unable to meet our financial obligations and may need to seek protection under applicable U.S. reorganization laws in order to avoid or delay actions by our lessors, creditors and code-share partners, which will have a material adverse effect on our ability to continue as a going concern.
     Prior to the Court’s ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court’s ruling. If Delta takes the position that the Connection Agreement does not obligate it to keep the aircraft in service on a full time basis, the Company will incur significant unreimbursed costs associated with the fleet of ERJ-145 aircraft. We believe that Delta is obligated to schedule the aircraft on a full time basis and compensate us accordingly. We have communicated this position to Delta and have been in discussion regarding issues concerning the Connection Agreement. We cannot assure the outcome of these negotiations and whether or not the outcome will materially adversely affect our financial condition or results of operations.
If we are unable to meet performance obligations under the CRJ-900 Delta Connection Agreement, Delta may seek to terminate such agreement.
     Our CRJ-900 Delta Connection Agreement contains certain performance benchmarks — including flight completion factor and on-time performance. We believe the airport hub in which the CRJ-900 aircraft are operated and the schedules created by Delta significantly impact our ability to meet the contract performance benchmarks. In particular, we believe the operating environment at New York’s JFK airport presents significant challenges to meet the performance requirements. While we receive certain protection under the Delta Connection Agreement regarding this situation, it is possible that an agreement will not be reached and Delta may try to take adverse action against the Company which could include attempted termination of the Delta Connection Agreement. If successful in its efforts, such termination may materially adversely affect our financial condition or results of operations.
Our ability to operate our Hawaiian operations profitably is dependent on the price of aircraft fuel. Continued periods of historically high fuel cost s or further increases in fuel costs could have a significant negative impact on our operating results.
     In June 2006, we launched our independent inter-island Hawaiian airline operation named go! and have incurred operating losses since inception. Providing service in Hawaii will require ongoing investment of working capital by Mesa and management attention and focus. Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which in turn are often affected by global events. Fuel prices have increased substantially over the past several years and sharply in the last two quarters, and now stand at a level that fundamentally challenges the economics of the airline industry. A relatively small increase in the price of fuel can have a significant aggregate effect on the costs of our go! operation. Due to the competitive nature of the airline industry and market forces, no assurance can be made that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices.
If we are unable to successfully restructure certain of our contractual obligations and commitments as described below, our cash flow from operations and available capital will not be sufficient to meet these obligations, which may require that the Company seek protection under applicable reorganization laws.
     While the Company’s cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company’s future cash flow from operations and available capital will be negatively impacted by (i) our ability to restructure an approximately $18 million obligation due in July 2008 to the lessors regarding certain of our ERJ-145 aircraft; (ii) our ability to secure more flexible credit terms from certain of the Company’s other key vendors; (iii) reduced cash payments from our code share partners related to disputed items under our agreements; (iv) the $23.2 million in aggregate remaining principal amount of senior convertible notes due 2023, which the Company may be required to repurchase on January 31, 2009 in accordance with the forbearance agreements described above; (v) the $77.8 million in aggregate principal amount of senior convertible notes due 2024, which the Company may be required to repurchase on February 10, 2009; (vi) the Company’s ability to restructure certain of its aircraft lease obligations and key vendor obligations, which are in turn impacted by the Company’s obligations with respect to its 2023 and 2024 notes; and (vii) the results of the Company’s ongoing litigation with

Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations, obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessor and vendors, the Delta litigation or the 2023 and/or 2024 notes could give rise to covenant and payment defaults under the terms of the Company’s material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company’s operating leases are subject to termination in the event of default, and the Company’s indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company’s financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company’s operations and ability to operate as a going concern.
The ongoing losses of Kunpeng and our inability to timely sell our interests in this joint venture could negatively impact our operations and profitability.
     On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the “Joint Venture Agreement”) with Shan Yue SRL (“Shan Yue”) and Shenzhen Airlines, pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. On September 28, 2007, Kunpeng commenced common carrier passenger service, As of March 31, 2008, Kunpeng operated five 50-seat CRJ 200 aircraft on regional routes flying out of a hub in Xian, China.
     Kunpeng has incurred losses since its inception and is expected to continue to incur losses for the foreseeable future. As a result, the Company has approached Shenzhen Airlines regarding the possibility of selling the Company’s interest in the joint venture to Shenzhen Airlines. Such discussions are only in the preliminary stages and no assurance can be given that these discussions will result in the sale of such interests to Shenzhen Airlines or that, if such sale were to occur, that it will be on terms acceptable to the Company. The Company’s inability to sell its interests to Shenzhen or another third party could have a negative impact on the Company’s operations and future profitability.
     In addition, under the terms of the Joint Venture Agreement, Ping Shan and Shan Yue agreed to, among other things, assist Kunpeng in securing aircraft from foreign suppliers and, as of the date of this report, the Company has the contractual right to deliver up to 20 CRJ-200s to the joint venture. Kunpeng has informed the Company that it no longer plans to accept deliveries of additional 50-seat regional jets from Mesa.
If the holders of our 6.25% Senior Convertible Notes Due 2023 exercise their right to require the Company to redeem their notes, our liquidity could be materially adversely affected.
     Holders of our Senior Convertible Notes due 2023 (the “2023 Notes”) had the right to require the Company to repurchase their 2023 Notes on June 16, 2008 (the “Put Right”) at a price of $397.27 per $1,000 note (the “Put Price”) plus any accrued and unpaid cash interest. If all of the holders of the 2023 Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof. On or about May 20, 2008, the Company entered into agreements with holders representing 82% of the Notes outstanding pursuant to which such Holders agreed to defer their Put Right with respect to 75% of their Notes until January 31, 2009 (the “Deferring Noteholders”).
     The Company has preserved the right to satisfy these future payment obligations in cash, common stock, or a combination thereof. If we elect to issue additional shares of common stock to meet this purchase obligation, this issuance would result in substantial dilution to existing stockholders.
     In exchange for the Deferring Noteholders’ agreements, the Company purchased 25% of their Notes for 75% of the Put Price (i.e. the Company paid $.75(397.27) or $297.95 per $1,000 note; approximately $6.0 million in aggregate). The Company also agreed to issue the Deferring Noteholders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate principal amount of 2023 Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, will contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company’s outstanding capital stock.

     On June 16, 2008, Company made a cash payment of approximately $8.2 million (including $1.2 million of accrued interest) to the note holders who exercised their right to put their notes to the Company.
If the holders of our 3.625% Senior Convertible Notes Due 2024 exercise their right to require the Company to redeem their notes, our liquidity could be materially adversely affected or we may issue additional stock, which would dilute existing stockholders.
     In February 2004, the Company completed the private placement of senior convertible notes due 2024 (the “2024 Notes”), which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the 2024 Notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually until February 10, 2009. After that date, the Company will not pay cash interest on the 2024 Notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the 2024 Notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company’s wholly-owned subsidiaries guarantees these notes on an unsecured basis.
     On February 10, 2009, the holders of the 2024 Notes may require the Company to repurchase their 2024 Notes (“Put Right”) at a price of $583.40 per $1,000 note (the “Put Price”) plus accrued and unpaid cash interest, resulting in an aggregate principal amount due of approximately $77.8 million. The Company may pay the Put Price of the 2024 Notes in cash, common stock, or a combination thereof. The Company may not have sufficient cash reserves to pay the holders of the 2024 Notes that exercise their Put Right on February 10, 2009. If the Company elects to issue additional shares of common stock to meet its repurchase obligations, this issuance would result in substantial dilution to existing stockholders.
Our Current Stock Price Creates a NASDAQ Delisting Possibility
     Our common stock is currently traded on the NASDAQ Stock Market and may be delisted, which could adversely affect our business and relations with employees, customers, and others. We have received notice from the NASDAQ Stock Market that our stock price (technically, the closing bid price) has failed to maintain the minimum $1.00 per share requirement for the past 30 consecutive business days. We have been given until December 15, 2008 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive business days. If compliance with that rule is not demonstrated by December 15, 2008, we may appeal NASDAQ’s determination to delist our securities to a NASDAQ panel or we may apply to transfer our securities to the NASDAQ Capital Market. If our application is approved, we will be afforded an additional 180 day compliance period. There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by December 15, 2008; that we would be granted an additional 180 day compliance period; or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period.
     While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. At this time, we have limited capital available for any stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other requirements for continued listing on the NASDAQ Stock Market, and there can be no assurance that we will continue to meet these listing requirements.
     Should our stock be delisted from the NASDAQ Stock Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board. There can be no assurance that our common stock would be timely admitted for trading on that market. This alternative may result in a less liquid market available for existing and potential stockholders to buy and sell shares of our stock and could further depress the price of our stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (A) None
     (B) None
     (C) The Company’s Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company’s outstanding common stock. As of March 31, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under existing Board authorizations. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources.

     The Company repurchased the following shares for $6.8 million during the six months ended March 31, 2008:

			Cumulative Number
			of Shares Purchased	Maximum Number of
			as As Part of	Shares that May
	Total Number of	Average Price	Publicly Announced	Yet be Purchased
Period	Shares Purchased	Paid per Share	Plan	Under the Plan
November 2007	203,377	$3.37	16,104,562	13,317,699
December 2007	1,129,992	$3.71	17,234,554	12,187,707
January 2008	718,049	$2.78	17,952,603	11,469,658
Item 3. Defaults upon Senior Securities.
     Not applicable
Item 4. Submission of Matters to vote for Security Holders.
     The Company held its Annual Meeting of Stockholders on April 17, 2008, at which the stockholders re-elected eight directors and ratified the appointment of Deloitte & Touche LLP as the Company’s registered independent public accountants for 2008. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved. To the extent applicable for each individual proposal, broker non-votes are counted for the purpose of determining the presence of or absence of a quorum but are not counted for determining the number of votes cast for or against a proposal.
     Results of the voting in connection with each issue were as follows:

Election of Directors	For	Withhold
Jonathan G. Ornstein	19,110,404	5,514,328
Daniel J. Altobello	13,574,499	11,050,233
Robert Beleson	19,920,649	4,704,083
Carlos E. Bonilla	13,723,468	10,901,264
Joseph L. Manson	13,976,783	10,647,949
Peter F. Nostrand	13,727,477	10,897,255
Maurice A. Parker	19,016,814	5,607,918
Richard R. Thayer	19,395,956	5,228,776
     Ratification of Deloitte & Touche LLP as the Company’s independent registered public accountants:

For	Against	Abstain
20,068,135	4,492,103	64,494
     The Company also held a Special Meeting of Stockholders on May 13, 2008, at which the stockholders approved the issuance of such number of shares of the Company’s common stock as may be necessary to repurchase all of its outstanding Senior Convertible Notes due 2023 if the Company is required by note holders to repurchase the Notes in accordance with the Indenture dated June16, 2003, and if the Company elects to satisfy its repurchase obligation by issuing shares of common stock. Abstentions are included in the determination of the number of shares represented for a quorum and have the same effect as “no” votes in determining whether proposals are approved. To the extent applicable for the proposal, broker non-votes are counted for the purpose of determining the presence of or absence of a quorum but are not counted for determining the number of votes cast for or against a proposal.

     Results of the voting in connection with this issue was as follows:

For	Against	Abstain
14,585,889	673,773	54,062
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

Dated: June 30, 2008

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