Form 10-Q
period 2008-06-30
MESA AIR GROUP INC
filed 2008-08-18
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-15495

Mesa Air Group, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	85-0302351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

410 North 44th Street, Suite 100
Phoenix, Arizona    85008
(Address of Principal Executive Offices including Zip Code)

(602) 685-4000
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES     ☒ NO

      On August 6, 2008, the registrant had outstanding 26,857,824 shares of Common Stock.

Note: PDF provided as a courtesy

TABLE OF CONTENTS
INDEX

Page No.
PART I. Financial Information
Item 1.	Financial Statements
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Operating revenues:
Passenger	$ 350,598	$ 337,905	$ 990,641	$ 988,058
Freight and other	3,316	2,468	10,194	7,486
Total gross operating revenues	353,914	340,373	1,000,835	995,544
Impairment of contract incentives	-	-	-	(25,324)
Net operating revenues	353,914	340,373	1,000,835	970,220

Operating expenses:
Flight operations	90,545	95,757	273,323	286,455
Fuel	149,185	116,577	383,863	331,803
Maintenance	58,286	64,413	197,180	186,961
Aircraft and traffic servicing	20,602	20,876	60,512	61,659
Promotion and sales	1,724	1,180	3,427	2,966
General and administrative	27,208	15,658	63,184	47,704
Depreciation and amortization	9,523	9,772	28,879	29,927
Reversal of litigation accrual	-	-	(34,100)	-
Bankruptcy and vendor settlement	-	2,527	(27)	434
Impairment of long-lived assets	-	-	-	12,367
Total operating expenses	357,073	326,760	976,241	960,276

Operating income (loss)	(3,159)	13,613	24,594	9,944

Other income (expense):
Interest expense	(7,999)	(10,462)	(27,399)	(28,995)
Interest income	1,122	2,984	5,641	11,410
Gain on extinguishment of debt	7,326	-	14,680	-
Gain (loss) from equity method investments	1,269	307	(289)	(3,280)
Other income (expense)	4,284	(116)	10,483	(4,502)
Total other income (expense)	6,002	(7,287)	3,116	(25,367)
Income (loss) from continuing operations before taxes	2,843	6,326	27,710	(15,423)
Income tax provision (benefit)	1,025	1,960	11,187	(6,041)
Net income (loss) from continuing operations	1,818	4,366	16,523	(9,382)

Loss from discontinued operations, net of taxes	(5,578)	(1,761)	(15,070)	(3,987)

Net income (loss)	$ (3,760)	$ 2,605	$ 1,453	$ (13,369)

Basic income (loss) per common share:
Income (loss) from continuing operations	$ 0.07	$ 0.15	$ 0.61	$ (0.29)
Loss from discontinued operations	(0.21)	(0.06)	(0.55)	(0.13)
Net income (loss) per share	$ (0.14)	$ 0.09	$ 0.05	$ (0.42)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$ 0.07	$ 0.13	$ 0.55	$ (0.29)
Loss from discontinued operations	(0.21)	(0.05)	(0.43)	(0.13)
Net income (loss) per share	$ (0.14)	$ 0.08	$ 0.12	$ (0.42)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$ 46,701	$ 72,377
Marketable securities	58	124,016
Restricted cash	13,380	12,195
Receivables, net	59,742	49,366
Income tax receivable	723	877
Expendable parts and supplies, net	32,298	35,893
Prepaid expenses and other current assets	166,760	150,028
Deferred income taxes	46,123	46,123
Assets of discontinued operations	25,646	41,374
Total current assets	391,431	532,249
Property and equipment, net	583,077	627,136
Lease and equipment deposits	18,831	17,887
Equity method investments	18,855	16,364
Other assets	21,948	32,660
Total assets	$ 1,034,142	$ 1,226,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$ 132,466	$ 70,179
Accounts payable	50,867	61,007
Air traffic liability	8,978	4,211
Accrued compensation	8,188	7,353
Income taxes payable	4,255	1,235
Other accrued expenses	52,238	143,836
Liabilities of discontinued operations	40,938	51,512
Total current liabilities	298,030	339,333
Long-term debt, excluding current portion	410,814	561,946
Deferred credits	115,419	118,578
Deferred income taxes	37,795	42,318
Other noncurrent liabilities	31,531	19,021
Total liabilities	893,589	1,081,196

Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 26,694,926 and 28,740,686 shares issued and outstanding, respectively	106,151	112,152
Retained earnings	34,402	32,948
Total stockholders' equity	140,553	145,100
Total liabilities and stockholders' equity	$ 1,034,142	$ 1,226,296

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Net cash provided by operating activities (1)	$ 48,114	$ 85,022
Cash Flows from Investing Activities:
Capital expenditures	(13,108)	(28,809)
Proceeds from sale of flight equipment and expendable inventory	5,760	10,064
Change in restricted cash	(1,185)	(194)
Equity method investment	-	(1,310)
Change in other assets	1,601	3,622
Net returns of lease and equipment deposits	(935)	4,495
Net cash used in investing activities	(7,867)	(12,132)

Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(63,956)	(35,957)
Proceeds from exercise of stock options and issuance of warrants	123	573
Note payable bank	-	27
Common stock purchased and retired	(6,812)	(40,091)
Change in deferred compensation	688	-
Proceeds from receipt of deferred credits	4,034	24,257
Net cash used in financing activities	(65,923)	(51,191)
Net change in cash and cash equivalents	(25,676)	21,699
Cash and cash equivalents at beginning of period	72,377	35,559
Cash and cash equivalents at end of period	$ 46,701	$ 57,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 28,230	$ 31,036
Income taxes (received) paid, net	(1,537)	1,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Aircraft delivered under interim financing provided by manufacturer	$ -	$ 23,644
Receivable applied to extinguishment of debt	(1,604)	-
Sale of aircraft for extinguishment of debt	(20,390)	-
Sale of rotable spare parts and extinguishment of related financing	(2,970)	-
Note receivable forgiven for extinguishment of payables	(6,876)	-
Extinguishment of debt from sale of aircraft	27,848	-
Receivable for credits related to aircraft financing	5,867	-
Short-term debt permanently financed as long-term debt	-	135,378
Inventory and other credits received in conjunction with aircraft financing	-	2,753

(1) Includes $123.8 million and $42.5 million in net proceeds from the sale of marketable securities classified as trading securities for the nine months ended June 30, 2008 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2007.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned operating subsidiaries (collectively "Mesa" or the "Company"): Mesa Airlines, Inc. ("Mesa Airlines"), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. ("Freedom"), a Nevada corporation and certificated air carrier; Air Midwest, Inc. ("Air Midwest"), a Kansas corporation and certificated air carrier; Air Midwest, LLC, a Nevada limited liability company, MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. ("RAS"), a California corporation; Mesa Air Group - Airline Inventory Management, LLC ("MAG-AIM"), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Nilchii, Inc. ("Nilchii"), a Nevada corporation, MAGI Insurance, Ltd. ("MAGI"), a Barbados, West Indies based captive insurance company; and Ping Shan SRL ("Ping Shan"), a Barbados company with restricted liability. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not yet occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs ground handling services. MAG-AIM purchases, distributes and manages the Company's inventory of rotable and expendable spare parts. Ritz Hotel Management is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is a greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the Company was to reclassify a $2.9 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007 under FIN 48. No other changes resulting from implementing FIN 48 were necessary.

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

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1 "Accounting for Planned Major Maintenance Activities." This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide "Audits of Airlines" and prohibits the use of the "accrue in advance" method of accounting for planned major maintenance activities for owned aircraft. The provisions of the pronouncement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the "direct expense" method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 on October 1, 2007 did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal 2009. Management has not yet determined the impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 in the first quarter of fiscal 2009. Management has not yet determined the impact SFAS 159 will have on the Company's financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations". This Statement replaces SFAS No. 141, "Business Combinations" however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting-the acquisition method-to all transaction and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No.141(R) beginning in the first quarter of fiscal 2010. Management believes that it will have not have a significant impact on the Company's financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160 an amendment of ARB No. 51, "Noncontrolling Interests in Consolidated Financial Statements". A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal 2010. Management has not yet determined the impact SFAS 160 will have on the Company's financial condition and results of operations.

2. Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the Essential Air Service ("EAS") markets that it serves, and exited all EAS markets on or before June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying condensed consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

During the third quarter the Company recorded a loss before income taxes of $8.6 million which consists of approximately $3.0 million from the early termination of a maintenance contract, $2.5 million from the write down and sale of inventory, $0.6 million for severance costs and approximately $2.5 million from operations. The year-to-date losses also include $9.1 million from the impairment of aircraft recorded in the second quarter of fiscal 2008. See discussion below.

Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Revenue	$ 7,608	$ 15,482	$ 27,093	$ 44,354

Loss before income taxes	$ (8,590)	$ (1,887)	$ (23,193)	$ (5,500)
Income tax benefit	(3,012)	(126)	(8,121)	(1,513)
Net loss from discontinued operations	$ (5,578)	$ (1,761)	$ (15,072)	$ (3,987)

Assets, including assets held for sale, and liabilities associated with the Air Midwest turboprop operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), depreciation and amortization related to assets held for sale ceased as of September 30, 2007. Assets and liabilities of the discontinued operations were as follows:

	June 30,	September 30,
	2008	2007
	(In thousands)
Current assets	$ 3,801	$ 7,332
Property and equipment, net	21,392	33,916
Other assets	453	126
Current liabilities	(1,691)	(9,306)
Current portion of long-term debt	(4,838)	(4,126)
Long-term debt excluding current portion	(34,409)	(38,080)
Net liabilities of discontinued operations	$ (15,292)	$ (10,138)

In accordance with SFAS No. 144, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the third quarter the Company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the condensed consolidated statement of operations.

3. Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three airline operating subsidiaries, Mesa Airlines, Freedom Airlines and Air Midwest, as well as various other subsidiaries organized to provide support for the Company's airline operations. The Company has aggregated these subsidiaries into three reportable segments: Mesa Airlines/Freedom, go! and

Other. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or sell or lease certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. As such, the assets and liabilities and results of operations associated with Air Midwest are not included within the segment information table below as they are classified as discontinued operations in the condensed consolidated financial statements.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. ("United"), Delta Air Lines, Inc. ("Delta") and US Airways, Inc. ("US Airways"). As of June 30, 2008, Mesa Airlines and Freedom Airlines operated a fleet of 154 aircraft - 104RJs, 34ERJs and 16 Dash-8's.

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of June 30, 2008, go! operated a fleet of 7 CRJ-200 aircraft.

The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Nilchii, Ping Shan and Ritz Hotel Management Corp., all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASM's") and other operating statistics.

Consistent with prior practice the Company only allocates to its operating segments those assets specifically associated with the operation of aircraft engaged in the revenue generating activity of a segment.

Three Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$ 338,394	$ 15,620	$ 51,247	$ (51,347)	$ 353,914
Depreciation and amortization	8,307	521	695	-	9,523
Operating income (loss)	13,059	(7,424)	(1,798)	(6,996)	(3,159)
Interest expense	(6,435)	-	(1,707)	143	(7,999)
Interest income	331	48	886	(143)	1,122
Income (loss) before income tax	8,632	(7,397)	8,605	(6,997)	2,843
Income tax provision (benefit)	2,522	(2,432)	3,447	(2,512)	1,025
Total assets	1,297,693	21,457	566,151	(876,805)	1,008,496
Capital expenditures (including non-cash)	2,051	-	-	-	2,051

Three Months Ended	Mesa/
June 30, 2007 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$ 335,608	$ 6,213	$ 74,354	$ (75,802)	$ 340,373
Depreciation and amortization	8,192	523	1,057	-	$ 9,772
Operating income (loss)	16,953	(3,720)	10,745	(10,365)	13,613
Interest expense	(8,284)	-	(2,325)	147	(10,462)
Interest income	2,315	43	773	(147)	2,984
Income (loss) before income tax	11,051	(3,673)	9,313	(10,365)	6,326
Income tax provision (benefit)	3,785	(393)	(428)	(1,004)	1,960
Total assets	1,409,370	11,898	568,613	(824,500)	1,165,381
Capital expenditures (including non-cash)	1,561	21	5,462	-	7,044

Nine Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$ 972,168	$ 28,972	$ 157,665	$ (157,970)	$ 1,000,835
Depreciation and amortization	24,928	1,601	2,350	$ -	28,879
Operating income (loss)	21,933	(22,307)	46,203	(21,235)	24,594
Interest expense	(21,589)	-	(6,248)	438	(27,399)
Interest income	3,278	121	2,680	(438)	5,641
Income (loss) before income tax	11,705	(22,203)	59,443	(21,235)	27,710
Income tax provision (benefit)	3,777	(8,482)	24,223	(8,331)	11,187
Total assets	1,297,693	21,457	566,151	(876,805)	1,008,496
Capital expenditures (including non-cash)	8,896	366	3,846	-	13,108

Nine Months Ended	Mesa/
June 30, 2007 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$ 955,936	$ 18,498	$ 196,338	$ (200,552)	$ 970,220
Depreciation and amortization	25,035	1,625	3,267	-	29,927
Operating income (loss)	19,142	(9,523)	27,510	(27,185)	9,944
Interest expense	(22,371)	-	(7,067)	443	(28,995)
Interest income	8,146	130	3,575	(441)	11,410
Income (loss) before income tax	1,192	(9,387)	19,957	(27,185)	(15,423)
Income tax provision (benefit)	328	(2,581)	3,688	(7,476)	(6,041)
Total assets	1,409,370	11,898	568,613	(824,500)	1,165,381
Capital expenditures (including non-cash)	28,325	204	8,972	-	37,501

4. Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of June 30, 2008, the Company had $0.1million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at June 30, 2008 and September 30, 2007, were $0.1 million and $3.8 million, respectively. During the quarter ended June 30, 2008, net realized gains on marketable securities were approximately $1.9 million. For the nine months ended June 30, 2008 the net realized gain was $8.8 million.

5. Restricted Cash

At June 30, 2008, the Company had $13.4 million in restricted cash. The Company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $12.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $0.8 million relates to maintenance deposits and reserves associated with aircraft leased to Kunpeng Airlines.

6. Equity Method Investments

Equity method investments consisted of the following:
	June 30,	September 30,
	2008	2007
	(In thousands)

Investment in airline company	$ 14,402	$ 9,669
Investment in payment processing company	-	1,027
Investment in Kunpeng Airlines Co., Ltd.	4,453	5,668
Total equity method investments	$ 18,855	$ 16,364

Gain (loss) from equity method investments

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Equity method gain (loss) from airline investment	$ 2,949	$ 307	$ 1,954	$ (3,280)
Equity method (loss) from payment processing company.	-	-	(265)	-
Impairment loss on payment processing company	-	-	(762)	-
Equity method gain (loss) from Kunpeng Airlines Co., Ltd.	(338)	-	126	-
Impairment loss on Kunpeng Airlines Co., Ltd.	(1,342)	-	(1,342)	-
Gain (loss) from equity method investments	$ 1,269	$ 307	$ (289)	$ (3,280)

The Company accounts for its investment in the Kunpeng Airlines ("Kunpeng") joint venture with Shenzhen Airlines ("Shenzhen") using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company's beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa's exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. For the nine months ended June 30, 2008, the amount of the loss recorded by Mesa was less than its relative ownership percentage as a result of this provision. To the extent that prior years losses are carried forward by Shenzhen as a result of this provision, the profit of the current year shall first be used to cover the additional loss that was previously born by Shenzhen from any prior year.

During the third quarter the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen. As a result of the LOI, the Company has recorded a loss on its investment in Kunpeng of $1.3 million at June 30, 2008. This loss reflects the expected proceeds from the sale of $4.8 million less the Company's investment at June 30, 2008 of $5.8 million and estimated transaction costs of $300,000. The loss has been recorded in the gain (loss) from equity method investments in the condensed consolidated statement of operations.

The Company also subleases five regional jets to Kunpeng. These leases are not affected by the LOI. Total sublease revenue for the quarter ended June 30, 2008 was $1.3 million. At June 30, 2008, the Company had gross receivables from Kunpeng of approximately $4.8 million. The settlement of these receivables in full are required by the LOI; therefore, the Company expects no loss on the receivable balance.

7. Concentrations

The Company has code-share agreements with Delta, US Airways and United. Approximately 96.9% of the Company's consolidated passenger revenue for the three month period ended June 30, 2008 was derived from these agreements. Accounts receivable from the Company's code-share partners were 35.9% and 42.0% of total gross accounts receivable at June 30, 2008 and September 30, 2007, respectively.

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement, and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The Company's allowance for doubtful accounts was $8.2 million and $5.6 million at June 30, 2008 and September 30, 2007, respectively.

US Airways accounted for approximately 50.5% of the Company's total passenger revenue in the three month period ended June 30, 2008. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

United accounted for approximately 27.5% of the Company's total passenger revenue in the three month period ended June 30, 2008. In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at eight of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these eight United stations. A termination of the United agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 18.9% of the Company's total passenger revenue in the three month period ended June 30, 2008. In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the CRJ-900 Delta code-share agreement. During the quarter ended June 30, 2008, we took delivery of 2 more CRJ-900 aircraft, also on lease from Delta. The CRJ-900 aircraft acquired from Delta for a nominal ($1.00 per month) amount. As a result, our revenue and expenses attributable to flying the CRJ-900's will be substantially less than if we provided the aircraft. A termination of the Delta agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. See further discussion regarding the current status of Mesa's operating agreement with Delta in Note 13.

Delta accounted for approximately 18.9% of the Company's total passenger revenue in the three month period ended June 30, 2008. In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the CRJ-900 Delta code-share agreement. During the quarter ended June 30, 2008, we took delivery of 2 more CRJ-900 aircraft, also on lease from Delta. The CRJ-900 aircraft acquired from Delta for a nominal ($1.00 per month) amount. As a result, our revenue and expenses attributable to flying the CRJ-900's will be substantially less than if we provided the aircraft. A termination of the Delta agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. See further discussion regarding the current status of Mesa's operating agreement with Delta in Note 13.

8. Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	June 30,	September 30,
	2008	2007
	(In thousands)
Notes payable to bank, principal and interest due monthly,interest at LIBOR plus 3%,
( 5.47% at June 30, 2008), collateralized by the underlying aircraft, due 2019	$ 294,197	$ 309,646
Senior convertible notes due June 2023 (1)	23,241	37,834
Senior convertible notes due February 2024 (2)	77,802	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (4.27% at June 30, 2008), collateralized by the underlying aircraft (3)	-	30,544
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	20,229	21,384
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (4.72% at June 30, 2008), collateralized by the underlying aircraft	113,921	117,609
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	12,979	14,167
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009	802	837
Other	109	104
Total debt	543,280	632,125
Less current portion	(132,466)	(70,179)
Long-term debt	$ 410,814	$ 561,946

(1) On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 (the "Put") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these separate agreements, holders holding approximately $77.8 million in aggregate face amount of the Notes (representing approximately 82% of the aggregate face amount of Notes outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate face amount of Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased Notes was approximately $5.8 million which was paid on or before May 27, 2008. In consideration for such forbearance, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants were valued at $.26 per share using the Black-Scholes model for an aggregate amount of $0.4 million. The warrants have a per share exercise price of $1.00, will contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock. The Company recognized a gain in the third quarter on the repurchase of the Notes of $1.5 million which is included in gain on extinguishment of debt in the condensed consolidated statement of operations. In addition, the Company purchased approximately $7.0 million of these Notes at no gain or loss.

(2) In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof. During the second quarter ended March 31, 2008, the Company purchased certain of these senior convertible notes due February 2024 with a carrying value of approximately $22.2 million, on the open market. This debt was purchased at a significant discount, and resulted in a gain, net of broker fees, of approximately $7.4 million and is included in gain on extinguishment of debt in the condensed consolidated statements of operations.

(3) On May 16, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively "Raytheon") pursuant to an agreement reached between the parties regarding such aircraft. The Company sold the aircraft "as is", made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million which is recorded in gain on extinguishment of debt in the condensed consolidated statement of operations for the quarter ended June 30, 2008. Pursuant to the terms of the agreement Raytheon has reserved the right to rescind the agreement should certain events occur. The Company believes that the occurrence of the events which would trigger such action by Raytheon are remote.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Share calculation:
Weighted average shares outstanding — basic	26,694	30,063	27,291	31,857
Effect of dilutive outstanding stock options and warrants	*	284	92	*
Effect of restricted stock	*	201	*	*
Effect of dilutive outstanding convertible debt	*	6,920	7,701	*
Weighted average shares outstanding — diluted	26,694	37,468	35,084	31,857
Adjustments to net income (loss):
Net income (loss) from continuing operations	$ 1,818	$ 2,604	$ 16,523	$ (13,369)
Interest expense on convertible debt, net of tax	*	548	2,695	*
Adjusted net income (loss) from continuing operations	$ 1,818	$ 3,152	$ 19,218	$ (13,369)

* Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 3,076,597 and 3,631,239 shares of common stock were outstanding during the quarters ended June 30, 2008 and 2007, respectively. 3,076,597 and 2,248,037 options were excluded from the calculation of dilutive earnings per share for the quarters ended June 30, 2008 and 2007, respectively because the effect would have been antidilutive.

10. Impairments

In accordance with SFAS No. 144, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. For the quarter ended June 30, 2008 the Company recorded an impairment charge of $1.3 million on its investment in Kunpeng which is classified in loss from equity method investments in the condensed consolidated statement of operations. (See Note 6). During the third quarter the Company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft the Company concluded that the fair value of the remaining 20 aircraft was less then the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the condensed consolidated statement of operations.(See Note 2) For the nine months ended June 30, 2008 the Company has recorded total impairments of approximately $11.1 million, which includes $9.1 million included in discontinued operations and $2.1 million in gain (loss) from equity method investments. For the nine months ended June 30, 2007 the Company recorded impairment charges of $37.7 million. Approximately $25.3 million is related to the unamortized balance of a contract incentive, and $12.4 million is related to impaired leasehold improvements on certain aircraft.

11. Other Income (Expense)

For the quarter ended June 30, 2008 other income (expense) includes a $2.1 million gain from the termination of a sub-lease with Big Sky, $1.9 million gain from the sale of marketable securities and $0.3 million from other sales. For the nine months ended June 30, 2008 other income includes $8.9 million gain from the sale of marketable securities, $2.1 million gain from the termination of a sub-lease with Big Sky and other expense of $0.5 million. For the quarter ended June 30, 2007 other income (expense) includes $1.2 million in realized and unrealized gains on marketable securities, a $1.6 million loss on the early return of Dash 8 aircraft, and $0.3 million of other gains. For the nine months ended June 30, 2007 other income (expense) includes $3.0 million in realized and unrealized losses on marketable securities, a $1.6 million loss on the early return of Dash 8 aircraft, and $0.1 million of other gains.

12. Stock Repurchase Program

The Company's Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of June 30, 2008 the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company repurchased the following shares for $6.8 million during the nine months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

November 2007	203,377	$ 3.37	16,104,562	13,317,699
December 2007	1,129,992	$ 3.71	17,234,554	12,187,707
January 2008	718,049	$ 2.78	17,952,603	11,469,658

13. Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options and restricted stock at the time of grant and amortizing the fair value over the vesting period.

The following amounts were recognized for stock-based compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	(In Thousands)		(In Thousands)
General and administrative expenses:	2008	2007	2008	2007

Stock-based compensation	$ 224	$ 434	$ 707	$ 1,804

14. Commitments and Contingencies

On April 30, 2008, the Company reached a settlement of its suit with Hawaiian Airlines. Under the terms of the settlement and without admitting any wrong doing, Mesa received $37.5 million from the bond it had previously posted with the United States Bankruptcy Court for the District of Hawaii. Hawaiian Airlines retained the remaining collateral of the bond totaling $52.5 million. This settlement did not restrict in any way go!'s ability to continue to offer services in the Hawaiian inter-island market. As a result of this settlement, the Company adjusted the contingent liability recorded in fiscal 2007 and recorded a gain of $34.1 million at March 31, 2008 to reflect the amount ultimately paid.

In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft, with deliveries scheduled to begin in September 2008. In conjunction with this purchase agreement, Mesa had $6.5 million on deposit with Bombardier Regional Aircraft Agreement ("BRAD") that was included in lease and equipment deposits at June 30, 2008. The remaining deposits are expected to be returned upon completion of permanent financing on each of the ten aircraft.

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

In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison ("Rolls- Royce") for its Embraer ("ERJ") aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

In connection with a Master Purchase Agreement between the Company and Bombardier, Inc. ("Bombardier") certain payments totaling $18.7 million are required to be repaid to Bombardier during the six years ending fiscal 2014.

On January 9, 2007, Aloha Airlines filed suit against the Company in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act and alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy. The case is in the early stages of discovery and a trial date has been scheduled for April 2009.

On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia (the "Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules. The outcome of Delta's motion will determine the timing of subsequent deadlines.

Prior to the Court's ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court's ruling. Following the court's ruling, the Company and Delta reached an interim financial understanding (subject to the mutual reservation of rights) in which Delta will reimburse the Company for certain costs (such as lease payments, insurance, maintenance, pilots/flight attendants wage minimums and a normal profit)and the majority of the ERJ-145 aircraft will remain out of service until October 2008.

On May 12, 2008 the Company and a code share partner executed an Amendment to the Code Share Agreement which resolved certain commercial issues between the parties. As a result of the amendment, the Company recorded a charge of approximately $3.0 million dollars during the quarter which is included in operating expenses in the condensed consolidated statement of operations. In accordance with the Amendment, Mesa entered into a deferred payment plan. Under this deferred payment plan if Mesa fails to make any of the payments the code share partner may reduce certain aircraft in operation.

On May 12, 2008, the Company reached a settlement agreement with MAIR Holdings, Inc., the parent company of Big Sky Airlines ("Big Sky"), in relation to the early return of ten (10) Beechcraft 1900D aircraft leased to Big Sky following Big Sky's announcement that it was ceasing operations and liquidating its assets. Pursuant to the settlement agreement, Mesa received $1.5 million from Big Sky and has retained Big Sky's security deposits and special supplemental rent. The net gain on this settlement of approximately $2.1 million is recorded in other income/(expense) in the condensed consolidated statement of operations.

On May 16, 2008, the Company sold fourteen (14) of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively "Raytheon") pursuant to an agreement reached between the parties regarding such planes. The Company sold the aircraft "as is," made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million which is recorded in extinguishment of debt in the condensed consolidated statement of operations. Pursuant to the agreement Raytheon has reserved the right to rescind the agreement should certain events occur. The Company believes that the occurrence of the events which would trigger such action by Raytheon are remote.

On August 6, 2008, Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts totaling approximately $4.5 million related to the memorandum of understanding. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta does not have a legal basis upon which to retain continued unauthorized possession of the engines. Mesa's action filed in the United States District Court seeks the immediate return of all engines currently in Delta's possession and/or control. Failure to secure possession of these engines could have a material adverse impact on continuing operations in the event the Company is unable to obtain suitable replacements in a timely manner. An adverse ruling could likewise result in a material negative impact of our financial condition or results of operations. The Company believes it is not obligated to make the disputed payment. In the event the disputed payment is found to be required, the Company will incur additional maintenance expenses.

The Company is also currently involved in a dispute with another vendor in connection with an engine maintenance agreement regarding approximately $1.8 million in unauthorized repairs performed by the vendor. The Company believes it is not obligated to make this disputed payment. In the event the payment is found to be required, the Company will incur additional maintenance expenses.

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

15. Subsequent Events

In July 2008, Mesa and GE Engine Services, Inc. ("GE") terminated their Agreement for Maintenance Cost Management Program dated January 15, 1997 and Amendment No. 1 dated December 31, 2002 (collectively, the "MCMP Agreement"). The MCMP Agreement was for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines (i.e. CRJ-200 aircraft engines).

In consideration for the termination of the MCMP Agreement, Mesa agreed to pay GE $6 milliom for past due receivables and executed a four-year non-negotiable promissory note (principal and interest due monthly) with GE for the principal sum of approximately $22 million ("the Note"). The Note was executed in part, in connection with the termination of the MCMP Agreement, and in part for other past due amounts for services rendered to Mesa by GE. The Note was executed to document the payment obligations owed to GE by Mesa under the MCMP Agreement through the scheduled termination date, and does not, in any respect, evidence an obligation independent from or in addition to the obligations under the MCMP Agreement. As a result of this transaction the Company expects to record a charge of $8.0 million in the fourth quarter. As a result of this agreement the company has classified $5.8 million in obligations as current and $9.4 million as long term at June 30, 2008.

Mesa entered into an agreement with an effective date of June 30, 2008, with GE for the maintenance, repair, and overhaul of Mesa's CF34-3 (CRJ-200/100) engines ("New Agreement"). The New Agreement is an exclusive 5-year agreement with respect to the maintenance, repair and overhaul of said engines.

On August 5, 2008, Mesa Air Group, Inc. (the "Company" or "Mesa") issued a press release announcing that on August 1, 2008, Delta Air Lines, Inc. ("Delta") notified the Company of its election to immediately terminate the Delta Connection Agreement among Delta, the Company, and Mesa's wholly-owned subsidiary, Freedom Airlines, Inc. ("Freedom"), dated as of March 13, 2007 (as thereafter amended, the "CRJ-900 Connection Agreement"). The notice states that Delta is terminating the CRJ-900 Connection Agreement as a result of Freedom's alleged failure to maintain a specified on-time arrival rate with respect to its CRJ-900 Delta Connection Flights during each of the four months of March, April, May, and June 2008, as well as Freedom's alleged failure, during the months of March, April, and June 2008 to maintain a specified completion rate. The notice issued by Delta is accompanied by a proposed temporary agreement pursuant to which Freedom would continue to provide CRJ-900 Delta Connection services while the parties discuss the terms of a transition agreement.

As of August 2008, the Company operated seven (7) CRJ-900 aircraft for Delta ("the Aircraft") pursuant to the CRJ-900 Connection Agreement. The Company subleases the Aircraft from Delta for $1 per month per aircraft. Under the terms of the CRJ-900 Connection Agreement, in exchange for performing the flight services and our other obligations under such agreement, the Company receives from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes. The CRJ-900 Connection Agreement contributed 4% and 2.6% to the Company's revenue for the three months and nine months ended June 30, 2008, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to the consumer; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa's code-sharing relationships; the inability of Delta Air Lines, US Airways or United Airlines to pay their obligations under their respective code-share agreements; an increase in competition along the routes Mesa operates or plans to operate; material delays in completion by the manufacturer of the ordered and yet-to-be delivered aircraft; availability and cost of funds for financing new aircraft; changes in general economic conditions; changes in fuel price; changes in regional economic conditions; Mesa's relationship with employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our new Hawaiian airline service profitably; unfavorable resolution of legal proceedings involving Delta Air Lines regarding their right to terminate our code share agreement with respect to our ERJ-145 Delta Connection flights; unfavorable resolution of legal proceedings involving Aloha Airlines regarding our Hawaiian operation; unfavorable resolution of negotiations with municipalities for the leasing of facilities; and risks associated with the outcome of litigation. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

All references to "we," "our," "us," or "Mesa" refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the periods presented. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Form 10-Q.

Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the Essential Air Service ("EAS") markets that it serves, and exited all EAS market on or before June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying condensed consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

Executive Overview

The third quarter of fiscal 2008 marked a number of milestones and challenges for us.

  Mesa won a preliminary injunction in the Federal Court in Atlanta enjoining Delta Air Lines from terminating Freedom Airline's ERJ-145 contract.
  The Company placed two additional 76-seat CRJ-900 regional jet into service at Freedom Airlines, bringing the total to seven flying for Delta as Delta Connection.
  On May 16, 2008, Mesa Air Group sold 14 of its 34 Beechcraft 1900D's to Raytheon Aircraft Credit Corporation pursuant to an agreement made between the two entities. The transaction resulted in a net gain of $5.8 million for the Company.
  Air Midwest ceased operating in all markets at the end of the quarter. This was consistent with an announcement made in fiscal 2007 of the Company's intent to do so.

Recent Developments

The following material events occurred following the completion of our third fiscal quarter.

  In July 2008, the Company and GE Engine Services, Inc. ("GE") terminated their Agreement for Maintenance Cost Management Program dated January 15, 1997 and Amendment No. 1 dated December 31, 2002 (collectively, the "MCMP Agreement"). The MCMP Agreement was for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines (i.e. CRJ-200 aircraft engines). As a result of this the Company expects to record a $8.0 million charge in the fourth quarter and restructured certain balances due as of June 30, 2008.

  On August 1, 2008, Delta Air Lines, Inc. ("Delta") notified the Company of its election to immediately terminate the Delta Connection Agreement among Delta, the Company, and Mesa's wholly-owned subsidiary, Freedom Airlines, Inc. ("Freedom"), dated as of March 13, 2007 (as thereafter amended, the "CRJ-900 Connection Agreement"). The notice states that Delta is terminating the CRJ-900 Connection Agreement as a result of Freedom's alleged failure to maintain a specified on-time arrival rate with respect to its CRJ-900 Delta Connection Flights during each of the four months of March, April, May, and June 2008, as well as Freedom's alleged failure, during the months of March, April, and June 2008 to maintain a specified completion rate. The notice issued by Delta is accompanied by a proposed temporary agreement pursuant to which Freedom would continue to provide CRJ-900 Delta Connection services while the parties discuss the terms of a transition agreement. As of August 2008, the Company operated seven (7) CRJ-900 aircraft for Delta ("the Aircraft") pursuant to the CRJ-900 Connection Agreement. The Company subleases the Aircraft from Delta for $1 per month per aircraft. Under the terms of the CRJ-900 Connection Agreement, in exchange for performing the flight services and our other obligations under such agreement, the Company receives from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes.

Fleet

Aircraft in Operation at June 30, 2008:

Type of Aircraft	Operating on June 30, 2008
CRJ-200/100 Regional Jet	46
CRJ-700 Regional Jet	20
CRJ-900 Regional Jet	45
Embraer 145 Regional Jet	34
Dash-8	16
Total	161

Summary of Financial Results

The Company recorded consolidated net income from continuing operations of $1.8 million in the third quarter of fiscal 2008, representing diluted income per share from continuing operations of $0.07. This compares to a consolidated net income from continuing operations of $4.4 million or $0.13 per diluted share in the third quarter of fiscal 2007.

Approximately 96.9% of our passenger revenue in the third quarter of fiscal 2008 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the third quarter of fiscal 2008, approximately 94.5% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements.

The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):

OPERATING DATA
	Operating Data		Operating Data
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Passengers	3,461,067	4,286,136	10,314,737	12,044,813
Available seat miles ("ASM") (000's)	2,032,769	2,280,883	6,137,096	6,800,902
Revenue passenger miles (000's)	1,564,790	1,824,980	4,544,107	5,176,698
Load factor	77.0%	80.0%	74.0%	76.1%
Yield per revenue passenger mile (cents)	0.23	0.19	0.22	0.19
Revenue per ASM (cents)	0.17	0.15	0.16	0.14
Operating cost per ASM (cents)	0.18	0.14	0.16	0.14
Average stage length (miles)	402.6	387.8	400.4	391.3
Number of operating aircraft in fleet	161	199	161	199
Gallons of fuel consumed	39,186,545	50,724,944	120,628,063	157,307,916
Block hours flown	120,424	142,885	369,800	429,653
Departures	78,448	96,784	241,605	287,638

CONSOLIDATED FINANCIAL DATA
	Three Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2008
	Costs per ASM (cents)	% of Total Revenues	Costs per ASM (cents)	% of Total Revenues
Flight operations	$ 4.45	25.6%	$ 4.45	27.3%
Fuel	$ 7.34	42.2%	$ 6.25	38.4%
Maintenance	$ 2.87	16.5%	$ 3.21	19.7%
Aircraft and traffic servicing	$ 1.01	5.8%	$ 0.99	6.0%
Promotion and sales	$ 0.08	0.5%	$ 0.06	0.3%
General and administrative	$ 1.34	7.7%	$ 1.03	6.3%
Depreciation and amortization	$ 0.47	2.7%	$ 0.47	2.9%
Total operating expenses	$ 17.57	100.9%	$ 15.91	97.5%
Interest expense	$ (0.39)	-2.3%	$ (0.45)	-2.7%
Interest income	$ 0.06	0.3%	$ 0.09	0.6%
Gain on extinguishment of debt	$ 0.36	2.1%	$ 0.24	1.5%
Loss from equity method investment	$ 0.06	0.4%	$ (0.00)	0.0%
Other income (expense)	$ 0.21	1.2%	$ 0.17	1.0%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

Segment Data

Three Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$ 338,394	$ 15,620	$ 51,247	$ (51,347)	$ 353,914
Total operating expenses	325,335	23,044	53,045	(44,351)	357,073
Operating income (loss)	$ 13,059	$ (7,424)	$ (1,798)	$ (6,996)	$ (3,159)

Three Months Ended	Mesa/
June 30, 2007 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$ 335,608	$ 6,213	$ 74,354	$ (75,802)	$ 340,373
Total operating expenses	318,655	9,933	63,609	(65,437)	326,760
Operating income (loss)	$ 16,953	$ (3,720)	$ 10,745	$ (10,365)	$ 13,613

Nine Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$ 972,168	$ 28,972	$ 157,665	$ (157,970)	$ 1,000,835
Total operating expenses	950,235	51,279	111,462	(136,735)	976,241
Operating income (loss)	$ 21,933	$ (22,307)	$ 46,203	$ (21,235)	$ 24,594

Nine Months Ended	Mesa/
June, 2007 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$ 955,936	$ 18,498	$ 196,338	$ (200,552)	$ 970,220
Total operating expenses	936,794	28,021	168,828	(173,367)	960,276
Operating income (loss)	$ 19,142	$ (9,523)	$ 27,510	$ (27,185)	$ 9,944

RESULTS OF CONTINUING OPERATIONS

Quarter Ended June 30, 2008 Versus the Quarter Ended June 30, 2007

Operating Revenues

In the quarter ended June 30, 2008, net operating revenue increased $13.5 million, or 4.0%, to $353.9 million from $340.4 million for the quarter ended June 30, 2007. Contract revenue increased $3.6 million, or 1.1%, driven primarily by increased fuel rates. This increase was partially offset by the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $8.2 million of revenue in the quarter ended June 30, 2007. Operating revenues for go! increased $9.2 million as a result of a 46.4% increase in passengers and a 69.0% increase in average fares. Freight and other revenue increased by approximately $0.7 million primarily due to sublease income from our Chinese joint venture.

Operating Expenses

Flight Operations

In the quarter ended June 30, 2008, flight operations expense decreased $5.2 million, or 5.4%, to $90.5 million from $95.8 million for the quarter ended June 30, 2007. On an ASM basis, flight operations expense increased 6.1% to 4.5 cents per ASM in the quarter ended June 30, 2008 from 4.2 cents per ASM in the quarter ended June 30, 2007. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM's decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by a $4.4 million decrease in wages and employee related expenses. Additionally, there was a net $2.0 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft in operation year-over-year as well as a shift of aircraft types within our fleet.

Fuel

In the quarter ended June 30, 2008, fuel expense increased by $32.6 million or 28.0%, to $149.2 million from $116.6 million for the quarter ended June 30, 2007. On an ASM basis, fuel expense increased 43.6% to 7.3 cents per ASM in the quarter ended June 30, 2008 from 5.1 cents per ASM in the quarter ended June 30, 2007. Average fuel cost per gallon increased $1.48, to an average of $3.78 per gallon for the quarter ended June 30, 2008 from an average of $2.30 per gallon for the quarter ended June 30, 2007. The cost per gallon increase resulted in a $58.5 million unfavorable price variance, of which $3.8 million related to go!. The unfavorable price variance was partially offset by a decrease in the gallons of fuel purchased in the quarter ended June 30, 2008, which resulted in a $25.9 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines at eight (including 2 large) stations. In the quarter ended June 30, 2008, approximately 94.5% of our fuel costs were reimbursed by our code-share partners.

In most cases under our code-share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at eight of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these eight United stations.

Maintenance

In the quarter ended June 30, 2008, maintenance expense decreased $6.1 million, or 9.5%, to $58.3 million from $64.4 million for the quarter ended June 30, 2007. On an ASM basis, maintenance expense increased 1.5% to 2.9 cents per ASM in the quarter ended June 30, 2008 from 2.8 cents per ASM in the quarter ended June 30, 2007. The decrease in maintenance is primarily due to a $6.6 million decrease in component repairs associated with new component contracts. Engine maintenance decreased $0.7 million, of which $0.3 million is due to a decrease in ERJ maintenance, offset by, a $2.4 million increase for go! engines. Component contracts increased $3.5 million reflecting new contract cost of $2.2 million for wheels, brakes, and tires, $0.6 million for a landing gear contract, and $0.7 million for a power by the hour rate increase. Heavy maintenance expense increased $1.6 million, which includes a $1.3 million vendor credit reduction, a damage repair insurance claim of $2.3 million, base maintenance decrease of $0.9 million, and ERJ c-check decrease of $1.0 million. Expendable cost decreased $1.7 million, due to $1.1 million in CRJ-700 warranty claims, discontinued Delta Dash-8 operations of $0.2 million, and a reduction in ERJ utilization of $0.4 million. Freight expense decreased $0.8 million (freight paid by vendors under new contracts, whereas the company previously paid freight). Initiatives put in place to reduce freight cost include the use of two and three day compared to overnight and negotiating better contract rates. Wages and overtime expense decreased $0.7 million due to a reduction in headcount and tighter controls put in place for overtime approval. Administrative cost decreased $0.4 million and common materials decreased $0.1 million.

Aircraft and Traffic Servicing

In the quarter ended June 30, 2008, aircraft and traffic servicing expense decreased by $0.3 million, or 1.3%, to $20.6 million from $20.9 million for the quarter ended June 30, 2007. On an ASM basis, aircraft and traffic servicing expense increased 10.7% to 1.0 cent per ASM in the quarter ended June 30, 2008 from 0.9 cents per ASM in the quarter ended June 30, 2007. This decrease is related to a $2.2 million decrease from our code-share operations, offset by an increase of $1.9 million related to our go! operations.

Promotion and Sales

In the quarter ended June 30, 2008, promotion and sales expense increased by $0.5 million, or 46.1%, to $1.7 million from $1.2 million for the quarter ended June 30, 2007. The increase is primarily due to an increase in credit card and booking fees. This increase was driven by an increase in passengers, due to additional capacity, Aloha Airlines passengers, and seasonal demand. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the quarter ended June 30, 2008, general and administrative expense increased $11.5 million, or 73.8%, to $27.2 million from $15.7 million for the quarter ended June 30, 2007. The increase in general and administrative expense is primarily due to a $5.6 million increase in legal and consulting fees attributable to litigation involving go!. There was a $3.8 million increase in flight completion factor penalties involving our code-share partners, a $1.2 million increase in bad debt, and a $0.4 million increase in employee related expenses primarily related to non-revenue pass travel fees. In addition, workers compensation expenses increased by $2.2 million compared to the quarter ended June 30, 2007. These increases were partially offset by a $0.9 million decrease in employee bonuses, a $0.6 million decrease in passenger liability insurance premiums, and a $0.5 million decrease in property tax.

Depreciation and Amortization

In the quarter ended June 30, 2008, depreciation and amortization expense decreased $0.2 million, or 2.5%, to $9.5 million from $9.8 million for the quarter ended June 30, 2007. Although expenses associated with aircraft enhancements and information systems increased, they were largely offset by the cessation of depreciation on fully depreciated equipment.

Bankruptcy and Vendor Settlements

In the quarter ended June 30, 2008, there was no activity related to bankruptcy settlements. In the quarter ended June 30, 2007, the Company received approximately 7,000 shares of US Airways common stock as part of the Company's bankruptcy claim against Pre-Merger US Airways. The Company sold these shares for $0.3 million. Also in the quarter ended June 30, 2007, we recognized approximately $2.9 million in expense for an AAR component repair contract settlement.

Impairments

During the quarter ended June 30, 2008 the company recorded $1.3 million dollar impairment of its equity investment in Kunpeng which is included in gain (loss) on equity method investments in the condensed consolidated statement of operations. During the quarter ended June 30, 2007 there were no impairments.

Interest Expense

In the quarter ended June 30, 2008, interest expense decreased $2.5 million, or 23.5%, to $8.0 million from $10.5 million for the quarter ended June 30, 2007. This decrease is largely attributable to lower aircraft interest rates and fewer aircraft in the fleet, which significantly reduced the total aircraft interest.

Interest Income

In the quarter ended June 30, 2008, interest income decreased $1.9 million, or 62.4%, to $1.1 million from $3.0 million for the quarter ended June 30, 2007. The decrease in the Company's interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash and marketable securities. At June 30, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $60.1 million, which was $149.8 million less than the $209.9 million balance at June 30, 2007.

Gain on Extinguishment of Debt

In the quarter ended June 30, 2008, the company recognized gains of $7.3 million related to the early retirement of certain senior convertible notes due in June 2023 (approximately $1.5 million) and the sale of 14 Beechcraft 1900D aircraft to Raytheon and the retirement of the associated debt on these aircraft resulting in a gain of approximately $5.8 million.

Gain (Loss) from Equity Method Investments

In the quarter ended June 30, 2008, gain from equity method investments increased $1 million, to a gain of $1.3 million from $0.3 million for the quarter ended June 30, 2007. The increase in gains is primarily due to recognizing a greater profit for our share of our investment in a closely held airline related business in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.

This positive variance was partially offset by the recognition of our share of losses on our investment in Kunpeng Airlines and the write down of our investment in Kunpeng in the quarter ended June 30, 2008 of $1.3 million.

Other Income (Expense)

In the quarter ended June 30, 2008, other income increased $4.4 million to income of $4.3 million from an expense of $0.1 million for the quarter ended June 30, 2007. The increase is primarily due a $2.1 million gain from the termination of our sublease agreement with Big Sky, and net realized gains from the sales of marketable securities of $1.9 million and other gains of $0.3 million.

Income Taxes

In the quarter ended June 30, 2008, our effective tax rate increased to 36.1% from 31.0% for the quarter ended June 30, 2007. The increase in our effective tax rate is primarily due to the rate impact of current state taxes for stand-alone subsidiary filings in certain jurisdictions.

Nine Months Ended June 30, 2008 Versus the Nine Months Ended June 30, 2007

Operating Revenues

In the nine months ended June 30, 2008, net operating revenue increased $30.6 million, or 3.2%, to 1.0 billion from $970.2 million for the nine months ended June 30, 2007. Contract revenue decreased $7.6 million or 0.8%, driven primarily by the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $26.4 million of revenue in the nine months ended June 30, 2007. Operating revenues for go! increased $10.5 million, or 56.6%, due primarily to a 40.7% increase in average fares. Freight and other revenue increased primarily due to sublease income from our Chinese joint venture. Net operating revenue in the nine months ended June 30, 2007 was negatively impacted by a $25.3 million charge for impairment of contract incentives.

Operating Expenses

Flight Operations

In the nine months ended June 30, 2008, flight operations expense decreased $13.1 million, or 4.6%, to $273.3 million from $286.5 million for the nine months ended June 30, 2007. On an ASM basis, flight operations expense increased 5.7% to 4.5 cents per ASM in the nine months ended June 30, 2008 from 4.2 cents per ASM in the nine months ended June 30, 2007. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM's decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by an $8.8 million decrease in employee related expenses. Additionally, there was a net $5.9 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft in operation year-over-year as well as a shift of aircraft types within our fleet.

Fuel

In the nine months ended June 30, 2008, fuel expense increased by $52.1 million, or 15.7%, to $383.9 million from $331.8 million for the nine months ended June 30, 2007. On an ASM basis, fuel expense increased 28.2% to 6.3 cents per ASM in the nine months ended June 30, 2008 from 4.9 cents per ASM in the nine months ended June 30, 2007. Average fuel cost per gallon increased $1.06 to an average of $3.16 for the nine months ended June 30, 2008 from an average of $2.10 per gallon for the nine months ended June 30, 2007. The cost per gallon increase resulted in a $128.2 million unfavorable price variance, of which $6.4 million was related to go!. The majority of the unfavorable price variance was offset by a decrease in the gallons of fuel purchased in the nine months ended June 30, 2008, which resulted in a $76.2 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines at eight (including two large) stations. In the nine months ended June 30, 2008, approximately 95.8% of our fuel costs were reimbursed by our code-share partners.

In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at eight of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these eight United stations.

Maintenance

In the nine months ended June 30, 2008, maintenance expense increased $10.2 million, or 5.5%, to $197.2 million from $187.0 million for the nine months ended June 30, 2007. On an ASM basis, maintenance expense increased 16.9% to 3.2 cents per ASM in the nine months ended June 30, 2008 from 2.7 cents per ASM in the nine months ended June 30, 2007. The increase in maintenance expense is primarily due to a $26.0 million increase in engine maintenance, of which $15.6 million is related to power by the hour maintenance contracts, a $7.1 million increase for go! and the China joint venture engine repair, and a $5.8 million increase in maintenance associated with lease returns. These increases were partially offset by, a $2.2 million decrease in on-wing support, and a $6.4 million decrease in airframe maintenance in the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. Routine maintenance decreased $4.1 million, and heavy maintenance decreased $2.3 million due to lower c-check and paint volume. Component repair decreased $12.8 million, due to new contracts, and is offset with an increase of $10.8 million in component contracts. Expendable cost decreased $2.1 million due to, $0.9 million in CRJ-700 and CRJ-900 warranty credits, a $0.5 million decrease due to discontinued Delta Dash-8 operations, and a $0.8 million decrease for a reduction in ERJ flying. Freight decreased $2.2 million, due to favorable contract terms, new contract pricing, and a shift in usage from overnight to two day and three day shipping. Conformity revenue increased $1.4 million. Overtime decreased $1.0 million, due to tighter controls. Administrative costs decreased $0.6 million, due to new spending and approval procedures.

Aircraft and Traffic Servicing

In the nine months ended June 30, 2008, aircraft and traffic servicing expense decreased by $1.1 million, or 1.9%, to $60.5 million from $61.7 million for the nine months ended June 30, 2007. On an ASM basis, aircraft and traffic servicing expense increased 8.8% to 1.0 cent per ASM in the nine months ended June 30, 2008 from 0.9 cents per ASM in the nine months ended June 30, 2007. This decrease is related to a $3.4 million decrease from our code-share operations, offset by an increase of $2.3M million related to our go! operations.

Promotion and Sales

In the nine months ended June 30, 2008, promotion and sales expense increased by $0.5 million, or 15.5%, to $3.4 million from $3.0 million for the nine months ended June 30, 2007. The increase is primarily due to an increase in credit card and booking fees; driven by an increase in passengers. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the nine months ended June 30, 2008, general and administrative expense increased $15.5 million, or 32.4%, to $63.2 million from $47.7 million for the nine months ended June 30, 2007. The increase in general and administrative expense is primarily due to a $6.6 million increase in legal fees and a $1.8 million increase in consulting fees attributable to litigation involving go!. There was a $3.8 million increase in flight completion factor penalties involving our code-share partners, and a $0.9 million increase in employee related expenses primarily related to non-revenue pass travel fees. In addition, workers compensation expenses increased by $2.0 million, wages increased by $1.1 million, bad debt increased by $2.5 million, and office rent increased by $0.4 million compared to the quarter ended June 30, 2007. These increases were partially offset by a $3.6 million decrease in other benefits.

Depreciation and Amortization

In the nine months ended June 30, 2008, depreciation and amortization decreased $1.0 million, or 3.5%, to $28.9 million from $29.9 million for the nine months ended June 30, 2007. The decrease was primarily due to the cessation of depreciation on fully depreciated assets exceeding additional depreciation associated with capital expenditures.

Settlement of Lawsuit

On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a confidentiality agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian's cost of litigation, reasonable attorneys' fees and interest. The Company filed a notice of appeal to this ruling in November 2007 and posted a $90.0 million bond pending the outcome of this litigation. As a result, the Company recorded $86.9 million as a charge to the statement of operations in the fourth quarter of fiscal 2007. On April 29, 2008 the Company reached a settlement with Hawaiian

Airlines. While admitting no fault, the Company agreed to pay $52.5 million to Hawaiian Airlines. As a result of the settlement, the Company recorded a $34.1 million credit to the statement of operations in the second quarter of fiscal 2008. The $34.1 million credit net of $0.3 million in fees incurred related to the bond.

Bankruptcy and Vendor Settlements

In the nine months ended June 30, 2008, there was immaterial activity related to bankruptcy settlements. In the nine months ended June 30, 2007, the Company received approximately 48,000 shares of US Airways common stock as part of our bankruptcy claim against Pre- Merger US Airways. The Company sold these shares for approximately $2.4 million. In the quarter ended June 30, 2007, we recognized approximately $2.9 million in expense for an AAR component repair contract settlement.

Impairments

For the nine months ended June 30, 2008 the Company has recorded impairments of approximately $11.1 million, which includes $9.1 million included in discontinued operations and $2.1 million in gain (loss) from equity method investments. For the nine months ended June 30, 2007 the Company recorded impairment charges of $37.7 million. Approximately $25.3 million is related to the unamortized balance of a contract incentive, and $12.4 million is related to impaired leasehold improvements on certain aircraft.

Interest Expense

In the nine months ended June 30, 2008, interest expense decreased $1.6 million, or 5.5%, to $27.4 million from $29.0 million for the nine months ended June 30, 2007. This decrease in the Company's interest expense is largely due to a significant drop in interest rates to 5.0% on June 30, 2008 from 8.25% on June 30, 2007. Additionally, there was less aircraft interest in 2008 due to a reduction in our fleet size.

Interest Income

In the nine months ended June 30, 2008, interest income decreased $5.8 million, or 50.6%, to $5.6 million from $11.4 million for the nine months ended June 30, 2007. The decrease in the Company's interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash, and marketable securities. At June 30, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $60.1 million, which was $149.8 million less than the $209.9 million balance at June 30, 2007.

Gain on Extinguishment of Debt

In the nine months ended June 30, 2008 the Company recognized gains on the extinguishment of debt of $14.7 million. During the quarter ended March 31, 2008 the company purchased certain senior convertible notes due in February 2024 at a substantial discount and recorded a gain of approximately $7.4 million. In the quarter ended June 30, 2008, the company recognized gains of $7.3 million related to the early retirement of certain senior convertible notes due in June 2023 (approximately $1.5 million) and the sale of 14 Beechcraft 1900D aircraft to Raytheon and the retirement of the associated debt on these aircraft resulting in a gain of approximately $5.8 million.

Gain (Loss) from Equity Method Investments

In the nine months ended June 30, 2008, loss from equity method investments decreased $3.0 million, to a loss of $0.3 million from a loss of $3.3 million for the nine months ended June 30, 2007. The decrease in losses is primarily due to recognizing a profit for our share of our investment in a closely held airline related business in the nine months ended June 30, 2008; while in the nine months ended June 30, 2007 we recognized a loss on such investment. This positive variance was partially offset by a write-down of $0.8 million related to our investment in a closely held emerging markets payment processing related business due to the improbability of recovering our investment. In addition, the positive variance was also partially offset by the recognition of our share of losses on our investment in Kunpeng Airlines in the nine months ended June 30, 2008, and the write down of our investment of Kunpeng during the third quarter of 2008 of $1.3 million.

Other Income (Expense)

In the nine months ended June 30, 2008, other income (expense) increased $15.0 million to income of $10.5 million from an expense of $4.5 million for the nine months ended June 30, 2007. The increase is primarily due to an $8.9 million increase on realized gains on sales of investment securities, and a $3.7 million decrease in unrealized losses. A $2.1 million gain on the termination of our sublease with Big Sky, and other gains of $0.5.

Income Taxes

In the nine months ended June 30, 2008, our effective tax rate increased to 40.5% from 39.2% for the nine months ended June 30, 2007. The increase in our effective tax rate is primarily due to the rate impact of current state taxes for stand-alone subsidiary filings in certain jurisdictions.

RESULTS OF DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain of Air Midwest's assets. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. As of June 30, 2008 the Company has exited all remaining markets, including EAS. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations. All assets and liabilities associated with discontinued operations were reclassified to the balance sheet captions "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively.

Net loss from discontinued operations for the quarter ended June 30, 2008 was $5.6 million, compared to a loss from discontinued operations of $1.8 million for the quarter ended June 30, 2007. Net loss from discontinued operations was $15.1 million for the nine months ended June 30, 2008 as compared to a net loss of $4.0 million for the nine months ended June 30, 2007. The increase in net losses from discontinued operations for the comparative year over year periods is primarily attributable to a pre-tax impairment charge of $9.1 million related to the Beechcraft 1900D aircraft operated by Air Midwest (see discussion below), recorded during the second quarter of 2008 and a pre-tax loss of $8.6 million recorded in the third quarter of 2008. The third quarter pre-tax loss consists of approximately $3.0 million from the early termination of a maintenance contract, $2.5 million from the write down and sale of inventory, $0.6 for severance costs and approximately $2.5 million from operations.

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations.

On May 16, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft during the second quarter, the Company concluded that the fair value of the remaining 20 aircraft was less then the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At June 30, 2008, we had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash) of $60.1 million (including $13.4 million of restricted cash), compared to $208.6 million (including $12.2 million of restricted cash) at September 30, 2007. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.

Sources of cash included $48.1 million provided from operations, due primarily to $123.8 million in net proceeds from the sale of marketable securities classified as trading securities, partially offset by other changes in assets and liabilities. Additional sources of cash include proceeds from the receipt of deferred credits of $4.0 million.

Uses of cash included principal payments on short-term and long term debt of $64.0 million, capital expenditures of $13.1 million related to delivery of new aircraft and the related provisioning of rotable inventory and the purchase of $6.8 million of the Company's outstanding common stock.

As of June 30, 2008, we had net receivables of approximately $59.7 million, compared to net receivables of approximately $49.4 million as of September 30, 2007. The amounts due consist primarily of receivables from our code-share partners, Federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 35.9% of total gross accounts receivable at June 30, 2008.

Recent Developments Affecting Our Liquidity

On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 (the "Put") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these agreements, holders holding approximately $77.8 million in aggregate face amount of the Notes (representing approximately 82% of the aggregate face amount of Note outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate face amount of Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased Notes is approximately $6.0 million including accrued and unpaid interest which was paid on May 22, 2008. In consideration for such forbearance agreement, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

In the event that the holders of the Company's senior convertible notes due February 2024 exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay up to $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof, subject to compliance with applicable NASDAQ shareholder approval requirements with respect to the issuance of shares of common stock in excess of 20% of the Company's then outstanding capital stock.

On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008.

Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company intends to respond to Delta's motion and Notice of Appeal in accordance with the applicable rules. The outcome of Delta's motion will determine the timing of subsequent deadlines.

Prior to the Court's ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court's ruling. Following the court's ruling, the Company and Delta reached an interim financial understanding (subject to the mutual reservation of rights) in which Delta will reimburse the Company for certain fixed and variable costs, as well as an agreed upon profit component and the majority of the ERJ-145 aircraft will remain out of service until October 2008.

While the Company's cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company's future cash flow from operations and available capital will be negatively impacted by (i) our ability to secure more flexible credit terms from certain of the Company's other key vendors; (ii) reduced cash payments from our code-share partners related to disputed items under our agreements; (iii) the $23.2 million in aggregate remaining principal amount of senior convertible notes due 2023, which the Company may be required to repurchase on January 31, 2009 in accordance with the forbearance agreements described above; (iv) the $77.8 million in aggregate principal amount of senior convertible notes due 2024, which the Company may be required to repurchase on February 10, 2009; (v) the Company's ability to restructure certain of its aircraft lease obligations and key vendor obligations, and (vi) the results of the Company's ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors, the Delta litigation, or the 2023 and/or 2024 notes could give rise to covenant and payment defaults under the terms of the Company's material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company's operations and ability to operate as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of the types described in the categories set forth the Company's annual report on Form 10-K for the fiscal year ended September 30, 2007.

Contractual Obligations

There were no significant changes to the cash obligations as set forth in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2007, except as set forth below:

Holders of our Senior Convertible Notes due 2023 (the "2023 Notes") had the right to require the Company to repurchase their 2023 Notes on June 16, 2008 (the "Put Right") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the 2023 Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof. On or about May 20, 2008, the Company entered into agreements with holders representing 82% of the Notes outstanding pursuant to which such Holders agreed to defer their Put Right with respect to 75% of their Notes until January 31, 2009 (the "Deferring Noteholders").

The Company has preserved the right to satisfy these future payment obligations in cash, common stock, or a combination thereof. If we elect to issue additional shares of common stock to meet this purchase obligation, this issuance would result in substantial dilution to existing stockholders.

In exchange for the Deferring Noteholders' agreements, the Company purchased 25% of their Notes for 75% of the Put Price (i.e. the Company paid $.75(397.27) or $297.95 per $1,000 note; approximately $5.8 million in aggregate). The Company also agreed to issue the Deferring Noteholders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of 2023 Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, will contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

On May 16, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively "Raytheon") pursuant to an agreement reached between the parties regarding such aircraft. The Company sold the aircraft "as is", made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million which is recorded in gain on extinguishment of debt in the condensed consolidated statement of operations for the quarter ended June 30, 2008. Pursuant to the terms of the agreement Raytheon has reserved the right to rescind the agreement should certain events occur. The Company believes that the occurrence of the events which would trigger such action by Raytheon are remote.

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

In adopting Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective October 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

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

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2008:

	Number of Aircraft
Type of Aircraft	Owned	Leased	Total	Operating on June 30, 2008	Passenger Capacity
CRJ-200/100 Regional Jet (A)	2	52	54	46	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	31	45	45	86/76
Embraer 145 Regional Jet (B)	0	36	36	34	50
Beechcraft 1900D (C)	20	0	20	0	19
Dash 8	0	16	16	16	37
Total	44	147	191	161

(A) Five aircraft sub- leased to Kunpeng Airlines
(B) Two aircraft sub-leased to Trans States Airlines.
(C) These aircraft are associated with Air Midwest and are included within assets of discontinued operations.

____________

Fleet Plans

CRJ Program

As of June 30, 2008, we operated 111 Canadair Regional Jets (46 CRJ-200/100, 20 CRJ-700 and 45 CRJ-900s).

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2007, we had taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900's (which can be converted to CRJ-700's) was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft; deliveries scheduled to begin in September 2008. The Company has not made required deposit payments in connection with the agreement to purchase new CRJ-700 NextGen aircraft and is currently in discussion with Bombardier on delivery and financing options for these aircraft.

In September 2007, we took delivery of one CRJ-900 aircraft, on lease from Delta, in connection with the CRJ-900 Delta code-share agreement. During the quarter ended June 30, 2008, we took delivery of 2 more CRJ-900 aircraft, also on lease from Delta. The CRJ-900 aircraft acquired from Delta for a nominal ($1.00 per month) amount. As a result, our revenue and expenses attributable to flying the CRJ-900's will be substantially less than if we provided the aircraft.

On August 1, 2008, Delta Air Lines, Inc. ("Delta") notified the Company of its election to immediately terminate the Delta Connection Agreement among Delta, the Company, and Mesa's wholly-owned subsidiary, Freedom Airlines, Inc. ("Freedom"), dated as of March 13, 2007 (as thereafter amended, the "CRJ-900 Connection Agreement"). The notice states that Delta is terminating the CRJ-900 Connection Agreement as a result of Freedom's alleged failure to maintain a specified on-time arrival rate with respect to its CRJ-900 Delta Connection Flights during each of the four months of March, April, May, and June 2008, as well as Freedom's alleged failure, during the months of March, April, and June 2008 to maintain a specified completion rate. The notice issued by Delta is accompanied by a proposed temporary agreement pursuant to which Freedom would continue to provide CRJ-900 Delta Connection services while the parties discuss the terms of a transition agreement. As of August 2008, the Company operated seven (7) CRJ-900 aircraft for Delta ("the Aircraft") pursuant to the CRJ-900 Connection Agreement. The Company subleases the Aircraft from Delta for $1 per month per aircraft. Under the terms of the CRJ-900 Connection Agreement, in exchange for performing the flight services and our other obligations under such agreement, the Company receives from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes.

ERJ Program

As of June 30, 2008, we operated 34 Embraer 145 aircraft and sub-leased two to Trans States Airlines, Inc. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. ("Embraer").

On March 28, 2008, Delta notified us of its intent to terminate the Delta Connection Agreement among Delta, the Company, and our wholly-owned subsidiary, Freedom Airlines, Inc. ("Freedom"), dated as of May 3, 2005 (the "Connection Agreement"). The Connection Agreement includes, among other arrangements, our agreement to operate up to 34 model ERJ-145 regional jets ("ERJ-145s") leased by us utilizing Delta's name. Beginning in August 2008, pursuant to an amendment to the Connection Agreement, eight (8) ERJ-145s will be removed from the scope of the Connection Agreement at a rate of three (3) per month, resulting in the operation of 26 ERJ-145s by November 2008.

Beechcraft 1900D

As of June 30, 2008, we owned 20 Beechcraft 1900D aircraft which are included in discontinued operations.

Dash-8

As of June 30, 2008, we operated 16 Dash-8 aircraft in operation; 10 with United Express and 6 with US Airways Express.

Item 3. Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company's market risk from September 30, 2007 to June 30, 2008.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006.Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. The case is in the early stages of discovery and a trial date has been scheduled for April 2009.

On March 28, 2008 Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules. The outcome of Delta's motion will determine the timing of subsequent deadlines.

Prior to the Court's ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court's ruling. Following the court's ruling, the Company and Delta reached an interim financial understanding (subject to the mutual reservation of rights) in which Delta will reimburse the Company for certain costs and the majority of the ERJ-145 aircraft will remain out of service until October 2008.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts related to the memorandum of understanding. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta does not have a legal basis upon which to retain continued unauthorized possession of the engines. Mesa's action filed in the United States District Court for the District of Arizona seeks the immediate return of all engines currently in Delta's possession and/or control.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended June 30, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2007, other than as set forth below.

If Delta Air Lines successfully terminates its Connection Agreement with us, we may not be able to meet our immediate financial obligations.

ERJ-145 Connection Agreement

On March 28, 2008, Delta notified us of its intent to terminate the Delta Connection Agreement among Delta, the Company, and our wholly-owned subsidiary, Freedom Airlines, Inc. ("Freedom"), dated as of May 3, 2005 (the "Connection Agreement"). The Connection Agreement includes, among other arrangements, our agreement to operate up to 34 model ERJ-145 regional jets ("ERJ-145s") leased by us utilizing Delta's name. Beginning in August 2008, pursuant to an amendment to the Connection Agreement, eight (8) ERJ-145s will be removed from the scope of the Connection Agreement at a rate of three (3) per month, resulting in the operation of 26 ERJ-145s by November 2008.

In fiscal 2007, the Connection Agreement accounted for approximately 20% of our 2007 total revenues. Delta seeks to terminate the Connection Agreement as a result of Freedom's alleged failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008.

On April 7, 2008, we filed a lawsuit against Delta seeking declaratory and injunctive relief and specific performance by Delta of its obligations under the Connection Agreement. On May 9, 2008, we filed a motion for a preliminary injunction in the United States District Court for the Northern District of Georgia (the "District Court") against Delta to enjoin its attempted termination of the Connection Agreement. An evidentiary hearing was conducted on May 27 through May 29, 2008. The District Court ruled in our favor and issued a preliminary injunction against Delta. The preliminary injunction prohibits Delta from terminating the Connection Agreement based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court.

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

Prior to the Court's ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court's ruling.

CRJ-900 Connection Agreement

On August 1, 2008 Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement citing an alleged failure to meet certain contractual benchmarks contained in the CRJ-900 Delta Connection Agreement.  Mesa strongly denies having violated the Delta Connection Agreement and intends to challenge Delta's decision. We believe the airport hub in which the CRJ-900 aircraft are operated and the schedules created by Delta significantly impact our ability to meet the contract performance benchmarks. In particular, we believe the operating environment at New York's JFK airport presents significant challenges to meet the performance requirements. Freedom currently operates seven CRJ-900 regional jets for Delta Connection.  The Company subleases the Aircraft from Delta for $1 per month per aircraft and these aircraft will be returned to Delta in connection with this termination with no further financial obligation to Mesa.  In the event litigation is filed and Delta ultimately prevails in that litigation, the Company's financial condition may be materially negatively affected.

If Aloha Airlines prevails in its litigation against us, we may not be able to meet our immediate financial obligations.

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006.Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. The case is in the early stages of discovery and a trial date has been scheduled for April 2009. While we remain confident that the Company will prevail in this matter, an adverse ruling could have a material negative impact on our financial condition or results of operations.

If Delta Air Lines continues its unauthorized possession of certain engines belonging to Mesa we may suffer material negative impact on our financial condition or results of operations

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts related to the memorandum of understanding. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta does not have a legal basis upon which to retain continued unauthorized possession of the engines. Mesa's action filed in the United States District Court seeks the immediate return of all engines currently in Delta's possession and/or control. Failure to secure possession of these engines could have a material adverse impact on continuing operations in the event the Company is unable to obtain suitable replacements in a timely manner. An adverse ruling could likewise result in a material negative impact on our financial condition or results of operation.

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

While the Company's cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company's future cash flow from operations and available capital will be negatively impacted by (i) our ability to secure more flexible credit terms from certain of the Company's other key vendors; (ii) reduced cash payments from our code share partners related to disputed items under our agreements; (iii) the $23.2 million in aggregate remaining principal amount of senior convertible notes due 2023, which the Company may be required to repurchase on January 31, 2009 in accordance with the forbearance agreements described above; (iv) the $77.8 million in aggregate principal amount of senior convertible notes due 2024, which the Company may be required to repurchase on February 10, 2009; (v) the Company's ability to restructure certain of its aircraft lease obligations and key vendor obligations, which are in turn impacted by the Company's obligations with respect to its 2023 and 2024 notes; and (vi) the results of the Company's ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations, obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors, the Delta litigation or the 2023 and/or 2024 notes could give rise to covenant and payment defaults under the terms of the Company's material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company's operations and ability to operate as a going concern.

The ongoing losses of Kunpeng and our inability to timely sell our interests in this joint venture could negatively impact our operations and profitability.

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the "Joint Venture Agreement") with Shan Yue SRL ("Shan Yue") and Shenzhen Airlines ("Shenzhen"), pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. On September 28, 2007, Kunpeng commenced common carrier passenger service. As of June 30, 2008, Kunpeng operated five 50-seat CRJ 200 aircraft on regional routes flying out of a hub in Xian, China.

Kunpeng has incurred losses since its inception and is expected to continue to incur losses for the foreseeable future. As a result, on June 25, 2008, we entered into a letter of intent ("LOI") with Shenzhen to sell all of our equity interest in Kunpeng to Shenzhen. Negotiations with Shenzhen are only in the preliminary sages and no assurance can be given that the LOI will result in a sale of our equity interest in Kunpeng to Shenzhen, or that, if such a sale were to occur, that it will be on terms acceptable to the Company. Under the proposed terms of the LOI, Mesa will receive net proceeds of approximately $4.8 million for our equity interest in Kunpeng. In addition, Shenzhen will cause Kunpeng to pay certain amounts for back due aircraft rental payments.

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

Holders of our Senior Convertible Notes due 2023 (the "2023 Notes") had the right to require the Company to repurchase their 2023 Notes on June 16, 2008 (the "Put Right") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the 2023 Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof. On or about May 20, 2008, the Company entered into agreements with holders representing 82% of the Notes outstanding pursuant to which such Holders agreed to defer their Put Right with respect to 75% of their Notes until January 31, 2009 (the "Deferring Noteholders").

The Company has preserved the right to satisfy these future payment obligations in cash, common stock, or a combination thereof. If we elect to issue additional shares of common stock to meet this purchase obligation, this issuance would result in substantial dilution to existing stockholders.

In exchange for the Deferring Noteholders' agreements, the Company purchased 25% of their Notes for 75% of the Put Price (i.e. the Company paid $.75(397.27) or $297.95 per $1,000 note; approximately $5.8 million in aggregate). The Company also agreed to issue the Deferring Noteholders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of 2023 Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants have a per share exercise price of $1.00, will contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

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

In February 2004, the Company completed the private placement of senior convertible notes due 2024 (the "2024 Notes"), which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on the 2024 Notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually until February 10, 2009. After that date, the Company will not pay cash interest on the 2024 Notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of the 2024 Notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company's wholly-owned subsidiaries guarantees these notes on an unsecured basis.

On February 10, 2009, the holders of the 2024 Notes may require the Company to repurchase their 2024 Notes ("Put Right") at a price of $583.40 per $1,000 note (the "Put Price") plus accrued and unpaid cash interest, resulting in an aggregate principal amount due of approximately $77.8 million. The Company may pay the Put Price of the 2024 Notes in cash, common stock, or a combination thereof. The Company may not have sufficient cash reserves to pay the holders of the 2024 Notes that exercise their Put Right on February 10, 2009. If the Company elects to issue additional shares of common stock to meet its repurchase obligations, this issuance would result in substantial dilution to existing stockholders.

Our Current Stock Price Creates a NASDAQ Delisting Possibility

Our common stock is currently traded on the NASDAQ Stock Market and may be delisted, which could adversely affect our business and relations with employees, customers, and others. We have received notice from the NASDAQ Stock Market that our stock price (technically, the closing bid price) has failed to maintain the minimum $1.00 per share requirement for the past 30 consecutive business days. We have been given until December 15, 2008 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive business days. If compliance with that rule is not demonstrated by December 15, 2008, we may appeal NASDAQ's determination to delist our securities to a NASDAQ panel or we may apply to transfer our securities to the NASDAQ Capital Market. If our application is approved, we will be afforded an additional 180 day compliance period. There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by December 15, 2008; that we would be granted an additional 180 day compliance period; or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company's Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of March 31, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under existing Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company repurchased the following shares for $6.8 million during the nine months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
November 2007	203,377	$ 3.37	16,104,562	13,317,699
December 2007	1,129,992	$ 3.71	17,234,554	12,187,707
January 2008	718,049	$ 2.78	17,952,603	11,469,658

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to vote for Security Holders.

None

Item 5. Other Information.

In July 2008, Mesa Air Group, Inc. ("Mesa") and GE Engine Services, Inc. ("GE") terminated their Agreement for Maintenance Cost Management Program dated January 15, 1997 and Amendment No. 1 dated December 31, 2002 (collectively, the "MCMP Agreement"). The MCMP Agreement was for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines (i.e. CRJ-200 aircraft engines).

In consideration for the termination of the MCMP Agreement, Mesa agreed to pay GE $6M for past due receivables and executed a four-year non-negotiable promissory note with GE for the principal sum of approximately $22M ("the Note"). The Note was executed in part, in connection with the termination of the MCMP Agreement, and in part for other past due amounts for services rendered to Mesa by GE. The Note was executed to document the payment obligations owed to GE by Mesa under the MCMP Agreement through the scheduled termination date, and does not, in any respect, evidence an obligation independent from or in addition to the obligations under the MCMP Agreement.

Mesa entered into an agreement with an effective date of June 30, 2008, with GE for the maintenance, repair, and overhaul of Mesa's CF34-3 (CRJ-200/100) engines ("New Agreement"). The New Agreement is an exclusive 5-year agreement with respect to the maintenance, repair and overhaul of said engines.

ITEM 6. Exhibits

Exhibit Number	Description	Reference

10.1

Eighth Amendment to Code Share and Revenue Sharing Agreement dated as of May 12, 2008, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)

*

10.2	Non-Negotiable Promissory Note between Mesa Air Group, Inc. and GE Engine Services, Inc. dated July 11, 2008	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.
By: /s/ MICHAEL J. LOTZ Michael J. Lotz President & Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: August 18, 2008

EXHIBIT INDEX

Exhibit Number	Description	Reference

10.1

Eighth Amendment to Code Share and Revenue Sharing Agreement dated as of May 12, 2008, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)     PDF as a courtesy

*

10.2	Non-Negotiable Promissory Note between Mesa Air Group, Inc. and GE Engine Services, Inc. dated July 11, 2008 PDF as a courtesy	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

____________

* Filed herewith