Form 10-K
period 2008-09-30
MESA AIR GROUP INC
filed 2009-01-13
CIK 810332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
Commission file number 000-15495

Mesa Air Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 100
Phoenix, Arizona    85008
(Address of principal executive offices including zip code)

(Registrant's telephone number, including area code)
(602) 685-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒      NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      The aggregate market value of common stock held by non-affiliates of the Registrant (26,842,081 shares) as of March 31, 2008 was approximately $63.1 million based on the closing sales price per share as reported on Nasdaq on such date.

      On January 9, 2009, the Registrant had outstanding 29,618,159 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2008 Annual Meeting of Shareholders to be held in the first calendar quarter of 2009 are incorporated by herein at Part III, Items 10-14.

     PDF provided as courtesy

MESA AIR GROUP, INC.

2008 FORM 10-K REPORT
TABLE OF CONTENTS

PART I

Forward-Looking Statements

This Form 10-K Report contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to our customers; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa's code-sharing relationships; an increase in competition along the routes Mesa operates or plans to operate; availability and cost of funds for financing new aircraft; changes in general and/or regional economic conditions; changes in fuel prices; Mesa's relationship with its employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our Hawaiian airline service profitably; Mokulele Airlines regarding our Hawaiian operation, and Delta Air Lines regarding our code share agreement; unfavorable resolution of negotiations with municipalities for the leasing of facilities; failure of our joint venture in China or changes in Chinese laws or regulations that have an adverse effect on Kunpeng's operations. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-K.

All references to "we," "our," "us," the "Company" or "Mesa" refer to Mesa Air Group, Inc. and its predecessors, direct and indirect subsidiaries and affiliates.

Item 1.  Business

General

Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiaries operate as regional air carriers providing scheduled passenger and airfreight service. As of September 30, 2008, the Company served 124 cities in 38 states, the District of Columbia, Canada, and Mexico and operated a fleet of 159 aircraft with approximately 800 daily departures.

Approximately 96% of our consolidated passenger revenues from continuing operations for the fiscal year ended September 30, 2008 were derived from operations associated with code-share agreements. Our subsidiaries have code-share agreements with Delta Air Lines, Inc. ("Delta"), United Airlines, Inc. ("United Airlines" or "United") and America West Airlines, Inc. ("America West") which currently operates as US Airways and is referred to herein as "US Airways." The current US Airways is the result of a merger between America West and US Airways, Inc. These code-share agreements allow use of the code-share partners' flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner and provide coordinated schedules and joint advertising. Our remaining passenger revenues from continuing operations are derived from our independent go! operations in Hawaii.

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

Our airline operations are conducted by the following airline subsidiaries:

    Mesa Airlines, Inc. ("Mesa Airlines"), a Nevada corporation, flies regional jet and turboprop aircraft and operates as US Airways Express under code-share agreements with US Airways, as United Express under a code-share agreement with United Airlines and independently in Hawaii as go! The go! flights are "Independent Operations" and are not subject to a code-sharing agreement with a major carrier.

    Freedom Airlines, Inc. ("Freedom"), a Nevada corporation, flies ERJ-145 50-seat regional jet aircraft and operates as Delta Connection under code-share agreements with Delta.

Discontinued Operation

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain of its assets. Air Midwest consisted of Beechcraft 1900D turboprop operations, which included our independent Mesa operations and Midwest Airlines and US Airways code-share operations. As a result, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service ("EAS") markets on or before June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted.

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

    Regional Aircraft Services, Inc. ("RAS"), a California corporation, performs aircraft component repair, certain overhaul services, and ground handling services, primarily to Mesa subsidiaries.

    MAGI Insurance, Ltd., a Barbados, West Indies based captive insurance company, was established for the purpose of obtaining more favorable aircraft liability insurance rates.

    Ritz Hotel Management Corp., a Nevada corporation, was established to facilitate the Company's acquisition and management of a Phoenix area hotel property used for crew-in-training accommodations.

    Mesa Air Group -Airline Inventory Management, LLC ("MAG-AIM"), an Arizona limited liability company, was established to purchase, distribute and manage Mesa's inventory of spare rotable and expendable parts.

    Nilchii, Inc., a Nevada corporation ("Nilchii"), was established to invest in certain airline related businesses.

    Mesa In-Flight, Inc., a Colorado corporation, was established to hold liquor licenses services for airline operations.

    Regional Aviation Advisors, Inc., a Nevada corporation, was established to provide aircraft financing advisory services.

    Patar, Inc., a Nevada corporation ("Patar"), was established to invest in certain foreign businesses.

    Mesa Air New York, Inc., a New York corporation, was established to hold and own aircraft parts and equipment to support the Company's New York flight operations.

    Ping Shan, SRL, a Barbados society with restricted liability, was established for the purpose of being a holding company of our interest in Kunpeng Airlines, a regional airline based in the People's Republic of China.

Aircraft

The following table sets forth our aircraft fleet (owned and leased) by aircraft type and code-share service as of September 30, 2008:

	Canadair	Canadair	Canadair	Embraer
	Regional	Regional	Regional	Regional
	Jet-200	Jet-700	Jet-900	Jet-145	Beechcraft	DeHavilland
	(CRJ-200) (A)	(CRJ-700)	(CRJ-900) (B)	(ERJ-145) (C)	1900D (D)	Dash 8	Total
US Airways Express	11	-	38	-	-	6	55
United Express	26	20	-	-	-	10	56
Delta Connection	-	-	7	30	-	-	37
Mesa Airlines (dba go!)	5	-	-	-	-	-	5
Mesa Air Group-Operating	2	-	-	4	-	-	6
Subtotal	44	20	45	34	-	16	159
Kunpeng Airlines (sublease)	5	-	-	-	-	-	5
Trans States Airlines (sublease)	-	-	-	2	-	-	2
Subtotal	49	20	45	36	-	16	166
Discontinued Operations	-	-	-	-	20	-	20
Non-Operating Aircraft (E)	3	-	-	-	-	-	3
Total	52	20	45	36	20	16	189

(A) Five CRJ-200's are currently in China in a sublease agreement with Kunpeng Airlines.
(B) Subsequent to fiscal year-end 2008, the company removed the 7 CRJ 900 aircraft from the Delta Connection program.
(C) Two ERJ-145's are currently subleased to an unaffliated airline, Trans States Airlines.
(D) As previously discussed, in the fourth quarter of fiscal 2007, we committed to a plan to sell certain assets used by Air Midwest and to discontinue our Air Midwest turboprop operations. The net book value of these aircraft are included within "Assets of discontinued operations" on the Consolidated Balance Sheets.
(E) Three CRJ-200's which are parked and held for lease return in first quarter of 2009.

Code-Share Agreements

Our airline subsidiaries have agreements with Delta, US Airways and United Airlines to use those carriers' designation codes (commonly referred to as "code-share agreements"). These code-share agreements allow use of the code- share partner's flight designator code to identify flights and fares in computer reservation systems, permit use of logos, service marks, aircraft paint schemes and uniforms similar to the code-share partner's and provide coordinated schedules and joint advertising. Our passengers traveling on flights operated pursuant to code-share agreements receive mileage credits in the respective frequent flyer programs of our code-share partners, and credits in those programs can be used on flights operated by us.

The financial arrangement with our code-share partners involves a revenue-guarantee arrangement. The US Airways (regional jet and Dash-8), Delta (regional jet) and United (regional jet and Dash-8) code-share agreements are revenue-guarantee code-share agreements. Under the terms of these code-share agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices.

The following table summarizes our available seat miles ("ASMs") flown and passenger revenue recognized under our code-share agreements and independent operations for the years ended September 30, 2008 and 2007:

	Fiscal 2008				Fiscal 2007
			Passenger				Passenger
	ASM's		Revenue		ASM's		Revenue
	(000's)		(000's)		(000's)		(000's)

US Airways (Revenue-Guarantee)	4,105,517	51%	$635,439	48%	4,331,579	48%	$576,257	44%
United (Revenue-Guarantee)	2,573,519	32%	382,392	29%	3,074,054	34%	461,732	35%
Delta (Revenue-Guarantee)	1,182,271	15%	252,530	19%	1,438,698	16%	249,774	19%
go!	166,659	2%	43,075	4%	152,629	2%	25,457	2%
Total - Continuing Operations	8,027,966		$1,313,436		8,996,960		$1,313,220

Discontinued Operations	75,089		$12,588		185,557		$30,188

US Airways Code-Sharing Agreements

As of September 30, 2008, we operated 38 CRJ-900, 11 CRJ-200, and 6 Dash-8 aircraft for US Airways under a revenue-guarantee code-share agreement. In exchange for providing flights and all other services under such agreement, we receive a fixed monthly minimum amount plus certain additional amounts based upon the number of flights flown and block hours performed during the month. US Airways also reimburses us for certain costs on an actual basis, including fuel costs, aircraft ownership and financing costs, landing fees, passenger liability, hull insurance and aircraft property taxes, all as defined in the agreement. In addition, US Airways also provides, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at US Airways hubs and cities where both carriers operate. We also receive a monthly payment from US Airways based on a percentage of revenue from flights that we operate under the code-share agreement. Under our code-share agreement, US Airways has the right to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period. The Company has received notice of US Airways' intent to reduce one CRJ-200 in January 2009, one in July 2009 and one CRJ-200 in January 2010. We anticipate US Airways will continue to further reduce the number of covered aircraft in accordance with the agreement. In addition, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice. The code-share agreement terminates on June 30, 2012 unless US Airways elects to extend the contract for two years or exercises options to increase fleet size. The code-share agreement is subject to termination prior to that date in various circumstances including:

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

    If we are required by the FAA or the U.S. Department of Transportation ("DOT") to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, US Airways may terminate the agreement;

    Upon a change in our ownership or control without the written approval of US Airways.

United Code-Sharing Agreement

As of September 30, 2008, we operated 26 CRJ-200, 20 CRJ-700 and 10 Dash-8 aircraft for United under a code-sharing arrangement. Additionally, the code-share agreement allows us to swap up to 10 CRJ-200s for 10 CRJ-700s upon providing at least 180 days notice prior to October 31, 2009. In exchange for performing the flight services under the agreement, we receive from United a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed during the month. Additionally, certain costs incurred by us in performing the flight services are "pass-through" costs, whereby United agrees to reimburse us for the actual amounts incurred for these items: aircraft ownership costs, property tax per aircraft, fuel costs, and landing fees. We also receive a profit margin based upon certain reimbursable costs under the agreement as well as our operational performance. The code-share agreement for (i) the 10 Dash-8 aircraft terminates in July 2013 unless terminated by United by giving notice six months prior to April 30, 2010, (ii) 10 50-seat CRJ-200's terminates no later than April 30, 2010, which can be accelerated up to two years at our discretion and can be swapped for CRJ-700's for a term of up to 10 years but not beyond October 2018, (iii) 20 50-seat regional jets terminate in April 2010, (iv) the 5 CRJ-700's delivered in fiscal 2007 (the 12 to be delivered upon the withdrawal of the 50-seat regional jets) terminates ten years from delivery date, but no later than October 31, 2018, and (v) the remaining 15 CRJ-700's terminates in three traunches of five aircraft between December 31, 2011, December 31, 2012 and December 31, 2013.

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

    If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement; or

    In the event that we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

Delta Code-Sharing Agreement

As of September 30, 2008, we operated 7 CRJ-900 and 30 ERJ-145 aircraft for Delta pursuant to a code-sharing agreement. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. During the second quarter 2007, as part of Delta's bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement ("Amended DCA"), as well as for a new code-sharing agreement ("Expansion DCA"). The Amended DCA provided for the addition of six ERJ aircraft for an initial term of two years. These aircraft are scheduled to be removed from service in March 2009. The parties currently have a disagreement regarding the effectiveness of a notice issued by Mesa to extend the term for these aircraft for an additional one year term at reduced compensation in accordance with the terms of the Amended DCA. Also, pursuant to the Amended DCA, commencing in August 2008, the parties agreed to remove eight ERJ aircraft at a rate of three aircraft per month. Six of the eight aircraft had been removed as of September 30, 2008. Under the Amended DCA, in exchange for performing the flight services and our other obligations under the agreement, we receive from Delta monthly compensation made up of a fixed monthly amount, plus certain additional amounts based upon number of block hours flown and departures during the month. Additionally, certain costs incurred by Freedom are pass-through costs, whereby Delta agrees to reimburse us for the actual amounts incurred for these items: landing fees, hull insurance, passenger liability costs, fuel costs, catering costs and property taxes. Aircraft rent/ownership expenses are also considered a pass-through cost, but are limited to a specified amount for each type of aircraft. We are eligible to receive additional compensation based upon our completion rate and on-time arrival rate each month. Further, for each semi-annual period during the term of the agreement, we are eligible to receive additional compensation from Delta based upon performance. The fixed rates payable to us by Delta under the Amended DCA have been determined through the term of such agreement and are subject to annual revision.

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

At the end of the term of the Amended DCA, Delta has the right to extend the agreement for additional one year successive terms on the same terms and conditions. Delta may terminate the Amended DCA at any time, with or without cause, upon twelve months prior written notice, provided such notice shall not be given prior to the earlier of (i) the sixth anniversary of the in-service date of the 30th aircraft added to the Delta Connection fleet by the Company, or (ii) November 2012. The Expansion DCA terminates on the tenth anniversary of the in-service date of the first aircraft. At the end of the term, the Expansion DCA will automatically renew for successive one-year terms on the same terms and conditions unless Delta provides us 180 days prior written notice of its intention to not renew such agreement.

The agreements may be subject to early termination under various circumstances including:

    If either Delta or we file for bankruptcy, reorganization or similar action or if either Delta or we make an assignment for the benefit of creditors;

    If either Delta or we commit a material breach of the code-share agreement, subject to 30 days notice and cure rights; or

    Upon the occurrence of an event of force majeure that continues for a period of 30 or more consecutive days.

In addition, Delta may immediately terminate the agreements upon the occurrence of one or more of the following events:

    If there is a change of control of Freedom or Mesa;

    If there is a merger involving Freedom or Mesa;

    If we fail to maintain a specified completion rate with respect to the flights we operate for Delta during a specified period; or

    If our level of safety is not reasonably satisfactory to Delta.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia ("the Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. Following the Court's decision, the Company and Delta reached an interim financial understanding (subject to the mutual reservation of rights) in which Delta will reimburse the Company for certain costs (such as lease payments, insurance, maintenance, pilots/flight attendants wage minimums and a normal profit) and the majority of the ERJ-145 aircraft will remain out of service until October 2008. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issue on appeal and oral argument in the 11th Circuit Court of Appeals have been scheduled for January 30, 2009.

On August 1, 2008, Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement citing an alleged failure to meet certain contractual benchmarks in the CRJ-900 Delta Connection Agreement. Specifically, the notice states that Delta is terminating the CRJ-900 Connection Agreement as a result of Freedom's alleged failure to maintain a specified on-time arrival rate with respect to its CRJ-900 Delta Connection Flights during each of the four months of March, April, May, and June 2008, as well as Freedom's alleged failure, during the months of March, April and June 2008 to maintain a specified completion rate. On October 1, 2008, Mesa removed three CRJ-900 aircraft from Delta Connection service. The remaining four CRJ-900 aircraft were removed from Delta Connection service on November 1, 2008. Upon their removal from Delta Connection service, those aircraft were returned to Delta. Mesa has placed Delta on notice that it disputes the basis for Delta's actions and that it intends to seek all remedies available at law to challenge Delta's decision.

Joint Venture Agreement in China

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, SRL "(Ping Shan") entered into a joint venture agreement (the "Joint Venture Agreement") with Shan Yue SRL ("Shan Yue") and Shenzhen Airlines, pursuant to which the parties agreed to form Kunpeng Airlines ("Kunpeng"), an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados Society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. Through Ping Shan and our beneficial interest in Shan Yue Trust, we effectively own 49% of Kunpeng. After taking into consideration the 5% interest in Kunpeng held for the exclusive benefit of an unaffiliated third party, our net ownership interest in Kunpeng is reduced to 44%. Kunpeng commenced common carrier passenger service on September 28, 2007. As of September 30, 2008, Kunpeng operated five 50-seat CRJ 200 aircraft on regional routes between the Chinese cities Xian, Yulin, Yantai, Changchun, Zhengzhou, Nanning, Wuzhou, Changsha, Hefei, Baise, Shijiazhuang, Beihai, and Guangzhou.

Under the terms of the Joint Venture Agreement, Ping Shan and Shan Yue agreed to assist Kunpeng in securing aircraft and spare part supplies from foreign suppliers and to provide high level executives for the management of Kunpeng and technical support, including pilot, maintenance and operations support and training for employees of Kunpeng. Kunpeng's fiscal year ends on December 31st. Pursuant to the Joint Venture Agreement, Ping Shan and Shan Yue will receive 25% and 24%, respectively, of the after-tax net profit of Kunpeng, if any, at the end of each fiscal year unless Kunpeng's board of directors determines that such profits should be reinvested. In general, the Company records 44% of the income or loss of Kunpeng, except that the parties to the Joint Venture Agreement have agreed to share losses according to their respective percentage ownership, with Mesa's exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. Additionally, the amount of profit available for distribution is reduced by an amount equal to allocations to a reserve fund and expansion fund of Kunpeng and a bonus and welfare fund for Kunpeng's employees, as determined by Kunpeng's board of directors. No profit is distributed unless any cumulative deficit carried forward for previous years is recovered. Kunpeng's board consists of seven members, four of whom are appointed by Shenzhen Airlines, two of whom are appointed by Ping Shan and one of whom is appointed by Shan Yue.

As of September 30, 2008, we had contributed $6.5 million in capital contributions to the joint venture in accordance with the terms of the Joint Venture Agreement. Under the terms of the Joint Venture Agreement, Shenzhen Airlines and the Company are obligated to contribute an additional RMB 204,000,000 and RMB 196,000,000, respectively (approximately $29.8million and $28.6 million, respectively), at September 30, 2008 to Kunpeng in accordance with Kunpeng's operational requirements as determined by Kunpeng's board of directors, but in any event, prior to May 16, 2009.

In June 2008, the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen for $4.8 million. Negotiations aimed at consummating the sale of the interest have been ongoing since such time, and Shenzhen and we have exchanged numerous drafts of a proposed agreement. However, no assurance can be given that the LOI will result in a sale of our equity interest in Kunpeng to Shenzhen, or that, if such a sale were to occur, that it will be on terms acceptable to the Company.

As a result of the negotiated valuation of the interest by the parties set forth in the LOI, the Company has recorded a loss on its investment in Kunpeng of $1.3 million at September 30, 2008. This loss reflects the expected proceeds from the sale of $4.8 million less the Company's investment at September 30, 2008 of $5.8 million and estimated transaction costs of $300,000. The loss has been recorded in the gain (loss) from equity method investment in the consolidated statements of operations.

The Company also subleases five regional jets to Kunpeng. These leases are not affected by the LOI. Total sublease revenue for the year ended September 30, 2008 was $4.4 million. At September 30, 2008, the Company had gross receivables from Kunpeng of approximately $2.9 million.

Fleet Plans

CRJ Program

As of September 30, 2008, we operated 109 Canadair Regional Jets (44 CRJ- 200/100, 20 CRJ-700 and 45 CRJ-900's).

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft). As of September 30, 2007, we have taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900's (which can be converted to CRJ-700's) was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft. In conjunction with this purchase agreement, Mesa has $500,000 on deposit with Bombardier that was included in lease and equipment deposits on September 30, 2008. The deposit amount is expected to be returned upon completion of permanent financing on each of the ten aircraft. On September 26, 2008, the Company and Bombardier amended the purchase agreement to return $6.0 million of the $6.5 million previously held on deposit, delayed deliveries of the 10 CRJ-700 aircraft and advanced rebates related to Bombardier's heavy maintenance service agreement.

On August 1, 2008, Delta notified the Company of its election to immediately terminate the Delta Connection Agreement among Delta, the Company and Freedom, dated March 13, 2007 (as thereafter amended, the "CRJ-900 Connection Agreement"). The notice states that Delta is terminating the CRJ-900 Connection Agreement as a result of Freedom's alleged failure to maintain a specified on-time arrival rate with respect to its CRJ-900 Delta Connection Flights during each of the four months of March, April, May and June 2008, as well as Freedom's alleged failure, during the months of March, April, and June 2008 to maintain a specified completion rate. As of September 30, 2008 the Company operated 7 CRJ-900 aircraft for Delta. The Company ceased operating these aircraft as of

November 2, 2008. The CRJ-900 Connection Agreement contributed 3.1% and 0% to the Company's revenue for the year ended September 30, 2008 and 2007, respectively.

ERJ Program

As of September 30, 2008, we operated 34 ERJ-145 aircraft and subleased 2 ERJ-145 to a third party. We acquired 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. ("Embraer").

Beechcraft 1900D

As of September 30, 2008, we owned 20 Beechcraft 1900D aircraft. The net book value of these aircraft are included within "Assets of Discontinued Operations" on the Consolidated Balance Sheets.

On May 16, 2008, the Company sold all 14 of its previously leased Beechcraft 1900D aircraft. All 14 were sold to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively "Raytheon") pursuant to an agreement reached between the parties regarding such planes. The Company sold the aircraft "as is," made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million, which amount is recorded in extinguishment of debt in the accompanying consolidated statement of operations.

Dash-8

As of September 30, 2008, we had 16 Dash-8 aircraft in operation: 6 with US Airways Express and 10 with United Express. The Company leases all 16 Dash-8 aircraft with four of the leases ending in 2009 and the remaining 12 ending in 2013.

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

Under our code-share agreements, the code-share partner coordinates advertising and public relations within their respective systems. In addition, our traffic is impacted by the major airline partners' advertising programs in regions outside those served by us, with the major partners' customers becoming our customers as a result of through fares. Under pro-rate code-share arrangements, our passengers also benefit from through fare ticketing with the major airline partners and greater accessibility to our flights on computer reservation systems and in the Official Airline Guide.

Our independent flights are promoted through, and our revenues are generally believed to benefit from, newspaper and radio promotions and advertisements, promotions on our website www.iflygo.com, listings in computer reservation systems, the Official Airline Guide and through direct contact with travel agencies and corporate travel departments. Our independent operations utilize SABRE, a computerized reservation system widely used by travel agents, corporate travel offices and other airlines. The reservation systems of our code-share partners are also utilized in each of our other operations through their respective code-share agreements. We also pay booking fees to owners of other computerized reservation systems based on the number of passengers booked by travel agents using such systems.

Pursuant to the Joint Venture Agreement, Kunpeng's general manager and chief deputy general manager, who are the highest officers of Kunpeng, perform all management functions, including route selection and pricing. Our Chinese partner to the Joint Venture Agreement, Shenzhen Airlines, handles all public relations, branding and marketing on behalf of Kunpeng.

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

Fuel

Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our revenue-guarantee code-share agreements with Delta, United and US Airways (regional jet and Dash-8) allow fuel used in the performance of the agreements to be reimbursed by our code-share partner, thereby reducing our exposure to fuel price fluctuations. In fiscal 2008, approximately 95.5% of our fuel purchases were associated with our Delta, United and US Airways (regional jet and Dash-8) revenue-guarantee code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Maintenance of Aircraft and Training

All mechanics and avionics specialists employed by us have the appropriate training and experience and hold the required licenses issued by the FAA. Using a combination of FAA-certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We also maintain an inventory of spare parts specific to the aircraft types we fly. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of factory training programs that are offered when acquiring new aircraft.

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

Employees

As of September 30, 2008, we employed approximately 4,113 employees. Approximately 2,485 of our employees are represented by various labor organizations. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act or RLA. Under the RLA, collective bargaining agreements generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes often overseen by the National Mediation Board. Mesa Airline's and Freedom Airline's flight attendants are represented by the Association of Flight Attendants ("AFA"). Both contracts covering flight attendants became amendable in June 2006 and we are in the mediated negotiations with our flight attendants. The pilots of Mesa Airlines, Freedom Airlines and Air Midwest are collectively represented under a single contract by the Air Line Pilot Association ("ALPA"). Our contract with ALPA became amendable in September 2007. We recently reached a tentative agreement with our pilots, which is subject to a ratification vote by our pilots.

As of September 30, 2008, Kunpeng employed approximately 160 employees. The laws of China presently require a trade union to be established if requested by any 25 or more employees, but because no such request has been received, no such trade union has been established for Kunpeng. Each of Kunpeng's employees independently entered into an employment contract with Kunpeng in accordance with Chinese Law. Kunpeng has hired pilots from outside China as well as from flight training schools in China. However, hiring and retaining qualified pilots is one of the risks that could hinder the growth of Kunpeng.

Pilot turnover at times is a significant issue among regional carriers, particularly when major carriers are hiring experienced commercial pilots away from regional carriers. During the first and second quarters of fiscal 2008, the Company experienced higher than average turnover as a result of hirings by major carriers. In addition, changes to the aircraft fleet, especially the addition of new aircraft types, or transitions from one operating entity to another, can result in pilots upgrading between aircraft types and as a result, becoming unavailable for duty during the extensive training periods required. No assurances can be made that pilot turnover will not become a significant problem in the future, particularly if major carriers expand their operations. Similarly, there can be no assurance that a sufficient number of new pilots will be available to support any future growth of the Company.

No other Mesa subsidiaries are parties to any other collective bargaining agreement or union contracts.

Investment Activities

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into the Joint Venture Agreement with Shan Yue and Shenzhen Airlines ("Shenzhen"), pursuant to which the parties formed Kunpeng, an equity joint venture company organized under the laws of the Peoples Republic of China. As of September 30, 2008, we had contributed $6.5 million in capital contributions to the joint venture in accordance with the terms of the Joint Venture Agreement. Under the terms of such Agreement, the Company is required to contribute an additional RMB 196,000,000 (approximately $28.6 million at September 30, 2008) prior to May 16, 2009.

During the third quarter the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen. Negotiations aimed at consummating the sale of the interest have been ongoing since June 2008, and Shenzhen and we have exchanged numerous drafts of a proposed agreement, However, no assurance can be given that the LOI will result in a sale of our equity interest in Kunpeng to Shenzhen, or that, if such a sale were to occur, that it will be on terms acceptable to the Company.

As a result of the negotiated valuation of the interest by the parties set forth in the LOI, the Company has recorded a loss on its investment in Kunpeng of $1.3 million at September 30, 2008. This loss reflects the expected proceeds from the sale of $4.8 million less the Company's investment at September 30, 2008 of $5.8 million and estimated transaction costs of $300,000. The loss has been recorded in the gain (loss) from equity method investments in the accompanying consolidated statement of operations.

The Company also subleases five CRJ-200 regional jets to Kunpeng. These leases are not affected by the LOI. Total sublease revenue for the year ended September 30, 2008 was $4.4 million. At September 30, 2008, the Company had gross receivables from Kunpeng of approximately $2.9 million.

In fiscal 2007, we participated with a private equity fund in making an investment, through a limited liability limited partnership, in the preferred shares of a closely held emerging markets payment processing related business (the "2007 Investee"). Through our subsidiary Patar, Inc., we invested $1.3 million, which represents approximately 19.6% of the 2007 Investee's preferred stock. In fiscal 2008, due to the improbability of recovering our investment, we wrote-off the remaining $0.8 million of the investment.

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the "2006 Investee"). The Company, through its subsidiary Nilchii, invested $15.0 million, which represents approximately 20% and 11.8% of the 2006 Investee's common stock and notes, respectively. On December 17, 2008, the

Company received a letter from the 2006 Investee requesting that, pursuant to the terms of the governing limited liability company agreement, the Company purchase from the 2006 Investee $3.0 million in aggregate principal amount of notes by December 31, 2008. As of January 12, 2009, the Company has not determined whether or not it will meet these obligations. In the event Company does not do so, it will suffer dilution of its equity interest in the 2006 Investee.

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

Kunpeng is subject to the laws and regulations of China applicable to domestic commercial regional air carriers, including the regulations of the Civil Aviation Administration of China (the "CAAC"). In order to operate as a commercial carrier, Kunpeng is required to apply for various approvals and permits and is subject to the examination and inspection of the CAAC. The CAAC has the authority to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect Kunpeng's books, properties and records, and to mandate conditions of carriage. The CAAC also has the power to bring proceedings for the enforcement of air carrier economic regulations including the assessment of civil penalties and to seek criminal sanctions.

Kunpeng is also subject to the jurisdiction of the Administration of Industry and Commerce (the "AIC") with respect to corporate document filing and general business activities. The AIC has the authority to inspect the business activities and the business records of Kunpeng and has the power to initiate proceedings for sanctions on Kunpeng's corporate activities for any violation of laws and/or regulations.

In addition, Kunpeng is subject to various national and local laws and regulations of China, including those regarding safety, security, environmental protection and noise.

Available Information

We maintain a website where additional information concerning our business can be found. The address of that website is www.mesa-air.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. You may also read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. A copy of this Annual Report on Form 10-K, as well as other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at www.mesa-air.com and at the SEC's website at www.sec.gov as soon as reasonably possible after the report is filed with or furnished to the SEC.

Item 1A.  Risk Factors

Risks Related to Our Business

We are dependent on our agreements with our code-share partners.

We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue-guarantee code-share agreements with Delta Air Lines, United Airlines and US Airways. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. No assurance can be given that one or more of our code-share partners will not serve notice at a later date of their intention to cancel our code-share agreement and potentially reducing our traffic and revenue.

The US Airways Code-Share Agreement allows US Airways, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period. The Company has received notice of US Airways' intent to reduce one CRJ-200 in January 2009, one CRJ-200 in July 2009 and one CRJ-200 in January 2010. We anticipate that US Airways will continue to further reduce the number of covered aircraft in accordance with the agreement. In addition, US Airways may eliminate the Dash-8 aircraft upon 180 days prior written notice.

Because a majority of our operating revenues from continuing operations are currently generated under revenue-guarantee code-share agreements, if any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. For the year ended September 30, 2008, the US Airways Code-Share Agreement accounted for 48% of our consolidated passenger revenues, the Amended DCA and Expansion DCS with Delta together accounted for 19% of our consolidated passenger revenue and the United Code-Share Agreement accounted for 29% of our consolidated passenger revenues.

As of September 30, 2008, we operated 30 ERJ-145 aircraft and seven CRJ-900 aircraft for Delta pursuant to the Amended DCA and Expansion DCS, respectively. Flight operations for Delta are performed by our wholly-owned subsidiary, Freedom Airlines. The Amended DCA provided for the addition of six ERJ-145 aircraft for an initial term of two years. These aircraft are scheduled to be removed from service in March 2009. The parties are currently in disagreement regarding the effectiveness of a notice issued by Mesa to extend the term of these aircraft for an additional one year term at reduced compensation in accordance with the terms of the amendment. Also, pursuant to the Amended DCA, commencing in August 2008, the parties agreed to remove eight ERJ-145 aircraft at a rate of three aircraft per month. The remaining aircraft will be removed from service in May 2017 when the Amended DCA terminates. As discussed below, the Company is currently involved in litigation with Delta regarding the Amended DCA is likely to become involved in litigation with Delta regarding the Expansion DCA.

If our code-share partners or other regional carriers experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

We are directly affected by the financial and operating strength of our code-share partners. Any events that negatively impact the financial strength of our code-share partners or have a long-term effect on the use of our code-share partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may seek to reduce, or be unable to make, the payments due to us under their code-share agreement. In addition, in some cases, they may reduce utilization of our aircraft. Although there are certain monthly guaranteed payment amounts, there are no fixed levels of utilization specified in the code-share agreements. If any of our other current or future code-share partners become bankrupt, our code-share agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other such events could have a material adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on major airlines like Delta, United Airlines and US Airways electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the financial and other resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. We have no guarantee that in the future our code-

share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. A decision by Delta, United Airlines, or US Airways to phase out our contract-based code-share relationships or to enter into similar agreements with competitors could have a material adverse effect on our business, financial condition or results of operations. In addition to Mesa, our partners have similar code-share agreements with other competing regional airlines.

If Delta successfully terminates the Amended DCA or Expansion DCA, we may not be able to meet our immediate financial obligations.

Amended DCA

On March 28, 2008, Delta notified us of its intent to terminate the Amended DCA among Delta, the Company, and the Company's wholly-owned subsidiary, Freedom Airlines alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008. The Amended DCA includes, among other arrangements, our agreement to operate up to 34 model ERJ-145 regional jets leased by us and operated utilizing Delta's name. During the second quarter 2007, we reached an agreement with Delta to add six ERJ aircraft for an initial term of two years. These aircraft are scheduled to be removed in March 2009. The parties currently have a disagreement regarding the effectiveness of a notice issued by Mesa to extend the terms of these aircraft for an additional one year term at reduced compensation in accordance with the terms of the amendment. Failure to resolve this issue in the Company's favor could have a material adverse impact on our financial condition or results of operation.

In fiscal 2008, the Amended DCA accounted for approximately 15.0% of our total revenues for fiscal 2008. Delta seeks to terminate the Amended DCA as a result of Freedom Airlines' alleged failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights prior to April 2008.

On April 7, 2008, we filed a complaint against Delta seeking declaratory and injunctive relief and specific performance by Delta of its obligations under the Amended DCA. On May 9, 2008, we filed a motion for a preliminary injunction in the United States District Court for the Northern District of Georgia (the "District Court") against Delta to enjoin its attempted termination of the Amended DCA. A three day evidentiary hearing was concluded on May 29, 2008 with the District Court ruling in our favor and issuing a preliminary injunction against Delta. The preliminary injunction prohibits Delta from terminating the Amended DCA based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court.

The effect of this ruling is to prohibit Delta from terminating the Amended DCA covering the ERJ-145 aircraft operated by Freedom Airlines, based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court.

On June 27, 2008, Delta filed a notice of appeal with the 11th Circuit Court of Appeals (the "Court of Appeals") and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company responded to Delta's motion in accordance with the applicable rules and the Court of Appeals., after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issue on appeal and oral arguments in the 11th Circuit Court of Appeals have been scheduled for January 30, 2009

If the District Court or Court of Appeals ultimately rules in favor of Delta and allows the termination of the Amended DCA we believe we will be unable to redeploy the ERJ-145s in a timely manner, or at the lease rates we receive under the Amended DCA in the event of any redeployment of such aircraft. In addition to losing approximately $20 million per month in revenue or approximately $960 million over the next four years), we estimate that we will incur leasing costs, labor and other costs totaling approximately $250 to $300 million over the next four years. As a result, our cash flows from operations and our available working capital will be insufficient to meet these cash requirements. In the absence of obtaining additional capital through equity or debt financings, asset sales, consensual restructuring of debt and lease terms and /or similar measure, we will be unable to meet our financial obligations and may need to seek protection under applicable United States reorganization laws in order to avoid or delay actions by our lessors, creditors and code-share partners, which will have a material adverse effect on our ability to continue as a going concern.

Expansion DCA

On August 1, 2008 Delta notified the Company of the termination of the Expansion DCA citing an alleged failure to meet certain contractual benchmarks contained in the Expansion DCA. Mesa strongly denies having violated the Expansion DCA and intends to challenge Delta's decision. We believe the airport hub in which the CRJ-900 aircraft are operated and the schedules created by Delta significantly impact our ability to meet the contract performance benchmarks. In particular, we believe the operating environment at New York's JFK airport presents significant challenges to meet the performance requirements. The Company subleased the CRJ-900 aircraft operated pursuant to the Amended DCA from Delta for $1 per month per aircraft and these aircraft have been returned to Delta in connection with this termination with no further financial obligation to Mesa. In the event litigation is filed and Delta ultimately prevails in that litigation, the Company's financial condition may be materially negatively effected.

If Delta prevails in its counterclaim against Mesa relating to a memorandum of understanding for the overhaul and repair of certain engines our financial condition or results of operations would be materially adversely affected.

On August 6, 2008, Mesa filed a complaint against Delta seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understating executed between Mesa and Delta. Delta has claimed its retention of these engines was justified as a means to secure recovery of certain disputed amounts related to the memorandum of understating. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta did not have a legal basis upon which to retain continued unauthorized possession of the engines. On or about August 13, 2008, Delta returned possession of the engines at issue. On August 22, 2008, Delta recorded mechanics' liens on the engines and filed a counterclaim seeking to foreclose on the liens as well as seeking certain payments allegedly related to the memorandum of understanding. Mesa's action filed in the United States District Court for the District of Arizona sought the immediate return of all engines currently in Delta's possession and/or control, forfeiture of all claimed liens, as well as damages related to Delta's improper retention of the engines. On November 12, 2008, the court heard oral arguments on Mesa's motion to dismiss Delta's purported liens and Delta's motion to foreclose on the liens. On November 14, 2008, the court ruled that Delta forfeited its lien claims as a result of its failure to comply with the timelines set out in the Georgia lien statute. The parties' competing claims for money damages are still pending before the court. A judgment in Delta's favor for damages related to its counterclaim could have a material negative impact on our financial condition or results of operations.

Our ability to operate our Hawaiian operations profitably is dependent on the price of aircraft fuel. Continued periods of historically high fuel costs or further increases in fuel costs could have a significant negative impact on our operating results.

In June 2006, we launched our independent inter-island Hawaiian airline operation named go! and have incurred operating losses since inception. Providing service in Hawaii will require ongoing investment of working capital by Mesa and management attention and focus. Our operating results are significantly impacted by changes in the availability or price of aircraft fuel, which in turn are often affected by global events. Fuel prices have increased substantially over the past several years and sharply in the last year, reaching a level in mid-2008 that fundamentally challenges the economics of the airline industry. A relatively small increase in the price of fuel can have a significant aggregate effect on the costs of our go! operations. Due to the competitive nature of the airline industry and market forces, no assurance can be made that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices.

As a result of fluctuating fuel prices, Mesa started a jet fuel swap program in fiscal 2009.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather, or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs in Chicago, Washington DC, Denver, Phoenix, Charlotte, New York, Cincinnati, and Honolulu. Nearly all of our flights will either originate or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be cancelled or significantly delayed. We operate a significant number of flights to and from airports with particular weather difficulties, including Chicago, Denver, New York/JFK, and Washington, DC. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

The availability of additional and/or replacement code-share partners is limited and consolidation within the airline industry could have an unknown impact on future operations.

The airline industry has undergone substantial consolidation and it may in the future undergo additional consolidation. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential code-share partners available and may adversely affect our relationships with current code-share partners. There is no assurance that our relationships with our code-share partners will survive in the event that any such code-share partner merges with another airline.

If we are unable to successfully restructure certain of our contractual obligations and commitments as described below, our cash flow from operations and available capital will not be sufficient to meet these obligations, which may require that the Company seek protection under applicable reorganization laws.

While the Company's cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company's future cash flow from operations and available capital may be negatively impacted by: (i) our ability to secure more flexible credit terms from certain of the Company's other key vendors; (ii) reduced cash payments from our code share partners related to disputed items under our agreements; (iii) the $23.2 million in aggregate remaining principal amount of senior convertible notes due 2023, which the Company may be required to repurchase on January 31, 2009 in accordance with the forbearance agreements described below; (iv) the $77.8 million in aggregate principal amount of senior convertible notes due 2024, which the Company may be required to repurchase on February 10, 2009; (v) the Company's ability to restructure certain of its aircraft lease obligations and key vendor obligations, which are in turn impacted by the Company's obligations with respect to its 2023 and 2024 notes; and (vi) the results of the Company's ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors, the Delta litigation, or the 2023 and/or 2024 notes, could give rise to covenant and payment defaults under the terms of the Company's material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company's operations and ability to operate as a going concern.

If the holders of our 6.25% Senior Convertible Notes Due 2023 exercise their right to require the Company to redeem their notes, our liquidity could be adversely affected or we may issue additional stock, which would dilute existing shareholders.

In June 2003, we completed the private placement of senior convertible notes due 2023 (the "2023 Notes"), which resulted in gross proceeds of $100.1 million ($96.9 million net). The 2023 Notes were sold at an issue price of $397.27 per note and are convertible into shares of our common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. Holders of the 2023 Notes may convert their Notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the 2023 Notes have been called for redemption; or (iv) specified corporate transactions occur.

On May 20, 2008, the Company's board of directors approved separate agreements (referred to as "Forbearance Agreements") reached by the Company with certain of the holders of the 2023 Notes. As previously disclosed in the Company's filings with the Securities and Exchange Commission, holders of the 2023 Notes had the right to require the Company to repurchase such 2023 Notes on June 16, 2008 (the "Put") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the 2023 Notes had exercised this right, the Company would have been required to repurchase the 2023 Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these separate Forbearance Agreements, holders holding approximately $77.8 million in aggregate face amount of the 2023 Notes (representing approximately 82% of the aggregate face amount of Notes outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate face amount of 2023 Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the additional right to require the Company to repurchase such 2023 Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased 2023 Notes was approximately $5.8 million, which was paid on or before May 27, 2008. In consideration for such forbearance, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of 2023 Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants were valued at $0.26 per share using the Black-Scholes model for an aggregate amount of $0.4 million. The warrants have a per share exercise price of $1.00, contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock. The Company recognized a gain in the third fiscal quarter on the repurchase of the 2023 Notes of $1.5 million, which is included in gain on extinguishment of debt in the accompanying consolidated statement of operations. In addition, the Company purchased approximately $7.0 million of the 2023 Notes at no gain or loss.

As a result of prior conversions of the 2023 Notes by noteholders, at September 30, 2008, there were approximately $23.2 million in 2023 Notes outstanding. If the holders of these 2023 Notes exercise their right to require the Company to repurchase all of their 2023 Notes on January 31, 2009, the Company will be required to repurchase such 2023 Notes for approximately $23.2 million in cash, common stock, or a combination thereof. If Mesa elects to issue shares of its common stock in lieu of cash, it must have sufficient authorized shares to meet such obligation. No assurance can be given that the Company will have sufficient shares of common stock. In addition, if Mesa elects to issue additional stock to meet this purchase obligation, this issuance would dilute existing shareholders.

If the holders of our 3.625% Senior Convertible Notes Due 2024 exercise their right to require the Company to redeem their notes, our liquidity could be materially adversely affected or we may issue additional stock, which would dilute existing shareholders.

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

On February 10, 2009, the holders of the 2024 Notes may require the Company to repurchase their 2024 Notes ("2024 Put Right") at a price of $583.40 per $1,000 note (the "2024 Put Price") plus accrued and unpaid cash interest, resulting in an aggregate principal amount due of approximately $77.8 million. The Company may pay the 2024 Put Price of the 2024 Notes in cash, common stock, or a combination thereof. The Company may not have sufficient cash reserves to pay the holders of the 2024 Notes that exercise their 2024 Put Right on February 10, 2009. If the Company elects to issue additional shares of common stock to meet its repurchase obligations, this issuance would result in substantial dilution to existing shareholders.

Our Current Stock Price Creates a NASDAQ Delisting Possibility

Our Common Stock is currently traded on the NASDAQ Global Select Market and may be delisted, which could adversely affect our business and relations with employees, customers, and others. Previously, we have received notice from the NASDAQ Stock Market that our stock price (technically, the closing bid price) has failed to maintain the minimum $1.00 per share requirement for the 30 consecutive business days preceding such notice. Previously, we have been given until March 23, 2009 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive trading days. If compliance with that rule was not demonstrated by March 23, 2009, we could appeal NASDAQ's determination to delist our securities to a NASDAQ panel or we may apply to transfer our securities to the NASDAQ Global Market or the NASDAQ Capital Market. If our application is approved, we will be afforded an additional 180 day compliance period. Recently, NASDAQ has further extended this compliance date to late June 2009. There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by NASDAQ's required deadline; that we would be granted an additional 180 day compliance period; or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period.

While there are many actions that may be taken to attempt to increase the price of our stock, two of the possibilities are a reverse stock split and a stock repurchase. At this time, we have limited capital resources available for any stock repurchase. Any such actions (even if successful) may have adverse effects on us, such as adverse reaction from employees, investors and financial markets in general, adverse publicity, and adverse reactions from customers. There are other continued listing requirements for listing on the NASDAQ Global Select Market. There can be no assurance that we will continue to meet these listing requirements.

Should our stock be delisted from the NASDAQ Global Select Market, we may apply to have our stock traded on the Over-The-Counter Bulletin Board. There can be no assurance that our common stock would be timely admitted for trading on that market. This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our stock and could further depress the price of our stock.

If we experience a lack of labor availability or strikes, it could result in a decrease of revenues due to the cancellation of flights.

The operation of our business is significantly dependent on the availability of qualified employees, including, specifically, flight crews, mechanics and avionics specialists. Historically, regional airlines have periodically experienced high pilot turnover as a result of air carriers operating larger aircraft hiring their commercial pilots. Further, the addition of aircraft, especially new aircraft types, or transferring of aircraft between operating entities can result in pilots upgrading or transitioning between aircraft types and becoming unavailable for duty during the required extensive training periods. During the first and second quarters of fiscal 2008, the Company experienced higher than average turnover as a result of hirings by major carriers. There can be no assurance that we will be able to maintain an adequate supply of qualified personnel or that labor expenses will not increase.

At September 30, 2008, we had approximately 4,113 employees, approximately 2,485 of whom are members of two labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). Our collective bargaining agreement with the ALPA became amendable in September 2007 and we recently reached a tentative agreement that is subject to a ratification vote by our pilots. Our collective bargaining agreement with the AFA became amendable in June 2006 and we are in mediated negotiations. The inability to negotiate acceptable contracts with existing unions as agreements become amendable or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. We cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on our business, financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified "cooling off" periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on our business, financial condition and results of operations.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will cause our earnings to decrease.

Labor costs constitute a significant percentage of our total operating costs. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to fixed percentages, an increase in the consumer price index or the actual increase in the contract. We are responsible for our labor costs, and we may not be entitled to receive increased payments under our code-share agreements if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings.

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

As an interstate air carrier, we are subject to the economic jurisdiction, regulation and continuing air carrier fitness requirements of the Department of Transportation ("DOT"), which include required levels of financial, managerial and regulatory fitness. The DOT is authorized to establish consumer protection regulations to prevent unfair methods of competition and deceptive practices, to prohibit certain pricing practices, to inspect a carrier's books, properties and records, to mandate conditions of carriage and to suspend an air carrier's fitness to operate. The DOT also has the power to bring proceedings for the enforcement of air carrier economic regulations, including the assessment of civil penalties, and to seek criminal sanctions.

We are also subject to the jurisdiction of the Federal Aviation Administration ("FAA") with respect to our aircraft maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate, which is subject to suspension or revocation for cause, and provides for regular inspections. The FAA also has the power to bring proceedings for the enforcement of federal aviation regulations including the assessment of civil penalties and to seek criminal sanctions.

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

Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union. Although we do not operate in the European Union, future laws or regulations such as this emissions trading scheme or other United States or foreign governmental actions applicable to our areas of operation may adversely affect our operations and financial results.

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

Congress has adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. In addition, a report by the Aviation Safety Commission, a body established by Congress, recommends the adoption of further measures aimed at improving the safety and security of air travel. We cannot forecast what additional security and safety requirements may be imposed on our operations in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant. To the extent that the costs of complying with any additional safety and security measures are not reimbursed by our code-share partners, our business, financial condition, and results of operations could be adversely affected.

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

We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed and as of September 30, 2008 the average age of our fleet, excluding Beechcraft 1900D's, is 6.6 years. However, there can be no assurance that such aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business, financial condition and results of operations.

Our fleet expansion program has required a significant increase in our leverage.

The airline business is very capital intensive and we are highly leveraged. For the year ended September 30, 2008, our debt service payments, including principal and interest, totaled $97.0 million and our aircraft lease payments totaled $227.0 million. We have significant lease obligations with respect to our aircraft and ground facilities, which aggregated approximately $1.9 billion  at September 30, 2008. As of September 30, 2008, our potential growth strategy involves the acquisition of ten more CRJ-700 regional jets. As of September 30, 2008, we had permanently financed all aircraft delivered under our agreement with Bombardier. There are no assurances that we will be able to obtain financing for the ten CRJ-700 future aircraft deliveries or find suitable used CRJ-700.

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

Our reliance upon others to provide essential services to facilitate our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities, baggage handling and personnel training. It is likely that similar agreements will be entered into in any new markets we decide to serve. All of these agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.

We are at risk of loss and adverse publicity stemming from any accident involving any of our aircraft.

If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability.

There can be no assurance that the insurance we carry to cover damages arising from any future accidents will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft. To the extent a decrease in air travelers is associated with our operations not covered by our code-share agreements, such a decrease could have a material adverse affect on our business, financial condition and results of operations.

If we become involved in any material litigation or any existing litigation is concluded in a manner adverse to us, our earnings may decline.

We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time, attention and resources. There can be no assurance regarding the outcome of current or future litigation.

On March 28, 2008 Delta notified the Company of its intent to terminate the Amended DCA among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008. Following Delta's termination notification, the Company filed a complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia (the "District Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted during the three day period ended May 29, 2008. Following the hearing, the District Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Amended DCA covering the ERJ-145 aircraft operated by Freedom Airlines, based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court. On June 27, 2008, Delta filed a notice of appeal with the 11th Circuit Court of Appeals (the "Court of Appeals") and on July 15, 2008 Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issues on appeal and oral arguments in the 11th Circuit Court of Appeals have been scheduled for January 26, 2009.

On August 1, 2008, Delta notified the Company of the termination of the Expansion DCA citing an alleged failure to meet certain contractual benchmarks contained in the Expansion DCA. Mesa has placed Delta on notice that it disputes the basis for Delta's actions and that it intends to seek all remedies available at law to challenge Delta's decision.

On August 6, 2008, Mesa filed a complaint against Delta seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understating executed between Mesa and Delta. Delta claimed its retention of these engines was justified as a means to secure recovery of certain disputed amounts related to the memorandum of understating. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta did not have a legal basis upon which to retain continued unauthorized possession of the engines. On or about August 13, 2008, Delta returned possession of the engines at issue. On August 22, 2008, Delta recorded mechanics' liens on the engines and filed a counterclaim seeking to foreclose on the liens as well as seeking certain payments allegedly related to the memorandum of understanding. Mesa's action filed in the United States District Court for the District of Arizona sought the immediate return of all engines currently in Delta's possession and/or control, forfeiture of all claimed liens, as well as damages related to Delta's improper retention of the engines. On November 12, 2008, the court heard oral arguments on Mesa's motion to dismiss Delta's purported liens and Delta's motion to foreclose on the liens. On November 14, 2008, the court ruled that Delta forfeited its lien claims as a result of its failure to comply with the timelines set out in the Georgia lien statute. The parties' competing claims for money damages are still pending before the court. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on the Company's business, financial condition and results of operations.

On October 20, 2008, Mesa filed a complaint against Mokulele Air Group, Inc. ("Mokulele") alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007.

Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging claims for breach of the code-share agreement, attempted monopolization in violation of the Sherman Anti-Trust Act and unfair competition under Hawaii statutes. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to add claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an open account, unjust enrichment, coercion, trademark infringement in violation of the Hawaii and Arizona statutes and the federal Lanham Act, misappropriation of trade secrets, deceptive trade practices and unfair competition. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duties owed to Mokulele.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Adverse rulings in any of these matters could have a negative impact on our financial performance and in some cases could have a material adverse impact on our business financial condition, results of operations and the price of our common stock.

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

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

In addition, our results under our revenue-guarantee contracts offer no meaningful guidance with respect to our future performance in running an independent airline because we have not previously operated as an independent regional jet carrier in Hawaii. We are operating under a relatively new brand that initially has limited market recognition. Future performance will depend on a number of factors, including our ability to:

    establish a brand that is attractive to our target customers;

    maintain adequate controls over our expenses;

    monitor and manage operational and financial risks;

    secure favorable terms with airports, suppliers and other contractors;

    maintain the safety and security of our operations;

    attract, retain and motivate qualified personnel; and

    react to responses from competitors who are more established in the Hawaiian markets.

If we are unable to successfully place excess aircraft it may adversely affect our operation.

We depend on our code-share partners and on the success of our other ventures to maintain our aircraft in revenue-generating operations. Currently, our excess aircraft include 4 ERJ-145s as a result of scheduled reductions under the Amended DCA and 20 Beech 1900D aircraft as a result of the Air Midwest shut down.

There are several scenarios that could result in an increase in number of excess aircraft. If our code-share partners terminate their code-share agreements, or exercise early termination provisions contained in certain code-share agreements, then the Company would face the challenge of generating ongoing revenue for these excess aircraft. If the aircraft subleased to Kunpeng Airlines or operated by go! in Hawaii are returned for any reason, then it would also cause an increase in the number of excess aircraft. In addition, the Company is currently involved in a dispute with Delta over the effectiveness of a notice issued by the Company extending the term covering 6 ERJ-145 aircraft; without the 12-month extension these aircraft are set to exit Delta Connection service in March of 2009. An increase in excess aircraft could result in our operating revenues and net income being materially adversely affected unless we are able to enter into satisfactory substitute arrangements.

Risks Related to Our Joint Venture in China

The ongoing losses of Kunpeng and our inability to timely sell our interests in this joint venture could negatively impact our operations and profitability.

On December 22, 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the "Joint Venture Agreement") with Shan Yue SRL ("Shan Yue") and Shenzhen Airlines ("Shenzhen"), pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. Our net ownership interest in Kunpeng is 44%. On September 28, 2007, Kunpeng commenced common carrier passenger service. As of September 30, 2008, Kunpeng operated five 50-seat CRJ 200 aircraft on regional routes flying out of a hub in Xian, China.

Kunpeng has incurred losses since its inception and is expected to continue to incur losses for the foreseeable future. As a result, on June 25, 2008, we entered into a letter of intent ("LOI") with Shenzhen to sell all of our equity interest in Kunpeng to Shenzhen. Negotiations with Shenzhen are ongoing and no assurance can be given that the LOI will result in a sale of our equity interest in Kunpeng to Shenzhen, or that, if such a sale were to occur, that it will be on terms acceptable to the Company. Under the proposed terms of the LOI, Mesa will receive net proceeds of approximately $4.8 million for our equity interest in Kunpeng. In addition, Shenzhen will cause Kunpeng to pay certain amounts for back due aircraft rental payments.

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

The Joint Venture Agreement is governed by the laws of China. As a result, it may not be possible to enforce our rights under the Joint Venture Agreement through litigation in a United States court in the event of a dispute arising under the Joint Venture Agreement. Moreover, even if we were able to bring litigation in a United States court, uncertainty exists as to whether the courts of China would recognize or enforce judgments of United States courts. Additionally, although China's legal system is continually evolving, we can give no assurance that we would be able to bring an original action before a court in China, or, if we were able to do so, that a court in China would render a fair and impartial verdict.

We face significant risks if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to Kunpeng's operations in China.

The Joint Venture Agreement is governed by the laws of China and Kunpeng's operations are located solely in China. Consequently, Kunpeng's results of operations, financial state of affairs and future growth are, to a significant degree, subject to China's economic, political and legal development and related uncertainties. Kunpeng's operations and results could be materially affected by a number of factors, including, but not limited to:

    changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

    confiscatory taxation;

    changes in employment restrictions;

    restrictions on imports and sources of supply;

    import duties;

    corruption;

    currency revaluation; and

    the expropriation of private enterprise.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered in the future, then Kunpeng's business could be adversely affected. Kunpeng could even be subject to the risk of nationalization, which could result in the total loss of our investment in Kunpeng. Following the Chinese government's policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by Kunpeng. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications. Any of these actions could have a material adverse effect on Kunpeng's business results of operations and the return we could derive from this investment.

Chinese laws and regulations governing Kunpeng's current business operations are sometimes vague and uncertain. Any changes in such Chinese laws and regulations may have a material and adverse effect on Kunpeng's business.

China's legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing Kunpeng's business, equity ownership, or the enforcement and performance of Kunpeng's arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on Kunpeng's business. If the relevant authorities find Kunpeng in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

    levying fines;

    revoking Kunpeng's business and other licenses;

    requiring that Kunpeng restructure its ownership or operations; and

    requiring that Kunpeng discontinue any portion or all of its business.

Kunpeng's labor costs are likely to increase as a result of changes in Chinese labor laws.

The Chinese labor market recently experienced an increase in the cost of labor. Recent changes in Chinese labor laws that became effective January 1, 2008 are likely to increase costs further and impose restrictions on Kunpeng's relationship with its employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a material adverse effect upon Kunpeng's business, financial condition and results of operations.

Whether Kunpeng will receive preferential tax treatment under Chinese law is currently unclear. If Kunpeng does not receive such preferential tax treatment, its profitability may be negatively impacted.

Prior to the adoption of the Chinese Enterprise Income Tax Law on March 16, 2007 (the "EIT Law"), Chinese income tax law provided that enterprises such as Kunpeng were entitled to receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50% reduced income tax in the third through fifth years. Kunpeng's business license was issued after adoption of the EIT Law. Accordingly, Chinese tax authorities may conclude that Kunpeng is not entitled to such preferential tax treatment.

The full tax exemption for the enterprise income tax expired on December 31, 2005 and the one-half reduction on the enterprise profit tax to 13.5% will expire on December 31, 2008. Regardless of whether Kunpeng is granted preferential tax treatment by China's tax authorities, after such tax holidays, Kunpeng's profits will be subject to the full tax rate of 25%, effective as of January 1, 2008 in accordance with the EIT Law passed in 2007.

Under the EIT Law, a uniform tax rate of 25% has been adopted for all enterprises (including foreign-invested enterprises) and several tax incentives enjoyed by foreign-invested enterprises have been cancelled. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the Chinese government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to Kunpeng at this time. Moreover, because Kunpeng's business license was issued after promulgation of the EIT Law, we can give no assurance that Chinese tax authorities will grant Kunpeng preferential tax treatment. Further, any future increase in the enterprise income tax rate applicable to Kunpeng or other adverse tax treatments would have a material adverse effect on Kunpeng's results of operations and financial condition.

Fluctuations in exchange rates of the Renminbi, or RMB, could adversely affect the value of and dividends, if any, payable on shares of Kunpeng's registered capital or otherwise impact our operations and profitability.

Since (i) Kunpeng's income and profit are mainly denominated in the Chinese Renminbi, and (ii) the payment of dividends, if any, by Kunpeng will be in Renminbi, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of our equity investment in Kunpeng and dividends payable to us by Kunpeng, in foreign currency terms. For example, to the extent that we need to convert Renminbi we receive as a profit distribution from Kunpeng, if the United States Dollar appreciates against the Renminbi, the United States Dollar equivalent of the Renminbi we convert would be reduced. Conversely, if we decide to convert our United States. Dollars into Renminbi for the purpose of making additional investment in Kunpeng and the Renminbi appreciates against the United States Dollar, the Renminbi equivalent of the United States Dollar we convert would be reduced.

As of September 30, 2008, our outstanding obligation to make additional capital contributions to Kunpeng under the Joint Venture Agreement had an aggregate fair value of approximately $28.6 million (or approximately 196,000,000 Renminibi). The potential increase in the fair value of this obligation resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.87 million at September 30, 2008.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

    establish advance notice procedures for shareholder proposals, including nominations of directors, to be considered at shareholders' meetings;

    authorize a majority of our board of directors, in certain circumstances, to fill vacancies on the board resulting from an increase in the authorized number of directors or from vacancies;

    restrict the ability of shareholders to modify the number of authorized directors; and

    restrict the ability of shareholders to call special meetings of shareholders.

In addition, Section 78.438 of the Nevada general corporation law prohibits us from entering into some business combinations with interested shareholders without the approval of our board of directors. These provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders.

Our stock price may continue to be volatile.

The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to fluctuate, including:

    our operating results failing to meet the expectations of securities analysts or investors in any quarter;

    downward revisions in securities analysts' estimates;

    material announcements by us or our competitors;

    public sales of a substantial number of shares of our common stock following the date of this report;

    governmental regulatory action; or

    adverse changes in general market conditions or economic trends.

The price of our common stock could be negatively impacted if we use shares of our common stock to satisfy our obligation to repurchase our 2023 Notes on January 31, 2009 and our 2024 Notes on February 10, 2009.

Pursuant to agreements with certain holders (the "2023 Holders") of our 2023 Notes, the 2023 Holders have the right to require us to repurchase their 2023 Notes on January 31, 2009 at a price of $397.27 per $1,000 in principal amount of 2023 Notes plus any accrued and unpaid interest. If the 2023 Holders exercise their put rights with respect to all of their 2023 Notes, the Company will be required to repurchase such 2023 Notes for approximately $23.2 million in cash, common stock, or a combination thereof.

Pursuant to the indenture governing our 2024 Notes, the holders of our 2024 Notes have the right to require us to repurchase their 2024 Notes on February 10, 2009 at a price of $583.40 per $1,000 in principal amount of 2024 Notes plus any accrued and unpaid interest. If the holders of our 2024 Notes exercise their put rights with respect to all of their 2024 Notes, the Company will be required to repurchase such 2024 Notes for approximately $77.8 million in cash, common stock, or a combination thereof.

We intend to use shares of common stock to satisfy our repurchase obligations related to the 2023 Notes and 2024 Notes.

As of September 30, 2008, we had 26,773,479 shares of our common stock issued and outstanding. Assuming we satisfy the conditions to using common stock to repurchase the 2023 Notes and 2024 Notes, and that the repurchase price is $0.26 per share of common stock, if all of the holders of 2023 Notes and 2024 Notes tender all of their notes for repurchase, we will issue approximately 89,820,769 and 299,230,769 shares of common stock to satisfy our repurchase obligations related to the 2023 Notes and 2024 Notes, respectively. Sales in the public market of the common stock issuable in satisfaction of our repurchase obligations related to the 2023 Notes and/or 2024 Notes could negatively impact the market price of our common stock.

Risk Related to Utilization of NOL Carry Forwards.

Periodically the Company conducts a valuation of the net deferred tax assets arising principally from NOL carry forwards. As a result of the valuation, the Company maintains an allowance against the net deferred tax asset of $12.2 million at September 30, 2008.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carryforwards once the corporation experiences an ownership change as defined in the rules of Section 382.  Generally, an ownership change occurs when, within a span of 36 months there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points.  If the Company should incur a future ownership change or significant equity event in the future, the Company may be limited to an annual limitation on the use of its net operating loss carryforwards.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our primary property consists of the aircraft used in the operation of our flights. The following table lists the aircraft owned and leased by the Company as of September 30, 2008:

	Number of Aircraft
				Operating on	Passenger
Type of Aircraft	Owned	Leased	Total	Sept. 30, 2008	Capacity
CRJ-200/100 Regional Jet	2	50	52	49	50	(1)
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	31	45	45	86
Embraer 145 Regional Jet	-	36	36	36	50	(2)
Beechcraft 1900D	20	-	20	-	19	(3)
Dash-8	-	16	16	16	37
Total	44	145	189	166

(1) Five CRJ-200's are currently in China in an agreement with Kunpeng airlines.
(2) Two ERJ 145 jets are currently being subleased to Trans States that began in the third quarter of 2008.
(3) Part of Mesa's Discontinued Operations (Air Midwest) includes 20 Beechcraft 1900's, which are included in our inventory although currently parked.

See "Business - Airline Operations" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for a discussion regarding the Company's aircraft fleet commitments.

In addition to aircraft, we have office and maintenance facilities to support our operations. Our facilities are summarized in the following table:

Type	Location	Ownership	Square Feet
Headquarters	Phoenix, AZ	Leased	36,000
Administration	Phoenix, AZ	Leased	24,000
Training	Mesa, AZ	Leased	21,000
Hangar/Office	Phoenix, AZ	Leased	22,000
Engine Shop & Commissary	Phoenix, AZ	Leased	25,000
RAS Office/Component Overhaul Facility	Phoenix, AZ	Leased	19,000
Customer Service Training/Storage	Phoenix, AZ	Leased	10,000
Office (East Coast)	Charlotte, NC	Leased	5,500
Hangar	Charlotte, NC	Leased	30,000
Hangar	Columbia, SC	(1)	20,000
Hangar	Columbia, SC	(1)	35,350
Hangar	Grand Junction, CO	(1)	25,000
Hangar/Office	Wichita, KS	(1)	20,000
Training/Administration	Farmington, NM	(1)	10,000
Hangar	Farmington, NM	(1)	24,000
Hangar/Office	Dubois, PA	(1)	23,000
Hangar	Orlando, FL	Leased	18,693
Office	Honolulu, HI	Leased	7,793
Hangar	Chicago, IL	Leased	16,448

(1) Building is owned, underlying land is leased.

We lease ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports we serve and staff those facilities with our personnel. Delta, United and US Airways also provide facilities, ticket handling and ground support services for us at certain airports.

Our corporate headquarters, administration and training/administrative facilities in Phoenix and Mesa, Arizona are subject to long-term leases expiring on August 31, 2012, January 1, 2014 and August 8, 2012, respectively.

In March 2008, the Company signed a lease agreement to rent approximately 24,000 square feet for administrative purposes. The lease commenced April 1, 2008 with monthly rental in the amount of $41,744 until February 2010, in which the annual rent will increase by 3% each March 1 during the remainder of the lease term.

We believe our facilities are suitable and adequate for our current and anticipated needs.

Item 3.  Legal Proceedings

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. On November 28, 2008, Mesa Air Group, Inc. ("Mesa") entered into a settlement and release agreement ("Settlement Agreement"), effective as of November 28, 2008, with certain affiliates of the Yucaipa Companies LLC (collectively, "Yucaipa"), which purchased Aloha suit in the bankruptcy case, relating to the action entitled Aloha Airlines, Inc., et al. v. Mesa Air Group, Inc. before the United States District Court for the District of Hawaii (Case No. CV 07-00007 DAE/BMK) (the "Action"). The Settlement Agreement fully and finally settles all issues and disputes that were raised, or could have been raised, by Yucaipa, Mesa, or Aloha Airlines, Inc. and Aloha Air Group Inc. (collectively, "Aloha") in connection with the Action.

Pursuant to the Settlement Agreement, Yucaipa will fully and finally released Mesa and its affiliates, and Mesa will fully and finally released Yucaipa and its affiliates, from all past, present or future claims related to the Action, including all claims unknown at the time of execution of the Settlement Agreement, and/or arising out of certain non-disclosure agreements and Mesa's introduction of flight service into the Hawaiian inter-island market. Yucaipa's release, which will be effective February 29, 2009, includes the release of any claims relating to the Action that were or could have been brought by Aloha because Yucaipa previously acquired all of Aloha's interests and rights in the Action.

In consideration for Yucaipa's release, Mesa has agreed to issue approximately 2.7 million shares of its common stock to Yucaipa and make a cash payment of $2 million to Yucaipa. Mesa has also agreed to register the shares of common stock it issues to Yucaipa with the Securities and Exchange Commission.

In addition, under the Settlement Agreement, Mesa and Yucaipa agreed to establish a licensing and profit sharing arrangement whereby, in the event that Yucaipa is able to acquire from Aloha in an upcoming bankruptcy court auction the rights to the names "Aloha" and "Aloha Airlines," Yucaipa will enter into a license agreement with Mesa to license such names to Mesa for ten years (the "Term") in exchange for royalty payments by Mesa and Mesa will pay to Yucaipa a set percentage of the pre-tax operating profits from Mesa's operations in the Hawaiian inter-island market. Specifically, for each year during the Term, Mesa will pay Yucaipa 1% of the passenger ticket revenue generated from all Hawaiian inter-island flight operations, subject to a minimum annual revenue payment of $600,000 (the "Revenue Payments"), and will also pay Yucaipa 30% of the pre-tax operating profits from Mesa's operations in the Hawaiian inter-island market less the Revenue Payments.

If Mesa ceases inter-island flight operations in Hawaii, Mesa has the right to terminate the licensing and profit sharing arrangement.  Mesa will provide Yucaipa with a $5 million promissory note payable over five years, at LIBOR +350 basis points interest, reset quarterly, that will become payable if Mesa ceases operations in the Hawaiian inter-island market or breaches the Settlement Agreement. If, at the end of the first five years of the Term, the note has not become payable as a result of Mesa's cessation of operations or breach, the principal owing on the note will decrease automatically on a straight-line basis over the remaining five years of the Term. If Mesa ceases operations in Hawaii or breaches the Settlement Agreement during the final five years of the Term, the amount payable on the note would be the principal remaining at the time of such cessation or breach. The note will be secured by a first priority lien on certain Mesa assets with a fair market value equal to 125% of the principal amount of the note.

The Settlement Agreement also provides that the parties will take certain further actions to seek the dismissal, with prejudice, of the entire Action.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008. Following Delta's termination notification, the Company filed a complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia (the "District Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom Airlines, based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court. On June 27, 2008, Delta filed a notice of appeal with the 11th Circuit Court of Appeals (the "Court of Appeals") and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issues on appeal and oral arguments in the 11th Circuit Court of Appeals have been scheduled for January 26, 2009.

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

On August 1, 2008, Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement citing an alleged failure to meet certain contractual benchmarks contained in the CRJ-900 Delta Connection Agreement. Mesa strongly denies having violated the Delta Connection Agreement and intends to challenge Delta's decision. We believe the airport hub in which the CRJ-900 aircraft are operated and the schedules created by Delta, significantly impact our ability to meet the contract performance benchmarks.

In particular, we believe the operating environment at New York's JFK airport presents significant challenges to meet the performance requirements.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understating executed between Mesa and Delta. Delta has claimed its retention of these engines was justified as a means to secure recovery of certain disputed amounts related to the memorandum of understating. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta did not have a legal basis upon which to retain continued unauthorized possession of the engines. On or about August 13, 2008, Delta returned possession of the engines at issue. On August 22, 2008, Delta recorded mechanics' liens on the engines and filed a counterclaim seeking to foreclose on the liens as well as seeking certain payments allegedly related to the memorandum of understanding. Mesa's action filed in the United States District Court for the District of Arizona sought the immediate return of all engines currently in Delta's possession and/or control, forfeiture of all claimed liens, as well as damages related to Delta's improper retention of the engines. On November 12, 2008, the Court heard oral arguments on Mesa's motion to dismiss Delta's purported liens and Delta's motion to foreclose on the liens. On November 14, 2008, the Court ruled that Delta forfeited its lien claims as a result of its failure to comply with the timelines set out in the Georgia Lien Statute. The parties' competing claims for money damages are still pending before the Court. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on our financial condition or results of operations.

On October 20, 2008, Mesa filed a complaint against Mokulele alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging claims for breach of the code-share agreement, attempted monopolization in violation of the Sherman Anti-Trust Act and unfair competition under Hawaii statutes. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to add claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an open account, unjust enrichment, coercion, trademark infringement in violation of the Hawaii and Arizona statutes and the federal Lanham Act, misappropriation of trade secrets, deceptive trade practices and unfair competition. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duties owed to Mokulele.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of Mesa common stock for the two most recent fiscal years, as reported by NASDAQ. Mesa's common stock is traded on the NASDAQ Global Market under the symbol "MESA."

	Fiscal 2008		Fiscal 2007
Quarter	High	Low	High	Low
First	$5.27	$3.09	$9.20	$7.41
Second	$3.70	$2.21	$8.71	$7.27
Third	$2.37	$0.44	$8.00	$6.61
Fourth	$0.55	$0.30	$7.09	$4.44

On September 30, 2008, we had 992 shareholders of record. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, bank financing, financial condition and other relevant factors.

Equity Compensation Plans

The following table sets forth certain information as of September 30, 2008, concerning outstanding options and rights to purchase common stock granted to participants in all of the Company's equity compensation plans (including the Outside Director's Stock Option Plan) and the number of shares of common stock remaining available for issuance under such equity compensation plans.

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,390,839	$6.41	900,517
Equity compensation plans not
approved by security holders (1)	836,000	8.49	-
Total	2,226,839	$7.19	900,517

__________

(1)

The Board of Directors adopted the 2001 Key Officer Plan on July 13, 2001. An aggregate of 2,000,000 shares are authorized for issuance under this plan. The Company's Chief Executive Officer and President are the only persons eligible to participate in the plan.

STOCK PERFORMANCE GRAPH

The following graph compares total stockholder returns of Mesa Air Group, Inc. for the five-year period ended September 30, 2008, with the total returns of the AMEX Airline Index (Peer Group) and an index of the NASDAQ Composite Index.  The graph assumes that $100 was invested September 30, 2003 in Mesa Air Group, Inc. stock and equally across all stocks included in the indices, and covers the period through September 30, 2008. Total return includes reinvestment of all dividends.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Purchases of Equity Securities

The following table sets forth information required regarding repurchases of common stock that we made during the fiscal year ended September 30, 2008:

Issuer Purchases of Equity Securities

				Maximum
				Number of
			Cumulative Number of	Shares That
	Total Number	Average Price	Shares Purchased as	May yet be
	of Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan (1)	the Plan
Three months ended December 31, 2007	1,333,369	$3.65	17,234,554	12,187,707
Three months ended March 31, 2008	718,049	$2.70	17,952,603	11,469,658
Three months ended June 30, 2008	-	$-	17,952,603	11,469,658
Three months ended September 30, 2008	-	$-	17,952,603	11,469,658

(1) Under resolutions adopted and publicly announced in December 1999, January 2001, October 2002, October 2004, April 2005, October 2005 and May 2007 our Board of Directors has authorized the repurchase, of up to an aggregate of approximately 29.4 million shares of our common stock. Purchases are made at management's discretion based on market conditions and the Company's financial resources. As of September 30, 2008 the Company has spent approximately $113.9 million to purchase and retire approximately 17.9 million shares of its outstanding common stock.

Item 6.  Selected Financial Data

Selected Financial Data and Operating Statistics

The selected Consolidated Statements of Operations and Consolidated Balance Sheet data as of and for each of the five years ended September 30, 2008, are derived from the Consolidated Financial Statements of the Company and its subsidiaries and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D 19-seat turboprop code-share operations with US Airways. All assets and liabilities and results of operations associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations.

Consolidated Statements of Operations and Consolidated Balance Sheet data as of September 30 (000's):

	2008(1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
Consolidated Statements of Operations Data - Continuing Operations:
Net operating revenues	$1,326,111	$1,298,064	$1,284,903	$1,076,005	$815,098
Operating expenses	1,316,106	1,371,836	1,182,514	943,006	741,137
Operating income (loss)	10,005	(73,772)	102,389	132,999	73,961

Interest expense	36,081	39,380	34,209	41,324	21,892
Income (loss) before income taxes	(1,412)	(108,922)	61,942	99,400	55,011
Net income (loss) from continuing operations	(5,735)	(71,538)	37,103	61,563	32,000
Net income (loss) per share-continuing operations
Basic	$(0.21)	$(2.31)	$1.11	$2.11	$1.02
Diluted	$(0.21)	$(2.31)	$(0.91)	$1.45	$0.78

Net loss from discontinued operations	$(23,425)	$(10,023)	$(3,136)	$(4,696)	$(5,718)

Consolidated Balance Sheet Data - Continuing Operations:
Working capital	$62,640	$192,916	$187,635	$225,176	$3,739
Total assets	959,205	1,226,296	1,238,213	1,167,671	1,121,537
Long-term debt, excluding current portion	420,878	561,946	500,363	589,029	500,921
Stockholders' equity	$109,657	$145,100	$264,210	$176,670	$128,904

Consolidated Operating Statistics *:
Passengers carried	13,604,915	16,393,027	14,839,701	13,088,872	10,239,915
Revenue passenger miles (000)	6,045,394	6,952,438	6,840,101	6,185,864	5,035,165
Available seat miles ("ASM") (000)	8,103,055	9,182,517	9,139,340	8,715,749	7,107,684
Block hours	498,966	616,591	571,827	571,339	513,881
Average passenger journey in miles	444	424	461	473	492
Average stage length in miles	386	364	397	389	390

Load factor	74.6%	75.7%	74.8%	71.0%	70.8%
Break-even passenger load factor	75.3%	74.6%	61.1%	53.3%	53.6%
Revenue per ASM in cents	16.8	14.9	14.6	13.0	12.6
Operating cost per ASM in cents	16.9	14.7	13.5	11.6	11.7
Average yield per revenue passenger mile in cents	22.5	19.7	19.5	18.4	17.8
Average revenue per passenger	$97.47	$82.14	$87.96	$84.25	$84.81
Aircraft in operation	159	182	191	182	180
Cities served	124	184	173	176	181
Number of employees	4,113	4,800	5,200	4,600	5,000

* Operating statistics include Air Midwest turboprop operations

(1) Net loss in fiscal 2008 includes the pretax effect of recognizing a $34.1 million credit on the $90 million bond posted for the loss contingency with Hawaiian Airlines, a pretax loss contingency of $2.8 million with Aloha Airlines, a pre-tax sale of bankruptcy stock received from US Airways of $26,780, a gain on the extinguishment of debt of $8.9 million from the purchase of certain senior convertible notes due February 2024 and June 2023 and gain on the extinguishment of debt of $5.8 million from the retirement of debt associated with the sale of 14 Beechcraft 1900D to Raytheon. In additon the net loss in fiscal 2008 includes a $9.1 million impairment charge on the remaining 20 Beechcraft 1900D, a $209,000 impairment charge on Dash 8 inventory and a $1.3 million impairment on the investment in Kunpeng, and a $10.5 million increase to the valuation allowance on deferred tax assets.
(2) Net loss in fiscal 2007 includes the pretax effect of recognizing a loss contingency, with Hawaiian Airlines, of $86.9 million, impairment of contract incentives of $25.3 million, $11.6 million of exit costs associated with the elimination of the Dash-8 JFK operations, and $6.4 million in impairment charges made to leasehold improvements related to certain aircraft under the United code-share agreement.
(3) Net income in fiscal 2006 includes a bankruptcy settlement of $12.1 million (pretax) and debt conversion costs of $13.1 million (pretax).
(4) Net income in fiscal 2005 includes the net effect of reversing certain impairment and restructuring charges of $1.3 million.
(5) Net income in fiscal 2004 includes the net effect of impairment and restructuring charges of $11.9 million (pretax).

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

Executive Overview

Fiscal 2008 was a year of challenges and modest successes for us. We reached legal settlements with both Hawaiian and Aloha Airlines. In the Hawaiian Airlines settlement, we recovered $37.5 million from a bond being held by the US Bankruptcy Court in Hawaii. Our settlement with Aloha resolved litigation and provided both parties the opportunity to benefit through a licensing agreement which allows Mesa to operate under the Aloha name. We agreed to pay Aloha $2.0 million cash, issue stock equal to 10% of our current outstanding shares and provide inter-island flight benefits to certain former Aloha employees. Mesa agreed to the terms of these settlements without admitting any wrongdoing.

Also during the fiscal year, we expanded capacity in Hawaii; available seat miles increased by 9.2% over the prior year. After only 17 months in operation we congratulated our one millionth passenger. We look forward to the opportunity to grow the Hawaiian segment of our operation.

In the first three quarters of the fiscal year we took strides to grow our fuel efficient CRJ-900 fleet flying for Delta as Freedom Airlines. We placed seven 900's into service in the first three quarters with the intent to fulfill a contract with Delta to increase the CRJ-900 fleet to a total of 14 aircraft. In August 2008, Delta notified Mesa of the termination of the CRJ-900 Delta Connection Agreement, citing an alleged failure to meet certain contractual benchmarks contained in the CRJ-900 Delta Connection Agreement. Mesa denies having violated the Delta Connection Agreement and we intend to challenge Delta's decision.

During the third quarter 2008 Mesa won a preliminary injunction in the Federal Court in Atlanta enjoining Delta Air Lines from terminating Freedom Airline's ERJ-145 contract. This injunction was in response to Delta's notification of its intent to terminate the Delta Connection Agreement as a result of Freedom's alleged failure to maintain a specified completion rate with respect to its Delta Connection flights during three months of the six-month period ended February 2008.

In May 2008 we sold 14 of our 34 Beechcraft 1900D's to Raytheon Aircraft Credit Corporation. The transaction included the elimination of $28 million of long term debt associated with the aircraft and resulted in a net gain on extinguishment of debt of $5.8 million for the Company.

Air Midwest ceased operating in all markets at the end of the third quarter 2008. This was consistent with an announcement made in fiscal 2007 of the Company's intent to do so.

In July 2008 we entered into a new Time and Material Maintenance Program with GE. This agreement terminates the terms of a previous contract for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines, settled Mesa's prior payment obligations and awarded a new exclusive 5-year contract for the maintenance repair, and overhaul of Mesa's CF34-3. In accordance with the agreement, Mesa entered into a note payable for $22.0 million in addition to a $6.0 million payment for past due receivables.

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft. As of the end of the fiscal year we had taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900's was terminated in June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft. In conjunction with this purchase agreement, Mesa has $500,000 on deposit with Bombardier that was included in lease and equipment deposits on September 30, 2008. The deposit amount is expected to be returned upon completion of permanent financing on each of the ten aircraft. On September 26, 2008, the Company and Bombardier amended the purchase agreement to return $6.0 million of the $6.5 million previously held on deposit, delayed deliveries of the 10 CRJ-700 aircraft and advanced rebates related to Bombardier's heavy maintenance service agreement.

In the third quarter of fiscal 2008 we entered into a Letter of Intent to sell our interest in Chinese carrier Kunpeng Airlines to Shenzhen Airlines, the majority shareholder, for $4.8 million. Numerous drafts of a proposed agreement were exchanged in the past two quarters. A valuation of the interest was conducted by both companies, resulting in Mesa recording a loss on its investment in Kunpeng of $1.3 million as of the end of the fiscal year. This loss reflects the expected proceeds from the sale of $4.8 million less the Company's investment of $5.8 million and estimated transaction costs of $300,000.

The Company will continue to sublease five regional jets to Kunpeng. These leases are not affected by the Letter of Intent. Total sublease revenue for fiscal 2008 was $4.4 million. At year end the Company had gross receivables from Kunpeng of approximately $2.9 million.

During the third quarter ended June 30, 2008, the Company recorded an impairment charge of $1.3 million on its investment in Kunpeng which is classified in loss from equity method investment in the consolidated statement of operations. (See Note 8). In addition, the company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore recorded an impairment charge of $9.1 million during the second quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the consolidated statement of operations. (See Note 2).

While the airline industry in general, and Mesa in particular, face a number of challenges in today's operating environment, we remain resolutely committed to returning the company to sustained profitability and delivering the best service possible to our passengers and airline partners.

Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations and Midwest Airlines and US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service ("EAS") markets on or before June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

Fleet

Aircraft at September 30:

	(1)
Type of Aircraft	2008	2007	2006
CRJ-200/100 Regional Jet	49	52	60
CRJ-700 Regional Jet	20	20	15
CRJ-900 Regional Jet	45	38	38
Embraer 145 Regional Jet	36	36	36
Beechcraft 1900D See Note 2	-	20	20
Dash-8	16	16	22
Total	166	182	191

(1) Includes Five CRJ-200's currently subleased to Kunpeng Airlines and two ERJ 145 jets subleased to
Trans States Airlines.

Rotable Spare Parts Maintenance Agreements

In fiscal 2005, we entered into a ten-year agreement with AAR Corp. (the "AAR Agreement"), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was completed in November 2005. Under the AAR agreement, AAR purchased certain of our existing rotable spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable. As of September 2007, $6.5 million remained outstanding and is due by AAR to Mesa at various dates over the next 2 years.

On April 1, 2008, AAR and Mesa entered into an agreement to settle outstanding amounts. Under the agreement Mesa owed AAR an aggregate of $5.4 million and AAR was obligated to pay Mesa $6 million in connection with AAR's acquisition of parts inventory. The amounts were offset and debt extinguished.

Summary of Financial Results - Continuing Operations

Mesa Air Group recorded a consolidated net loss from continuing operations of $5.7 million in fiscal 2008, representing a basic and diluted loss per share of $0.21. This compares to consolidated net loss from continuing operations of $71.5 million or $(2.31) per diluted share in fiscal 2007 and consolidated net income from continuing operations of $37.1 million or $.91 per diluted share in fiscal 2006.

Approximately 96% of our passenger revenue was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In fiscal 2008, approximately 95.5% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements. The remaining passenger revenues are derived from our go! operations.

Results of Continuing Operations

The following tables set forth selected operating and financial data of the Company for the years indicated below.

	Operating Data
	Years Ended September 30,
	2008	2007	2006
Passengers	13,453,831	15,993,110	14,506,666
Available seat miles ("ASM") (000's)	8,027,966	8,996,959	8,980,470
Revenue passenger miles (000's)	6,020,008	6,879,624	6,777,016
Load factor	75.0%	76.5%	75.4%
Yield per revenue passenger mile (cents)	22.0	18.9	19.0
Revenue per ASM (cents)	16.5	14.4	14.3
Operating cost per ASM (cents)	16.4	15.2	13.2
Average stage length (miles)	403	392	433
Number of operating aircraft in fleet	159	162	171
Gallons of fuel consumed	154,814,813	201,526,868	205,593,333
Block hours flown	476,368	564,379	522,884
Departures	310,956	378,291	338,888

	Operating Expense Data
	Years Ended September 30,

	2008			2007			2006
			Cost			Cost			Cost
		% of Total	per		% of Total	per		% of Total	per
	Amount	Net	ASM	Amount	Net	ASM	Amount	Net	ASM
	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)	(000s)	Revenues	(cents)
Flight operations	$364,659	27.5%	4.5	$382,504	29.5%	4.3	$368,023	28.6%	4.1
Fuel	517,907	39.1%	6.5	438,010	33.7%	4.9	446,788	34.8%	5.0
Maintenance	262,868	19.8%	3.3	254,626	19.6%	2.8	213,317	16.6%	2.4
Aircraft and traffic servicing	76,284	5.8%	1.0	82,248	6.3%	0.9	72,615	5.7%	0.8
Promotion and sales	4,682	0.4%	0.1	3,605	0.3%	-	1,990	0.2%	-
General and administrative	83,115	6.3%	1.0	71,818	5.5%	0.8	56,940	4.4%	0.6
Depreciation and amortization	37,674	2.8%	0.5	39,354	3.0%	0.4	34,939	2.7%	0.4
Loss contingency	(31,265)	(2.4)%	(0.4)	86,870	6.7%	1.0	-	-	-
Bankruptcy and vendor settlements	(27)	0.0%	-	434	(0.0)%	-	(12,098)	(0.9)%	(0.1)
Impairment and restructuring
charges (credits)	209	0.0%	-	12,367	1.0%	0.1	-	-	-
Total operating expenses	1,316,106	99.2%	16.4	1,371,836	105.7%	15.2	1,182,514	92.0%	13.2
Interest expense	(36,081)	(2.7)%	(0.4)	(39,380)	(3.0)%	(0.4)	(34,209)	(2.7)%	(0.4)
Interest income	6,511	0.5%	0.1	14,314	1.1%	0.2	12,076	0.9%	0.1
Loss from equity method investments	(5,446)	(0.4)%	(0.1)	(3,868)	(0.3)%	-	(2,490)	(0.2)%	-
Gain on extinguishment of debt	14,680	1.1%	0.2	-	-	-	-	-	-
Other income (expense)	$8,919	(0.7)%	0.1	$(6,216)	(0.5)%	(0.1)	$(15,824)	(1.2)%	(0.2)

	Segment Data

Year Ended	Mesa/
September 30, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$1,283,923	$43,718	$207,178	$(208,708)	$1,326,111
Total operating expenses	1,261,837	73,681	161,070	(180,482)	1,316,106
Operating income (loss)	$22,086	$(29,963)	$46,108	$(28,225)	$10,005

Year Ended	Mesa/
September 30, 2007 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$1,278,239	$25,654	$274,320	$(280,149)	$1,298,064
Total operating expenses	1,245,422	39,587	328,569	(241,742)	1,371,836
Operating income (loss)	$32,817	$(13,933)	$(54,249)	$(38,407)	$(73,772)

Year Ended	Mesa/
September 30, 2006 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$1,272,206	$9,165	$247,474	$(243,942)	$1,284,903
Total operating expenses	1,168,390	15,010	209,381	(210,267)	1,182,514
Operating income (loss)	$103,816	$(5,845)	$38,093	$(33,675)	$102,389

FY 2008 Versus FY 2007

Operating Revenues

In the year ended September 30, 2008, net operating revenue increased $28.0 million, or 2.2%, to $1.33 billion from $1.30 billion for the year ended September 30, 2007. Contract revenue decreased $17.1 million, or 1.3%, driven primarily by reduced aircraft in service, including the elimination of our Delta Dash-8 operation at JFK International Airport, which had contributed $32.0 million of revenue in the year ended September 30, 2007. This decrease was partially offset by fuel rates which increased $64.4 million or 15.1%.

Operating revenues for go! increased $18.1 million as a result of a 48.7% increase in average fares and a 10.0% increase in passengers. Freight and other revenue increased by $2.5 million primarily due to sublease income from our Chinese joint venture. Net operating revenue in the year ended September 30, 2007 was negatively impacted by a ($25.3) million charge for impairment of contract incentives.

Operating Expenses

Flight Operations

In the year ended September 30, 2008, flight operations expense decreased $17.8 million, or 4.7%, to $364.7 million from $382.5 million for the year ended September 30, 2007. On an ASM basis, flight operations expense increased 6.8% to 4.5 cents per ASM in the year ended September 30, 2008 from 4.3 cents per ASM in the year ended September 30, 2007. Due to certain fixed components included within flight operations, the Company was not able to reduce expenses at the same rate as ASM's decreased, resulting in the inverse relationship between the expense decrease and the increase on a per ASM basis. The decrease is primarily driven by a $9.3 million decrease in wages and employee related expenses. Additionally, there was a net $8.3 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet.

Fuel

In the year ended September 30, 2008, fuel expense increased by $79.9 million or 18.2%, to $517.9 million from $438.0 million for the year ended September 30, 2007. On an ASM basis, fuel expense increased 32.5% to 6.5 cents per ASM in the year ended September 30, 2008 from 4.9 cents per ASM in the year ended September 30, 2007. Average fuel cost per gallon increased $1.16, to an average of $3.34 per gallon for the year ended September 30, 2008 from an average of $2.18 per gallon for the year ended September 30, 2007. The cost per gallon increase resulted in a $179.5 million unfavorable price variance, of which $8.3 million related to go!. The unfavorable price variance was partially offset by a decrease in the gallons of fuel purchased in the year ended September 30, 2008, which resulted in a $99.8 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines at fifteen (including 2 large) stations. In the year ended September 30, 2008, approximately 94.8% of our fuel costs were reimbursed by our code-share partners.

In most cases under our code-share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United has now exercised this option at fifteen of the stations we operate, and as a result we no longer incur raw fuel expense but do recognize the related fuel pass-through revenue for the into-plane fees for these fifteen United stations..

Maintenance

In the year ended September 30, 2008, maintenance expense increased $8.2 million, or 3.2%, to $262.9 million from $254.6 million for the year ended September 30, 2007. On an ASM basis, maintenance expense increased 15.7% to 3.3 cents per ASM in the year ended September 30, 2008 from 2.8 cents per ASM in the year ended September 30, 2007. The increase in maintenance is primarily due to a $25.5 million increase in engine repair cost associated with the termination of power by the hour programs and lease returns. This increase was partially offset with a decrease in heavy maintenance of $8.9 million due to a new heavy maintenance contract and cancellation of base maintenance contracts, $3.0 million decrease in expendable parts, primarily volume driven, $2.1 million decrease in component repair due to new contracts, and a $1.5 million decrease in freight due to reduced contract rates and the use of two and three day shipping in place of overnight. Wages, overtime, and wage related expenses decreased $2.5 million due to a decrease in headcount and tight controls on overtime.

Aircraft and Traffic Servicing

In the year ended September 30, 2008, aircraft and traffic servicing expense decreased by $6.0 million, or 7.3%, to $76.3 million from $82.2 million for the year ended September 30, 2007. On an ASM basis, aircraft and traffic servicing expense increased 3.9% to 1.0 cent per ASM in the year ended September 30, 2008 from 0.9 cents per ASM in the year ended September 30, 2007. This decrease is related to an $7.9 million decrease from our code-share operations, offset by an increase of $1.9 million related to our go! operations.

Promotion and Sales

In the year ended September 30, 2008, promotion and sales expense increased by $1.1 million, or 29.9%, to $4.7 million from $3.6 million for the year ended September 30, 2007. The increase is primarily due to an increase in credit card and booking fees. This increase was driven by an increase in passengers, due to additional capacity and increased number of passengers. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the year ended September 30, 2008, general and administrative expense increased $11.3 million, or 15.7%, to $83.1 million from $71.8 million for the year ended September 30, 2007. The increase is primarily due to a $3.9 million increase in flight completion factor penalties involving our code-share partners, a $1.8 million increase in bad debt, and a $0.7 million increase in software expenses. Legal expenses increased by $5.7 million due to litigation involving go!, Freedom, and our Chinese joint venture. Outside services increased by $3.0 million due to professional consulting expenses, auditing fees and other outside services. Offset by, a $3.3 million decrease in wages and benefits due to an overall decrease in bonuses and executive wages in fiscal 2008 versus fiscal 2007.

Loss Contingency and Settlement of Lawsuit

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

On January 9, 2007, Aloha Airlines filed suit against Mesa in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. On November 28, 2008, Mesa Air Group, Inc. entered into a settlement and release agreement, effective as of November 28, 2008, with certain affiliates of The Yucaipa Companies LLC., which purchased Aloha suit in the bankruptcy case. The Settlement Agreement fully and finally settles all issues and disputes that were raised, or could have been raised, by Yucaipa, Mesa, or Aloha Airlines, Inc. and Aloha Air Group Inc. in connection with the Action. Pursuant to the Settlement Agreement, Yucaipa will fully and finally released Mesa and its affiliates, and Mesa will fully and finally released Yucaipa and its affiliates, from all past, present or future claims related to the Action, including all claims unknown at the time of execution of the Settlement Agreement, and/or arising out of certain non-disclosure agreements and Mesa's introduction of flight service into the Hawaiian inter-island market. In consideration for Yucaipa's release, Mesa has agreed to issue approximately 2.7 million shares of its common stock to Yucaipa and make a cash payment of $2.0 million to Yucaipa. In September 2008 $2.8 million was recorded to for the Aloha settlement; which was 2.7 million shares at $0.31 per share.

Depreciation and Amortization

In the year ended September 30, 2008, depreciation and amortization expense decreased $1.7 million, or 4.3%, to $37.7 million from $39.4 million for the year ended September 30, 2007. Although expenses associated with aircraft rotables increased by 23.0%, they were mostly offset by the cessation of depreciation on fully depreciated equipment as well as impairments, which significantly effected aircraft enhancements, aircraft depreciation, and equipment.

Bankruptcy and Vendor Settlements

In the year ended September 30, 2008, there was essentially no activity related to bankruptcy settlements. In the year ended September 30, 2008, the Company received 1,935 shares of US Airways common stock from its bankruptcy claim against US Airways, Inc. prior to its merger with America West Airlines ("Pre-Merger US Airways"). The Company sold the stock for $26,780. For the year ended September 30, 2007, the Company received approximately 48,000 shares of US Airways common stock as part of the Company's bankruptcy claim against Pre-Merger US Airways. The Company sold these shares for $2.4 million, which was offset by a $2.9 million expense in the third quarter of fiscal 2007 for an AAR component repair contract settlement.

Impairments

In fiscal 2008, in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recorded an impairment charge of $0.2 million related to the Midway inventory where the fair value was found to be less than the carrying value of the long-lived assets. In fiscal 2007, the Company recorded an impairment charge of $12.4 million related to leasehold improvements pertaining to certain aircraft under the United and Delta code share agreements where the gross undiscounted cash flows related to long-lived assets was computed and found to be less than the carrying value of the long-lived assets.

Interest Expense

In the year ended September 30, 2008, interest expense decreased $3.3 million, or 8.4%, to $36.1 million from $39.4 million for the year ended September 30, 2007. This decrease is largely attributable to lower aircraft interest rates and fewer aircraft in the fleet, which significantly reduced the total aircraft interest. Additionally, there was a decrease in convertible notes, which were $101.0 million in fiscal 2008 compared to $137.8 million in fiscal 2007 thereby decreasing the Company's interest expense.

Interest Income

In the year ended September 30, 2008, interest income decreased $7.8 million, or 54.5%, to $6.5 million from $14.3 million for the year ended September 30, 2007. The decrease in the Company's interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash and marketable securities. At September 30, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $64.9 million, which was $143.7 million less than the approximate $208.6 million balance at September 30, 2007.

Gain on Extinguishment of Debt

In the year ended September 30, 2008 the Company recognized gains on the extinguishment of debt of $14.7 million. During the quarter ended March 31, 2008 the Company purchased certain senior convertible notes due in February 2024 at a substantial discount and recorded a gain of approximately $7.4 million. In the quarter ended June 30, 2008, the Company recognized gains of $7.3 million related to the early retirement of certain senior convertible notes due in June 2023 (approximately $1.5 million) and the sale of 14 Beechcraft 1900D aircraft to Raytheon and the retirement of the associated debt on these aircraft resulting in a gain of approximately $5.8 million.

Loss from Equity Method Investments

In the year ended September 30, 2008, loss from equity method investments increased $1.5 million, to a loss of $5.4 million from a loss of $3.9 million for the year ended September 30, 2007. The increase in losses is primarily due to recognizing a greater loss for our share of our investment in a closely held airline related business in the year ended September 30, 2008 as compared to the year ended September 30, 2007, and a write-down of $0.8 million in the second quarter of fiscal 2008 related to our investment in a closely held emerging markets payment processing related business due to the improbability of recovering our investment. Additionally the Company recognized our share of losses on our investment in Kunpeng Airlines and the write down of our investment in Kunpeng in the third quarter of fiscal 2008 of $1.3 million.

Other Income (Expense)

In the year ended September 30, 2008, other income increased $15.1 million to income of $8.9 million from an expense of $6.2 million for the year ended September 30, 2007. In the third quarter of fiscal 2008 a $2.1 million gain from the termination of our sublease agreement with Big Sky was recorded. Additionally, net realized gains from the sales of investment securities increased $8.0 million in fiscal 2008, unrealized losses on investment securities decreased $3.6 million in fiscal 2008, and other net gains increased $1.4 million.

Income Taxes

In fiscal 2008, our effective tax rate changed from 34.3% for fiscal 2007 to (306.2)%. The change in our effective tax rate is primarily due to the increase in the valuation allowance on Federal and State NOL carry forwards of $10.5 million. As of September 30, 2008, we continue to evaluate the deferred tax assets and liabilities and our ability to realize on a go-forward basis.

Results of Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets therein. Air Midwest consists of Beechcraft 1900D turboprop operations, which included our independent Mesa operations, Midwest Airlines and US Airways code-share opertions. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and on or before June 30, 2008 exited all of its Essential Air Service ("EAS") markets. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operations to loss from discontinued operations. See Note 2 regarding discontinued operations.

Loss from discontinued operations for fiscal 2008 was $23.4 million, compared to a loss from discontinued operations of $10.0 million for fiscal 2007. The increase in net loss from discontinued operations in fiscal 2008 was due primarily to a decrease in revenue that was not proportional to the decrease in expense due to Air Midwest ceasing operations as of June 30, 2008. In accordance with SFAS No. 144, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the third quarter the Company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft, the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the condensed consolidated statement of operations.

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

Aircraft and Traffic Servicing

In fiscal 2007, aircraft and traffic servicing expense increased by $9.6 million, or 13.3%, to $82.2 million from $72.6 million for fiscal 2006. On an ASM basis, aircraft and traffic servicing expense increased 13.1% to 0.9 cents per ASM in fiscal 2007 from 0.8 cents per ASM in fiscal 2006. Aircraft and traffic servicing related to our code-share operations increased $4.9 million, which is primarily due to incremental operations under the Delta contract in 2007 as compared to fiscal 2006. This increase is entirely reimbursed by our contract partner Delta, as it consists of passenger related costs, rents and landings. Aircraft and traffic servicing expenses at go! increased by $4.7 million, which is due to go! including twelve months of operations for fiscal 2007 as compared to four months in fiscal 2006.Promotion and Sales

In fiscal 2007, promotion and sales expense increased by $1.6 million, or 81.2%, to $3.6 million from $2.0 million for fiscal 2006. The increase is due to go! results including twelve months of operations in fiscal year 2007 as compared to four months in fiscal 2006. We do not pay promotion and sales expenses under our regional jet revenue-guarantee contracts.

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

Depreciation and Amortization

In fiscal 2007, depreciation and amortization expense increased $4.4 million, or 12.6%, to $39.4 million from $34.9 million for fiscal 2006. The increase was primarily due to the addition of three CRJ-700 aircraft during the second quarter of 2007, as well as a full years' depreciation on aircraft purchased in fiscal 2006. In addition, depreciation and amortization increased due to go! results including twelve months of operations in fiscal year 2007 as compared to four months in fiscal 2006.

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

Impairment and Restructuring Charges

In fiscal 2007, in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company recorded an impairment charge of $12.4 million (which was in addition to the $25.3 million noted above) related to leasehold improvements pertaining to certain aircraft under the United and Delta code share agreements where the gross undiscounted cash flows related to long-lived assets was computed and found to be less than the carrying value of the long-lived assets. There were no such impairment charges in the year ended September 30, 2006.

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

Results of Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets therein. Air Midwest consists of Beechcraft 1900D turboprop operations, which included our independent Mesa operations, Midwest Airlines and US Airways code-share opertions. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and on or before June 30, 2008 exited all of its Essential Air Service ("EAS") markets. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operations to loss from discontinued operations. See Note 2 regarding discontinued operations.

Loss from discontinued operations for fiscal 2007 was $10.0 million, compared to a loss from discontinued operations of $3.1 million for fiscal 2006. The increase in net loss from discontinued operations in fiscal 2007 was due to increased maintenance costs and engine overhauls. Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations. The carrying value of all assets and liabilities of the discontinued operation approximated fair market value, therefore no adjustments related thereto have been recorded. In addition, no costs associated with exit or disposal activities as contemplated by SFAS No. 146 have been recorded.

Liquidity and Capital Resources

Sources and Uses of Cash

At September 30, 2008, we had cash, cash equivalents, and marketable securities (including restricted cash) of $64.9 million, compared to $208.6 million at September 30, 2007. Our cash and cash equivalents and marketable securities are intended to be used for working capital, capital expenditures, acquisitions, and to fund our obligations with respect to regional jet deliveries.

Sources of cash for the year ended September 30, 2008 were due primarily to cash flows from operations of $41.7 million. This positive cash flow was driven by changes in assets and liabilities including, $123.6 million of proceeds from sales of investment securities, offset by a decrease in accrued liabilities, and reduction of the loss contingency related to the judgment against go!.

Cash received from investing activities was $7.0 million driven proceeds from the sale of flight equipment of $5.8 million, decrease in other assets and net returns of lease and equipment deposits. These amounts were offset by capital expenditures of $3.5 million and an increase in restricted cash of $1.8 million.

Cash used in financing activities was $70.3 million due primarily to net reductions in long-term debt totaling $73.2 million and common stock repurchased by the Company totaling $7.1 million. These uses were partially offset by $10.0 million of proceeds from receipt of deferred credits during fiscal 2008.

As of September 30, 2008, we had net receivables of approximately $32.4 million, compared to net receivables of approximately $49.4 million as of September 30, 2007. The amounts due consist primarily of receivables due from our code-share partners, Federal Excise tax refunds on fuel, insurance proceeds, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners were 34.3% of total gross accounts receivable at September 30, 2008.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. At September 30, 2008, we have 145 aircraft on lease with remaining lease terms ranging from 1 to 16.5 years. Future minimum lease payments due under all long-term operating leases were approximately $1.9 billion at September 30, 2008.

3.625% Senior Convertible Notes due 2024

In February 2004, the Company completed the private placement of senior convertible notes (the "February 2004 Notes") due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company's wholly-owned subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company's existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The February 2004 Notes were sold at an issue price of $583.40 per note and are convertible into shares of the Company's common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company's common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes fall below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

During the second quarter ended March 31, 2008, the Company purchased certain of these senior convertible notes due February 2024 with a carrying value of approximately $22.2 million, on the open market. This debt was purchased at a significant discount, and resulted in a gain, net of broker fees, of approximately $7.4 million and is included in gain on extinguishment of debt in the consolidated statements of operations.

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

The notes were sold at an issue price of $397.27 per note and are convertible into shares of our common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the sale price of our common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. These notes became convertible in 2003. The Company may redeem the notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of the notes could have required the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note ($37.8 million in aggregate) plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

In fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the Company's Senior Convertible Notes due 2023 (the "Notes") converted their Notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6.2 million shares of Mesa common stock and also paid approximately $11.3 million in debt conversion costs to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. There were no such conversions in fiscal 2007.

On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 (the "Put") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $23.2 million in cash, common stock, or a combination thereof.

Under the terms of these separate agreements, holders holding approximately $77.8 million in aggregate face amount of the Notes (representing approximately 82% of the aggregate face amount of Notes outstanding) have agreed to forbear from exercising their Put right with respect to 75% in aggregate face amount of Notes owned by such holders (i.e., $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased Notes was approximately $5.8 million, which includes the amounts paid on or before May 27, 2008. In consideration for such forbearance, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants were valued at $.26 per share using the Black-Scholes model for an aggregate amount of $0.4 million. The warrants have a per share exercise price of $1.00, contain anti-dilution protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock. The Company recognized a gain in the third quarter on the repurchase of the Notes of $1.5 million which is included in gain on extinguishment of debt in the consolidated statement of operations. In addition, in the third quarter, the Company purchased approximately $7.0 million of these Notes at no gain or loss.

If the holders of these Notes exercise their right to require the Company to repurchase all of the Notes on January 31, 2009, the Company will be required to repurchase such Notes for approximately $23.2 million in cash, common stock, or a combination thereof.

Other Indebtedness and Obligations

In July 2008, the Company and GE entered into a note payable for $22.1 million to finance Mesa's obligation to GE under the MCMP Agreement. The debt bears interest at LIBOR plus 6% due monthly through 2012.

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

In September 2003, the Company permanently financed with Raytheon 34 Beechcraft 1900D. The debt was due in monthly payments of principal and interest at a rate of LIBOR plus 1.8% through 2011. On May 16, 2008 the Company sold 14 of its 34

Beechcraft 1900D to Raytheon and in return eliminated approximately $28 million of long-term debt due to Raytheon. At September 30, 2008 approximately $38.0 million of the remaining debt due to Raytheon on 20 Beechcraft 1900D is in discontinued operations.

Restricted Cash

As of September 30, 2008, the Company had $13.9 million in restricted cash. The company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $11.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $2.0 million relates to maintenance deposits and reserves associated with aircraft leased to Kunpeng Airlines.

Recent Developments Affecting Our Liquidity

In November 2007, we posted a $90.0 million bond in our litigation case with Hawaiian Airlines, which covers the original $80.0 million judgment, $4.7 million in legal fees, $3.4 million in interest and $1.9 million for additional costs. The bond was funded from cash on hand. See disclosure under "Litigation" for a summary of the Hawaiian Airlines litigation and the U.S. Bankruptcy Court's ruling therein. On April 30, 2008, the Company reached a settlement of its suit with Hawaiian airlines. Under the terms of the settlement and without admitting any wrong doing, Mesa received $37.5 million from the bond it had previously posted with the United States Bankruptcy Court for the District of Hawaii. Hawaiian airlines retained the remaining collateral of the bond totaling $52.5 million.

On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, the holders of the Notes had the right to require the Company to repurchase the Notes on June 16, 2008 ("the Put") at a price of $397.27 per $1,000 note ("the Put Price") plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right the company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these arrangements, holders holding approximately $77.8 million in aggregate face amount of the Notes (representing approximately 82% of the aggregate face amount of the Note outstanding) have agreed to forbear from exercising their Put Right with respect to the 75% in aggregate face amount of Notes owned by such holders (i.e. $23.3 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased Notes is approximately $6.0 million, including accrued and unpaid interest, which was paid on May 22, 2008. In consideration for such forbearance agreement, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock.) The warrants have a per share exercise price of $1.00, contain anti-dilutive protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

In the event that the holders of the Company's senior convertible notes due February 2024 exercise their right to require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay up to $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

In the event that the holders of the Company's senior convertible notes due 2023 exercise their right to require the Company to repurchase all of the Notes on January 31, 2009, the Company will be required to repurchase such Notes for approximately $23.2 million in cash, common stock, or a combination thereof.

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

Prior to the Court's ruling, Delta planned to remove from service a significant portion of the aircraft in early June 2008 and all aircraft in July 2008 and forward. Delta did not immediately reverse its plans based upon the Court's ruling. Following the court's ruling the Company and Delta reached an interim financial understanding (subject to the mutual reservation of rights) in which Delta will reimburse the Company for certain fixed and variable costs, as well as an agreed upon profit component and the majority of the ERJ-145 aircraft will remain out of service until October 2008.

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

Contractual Obligations

As of September 30, 2008, we had $597.0 million of long-term debt (including current maturities). This amount consisted of $434.0 million in notes payable related to owned aircraft used in continuing operations, $38.2 million in notes payable related to owned aircraft included in liabilities of discontinued operations, $101.0 in aggregate principal amount of our senior convertible notes due 2023 and 2024 and $23.8 million in other miscellaneous debt.

The following table sets forth our cash obligations (including principal and interest) as of September 30, 2008:

	Payment Due by Period
Obligations from Continuing Operations	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Long-term debt:
Note payable related to CRJ700s and 900s (1)	$45,206	$44,320	$43,395	$42,452	$41,420	$213,681	$430,474
2003 senior convertible debt notes (assuming no conversions) (2)	-	-	-	-	-	58,331	58,331
2004 senior convertible debt notes (assuming no conversions) (3)	1,410	-	-	-	-	133,359	134,769
Senior CR7 CR9	13,702	13,706	13,709	13,713	13,718	107,111	175,659
Subordinate CR7 CR9	2,719	2,719	5,707	3,610	-	-	14,755
Note payable related to CRJ200s (1)	3,000	3,000	3,000	3,000	-	11,952	23,952
Note payable related to supplier	6,639	6,640	6,640	5,533	-	-	25,452
Note payable related to supplier	324	324	324	324	324	594	2,214
Mortgage note payable	824	-	-	-	-	-	824
Other	25	25	25	25	-	-	100
Total long-term debt	73,849	70,734	72,800	68,657	55,462	525,028	866,530
Payments under operating leases:
Cash aircraft rental payments (1)	-	-	-	-	-	-	0
Lease payments on equipment and operating facilities	198,756	197,566	203,606	206,494	208,023	877,320	1,891,765
Total lease payments	198,756	197,566	203,606	206,494	208,023	877,320	1,891,765

Total	$272,605	$268,300	$276,406	$275,151	$263,485	$1,402,348	$2,758,295

Obligations from Discontinued Operations
Notes payable related to B1900Ds	$7,015	$18,509	$12,599	$4,307	$0	$0	$42,430

(1) Aircraft ownership costs, including depreciation and interest expense on owned aircraft and rental payments on operating leased aircraft, of aircraft flown pursuant to our guaranteed-revenue agreements are reimbursed by the applicable code-share partner.
(2) On or about May 20, 2008, the Company entered into agreements with holders representing 82% of the Notes outstanding pursuant to which co such Holders agreed to defer their put Right with respect to 75% of their Notes until January 31, 2009. In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on January 31, 2009, the Company could be obligated to pay $23.2 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.
(3) In the event that the holders of these notes exercise their right to require the Company to repurchase the notes on February 10, 2009, the Company could be obligated to pay $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.
(4) Although not included in the table, the Company has committed to contribute an additional $28.6 million to Kunpeng prior to May 16, 2009. See "Capital Contribution to Kunpeng".
(5) Although not included in the table, the Company has been requested by the 2006 investee to purchase from the 2006 investee $3 million in aggregate principal amount of notes by December 31, 2008. As of January 12, 2009, the Company has not determined whether or not it will meet this obligation.

Maintenance Commitments

In April 1997, we entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. ("PWC") for our Dash 8-200 aircraft. The contract requires us to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.

In April 2000, we entered into a 10-year engine maintenance contract with Rolls-Royce Allison ("Rolls-Royce") for its ERJ aircraft. The contract requires us to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by us and includes a 15% penalty on such amount. We do not anticipate an early termination under the contract.

In August 2005, we entered into a ten-year agreement with AAR Corp. (the "AAR Agreement"), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. Under the agreement, the Company sold certain existing spare parts inventory to AAR for $39.6 million in cash and $21.5 million in notes receivable to be paid over four years.

In July 2008, Mesa and GE terminated their agreement for Maintenance Cost Management Program dated January 15, 1997 and Amendment No 1. dated December 31, 2002 (collectively, the "MCMP Agreement"). The MCMP Agreement was for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines (i.e. CRJ-200 aircraft engines). In consideration for the termination of the MCMP Agreement, Mesa agreed to pay GE $6 million for past due receivables and executed a four-year non-negotiable promissory note with GE for the principal sum of approximately $22 million ("the Note"). The Note was executed in part, in connection with the termination of the MCMP Agreement, and in part for other past due amounts for services rendered to Mesa by GE. The Note was executed to document the payment obligations owed to GE by Mesa under the MCMP Agreement through the scheduled termination date, and does not, in any respect, evidence an obligation independent from or in addition to the obligations under the MCMP Agreement. In connection with the termination of the MCMP Agreement, in July 2008 Mesa entered into an agreement with an effective date of June 30, 2008, with GE for the maintenance repair, and overhaul of Mesa's CF34-3 (CRJ-200) engines ("2008 Agreement"). The 2008 Agreement is an exclusive 5-year agreement with respect to the maintenance, repair and overhaul of said engines.

Capital Contribution Commitment to Kunpeng

Under the terms of the Joint Venture Agreement, Shenzhen Airlines and the Company are obligated to contribute an additional RMB 204,000,000 and RMB 196,000,000 (approximately $29.8 million and $28.6 million, respectively, at September 30, 2008 to Kunpeng in accordance with Kunpeng's operational requirements as determined by Kunpeng's board of directors, but in any event, prior to May 16, 2009.

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

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Revenue Recognition

The Delta, United and US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights flown and block hours performed. The contracts also include reimbursement of certain costs incurred by us in performing flight services. These costs, known as "pass-through costs," may include aircraft ownership cost, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. We recognize revenue under our revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. We perform an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company's revenue-guarantee agreements with Delta, United and US Airways, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2008, 2007 and 2006 was $238.6 million, $261.8 million and $248.5 million, respectively, and has been included in passenger revenue on the Company's consolidated statements of operations.

Revenue from our independent operation is recognized when transportation is provided. Tickets sold but not yet used are included in air traffic liability on the consolidated balance sheets.

During the second quarter of fiscal 2007, as part of Delta's bankruptcy, we reached an agreement with Delta for an amendment to and assumption of our existing code-sharing agreement ("Amended DCA"), as well as for a new code-sharing agreement ("Expansion DCA"). The compensation structure for the Expansion DCA is similar to the structure in the Amended DCA, except that the CRJ-900 aircraft will be owned by Delta and leased to us for a nominal amount and no mark-up or incentive compensation will be paid on fuel costs above a certain level or on fuel provided by Delta. Additionally, certain major maintenance expense items (engine and airframe) will be reimbursed based on actual expenses incurred. As a result, our revenue and expenses attributable to flying the CRJ-900's will be substantially less than if we provided the aircraft.

We also received subsidies for providing scheduled air service to certain small or rural communities. Such revenue is recognized in the period in which the air service is provided. The amount of the subsidy payments is determined by the United States Department of Transportation on the basis of its evaluation of the amount of revenue needed to meet operating expenses and to provide a reasonable return on investment with respect to eligible routes. EAS rates are normally set for two-year contract periods for each city.

Allowance for Doubtful Accounts

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $10.3 million and $5.6 million at September 30, 2008 and 2007, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, our estimate of the allowance could be materially misstated. During fiscal 2008, we increased the allowance by $3.3 million to account for disputes with our code-share partners regarding the fees payable under our agreements and by $1.5 million to account for other potentially uncollectible accounts. In the fourth quarter of fiscal 2007, we reached a settlement with respect to a dispute with US Airways related to fees payable pursuant to the code-share agreement. In settlement of this dispute through July 2007, US Airways agreed to pay us a lump sum of $7.5 million plus agreed upon monthly amounts per aircraft for the period commencing in August 2007 through the balance of the agreement.

Aircraft Leases

The majority of the Company's aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company's aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company's consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company's consolidated balance sheets. In the event that the Company and/or one of its partners decide to exit an activity involving leased aircraft, losses may be incurred related to such an activity. In the event that the Company exits an activity that results in exit losses (as in the case of the Dash-8's previously discussed), these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges.

Accrued Health Care Costs

We are currently self-insured up to a cap for health care costs and as such, a reserve for the cost of claims that have not been paid as of the balance sheet dates is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our health care provider. At September 30, 2008 and 2007, we accrued $1.5 million and $2.2 million, respectively, for the cost of future health care claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future health care claims could be materially misstated.

Accrued Worker's Compensation Costs

Under our Workers Compensation program, we are self-insured up to a cap for worker's compensation claims and as such, a reserve for the cost of claims that have not been paid as of the balance sheet date is estimated. Our estimate of this reserve is based upon historical claim experience and upon the recommendations of our third-party administrator. At September 30, 2008 and 2007, we accrued $5.6 million and $2.9 million, respectively, for the cost of worker's compensation claims. If the ultimate development of these claims is significantly different than those that have been estimated, the accrual for future worker's compensation claims could be materially misstated.

Long-lived Assets, Aircraft and Parts Held for Sale

Property and equipment are stated at cost and depreciated over their estimated useful lives to their estimated salvage values using the straight-line method. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As previously discussed, we recorded significant losses in fiscal 2007 related to the impairment of long-lived assets.

Valuation of Deferred Tax Assets

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carry forward, capital loss carry forward, and state and federal net operating loss carry forward. We periodically review these assets to determine the likelihood of realization based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2008 and 2007, we had a valuation allowance of $12.2 million and $1.8 million, respectively. In 2007, the valuation was against certain state net operating loss carry forward related to the Discontinued Operations. We believe, based upon our projections that it is more-likely-than not we will not be able to generate sufficient taxable income in these jurisdictions in time to realize the benefits of these recorded deferred tax assets. As a result of continued losses in 2008 as well as uncertainties involving the settlement of certain obligations to note holders and ongoing litigation the Company determined it was more likely than not that it would not be able to utilize all of its NOLs and established a valuation allowance against the net deferred tax asset.

In the event the Company issues a significant number of shares it is possible that this will trigger a section 382 limitation on the utilization of the Company's NOL's. This could have a material impact on the Company's financial statements.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax position for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed the statutory income tax rate if we determined that (i) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefits in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the

Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities under FIN 48. No other changes resulting from implementing FIN 48 were necessary.

The tax law is subject to varied interpretation, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management believes that it will not have a material impact on the Company's consolidated financial statements.

In September, 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1 "Accounting for Planned Major Maintenance Activities." This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide "Audits of Airlines" and prohibits the use of the "accrue in advance" method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the "direct expense" method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. the Company doesn't anticipate adopting 159 at this time.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations". This Statement replaces SFAS No. 141, "Business Combinations" however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting to all transaction and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information and business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No. 141 (R) beginning in the first quarter of fiscal 2010. Management believes that it will not have a significant impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 an amendment of ARB No. 51, "Non-controlling Interests in Consolidated Financial Statements" A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal 2010. Management believes that this will not have a material impact on the Company's consolidated financial statements.

In October 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This standard expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. This statement became effective upon issuance. The Company doesn't believe that SFAS 157-3 will have a material impact on the Company's consolidated financial statements.

In October 2008, the FASB issued EITF 08-6 "Equity Method Investment Accounting Considerations", on how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and how an equity method investee's issuance of shares should be accounted for. The Company has not evaluated the impact of this issue draft on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term marketable investment portfolio. Certain of our debt obligations are variable in rate and therefore have exposure to changes in interest rates. A 10% change in interest rates would result in an approximately $3.6 million impact on interest expense. We also have investments in debt securities. If short- term interest rates were to average 10% more than they did in fiscal year 2008 interest income would be impacted by approximately $0.7 million.

We have exposure to certain market risks associated with our aircraft fuel. Aviation fuel expense is a significant expense for any air carrier and even marginal changes in the cost of fuel greatly impact a carrier's profitability. Standard industry contracts do not generally provide protection against fuel price increases, nor do they insure availability of supply. However, the Delta, United and US Airways revenue-guarantee code-share agreements allow fuel costs to be reimbursed by the code-share partner, thereby reducing our overall exposure to fuel price fluctuations. In fiscal 2008, approximately 95.5% of our fuel requirements were associated with these contracts. Each one cent change in the price of jet fuel amounts to a $0.9 million change in annual fuel costs for that portion of fuel expense that is not reimbursed by our code-share partners.

As of September 30, 2008, our outstanding obligation to make additional capital contributions to Kunpeng under the Joint Venture Agreement was RMB 196,000,000 or an aggregate fair value of approximately $28.6 million converted at September 30, 2008. The potential increase in the fair value of this obligation resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.86 million at September 30, 2008

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements
Page	57	Report of Independent Registered Public Accounting Firm.
Page	58	Consolidated Statements of Operations - Years ended September 30, 2008, 2007 and 2006.
Page	59	Consolidated Balance Sheets - September 30, 2008 and 2007.
Page	60	Consolidated Statements of Cash Flows - Years ended September 30, 2008, 2007 and 2006.
Page	62	Consolidated Statements of Stockholders' Equity - Years ended September 30, 2008, 2007 and 2006.
Page	63	Notes to Consolidated Financial Statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mesa Air Group, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the holders of the Company's Senior Convertible Notes due 2023 and Senior Convertible Notes due 2024, collectively, the "Convertible Notes" have the option of requiring the Company to repurchase the Convertible Notes on January 31, 2009 and February 10, 2009, respectively, for cash, stock or a combination thereof.

As discussed in Note 3 to the consolidated financial statements, Delta Air Lines, Inc. ("Delta") has brought an action to terminate the Company `s code-share agreement covering the ERJ-145 aircraft.

As discussed in Note 4 to the consolidated financial statements, substantially all of the Company's passenger revenue is derived from code-share agreements with Delta, United Airlines, Inc. ("United"), and America West Airlines, Inc. ("America West"), which currently operates as US Airways as a result of a merger between America West and US Airways, Inc. ("US Airways").

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 12, 2009

PART 1. FINANCIAL INFORMATION

MESA AIR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Years Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)
Operating revenues:
Passenger	$1,313,436	$1,313,220	$1,275,330
Freight and other	12,675	10,168	9,573
Gross operating revenues	1,326,111	1,323,388	1,284,903
Impairment of contract incentives	-	(25,324)	-
Total net operating revenues	1,326,111	1,298,064	1,284,903
Operating expenses:
Flight operations	364,659	382,504	368,023
Fuel	517,907	438,010	446,788
Maintenance	262,868	254,626	213,317
Aircraft and traffic servicing	76,284	82,248	72,615
Promotion and sales	4,682	3,605	1,990
General and administrative	83,115	71,818	56,940
Depreciation and amortization	37,674	39,354	34,939
Loss contingency and settlement of lawsuits	(31,265)	86,870	-
Bankruptcy and vendor settlements	(27)	434	(12,098)
Impairment and restructuring charges	209	12,367	-
Total operating expenses	1,316,106	1,371,836	1,182,514
Operating income (loss)	10,005	(73,772)	102,389
Other expense:
Interest expense	(36,081)	(39,380)	(34,209)
Interest income	6,511	14,314	12,076
Gain on extinguishment of debt	14,680	-	-
Loss from equity method investments	(5,446)	(3,868)	(2,490)
Other income (expense)	8,919	(6,216)	(15,824)
Total other expense	(11,417)	(35,150)	(40,447)
Income (loss) from continuing operations before taxes	(1,412)	(108,922)	61,942
Income tax provision (benefit)	4,323	(37,384)	24,839
Net income (loss) from continuing operations	(5,735)	(71,538)	37,103

Loss from discontinued operations, net of taxes	(23,425)	(10,023)	(3,136)
Net income (loss)	$(29,160)	$(81,561)	$33,967

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(2.31)	$1.11
Loss from discontinued operations	(0.86)	(0.32)	(0.10)
Net income (loss) per share	$(1.07)	$(2.63)	$1.01

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(2.31)	$0.91
Loss from discontinued operations	(0.86)	(0.32)	(0.07)
Net income (loss) per share	$(1.07)	$(2.63)	$0.84

See accompanying notes to consolidated financial statements

MESA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
	September 30,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,763	$72,377
Marketable securities	224	124,016
Restricted cash	13,947	12,195
Receivables, net	32,429	49,366
Income tax receivable	734	877
Expendable parts and supplies, net	31,067	35,893
Prepaid expenses	162,701	150,028
Deferred income taxes	18,379	46,123
Assets of discontinued operations	24,805	41,374
Total current assets	335,049	532,249
Property and equipment, net	577,183	627,136
Lease and equipment deposits	11,957	17,887
Equity method investments	13,697	16,364
Other assets	21,319	32,660
Total assets	$959,205	$1,226,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$137,990	$70,179
Short-term debt	-	-
Accounts payable	28,898	61,007
Air traffic liability	7,861	4,211
Accrued compensation	7,394	7,353
Income taxes payable	-	1,235
Other accrued expenses	50,646	143,836
Liabilities of discontinued operations	39,620	51,512
Total current liabilities	272,409	339,333
Long-term debt, excluding current portion	420,878	561,946
Deferred credits	116,849	118,578
Deferred income taxes	15,734	42,318
Other noncurrent liabilities	23,678	19,021
Total liabilities	849,428	1,081,196

Stockholders' equity:
Preferred stock of no par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 26,773,479 and 28,740,686 shares issued and outstanding, respectively	105,869	112,152
Retained earnings	3,788	32,948
Total stockholders' equity	109,657	145,100
Total liabilities and stockholders' equity	$959,205	$1,226,296

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(5,735)	$(71,538)	$37,103
Net loss from discontinued operations	(23,425)	(10,023)	(3,136)
Net income (loss)	(29,160)	(81,561)	33,967
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	37,658	41,243	36,537
Impairment charges	11,447	37,691	-
Deferred income taxes	1,161	(44,221)	22,988
Unrealized loss on investment securities	181	3,747	648
Loss from equity method investment	3,342	3,930	2,490
Amortization of deferred credits	(16,944)	(14,038)	(11,043)
Amortization of restricted stock awards	399	1,165	1,261
Amortization of contract incentive payments	328	1,311	3,488
(Gain) loss on sale of assets	(8,581)	526	611
Stock option expense	24	805	2,313
Debt origination costs written-off	-	-	1,800
Provision for obsolete expendable parts and supplies	2,724	2,071	559
Provision for (recovery of) doubtful accounts	6,790	4,565	(6,607)
Loss on cancellation of contracts	10,178
Gain on extinguishment of debt	(5,839)
Changes in assets and liabilities:
Net sales (purchases) of investment securities	123,611	59,003	(59,250)
Receivables	(9,726)	(12,167)	(9,447)
Income tax receivables	173	(262)	89
Expendable parts and supplies	3,350	(7,673)	542
Prepaid expenses	(6,279)	(10,554)	(41,296)
Other current assets	1,712	2,565	1,178
Contract incentive payments	-	-	(20,707)
Accounts payable	(4,825)	6,526	3,489
Income taxes payable	(1,265)	228	(227)
Loss contingency	(31,265)	86,870	-
Other accrued liabilities	(47,521)	19,901	20,060
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,673	101,671	(16,557)

See accompanying notes to consolidated financial statements.

Cash Flows from Investing Activities:
Capital expenditures	(3,477)	(29,831)	(44,561)
Proceeds from sale of flight equipment and expendable inventory	5,760	10,040	20,076
Change in restricted cash	(1,753)	(194)	(3,153)
Equity method investment	-	-	(15,000)
Investment deposits	5,938	(7,785)	-
Change in other assets	549	6,953	3,410
Net returns (payments) of lease and equipment deposits	-	9,375	(961)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	7,017	(11,442)	(40,189)

Cash Flows from Financing Activities:
Proceeds from long-term debt	28	-	-
Principal payments on long-term debt	(73,214)	(44,617)	(36,038)
Payments on financing rotable inventory	-	-	(15,882)
Proceeds from exercise of stock options and issuance of warrants	11	573	6,364
Common stock purchased and retired	(7,092)	(40,091)	(18,643)
Proceeds from receipt of deferred credits	9,963	30,705	13,095
NET CASH USED IN FINANCING ACTIVITIES	(70,304)	(53,430)	(51,104)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,614)	36,799	(107,850)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,377	35,578	143,428
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,763	$72,377	$35,578
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$35,894	$42,486	$39,132
Cash paid (refunded) for income taxes, net	1,770	2,620	(125)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Sale of aircraft for the extinguishment of debt	$20,386	$-	$-
Sale of rotable spare parts and the extinguishment of related financing	2,970	-	-
Extinguishment of debt on sale of aircraft	27,848	-	-
Receivable for credits related to aircraft financing	5,253	857	2,000
Conversion of accrued interest into equity investment	2,779	-	-
Vendor short term debt permanently financed as long-term debt	-	135,378	-
Vendor settlement of payables as long-term debt	22,099
Receivables used to extinguish accounts payables and other debt	15,094	-	-
Payables offset with receivables, inventory and other various assets due to
vendor settlement	29,348	-	-
Deferred gain on settlement of maintenance agreement	3,360	-	-
Issuance of warrants	375	-	-
Accrued purchases of property & equipment	1,448	-	-
Aircraft and engine delivered under interim financing provided by manufacturer	-	23,644	74,657
Conversion of convertible debentures to common stock	-	-	62,278
Inventory and other credits received in conjunction with aircraft financing	-	-	7,212
Note receivable received in conjunction with sale/financing of rotable spare parts inventory	-	-	18,835
Deferred gain on sale/financing of rotable spare parts inventory	-	-	2,174
Note receivable forgiven in retirement of rotable spare parts inventory	-	-	3,631
Rotable spare parts financed with long-term payable	-	-	4,157
Other assets reclassified to expendable inventory	-	-	1,677
Rotable spare parts reclassified to other assets	-	-	1,982

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)
		Common
		Stock
		and
		Additional
	Number of	Paid-In	Retained
	Shares	Capital	Earnings	Total
Balance at October 1, 2005	28,868,167	$96,128	$80,542	$176,670
Conversion of debt to equity	6,227,845	62,278	-	62,278
Exercise of stock options and warrants	1,198,720	6,364	-	6,364
Common stock purchased and retired	(2,390,679)	(18,643)	-	(18,643)
Amortization of restricted stock	-	1,261	-	1,261
Stock based compensation	-	2,313	-	2,313
Net income	-	-	33,967	33,967
Balance at September 30, 2006	33,904,053	149,701	114,509	264,210
Exercise of stock options	123,149	573	-	573
Vesting of restricted stock	184,129	-	-	-
Common stock purchased and retired	(5,470,645)	(40,092)	-	(40,092)
Amortization of restricted stock	-	1,165	-	1,165
Stock based compensation	-	805	-	805
Net Loss	-	-	(81,561)	(81,561)
Balance at September 30, 2007	28,740,686	112,152	32,948	145,100
Exercise of stock options and warrants	-	386	-	386
Issuance of restricted stock	236,091	-	-	-
Common stock purchased and retired	(2,203,298)	(7,092)	-	(7,092)
Amortization of restricted stock	-	399	-	399
Stock based compensation	-	24	-	24
Net loss	-	-	(29,160)	(29,160)
Balance at September 30, 2008	26,773,479	$105,869	$3,788	$109,657

See accompanying notes to consolidated financial statements.

MESA AIR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended September 30, 2008

1.  Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Mesa Air Group, Inc. and the following wholly-owned operating subsidiaries (collectively "Mesa" or the "Company"): Mesa Airlines, Inc. ("Mesa Airlines"), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. ("Freedom"), a Nevada corporation and certificated air carrier; Air Midwest, Inc. ("Air Midwest"), a Kansas corporation and certificated air carrier "Air Midwest, LLC, a Nevada Limited Liability Company; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. ("RAS") a California corporation; Mesa Air Group - Airline Inventory Management, LLC ("MAG-AIM"), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Mesa Air New York, Inc., a New York Corporation; Nilchii, Inc. ("Nilchii"), a Nevada corporation; MAGI Insurance, Ltd. ("MAGI"), a Barbados, West Indies based captive insurance company; and Ping Shan SRL ("Ping Shan"), a Barbados company with restricted liability. Air Midwest LLC was formed for the purpose of a contemplated conversion of Air Midwest from a corporation to a limited liability company (which has not occurred). MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs aircraft component repair and overhaul services. MAG-AIM purchases, distributes and manages the Company's inventory of rotable and expendable spare parts. Ritz Hotel Management Corp. is a Phoenix area hotel property that is used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is an independent regional airline serving 124 cities in 38 states, the District of Columbia, Canada, and Mexico. At September 30, 2008, the Company operated a fleet of 159 aircraft and had over 800 daily departures. The Company's airline operations are conducted by two regional airline subsidiaries primarily utilizing hub-and-spoke systems. Mesa Airlines operates as America West Express under a code-share agreement with America West Airlines, Inc. ("America West") which currently operates as US Airways and is referenced to herein as "US Airways;" as United Express under a code-share agreement with United Airlines, Inc. ("United"); and independently as go! The current US Airways is a result of a merger between America West and US Airways, Inc. ("Pre-Merger US Airways"). Freedom Airlines operates as Delta Connection under code-share agreements with Delta Airlines, Inc. ("Delta"). Approximately 96% of the Company's consolidated passenger revenues for 2008 were derived from operations associated with code-share agreements.

The financial arrangements between Mesa and its code-share partners involve either a revenue-guarantee or pro-rate arrangement. Under a revenue-guarantee arrangement, the major airline generally pays a monthly guaranteed amount. The US Airways jet and Dash-8 code-share agreement, the Delta agreements, and the United code-share agreement are revenue-guarantee flying agreements. Under the terms of these flying agreements, the major carrier controls marketing, scheduling, ticketing, pricing and seat inventories. The Company receives a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown plus direct reimbursement for expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce the Company's exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. The US Airways and the Pre-Merger US Airways Beechcraft 1900 agreements and an agreement with Midwest Airlines are pro-rate agreements, for which the Company receives an allocated portion of the passengers' fare and pays all of the costs of transporting the passenger.

In addition to carrying passengers, the Company carries freight and express packages on its passenger flights and has interline small cargo freight agreements with many other carriers. Mesa also has contracts with the U.S. Postal Service for carriage of mail to the cities it serves and occasionally operates charter flights when its aircraft are not otherwise used for scheduled service.

Renewal of one code-share agreement with a code-share partner does not guarantee the renewal of any other code- share agreement with the same code-share partner. The agreements with US Airways expire in 2012; the regional jet revenue-guarantee agreements with Delta expire between January 2017 and January 2018, but can be terminated earlier in November 2012; the agreement with United expires between 2010 and 2018.

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which included our independent Mesa Airlines operations and Midwest Airlines and US Airways Beechcraft 1900D code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and on or before June 30, 2008, exited all of its Essential Air Service ("EAS") markets. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operations to loss from discontinued operations. See note 2 regarding discontinued operations.

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

Prepaid Expenses

Prepaid expenses consist primarily of aircraft lease payments that are paid at the beginning of a period and subsequently amortized over the applicable period.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds the fair value of the asset. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See note 2 below.

In accordance with SFAS No. 34 "Interest Capitalization," the Company capitalizes interest on required deposits related to airplane purchase contracts. The Company capitalized approximately $0.4 million, $1.0 million and $1.1 million of interest in fiscal 2008, 2007 and 2006, respectively.

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

In the second quarter 2007, the Company recorded a $25.3 million charge for impairment of contract incentives. The debt issuance costs are amortized over the life of the senior convertible notes.

Air Traffic Liability

Air traffic liability represents the cost of tickets sold but not yet used. The Company records the revenue associated with these tickets in the period the passenger flies. Revenue from unused tickets is recognized when the tickets expire.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carry forward, capital loss carry forward, and state and federal net operating loss carryforward. We periodically review these assets to determine the likelihood of realization. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized position is made and an allowance recorded. The Company and its consolidated subsidiaries file a consolidated federal income tax return.

Deferred Credits

Deferred credits consist of aircraft purchase incentives provided by the aircraft manufacturers and deferred gains on the sale and leaseback of engines and interim financed aircraft. Purchase incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. The deferred credits and gains are amortized on a straight-line basis as a reduction of lease expense over the term of the respective leases. The Company also accounts for proceeds from settlement of a claim in the Delta bankruptcy as a deferred credit (See Note 21). This credit is amortized over the life of the Delta Connection Agreement as revenue.

Revenue Recognition

The Delta, United and US Airways regional jet code-share agreements are revenue-guarantee flying agreements. Under a revenue-guarantee arrangement, the major airline generally pays a fixed monthly minimum amount, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by Mesa in performing flight services. These costs, known as "pass-through costs," may include aircraft ownership costs, passenger and hull insurance, aircraft property taxes as well as, fuel, landing fees and catering. The Company records reimbursement of pass-through costs as revenue. In addition, the Company's code-share partners also provide, at no cost to Mesa, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by code-share partners at no cost to the Company are presented net in the Company's financial statements, hence no amounts are recorded for revenue or expense for these items. The contracts also include a profit component that may be determined based on a percentage of profits on the Mesa flown flights, a profit margin on certain reimbursable costs as well as a profit margin based on certain operational benchmarks. The Company recognizes revenue under its revenue-guarantee agreements when the transportation is provided. The majority of the revenue under these contracts is known at the end of the accounting period and is booked as actual. The Company performs an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented at the gross amount billed.

Under the Company's revenue-guarantee agreements with US Airways, United and Delta, the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," the Company has concluded that a component of its revenue under the agreements discussed above is rental income, inasmuch as the agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2008, 2007 and 2006 was $238.6 million, $261.8 million and $248.5 million, respectively, and has been included in passenger revenue on the Company's consolidated statements of operations.

Beginning in fiscal 2007, for certain large stations and code-share partners, the Company obtains fuel via a direct supply arrangement. In most cases under our code-share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United has now exercised this option at fifteen of the stations we operate, and as a result we no longer incur raw fuel expense but do recognize the related fuel pass-through revenue for the into-plane fees for these fifteen United stations.

Aircraft Leased to Other Airlines

The Company currently leases five CRJ-200 aircraft to Kunpeng Airlines and two ERJ-145 aircraft to Trans States Airlines.These leases have a five-year term and two and a half year term respectively. Both are accounted for as operating leases. Aircraft under operating leases are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases. As of September 30, 2008, the cost and accumulated depreciation of aircraft under operating leases was approximately $2.1 million and $1.4 million, respectively.

Minimum future rental income under non-cancelable operating leases are as follows (in millions):

2009	$7.9
2010	7.8
2011	5.5
2012	5.5
2013	1.0
Total	$27.7

Maintenance Expense

The Company charges the cost of engine and aircraft maintenance to expense as incurred.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding common stock equivalents such as stock options and warrants were exercised using the treasury stock method. In addition, dilutive convertible securities are included in the denominator of the computation while interest on convertible debt, net of tax, is added back to the numerator. A reconciliation of the numerator and denominator used in computing income (loss) per share is as follows:

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	27,145	30,990	33,487
Effect of dilutive outstanding stock options and warrants	*	*	1,095
Effect of restricted stock	*	*	82
Effect of dilutive outstanding convertible debt	*	*	10,704
Weighted average shares outstanding — diluted	27,145	30,990	45,368
Adjustments to net income (loss):
Net income (loss) from continuing operations	$(5,735)	$(71,538)	$37,103
Interest expense on convertible debt, net of tax	*	*	4,251
Adjusted net income (loss) from continuing operations	$(5,735)	$(71,538)	$41,354

* Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 2,226,839, 3,615,488, and 41,544 shares of common stock were outstanding during fiscal 2008, 2007 and 2006, respectively, but were excluded from the calculation of dilutive earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Stock Based Compensation

Effective October 1, 2005, the Company accounts for all stock-based compensation in accordance with the fair value recognition provisions in SFAS No. 123(R), "Share-Based Payment." Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Under SFAS No. 123(R), the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted.

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

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has two airline operating subsidiaries, Mesa Airlines and Freedom Airlines, as well as various other subsidiaries organized to provide support for the Company's airline operations. The Company has aggregated these subsidiaries into two reportable segments: Mesa Airlines/Freedom and go!. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell or lease certain assets of Air Midwest. Air Midwest consisted of our Beechraft 1900D turboprop operations. As such, the assets and liabilities and result of operations associated with Air Midwest are not included within the segment information below as they are classified as discontinued operation in the consolidated financial statements.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United, Delta and US Airways. As of September 30, 2008, Mesa Airlines and Freedom Airlines operated a fleet of 39 CRJ-200s, 20 CRJ-700s, 45 CRJ-900s, 34 EMB-145s and 16 Dash 8s.

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of September 30, 2008, go! operated a fleet of 5 CRJ-200 aircraft.

The Other category includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Air New York, Nilchii, Ping Shan and Ritz Hotel Management, all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASM's") and other operating statistics.

The Company only allocates to its operating segments those assets, specifically associated with the operation of aircraft engaged in the revenue generating activity of a segment.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefits in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities under FIN 48. There were no other changes during 2008 resulting from the implementation of FIN 48.

The tax law is subject to varied interpretation, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. As our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management believes that it will not have a material impact on the Company's consolidated financial statements.

In September, 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1 "Accounting for Planned Major Maintenance Activities." This position amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide "Audits of Airlines" and prohibits the use of the "accrue in advance" method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. Mesa currently uses the "direct expense" method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company doesn't anticipate electing the fair value option for any assets or liabilities as allowed by SFAS No. 159 at this time.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations". This Statement replaces SFAS No. 141, "Business Combinations" however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control Statement No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No. 141 (R) beginning in the first quarter of fiscal 2010. Management believes that it will not have a significant impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 an amendment of ARB No. 51, "Noncontrolling Interests in Consolidated Financial Statements" A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal 2010. Management believes that this will not have a material impact on the Company's consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This standard expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. This statement became effective upon issuance. The Company doesn't believe that SFAS 157-3 will have a material impact on the Company's consolidated financial statements.

In October 2008, the FASB issued Emerging Issues Task Force ("EITF") 08-6 "Equity Method Investment Accounting Considerations", on how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and how an equity method investee's issuance of shares should be accounted for. The Company has not evaluated the impact of this issue on the Company's consolidated financial statements.

2.  Discontinued operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consisted of Beechcraft 1900D turboprop operations, which included our independent Mesa Airlines operations and Midwest Airlines and Beechcraft 1900D US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service markets on or before June 30, 2008. In preparation for marketing the aircraft the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore, recorded an impairment charge of $9.1 million. The impairment charge is included within loss from discontinued operations in the consolidated statement of operations.

All assets and liabilities and results of operations associated with these assets have been presented in the consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS No. 144 .

During fiscal 2008, Air Midwest recorded a loss before income taxes of $23.4 million which consists of approximately $3.0 million from the early termination of a maintenance contract, $2.5 million from the write down and sale of inventory, $0.6 million for severance costs, $9.1 million from the impairment of aircraft, $0.6 million from loss on disposal of property and equipment and $7.6 million from operations.

Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Years Ended September 30,
	2008	2007	2006
	(In thousands)

Revenue	$26,918	$57,597	$52,294

Loss before income taxes	$(23,363)	$(14,326)	$(5,236)
Income tax provision (benefit)	62	(4,303)	(2,100)
Net loss from discontinued operations	$(23,425)	$(10,023)	$(3,136)

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations. As discussed in Note 14, we receive certain operating subsidies from Raytheon related to Beechcraft 1900D aircraft. This operating subsidy will decrease proportionally with the reduction of each aircraft.

Assets, including assets held for sale, and liabilities associated with the Air Midwest turboprop operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. In accordance with SFAS No. 144, depreciation and amortization related to assets held for sale ceased as of September 30, 2007. Assets and liabilities of the discontinued operations were as follows:

	September 30,
	2008	2007
	(In thousands)
Current assets	$3,654	$7,332
Property and equipment, net	20,800	33,916
Other assets	351	126
Current liabilities	(1,467)	(9,306)
Current portion of long-term debt	(5,206)	(4,126)
Long-term debt excluding current portion	(32,947)	(38,080)
Net assets of discontinued operations	$(14,815)	$(10,138)

In accordance with SFAS No. 144, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. During the third quarter, the company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft, the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the consolidated statement of operations. The remaining carrying value of all assets and liabilities of the discontinued operation approximated fair market value, therefore no adjustments related thereto have been recorded.

3. Management's Plans Regarding Going Concern

Liquidity and Going Concern Matters:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes continuing operations and the realization of assets and liabilities in the ordinary course of business. The Company expects to continue its go! operations in Hawaii, to continue to serve its three code-share partners (see Delta discussion below) and to satisfy any potential convertible debt repayments without the use of significant amounts of cash (see Convertible Notes discussion below). Accordingly, the Company believes that its projected cash flows from operations and working capital to be sufficient to meet its current operating expenses, lease obligations and debt service requirements for at least the next 12 months. The Company's business plan also focuses on further reducing costs and enhancing liquidity by instituting plans for all or some of the following; the sale of aircraft, sales and leaseback transactions for aircraft related parts, and renegotiation of credit terms from certain of the Company's key vendors.

Delta:

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia ("the Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issue on appeal and oral arguments in the 11th Circuit Court of Appeals have been scheduled for January 30, 2009.

If the District Court or Court of Appeals ultimately rules in favor of Delta and allows the termination of the Connection Agreement, management believes they will be unable to redeploy the ERJ-145s in a timely manner, or at the lease rates the Company receives under the Delta Connection Agreement in the event of any redeployment of such aircraft. As a result, if the Company is not successful in its litigation with Delta, the Company's cash flows from operations and available working capital will be insufficient to meet these cash requirements. The accompanying consolidated financial statements do not include any adjustments that might result from an unfavorable outcome in this matter.

Convertible Notes:

As of September 30, 2008, there were approximately $23.2 million in Senior Convertible Notes due 2023 and approximately $77.8 million in Senior Convertible Notes due 2024 outstanding, collectively, the "Convertible Notes". If the holders of the Convertible Notes exercise their right to require the Company to repurchase all of the Convertible Notes on January 31, 2009 and February 10, 2009, respectively, the Company will be required to repurchase such Convertible Notes in cash, common stock, or a combination thereof.

On January 6, 2009 the Company's shareholders approved the increase in the number of authorized shares of common stock to 900,000,000 shares, which management believes is a sufficient number of authorized shares to satisfy the repurchase of all the Convertible Notes if required, although management's negotiations with the Holders of the Convertible Notes are ongoing.

In the event the Company issues a significant number of shares it is possible that this will trigger a Section 382 limitation on the utilization of the Company's NOLs. This could have a material impact on the Company's financial statements. Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carryforwards once the corporation experiences an ownership change as defined in the rules of Section 382.  Generally, an ownership change occurs when, within a span of 36 months, there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points. If the Company should incur an ownership change or significant equity event in the future, the Company may be limited to an annual limitation on the use of its net operating loss carryforwards.

4.  Concentrations

The Company has code-share agreements with Delta Air Lines, US Airways and United. Approximately 96%, 98% and 98% of the Company's consolidated passenger revenue for fiscal 2008, 2007 and 2006, respectively, were derived from these agreements. Accounts receivable from the Company's code-share partners were 34.3% and 42.0% of total gross accounts receivable at September 30, 2008 and 2007, respectively.

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, we periodically review amounts past due and record a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $10.3 million and $5.6 million at September 30, 2008 and 2007, respectively. If our actual ability to collect these receivables and the actual financial viability of our partners is materially different than estimated, our estimate of the allowance could be materially misstated. During fiscal 2008, we increased the allowance by $3.3 million to account for disputes with our code-share partners regarding the fees payable under our agreements and by $1.5 million to account for other potentially uncollectible accounts. In the fourth quarter of fiscal 2007, we reached a settlement with respect to a dispute with US Airways related to fees payable pursuant to the code-share agreement. In settlement of this dispute through July 2007, US Airways agreed to pay us a lump sum of $7.5 million plus agreed upon monthly amounts per aircraft for the period commencing in August 2007 through the balance of the agreement.

Passenger revenue from continuing operations received from US Airways amounted to 48%, 44% and 53% of the Company's total passenger revenue in fiscal 2008, 2007 and 2006, respectively. A termination of the US Airways revenue-guarantee code- share agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

United accounted for approximately 29%, 35% and 36% of the Company's passenger revenue in fiscal 2008, 2007 and 2006, respectively. In most cases under our code share arrangement, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this options at 15 of the stations we operate and as a result we no longer incur fuel expense or recognnize related fuel pass-through revenue for these eight United stations. A termination of the United agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 19%, 19% and 9% of the Company's passenger revenue in fiscal 2008, 2007 and 2006, respectively. See Note 18 for further discussion regarding Delta.

5. Restricted Cash

As of September 30, 2008, the Company had $13.9 million in restricted cash. The company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $11.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $2.0 million relates to maintenance deposits and reserves associated with aircraft leased to Kunpeng Airlines. The increase in restricted cash is due to the required deposit for maintenance reserves on the five aircraft leased to Kunpeng Airlines.

As of September 30, 2007, the Company had $12.2 million in restricted cash on deposit with two financial institutions. The Company had an agreement with a financial institution for $15 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $7.2 million of outstanding letters of credit are required to be collateralized by amounts on deposit. The Company maintained $5.0 million on deposit with another financial institution to collaterialize its direct deposit payroll.

6. Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. At September 30, 2008 and 2007, the Company had $224,000 and $124.0 million respectively in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. The large decrease in marketable securities from the previous year was due to the payment of $52.8 million for the Hawaiian Airlines settlement, principal payments on long-term debt of $73.2 million and the purchase and retirement of common stock of $7.1 million. Unrealized losses relating to trading securities held at September 30, 2008 and 2007, were $12,000 and $3.8 million, respectively.

7.  Property and Equipment

Property and equipment consists of the following:

	September 30,
	2008	2007
	(In thousands)
Flight equipment, substantially pledged	$713,302	$748,395
Other equipment	32,149	28,208
Leasehold improvements	3,741	3,736
Furniture and fixtures	1,141	1,127
Buildings	2,768	2,768
Vehicles	1,484	1,435
	754,585	785,669
Less accumulated depreciation and amortization	(177,402)	(158,533)
Net property and equipment	$577,183	$627,136

8. Equity Method Investments

Equity method investments consisted of the following:
	For The Year Ended September
	2008	2007
	(In thousands)
Investment in airline company	$ 9,244	$ 9,669
Investment in payment processing company	-	1,027
Investment in Kunpeng Airlines Co., Ltd.	4,453	5,668
Total equity method investments	$ 13,697	$ 16,364

Gain (loss) from equity method investments:
	For The Year Ended September
	2008	2007	2006
	(In thousands)
Equity method loss from airline investment	$(3,204)	$(2,778)	$(2,490)
Equity method loss from payment processing company	(265)	(283)	-
Impairment loss on payment processing company	(762)	-	-
Equity method gain (loss) from Kunpeng Airlines Co., Ltd.	127	(807)	-
Impairment loss on Kunpeng Airlines Co., Ltd.	(1,342)	-	-
Loss from equity method investments	$(5,446)	$(3,868)	$(2,490)

In fiscal 2006, our wholly-owned subsidiary, Ping Shan, entered into a joint venture agreement (the "Joint Venture Agreement") with Shan Yue SRL ("Shan Yue") and Shenzhen Airlines, pursuant to which the parties agreed to form Kunpeng, an equity joint venture company organized under the laws of China. Ping Shan holds a 25% share of the registered capital of Kunpeng. Additionally, Shan Yue, a Barbados society with restricted liability, holds 24% of the registered capital of Kunpeng. Shan Yue holds 5% of the 24% interest in Kunpeng for the exclusive benefit of an unaffiliated third party. Wilmington Trust Company holds 100% of the outstanding equity of Shan Yue as trustee of Shan Yue Trust, a Delaware statutory trust. We are the sole beneficiary of Shan Yue Trust. Kunpeng's fiscal year ends on December 31st. Pursuant to the Joint Venture Agreement, Ping Shan and Shan Yue will receive 25% and 24%, respectively, of the after-tax net profit of Kunpeng, if any, at the end of the fiscal year unless Kunpeng's board of directors determines that such profits should be reinvested. Additionally, the amount of profit available for distribution will be reduced by an amount equal to allocations to a reserve fund and expansion fund of Kunpeng and a bonus and welfare fund for Kunpeng's employees, as determined by Kunpeng's board of directors. No profit will be distributed unless any cumulative deficit carried forward for previous years is made up. Kunpeng's board consists of seven members, four of whom are appointed by Shenzhen Airlines, two are appointed by Ping Shan and one is appointed by Shan Yue. As of September 30, 2008, the Company has made capital contributions totaling $6.5 million, which represents a 25% direct ownership and 19% beneficial ownership of the joint venture. On September 28, 2007 Kunpeng commenced common carrier service in China.

During the third quarter of 2008, the Company entered into a Letter of Intent ( "LOI") to sell its interest in Kunpeng to Shenzhen. As a result of the negotiated valuation of the interest by the parties set forth in the LOI, the Company recorded a loss on its investment in Kunpeng of $1.3 million during the third quarter of 2008. The loss recorded on the LOI was based on the Company's share of Kunpeng's losses through June 30, 2008. This loss reflects the expected proceeds from the sale of $4.8 million less the Company's investment of $5.8 million and estimated transaction costs of $300,000. The loss has been recorded in the gain (loss) from equity method investments in the consolidated statement of operations.

The Company also subleases five regional jets to Kunpeng. These leases are not affected by the LOI. Total sublease revenue for the year ended September 30, 2008 was $4.4 million. At September 30, 2008, the Company had gross receivables from Kunpeng of approximately $2.9 million. The settlement of these receivables in full are required by the LOI.

In fiscal 2007, we participated with a private equity fund in making an investment, through a limited liability limited partnership, in the preferred shares of a closely held emerging markets payment processing related business (the "2007 Investee"). Through our subsidiary Patar, Inc., we invested $1.3 million, which represented approximately 19.6% of the 2007 Investee's preferred stock. In fiscal 2008, due to the improbability of recovering our investment, the Company wrote-off the remaining $0.8 million of the investment.

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the "2006 Investee"). The Company, through its subsidiary Nilchii, invested $15 million, which represents approximately 20% and 11.8% of the 2006 Investee's common stock and notes, respectively. On December 17, 2008, the Company received a letter from the 2006 Investee requesting that, pursuant to the terms of the governing limited liability company agreement, the Company purchase from the 2006 Investee $3.0 million in aggregate principal amount of notes by December 31, 2008. As of January 12, 2009, the Company has not determined whether or not it will meet these obligations. In the event Company does not do so, it will suffer dilution of its equity interest in the 2006 Investee.

The Company accounts for these investments using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses of the 2006 Investee subsequent to the date of investment and reports the recognized earnings or losses in the consolidated statements of operations. The Company's share of the 2006 Investee's losses subsequent to the date of investment have exceeded the carrying value of the common stock investment, which has been reduced to zero. In accordance with EITF Issue No. 99-10, "Percentage Used to Determine the Amount of Equity Method Losses," the Company recognizes equity method losses based on the ownership level of the 2006 Investee capital held by the Company. If the carrying value of its investment in the common or preferred stock is reduced to zero, as is the case with its' 2006 airline related business investment, then equity method losses are based on the ownership level of the 2006 Investee notes held by the Company. During fiscal 2008, the Company recorded equity method losses from these investments of $3.3 million.

During fiscal 2008, approximately $2.8 million was added to the investment in the airline company related to the conversion of interest to principal. All interest on a 17% note with the airline company that has been accrued, but not paid on each annual payment date of December 31, at the option of the 2006 Investee, shall be added to the principal amount of the note and shall no longer be deemed to be accrued and unpaid.

9. Other Accrued Expenses

Other accrued expenses were as follows at September 30,

	2008	2007
	(In thousands)
Accrued property taxes	$10,466	$11,470
Accrued vacation	4,489	4,128
Accrued AAR payable	3,638	3,862
Accrued legal	3,562	1,782
Accrued excise tax	3,529	1,796
Accrued landing fees	3,373	3,637
Accrued workers compensation, net of long-term portion	2,574	2,934
Accrued interest	2,547	3,608
Hawaii legal reserve	-	86,870
Other items less than 5%	16,468	23,749

	$50,646	$143,836

On April 30, 2008, the Company reached a settlement of its suit with Hawaiian Airlines. Under the terms of the settlement and without admitting any wrong doing, Mesa received $37.5 million from the bond it had previously posted with the United States Bankruptcy court for the District of Hawaii. Hawaiian Airlines retained the remaining collateral of the bond totaling $52.5 million. This settlement did not restrict in any way go!'s ability to continue to offer services in the Hawaiian inter-island market. As a result of this settlement, the Company adjusted the contingent liability recorded in fiscal 2007 of $86.9 million and recorded a gain of $34.1 million at March 31, 2008 to reflect the amount ultimately paid.

10.  Deferred Credits

The Company accounts for purchase incentives provided by aircraft manufacturers as deferred credits. These credits are amortized over the life of the related aircraft lease as a reduction of lease expense, which is included in flight operations in the statements of operations. Purchase incentives include credits that may be used to purchase spare parts, pay for training expenses or reduce other aircraft operating costs. The Company also accounts for proceeds from settlement of a claim in the Delta bankruptcy as a deferred credit (See Note 21). This credit is amortized over the life of the Delta Connection Agreement as revenue. Deferred credits also include deferred gains on the sale and leaseback of engines and interim financed aircraft. These deferred gains are also amortized over the life of the related leases as a reduction of lease expense, which is included in flight operations in the statements of operations.

11.  Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2008	2007
	(In thousands)
Notes payable to bank, principal and interest due monthly, interest at LIBOR plus 3% (5.927% at September 30, 2008) collateralized by the underlying aircraft, due 2019. (6) (7)	$288,956	$309,646
Senior convertible notes due June 2023 (1)	23,241	37,834
Senior convertible notes due February 2024 (2)	77,802	100,000
Notes payable to manufacturer, principal and interest due monthly through 2011, interest at LIBOR plus 1.8% (7.12% at September 30, 2007), collateralized by the underlying aircraft (3)	-	30,544
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft (8)	19,826	21,384
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (5.177% at September 30, 2008), collateralized by the underlying aircraft (5)	112,643	117,609
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft (5)	12,566	14,167
Unsecured note payable to supplier, principal due semi-annually, interest at LIBOR plus 6% (8.93% at September 30, 2008), due quarterly through 2012 (4)	21,333	-
Unsecured note payable to supplier, principal and interest at 9.5% due monthly through 2015 (9)	1,624	-
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009, collateralized by Del rio Hotel	790	837
Other	87	104
Total debt	558,868	632,125
Less current portion	(137,990)	(70,179)
Long-term debt	$420,878	$561,946

Principal maturities of long-term debt for each of the next five years and thereafter are as follows:

Years Ending
September 30,
(In thousands)
2009	$ 137,990
2010	37,827
2011	43,412
2012	42,912
2013	45,127
Thereafter	251,600
$ 558,868

(1) In June 2003, the Company completed the private placement of senior convertible notes (the "2003 Notes") due 2023, which resulted in gross proceeds of $100.1 million ($96.9 million net). Cash interest is payable on these notes at a rate of 2.4829% per year on the aggregate amount due at maturity, payable semiannually in arrears on June 16 and December 16 of each year, beginning December 16, 2003, until June 16, 2008. After that date, the Company will not pay cash interest on these notes prior to maturity, and the notes will begin accruing compounded interest at a rate of 6.25% until maturity. On June 16, 2023, the maturity date of these notes, the principal amount of each note will be $1,000. The aggregate amount due at maturity, including interest accrued from June 16, 2008, would have been $252 million (see subsequent partial conversion below). The June 2003 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company's existing and future senior unsecured indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The June 2003 Notes were sold at an issue price of $397.27 per note and are convertible into shares of the Company's common stock at a conversion rate of 39.727 shares per note, which equals a conversion price of $10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company's common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) prior to June 16, 2018, the trading price for these notes falls below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. As the sale price of our common stock exceeded 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive trading day period ending September 30, 2003, these notes became convertible September 30, 2003. The Company has the right to redeem these notes, in whole or in part, beginning on June 16, 2008, at a redemption price equal to the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes had the right to require the Company to repurchase the notes on June 16, 2008 at a price of $397.27 per note ($37.8 million in aggregate) plus accrued and unpaid cash interest, if any, on June 16, 2013 at a price of $540.41 per note plus accrued and unpaid cash interest, if any, and on June 16, 2018 at a price of $735.13 per note plus accrued and unpaid cash interest, if any. Since the holders had the right to require the Company to repurchase the notes on June 16, 2008, the remaining liability, or $37.8 million has been included within current portion of long- term debt in the accompanying consolidated balance sheets at September 30, 2007. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

During fiscal 2006, holders of $156.8 million in aggregate principal amount at maturity ($62.3 million carrying amount) of the 2003 Notes converted their notes into shares of Mesa common stock. In connection with these conversions, the Company issued an aggregate of 6,227,845 shares of Mesa common stock in accordance with the terms of the indenture and also paid approximately $11.3 million to these Noteholders. The Company also wrote off $1.8 million in debt issue costs related to these notes. Amounts paid to Noteholders and the write-off of debt issue costs were recorded as other expense in the consolidated statements of operations. Under the terms of the 2003 Notes, each $1,000 of aggregate principal amount at maturity of Notes is convertible into 39.727 shares of Mesa common stock at the option of the Noteholders.

On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of 2003 Notes. As discussed above, holders of the 2003 Notes had the right to require the Company to repurchase the 2003 Notes on June 16, 2008 ("the Put") at a price of $397.27 per $1,000 note ("the Put Price") plus any accrued and unpaid cash interest. If all of the holders of the 2003 Notes had exercised this right, the Company would have been required to repurchase the 2003 Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these separate agreements, holders holding approximately $77.8 million in aggregate face amount of the 2003 Notes (representing approximately 82% of the aggregate face amount of 2003 Notes outstanding) agreed to forbear from exercising their Put right with respect to 75% in aggregate face amount of 2003 Notes owned by such holders (i.e. $23.2 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's 2003 Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such 2003 Notes on January 31, 2009. The Put Price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased 2003 Notes was approximately $5.8 million and was paid on or before May 27, 2008. In consideration for such forbearance, the Company also agreed to issues to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of 2003 Notes deferred (or an aggregate of approximately 1.46 million shares of common stock). The warrants were valued at $.26 per share using the Black-Sholes model for an aggregate amount of $0.4 million. The warrants have a per share exercise price of $1.00, contains anti-dilutive protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock. The Company recognized a gain in the third quarter on the repurchase of the 2003 Notes of $1.5 million which is included in gain on extinguishment of debt in the consolidated statement of operations. In addition, in the third quarter, the Company purchased approximately $7.0 million of these 2003 Notes at no gain or loss.

(2) In February 2004, the Company completed the private placement of senior convertible notes (the "2004 Notes") due 2024, which resulted in gross proceeds of $100.0 million ($97.0 million net). Cash interest is payable on these notes at the rate of 2.115% per year on the aggregate amount due at maturity, payable semiannually in arrears on February 10 and August 10 of each year, beginning August 10, 2004, until February 10, 2009. After that date, the Company will not pay cash interest on these notes prior to maturity, and they will begin accruing original issue discount at a rate of 3.625% until maturity. On February 10, 2024, the maturity date of these notes, the principal amount of each note will be $1,000. The amount due at maturity, including interest accrued from February 10, 2009, will be $171.4 million. Each of the Company's wholly-owned subsidiaries guarantees these notes on an unsecured senior basis. The February 2004 Notes and the note guarantees are senior unsecured obligations and rank equally with the Company's existing and future senior unsecured and unsubordinated indebtedness. These notes and the note guarantees are junior to any secured obligations of the Company and any of its wholly owned subsidiaries to the extent of the collateral pledged.

The 2004 Notes were sold at an issue price of $583.40 per note and are convertible into shares of the Company's common stock at a conversion rate of 40.3737 shares per note, which equals a conversion price of $14.45 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of these notes may convert their notes only if: (i) the sale price of the Company's common stock exceeds 110% of the accreted conversion price for at least 20 trading days in the 30 consecutive days ending on the last trading day of the preceding quarter; (ii) on or prior to February 10, 2019, the trading price for these notes fall below certain thresholds; (iii) these notes have been called for redemption; or (iv) specified corporate transactions occur. These notes are not yet convertible. The Company may redeem these notes, in whole or in part, beginning on February 10, 2009, at a redemption price equal to the sum of the issue price, plus accrued original issue discount, plus any accrued and unpaid cash interest. The holders of these notes may require the Company to repurchase the notes on February 10, 2009 at a price of $583.40 per note plus accrued and unpaid cash interest, if any, on February 10, 2014 at a price of $698.20 per note plus accrued and unpaid cash interest, if any, and on February 10, 2019 at a price of $835.58 per note plus accrued and unpaid cash interest, if any. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof.

In the event that the holders of these notes exercise their right to require the company to repurchase the notes on February 10, 2009 at a price of $583.40 per note, the Company could be obligated to pay $77.8 million in fiscal 2009. The Company may pay the purchase price of such notes in cash, common stock, or a combination thereof. During the second quarter ended March 31, 2008, the Company purchased certain of these senior convertible notes due February 2024 with a carrying value of approximately $22.2 million, on the open market. This debt was purchased at a significant discount, and resulted in a gain, net of broker fees, of approximately $7.4 million and is included in gain on extinguishment of debt in the consolidated statement of operations.

Repayment of the 2004 and 2003 Notes (collectively, the "Notes") is jointly and severally guaranteed on an unconditional basis by the Company's wholly-owned subsidiaries. Except as otherwise specified in the indentures pursuant to which the Notes were issued, there are no restrictions on the ability of such subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to the Company in certain circumstances

(3) On May 16, 2008, the Company sold 14 of its 34 Beechcraft 1900D aircraft to Raytheon Aircraft Company and Raytheon Aircraft Credit Corporation (collectively "Raytheon") pursuant to an agreement reached between the parties regarding such aircraft. The Company sold the aircraft "as is", made a payment of $500,000, and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million which is recorded in gain on extinguishment of debt in the consolidated statement of operations in the third quarter. Pursuant to the terms of the agreement Raytheon has reserved the right to rescind the agreement should certain events occur. The Company believes that the occurrence of the events which would trigger such action by Raytheon are remote.

At September 30, 2008, approximately $38.0 million of the remaining debt due to Raytheon on the remaining 20 beechcraft 1900D is included in discontinued operations.

(4) In July 2008, Mesa and General Electric ("GE") terminated their agreement for Maintenance Cost Management Program dated January 15, 1997 and Amendment No 1 dated December 31, 2002 (collectively, the "MCMP Agreement"). The MCMP Agreement was for the maintenance and repair of Mesa's owned or operated CF34-3B1 engines (i.e. CRJ- 200 aircraft engines).

In consideration for the termination of the MCMP Agreement, Mesa agreed to pay GE $6 million for past due receivables and executed a four-year non-negotiable promissory note with GE for the principal sum of approximately $22 million ("the GE Note"). The GE Note was executed in part, in connection with the termination of the MCMP Agreement, and in part for other past due amounts for services rendered to Mesa by GE. The GE Note was executed to document the payment obligations owed to GE by Mesa under the MCMP Agreement through the scheduled termination date, and does not, in any respect, evidence an obligation independent from or in addition to the obligations under the MCMP Agreement.

(5) During January 2007, the Company permanently financed three CRJ-900 and three CRJ-700 aircraft with a combination of senior and subordinated debt totaling $135.4 million. The senior debt, totaling $120.3 million, bears interest at the monthly LIBOR plus 2.25% and requires monthly principal and interest payments. The subordinated debt, totaling $15.1 million, bears interest at a fixed rate of 8.31%, and requires monthly principal and interest payments.

(6) In October 2004, the Company permanently financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments. These aircraft had originally been financed with interim debt financing from the manufacturer.

(7) In January and March 2004, the Company permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% and requires monthly principal and interest payments.

(8) In December 2003, we assumed $24.1 million of debt in connection with the purchase of two CRJ-200 aircraft in the Midway Airlines Chapter 7 bankruptcy proceedings. The debt, due in 2013, bears interest at the rate of 7% per annum through March 2008, converting to 12.5% thereafter, with principal and interest due monthly.

(9) In August 2008, the Company financed, with a supplier, $1.65 million in connection with prior accounts receivable to be paid in 84 monthly installments of $27,000 of principal plus interest at a rate of 9.494%.

Separate financial statements of the Company's subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis; the parent company does not contain any material assets or operations, the subsidiaries are jointly and severally liable for the repayment of the notes and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by the Company to be material to investors.

12.  Common Stock Purchase and Retirement

The Company's Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of September 30, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.9 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

13.  Income Taxes

Income tax expense (benefit) consists of the following:

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$-	$-	$642
State	480	2,461	680
	480	2,461	1,322
Check Figure	42,935
Deferred:
Federal	3,702	(37,933)	22,054
State	141	(1,912)	1,463
	3,843	(39,845)	23,517
	$4,323	$(37,384)	$24,839

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35% to income or loss before income taxes) is as follows:

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Computed "expected" tax expense (benefit)	$(494)	$(38,123)	$21,680
Increase (reduction) in income taxes resulting from:
State taxes, net of federal taxes	474	549	2,094
Nondeductible stock compensation expense	417	13	406
Nondeductible compensation	1,596		204
Valuation allowance	2,070
Other	260	177	455
	$4,323	$(37,384)	$24,839

Elements of deferred income tax assets (liabilities) are as follows:

	September 30,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$ 86,843	$ 55,321
Deferred credits	41,024	42,936
Other accrued expenses	12,209	1,357
Deferred gains	2,656	2,573
Other	2,589	1,400
Alternative minimum tax	3,746	3,247
Expendable parts		-
Other reserves and estimated losses	1,763	39,229
Equity in loss of unconsolidated subsidiary	3,442	2,040
Allowance for doubtful receivables	3,899	2,132
Intangibles	74	175
Unrealized trading losses	132	1,438
Equity and deferred compensation	925	2,821
123R windfall in NOLs not yet reducing current tax	(2,653)	(2,653)
Valuation allowance	(12,241)	(1,763)
Total deferred tax assets	$ 144,408	$ 150,253
Deferred tax liabilities:
Property and equipment	$ (141,763)	$ (143,488)
Other	-	(2,960)
Total deferred tax liabilities	$ (141,763)	$ (146,448)

Deferred tax assets, before valuation allowance, include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of approximately $3.7 million that do not expire and gross federal net operating loss carryforwards of approximately $229.0 million that expire in years 2017 through 2028. The Company also has tax benefits of state net operating loss carryforwards of approximately $7.0 million that expire in years 2008 and 2027. Due to requirements under SFAS 123R, a portion of recognized equity compensation includeds in the NOL carryovers previously noted are not yet recorded by the company as an adjustment to Additional Paid in Capital in the amount of $2.7 million. Recording of this asset will occur when the deductions to which it relates actually reduce current tax payable. Periodically, the Company evaluates the realization of its net deferred tax assets. As a result of this review the Company determined that a history of cumulative losses and uncertainties regarding the settlement of certain issues related to their convertible debt and section 382 limitations in the future cast sufficient doubt about the recovery of these amounts in the future. Therefore, the company has provided a valuation allowance of $12.2 million against this asset.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carryforwards once the corporation experiences an ownership change as defined in the rules of Section 382.  Generally, an ownership change occurs when, within a span of 36 months there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points.  If the Company should incur a future ownership change or significant equity event in the future, the Company may be limited to an annual limitation on the use of its net operating loss carryforwards.

14.  Raytheon Agreement

In February 2002, the Company entered into an agreement with Raytheon Aircraft Company (the "Raytheon Agreement") to, among other things, reduce the operating costs of the Company's Beechcraft 1900D fleet. In connection with the Raytheon Agreement and subject to the terms and conditions contained therein, Raytheon agreed to provide up to $5.5 million in annual operating subsidy payments to the Company contingent upon the Company continuing, in part, to fly such aircraft and remaining current on its payment obligations to Raytheon. Approximately $4.5 million and $5.2 million and $5.3 million was recorded as a reduction to flight operations during fiscal 2008, 2007 and 2006, respectively. As discussed in Note 2, the Company is attempting to sell Air Midwest or certain assets thereof, and began soliciting bids for the sale of the 20 Beechcraft 1900D aircraft used in operations by Air Midwest. This operating subsidy will decrease proportionally with the reduction of each aircraft.

15.  Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments", using the modified prospective transition method: option awards granted, modified, or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS No. 123, and compensation amounts for awards that vest will now be recognized in the Statements of Operations as an expense.

Stock-based compensation costs recognized in the financial statements for the year ended September 30, 2008 include: (a) compensation cost for all share-based payments granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share- based payments granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

As of September 30, 2008, the Company had seven stock-based incentive plans, which are described below. Generally, options are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options and restricted stock granted to employees generally vest over a three to five year period and have a contractual term of ten years. Options and restricted stock granted to directors vest over varying periods following the date of grant and have a contractual term of ten years.

The compensation cost that has been charged against income for stock options and restricted shares issued under these plans was $25,000 and $0.4 million, respectively, for fiscal 2008, and $0.8 million and $1.2 million, respectively, for fiscal 2007 and $2.3 million and $1.3 million, respectively, for fiscal 2006. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was $0.2 million for fiscal 2008.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. For the fiscal year ended September 30, 2008 the Company did not recognize any excess tax benefits due to federal and state net operating losses.

In April 1996, the Company adopted an employee stock option plan under the new management incentive program (the "1996 Stock Option Plan") that provides for the granting of options to purchase up to 2,800,000 shares of the Company's common stock at the fair value on the date of grant. On July 24, 1998, an additional 1,500,000 options were approved by the stockholders to be granted under this plan. At September 30, 2008, there were 825,132 options outstanding. No future grants will be made under this plan.

In June 1998, the Company adopted a Key Officer Stock Option Plan for compensating the Company's Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 1,600,000 shares of the Company's common stock at the fair value on the date of grant. At September 30, 2008 there were 112,533 options outstanding. There are no options available for grant under this plan.

In July 1998, the Company adopted a second stock option plan for outside directors (the "Outside Directors Plan"). This plan, as amended, provides for the grant of options to purchase up to 275,000 shares of the Company's common stock at the fair value on the date of the grant. On February 11, 2003 an additional 200,000 options were approved by the stockholders to be granted under this plan. On February 6, 2007, the stockholders approved an Amended and Restated Director Incentive Plan (the "Director Incentive Plan"), which does not increase the number of shares available for issuance under the existing Outside Directors Plan, provides for the possibility of granting restricted stock as well as options. At September 30, 2008, there were 124,873 options outstanding, 68,652 unvested restricted stock awards outstanding and 64,588 options or restricted stock awards available for future grants under this plan.

In October 2001, the Company adopted a Key Officer Stock Option Plan for compensating the Company's Chief Executive Officer and Chief Operating Officer, which provided for the grant of options to purchase up to 2,000,000 shares of the Company's common stock at the fair value on the date of grant. At September 30, 2008, there were 836,000 options outstanding and no options available for future grants under this plan.

In February 2005 the Company's stockholders approved the adoption of the 2005 Employee Stock Incentive Plan. The plan provides for the granting of options to purchase or the issuance of restricted stock of up to 1,500,000 shares of common stock to officers and key employees. At September 30, 2008, there were 328,301 options outstanding, 305,540 unvested restricted stock awards outstanding and 835,929 options or restricted stock awards available for future grants under this plan, which includes 342,371 options authorized but not issued under the 1996 Option Plan.

During fiscal 2008 the Company granted 41,325 shares of restricted shares to employees under the 2005 Employee Stock Incentive Plan. In addition, the Company granted 54,000 shares of restricted stock to outside directors under the Director Incentive Plan.

On May 27, 2008, the Company issued, to holders of the 2003 Notes, two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of 2003 Notes deferred as a result of the forbearance, (or an aggregate of approximately 1.46 million share of common stock). The warrants were valued at $.26 per share using the Black-Sholes model for an aggregate amount of $0.4 million. The warrants have a per share exercise price of $1.00, will contain anti-dilutive protection for major corporate events, such as stock splits and stock dividends, and will not be exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

The following table summarizes the restricted stock activity as of September 30, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(000s)

Restricted shares unvested at beginning of year	552,575	$ 6.88
Granted	95,325	2.89
Vested	(123,213)	7.31
Cancelled	(136,442)	6.60
Restricted shares unvested at end of year	388,245	$ 5.86

A summary of stock option award activity under the stock-based compensation plans as of September 30, 2008, 2007 and 2006 and changes during the years then ended are summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(000)		(000)		(000)
Outstanding at beginning of year	3,616	$7.43	3,917	$7.44	5,338	$6.98
Granted	-	-	-	-	69	10.61
Exercised	-	-	(101)	5.49	(1,146)	5.39
Forfeited	(357)	6.82	(167)	9.38	(140)	7.11
Expired	(1,032)	8.19	(33)	4.51	(204)	8.24
Outstanding at end of year	2,227	$7.19	3,616	$7.43	3,917	$7.44
Exercisable at end of year	2,222	$7.18	3,334	$7.51	3,185	$7.48

The Company estimates the fair value of stock options issued using the Black-Scholes-Merton option pricing model. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Historically the Company has not paid any dividends and does not anticipate paying dividends in the near future. Expected volatilities are based on historical volatility of the Company's stock. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The forfeiture rate is based on historical information and managements best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value stock option grants during the following periods:

	Year Ended September 30,
	2008 (1)	2007 (1)	2006
Dividend yield	-	-	0.0%
Expected volatility	-	-	67.7%
Risk-free interest rate	-	-	5.1%
Forfeiture rate	8.0%	9.0%	12.2%
Expected term (in years)	-	-	6.1

(1) Certain assumptions not provided as there no options were granted in fiscal 2008 and 2007

__________

There were no options granted during fiscal 2008 or 2007. The weighted average grant date fair value of options granted during fiscal 2006 was $6.72. The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was $0.0 million, $0.2  million and $3.9 million, respectively.

A summary of the status of the Company's unvested options as of September 30, 2008 and changes during the year ended September 30, 2008, is presented below:

Shares
(000)
Nonvested at October 1, 2007	281
Granted	-
Vested	(230)
Forfeited	(40)
Expired	(6)
Nonvested at September 30, 2008	5

As of September 30, 2008, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years. During fiscal year 2008 the Company did not modify any of its outstanding stock-based compensation plans.

The following table summarizes information concerning options outstanding at September 30, 2008:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.34 - $12.56	2,226,839	4.2 Years	$ 7.19	2,222,049	$ 7.18

Compensation cost for options granted prior to October 1, 2005 was recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after September 30, 2005 was recognized on a straight-line basis over the vesting period. Compensation cost for restricted stock awards are recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation for fiscal 2008, 2007 and 2006 (in thousands):

General and administrative expenses:	2008	2007	2006
Stock options expense	$ 24	$ 805	$ 2,313
Restricted stock expense	399	1,165	1,261
Total	$ 423	$ 1,970	$ 3,574

16.  Benefit Plans

The Company has a 401(k) plan covering all employees (the "Plan"). Under the Plan, employees may contribute up to 85% of their pretax annual compensation, subject to certain Internal Revenue Code limitations. Employer contributions are made at the discretion of the Board of Directors. During fiscal 2008 and 2007, the Company made matching contributions of 30% of employee contributions up to 10% of annual employee compensation. Employees are eligible to participate in the Plan upon completion of one year of service. The employee vests 20% per year in employer contributions. Employees become fully vested in employer contributions after completing six years of employment. The Company has the right to terminate the Plan at any time. Contributions by the Company to the Plan for the years ended September 30, 2008, 2007, and 2006 were approximately $1.3 million, $1.3 million, and $1.2 million , respectively.

17.  Lease Commitments

At September 30, 2008, the Company leased 145 aircraft under non-cancelable operating leases with remaining terms of up to 16.5 years. The aircraft leases require the Company to pay all taxes, maintenance, insurance and other operating expenses. The Company has the option to terminate certain of the leases at various times throughout the lease. Aggregate rental expense under all operating leases totaled approximately $208.5 million, $217.8 million and $237.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Years Ending
September 30,
(In millions)
2009	$199
2010	198
2011	204
2012	206
2013	208
Thereafter	877
Total	$1,892

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"), which requires the consolidation of variable interest entities. The majority of the Company's leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, the Company is not required to consolidate any of these trusts in applying FIN 46R. Management believes that the Company's maximum exposure under these leases is the remaining lease payments.

Under the Company's leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18.5 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.

18.  Commitments and Contingencies

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. On November 28, 2008, Mesa Air Group, Inc. ("Mesa") entered into a settlement and release agreement ("Settlement Agreement"), effective as of November 28, 2008, with certain affiliates of The Yucaipa Companies LLC (collectively, "Yucaipa") relating to the action entitled Aloha Airlines, Inc., et al. v. Mesa Air Group, Inc. before the United States District Court for the District of Hawaii (Case No. CV 07-00007 DAE/BMK) (the "Action"). The Settlement Agreement fully and finally settles all issues and disputes that were raised, or could have been raised, by Yucaipa, Mesa, or Aloha Airlines, Inc. and Aloha Air Group Inc. (collectively, "Aloha") in connection with the Action.

In connection with the Settlement Agreement, Mesa has agreed to issue approximately 2.7 million shares of its common stock to Yucaipa and make a cash payment of $2 million to Yucaipa.  Accordingly, the Company recorded a charge of approximately $2.8 million in the consolidated statements of operations in the fourth quarter of fiscal 2008.

In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft. In conjunction with this purchase agreement, Mesa had $500,000 on deposit in accordance with the Bombardier Regional Aircraft Agreement ("BRAD") that was included in lease and equipment deposits at September 30, 2008. The remaining deposits are expected to be returned upon completion of permanent financing on each of the ten aircraft.

In adopting FIN 48, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that it is probable that we would prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefits in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit. As a result of implementing FIN 48 the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities under FIN 48. There were no other changes during 2008 resulting from the implementation of FIN 48.

The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

In April 1997, the Company entered into a 10-year engine maintenance contract with Pratt & Whitney Canada Corp. ("PWC") for its Dash-8 aircraft. The contract requires Mesa to pay PWC for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate under the contract is subject to escalation based on changes in certain price indices.

During the second quarter of fiscal 2007, the Company amended a five-year heavy equipment maintenance agreement with a vendor. The agreement provides a rebate based upon annual volumes up to $10.0 million over the next five years. The agreement also includes penalties in the event our annual volumes fall below certain levels. The maximum penalty possible would be $19.0 million if our annual volumes were zero for all five years. Rebates of approximately $2.96 million have been recognized in fiscal 2008.

In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls- Royce Allison ("Rolls-Royce") for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia ("the Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issue on appeal and oral argument in the 11th Circuit Court of Appeals have been scheduled for January 30, 2009.

On April 30, 2008, the Company reached a settlement of its suit with Hawaiian Airlines. Under the terms of the settlement and without admitting any wrongdoing, Mesa received $37.5 million from the bond it had previously posted with the United States Bankruptcy Court for the District of Hawaii. Hawaiian Airlines retained the remaining collateral of the bond totaling $52.5 million. This settlement did not restrict in any way go!'s ability to continue to offer services in the Hawaiian inter-island market. As a result of this settlement, the Company adjusted the contingent liability recorded in fiscal 2007 of $86.9 million and recorded a gain of $34.1 million at March 31, 2008 to reflect the amount ultimately paid.

On May 12, 2008, the Company and a code share partner executed an Amendment to the Code Share Agreement which resolved certain commercial issues between the parties. As a result of the amendment, the Company recorded a charge of approximately $3.0 million dollars during the second quarter which is included in operating expenses in the consolidated statements of operations. In accordance with the amendment, Mesa entered into a deferred payment plan. Under this deferred payment plan if Mesa fails to make any of the payments the code share partner may reduce certain aircraft in operation.

On May 12, 2008, the Company reached a settlement agreement with MAIR Holdings, Inc., the parent company of Big Sky Airlines ("Big Sky"), in relation to the early return of ten (10) Beechcraft 1900D aircraft leased to Big Sky following Big Sky's announcement that it was ceasing operations and liquidating its assets. Pursuant to the settlement agreement, Mesa received $1.5 million from Big Sky and has retained Big Sky's security deposits and special supplemental rent. The net gain on this settlement of approximately $2.1 million is recorded in other income (expense) in the consolidated statements of operations.

On May 16, 2008, the Company sold fourteen of its 34 Beechcraft 1900D aircraft to Raytheon pursuant to an agreement reached between the parties regarding such planes. The Company sold the aircraft "as is", made a payment of $500,000 and in return Raytheon eliminated approximately $28 million of long-term debt due to Raytheon associated with such aircraft. This transaction resulted in a net gain of $5.8 million, which is recorded in extinguishment of debt in the consolidated statements of operations. Pursuant to the agreement Raytheon has reserved the right to rescind the agreement should certain events occur. The Company believes that the occurrence of the events which would trigger such action by Raytheon are remote.

On August 1, 2008, Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement citing an alleged failure to meet certain contractual benchmarks contained in the CRJ-900 Delta Connection Agreement.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understating executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts related to the memorandum of understating. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta did not have a legal basis upon which to retain continued unauthorized possession of the engines. On or about August 13, 2008, Delta returned possession of the engines at issue. On August 22, 2008, Delta recorded mechanics' liens on the engines and filed a counterclaim seeking to foreclose on the liens as well as seeking certain payments allegedly related to the MOU. Mesa's action filed in the United States District Court sought the immediate return of all engines currently in Delta's possession and/or control, forfeiture of all claimed liens, as well as damages related to Delta's improper retention of the engines. On November 12, 2008, the Court heard oral arguments on Mesa's motion to dismiss Delta's purported liens and Delta's motion to foreclose on the liens. On November 14 ,2008, the Court ruled that Delta forfeited its lien claims as a result of its failure to comply with the timelines set out in the Georgia Lien Statute. The parties' competing claims for money damages are still pending before the Court. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on our financial condition or results of operations.

On October 20, 2008, Mesa filed a complaint against Mokulele Air Group, Inc. ("Mokulele") alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging claims for breach of the code-share agreement, attempted monopolization in violation of the Sherman Anti-Trust Act and unfair competition under Hawaii statutes. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to add claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of an open account, unjust enrichment, coercion, trademark infringement in violation of the Hawaii and Arizona statutes and the federal Lanham Act, misappropriation of trade secrets, deceptive trade practices and unfair competition. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duty owed to Mokulele.

In accordance with the terms our joint venture agreement in China, we are obligated to contribute an additional RMB 196,000,000 or $28.6 million to Kunpeng in accordance with Kunpeng's operational requirements as determined by Kunpeng's board of directors, but in any event, prior to May 16, 2009.

On January 6, 2009, the Company's shareholders approved the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 900,000,000 shares.

The Company is also currently involved in a dispute with another vendor in connection with an engine maintenance agreement regarding approximately $1.8 million in unauthorized repairs performed by the vendor. The Company believes it is not obligated to make this payment. In the event the payment was found to be required, the Company will incur an additional $1.8 million in maintenance expenses.

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

19.  Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and other liabilities approximates fair market value due to the short maturity periods of these instruments. The fair value of the Company's marketable securities is based on quoted marked prices. The Company's variable rate long-term debt had a carrying value of approximately $423.0 million at September 30, 2008.

The majority of the Company's fixed rate debt is comprised of convertible notes due in June of 2023 and February 2024. These notes are mandatorily redeemable in 2009 in either cash or the Company's common stock (Note 11). There is not an active market for the Company's notes and given the current financial condition of the Company, it is not practicable to determine the fair value of the Company's fixed rate debt.

20.  Related Party Transactions

In addition to our joint venture interest in Kunpeng Airlines, the Company currently subleases five regional jets to Kunpeng and are in negotiations to sublease additional aircraft in the future. Total sublease income, which is recorded as freight and other revenue in the consolidated statements of operation, totaled $4.4 million in fiscal 2008 and $0.1 million in fiscal 2007.

Prior to September 2006, the Company provided reservation services to Europe-By-Air, Inc. The Company billed Europe-By-Air approximately $53,000 for these services during fiscal 2006. The Company did not have any billings or contractual relationships with Europe-By-Air in fiscal years 2007 and 2008. The Company's CEO, Mr. Ornstein, is a major shareholder of Europe-By-Air. In September 2006, Europe-By-Air stopped using the Company's reservation services.

The Company uses the services of the law firm of Baker & Hostetler for labor related legal services. The Company paid the firm an aggregate of $0.3 million, $0.2 million and $0.3 million for legal-related services in fiscal 2008, 2007 and 2006, respectively. Mr. Joseph Manson, a member of the Company's Board of Directors, is a partner with Baker & Hostetler.

In fiscal 2001, the Company established Regional Airline Partners ("RAP"), a political interest group formed to pursue the interests of regional airlines, communities served by regional airlines and manufacturers of regional airline equipment. RAP has been involved in various lobbying activities related to maintaining funding for the Essential Air Service program under which the Company operated the majority of its Beechcraft 1900 aircraft. Mr. Maurice Parker, a member of the Company's Board of Directors, is the Executive Director of RAP. During fiscal 2008, 2007 and 2006, the Company paid RAP's operating costs totaling approximately $272,000, $284,000 and $312,000, respectively. Included in these amounts are the wages of Mr. Parker, which amounted to $154,000, $113,000 and $119,000 in fiscal 2008, 2007 and 2006, respectively. Since inception, the Company has financed 100% of RAP's operations. Subsequent to fiscal year end 2008 and in connection with the Company's shutdown of Air Midwest, the Company has terminated all funding of RAP's operation including any wages of Mr. Parker.

The Company will enter into future business arrangements with related parties only where such arrangements are approved by a majority of disinterested directors and are on terms at least as favorable as available from unaffiliated third parties.

21.  Bankruptcy Settlements

In fiscal 2007, the Company received 48,000 shares of US Airways common stock from its Pre-Merger US Airways bankruptcy claim. These shares were sold, and proceeds of approximately $2.4 million were received. In fiscal 2006, the Company received 351,456 shares of US Airways common stock from its Pre-Merger US Airways bankruptcy claim. The Company sold the stock in the fourth quarter of fiscal 2006, and realized proceeds of $17.6 million. Proceeds of $5.5 million were first applied to existing receivables that were previously reserved and the remaining amount of $12.1 million was recorded as a bankruptcy settlement in the consolidated statements of operations. In fiscal 2008, the company sold the remaining shares with proceeds of $26,780.

In connection with an amendment to and assumption of our existing Delta Connection Agreement, ("DCA"), we received a general unsecured claim of $35.0 million as part of Delta's bankruptcy proceeding. During the third quarter of 2007 the Company received 787,261 shares of Delta stock representing approximately 89% of the total award. These shares were sold in the same quarter for approximately $16.5 million. The resulting gain was deferred and is being amortized over the remainder of the amended DCA as these amounts are viewed as a piece of the ongoing Delta contract taken as a whole.

On February 15, 2008, Mesa sold its remaining interest (i.e. 11%) in the Delta claim to Goldman Sachs Credit Partners, LP for $1,925,000.  The remaining 11% was recorded in a manner that is consistent with the recording of the first 89%, so the $1,925,000 was recorded as a deferred credit and will be amortized to revenue over the remaining term of the Delta agreement.

22.  Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company continually considers events or changes in circumstances that indicate the carrying amount of a long-term asset may not be recoverable. For the quarter ended June 30, 2008, the Company recorded an impairment charge of $1.3 million on its investment in Kunpeng which is classified in loss from equity method investment in the consolidated statements of operations (See Note 8). During the third quarter the company sold 14 of its 34 Beechcraft 1900D aircraft. In connection with these negotiations and in preparation for marketing the remaining 20 Beechcraft 1900D aircraft the Company concluded that the fair value of the remaining 20 aircraft was less than the carrying value and therefore recorded an impairment charge of $9.1 million during the quarter ended March 31, 2008. The impairment charge is included within loss from discontinued operations in the consolidated statements of operations (See Note 2)

During the second quarter of 2007, the Company evaluated two impairment cases. In each instance the gross undiscounted cash flows related to a long-term asset were computed and found to be less than the carrying value of the long-lived asset. The fair market value of the two assets was then determined and an impairment charge, equal to the excess of the carrying value over fair value, was recorded totaling $37.7 million during the second quarter.

The first impairment charge, totaling $31.7 million, relate to the unamortized balance of a $30.0 million nonrefundable cash incentive ("Incentive") paid to United prior to fiscal 2007, upon amending our code-share agreement with United (the "Amendment") and leasehold improvements relating to certain aircraft operating under the United code-share agreement. The Amendment primarily allowed us to place 30 additional aircraft with United, bringing the total aircraft under the United code share agreement to 70 and to extend the expiration dates under the existing code-share agreement with respect to certain of the other aircraft. The Incentive was included in other assets and was being amortized as a reduction to revenue over the term of the amended code share agreement. Beginning with the second quarter of fiscal 2006 we began experiencing declining margins related to this code-share and management initiated an operational analysis in the fourth quarter of fiscal 2006, which was completed in the second quarter of fiscal 2007. During the second quarter of fiscal 2007 the margins deteriorated further, resulting in management concluding that the Company will incur operating losses over the remaining term of the amended code-share agreement. The analysis determined that these losses were due primarily to increases in (1) maintenance costs from certain contractual increases in maintenance support agreements that went into effect in the second quarter of fiscal 2007; (2) lower total completion factors primarily attributable to the locations from which we operate the additional 30 aircraft added in the amended code-share agreement, resulting in higher operational costs and higher labor costs resulting from employee turnover and; (3) other underlying costs increasing at greater rates than we had originally anticipated when we entered into the amended code-share agreement. In order to determine whether or not this asset was impaired, we estimated the future gross undiscounted cash flows related to this code-share agreement and found them to be less than the asset's unamortized balance. The fair value of the asset was determined to be zero. Accordingly, an impairment charge was taken for $25.3 million during the second quarter. In addition, leasehold improvements related to certain aircraft under the United code-share agreement were evaluated for recoverability and were determined to be impaired and accordingly an impairment charge was taken for $6.4 million during the second quarter. Management is evaluating various alternatives to address the situation, however, there can be no assurance that we will be successful in our efforts.

The second impairment charge taken during the second quarter, totaling $6.0 million related to the unamortized balance of leasehold improvements for 12 Dash 8-100 aircraft operating under one of our Delta code share agreements. During the second quarter of fiscal 2007, Delta exercised it right to reduce the number of aircraft in the code share agreement by notifying the Company of its intention to remove all 12 aircraft from service by September 2007. In order to determine whether or not this asset was impaired, the Company estimated the future gross undiscounted cash flows related to these aircraft and found them to be less than the leasehold improvements' unamortized balance. Accordingly, an impairment charge of $6.0 million was taken during the second quarter.

23.  Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has two airline operating subsidiaries, Mesa Airlines and Freedom Airlines, as well as various other subsidiaries organized to provide support for the Company's airline operations. The Company has aggregated these subsidiaries into two reportable segments: Mesa Airlines / Freedom and go!. Operating revenues in the Other segment are primarily sales of rotable and expendable parts to the Company's operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines. In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of turboprop operations, which includes our independent Mesa operations, Midwest Airlines code-share operations, and our Beechcraft 1900D turboprop code-share operations with US Airways. As such, the assets and liabilities and results of operations associated with Air Midwest are not included within the segment information table below.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United, Delta and US Airways. As of September 30, 2008, Mesa Airlines and Freedom Airlines operated a fleet of 154 aircraft  - 104 CRJs, 34 ERJs and 16 Dash-8's.

go!, provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of September 30, 2008, go! operated a fleet of five CRJ-200 aircraft.

The Other reportable segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Air New York, Nilchii and Ritz Hotel Management Corp., all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASM's") and other operating statistics.

In fiscal 2006, Freedom began operating under a revenue-guarantee code-share agreement with Delta utilizing ERJ-145 aircraft that were transitioned from Mesa Airlines. As such, the Company has aggregated Freedom with Mesa Airlines beginning in the first quarter of fiscal 2006.

Year Ended	Mesa/
September 30, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$1,283,923	$43,718	$207,178	$(208,708)	$1,326,111
Depreciation and amortization	32,947	1,914	2,813	-	37,674
Operating income (loss)	22,086	(29,963)	46,108	(28,226)	10,005
Interest expense	(29,091)	-	(7,572)	582	(36,081)
Interest income	3,350	164	3,579	(582)	6,511
Income (loss) before income tax	3,872	(29,817)	52,759	(28,226)	(1,412)
Income tax provision (benefit)	3,179	(8,872)	19,092	(9,076)	4,323
Total assets	1,269,200	14,981	533,901	(883,682)	934,400
Capital expenditures (including non-cash)	6,643	234	179	(286)	6,770

Year Ended	Mesa/
September 30, 2007 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	1,278,239	25,654	274,320	(280,149)	1,298,064
Depreciation and amortization	33,109	2,167	4,078	-	39,354
Operating income (loss)	32,817	(13,933)	(54,249)	(38,407)	(73,772)
Interest expense	(30,339)	-	(9,630)	589	(39,380)
Interest income	10,171	184	4,548	(589)	14,314
Income (loss) before income tax	7,431	(13,737)	(64,208)	(38,407)	(108,921)
Income tax provision (benefit)	1,272	(4,564)	(21,332)	(12,760)	(37,384)
Total assets	1,409,592	13,137	614,794	(852,601)	1,184,922
Capital expenditures (including non-cash)	58,923	1,001	1,780	(13,251)	48,453

Year Ended	Mesa/
September 30, 2006 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	1,272,206	9,165	247,474	(243,942)	1,284,903
Depreciation and amortization	29,520	566	4,853	-	34,939
Operating income (loss)	103,816	(5,845)	38,093	(33,675)	102,389
Interest expense	(24,143)	-	(10,650)	584	(34,209)
Interest income	11,069	37	1,554	(584)	12,076
Income (loss) before income tax	88,366	(5,808)	13,059	(33,675)	61,942
Income tax provision (benefit)	35,435	(2,327)	5,235	(13,504)	24,839
Total assets	1,387,724	9,029	503,864	(707,067)	1,193,550
Capital expenditures (including non-cash)	93,700	-	22,109	-	115,809

24.  Valuation and Qualifying Accounts

		Additions /
		Subtractions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year
	(In thousands)
Allowance for Obsolescence Deducted from
Expendable Parts and Supplies
September 30, 2008	$3,791	$2,724	$(2,468)	$4,047
September 30, 2007	2,706	2,071	(986)	3,791
September 30, 2006	2,147	559	-	2,706

Allowance for Doubtful Accounts Deducted
Expendable Parts and Supplies	42,935	42,935	42,935
from Accounts Receivable
September 30, 2008	$5,555	$6,790	$(2,023)	$10,322
September 30, 2007	1,598	4,565	(608)	5,555
September 30, 2006 (1)	8,855	(6,607)	(650)	1,598

(1) See Note 21 - Bankruptcy Settlement.

__________

25.  Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008 (1) (2) (3) (4)
Operating revenues	$326,592	$320,329	$353,914	$325,276
Operating income (loss)	77	27,676	(3,159)	(14,589)
Net income (loss) from continuing operations	(2,758)	17,463	1,818	(22,258)
Loss from discontinued operations	(1,448)	(8,043)	(5,578)	(8,356)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.65	$0.07	$(0.83)
Loss from discontinued operations	$(0.05)	$(0.30)	$(0.21)	$(0.31)
Net income (loss) per share	$(0.15)	$0.35	$(0.14)	$(1.15)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.51	$0.07	$(0.83)
Loss from discontinued operations	$(0.05)	$(0.22)	$(0.21)	$(0.31)
Net income (loss) per share	$(0.15)	$0.29	$(0.14)	$(1.15)

2007 (4) (5) (6)
Operating revenues	$333,533	$296,315	$340,373	$327,843
Operating income (loss)	19,815	(23,484)	13,613	(83,716)
Net income (loss) from continuing operations	8,886	(22,634)	4,366	(62,156)
Loss from discontinued operations	(874)	(1,352)	(1,761)	(6,036)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.26	$(0.71)	$0.15	$(2.16)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.06)	$(0.21)
Net income (loss) per share	$0.24	$(0.75)	$0.09	$(2.37)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.22	$(0.71)	$0.13	$(2.16)
Loss from discontinued operations	$(0.02)	$(0.04)	$(0.05)	$(0.21)
Net income (loss) per share	$0.20	$(0.75)	$0.08	$(2.37)

(1) - Second quarter results include a $9.1 million impairment charge on 20 Beechcraft 1900D, pretax effect of recognizing $34.1 million credit on a partial return of a $90.0 million bond posted for a loss contingency with Hawaiian Airlines, a gain on extinguishment of debts of $7.4 million from the purchase of certain senior convertible notes due February 2024 and a pretax sale of bankruptcy stock received from US Airways of $26,780.
(2) - Third quarter results include a $1.3 million impairment charge on the investment in Kunpeng, which is classified in loss from equity method of investment, a gain on extinguishment of debt of $1.5 million from the purchase of certain senior convertible notes due June 2023, gain on extinguishment of debt of $5.8 million from retirement of debt associated with the sale of 14 Beechcraft 1900D to Raytheon.
(3) The fourth quarter results include a pretax loss contingency of $2.8 million with Aloha Airlines and a $10.5 million charge to income tax expense for the valuation allowance against deferred tax assets.
(4) - The sum of quarterly earnings per share may not equal annual earnings per share due to rounding.
(5) - Second quarter amounts include impairment of contract incentives and aircraft leasehold improvements of $37.7 million (pretax).
(6) - Fourth quarter includes an $86.9 million loss contingency related to our Hawaiian litigation.

Note 26. Subsequent Events

In fiscal 2006, the Company participated with a private equity fund in making an investment in the common stock and notes of a closely held airline related business (the "2006 Investee"). The Company, through its subsidiary Nilchii, invested $15.0 million, which represents approximately 20% and 11.8% of the 2006 Investee's common stock and notes, respectively. On December 17, 2008, the Company received a letter from the 2006 Investee requesting that, pursuant to the terms of the governing limited liability company agreement, the Company purchase from the 2006 Investee $3.0 million in aggregate principal amount of notes by December 31, 2008. As of January 12, 2009, the Company has not determined whether or not it will meet these obligations. In the event Company does not do so, it will suffer dilution of its equity interest in the 2006 Investee.

In October 2008, Mesa entered into a Change Order Agreement ("CO") with Bombardier, Inc. on the Master Purchase Agreement, which deferred schedule delivery dates for ten CRJ-700 Aircraft by 36 months.

In November 2008, Mesa MAG-AIM entered into an equipment sales agreement with Fokker Services, Inc. ("FSI"), for the sale of Bombardier DHC8-200 airframe inventory parts in consideration for $2.9 million payable upon delivery of the parts. The transaction was completed and payment received in November 2008.

Pursuant to this agreement, Mesa and FSI entered into a separate Aircraft Parts Consignment Access and Maintenance Agreement in which the parts will be consigned and made available to Mesa for use in and on certain aircraft currently available in its and its affiliates' operation. The term of the agreement is for 60 months. Early termination options are available under the agreement with associated early termination fees.

On January 9, 2007, Aloha filed suit against Mesa in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006.Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. On November 28, 2008, Mesa Air Group, Inc. ("Mesa") entered into a settlement and release agreement ("Settlement Agreement"), effective as of November 28, 2008, with certain affiliates of The Yucaipa Companies LLC (collectively, "Yucaipa"), which purchased Aloha suit in the bankruptcy case, relating to the action entitled Aloha Airlines, Inc., et al. v. Mesa Air Group, Inc. before the United States District Court for the District of Hawaii (Case No. CV 07-00007 DAE/BMK) (the "Action"). The Settlement Agreement fully and finally settles all issues and disputes that were raised, or could have been raised, by Yucaipa, Mesa, or Aloha Airlines, Inc. and Aloha Air Group Inc. (collectively, "Aloha") in connection with the Action.

In connection with the Settlement Agreement, Mesa has agreed to issue approximately 2.7 million shares of its common stock to Yucaipa and make a cash payment of $2 million to Yucaipa. Accordingly, the Company recorded a charge or approximately $2.8 million in the consolidated statements of operations in the fourth quarter of fiscal 2008.

On January 6, 2009 the Company's shareholders approved the increase in the number of authorized shares of common stock to 900,000,000 shares, which management believes is a sufficient number of authorized shares to satisfy the repurchase of all the Convertible Notes if required, although management's negotiations with the Holders of the Convertible Notes are ongoing.

Note 27. Other income (expense)

As of September 30, 2008 and 2007, other income (expense) was $8.9 million and $(6.2) million respectively. The large increase in other income from prior year of $15.2 million was due to a $2.1 million gain from the termination of the sublease agreement with Big Sky, increase net realized gains from the sales of investment securities of $8.0 million, decreased unrealized losses of investment securities of $3.6 million and increased other net gains of $1.5 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(a) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in its internal control over financial reporting as of September 30, 2008, based on the following:

The Company's internal controls over the financial reporting and close process were inadequate due to timely and accurate account reconciliations not consistently prepared.  Accordingly, accounting control activities were not performed consistently and timely, and as a result, post-closing adjusting journal entries were not recorded in a timely manner.  In addition, there were deficiencies relating to controls over the accounting for non-routine transactions.

As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008, based on the criteria established in COSO's Internal Control - Integrated Framework.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on the Company's internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

Other than for the material weakness noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to September 30, 2008, we have begun taking steps to remediate the material weakness noted in (a) above.  We have implemented a system to identify and manage account reconciliations more efficiently, reinforced training of audit controls and have hired qualified professionals to assist with adhering to accounting control activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mesa Air Group, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Mesa Air Group, Inc. and subsidiaries (the "Company") as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not have adequate internal controls over the financial reporting and closing process as of September 30, 2008. Timely and accurate preparation of account reconciliations was not consistently performed and post-closing adjusting journal entries were not recorded in a timely manner. In addition, there were deficiencies relating to controls over the accounting for nonroutine transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements, as of and for the year ended September 30, 2008, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated January 12, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the holders of the Company's Senior Convertible Notes having the option of requiring the Company to repurchase the Senior Convertible Notes on January 31, 2009 and February 10, 2009, respectively, for cash, stock or a combination thereof, an explanatory paragraph relating to an action taken by Delta Airlines, Inc. to terminate the Company's code-share agreement covering the ERJ-145 aircraft, and an explanatory paragraph relating to the Company's significant code-sharing agreements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 12, 2009

Item 9B.  Other Information

None.

PART III

All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2009 annual meeting of stockholders anticipated to be held in the first calendar quarter of 2009, which will be filed with the SEC, except for information relating to executive officers which can be found in Item 10 below.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Executive Officers" as set forth in our definitive proxy statement for our 2009 annual meeting of stockholders.

The following table sets forth the names and ages of the executive officers of the Company and certain additional information:

Name	Age	Position
Jonathan G. Ornstein	51	Chief Executive Officer
Michael J. Lotz	48	President and Chief Financial Officer
Paul Foley	56	Executive Vice President and Chief Operating Officer
Brian S. Gillman	39	Executive Vice President, General Counsel and Secretary
Michael Ferverda	64	Senior Vice President - Operations
David K. Butler	53	Senior Vice President, Administration & Human Resources

Jonathan G. Ornstein was appointed President and Chief Executive Officer of Mesa Air Group, Inc. effective May 1, 1998. Mr. Ornstein relinquished his position as President of the Company in June 2000. From April 1996 to his joining the Company as Chief Executive Officer, Mr. Ornstein served as President and Chief Executive Officer and Chairman of Virgin Express S.A./N.V., a European airline. From 1995 to April 1996, Mr. Ornstein served as Chief Executive Officer of Virgin Express Holdings, Inc. Mr. Ornstein joined Continental Express Airlines, Inc., as President and Chief Executive Officer in July 1994 and, in November 1994, was named Senior Vice President, Airport Services at Continental Airlines, Inc. Mr. Ornstein was previously employed by the Company from 1988 to 1994, as Executive Vice President and as President of the Company's WestAir Holding, Inc. subsidiary.

Michael J. Lotz, President and Chief Operating Officer, joined the Company in July 1998. In January 1999, Mr. Lotz became Chief Operating Officer. In August 1999, Mr. Lotz became the Company's Chief Financial Officer and in January 2000 returned to the position of Chief Operating Officer. On June 22, 2000, Mr. Lotz was appointed President of the Company. Prior to joining the Company, Mr. Lotz served as Chief Operating Officer of Virgin Express, S.A./N.V., a position he held from October 1996 to June 1998. Previously, Mr. Lotz was employed by Continental Airlines, Inc., most recently as Vice President of Airport Operations, Properties and Facilities at Continental Express.

Paul Foley, Executive Vice President, Chief Operating Officer, joined the Company on October 1, 2008. From September 1999, Mr. Foley served as President and Chief Executive Officer of MAIR Holdings Inc. ("MAIR"), a holding company for regional air carriers, as well as a member of its Board of Directors and its Executive and Safety Committees. In addition, from September 1999 until October 2002, Mr. Foley also served as President and Chief Executive Officer of Mesaba Aviation, a regional air carrier based in Minneapolis, Minnesota and formerly a subsidiary of MAIR.

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

Michael Ferverda, Senior Vice President - Operations and Chief Deputy General Manager of Kunpeng, joined the Company in 1990. He was appointed President of Freedom Airlines in May 2002 and Senior Vice President - Operations in February 2003. Prior to the appointments, Mr. Ferverda served as the Senior Vice President of Operations for Mesa Airlines, Inc. Mr. Ferverda has served the Company in various capacities including pilot, Flight Instructor/Check Airman, Assistant Chief Pilot, FAA Designated Examiner, FAA Director of Operations and Divisional Vice President. Mr. Ferverda was a pilot with Eastern Airlines from 1973 to 1989. Prior to joining Eastern Airlines, Mr. Ferverda served as an Aviator in the United States Navy. Mr. Ferverda is a graduate of Indiana University.

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

Item 11.  Executive Compensation

The information required by Item 11 relating to our directors is incorporated herein by reference to the information under the heading "Compensation of Directors" and the information relating to our executive officers is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the headings "Election of Directors", "Equity Compensation Plan Information", and "Security Ownership of Certain Beneficial Owners and Management" as set forth in our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in our definitive proxy statement for our 2009 annual meeting of stockholders.

Item 14.  Principal Accountants Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information under the heading "Disclosure Of Audit And Non-Audit Fees" contained in the Proxy Statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(A) Documents filed as part of this report:

1. Reference is made to Item 8 hereof.

2. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference from documents previously filed with the Securities and Exchange Commission:

Exhibit Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended June 30, 2007, incorporated herein by reference
4.1	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.2

Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023

Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.3	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.6

Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024

Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.7	Form of Guarantee (included in Exhibit 4.5)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.5)	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Forbearance Agreement relating to Senior Convertible Notes due 2023, dated as of May 19, 2008	Filed herewith

Exhibit Number	Description	Reference
10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant's Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference
10.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.3	Outside Directors' Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4	1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.5	2005 Employee Stock Incentive Plan	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6	Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7	2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8	Form of Directors' and Officers' Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001, incorporated herein by reference
10.10	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.11(1)

Second Amendment to Code Share and Revenue Sharing Agreement dated as of October 24, 2002, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)

Filed as Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.12(1)

Third Amendment to Code Share and Revenue Sharing Agreement dated as of December 2, 2002, by and between Mesa Airlines, Inc., Freedom Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)

Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.13(1)

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
10.16(1)

Seventh Amendment to Code Share and Revenue Sharing Agreement, dated as of September 10, 2007, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)

Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10.17(1)

Eighth Amendment to Code Share and Revenue Sharing Agreement, dated as of May 12, 2008, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)

Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference
10.23(1)	Joint Venture Contract as of December 22, 2006, by and between Shenzhen Airlines Co., Ltd, Ping Shan SRL and Shan Yue SRL. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.23 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004, between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10.27(1)	Third Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10.28(1)	Fourth Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.28 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10.29(1)	Fifth Amendment to United Express Agreement, dated as of February 6, 2008, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10.30(1)	Sixth Amendment to United Express Agreement, dated as of September 22, 2008, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith
10.31(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10.32	Amendment Number One to Delta Connection Agreement dated as of March 31, 2007, between Freedom Airlines, Inc. and Delta Air Lines, inc.	Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2007
10.33(1)	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc.	Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 2007

Exhibit Number	Description	Reference
10.34(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant Dated May 18, 2001 (Certain portions deleted pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.35	Employment Agreement dated as of January 1, 2009, between the Registrant and Jonathan G. Ornstein	Filed herewith.
10.36	Employment Agreement, dated as of January 1, 2009, between the Registrant and Michael J. Lotz	Filed herewith.
10.37	Employment Agreement, dated as of January 1, 2009, between the Registrant and Brian S. Gillman	Filed herewith.
10.38	Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant's Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10.39(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.40	Non-Negotiable Promissory Note between Mesa Air Group, Inc. and GE Engine Services, Inc., dated July 11, 2008.	Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference
10.41	Settlement Agreement, dated as of November 28, 2008 by and amongst Yucaipa Corporate Initiatives Funds I, LP and Yucaipa Corporate Initiative Funds I, LLC and Mesa Air Group, Inc.	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

__________

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.

By: /s/  JONATHAN G. ORNSTEIN
Jonathan G. Ornstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:  /s/  MICHAEL J. LOTZ
Michael J. Lotz
President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 12, 2009

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

/s/ JONATHAN G. ORNSTEIN	Chairman of the Board, Chief Executive	January 12, 2009
Jonathan G. Ornstein	Officer and Director

/s/ DANIEL J. ALTOBELLO	Director	January 12, 2009
Daniel J. Altobello

/s/ MAURICE A. PARKER	Director	January 12, 2009
Maurice A. Parker

/s/ JOSEPH L. MANSON	Director	January 12, 2009
Joseph L. Manson

/s/ ROBERT BELESON	Director	January 12, 2009
Robert Beleson

/s/ PETER F. NOSTRAND	Director	January 12, 2009
Peter F. Nostrand

/s/ CARLOS BONILLA	Director	January 12, 2009
Carlos Bonilla

/s/ RICHARD THAYER	Director	January 12, 2009
Richard Thayer

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Articles of Incorporation of Registrant dated May 28, 1996	Filed as Exhibit 3.1 to Registrant's Form 10-K for the fiscal year ended September 30, 1996, incorporated herein by reference
3.2	Bylaws of Registrant as amended	Filed as Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended June 30, 2007, incorporated herein by reference
4.1	Indenture dated as of June 16, 2003 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertibles Notes due 2023	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.2

Registration Rights Agreement dated as of June 16, 2003 between the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, and Merrill Lynch & Co., as representatives of the Initial Purchasers of Senior Convertibles Notes due 2023

Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.3	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.4	Form of Senior Convertible Note due 2023 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)	Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended June 30, 2003, incorporated herein by reference
4.5	Indenture, dated as of February 10, 2004 between Mesa Air Group, Inc., the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2024	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.6

Registration Rights Agreement dated as of February 10, 2004 between Mesa Air Group, Inc., the subsidiaries of Mesa Air Group, Inc. listed on the signature pages thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser of the Senior Convertible Notes due 2024

Filed as Exhibit 4.2 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.7	Form of Guarantee (included in Exhibit 4.5).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.8	Form of Senior Convertible Notes due 2024 (included in Exhibit 4.5).	Filed as Exhibit 4.1 to Form S-3 filed on May 7, 2004, incorporated herein by reference
4.9	Form of Forbearance Agreement relating to Senior Convertible Notes due 2023, dated as of May 19, 2008	Filed herewith PDF
10.1	1998 Key Officer Stock Option Plan	Filed as Appendix A to Registrant's Definitive Proxy Statement, dated June 17, 1998 and incorporated herein by reference
10.2	2001 Key Officer Stock Option Plan, as amended	Filed as Exhibit 5.2 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.3	Outside Directors' Stock Option Plan, as amended	Filed as Exhibit 5.3 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference
10.4	1996 Employee Stock Option Plan, as amended	Filed as Exhibit 5.4 to Form 10-K for fiscal year ended September 30, 2003 and incorporated herein by reference

Exhibit Number		Description	Reference
10.5		2005 Employee Stock Incentive Plan	Filed as Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.6		Deferred Compensation Plan, adopted July 13, 2001	Filed as Exhibit 10.6 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.7		2005 Deferred Compensation Plan, adopted February 7, 2005	Filed as Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.8		Form of Directors' and Officers' Indemnification Agreement	Filed as Exhibit 10.1 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.9(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, by and between Mesa Airlines, Inc. and America West, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference
10	.10(1)	First Amendment to Code Share and Revenue Sharing Agreement dated as of April 27, 2001, by and between Mesa Airlines, Inc. and America West, Inc.	Filed as Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.11(1)

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

Filed as Exhibit 10.16 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10	.17(1)

Eighth Amendment to Code Share and Revenue Sharing Agreement, dated as of May 12, 2008, by and between Mesa Airlines, Inc., Freedom Airlines, Inc., Air Midwest, Inc., America West, Inc. and US Airways, Inc. (Certain portions deleted pursuant to confidential treatment.)

Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference

Exhibit Number		Description	Reference
10	.23(1)	Joint Venture Contract as of December 22, 2006, by and between Shenzhen Airlines Co., Ltd, Ping Shan SRL and Shan Yue SRL. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.23 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10	.25(1)	Amended and Restated United Express Agreement dated as of January 28, 2004 between United Airlines, Inc. and Mesa Air Group, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.17 to the Form 10-K for the year ended September 30, 2004 and incorporated herein by reference
10	.26(1)	Amendment to United Express Agreement, dated as of June 3, 2005, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10	.27(1)	Third Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.27 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10	.28(1)	Fourth Amendment to United Express Agreement, dated as of August 28, 2007, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.28 to Form 10-K for fiscal year ended September 30, 2007 and incorporated herein by reference
10	.29(1)	Fifth Amendment to United Express Agreement, dated as of February 6, 2008, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith PDF
10	.30(1)	Sixth Amendment to United Express Agreement, dated as of September 22, 2008, between Mesa Air Group, Inc. and United Airlines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed herewith PDF
10	.31(1)	Delta Connection Agreement, dated May 3, 2005, between Mesa Air Group, Inc. and Delta Air Lines, Inc. (Certain portions deleted pursuant to confidential treatment.)	Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference
10.32		Amendment Number One to Delta Connection Agreement dated as of March 31, 2007, between Freedom Airlines, Inc. and Delta Air Lines, inc.	Filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2007
10	.33(1)	Delta Connection Agreement dated as of March 13, 2007 between Freedom Airlines, Inc. and Delta Air Lines, Inc.	Filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 2007
10	.34(1)	Master Purchase Agreement between Bombardier, Inc. and the Registrant dated May 18, 2001 (Certain portions deleted pursuant to confidential treatment)	Filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference
10.35		Employment Agreement dated as of January 1, 2009, between the Registrant and Jonathan G. Ornstein	Filed herewith PDF
10.36		Employee Agreement, dated as of January 1, 2009, between the Registrant and Michael J. Lotz	Filed herewith PDF
10.37		Employment Agreement, dated as of January 1, 2009, entered into by and between the Registrant and Brian S. Gillman	Filed herewith PDF

Exhibit Number		Description	Reference
10.38		Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998, as amended, including Amendments 1 through 4	Filed as Exhibit 10.29 to Registrant's Form 10-K for fiscal year ended September 30, 2002 and incorporated herein by reference
10	.39(1)	Amendments Number 5 through 8 to Three Gateway Office Lease between Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	Filed as Exhibit 10.36 to Form 10-K for fiscal year ended September 30, 2005 and incorporated herein by reference
10.40		Non-Negotiable Promissory Note between Mesa Air Group, Inc. and GE Engine Services, Inc., dated July 11, 2008.	Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference
10.41		Settlement Agreement, dated as of November 28, 2008 by and amongst Yucaipa Corporate Initiatives Funds I, LP and Yucaipa Corporate Initiative Funds I, LLC and Mesa Air Group, Inc.	Filed herewith PDF
21.1		Subsidiaries of the Registrant	Filed herewith PDF
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith PDF
31.1		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith PDF
31.2		Certification Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith PDF
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith PDF
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith PDF

___________

(1)	The Company has sought confidential treatment of portions of the referenced exhibits.