Form 10-Q
period 2008-12-31
MESA AIR GROUP INC
filed 2009-02-20
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

      On February 18, 2009, the registrant had outstanding 106,147,977 shares of Common Stock.

Note: PDF provided as a courtesy

TABLE OF CONTENTS
INDEX

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Operating revenues:
Passenger	$261,496	$323,203
Freight and other	3,627	3,389
Net operating revenues	265,123	326,592

Operating expenses:
Flight operations	85,492	93,571
Fuel	78,535	115,919
Maintenance	49,162	72,010
Aircraft and traffic servicing	16,489	19,655
Promotion and sales	1,120	781
General and administrative	11,508	14,992
Depreciation and amortization	8,718	9,587
Total operating expenses	251,024	326,515

Operating income	14,099	77

Other income (expense):
Interest expense	(8,186)	(9,681)
Interest income	1,109	2,600
Gain on extinguishment of debt	8,107	-
Gain (loss) from equity method investments	1,235	(1,052)
Other income (expense)	(477)	3,903
Total other income (expense)	1,788	(4,230)
Income (loss) from continuing operations before taxes	15,887	(4,153)
Income tax provision (benefit)	399	(1,395)
Net income (loss) from continuing operations	15,488	(2,758)

Loss from discontinued operations, net of taxes	(186)	(1,448)

Net income (loss)	$15,302	$(4,206)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.56	$(0.10)
Loss from discontinued operations	(0.01)	(0.05)
Net income (loss) per share	$0.55	$(0.15)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.46	$(0.10)
Loss from discontinued operations	(0.01)	(0.05)
Net income (loss) per share	$0.45	$(0.15)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$50,118	$50,763
Marketable securities	310	224
Restricted cash	13,618	13,947
Receivables, net	26,511	32,429
Income tax receivable	1,959	734
Expendable parts and supplies, net	30,600	31,067
Prepaid expenses and other current assets	157,268	162,701
Deferred income taxes	18,379	18,379
Assets of discontinued operations	24,805	24,805
Total current assets	323,568	335,049
Property and equipment, net	579,390	577,183
Lease and equipment deposits	11,646	11,957
Equity method investments	18,890	13,697
Other assets	20,712	21,319
Total assets	$954,206	$959,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$92,899	$137,990
Accounts payable	34,063	28,898
Air traffic liability	4,828	7,861
Accrued compensation	3,932	7,394
Income taxes payable	400	-
Other accrued expenses	48,366	50,646
Liabilities of discontinued operations	38,412	39,620
Total current liabilities	222,900	272,409
Long-term debt, excluding current portion	450,655	420,878
Deferred credits	114,459	116,849
Deferred income taxes	15,734	15,734
Other noncurrent liabilities	24,486	23,678
Total liabilities	828,234	849,548

Stockholders' equity
Common stock of no par value and additional paid-in capital, 75,000,000 shares authorized; 29,466,279 and 26,773,479 shares issued and outstanding, respectively	106,882	105,869
Retained earnings	19,090	3,788
Total stockholders' equity	125,972	109,657
Total liabilities and stockholders' equity	$954,206	$959,205

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$15,488	$(2,758)
Net loss from discontinued operations	(186)	(1,448)
Net income (loss)	15,302	(4,206)
Adjustments to reconcile income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	8,718	9,573
Deferred income taxes	-	(5,353)
Gain on investment securities	-	(3,503)
(Gain) loss from equity method investment	(1,235)	1,052
Amortization of deferred credits	(4,347)	(3,948)
Amortization of restricted stock awards	191	-
Amortization of contract incentive payments	82	82
Loss on sale of assets	170	1,694
Stock option benefit	(13)	-
Provision for obsolete expendable parts and supplies	45	2,071
Provision (benefit) for doubtful accounts	599	93
Gain on extinguishment of debt	(8,107)	-
Changes in assets and liabilities:
Net sales (purchases) of investment securities	(86)	104,402
Receivables	1,361	(11,461)
Income tax receivables	(1,254)	154
Expendable parts and supplies	422	(744)
Prepaid expenses	5,433	8,294
Other current assets	186	125
Accounts payable	1,580	(5,251)
Income taxes payable	1,388	(1,231)
Other accrued expenses	(8,339)	1,904
Net cash provided by operating activities	$12,096	$93,744

See accompanying notes to condensed consolidated financial statements.

Cash Flows from Investing Activities:
Capital expenditures	$(8,184)	$(9,902)
Proceeds from sale of flight equipment and expendable inventory	3	5,760
Change in restricted cash	329	(85,131)
Change in other assets	78	(31)
Net returns (payments) of lease and equipment deposits	311	425
Net cash used in investing activities	(7,463)	(88,879)
Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(11,026)	(8,798)
Proceeds from financing of rotable spare parts	2,957	-
Proceeds from issuance of common stock	835	10
Common stock purchased and retired	-	(4,873)
Proceeds from receipt of deferred credits	1,956	4,166
Net cash used in financing activities	(5,278)	(9,495)
Net change in cash and cash equivalents	(645)	(4,630)
Cash and cash equivalents at beginning of period	50,763	72,377
Cash and cash equivalents at end of period	$50,118	$67,747

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$8,862	$10,243
Cash paid for income taxes, net	265	1,257
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest into equity investment	$3,959	$-
Accrued purchase of property and equipment	2,884	-
Receivable for credits related to aircraft financing	-	1,956

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

Recent Accounting Pronouncements

The Company adopted FIN 48 in the first quarter of fiscal 2008. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. As a result of implementing FIN 48 in the first quarter of fiscal 2008, the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007 under FIN 48. No other changes resulting from implementing FIN 48 were necessary. The Company does not expect a significant change with its uncertain tax positions through the first quarter of fiscal 2010.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company was required to adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company has cash and cash equivalents that include money market securities that are considered to be highly liquid and easily tradeable and marketable securities. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within the fair value hierarchy. See Note 5 for more information regarding our marketable securities. The fair value of our jet fuel swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized this swap contract as level 2 within the fair value hierarchy. See Note 7 for more information regarding our jet fuel swap.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company was required to adopt SFAS No. 159 in the first quarter of fiscal 2009. The Company has not elected the fair value option for any assets or liabilities as allowed by SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160 an amendment of ARB No. 51, "Non-controlling Interests in Consolidated Financial Statements". A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal 2010. Management believes that it will not have a significant impact on the Company's consolidated financial statements.

On October 2008, the FASB issued SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," This standard expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial statement, such as collateralized debt obligations. This statement became effective upon issuance. Management believes that SFAS No. 157-3 will not a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash Upon conversion (Including Partial Cash Settlement)". FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The company will be required to adopt FSP APB 14-1 in the first quarter of fiscal 2010. Management has not evaluated the impact that this FSP will have on the Company's consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force ("EITF") 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6, The Meaning of "Indexed to a Company's Own Stock," ("EITF 01-6") and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EIFT 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied to all instruments outstanding on the date of adoption. The Company is currently evaluating the impact of EITF 07-5, and has not yet determined the effect of its adoption on the Company's consolidated financial statements.

In June 2008, the FASB issued EITF 08-3, "Accounting by Lessees for Maintenance Deposits", on the accounting for maintenance deposits that may not be refunded. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. EITF 08-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company currently accounts for its maintenance deposits in accordance with EITF 08-3, and therefore, the adoption of EITF 08-3 will not have an impact on the Company's consolidated financial statements.

In November 2008, the FASB issued EITF 08-6 "Equity Method Investment Accounting Considerations", on how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and how an equity method investee's issuance of shares should be accounted for. The Company will be required to adopt EITF 08-6 in the first quarter of fiscal 2010. Management has not evaluated the impact of this issue on the Company's consolidated financial statements.

2. Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consists of Beechcraft 1900D turboprop operations, which includes our independent Mesa operations, Midwest Airlines and Beechcraft 1900D US Airways code-share operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service ("EAS") markets effective June 30, 2008.

All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the condensed consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

During the three months ended December 31, 2008, the Company recorded a loss from discontinued operations before income taxes of $186,000.

Revenues, loss before taxes, income tax benefit and net losses generated by discontinued operations were as follows:

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Revenue	$120	$10,470

Loss before income taxes	$(186)	$(2,351)
Income tax benefit	-	(903)
Net loss from discontinued operations	$(186)	$(1,448)

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations. The remaining carrying value of all assets and liabilities of the discontinued operations approximated fair market value, therefore no adjustment related thereto have been recorded.

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

	December 31,	September 30,
	2008	2008
	(In thousands)
Current assets	$3,656	$3,654
Property and equipment, net	20,800	20,800
Other assets	347	351
Current liabilities	(1,355)	(1,467)
Current portion of long-term debt	(5,425)	(5,206)
Long-term debt excluding current portion	(31,632)	(32,947)
Net liabilities of discontinued operations	$(13,609)	$(14,815)

3. Management's Plans Regarding Going Concern

Liquidity and Going Concern Matters:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the ordinary course of business. The Company expects to continue its go! operations in Hawaii, to continue to serve its three code-share partners (see Delta discussion below) and to satisfy any convertible debt repayments without the use of significant amounts of cash (see Convertible Notes discussion below). Accordingly, the Company believes that its projected cash flows from operations and working capital to be sufficient to meet its current operating expenses, lease obligations and debt service requirements for at least the next 12 months. The Company's business plan also focuses on further reducing costs and enhancing liquidity by instituting plans for all or some of the following: the sale of aircraft, sales or financing transactions for aircraft related parts, and renegotiation of credit terms from certain of the Company's key vendors.

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

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the court. On June 27, 2008, Delta filed a Notice of Appeal an on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. Delta and the Company have fully briefed the issue on appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009.

If the District Court or Court of Appeals ultimately rules in favor of Delta and allows the termination of the Connection Agreement management believes they will be unable to redeploy the ERJ-145s in a timely manner, or at the lease rates the Company receives under the Delta Connection Agreement in the event of any re-deployment of such aircraft. As a result, if the Company is not successful in its litigation with Delta, the Company's cash flows from operations and available working capital will be insufficient to meet these cash requirements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from an unfavorable outcome in this matter.

Convertible Notes:

As of December 31, 2008, there were approximately $21.2 million in Senior Convertible Notes due 2023 and approximately $70.2 million in Senior Convertible Notes due 2024 outstanding, collectively, the "Convertible Notes". See Note 10 for further information regarding subsequent events affecting the Convertible Notes.

On January 6, 2009, the Company's shareholders approved the increase in the number of authorized shares of common stock to 900,000,000 shares.

With the issuance of a significant number of shares in the second quarter of fiscal 2009, it is probable that this will trigger a Section 382 limitation on the utilization of the Company's NOLs. This will have a material impact on the Company's financial statements, as the Company will be limited to an annual limitation on the use of its NOL's. Management is evaluating the impact this will have on the Company's financial statements. Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carry forwards once the corporation experiences an ownership change as defined in the rules of Section 382. Generally, an ownership change occurs when within a span of 36 months, there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points.

4. Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has two airline operating subsidiaries, Mesa Airlines and Freedom Airlines, as well as, various other subsidiaries organized to provide support for the Company's airline operations. The Company has aggregated these subsidiaries into two reportable segments: Mesa Airlines/Freedom and go!. Operating revenues in the Other category are primarily sales of rotable and expendable parts to the Company's operating subsidiaries and ground handling services performed by employees of RAS for Mesa Airlines. The assets and liabilities and results of operations associated with Air Midwest are not included within the segment information table below as they are classified as discontinued operations in the condensed consolidated financial statements.

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. ("United"), Delta Air Lines, Inc. ("Delta") and US Airways, Inc. ("US Airways"). As of December 31, 2008, Mesa Airlines and Freedom Airlines operated a fleet of 146 aircraft - 96 CRJs, 34 ERJs and 16 Dash-8's.

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of December 31, 2008, go! operated a fleet of 5 CRJ-200 aircraft.

The Other segment includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa New York, Nilchii, Ping Shan and Ritz Hotel Management Corp., all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASM's") and other operating statistics.

Three Months Ended	Mesa/
December 31, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$253,958	$11,596	$49,738	$(50,169)	$265,123
Depreciation and amortization	8,025	265	428	-	8,718
Operating income (loss)	18,704	893	1,754	(7,252)	14,099
Interest expense	(7,171)	-	(1,159)	144	(8,186)
Interest income	331	17	906	(145)	1,109
Income (loss) before income tax	11,589	684	10,866	(7,252)	15,887
Income tax provision (benefit)	283	221	(105)	-	399
Total assets	1,270,138	15,944	526,951	(883,632)	929,401
Capital expenditures (including non-cash)	7,622	8	3,438	-	11,068

Three Months Ended	Mesa/
December 31, 2007 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$320,789	$6,167	$56,957	$(57,322)	$326,592
Depreciation and amortization	8,217	526	844	-	9,587
Operating income (loss)	5,416	(6,582)	9,180	(7,937)	77
Interest expense	(7,465)	-	(2,366)	150	(9,681)
Interest income	1,452	32	899	217	2,600
Income (loss) before income tax	3,086	(6,547)	6,878	(7,570)	(4,153)
Income tax provision (benefit)	636	(894)	(110)	(1,027)	(1,395)
Total assets	1,389,942	14,407	610,758	(860,720)	1,154,387
Capital expenditures (including non-cash)	6,823	-	3,079	-	9,902

5. Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of December 31, 2008 and September 30, 2008, the Company had $0.3 million and $0.2 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at December 31, 2008 and September 30, 2008 were $41,000 and $12,000, respectively. During the quarter ended December 31, 2008, the Company didn't record any net realized gains on marketable securities.

6. Restricted Cash

At December 31, 2008, the Company had $13.6 million in restricted cash. The Company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $11.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $2.0 million relates to maintenance deposits and reserves associated with aircraft leased to Kunpeng Airlines.

7. Jet Fuel Swap

go! is significantly impacted by changes in jet fuel prices. Jet fuel consumed for the three months ended December 31, 2008 and 2007 represented approximately 28.8 % and 26.0% of go!'s operating expenses, respectively. Over the past several years, fuel expense has become an increasingly larger portion of go!'s operating expenses due to the dramatic increases in all energy prices over this period. The Company's goal is to acquire jet fuel at the lowest possible costs. Approximately 5.2% of our total fuel costs are not reimbursed by our code-share partners.

As a result, on October 24, 2008, the Company paid a deposit and entered into a fixed price swap agreement for the purchase of jet fuel not reimbursed by code-share partners. We do not account for our fixed price swap agreement as a hedge instrument as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Therefore, any changes in the fair value of the swap agreement since the last period are recorded to "Other income (expense)" in the Condensed Consolidated Statement of Operations of the period. All cash flows associated with the purchasing of fuel are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows.

During the quarter ended December 31, 2008, we recognized a loss of $180,860, related to the change in the fair value of our fixed price swap agreement in our "Other income (expense)" in the Condensed Consolidated Statement of Operations. As of December 31, 2008, the Company had $319,140 remaining on deposit to cover the jet fuel swap.

8. Equity Method Investments
	December 31,	September 30,
	2008	2008
	(In thousands)

Investment in airline company	$14,437	$9,244
Investment in Kunpeng Airlines Co., Ltd.	4,453	4,453
Total equity method investments	$18,890	$13,697

'Gain (loss) from equity method investments:

	Three Months Ended December 31,
	2008	2007
	(In thousands)

Equity method gain (loss) from airline investment	$1,235	$(1,590)
Equity method (loss) from payment processing company	-	(164)
Equity method gain (loss) from Kunpeng Airlines Co., Ltd.	-	702
Gain (loss) from equity method investments	$1,235	$(1,052)

The Company accounts for its investment in the Kunpeng Airlines ("Kunpeng") joint venture with Shenzhen Airlines ("Shenzhen") using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company's beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa's exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. During the third quarter of 2008, the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen. As a result of the negotiated valuation ofthe interest by the parties set forth in the LOI, the Company recorded a loss on its investment in the third quarter of 2008 and no additional losses have been recorded in 2009.

The Company also subleases five regional jets to Kunpeng. Total sublease revenue for the quarter ended December 31, 2008, was $1.3 million. At December 31, 2008, the Company had gross receivables from Kunpeng of approximately $4.5 million.

In fiscal 2007, we participated with a private equity fund in making an investment, through a limited liability limited partnership, in the preferred shares of a closely held emerging markets payment processing related business. In the second quarter of fiscal 2008, due to the improbability of recovering our investment, the company wrote-off the remaining balance of the investment.

During the quarter ended December 31, 2008, approximately $4.0 million was added to the investment in the airline company related to the conversion of interest to principal. All interest on a 17% note with the airline company that has been accrued, but not paid on each annual payment date of December 31, at the option of the investee, shall be added to the principal amount of the note and shall no longer be deemed to be accrued and unpaid.

9. Concentrations

The Company has code-share agreements with Delta, US Airways and United. Approximately 95.9% of the Company's consolidated passenger revenue for the three month period ended December 31, 2008 was derived from these agreements. Accounts receivable from the Company's code-share partners were 32.2% and 34.3% of total gross accounts receivable at December 31, 2008 and September 30, 2008, respectively.

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement, and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The Company's allowance for doubtful accounts was $10.7 million and $10.3 million at December 31, 2008 and September 30, 2008, respectively.

US Airways accounted for approximately 47.6% of the Company's total passenger revenue in the three month period ended December 31, 2008. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

United accounted for approximately 30.7% of the Company's total passenger revenue in the three month period ended December 31, 2008. In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at 15 of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these United stations. A termination of the United agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 17.6% of the Company's total passenger revenue in the three month period ended December 31, 2008. During the quarter ended December 31, 2008, we returned all CRJ 900 aircraft that had been operated under the CRJ-900 Delta code share agreement. A termination of the ERJ-145 Delta Connection agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. For further information see Note 3.

10. Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	December 31,	September 30,
	2008	2008
	(In thousands)
Notes payable to bank, principal and interest due monthly,interest at LIBOR plus 3%,
(4.2% at December 31, 2008), collateralized by the underlying aircraft, due 2019	$283,621	$288,956
Senior convertible notes due June 2023 (1)	21,232	23,241
Senior convertible notes due February 2024 (1)	70,235	77,802
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	19,411	19,826
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (4.9% at December 31, 2008), collateralized by the underlying aircraft	111,342	112,643
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	12,145	12,566
Unsecured note payable to supplier, principal due semi-annually, interest at LIBOR plus 6% (7.2% at December 31, 2008) due quarterly through 2012	20,165	21,333
Notes payable to supplier, principal of $82,057 due monthly starting with the 21st month, interest at 3.2%, collateralized by rotable spare parts (2)	2,957	-
Unsecured note payable to supplier, principal and interest at 9.5% due monthly through 2015	1,582	1,624
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009, collateralized by Del Rio Hotel	777	790
Other	87	87
Total debt	543,555	558,868
Less current portion	(92,899)	(137,990)
Long-term debt	$450,655	$420,878

(1) On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "2023 Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, holders of the 2023 Notes had the right to require the Company to repurchase the 2023 Notes on June 16, 2008 (the "Put") at a price of $397.27 per $1,000 note (the "Put Price") plus any accrued and unpaid cash interest. If all of the holders of the Notes had exercised this right, the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

During the three months ended December 31, 2008, the Company paid $1.4 million to purchase approximately 9.5% of their outstanding Senior Convertible Notes due in 2023 and 2024 in the amount of $2.0 million and $7.6 million, respectively. The transaction after the payment of accrued interest, commissions and the write off of deferred debt issuance costs, resulted in a gain of $8.1 million which has been recorded in the Condensed Consolidated Statement of Operations in Gain on extinguishment of debt.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013. Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding. Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

(2) On November 26, 2008, Mesa Airlines financed certain rotable spare parts in the amount of $2.9 million at an annual interest rate of 3.2% for 60 months. The first principal payment of $82,057 is due and payable on the 21st month. Interest will be accrued and added to the principal of the note for the first 20 months of the arrangement.

11. Earnings (Loss) Per Share

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

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	27,652	28,542
Effect of dilutive outstanding stock options and warrants	*	*
Effect of restricted stock	*	*
Effect of dilutive outstanding convertible debt	6,977	*
Weighted average shares outstanding — diluted	34,629	28,542
Adjustments to net income (loss):
Net income (loss) from continuing operations	$15,488	$(2,758)
Interest expense on convertible debt, net of tax	594	*
Adjusted net income (loss) from continuing operations	$16,082	$(2,758)

* Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 1,927,022 and 3,418,396 shares of common stock were outstanding during the quarters ended December 31, 2008 and 2007, respectively, but were excluded from the calculation of dilutive earnings per share for the quarters ended December 31, 2008 and 2007, respectively, because the effect would have been antidilutive.

12. Stock Repurchase Program

The Company's Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of December 31, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company didn't repurchase any shares during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October 2008	-	$-	17,952,603	11,469,658
November 2008	-	$-	17,952,603	11,469,658
December 2008	-	$-	17,952,603	11,469,658

13. Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options and restricted stock at the time of grant and amortizing the fair value over the vesting period.

The following amounts were recognized for stock-based compensation:

	Three Months Ended December 31,
General and administrative expenses:	2008	2007
	(In thousands)
Stock options expense	$(13)	$53
Restricted stock expense	191	235
Total	$178	$288

14. Commitments and Contingencies

On January 9, 2007, Aloha Airlines filed suit against Mesa Air Group in the United States District Court for the District of Hawaii. The complaint seeks damages and injunctive relief. Aloha alleges that Mesa's inter-island air fares are below cost and that Mesa is, therefore, violating specific provisions of the Sherman Act. Aloha also alleges breach of contract and fraud by Mesa in connection with two confidentiality agreements, one entered into in 2005 and the other in 2006. Mesa denies any attempt at monopolization of the inter-island market and further denies any improper use of the data furnished by Aloha while Mesa was considering a bid for Aloha during its bankruptcy proceedings. On November 28, 2008, we entered into a settlement and release agreement ("Settlement Agreement"), effective as of November 28, 2008, with certain affiliates of The Yucaipa Companies LLC (collectively, "Yucaipa") relating to the action entitled Aloha Airlines, Inc., et al. v. Mesa Air Group, Inc. before the United States District Court for the District of Hawaii (Case No. CV 07-00007 DAE/BMK) (the "Action"). The Settlement Agreement fully and finally settles all issues and disputes that were raised, or could have been raised by the partner.

In connection with the Settlement Agreement, Mesa has agreed to issue approximately 2.7 million shares of its common stock to Yucaipa and make a cash payment of $2 million to Yucaipa, which both occurred during the quarter ended December 31, 2008. The Company recorded a charge of approximately $2.8 million in the consolidated statements of operations in the fourth quarter of fiscal 2008.

In connection with a June 2007 agreement modifying certain Canadair Regional Jet purchase obligations, the Company committed to purchase 10 new CRJ-700 NextGen aircraft. In conjunction with this purchase agreement, Mesa has $500,000 on deposit in accordance with the Bombardier Regional Aircraft Agreement ("BRAD") that was included in lease and equipment deposits at December 31, 2008. The deposit is expected to be returned upon completion of permanent financing on each of the ten aircraft.

The Company adopted FIN 48 in the first quarter of fiscal 2008. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. As a result of implementing FIN 48 in the first quarter of fiscal 2008, the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007 under FIN 48. No other changes resulting from implementing FIN 48 were necessary. The Company does not expect a significant change with its uncertain tax positions through the first quarter of fiscal 2010.

The Company also has long-term contracts for the performance of engine maintenance on some of its aircraft. A description of each of these contracts is as follows:

In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison ("Rolls-Royce") for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February, 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 seeking declaratory and injunctive relief. An evidentiary hearing was conducted on May 27 through May 29, 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issue on appeal and oral argument in the 11th Circuit Court of Appeals were held on January 30, 2009.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding (the "MOU") executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts related to the memorandum of understanding. The memorandum of understanding does not contain provisions regarding Delta's claims and does not permit Delta's retention of the engines. Delta did not have a legal basis upon which to retain continued unauthorized possession of the engines. On or about August 13, 2008, Delta returned possession of the engines at issue. On August 22, 2008, Delta recorded mechanics' liens on the engines and filed a counterclaim seeking to foreclose on the liens as well as seeking certain payments allegedly related to the MOU. Mesa's action filed in the United States District Court sought the immediate return of all engines currently in Delta's possession and/or control, forfeiture of all claimed liens, as well as damages related to Delta's improper retention of the engines. On November 12, 2008, the Court heard oral arguments on Mesa's motion to dismiss Delta's purported liens and Delta's motion to foreclose on the liens. On November 14, 2008, the Court ruled that Delta forfeited its lien claims as a result of its failure to comply with the timelines set out in the Georgia Lien Statute. The parties' competing claims for money damages are still pending before the Court. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on our financial condition or results of operations.

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

The Company is also involved in a contractual disagreement with another vendor in connection with an engine maintenance agreement regarding approximately $1.8 million in unauthorized repairs performed by the vendor. The Company believes it is not obligated to make this payment. In the event the payment was found to be required, the Company will incur an additional $1.8 million in maintenance expenses.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.   Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings

15. Subsequent Events

On January 6, 2009, the Company's shareholders approved the increase in the number of authorized shares of common stock to 900,000,000 shares.

With the issuance of a significant number of shares in the second quarter of fiscal 2009, it is probable that this will trigger a Section 382 limitation on the utilization of the Company's NOLs. This will have a material impact on the Company's financial statements. Management is evaluating the impact this will have on the consolidated financial statements. Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carryforwards once the corporation experiences an ownership change as defined in the rules of Section 382. Generally, an ownership change occurs when within a span of 36 months, there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.   Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

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

Executive Overview

The first quarter of 2009 marked a number of milestones and challenges for us.

  In the first quarter of fiscal 2009 Mesa continued to expand its Hawaiian inter-island operation, go!. Available seat miles increased 15.4% in comparison to the same period in the prior fiscal year. December 2008 generated revenues of $11.6 million dollars which resulted in a pretax income of approximately $0.6 million.  Fuel prices were reduced significantly in the quarter and go! experienced increases in passenger revenue, and load factor.  Departures increased 11.4% and passengers carried increased 11.3% over the first quarter of 2008.
  On November 28, 2008 Mesa announced entering into a settlement with the former controlling shareholder of Aloha Airlines concerning the Aloha Airlines lawsuit over Mesa's Hawaiian inter-island flight services operated under the go! brand name. Under the terms of the settlement and without admitting any wrongdoing, Mesa agreed to make a $2.0 million cash payment, issue shares of common stock equal to 10% of its outstanding shares and provide inter-island travel benefits to certain former Aloha Airlines employees. Under the terms of the settlement, if the shareholder is able to purchase the "Aloha" name in the bankruptcy court auction, it will license the "Aloha" name to Mesa.

  Maintenance expense decreased $22.8 million, or 31.7%, to $49.2 million in the first quarter, from the same period in fiscal 2008. The decrease in maintenance is primarily due to a decrease in engine repair costs associated with the termination of power by the hour programs, and a decrease in expense associated with component contracts due to contract amendments. On a go forward basis, our maintenance expense will fluctuate based on actual cost incurred due to the termination of power by the hour programs.

  In the first quarter Mesa financed certain rotable spare parts in the amount of $2.9 million at an annual interest rate of 3.2% for 60 months. The first principal payment of $82,057 is due and payable on the 21st month. Interest will be accrued and added to the principal of the note for the first 20 months of the arrangement.

  In the first quarter Mesa paid $1.4 million to purchase approximately 9.5% of their outstanding Senior Convertible Notes due in 2023 and 2024 in the amount of $2.0 million and $7.6 million, respectively. The transaction after the payment of accrued interest, commissions and the write off of deferred debt issuance costs, resulted in a gain of $8.1 million which has been recorded in the Condensed Consolidated Statement of Operations in Gain on extinguishment of debt.

Recent Developments

The following material events occurred following the completion of our first fiscal quarter.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.   Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

Fleet

Aircraft in Operation at December 31, 2008:

Type of Aircraft	December 31, 2008	Passenger Capacity
CRJ-200 Regional Jet (A)	43	50
CRJ-700 Regional Jet	20	66
CRJ-900 Regional Jet	38	86
ERJ 145 Jet	34	50
Beechcraft 1900D (A)	0	19
Dash-8	16	37
Total	151

(A) included in the CRJ 200 Regional Jet numbers are two non-revenue generating operational spares.

Summary of Financial Results

The Company recorded consolidated net income from continuing operations of $15.5 million in the first quarter of fiscal 2009, representing basic and diluted income per share from continuing operations of $0.56 and $0.46 respectively. This compares to a consolidated net loss from continuing operations of $2.8 million or $0.10 per basic and diluted share in the first quarter of fiscal 2008.

Approximately 95.9% of our passenger revenue in the first quarter of fiscal 2009 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the first quarter of fiscal 2009, approximately 94.8% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements. The remaining 5.2% of fuel purchases have been hedged by the Company.

The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):

OPERATING DATA
	Operating Data
	Three Months Ended December 31,
	2008	2007
Passengers	3,179,668	3,587,044
Available seat miles ("ASM") (000's)	1,730,437	2,120,137
Revenue passenger miles (000's)	1,327,409	1,550,131
Load factor	76.7%	73.1%
Yield per revenue passenger mile (cents)	20.1	21.1
Revenue per ASM (cents)	15.4	15.4
Operating cost per ASM (cents)	14.2	15.4
Average stage length (miles)	373	398
Number of operating aircraft in fleet	151	183
Gallons of fuel consumed	33,411,870	41,455,546
Block hours flown	109,736	128,558
Departures	73,363	84,984

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Three Months Ended
	December 31, 2008		December 31, 2007
	Costs per ASM (cents)	% of Total Revenues	Costs per ASM (cents)	% of Total Revenues
Flight operations	$4.94	32.2%	$4.41	28.7%
Fuel	$4.54	29.6%	$5.47	35.5%
Maintenance	$2.84	18.5%	$3.38	22.0%
Aircraft and traffic servicing	$0.95	6.2%	$0.93	6.0%
Promotion and sales	$0.06	0.4%	$0.04	0.2%
General and administrative	$0.67	4.3%	$0.71	4.6%
Depreciation and amortization	$0.50	3.3%	$0.45	2.9%
Total operating expenses	$14.51	94.7%	$15.40	100.0%
Interest expense	$-0.47	-3.1%	$(0.46)	-3.0%
Interest income	$0.06	0.4%	$0.12	0.8%
Gain on extinguishment of debt	$0.47	3.1%	$-	0.0%
Loss from equity method investment	$0.07	0.5%	$(0.05)	-0.3%
Other income (expense)	$-0.03	-0.2%	$0.18	1.2%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

Three Months Ended	Mesa/
December 31, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$253,958	$11,596	$49,738	$(50,169)	$265,123
Total operating expenses	235,254	10,703	47,984	(42,917)	251,024
Operating income (loss)	$18,704	$893	$1,754	$(7,252)	$14,099

Three Months Ended	Mesa/
December 31, 2007 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$320,789	$6,167	$56,957	$(57,321)	$326,592
Total operating expenses	315,373	12,749	47,777	(49,384)	326,515
Operating income (loss)	$5,416	$(6,582)	$9,180	$(7,937)	$77

RESULTS OF CONTINUING OPERATIONS

Quarter Ended December 31, 2008 Versus the Quarter Ended December 31, 2007

Operating Revenues

In the quarter ended December 31, 2008, net operating revenue decreased $61.5 million, or 18.8%, to $265.1 million from $326.6 million for the quarter ended December 31, 2007. Contract revenue decreased $66.4 million, or 20.9%, driven primarily by a $38.2 million or 33.9% decrease in fuel reimbursement revenue and a 10.4% reduction in aircraft in service.

Operating revenues for go! increased $5.4 million as a result of a 65.4% increase in average fares and an 11.3% increase in passengers. Freight and other revenue increased by $0.5 million primarily due to excess baggage revenue.

Operating Expenses

Flight Operations

In the quarter ended December 31, 2008, flight operations expense decreased $8.1 million, or 8.6%, to $85.5 million from $93.6 million for the quarter ended December 31, 2007. On an ASM basis, flight operations expense increased 11.9% to 4.9 cents per ASM in the quarter ended December 31, 2008 from 4.4 cents per ASM in the quarter ended December 31, 2007. The decrease is primarily driven by a $6.1 million decrease in wages and employee related expenses. Additionally, there was a net $1.2 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet. Flight simulator lease decreased $1.0 million due to a decrease in pilot training.

Fuel

In the quarter ended December 31, 2008, fuel expense decreased by $37.4 million, or 32.3%, to $78.5 million from $115.9 million for the quarter ended December 31, 2007. On an ASM basis, fuel expense decreased 17.0% to 4.5 cents per ASM in the quarter ended December 31, 2008 from 5.5 cents per ASM in the quarter ended December 31, 2007. Average fuel cost per gallon decreased $0.44, to an average of $2.35 per gallon for the quarter ended December 31, 2008 from an average of $2.79 per gallon for the quarter ended December 31, 2007. The cost per gallon decrease resulted in a $14.8 million favorable price variance, of which $0.6 million was related to go!. The reduction in gallons of fuel purchased in the quarter ended December 31, 2008 resulted in a $22.6 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines that now includes fifteen (including 11 new stations since December 31, 2007) stations. In the quarter ended December 31, 2008, approximately 94.8% of our fuel costs were reimbursed by our code-share partners.

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

Maintenance

In the quarter ended December 31, 2008, maintenance expense decreased $22.8 million, or 31.7%, to $49.2 million from $72.0 million for the quarter ended December 31, 2007. On an ASM basis, maintenance expense decreased 16.4% to 2.8 cents per ASM in the quarter ended December 31, 2008 from 3.4 cents per ASM in the quarter ended December 31, 2007. The decrease in maintenance is primarily due to a $16.3 million decrease in engine repair cost associated with the termination of power by the hour programs, a $3.5 million decrease in component contracts due to a contract amendment, and a decrease of $1.8 million in wages and overtime due to decreased headcount. Heavy maintenance decreased $1.3 million due to reduced volume. On a go forward basis our maintenance expense will fluctuate based on actual cost incurred due to the termination of power by the hour programs.

Aircraft and Traffic Servicing

In the quarter ended December 31, 2008, aircraft and traffic servicing expense decreased by $3.2 million, or 16.1%, to $16.5 million from $19.7 million for the quarter ended December 31, 2007. On an ASM basis, aircraft and traffic servicing expense increased 2.8% to 1.0 cent per ASM in the quarter ended December 31, 2008 from 0.9 cents in the quarter ended December 31, 2007. This decrease is related to a $3.8 million decrease in our code-share operations, offset by an increase of $0.7 million related to our go! operations.

Promotion and Sales

In the quarter ended December 31, 2008, promotion and sales expense increased by $0.3 million, or 43.3%, to $1.1 million from $0.8 million for the quarter ended December 31, 2007. The increase is primarily due to an increase in advertising expenses, which includes credit card and booking fees and travel agent commissions. This increase was driven by an increase in passengers due to additional capacity. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the quarter ended December 31, 2008, general and administrative expense decreased $3.5 million, or 23.2%, to $11.5 million from $15.0 million for the quarter ended December 31, 2007. The decrease is primarily due to a $2.2 million decrease in legal expenses resulting from decreased legal activities in our go! operation, and a $2.1 million decrease in property and sales taxes. Freight and other expenses decreased by $0.5 million, and utilities expenses decreased by $0.3 million resulting from improved telephone and data lines contracts. These decreases were partially offset by a $0.9 million increase in administrative expenses, and a $0.5 million increase in lease expenses.

Depreciation and Amortization

In the quarter ended December 31, 2008, depreciation and amortization expense decreased $0.9 million, or 9.1%, to $8.7 million from $9.6 million for the quarter ended December 31, 2007. The decrease was primarily driven by the cessation of depreciation on fully depreciated equipment.

Interest Expense

In the quarter ended December 31, 2008, interest expense decreased $1.5 million, or 15.4%, to $8.2 million from $9.7 million for the quarter ended December 31, 2007. This decrease is largely attributable to lower aircraft interest rates and fewer aircraft in the fleet, which significantly reduced the total aircraft interest.

Interest Income

In the quarter ended December 31, 2008, interest income decreased $1.5 million, or 57.3%, to $1.1 million from $2.6 million for the quarter ended December 31, 2007. The decrease in the Company's interest income was due to a combination of lower interest rates and lower balances of cash, cash equivalents, restricted cash and marketable securities. At December 31, 2008, the total balance of cash, cash equivalents, restricted cash, and marketable securities was $64.0 million, which was $121.5 million less than the approximate $188.2 million balance at December 31, 2007.

Gain on Extinguishment of Debt

During the quarter ended December 31, 2008 the Company purchased certain senior convertible notes due in June 2023 and February 2024 at a substantial discount and recorded a gain of approximately $8.1 million.

Income from Equity Method Investments

In the quarter ended December 31, 2008, income from equity method investments increased $2.3 million, to income of $1.2 million from a loss of $1.1 million for the quarter ended December 31, 2007. The increase is primarily due to recognizing income for our share of our investment in a closely held airline related business in the quarter ended December 31, 2008 as compared to recognizing our share of losses in the quarter ended December 31, 2007. This positive variance was partially offset by recognizing income for our share our investment in Kunpeng Airlines in the quarter ended December 31, 2007.

Other Income (Expense)

In the quarter ended December 31, 2008, other income decreased $4.4 million to an expense of $0.5 million from income of $3.9 million for the quarter ended December 31, 2007. The decrease in income is primarily attributable to: net realized gains from the sales of investment securities decreased $0.4 million, unrealized gains on investment securities decreased $3.5 million, and other net gains decreased $0.3 million.

Income Taxes

In the quarter ended December 31, 2008, our effective tax rate decreased to 2.4% from 33.6% for the quarter ended December 31, 2007. The decrease in our effective tax rate is primarily due to the fact that Mesa has fully valued the deferred taxes, the estimated profit this quarter, which would be offset by net operating loss carryforwards, would systematically adjust the amount of valuation allowance recorded against the net operating loss carryforwards. This in turns leaves only the state taxes on stand-alone jurisdictions affecting tax expense.

With the issuance of a significant number of shares in the second quarter of fiscal 2009, it is probable that this will trigger a Section 382 limitation on the utilization of the Company's NOLs. This will have a material impact on the Company's financial statements.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss carryforwards once the corporation experiences an ownership change as defined in the rules of Section 382. Generally, an ownership change occurs when within a span of 36 months, there is an increase in the stock ownership by one or more shareholders of more than 50 percentage points. If the Company should incur an ownership change or significant equity event in the future, the Company may be limited to an annual limitation on the use of its net operating loss carryforwards.

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

Net loss from discontinued operations for the quarter ended December 31, 2008 was $0.2 million, compared to a loss from discontinued operations of $1.4 million for the quarter ended December 31, 2007. The decrease in net losses from discontinued operations for the comparative year over year periods is primarily attributable to Air Midwest's operations ceasing as of June 30, 2008.

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations.

The Company continued to market the remaining 20 Beechcraft 1900D aircraft during the first quarter of 2009. The Company has concluded that the fair value of the remaining 20 aircraft is equal to or greater than the carrying value at December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At December 31, 2008, the Company had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash) of $64.0 million (including $13.6 million of restricted cash), compared to $64.9 million (including $13.9 million of restricted cash) at September 30, 2008. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.

Sources of cash included $12.1 million provided from operations, due primarily to $15.3 million in income from operations, partially offset by other changes in assets and liabilities

Uses of cash included principal payments on short-term and long term debt of $8.2 million, capital expenditures of $8.2 million offset by the financing of rotable inventory of $3.0 million and the proceeds from receipt of deferred credits of $2.0 million.

As of December 31, 2008, we had net receivables of approximately $26.5 million, compared to net receivables of approximately $32.4 million as of September 30, 2008. The amounts due consist primarily of receivables from our code-share partners, federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 32.2% of total gross accounts receivable at December 31, 2008.

Recent Developments Affecting Our Liquidity

In November 2007, we posted a $90.0 million bond in our litigation case with Hawaiian Airlines, which covered the original $80.0 million judgment, $4.7 million in legal fees, $3.4 million in interest and $1.9 million for additional costs. The bond was funded from cash on hand. See disclosure under "Litigation" for a summary of the Hawaiian Airlines litigation and the U.S. Bankruptcy Court's ruling therein. On April 30, 2008, the Company reached a settlement of its suit with Hawaiian airlines. Under the terms of the settlement and without admitting any wrong doing, Mesa received $37.5 million from the bond it had previously posted with the United States Bankruptcy Court for the District of Hawaii. Hawaiian airlines retained the remaining collateral of the bond totaling $52.5 million.

On May 20, 2008, the Company's board of directors approved separate agreements reached by the Company with certain of the holders of its Senior Convertible Notes due 2023 (the "2023 Notes"). As previously disclosed in the Company's filings with the Securities and Exchange Commission, the holders of the 2023 Notes had the right to require the Company to repurchase the 2023 Notes on June 16, 2008 ("the Put") at a price of $397.27 per $1,000 note ("the Put Price") plus any accrued and unpaid cash interest. If all of the holders of the 2023 Notes had exercised this right the Company would have been required to repurchase the Notes for approximately $37.8 million in cash, common stock, or a combination thereof.

Under the terms of these arrangements, holders holding approximately $77.8 million in aggregate face amount of the 2024 Notes (representing approximately 82% of the aggregate face amount of the Note outstanding) have agreed to forbear from exercising their Put Right with respect to the 75% in aggregate face amount of Notes owned by such holders (i.e. $23.3 million of the $37.8 million subject to the Put). In consideration for such agreement, the Company agreed to purchase 25% in aggregate face amount of such holder's Notes at a purchase price equal to 75% of the Put Price and the right to require the Company to repurchase such Notes on January 31, 2009. The put price payable on January 31, 2009 will also be payable in cash, common stock, or a combination thereof, at the Company's election. The Company's aggregate payment obligation with respect to such purchased Notes is approximately $6.0 million, including accrued and unpaid interest, which was paid on May 22, 2008. In consideration for such forbearance agreement, the Company also agreed to issue to such holders two-year warrants to purchase 25,000 shares of common stock for each $1 million in aggregate face amount of Notes deferred (or an aggregate of approximately 1.46 million shares of common stock.) The warrants have a per share exercise price of $1.00, contain anti-dilutive protection for major corporate events, such as stock splits and stock dividends, and are not exercisable to the extent the exercise thereof would cause the holder to beneficially own greater than 4.99% of the Company's outstanding capital stock.

In the first quarter Mesa paid $1.4 million to purchase approximately 9.5% of their outstanding Senior Convertible Notes due in 2023 and 2024 in the amount of $2.0 million and $7.6 million respectively. The transaction after the payment of accrued interest, commissions and the write off of deferred debt issuance costs, resulted in a gain of $8.1 million which has been recorded in the Condensed Consolidated Statement of Operations in Gain on extinguishment of debt.

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

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. Delta and the Company have fully briefed the issue on appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009.

While the Company's cash flows from operations and its available capital are sufficient to meet its current operating expenses, lease obligations and debt service requirements for at least the next 12 months, the Company's future cash flow from operations and available capital will be negatively impacted by (i) our ability to secure more flexible credit terms from certain of the Company's other key vendors; (ii) reduced cash payments from our code-share partners related to disputed items under our agreements (iii) the Company's ability to restructure certain of its aircraft lease obligations and key vendor obligations, and (iv) the results of the Company's ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors and the Delta litigation could give rise to covenant and payment defaults under the terms of the Company's material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company's operations and ability to operate as a going concern.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.   Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of the types described in the categories set forth the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

Contractual Obligations

There were no significant changes to the cash obligations as set forth in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008 except as set forth below.

During the first two weeks of February 2009, the Company (i) issued 3,434,000 shares of its common stock, no par value (the "Common Stock"), in satisfaction of its obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of its 2023 Notes to purchase an additional $29,071,250 face amount of 2023 Notes in exchange for a total of $1,844,431 in cash, 8,430,457 shares of its common stock, no par value (the "Common Stock") and $983,937 in aggregate principal amount of the Company's new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, the Company repurchased $19,278,000 in aggregate principal amount at maturity of its Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6,504,000 in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on or about February 19, 2009. In consideration for the $19,278,000 of the 2024 Notes' face value, the Company issued 94,269,420 shares of its Common Stock.    In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On or about February 17, 2009, the Company entered into separate agreements with certain holders of its 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of the Company's Common Stock, and $16.3 million in aggregate principal amount of the 2012 Notes. The issuance of the Common Stock and 2012 Notes in the exchange is expected to close on or about February 25, 2009.

Prior to the transactions described above and without giving effect to the February 19th exchange agreements, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. $21.7 million of the 2023 Notes' face value was not put to the Company and, as of the date of this report, has not otherwise been repurchased and thus remain outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.   Following the closing of the transactions evidenced by the February 19th exchange agreements described in the preceding paragraph, the put was not recognized for $17.4 million in aggregate principal amount at maturity of the 2024 Notes and will remain outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.    At such time, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of Common Stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, we identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgment and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will differ from those estimates. We have made no significant change in our critical accounting policies since September 30, 2008.

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of December 31, 2008:

	Number of Aircraft
Type of Aircraft	Owned	Leased	Total	Operating on December 31, 2008	Passenger Capacity
CRJ-200 Regional Jet (A)(D)	2	48	50	43	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	24	38	38	86
ERJ 145 Jet (B)	0	36	36	34	50
Beechcraft 1900D (C)	20	0	20	0	19
Dash 8	0	16	16	16	37
Total	44	136	180	151

(A) Five aircraft sub-leased to Kunpeng Airlines
(B) Two aircraft sub-leased to Trans States Airlines.
(C) These aircraft are associated with Air Midwest and are included within assets of discontinued operations.
(D) One CRJ 200 is parked and held for lease return in the second quarter 2009.

____________

Fleet Plans

CRJ Program

As of December 31, 2008, the Company operated 101 Canadair Regional Jets (43 CRJ-200, 20 CRJ-700 and 38 CRJ-900s).

In January 2004, we exercised options to purchase twenty CRJ-900 aircraft (seven of which can be converted to CRJ-700 aircraft.) As of September 30, 2007, we had taken delivery of thirteen CRJ-900 aircraft and five CRJ-700 aircraft. The obligation to purchase the remaining two CRJ-900's (which can be converted to CRJ-700's) was terminated In June 2007 in connection with our agreement to purchase 10 new CRJ-700 NextGen aircraft.

ERJ Program

As of December 31, 2008, the Company operated 34 Embraer 145 aircraft and sub-leased two to Trans States Airlines, Inc. We acquired all 36 ERJ-145s through a June 1999 agreement with Empresa Brasiliera de Aeronautica S.A. ("Embraer").

Beechcraft 1900D

As of December 31, 2008, we owned 20 Beechcraft 1900D aircraft, which are included in discontinued operations.

Dash-8

As of December 31, 2008, we operated 16 Dash-8 aircraft in operation; 10 with United Express and 6 with US Airways Express.

Item 3. Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company's market risk from September 30, 2008 to December 31, 2008.

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

There were no changes in our disclosure controls and procedures or internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to take steps to remediate the material weakness noted in our annual report on Form 10-K for the fiscal year ended September 30, 2008. We began an aggressive recruiting campaign and have hired professional consultants to fill key positions until permanent replacements are hired. We believe these steps will provide adequate short-term solutions as we recruit hire and train the appropriate full time personnel.

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

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom Airlines, based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court. On June 27, 2008, Delta filed a notice of appeal with the 11th Circuit Court of Appeals (the "Court of Appeals") and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. The Company has responded to Delta's motion in accordance with the applicable rules and the Court of Appeals, after reviewing the filings, denied Delta's request. Delta and the Company have fully briefed the issues on appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009.

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

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There have not been any material changes during the quarter ended December 31, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2008, other than as set forth below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company's Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of December 31, 2008, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.9 million, leaving approximately 11.5 million shares available for purchase under existing Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company did no repurchase any shares of its common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October 2008	-	$-	17,952,603	11,469,658
November 2008	-	$-	17,952,603	11,469,658
December 2008	-	$-	17,952,603	11,469,658

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to vote for Security Holders.

The Company held a Special Meeting of Stockholders on December 22, 2008, at which the stockholders approved the following proposals: (1) the issuance of such number of shares of the Company's common stock as may be necessary to repurchase all of its outstanding Senior Convertible Notes due 2023 and Senior Convertible Notes due 2024 if the Company is required by noteholders to repurchase such notes in accordance with the indentures under which the notes were issued and certain related contractual agreements with respect to the 2023 notes, and if the Company elects to satisfy all or a portion of its repurchase obligations by issuing shares of its common stock ("Proposal No. 1"); (2) the issuance, if necessary, of shares of the Company's common stock that may result in a person, persons, a group, or groups acquiring more than 20% of the Company's outstanding common stock due to the Company's issuance of shares of common stock in satisfaction of its note repurchase obligations ("Proposal No. 2"); and (3) the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 900,000,000 shares ("Proposal No. 3"). Abstentions are included in the determination of the number of shares represented for a quorum and have the same affect as "no" votes in determining whether proposals are approved. To the extent applicable for the proposal, broker non-votes are counted for the purpose of determining the presence of or absence of a quorum but are not counted for determining the number of votes cast for or against a proposal.

Results of the voting in connection with this issue were as follows:

Proposal No. 1	For	Against	Abstain

	14,480,781	1,758,900	381,959

Proposal No. 2	For	Against	Abstain

	14,431,075	1,811,939	378,626

Proposal No. 3	For	Against	Abstain

	13,587,193	2,666,302	368,145

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Reference

3.1	Certificate of Amendment to the Registrant's Articles of Incorporation, effective January 9, 2009	*

4.1	Indenture dated as of February 10, 2009 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2012	*

4.2	Form of Registration Rights Agreement dated as of February 10, 2009 between the Registrant and certain purchasers of Senior Convertible Notes due 2012	*

4.3	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)	*

4.4	Form of Senior Convertible Note due 2012 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)	*

4.5	Form of Exchange Agreement relating to Senior Convertible Notes due 2023	*

31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.
By: /s/ MICHAEL J. LOTZ Michael J. Lotz President & Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: February 19, 2009

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Amendment to the Registrant's Articles of Incorporation, effective January 9, 2009 PDF as a courtesy	*

4.1

Indenture dated as of February 10, 2009 between the Registrant, the guarantors signatory thereto and U.S. Bank National Association, as Trustee, relating to Senior Convertible Notes due 2012     PDF as a courtesy

*

4.2	Form of Registration Rights Agreement dated as of February 10, 2009 between the Registrant and certain purchasers of Senior Convertible Notes due 2012 PDF as a courtesy	*

4.3	Form of Guarantee (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)	*

4.4	Form of Senior Convertible Note due 2012 (Exhibit A-1 to Indenture filed as Exhibit 4.1 above)	*

4.5	Form of Exchange Agreement relating to Senior Convertible Notes due 2023 PDF as a courtesy	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

____________

* Filed herewith