Form 10-Q
period 2009-03-31
MESA AIR GROUP INC
filed 2009-05-11
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES     ☒ NO

      On May 4, 2009, the registrant had outstanding 146,611,621 shares of Common Stock.

Note: PDF provided as a courtesy

TABLE OF CONTENTS
INDEX

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Operating revenues:
Passenger	$229,568	$316,840	$491,064	$640,043
Freight and other	3,443	3,489	7,070	6,878
Net operating revenues	233,011	320,329	498,134	646,921

Operating expenses:
Flight operations	84,812	89,207	170,304	182,778
Fuel	50,323	118,759	128,858	234,678
Maintenance	56,799	66,884	105,961	138,894
Aircraft and traffic servicing	17,783	20,255	34,272	39,910
Promotion and sales	1,293	922	2,413	1,703
General and administrative	14,725	20,984	26,233	35,976
Depreciation and amortization	9,312	9,769	18,030	19,356
Loss contingency	-	(34,100)	-	(34,100)
Bankruptcy settlement	-	(27)	-	(27)
Impairment of long-lived assets	350	-	350	-
Total operating expenses	235,397	292,653	486,421	619,168

Operating income (loss)	(2,386)	27,676	11,713	27,753

Other income (expense):
Interest expense	(5,402)	(9,719)	(13,588)	(19,400)
Interest income	988	1,919	2,097	4,519
Gain on extinguishment of debt	37,210	7,354	45,317	7,354
Loss from equity method investments	(2,794)	(506)	(1,559)	(1,558)
Other income (expense)	(414)	2,296	(891)	6,199
Total other income (expense)	29,588	1,344	31,376	(2,886)
Income from continuing operations before taxes	27,202	29,020	43,089	24,867
Income tax provision (benefit)	64,479	11,557	64,878	10,162
Net income (loss) from continuing operations	(37,277)	17,463	(21,789)	14,705

Income (loss) from discontinued operations, net of taxes	539	(8,043)	353	(9,492)

Net income (loss)	$(36,738)	$9,420	$(21,436)	$5,213

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.43)	$0.65	$(0.38)	$0.53
Income (loss) from discontinued operations	0.01	(0.30)	0.01	(0.34)
Net income (loss) per share	$(0.42)	$0.35	$(0.37)	$0.19

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.43)	$0.51	$(0.38)	$0.45
Income (loss) from discontinued operations	0.01	(0.22)	0.01	(0.26)
Net income (loss) per share	$(0.42)	$0.29	$(0.37)	$0.19

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

26,773,479 shares issued and outstanding, respectively
	March 31, 2009	September 30, 2008
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$43,209	$50,763
Marketable securities	2	224
Restricted cash	13,911	13,947
Receivables, net	16,745	32,429
Income tax receivable	1,959	734
Expendable parts and supplies, net	28,476	31,067
Prepaid expenses and other current assets	162,751	162,701
Deferred income taxes	18,854	18,379
Assets of discontinued operations	21,190	24,805
Total current assets	307,097	335,049
Property and equipment, net	575,753	577,183
Lease and equipment deposits	11,832	11,957
Equity method investments	16,096	13,697
Other assets	18,481	21,319
Total assets	$929,259	$959,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$39,419	$137,990
Accounts payable	37,130	28,898
Air traffic liability	5,657	7,861
Accrued compensation	6,813	7,394
Income taxes payable	14	-
Other accrued expenses	41,517	50,646
Liabilities of discontinued operations	36,953	39,620
Total current liabilities	167,503	272,409
Long-term debt, excluding current portion	443,966	420,878
Deferred credits	115,717	116,849
Deferred income taxes	81,180	15,734
Other noncurrent liabilities	25,336	23,678
Total liabilities	833,702	849,548

Stockholders' equity
Common stock of no par value and additional paid-in capital, 900,000,000 shares authorized; 146,575,835 and 26,773,479 shares issued and outstanding, respectively	113,205	105,869
Retained earnings (deficit)	(17,648)	3,788
Total stockholders' equity	95,557	109,657
Total liabilities and stockholders' equity	$929,259	$959,205

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(21,789)	$14,705
Net income (loss) from discontinued operations	353	(9,492)
Net income (loss)	(21,436)	5,213
Adjustments to reconcile income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	18,049	19,342
Impairment charges	350	9,134
Deferred income taxes	64,972	(2,536)
Gain on investment securities	-	(3,132)
(Gain) Loss from equity method investment	1,559	1,558
Amortization of deferred credits	(8,578)	(9,026)
Amortization of restricted stock awards	413	496
Amortization of contract incentive payments	164	164
Loss on sale of assets	259	156
Stock option benefit	(13)	(17)
Provision for obsolete expendable parts and supplies	458	2,071
Provision (benefit) for doubtful accounts	2,948	(909)
Gain on extinguishment of debt	(45,317)	(7,354)
Reversal of loss contingency	-	(34,100)
Changes in assets and liabilities:
Net sales of investment securities	222	113,199
Receivables	12,175	4,052
Income tax receivables	(1,254)	154
Expendable parts and supplies	2,133	1,463
Prepaid expenses	110	(15,971)
Other current assets	339	817
Accounts payable	4,236	17,352
Income taxes payable	1,004	3,282
Other accrued expenses	(10,756)	(6,111)
Net cash provided by operating activities	22,037	99,297
Cash Flows from Investing Activities:
Capital expenditures	(14,066)	(12,910)
Proceeds from sale of flight equipment and expendable inventory	3	5,760
Change in restricted cash	37	(90,594)
Change in other assets	117	468
Net returns of lease and equipment deposits	242	2,329
Net cash used in investing activities	(13,667)	(94,947)

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(27,186)	(32,576)
Proceeds from financing	2,981	-
Proceeds from issuance of common stock	835	-
Common stock purchased and retired	-	(6,812)
Proceeds from receipt of deferred credits	7,446	4,048
Net cash used in financing activities	(15,924)	(35,340)
Net change in cash and cash equivalents	(7,554)	(30,990)
Cash and cash equivalents at beginning of period	50,763	72,377
Cash and cash equivalents at end of period	$43,209	$41,387

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$10,530	$19,999
Cash paid (refunded) for income taxes, net	265	(1,565)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debt to equity	$21,370	$-
Conversion of accrued interest into equity investment	3,959	2,779
Accrued purchase of property and equipment	2,996	-
Receivable for credits related to aircraft financing	-	(3,912)

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and the following wholly-owned operating subsidiaries (collectively "Mesa" or the "Company"): Mesa Airlines, Inc. ("Mesa Airlines"), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. ("Freedom"), a Nevada corporation and certificated air carrier; Air Midwest, Inc. ("Air Midwest"), a Kansas corporation; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. ("RAS"), a California corporation; Mesa Air Group — Airline Inventory Management, LLC ("MAG-AIM"), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Mesa Air New York, Inc., a New York Corporation; Nilchii, Inc. ("Nilchii"), a Nevada corporation; MAGI Insurance, Ltd. ("MAGI"), a Barbados, West Indies based captive insurance company; and Ping Shan SRL ("Ping Shan"), a Barbados company with restricted liability. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs ground handling services. MAG-AIM purchases, distributes and manages the Company's inventory of rotable and expendable spare parts. Ritz Hotel Management Corp. is a company that owns and manages a Phoenix area hotel property used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

The statements of operations for the three and six months ended March 31, 2008 reflect a reclassification of $7.4 million from other income to gain on extinguishment of debt to conform to presentation that was provided in the statement of operations for the year ended September 30, 2008 and to the presentation provided in the comparable periods of the current year. In addition, the statement of cash flows for the six months ended March 31, 2008 also reflects reclassification of the $7.4 million from principal payments on short and long term debt to gain on extinguishment of debt to conform to the presentation of the comparable period of the current year. The Company does not believe the reclassification is material to the financial statements.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") in the first quarter of fiscal 2008. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. As a result of implementing FIN 48 in the first quarter of fiscal 2008, the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007 under FIN 48. No other changes resulting from implementing FIN 48 were necessary. The Company does not expect a significant change with its uncertain tax positions through the second quarter of fiscal 2010.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company was required to adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company has cash and cash equivalents that include money market securities of $2,000 that are considered to be highly liquid and easily tradeable and marketable securities. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within the fair value hierarchy. See Note 5 for more information regarding our marketable securities. The fair value of our jet fuel swap is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized this swap contract as level 2 within the fair value hierarchy. See Note 7 for more information regarding our jet fuel swap.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities &mdash Including an Amendment of FASB Statement No. 115". Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company was required to adopt SFAS No. 159 in the first quarter of fiscal 2009. The Company has not elected the fair value option for any assets or liabilities as allowed by SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations". This statement replaces SFAS No. 141, "Business Combinations" however it retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting-the acquisition method-to all transaction and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No.141(R) beginning in the first quarter of fiscal 2010. Management believes that it will not have a significant impact on the Company's consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1 "Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The company will be required to adopt FSP APB 14-1 in the first quarter of fiscal 2010. Management has not evaluated the impact that this FSP will have on the Company's consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force ("EITF") 07-5 "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6, The Meaning of "Indexed to a Company's Own Stock," ("EITF 01-6") and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for the Company in the first quarter of fiscal 2010, and must be applied to all instruments outstanding on the date of adoption. The Company is currently evaluating the impact of EITF 07-5, and has not yet determined the effect of its adoption on the Company's consolidated financial statements.

In June 2008, the FASB issued EITF 08-3 "Accounting by Lessees for Maintenance Deposits", on the accounting for maintenance deposits that may not be refunded. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. EITF 08-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company currently accounts for its maintenance deposits in accordance with EITF 08-3, and therefore, the adoption of EITF 08-3 will not have an impact on the Company's consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This standard expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial statement, such as collateralized debt obligations. This statement became effective upon issuance. SFAS No. 157-3 did not have a significant impact on the Company's consolidated financial statements.

In November 2008, the FASB issued EITF 08-6 "Equity Method Investment Accounting Considerations", on how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite- lived intangible asset of an equity method investment should be performed, and how an equity method investee's issuance of shares should be accounted for. The Company will be required to adopt EITF 08-6 in the first quarter of fiscal 2010. Management has not evaluated the impact of this issue on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP Financial Accounting Standards ("FAS") 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The FSP will not impact the Company's condensed consolidated financial statements as it currently classifies all debt securities as trading, whereby changes in fair value of marketable securities are recorded directly to the consolidated statement of operations instead of other comprehensive income.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company's condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instrument not measured on the balance sheet at fair value. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP will not have a significant impact on the Company's condensed consolidated financial statements.

2. Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consisted of Beechcraft 1900D turboprop operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service ("EAS") markets effective June 30, 2008.

All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the condensed consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

During the three and six months ended March 31, 2009, the Company recorded revenues, income (loss) before taxes, income tax expense (benefit) and net income (loss) generated by discontinued operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)

Revenue	$-	$9,015	$120	$19,485

Income (loss) before income taxes	$775	$(12,252)	$589	$(14,603)
Income tax expense (benefit)	236	(4,209)	236	(5,111)
Net income (loss) from discontinued operations	$539	$(8,043)	$353	$(9,492)

Only interest expense directly associated with the debt outstanding of our Beechcraft 1900D aircraft is included in discontinued operations. General overhead or interest expense which is not directly related to Air Midwest, is not included within discontinued operations. The remaining carrying value of all assets and liabilities of the discontinued operations approximate fair market value, therefore no adjustment related thereto have been recorded in the six months ended March 31, 2009.

Assets, including assets held for sale, and liabilities associated with the Air Midwest turboprop operation have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. In accordance with SFAS No. 144, depreciation and amortization related to assets held for sale ceased as of September 30, 2007. Assets and liabilities of the discontinued operations were as follows:

	March 31,	September 30,
	2009	2008
	(In thousands)
Current assets	$94	$3,654
Property and equipment, net	20,800	20,800
Other assets	296	351
Current liabilities	(1,021)	(1,467)
Current portion of long-term debt	(5,703)	(5,206)
Long-term debt excluding current portion	(30,229)	(32,947)
Net liabilities of discontinued operations	$(15,763)	$(14,815)

3. Management's Plans Regarding Going Concern

Liquidity and Going Concern Matters:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing Hawaii operations and the realization of assets and liabilities in the ordinary course of business. The Company expects to continue its go! operations and to continue to serve its three code-share partners (see Delta discussion below). Accordingly, the Company believes that its projected cash flows from operations and working capital to be sufficient to meet its current operating expenses, lease obligations and debt service requirements for at least the next 12 months. The Company currently has excess regional jet aircraft and B1900D turboprop aircraft and may, in April 2010, have additional excess aircraft. (See excess aircraft discussion below). The Company's business plan also focuses on further reducing costs and enhancing liquidity by instituting plans for all or some of the following: the sale of excess aircraft, subleasing of excess aircraft, and/or discussions with our current partners or future partners, sales or financing transactions for aircraft related parts, and renegotiation of credit terms from certain of the Company's key vendors.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights during three months of the six-month period ended February 2008. Following Delta's termination notification, the Company filed a Complaint on April 7, 2008 in the United States District Court for the Northern District of Georgia ("the Court") seeking declaratory and injunctive relief. An evidentiary hearing was conducted in late May 2008. Following the hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the court. On June 27, 2008, Delta filed a Notice of Appeal. On July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. Delta and the Company have fully briefed the issue on appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009.

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

We currently have excess aircraft that are not operating under our code-share agreements and at go!. As of April 1, 2009, we have 37 excess aircraft consisting of five CRJ-200s (previously operated at Kunpeng Airlines), 12 ERJ-145s (previously operated under the Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to sublease our excess regional jet aircraft and sell our B1900D aircraft. Our excess aircraft will have a negative impact on our financial condition and results of operations.

In addition, we currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United pursuant to a code-share agreement. Under our agreement with United, we may swap 10 CRJ-200s for 10 CRJ-700s; to exercise this right, we must advise United of the delivery dates for the swap of 10 CRJ-700s by October 31, 2009. Also, under our United agreement, 26 CRJ-200s and 10 Dash-8s can be terminated early by United in April 2010, upon six months prior notice. We have not received notice from United regarding its intentions with respect to its CRJ-200 and Dash-8 fleet. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 19% of the Company's revenues. Although we have early return rights for 8 CRJ-200 aircraft flying for United, we have substantial aircraft lease obligations beyond April 2010 on the remaining fleet. If United ecercises its early termination option for the CRJ-200 and/or Dash-8 aircraft, we would be unlikely to place these aircraft in revenue-generating service in a timely manner or sublease these aircraft at the lease reimbursement rates in the United code-share agreement. In the absence of obtaining additional capital through equity or debt financings, asset sales, consensual restructuring the aircraft lease terms and/or similar measures, continuing our agreement with United, or placing the aircraft with another carrier, our cash flows from operations and available working capital will be insufficient to meet our obligations.

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

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United Airlines, Inc. ("United"), Delta Air Lines, Inc. ("Delta") and US Airways, Inc. ("US Airways"). As of March 31, 2009, Mesa Airlines and Freedom Airlines operated a fleet of 146 aircraft - 96 CRJs, 34 ERJs and 16 Dash-8's. There are two CRJ and six ERJ non- revenue generating operational spares.

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of March 31, 2009, go! operated a fleet of 5 CRJ-200 aircraft.

The Other category includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Air New York, Nilchii, Ping Shan and Ritz Hotel Management Corp., all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASM's") and other operating statistics.

The Company only allocates those assets specifically associated with the operation of aircraft engaged in the revenue generating activity of a segment.

Three Months Ended	Mesa/
March 31, 2009 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$223,866	$9,605	$45,537	$(45,997)	$233,011
Depreciation and amortization	8,645	263	404	-	9,312
Operating income (loss)	5,684	(2,104)	774	(6,740)	(2,386)
Interest expense	(4,855)	138	(733)	48	(5,402)
Interest income	19	-	1,018	(49)	988
Income (loss) before income tax	795	(2,279)	35,424	(6,738)	27,202
Income tax provision (benefit)	4,749	(557)	65,397	(5,110)	64,479
Total assets	1,268,811	12,320	518,246	(891,308)	908,069
Capital expenditures (including non-cash)	3,504	117	2,373	-	5,994

Three Months Ended	Mesa/
March 31, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$312,984	$7,185	$49,461	$(49,301)	$320,329
Depreciation and amortization	8,403	555	811	-	9,769
Operating income (loss)	3,549	(8,302)	39,092	(6,663)	27,676
Interest expense	(7,689)	-	(2,175)	145	(9,719)
Interest income	1,127	41	896	(145)	1,919
Income (loss) before income tax	(290)	(8,258)	44,231	(6,663)	29,020
Income tax provision (benefit)	619	(5,157)	20,886	(4,791)	11,557
Total assets	1,384,422	16,453	595,692	(868,803)	1,127,764
Capital expenditures (including non-cash)	22	366	767	-	1,155

Six Months Ended	Mesa/
March 31, 2009 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$477,824	$21,201	$95,275	$(96,166)	$498,134
Depreciation and amortization	16,670	528	832	-	18,030
Operating income (loss)	24,388	(1,211)	2,528	(13,992)	11,713
Interest expense	(12,026)	138	(1,892)	192	(13,588)
Interest income	350	17	1,924	(194)	2,097
Income (loss) before income tax	12,384	(1,595)	46,290	(13,990)	43,089
Income tax provision (benefit)	4,749	(557)	65,796	(5,110)	64,878
Total assets	1,268,811	12,320	518,246	(891,308)	908,069
Capital expenditures (including non-cash)	11,126	125	5,811	-	17,062

Six Months Ended	Mesa/
March 31, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$633,773	$13,352	$106,418	$(106,622)	$646,921
Depreciation and amortization	16,622	1,080	1,654	-	19,356
Operating income (loss)	8,874	(14,884)	48,002	(14,239)	27,753
Interest expense	(15,154)	-	(4,541)	295	(19,400)
Interest income	2,947	73	1,794	(295)	4,519
Income (loss) before income tax	3,073	(14,805)	50,838	(14,239)	24,867
Income tax provision (benefit)	1,256	(6,051)	20,776	(5,819)	10,162
Total assets	1,384,422	16,453	595,692	(868,803)	1,127,764
Capital expenditures (including non-cash)	6,845	366	3,846	-	11,057

5. Marketable Securities

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of March 31, 2009 and September 30, 2008, the Company had $2,000 and $0.2 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in the current period operations. Unrealized losses relating to trading securities held at March 31, 2009 and September 30, 2008 were $41,000 and $12,000, respectively. During the quarter ended March 31, 2009, the Company did not record any net realized gains on marketable securities.

6. Restricted Cash

At March 31, 2009, the Company had $13.9 million in restricted cash. The Company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $11.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $2.0 million relates to maintenance deposits and reserves associated with aircraft which were leased to Kunpeng Airlines.

7. Jet Fuel Swap

go! is significantly impacted by changes in jet fuel prices. Jet fuel consumed for the three months ended March 31, 2009 and 2008 represented approximately 18.3% and 25.7% of go!'s operating expenses, respectively. Over the past several years, fuel expense has become an increasingly larger portion of go!'s operating expenses due to the dramatic increases in all energy prices over this period. The Company's goal is to acquire jet fuel at the lowest possible costs. Approximately 4.6% of our total fuel costs are not reimbursed by our code-share partners.

As a result, on October 24, 2008, the Company paid a deposit and entered into a fixed price swap agreement for the purchase of jet fuel not reimbursed by code-share partners. We do not account for our fixed price swap agreement as a hedge instrument as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Therefore, any changes in the fair value of the swap agreement since the last period are recorded to other income (expense) in the condensed consolidated statement of operations of the period. All cash flows associated with the purchasing of fuel are classified as operating cash flows in the condensed consolidated statement of cash flows.

During the three and six months ended March 31, 2009, we recognized a loss of $0.2 million and $0.4 million, respectively, related to the change in the fair value of our fixed price swap agreement in our Other income (expense) in the condensed consolidated statement of operations. As of March 31, 2009, the Company had $0.3 million remaining on deposit to cover the jet fuel swap.

8. Equity Method Investments

Equity method investments consisted of the following:
	March 31,	September 30,
	2009	2008
	(In thousands)

Investment in airline company	$15,996	$9,244
Investment in Kunpeng Airlines Co., Ltd.	100	4,453
Total equity method investments	$16,096	$13,697

Gain (loss) from equity method investments:
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)

Equity method gain (loss) from airline investment	$1,559	$595	$2,794	$(995)
Equity method loss from payment processing company	-	(101)	-	(265)
Impairment from payment processing company		(762)		(762)
Equity method gain (loss) from Kunpeng Airlines Co., Ltd.	(4,353)	(238)	(4,353)	464
Loss from equity method investments	$(2,794)	$(506)	$(1,559)	$(1,558)

The Company accounts for its investment in the Kunpeng Airlines ("Kunpeng") joint venture with Shenzhen Airlines ("Shenzhen") using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company's beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa's exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. During the third quarter of 2008, the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen. As a result of the negotiated valuation of the interest by the parties set forth in the LOI, the Company recorded a loss on its investment in the third quarter of 2008.

On April 16, 2009, we completed transactions entered into in March 2009 pursuant to an agreement with Shenzhen relating to Kunpeng, a regional airline based in the People's Republic of China. Under the agreement, the Company divested its 49% indirect interest in Kunpeng Airlines by selling to nominees of Shenzhen all of the Company's interest in each of Ping Shan SRL and Shan Yue SRL, both Barbados societies with restricted liability, through which the Company held its interest in Kunpeng Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. $900,000 of the total consideration was offset by the Company's return of security deposits. As a result, the Company recorded a loss on this equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

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

9. Concentrations

The Company has code-share agreements with Delta, US Airways and United. Approximately 97.3% and 96.0% of the Company's consolidated passenger revenue for the three and six month period ended March 31, 2009 respectively, was derived from these agreements. Accounts receivable from the Company's code-share partners were 23.3% and 34.3% of total gross accounts receivable at March 31, 2009 and September 30, 2008, respectively.

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement, and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The Company's allowance for doubtful accounts was $11.0 million and $10.3 million at March 31, 2009 and September 30, 2008, respectively.

US Airways accounted for approximately 47.3% and 47.2% of the Company's total passenger revenue in the three and six month period ended March 31, 2009, respectively. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. On March 30, 2009, US Airways advanced to us $5.0 million as an advance payment of certain costs, fees and payments. In exchange for the advance, Mesa will offset credits that are due from US Airways for the month of May 2009. As of March 31, 2009, the obligation to apply the credits is included in accounts payable in the condensed consolidated balance sheet.

United accounted for approximately 33.2% and 31.7% of the Company's total passenger revenue in the three and six month period ended March 31, 2009, respectively. In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at 15 of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these United stations. A termination of the United agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 16.8% and 17.1% of the Company's total passenger revenue in the three and six month period ended March 31, 2009, respectively. A termination of the ERJ-145 Delta Connection agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. For further information see Note 3.

10. Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	March 31,	September 30,
	2009	2008
	(In thousands)
Notes payable to bank, principal and interest due monthly,interest at LIBOR plus 3%,
(3.5% at March 31, 2009), collateralized by the underlying aircraft, due 2019	$278,194	$288,956
Senior convertible notes due June 2023 (1)	8,631	23,241
Senior convertible notes due February 2024 (1)	10,160	77,802
Senior unsecured notes due February 2012, interest at 8%	21,370	-
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	18,985	19,826
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (2.7% at March 31, 2009), collateralized by the underlying aircraft	110,015	112,643
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	11,715	12,566
Unsecured note payable to supplier, principal due semi-annually, interest at LIBOR plus 6% (6.5% at March 31, 2009) due quarterly through 2012	18,943	21,333
Notes payable to supplier, principal of $82,057 due monthly starting with the 21st month, interest at 3.2%, collateralized by rotable spare parts (2)	1,538	-
Unsecured note payable to supplier, principal and interest at 9.5% due monthly through 2015	2,981	1,624
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009, collateralized by Del Rio Hotel	765	790
Other	88	87
Total debt	483,385	558,868
Less current portion	(39,419)	(137,990)
Long-term debt	$443,966	$420,878

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

During the first two weeks of February 2009, we (i) issued 3.4 million shares of our common stock, in satisfaction of our obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of our 2023 Notes to purchase an additional $29.1 million face amount of 2023 Notes in exchange for a total of $1.8 million in cash, 8.4 million shares of common stock and $1.0 million in aggregate principal amount of our new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, we repurchased $19.3 million in aggregate principal amount at maturity of our Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6.5 million in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on February 17, 2009. In consideration for the $19.3 million of face amount of 2024 Notes, we issued 94.3 million shares of our common stock. On February 17, 2009, we entered into separate agreements with certain holders of our 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of common stock, and $16.2 million in aggregate principal amount of the 2012 Notes. The issuance of the common stock and 2012 Notes in the exchange closed on February 25, 2009.

Consistent with the guidance in FAS 15 each transaction is accounted for based on the terms of the negotiation with that note holder. In instances where the company issued new equity the shares were valued at the closing stock price on the day the shares were issued. In the instances where new notes were issued the total value of the note plus future interest payments (total future cash flows) were used to calculate the gain. The company will recognize no interest expense on the new notes in future periods.

Prior to the transactions that occurred in February 2009 and described above, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding. In total, pursuant to the transactions described above, we retired $30.4 million face amount of 2023 Notes and $103.0 million face amount of 2024 Notes in exchange for $6.7 million in cash, 117.1 million shares of common stock and $17.2 million principal amount of 2012 Notes. $21.7 million of the 2023 Notes' face value was not put to the Company or otherwise repurchased and thus remains outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.  $17.4 million in aggregate principal amount at maturity of the 2024 Notes was not put or otherwise repurchased and thus remains outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.  When the 2023 Notes and 2024 Notes become putable in June 2013 and February 2014, respectively, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

The below table summarizes the face amounts of our outstanding convertible notes and outstanding shares before and after the note transactions described above.

	Prior to Transaction	After All Transactions Effective 2/25/09
	Face Amount Outstanding	Face Amount Outstanding	Cash Paid by Mesa	Shares Issued by Mesa
Senior Notes due June 2023	$52.1 Million	$21.7 Million	$1.8 Million	11,864,457
Senior Notes due February 2024	$120.4 Million	$17.4 Million	$4.9 Million	105,169,420
New Notes due 2012	0	$17.2 Million	--	--
Total	$172.5 Million	$56.3 Million	$6.7 Million	117,072,627

All of the issuances of common stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

11. Income Tax

For the quarter ended March 31, 2009, our effective tax rate increased to 231.3%, from 39.8% for the quarter ended March 31, 2008, and, for the six months ended March 31, 2009, our effective tax rate increased to 149.1% from 49.2% for the six months ended March 31, 2008. The increase in our effective tax rate is primarily due to the issuance of a significant number of shares in the second quarter, which triggered a Section 382 limitation in relation to the Company's net operating loss carryforwards. Section 382 of the Internal Revenue Code limits the amount of pre-change net operating loss carryforwards that can be utilized after an ownership change, see Note 1 see As a result, the Company wrote off approximately $55.0 million of its deferred tax assets related to its net operating loss carryforwards in the quarter ended March 31, 2009. In addition, the Company adjusted the deferred tax asset valuation allowance on its remaining deferred tax assets. The valuation allowance as of March 31, 2009 is $5.5 million.

The Company adopted FIN 48 in the first quarter of fiscal 2008. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. As a result of implementing FIN 48 in the first quarter of fiscal 2008, the only effect on the Company was to reclassify a $2.7 million tax reserve from long-term deferred income tax liability to other noncurrent liabilities at December 31, 2007. No other changes resulting from implementing FIN 48 were necessary. The Company does not expect a significant change with its uncertain tax positions through the second quarter of fiscal 2010.

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35% to income or loss before income taxes) is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009

Computed "expected" tax expense (benefit)	$9,792	35.0%	$15,287	35.0%
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	285	1.0%	1,236	2.8%
Nondeductible expenses	288	1.0%	322	0.7%
Impact of adjusting net operating loss carryforwards	54,349	194.3%	48,268	110.6%
Total tax expense	$64,714	231.3%	$65,113	149.1%

Note 1 — At the time of the ownership change, the Company had a Net Unrealized Built in Gain ("NUBIG") of approximately $62.6 million. The Company may utilize its net operating losses to offset future taxable income up to the amount of the NUBIG provided the appropriate character of income is recognized within 5 years after the ownership change.

Elements of deferred income tax assets (liabilities) are as follows:

	March 31,	September 30,
	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,809	$86,843
Deferred credits	50,508	41,024
Other accrued expenses	15,032	12,209
Deferred gains	3,270	2,656
Other	3,188	2,589
Alternative minimum tax	4,612	3,746
Other reserves and estimated losses	2,171	1,763
Equity in loss of unconsolidated subsidiary	4,238	3,442
Allowance for doubtful receivables	4,800	3,899
Intangibles	91	74
Unrealized trading losses	163	132
Equity and deferred compensation	1,139	925
123R windfall in NOLs not yet reducing current tax	(3,266)	(2,653)
Valuation allowance	(5,542)	(12,241)
Total deferred tax assets	$112,212	$144,408

Deferred tax liabilities:
Property and equipment	$(174,538)	$(141,763)
Other	-	-
Total deferred tax liabilities	$(174,538)	$(141,763)

12. Earnings (Loss) Per Share

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	86,604	26,928	56,804	27,756
Effect of dilutive outstanding stock options and warrants	*	*	*	*
Effect of restricted stock	*	*	*	*
Effect of dilutive outstanding convertible debt	*	9,167	*	9,167
Weighted average shares outstanding — diluted	86,604	36,095	56,804	36,923
Check Figure	42,935		42,935
Adjustments to net income (loss):
Net income (loss) from continuing operations	$(37,277)	$17,463	$(21,789)	$14,705
Interest expense on convertible debt, net of tax	-	916	-	1,874
Adjusted net income (loss) from continuing operations	$(37,277)	$18,379	$(21,789)	$16,579

*    Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 1,923,272 and 3,276,917 shares of common stock were outstanding during the quarters ended March 31, 2009 and 2008, respectively, but were excluded from the calculation of dilutive earnings per share for the quarters ended March 31, 2009 and 2008, respectively, because the effect would have been antidilutive.

13. Stock Repurchase Program

The Company's Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of March 31, 2009, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company did not repurchase any shares during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 2009	-	$-	17,952,603	11,469,658
February 2009	-	$-	17,952,603	11,469,658
March 2009	-	$-	17,952,603	11,469,658

14. Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options and restricted stock at the time of grant and amortizing the fair value over the vesting period.

The following amounts were recognized for stock-based compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
General and administrative expenses:	2009	2008	2009	2008
	(In thousands)		(In thousands)
Stock options expense	$-	$(67)	$(13)	$(17)
Restricted stock expense	221	262	413	496
Total	$221	$195	$400	$479

15. Commitments and Contingencies

Pursuant to a Settlement Agreement entered into between Mesa and certain affiliates of the Yucaipa Companies, LTD (collectively "Yucaipa"), the parties agreed to establish a licensing and profit sharing arrangement whereby, in the event that Yucaipa is able to acquire from Aloha in a bankruptcy court auction the rights to the names "Aloha" and "Aloha Airlines," Yucaipa will enter into a license agreement with Mesa to license such names to Mesa for ten years (the "Term") in exchange for certain royalty payments by Mesa for each year during the Term, Mesa will pay Yucaipa 1% of the passenger ticket revenue generated from all Hawaiian inter-island flight operations, subject to a minimum annual revenue payment of $600,000 (the "Revenue Payments"), and will also pay Yucaipa 30% of the pre-tax operating profits from Mesa's operations in the Hawaiian inter-island market less the Revenue Payments.

In addition, Mesa will provide Yucaipa with a $5 million promissory note payable over five years (at LIBOR +350 basis points interest, reset quarterly), that will become payable if Mesa ceases operations in the Hawaiian inter-island market or breaches the Settlement Agreement. If, at the end of the first five years of the Term, the note has not become payable as a result of Mesa's cessation of operations or breach, the principal owing on the note will decrease automatically on a straight-line basis over the remaining five years of the Term. If Mesa ceases operations in Hawaii or breaches the Settlement Agreement during the final five years of the Term, the amount payable on the note would be the principal remaining at the time of such cessation or breach. The note will be secured by a first priority lien on certain Mesa assets with a fair market value equal to 125% of the principal amount of the note.

The Company has contracted to purchase 10 new CRJ-700 NextGen aircraft from Bombardier Aerospace. In conjunction with this purchase agreement, Mesa has $500,000 on deposit with the manufacturer which is included in lease and equipment deposits as of March 31, 2009. The deposit is expected to be returned upon completion of permanent financing on each of the ten aircraft.

The Company also has a long-term contract for the performance of engine maintenance on some of its ERJ aircraft. In April 2000, the Company entered into a 10-year engine maintenance contract with Rolls-Royce Allison ("Rolls-Royce") for its ERJ aircraft. The contract requires Mesa to pay Rolls-Royce for the engine overhaul upon completion of the maintenance based upon a fixed dollar amount per flight hour. The rate per flight hour is based upon certain operational assumptions and may vary if the engines are operated differently than these assumptions. The rate is also subject to escalation based on changes in certain price indices. The agreement with Rolls-Royce also contains a termination clause and look back provision to provide for any shortfall between the cost of maintenance incurred by the provider and the amount paid up to the termination date by the Company and includes a 15% penalty on such amount. The Company does not anticipate an early termination under the contract.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company and the Company's wholly owned subsidiary, Freedom Airlines, Inc. alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights. Following Delta's termination notification, the Company filed a Complaint seeking declaratory and injunctive relief. Following a preliminary injunction hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009. We are waiting on the Court's ruling.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding (the "MOU") executed between Mesa and Delta. Delta has claimed its retention of these engines is justified as a means to secure recovery of certain disputed amounts related to the memorandum of understanding. On November 14, 2008, the Court ruled that Delta forfeited its lien claims leaving both parties competing damage claims to be decided following discovery and a trial. On November 20, 2008 Delta appealed the dismissal of the lien clause to the Ninth Circuit Court of Appeals. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on our financial condition or results of operations.

On October 20, 2008, Mesa filed a complaint against Air Group, Inc. ("Mokulele") alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging various claims under the code-share agreement and claims under state and federal law. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to various claims under the code-share agreement and claims under state and federal law. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duty owed to Mokulele. In addition, Mokulele has challenged venue in Arizona and Mesa has challenged venue in Hawaii and the court has not ruled on the motion.

On February 4, 2009, Bombardier advanced to Mesa $4.8 million as an early payment of amounts due in connection with the fleet maintenance cost support and financing agreements.  Mesa was originally scheduled to receive the payments between March and December 2009.

On March 30, 2009, US Airways advanced to us approximately $5.0 million as an advance payment of certain costs, fees and payments under out code-share agreement. In exchange for the advance, Mesa will offset credits that are due from US Airways for the month of May 2009 in an equal amount plus interest. As of March 31, 2009, the obligation to apply the credits is included in accounts payable in the condensed consolidated balance sheet.

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

Aircraft Parts Consignment Access and Maintenance Agreement

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

The Company is also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings

16. Subsequent Events

On April 1, 2009, we removed six ERJ-145 aircraft from the Delta Connection Agreement. Mesa and Delta have a disagreement regarding the effectiveness of a notice issue by Mesa to extend the term of these six aircraft for an additional one year period (until March 2010) at a reduced compensation rate in accordance with the Delta Connection Agreement. Effective April 1, 2009, the Company operated 22 ERJ-145 aircraft pursuant to its Delta Connection Agreement.

On April 16, 2009, we completed transactions pursuant to an agreement with Shenzhen relating to Kunpeng, a regional airline based in the People's Republic of China. Under the agreement, the Company divested its 49% indirect interest in Kunpeng by selling to nominees of Shenzhen all of the Company's interest in each of Ping Shan SRL and Shan Yue SRL, both Barbados societies with restricted liability, through which the Company held its interest in Kunpeng. Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng Airlines terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. $900,000 of the total consideration was offset by the Company's return of security deposits. As a result, the Company recorded a loss on equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements including, but notlimited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to our customers; the relocation of certain operations of Mesa; the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa's code-sharing relationships; an increase in competition along the routes Mesa operates or plans to operate; availability and cost of funds for financing new aircraft; changes in general and/or regional economic conditions; changes in fuel prices; Mesa's relationship with its employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our Hawaiian airline service profitably; Mokulele Airlines regarding our Hawaiian operation, and Delta Air Lines regarding our code share agreement; unfavorable resolution of negotiations with municipalities for the leasing of facilities. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

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

Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consisted of Beechcraft 1900D turboprop operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited the Essential Air Service ("EAS") markets by June 30, 2008. All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the accompanying condensed consolidated financial statements as discontinued operations separate from continuing operations, unless otherwise noted. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations.

Executive Overview

The second quarter of 2009 marked a number of milestones and challenges for us.

  In the quarter ended March 31, 2009 the Company recognized gains on the extinguishment of debt of $37.2 million. During the quarter ended March 31, 2009, the Company restructured certain senior convertible notes due in June 2023 and February 2024 at a substantial discount and recorded a gain of approximately $37.2 million.
  On April 16, 2009, Mesa Air Group completed transactions with Shenzhen Airlines relating to Kunpeng Airlines regional airline based in the People's Republic of China. Under the agreement Mesa divested its 49% indirect interest in Kunpeng Airlines. Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng Airlines to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng Airlines terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. $900,000 of the total consideration was offset by the Company's return of security deposits. As a result, the Company recorded a loss on equity method investment of $4.4 million in the second quarter of 2009. The five aircraft were returned to the Company during the third quarter of 2009.
  In the second quarter of fiscal 2009 Mesa continued to expand its Hawaiian inter-island operation, go!. Available seat miles increased 16.0% in comparison to the same period in the prior fiscal year.  Departures increased 13.7% and passengers carried increased 20.1% over the second quarter of 2008. go! also celebrated its 2,000,000th passenger on March 18, 2009.
  During the second quarter of fiscal 2009 Mesa terminated its code share agreement with Mokulele Airlines, with respect to its go! Express operation in Hawaii, and entered into a new code share agreement with Hawaii Island Air. Effective March 25, 2009, go! began marketing services to be flown by Island Air.

Recent Developments

The following material events occurred following the completion of our second fiscal quarter.

On April 1, 2009, we removed six ERJ-145 aircraft from the Delta Connection Agreement. Mesa and Delta have a disagreement regarding the effectiveness of a notice issue by Mesa to extend the term of these six aircraft for an additional one year period (until March 2010) at a reduced compensation rate in accordance with the Delta Connection Agreement. Effective April 1, 2009, the Company operated 22 ERJ-145 aircraft pursuant to its Delta Connection Agreement.

On April 16, 2009, we completed transactions, entered into in March 2009, pursuant to an agreement with Shenzhen relating to Kunpeng , a regional airline based in the People's Republic of China.

Fleet

Type of Aircraft	March 31, 2009	Passenger Capacity
CRJ-200 Regional Jet (A)	43	50
CRJ-700 Regional Jet	20	66
CRJ-900 Regional Jet	38	86
ERJ-145 Jet (B)	34	50
Beechcraft 1900D (A)	0	19
Dash-8	16	37
Total	151

(A)	Included in the CRJ-200 Regional Jet numbers are two non-revenue generating operational spares.
(B)	Included in the ERJ-145 Jets are six non-revenue generating operational spares.

Summary of Financial Results

The Company recorded consolidated net loss from continuing operations of $37.3 million and $21.8 million for the three and six months ending March 31, 2009, respectively. This represented basic ($0.43 and $0.38) and diluted ($0.43 and $0.38) loss per share from continuing operations, respectively. This compares to consolidated net income from continuing operations of $17.5 million and $14.7 million for the three and six months ending March 31, 2008 or per basic ($0.65 and $0.53) and diluted ($0.51 and $0.45) share in the three and six months ended March 31, 2008.

Approximately 97.3% of our passenger revenue in the second quarter of fiscal 2009 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the second quarter of fiscal 2009, approximately 95.4% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements. The remaining 4.7% of fuel purchases have been hedged by the Company.

The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):

OPERATING DATA
	Operating Data		Operating Data
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Passengers	2,898,195	3,266,626	6,077,863	6,854,918
Available seat miles ("ASM") (000's)	1,702,554	1,984,190	3,432,991	4,104,419
Revenue passenger miles (000's)	1,233,790	1,429,186	2,561,199	2,980,016
Load factor	72.5%	72.0%	74.6%	72.6%
Yield per revenue passenger mile (cents)	18.8	22.0	19.5	22.0
Revenue per ASM (cents)	13.7	16.0	14.5	16.0
Operating cost per ASM (cents)	13.8	15.0	14.2	15.0
Average stage length (miles)	386.2	401.0	379.2	399.4
Number of operating aircraft in fleet	151	178	151	178
Gallons of fuel consumed	32,439,582	39,985,972	65,851,452	81,441,520
Block hours flown	106,711	120,818	216,447	249,380
Departures	69,835	78,173	143,198	163,160

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
	Costs per ASM (cents)	% of Total Revenues	Costs per ASM (cents)	% of Total Revenues
Flight operations	$4.98	36.4%	$4.96	34.2%
Fuel	$2.96	21.6%	$3.75	25.9%
Maintenance	$3.34	24.4%	$3.09	21.3%
Aircraft and traffic servicing	$1.04	7.6%	$1.00	6.9%
Promotion and sales	$0.08	0.6%	$0.07	0.5%
General and administrative	$0.86	6.3%	$0.76	5.3%
Depreciation and amortization	$0.55	4.0%	$0.53	3.6%
Bankruptcy settlement		$100.0%	$-	0.0%
Total operating expenses	$13.83	101.0%	$14.17	97.6%
Interest expense	$-0.32	-2.3%	$-0.40	-2.7%
Interest income	$0.06	0.4%	$0.06	0.4%
Gain on extinguishment of debt	$2.19	16.0%	$1.32	9.1%
Loss from equity method investment	$-0.16	-1.2%	$-0.05	-0.3%
Other income (expense)	$-0.02	-0.2%	$-0.03	-0.2%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

Three Months Ended	Mesa/
March 31, 2009 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$223,866	$9,605	$45,537	$(45,997)	$233,011
Total operating expenses	218,182	11,709	44,763	(39,257)	235,397
Operating income (loss)	$5,684	$(2,104)	$774	$(6,740)	$(2,386)

Three Months Ended	Mesa/
March 31, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$312,984	$7,185	$49,461	$(49,301)	$320,329
Total operating expenses	309,435	15,487	10,369	(42,638)	292,653
Operating income (loss)	$3,549	$(8,302)	$39,092	$(6,663)	$27,676

Six Months Ended	Mesa/
March 31, 2009 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$477,824	$21,201	$95,275	$(96,166)	$498,134
Total operating expenses	453,436	22,412	92,747	(82,174)	486,421
Operating income (loss)	$24,388	$(1,211)	$2,528	$(13,992)	$11,713

Six Months Ended	Mesa/
March 31, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$633,773	$13,352	$106,418	$(106,622)	$646,921
Total operating expenses	624,899	28,236	58,416	(92,383)	619,168
Operating income (loss)	$8,874	$(14,884)	$48,002	$(14,239)	$27,753

RESULTS OF CONTINUING OPERATIONS

Quarter Ended March 31, 2009 Versus the Quarter Ended March 31, 2008

Operating Revenues

In the quarter ended March 31, 2009, net operating revenue decreased $87.3 million, or 27.3%, to $233.0 million from $320.3 million for the quarter ended March 31, 2008. Contract revenue decreased $89.5 million, or 28.8%, driven primarily by a $66.8 million or 58.3% decrease in fuel reimbursement revenue and a 10.9% reduction in aircraft in service.

Operating revenues for go! increased $2.4 million as a result of a 20.1% increase in passengers and 4.3% increase in average fare. Freight and other revenue decreased by $0.3 million.

Operating Expenses

Flight Operations

In the quarter ended March 31, 2009, flight operations expense decreased $4.4 million, or 4.9%, to $84.8 million from $89.2 million for the quarter ended March 31, 2008. On an ASM basis, flight operations expense increased 10.8% to 5.0 cents per ASM in the quarter ended March 31, 2009 from 4.5 cents per ASM in the quarter ended March 31, 2008. The decrease is primarily driven by a $2.6 million decrease in wages and employee related expenses due to a reduction in flying. Additionally, there was a net $1.4 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet. Flight simulator lease decreased $0.4 million due to a decrease in pilot training.

Fuel

In the quarter ended March 31, 2009, fuel expense decreased by $68.4 million, or 57.6%, to $50.3 million from $118.8 million for the quarter ended March 31, 2008. On an ASM basis, fuel expense decreased 50.6% to 3.0 cents per ASM in the quarter ended March 31, 2009 from 6.0 cents per ASM in the quarter ended March 31, 2008. Average fuel cost per gallon decreased $1.41, to an average of $1.55 per gallon for the quarter ended March 31, 2009 from an average of $2.96 per gallon for the quarter ended March 31, 2008. The cost per gallon decrease resulted in a $45.8 million favorable price variance, of which $2.0 million was related to go!. The reduction in gallons of fuel purchased in the quarter ended March 31, 2009 resulted in a $22.6 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines that now includes fifteen (including 10 new stations since April 1, 2008) stations. In the quarter ended March 31, 2009, approximately 94.9% of our fuel costs were reimbursed by our code-share partners.

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

Maintenance

In the quarter ended March 31, 2009, maintenance expense decreased $10.1 million, or 15.1%, to $56.8 million from $66.9 million for the quarter ended March 31, 2008. On an ASM basis, maintenance expense decreased 1.0% to 3.3 cents per ASM in the quarter ended March 31, 2009 from 3.4 cents per ASM in the quarter ended March 31, 2008. The decrease in maintenance is primarily due to an $11.8 million decrease in engine repair cost associated with the termination of power by the hour programs. Additionally wages and wage related expenses decreased $0.7 million due to a decrease in headcount, reserve for expendable parts decreased $0.6 million, and usage of expendable parts decreased $0.4 million. Penalties and fines decreased $0.2 million, software licenses and fees decreased $0.1 million, and supplies decreased $0.1 million. These decreases were partially offset by an inventory write-off of $1.8 million, an engine rent increase of $0.7 million, airframe heavy maintenance expense increase of $0.4 million, component repair increase of $0.4 million, and equipment lease increase $0.3 million which represents non-recurring China maintenance reimbursement received in fiscal year 2008.

Aircraft and Traffic Servicing

In the quarter ended March 31, 2009, aircraft and traffic servicing expense decreased by $2.5 million, or 12.2%, to $17.8 million from $20.3 million for the quarter ended March 31, 2008. On an ASM basis, aircraft and traffic servicing expense remained relatively unchanged at 1.0 cent per ASM in the quarter ended March 31, 2009 versus the quarter ended March 31, 2008. This is attributed to a $3.0 million decrease in our code share operations offset by a $0.5M increase in Go! expenses.

Promotion and Sales

In the quarter ended March 31, 2009, promotion and sales expense increased by $0.4 million, or 40.3%, to $1.3 million from $0.9 million for the quarter ended March 31, 2008. The increase is primarily due to an increase in credit card and booking fees; driven by an increase in passengers. Increases were offset by savings in outside services of $0.2 million due to spending initiatives taken to limit outsourcing. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the quarter ended March 31, 2009, general and administrative expense decreased $6.3 million, or 29.8%, to $14.7 million from $21.0 million for the quarter ended March 31, 2008. The decrease is primarily due to a $5.2 million decrease in property and sales taxes. Administrative expenses decreased $1.2 million from the quarter ended in March 31, 2008 driven by decreases in bad debt and software licenses. Employee related expenses decreased $0.8 million. Rent decreased $0.2 million and was mainly attributed to lower office rents. These decreases were partially offset by increased insurance expenses of $0.7 million due to increased hull liability and workers compensation expenses, freight increased $0.2 million, and legal expenses increased $0.1 million.

Depreciation and Amortization

In the quarter ended March 31, 2009, depreciation and amortization expense decreased $0.5 million, or 4.7%, to $9.3 million from $9.8 million for the quarter ended March 31, 2008. The decrease was primarily driven by the cessation of depreciation on fully depreciated equipment.

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

Bankruptcy and Vendor Settlements

In the quarter ended March 31, 2009, there was no activity related to bankruptcy settlements. In the quarter ended March 31, 2008, there was immaterial activity related to bankruptcy settlements.

Impairment of Long-Lived Assets

In the quarter ended March 31, 2009, the Company wrote-off $0.4 million for aircraft enhancements related to eight Freedom ERJ-145's that were non-operational. There was no activity related to impairments of long-lived assets in the quarter ended March 31, 2008.

Interest Expense

In the quarter ended March 31, 2009, interest expense decreased $4.3 million, or 44.4%, to $5.4 million from $9.7 million for the quarter ended March 31, 2008. This decrease is primarily due to a significant decrease in LIBOR rates as well as a reduction in principal.

Interest Income

In the quarter ended March 31, 2009, interest income decreased $0.9 million, or 48.5%, to $1.0 million from $1.9 million for the quarter ended March 31, 2008. The decrease in the Company's interest income was primarily due to a significant decrease in interest rates year over year.

Gain on Extinguishment of Debt

In the quarter ended March 31, 2009 the Company recognized gains on the extinguishment of debt of $37.2 million compared to $7.4 million in the quarter ended March 31, 2008. During the quarters ended March 31, 2008 and March 31, 2009 the Company purchased certain senior convertible notes due in June 2023 and February 2024 at a substantial discount and recorded a gain of approximately $7.4 million and $37.2 million, respectively.

Loss from Equity Method Investments

In the quarter ended March 31, 2009, loss from equity method investments increased $2.3 million, to a loss of $2.8 million from a loss of $0.5 million for the quarter ended March 31, 2008. In the quarter ended March 31, 2009, the Company wrote down the investment in Kunpeng to market value, the value negotiated under the agreement to sell the interest in Kunpeng, which resulted in a charge of approximately $4.4 million. This was partially offset by recognizing income for our share of our investment in a closely held airline related business in the quarter ended March 31, 2009 as compared to recognizing our share of losses in the quarter ended March 31, 2008.

Other Income (Expense)

In the quarter ended March 31, 2009, other income decreased $2.7 million to an expense of $0.4 million from income of $2.3 million for the quarter ended March 31, 2008. The decrease in income is driven by a $3.4 million decrease in realized gains on sales of investment securities partially offset by a $0.4 million decrease in unrealized losses on investment securities.

Income Taxes

In the quarter ended March 31, 2009, our effective tax rate increased to 231.3% from 39.8% for the quarter ended March 31, 2008. The increase in our effective tax rate is primarily due to the issuance of a significant number of shares in the second quarter, which triggered a Section 382 limitation in relation to the Company's net operating loss carryforwards.  Section 382 of the Internal Revenue Code limits the amount of pre-change net operating loss carryforwards that can be utilized after an ownership change.  As a result, the Company recorded a charge of approximately $55.0 million in the quarter ended March 31, 2009 relating to the write-off of certain net operating loss carryforwards. In addition, the company adjusted the deferred tax asset valuation allowance on its remaining deferred tax assets. The valuation allowance as of March 31, 2009 is $5.5 million.

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35% to income or loss before income taxes) is as follows:

Computed "expected" tax expense (benefit)	$9,792	35.0%
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	285	1.0%
Nondeductible expenses	288	1.0%
Impact of adjusting net operating loss carryforwards	54,349	194.3%
Total tax expense	$64,714	231.3%

Six Months Ended March 31, 2009 Versus the Six Months Ended March 31, 2008

Operating Revenues

In the six months ended March 31, 2009, net operating revenue decreased $148.8 million, or 23.0%, to $498.1 million from $646.9 million for the six months ended March 31, 2008. Contract revenue decreased $156.0 million or 24.9% driven primarily by a $103.6 million or 45.7% decrease in fuel reimbursement revenue and a 10.7% reduction in aircraft in service.

Operating revenues for go! increased $7.8 million, or 58.8%, due primarily to a 29.9% increase in average fares and a 15.6% increase in passengers carried. Freight and other revenue decreased by $0.6 million.

Operating Expenses

Flight Operations

In the six months ended March 31, 2009, flight operations expense decreased $12.5 million, or 6.8%, to $170.3 million from $182.8 million for the six months ended March 31, 2008. On an ASM basis, flight operations expense increased 11.4% to 5.0 cents per ASM in the six months ended March 31, 2009 from 4.5 cents per ASM in the six months ended March 31, 2008. The decrease is primarily driven by an $8.8 million decrease in wages and employee related expenses due to a reduction in flying. Additionally, there was a net $2.5 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet. Flight simulator expense decreased $1.3 million due to a decrease in pilot training.

Fuel

In the six months ended March 31, 2009, fuel expense decreased by $105.8 million, or 45.1%, to $128.9 million from $234.7 million for the six months ended March 31, 2008. On an ASM basis, fuel expense decreased 34.4% to 3.8 cents per ASM in the six months ended March 31, 2009 from 5.7 cents per ASM in the six months ended March 31, 2008. Average fuel cost per gallon decreased $0.92 to an average of $1.96 for the six months ended March 31, 2009 from an average of $2.88 per gallon for the six months ended March 31, 2008. The cost per gallon decrease resulted in a $60.5 million favorable price variance, of which $2.7 million was related to go!. Compared to the same six month period a year ago, there was a decrease in the gallons of fuel purchased in the six months ended March 31, 2009, which resulted in a $45.3 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines at fifteen (including two large) stations. In the six months ended March 31, 2009, approximately 95.6% of our fuel costs were reimbursed by our code-share partners.

In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at fifteen of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these fifteen United stations.

Maintenance

In the six months ended March 31, 2009, maintenance expense decreased $32.9 million, or 23.7%, to $106.0 million from $138.9 million for the six months ended March 31, 2008. On an ASM basis, maintenance expense decreased 8.8% to 3.1 cents per ASM in the six months ended March 31, 2009 from 3.4 cents per ASM in the six months ended March 31, 2008. The decrease in maintenance expense is primarily due to a $28.1 million decrease in engine maintenance, of which $27.7 million is related to the termination of power by the hour maintenance contracts, $1.4 million in line maintenance, and increased time and materials expense of $1.0 million. Airframe heavy maintenance volume driven expense decreased $0.9 million, wages and wage related expenses decreased $2.7 million due to decreased headcount. Volume driven decreases to expense include: expendables $1.7 million, obsolete inventory $0.8 million, freight $0.5 million, component repair $0.5 million, travel related $0.3 million and outside services $0.2 million. Penalties and fines decreased $0.3 million, software licenses and fees decreased $0.1 million, and supplies decreased $0.1 million. Expense reductions were partially offset by an increase in engine rent of $1.9 million for five additional engines, and non-recurring China maintenance reimbursement of $1.3 million received from Kunpeng Airlines in fiscal year 2008 only.

Aircraft and Traffic Servicing

In the six months ended March 31, 2009, aircraft and traffic servicing expense decreased by $5.6 million, or 14.1%, to $34.3 million from $39.9 million for the six months ended March 31, 2008. On an ASM basis, aircraft and traffic servicing expense remained relatively unchanged at 1.0 cent per ASM in the six months ended March 31, 2009 versus the six months ended March 31, 2008. The decrease is a result of a $6.8 million decrease in our code share operations offset by an increase of $1.2 million in our go! operation.

Promotion and Sales

In the six months ended March 31, 2009, promotion and sales expense increased by $0.7 million, or 41.7%, to $2.4 million from $1.7 million for the six months ended March 31, 2008. The increase is primarily due to an increase in advertising. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the six months ended March 31, 2009, general and administrative expense decreased $9.7 million, or 27.1%, to $26.2 million from $36.0 million for the six months ended March 31, 2008. The decrease is primarily due to a $7.3 million decrease property and sales taxes due to a reduction in flying. Legal expenses decreased $2.3 million. Insurance expense decreased $0.8 million mainly due to decreases in passenger liability insurance which is associated with volume of passengers flown, and offset by increases in workers compensation. Employee related expenses decreased $1.0 million driven by decreases in discretionary spending and lodging. Utilities decreased $0.4 million mainly due to consolidations in communications lines. Decreases were offset by an increase in benefits of $1.4 million attributed to higher IBNR adjustments and other benefits, an increase in equipment lease of $0.5 million, and a $0.2 million increase in administrative expenses primarily due to bad debt.

Depreciation and Amortization

In the six months ended March 31, 2009, depreciation and amortization decreased $1.3 million, or 6.9%, to $18.0 million from $19.4 million for the six months ended March 31, 2008. The decrease was primarily due to the cessation of depreciation on fully depreciated aircraft and aircraft enhancements.

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

Bankruptcy and Vendor Settlements

In the six months ended March 31, 2009, there was no activity related to bankruptcy settlements. In the six months ended March 31, 2008, there was immaterial activity related to bankruptcy settlements

Impairment of Long-Lived Assets

In the six months ended March 31, 2009, the Company wrote-off $0.4 million for aircraft enhancements related to eight Freedom ERJ-145's that were non-operational. There was no activity related to impairments of long-lived assets in the six months ended March 31, 2008.

Interest Expense

In the six months ended March 31, 2009, interest expense decreased $5.8 million, or 30.0%, to $13.6 million from $19.4 million for the six months ended March 31, 2008. This decrease in the Company's interest expense is largely due to a significant drop in LIBOR interest rates as well as a reduction in principal on bonds.

Interest Income

In the six months ended March 31, 2009, interest income decreased $2.4 million, or 53.6%, to $2.1 million from $4.5 million for the six months ended March 31, 2008. The decrease in the Company's interest income was primarily due to lower interest rates.

Gain on Extinguishment of Debt

In the six months ended March 31, 2009 the Company recognized gains on the extinguishment of debt of $45.3 million compared to $7.4 million in the six months ended March 31, 2008. During the quarters ended December 31, 2008 and March 31, 2009 the Company purchased certain senior convertible notes due in June 2023 and February 2024 at a substantial discount and recorded a gain of approximately $7.4 million and $37.2, respectively.

Loss from Equity Method Investments

In the six months ended March 31, 2009, loss from equity method investments remained relatively unchanged at a loss of $1.6 million versus the six months ended March 31, 2008. The Company recognized a profit for our share of our investment in a closely held airline related business in the six months ended March 31, 2009; while in the six months ended March 31, 2008 we recognized a loss on such investment. This positive variance was completely offset by a write-down related to our investment in Kunpeng, which resulted in a charge of approximately $4.4 million..

Other Income (Expense)

In the six months March 31, 2009, other income (expense) decreased $7.1 million to an expense of $0.9 million from income of $6.2 million for the six months ended March 31, 2008. The decrease is primarily due to a $6.9 million decrease in realized gains on sales of investment securities.

Income Taxes

In the six months ended March 31, 2009, our effective tax rate increased to 149.1% from 40.5% for the six months ended March 31, 2008. The increase in our effective tax rate is primarily due to the issuance of a significant number of shares in the second quarter, which triggered a Section 382 limitation in relation to the Company's net operating loss carryforwards.  Section 382 of the Internal Revenue Code limits the amount of pre-change net operating loss carryforwards that can be utilized after an ownership change.  As a result, the Company recorded a charge of approximately $55.0 million in the quarter ended March 31, 2009 relating to the write-off of certain net operating loss carryforwards. In addition, the company adjusted the deferred tax asset valuation allowance on its remaining deferred tax assets. The valuation allowance as of March 31, 2009 is $5.5 million.

	Six Months Ended
	March 31, 2009

Computed "expected" tax expense (benefit)	$15,287	35.0%
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	1,236	2.8%
Nondeductible expenses	322	0.7%
Impact of adjusting net operating loss carryforwards	48,268	110.6%
Total tax expense	$65,113	149.1%

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

Net income from discontinued operations for the three and six months ended March 31, 2009 was $0.5 million and $0.4 million, compared to a net loss from discontinued operations of $8.0 million and $9.5 million for the three and six months ended March 31, 2008. The decrease in net losses from discontinued operations for the comparative year over year periods is primarily attributable to Air Midwest's operations ceasing as of June 30, 2008, and a $0.7 million liability write-off in the quarter ended March 31, 2009 due to relief of an obligation to a vendor.

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations.

The Company continued to market the remaining 20 Beechcraft 1900D aircraft during the first quarter of 2009. The Company has concluded that the fair value of the remaining 20 aircraft is equal to or greater than the carrying value at March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At March 31, 2009, the Company had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash) of $57.1 million (including $13.9 million of restricted cash), compared to $64.9 million (including $13.9 million of restricted cash) at September 30, 2008. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.

Sources of cash included $22.0 million provided from operations..

Uses of cash included principal payments on short-term and long term debt of $27.2 million, capital expenditures of $14.1 million offset by the proceeds from financing of $3.0 million and the proceeds from receipt of deferred credits of $7.5 million.

As of March 31, 2009, we had net receivables of approximately $16.7 million, compared to net receivables of approximately $32.4 million as of September 30, 2008. There was a concerted effort on collections in the second quarter of 2009. Receivables decreased $9.8 million from $26.5 million as of December 31, 2008. The amounts due consist primarily of receivables from our code-share partners, federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 23.3% of total gross accounts receivable at March 31, 2009.

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

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom, based on Freedom's completion rate prior to April 2008, pending a final trial at a date to be determined by the Court. On June 27, 2008, Delta filed a Notice of Appeal and on July 15, 2008, Delta filed a motion requesting that the appeal be heard on an expedited basis. Delta and the Company have fully briefed the issues on appeal and oral arguments in the 11th Circuit of Appeals were held on January 30, 2009.

While the Company's cash flows from operations and its available capital are sufficient to meet its current operating expenses, lease obligations and debt service requirements for at least the next 12 months, the Company's future cash flow from operations and available capital could be negatively impacted by (i) our inability to secure more flexible credit terms from certain of the Company's other key vendors; (ii) reduced cash payments from our code-share partners related to disputed items under our agreements (iii) the Company's inability to restructure certain of its aircraft lease obligations and key vendor obligations, and (iv) the results of the Company's ongoing litigation with Delta. There can be no assurance that the Company will be successful in effecting amended lease terms for its existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors and the Delta litigation could give rise to covenant and payment defaults under the terms of the Company's material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures, the Company may be unable to remedy such defaults and may experience additional defaults in the future. The Company's operating leases are subject to termination in the event of default, and the Company's indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on Company assets securing their indebtedness. Accordingly, the Company's financial condition could require that the Company seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors which could materially adversely affect the Company's operations and ability to operate as a going concern.

During the first two weeks of February 2009, we (i) issued 3.4 million shares of our common stock, in satisfaction of our obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of our 2023 Notes to purchase an additional $29.1 million face amount of 2023 Notes in exchange for a total of $1.8 million in cash, 8.4 million shares of common stock and $1.0 million in aggregate principal amount of our new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, we repurchased $19.3 million in aggregate principal amount at maturity of our Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6.5 million in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on February 17, 2009. In consideration for the $19.3 million of face amount of 2024 Notes, we issued 94.3 million shares of our common stock.  On February 17, 2009, we entered into separate agreements with certain holders of our 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of common stock, and $16.2 million in aggregate principal amount of the 2012 Notes. The issuance of the common stock and 2012 Notes in the exchange closed on February 25, 2009.

Prior to the transactions that occurred in February 2009 and described above, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding.  In total, pursuant to the transactions described above, we retired $30.4 million face amount of 2023 Notes and $103.0 million face amount of 2024 Notes in exchange for $6.7 million in cash, 117.1 million shares of common stock and $17.2 million principal amount of 2012 Notes. $21.7 million of the 2023 Notes' face value was not put to the Company or otherwise repurchased and thus remains outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.  $17.4 million in aggregate principal amount at maturity of the 2024 Notes was not put or otherwise repurchased and thus remains outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.  When the 2023 Notes and 2024 Notes become putable in June 2013 and February 2014, respectively, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of common stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

On April 16, 2009, the Company completed transactions, entered into in March 2009, pursuant to an agreement with Shenzhen relating to Kunpeng Airlines, a regional airline based in the People's Republic of China. Under the agreement, the Company divested its 49% indirect interest in Kunpeng Airlines by selling to nominees of Shenzhen Airlines all of the Company's interest in each of Ping Shan SRL and Shan Yue SRL, both Barbados societies with restricted liability, through which the Company held its interest in Kunpeng Airlines. Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng Airlines to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng Airlines terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. $900,000 of the total consideration was offset by the Company's return of security deposits. As a result, the Company recorded a loss on equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

We currently have excess aircraft that are not operating under our code-share agreements and at go!. As of April 1, 2009, we have 37 excess aircraft consisting of five CRJ-200s (previously operated at Kunpeng Airlines), 12 ERJ-145s (previously operated under the Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to sublease our excess regional jet aircraft and sell our B1900D aircraft. Our excess aircraft will have a negative impact on our financial condition and results of operations.

In addition, we currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United pursuant to a code-share agreement. Under our agreement with United, we may swap 10 CRJ-200s for 10 CRJ-700s; to exercise this right, we must advise United of the delivery dates for the swap of 10 CRJ-700s by October 31, 2009. Also, under our United agreement, 26 CRJ-200s and 10 Dash-8s can be terminated early by United in April 2010, upon six months prior notice. We have not received notice from United regarding its intentions with respect to its CRJ-200 and Dash-8 fleet. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 19% of the Company's revenues. Although we have early return rights for 8 CRJ-200 aircraft flying for United, we have substantial aircraft lease obligations beyond April 2010 on the remaining fleet. If United elects not to extend the term of the CRJ-200 and/or Dash-8 aircraft, we would be unlikely to place these aircraft in revenue-generating service in a timely manner or sublease these aircraft at the lease reimbursement rates in the United code-share agreement. In the absence of obtaining additional capital through equity or debt financings, asset sales, consensual restructuring the aircraft lease terms and/or similar measures, continuing our agreement with United, or placing the aircraft with another carrier, our cash flows from operations and available working capital will be insufficient to meet our obligations.

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

During the first two weeks of February 2009, we (i) issued 3.4 million shares of our common stock, in satisfaction of our obligation to repurchase $1.4 million in aggregate principal amount at maturity of its Senior Convertible Notes due 2023 ("2023 Notes") from holders of 2023 Notes that had exercised their put rights arising under the indenture governing the 2023 Notes and forbearance agreements between the Company and these holders, and (ii) completed transactions with certain holders of our 2023 Notes to purchase an additional $29.1 million face amount of 2023 Notes in exchange for a total of $1.8 million in cash, 8.4 million shares of common stock and $1.0 million in aggregate principal amount of our new 8% senior unsecured notes due 2012 (the "2012 Notes").

Also during February 2009, we repurchased $19.3 million in aggregate principal amount at maturity of our Senior Convertible Notes due 2024 ("2024 Notes") from holders of 2024 Notes that had exercised their put rights arising under the indenture governing the 2024 Notes, including $6.5 million in aggregate principal amount at maturity of 2024 Notes pursuant to certain puts the Company agreed to accept on February 17, 2009. In consideration for the $19.3 million of face amount of 2024 Notes, we issued 94.3 million shares of our common stock.  In addition, the Company announced its intent to immediately resume discussions with certain holders of 2024 Notes to enter into agreements with such holders imminently on terms substantially equivalent to previously announced agreements that were rescinded.   As described in the immediately following paragraph, certain of these holders have subsequently agreed to enter into agreements with the Company on terms substantially equivalent to the previously announced rescinded exchange agreements.

On February 17, 2009, we entered into separate agreements with certain holders of our 2024 Notes to (i) exchange $83.7 million in aggregate principal amount at maturity of the 2024 Notes for an aggregate of $4.9 million in cash, 10.9 million shares of common stock, and $16.2 million in aggregate principal amount of the 2012 Notes. The issuance of the common stock and 2012 Notes in the exchange closed on February 25, 2009.

Prior to the transactions that occurred in February 2009 and described above, $52.1 million in aggregate principal amount at maturity of 2023 Notes and $120.4 million in aggregate principal amount at maturity of 2024 Notes were outstanding.  In total, pursuant to the transactions described above, we retired $30.4 million face amount of 2023 Notes and $103.0 million face amount of 2024 Notes in exchange for $6.7 million in cash, 117.1 million shares of common stock and $17.2 million principal amount of 2012 Notes. $21.7 million of the 2023 Notes' face value was not put to the Company or otherwise repurchased and thus remains outstanding. The outstanding 2023 Notes may be put to the Company no earlier than June 16, 2013.  $17.4 million in aggregate principal amount at maturity of the 2024 Notes was not put or otherwise repurchased and thus remains outstanding.  Such outstanding 2024 Notes may be put to the Company no earlier than February 10, 2014.  When the 2023 Notes and 2024 Notes become putable in June 2013 and February 2014, respectively, we may pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock.

All of the issuances of common stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

On March 30, 2009, US Airways advanced to us $5.0 million as an advance payment of certain costs, fees and payments. In exchange for the advance, Mesa will offset credits that are due from US Airways for the month of May 2009.

On April 16, 2009, we completed transactions, entered into in March 2009, pursuant to an agreement with Shenzhen relating to Kunpeng Airlines, a regional airline based in the People's Republic of China. Under the agreement, the Company divested its 49% indirect interest in Kunpeng Airlines by selling to nominees of Shenzhen Airlines all of the Company's interest in each of Ping Shan SRL and Shan Yue SRL, both Barbados societies with restricted liability, through which the Company held its interest in Kunpeng Airlines. Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng Airlines to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng Airlines terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. $900,000 of the total consideration was offset by the Company's return of security deposits. As a result, the Company recorded a loss on equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

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

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of March 31, 2009:

	Number of Aircraft
Type of Aircraft	Owned	Leased	Total	Operating on March 31, 2009	Passenger Capacity
CRJ-200 Regional Jet (A)(D)	2	47	49	43	50
CRJ-700 Regional Jet	8	12	20	20	66
CRJ-900 Regional Jet	14	24	38	38	86
ERJ-145 Jet (B)	0	36	36	34	50
Beechcraft 1900D (C)	20	0	20	0	19
Dash 8	0	16	16	16	37
Total	44	135	179	151

____________

(A)	Five aircraft sub-leased to Kunpeng Airlines and were returned in April 2009. Included in the CRJ-200 Regional Jet numbers are two non-revenue generating operational spares.
(B)	Two aircraft sub-leased to Trans States Airlines. Included in the ERJ-145 Jets are six non-revenue generating operational spares.
(C)	These aircraft are associated with Air Midwest and are included within assets of discontinued operations.
(D)	One CRJ-200 is parked and held for return to the lessor of the aircraft in the third quarter of fiscal 2009.

Fleet Plans

CRJ Program

As of March 31, 2009, the Company operated 101 Canadair Regional Jets (43 CRJ-200, 20 CRJ-700 and 38 CRJ-900s) under revenue generating contracts and in our independent Go! Operations and 106 Canadair Regional Jets under obligation (49 CRJ-200, 20 CRJ-700 and 38 CRJ-900s).

ERJ Program

As of March 31, 2009, the Company operated 34 Embraer 145 aircraft and sub-leased two to Trans States Airlines, Inc. We acquired all 36 ERJ-145s through a June 1999 operating lease agreement with Empresa Brasiliera de Aeronautica S.A. ("Embraer").

Beechcraft 1900D

As of March 31, 2009, we owned 20 Beechcraft 1900D aircraft, which are included in discontinued operations.

Dash-8

As of March 31, 2009, we operated 16 Dash-8 aircraft; 10 with United Express and 6 with US Airways Express.

Item 3. Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company's market risk from September 30, 2008 to March 31, 2009.

Item 4. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) and concluded that they were not effective. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our disclosure controls and procedures or internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to take steps to remediate the material weakness noted in our annual report on Form 10-K for the fiscal year ended September 30, 2008. We began a recruiting campaign and have hired professional consultants to fill key positions until permanent replacements are hired. We believe these steps will provide adequate short-term solutions as we recruit, hire and train the appropriate full time personnel.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 28, 2008, Delta notified the Company of its intent to terminate the Delta Connection Agreement among Delta, the Company, and the Company's wholly owned subsidiary, Freedom Airlines, Inc., alleging failure to maintain a specified completion rate with respect to its ERJ-145 Delta Connection flights. Following Delta's termination notification, the Company filed a complaint in the United States District Court for the Northern District of Georgia (the "District Court") seeking declaratory and injunctive relief. Following a preliminary injunction hearing, the Court ruled in the Company's favor and issued a preliminary injunction against Delta.

The effect of this ruling is to prohibit Delta from terminating the Delta Connection Agreement covering the ERJ-145 aircraft operated by Freedom Airlines, based on Freedom Airlines' completion rate prior to April 2008, pending a final trial at a date to be determined by the District Court. On June 27, 2008, Delta filed a notice of appeal and oral arguments in the 11th Circuit Court of Appeals were held on January 30, 2009.

On August 6, 2008 Mesa filed a complaint against Delta Air Lines seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understating executed between Mesa and Delta. Delta has claimed its retention of these engines was justified as a means to secure recovery of certain disputed amounts related to the memorandum of understating. On November 14, 2008, the Court ruled that Delta forfeited its lien claims, leaving both parties competing damages claims to be decided following discovery and a trial. On November 20, 2008 Delta appealed the dismissal of the lien claim to the Ninth Circuit Court of Appeals. A judgment in Delta's favor for damages related to its counterclaim could have a material adverse impact on our financial condition or results of operations.

On August 1, 2008 Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement citing an alleged failure to meet certain contractual benchmarks in the CRJ-900 Delta Connection Agreement. The Company strongly denies having violated the Delta Connection Agreement and on March 20, 2009 the Company filed a complaint against Delta in the United States District Court for the Northern District of Georgia seeking damages. Delta has not yet answered this complaint.

On October 20, 2008, Mesa filed a complaint against Mokulele alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging various claims under the code-share agreement and claims under state and federal law. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to add various claims under the code-share agreement and claims under state and federal law. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duties owed to Mokulele. In addition, Mokulele has challenged venue in Arizona and Mesa has challenged venue in Hawaii and the court has not yet ruled on the motion.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There has not been any material changes during the quarter ended March 31, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2008, other than as set forth below.

If our code-share partner elects to exercise early termination rights, we may not be able to meet our final obligations.

We currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United pursuant to a code-share agreement. Under our agreement with United, we may swap 10 CRJ-200s for 10 CRJ-700s; to exercise this right, we must advise United of the delivery dates for the swap of 10 CRJ-700s by October 31, 2009. Also, under our United agreement, 26 CRJ-200s and 10 Dash-8s can be terminated early by United in April 2010, upon six months prior notice. We have not received notice from United regarding its intentions with respect to its CRJ-200 and Dash-8 fleet. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 19% of the Company's revenues. Although we have early return rights for 8 CRJ-200 aircraft flying for United, we have substantial aircraft lease obligations beyond April 2010 on the remaining fleet. If United exercises its early termination option for the CRJ-200 and/or Dash-8 aircraft, we would be unlikely to place these aircraft in revenue-generating service in a timely manner or sublease these aircraft at the lease reimbursement rates in the United code-share agreement. In the absence of obtaining additional capital through equity or debt financings, asset sales, consensual restructuring the aircraft lease terms and/or similar measures, continuing our agreement with United, or placing the aircraft with another carrier, we will be unable to meet our financial obligations and may need to seek protection under applicable United States reorganization laws in order to avoid or delay actions by our lessors, creditors and code-share partners.

Our excess aircraft will negatively impact our financial condition and results of operations.

We currently have excess aircraft that are not operating under our code-share agreements and at go!. As of April 1, 2009, we have 37 excess aircraft consisting of five CRJ-200s (previously operated at Kunpeng Airlines), 12 ERJ-145s (previously operated under the Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to sublease our excess regional jet aircraft and sell our B1900D aircraft. Our excess aircraft will have a negative impact on our financial condition and results of operations. There can be no assurances that we will be able to sublease and/or sell the excess aircraft in the near future.

If we are unable to restructure or otherwise mitigate our remaining obligations on the Company's fleet of Beech 1900 Aircraft, it may negatively impact our financial situation.

Pursuant to the promissory notes between the Company and Raytheon Aircraft Credit Corporation ("RACC") a balloon payment is due at the end of the financing term for each of the 20 Beech 1900D aircraft in our fleet. Although no balloon payments are due this fiscal year, nine aircraft representing $12.6M of debt come due in fiscal 2010. Nine of the remaining aircraft come due in Fiscal 2011 and the final two in Fiscal 2012.  We are continuing our efforts to sell our Beech 1900D aircraft. If we are unable to sell the 1900Ds or otherwise reach a satisfactory alternative agreement with RACC, our liquidity and financial condition may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company's Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of March 31, 2009, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.9 million, leaving approximately 11.5 million shares available for purchase under existing Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 2008	-	-	17,952,603	11,469,658
November 2008	-	-	17,952,603	11,469,658
December 2008	-	-	17,952,603	11,469,658

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to vote for Security Holders.

The Company held its Annual Meeting of Stockholders on March 17, 2009, at which the stockholders approved the following proposals: (1) to elect 8 directors to serve for a one-year term ("Proposal No. 1") and (2) to ratify the selections of Deloitte & Touche LLP as independent registered public accountants for the Company ("Proposal No. 2"). Abstentions are included in the determination of the number of shares represented for a quorum and have the same affect as "no" votes in determining whether proposals are approved. To the extent applicable for the proposal, broker non-votes are counted for the purpose of determining the presence of or absence of a quorum but are not counted for determining the number of votes cast for or against a proposal.

Results of the voting in connection with this issue were as follows:

Proposal No. 1	For	Against
Jonathan Ornstein	22,281,633	1,845,561
Daniel J. Altobello	22,486,305	1,640,889
Robert Beleson	22,394,968	1,732,226
Carlos E. Bonilla	22,380,351	1,746,843
Joseph L. Manson	20,405,116	3,722,078
Peter F. Nostrand	22,455,567	1,671,627
Maurice Parker	22,447,762	1,679,432
Richard R. Thayer	22,411,742	1,715,452

Proposal No. 2	For	Against	Abstain
	23,041,563	596,754	488,877

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Reference
10.1(1)	Ninth Amendment to Codeshare and Revenue Agreement between US Airways and Mesa Air Group, Inc., dated March 30, 2009	*

31.1	Certification Pursuant to Rule 13a- 14(a)/15d-14(a)of the Securities Exchange Act of 1934, as Amended	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

____________
* Filed herewith
(1) The Company has sought confidential treatment of portions of the referenced exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA AIR GROUP, INC.
By: /s/ MICHAEL J. LOTZ Michael J. Lotz President & Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description	Reference
10.1	Ninth Amendment to Codeshare and Revenue Agreement between US Airways and Mesa Air Group, Inc., dated March 30, 2009 PDF as a courtesy	*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended PDF as a courtesy	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF as a courtesy	*

____________
* Filed herewith
(1) The Company has sought confidential treatment of portions of the referenced exhibits.