Form 10-Q
period 2009-06-30
MESA AIR GROUP INC
filed 2009-08-10
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

      On August 3, 2009, the registrant had outstanding 146,611,621 shares of Common Stock.

Note: PDF provided as a courtesy

TABLE OF CONTENTS
INDEX

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Operating revenues:
Passenger	$230,253	$350,598	$721,317	$990,641
Freight and other	2,346	3,316	9,416	10,194
Total operating revenues	232,599	353,914	730,733	1,000,835

Operating expenses:
Flight operations	81,003	90,545	251,307	273,323
Fuel	51,435	149,185	180,293	383,863
Maintenance	56,739	58,286	162,700	197,180
Aircraft and traffic servicing	16,609	20,602	50,881	60,512
Promotion and sales	1,303	1,724	3,716	3,427
General and administrative	11,771	27,208	38,004	63,184
Depreciation and amortization	9,485	9,523	27,515	28,879
Loss contingency	-	-	-	(34,100)
Bankruptcy settlement	-	-	-	(27)
Impairment of long-lived assets	41	-	391	-
Total operating expenses	228,386	357,073	714,807	976,241

Operating income (loss)	4,213	(3,159)	15,926	24,594

Other income (expense):
Interest expense	(4,639)	(7,999)	(18,227)	(27,399)
Interest income	932	1,122	3,029	5,641
Gain on extinguishment of debt	-	7,326	45,317	14,680
Gain (loss) from equity method investments	2,308	1,269	749	(289)
Other income (expense)	(539)	4,284	(1,430)	10,483
Total other income (expense)	(1,938)	6,002	29,438	3,116
Income from continuing operations before taxes	2,275	2,843	45,364	27,710
Income tax provision	620	1,025	65,498	11,187
Net income (loss) from continuing operations	1,655	1,818	(20,134)	16,523

Loss from discontinued operations, net of taxes	(4,377)	(5,578)	(4,024)	(15,070)

Net income (loss)	$(2,722)	$(3,760)	$(24,158)	$1,453

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.07	$(0.23)	$0.61
Loss from discontinued operations	(0.03)	(0.21)	(0.05)	(0.55)
Net income (loss) per share	$(0.02)	$(0.14)	$(0.28)	$0.06

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.07	$(0.23)	$0.55
Loss from discontinued operations	(0.03)	(0.21)	(0.05)	(0.43)
Net income (loss) per share	$(0.02)	$(0.14)	$(0.28)	$0.12

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,911	$50,763
Marketable securities	2	224
Restricted cash	14,050	13,947
Receivables, net	12,912	32,429
Income tax receivable	1,959	734
Expendable parts and supplies, net	27,613	31,067
Prepaid expenses and other current assets	168,070	162,701
Deferred income taxes	18,854	18,379
Assets of discontinued operations	14,382	24,805
Total current assets	278,753	335,049
Property and equipment, net	566,746	577,183
Lease and equipment deposits	12,165	11,957
Equity method investments	18,304	13,697
Other assets	18,158	21,319
Total assets	$894,126	$959,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$39,321	$137,990
Accounts payable	23,348	28,898
Air traffic liability	6,187	7,861
Accrued compensation	8,414	7,394
Income taxes payable	1,022	-
Other accrued expenses	37,725	50,646
Liabilities of discontinued operations	35,671	39,620
Total current liabilities	151,688	272,409
Long-term debt, excluding current portion	434,706	420,878
Deferred credits	112,187	116,849
Deferred income taxes	78,447	15,734
Other noncurrent liabilities	24,038	23,678
Total liabilities	801,066	849,548

Stockholders' equity
Common stock of no par value and additional paid-in capital, 900,000,000 shares authorized; 146,611,621 and 26,773,479 shares issued and outstanding, respectively	113,430	105,869
Retained earnings (deficit)	(20,370)	3,788
Total stockholders' equity	93,060	109,657
Total liabilities and stockholders' equity	$894,126	$959,205

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(20,134)	$16,523
Loss from discontinued operations	(4,024)	(15,070)
Net income (loss)	(24,158)	1,453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,534	28,888
Impairment charges	7,191	9,134
Deferred income taxes	62,238	(4,523)
Gain on investment securities	-	113
(Gain) loss from equity method investment	(749)	288
Amortization of deferred credits	(13,001)	(13,059)
Amortization of restricted stock awards	638	689
Amortization of contract incentive payments	246	246
Loss on sale of assets	371	2,352
Stock option (benefit) expense	(13)	18
Provision for obsolete expendable parts and supplies	907	2,071
Provision for doubtful accounts	3,123	3,609
Loss on cancellation of contracts	-	223
Gain on extinguishment of debt	(45,317)	(14,680)
Reversal of loss contingency	-	(34,100)
Changes in assets and liabilities:
Net sales of investment securities	222	123,845
Receivables	15,833	(11,256)
Income tax receivables	(1,254)	154
Expendable parts and supplies	2,546	3,975
Prepaid expenses	(5,208)	(16,898)
Other current assets	481	1,292
Accounts payable	(6,780)	(5,088)
Income taxes payable	1,904	3,019
Other accrued expenses	(13,743)	(41,769)
Net cash provided by operating activities	13,011	39,996

Continued on next page

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash Flows from Investing Activities:
Capital expenditures	(17,524)	(13,108)
Proceeds from sale of flight equipment and expendable inventory	143	5,760
Change in restricted cash	(103)	(1,185)
Sale of equity method investment	100	-
Change in other assets	146	1,601
Net returns of lease and equipment deposits	(89)	(935)
Net cash used in investing activities	(17,327)	(7,867)

Cash Flows from Financing Activities:
Principal payments on short and long-term debt	(37,713)	(55,149)
Proceeds from financing	3,004	-
Proceeds from issuance of common stock	835	123
Common stock purchased and retired	-	(6,812)
Proceeds from receipt of deferred credits	8,338	4,033
Net cash used in financing activities	(25,536)	(57,805)
Net change in cash and cash equivalents	(29,852)	(25,676)
Cash and cash equivalents at beginning of period	50,763	72,377
Cash and cash equivalents at end of period	$20,911	$46,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$14,507	$28,230
Cash paid (refunded) for income taxes, net	399	(1,537)
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible debt to long term debt	$21,370	$-
Conversion of convertible debt to equity	6,102	-
Conversion of accrued interest into equity method investment	3,959	2,779
Accrued purchase of property and equipment	230	-
Receivable for credits related to aircraft financing	-	(5,867)
Receivable applied to extinguishment of debt	-	(1,604)
Sale of aircraft for extinguishment of debt	-	(20,390)
Sale of rotable spare parts and extinguishment of related financing	-	(2,970)
Receivable forgiven for extinguishment of payables	-	(6,876)
Extinguishment of debt from sale of aircraft	-	27,848

See accompanying notes to condensed consolidated financial statements.

MESA AIR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business and Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of Mesa Air Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

The accompanying condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and the following wholly-owned operating subsidiaries (collectively "Mesa" or the "Company"): Mesa Airlines, Inc. ("Mesa Airlines"), a Nevada corporation and certificated air carrier; Freedom Airlines, Inc. ("Freedom"), a Nevada corporation and certificated air carrier; Air Midwest, Inc. ("Air Midwest"), a Kansas corporation; MPD, Inc., a Nevada corporation, doing business as Mesa Pilot Development; Regional Aircraft Services, Inc. ("RAS"), a California corporation; Mesa Air Group — Airline Inventory Management, LLC ("MAG-AIM"), an Arizona limited liability company; Ritz Hotel Management Corp., a Nevada corporation; Mesa Air New York, Inc., a New York Corporation; Nilchii, Inc. ("Nilchii"), a Nevada corporation; MAGI Insurance, Ltd. ("MAGI"), a Barbados, West Indies based captive insurance company; and Ping Shan SRL ("Ping Shan"), a Barbados company with restricted liability. MPD, Inc. provides pilot training in coordination with a community college in Farmington, New Mexico and with Arizona State University in Tempe, Arizona. RAS performs ground handling services. MAG-AIM purchases, distributes and manages the Company's inventory of rotable and expendable spare parts. Ritz Hotel Management Corp. is a company that owns and manages a Phoenix area hotel property used for crew-in-training accommodations. MAGI is a captive insurance company established for the purpose of obtaining more favorable aircraft liability insurance rates. Nilchii was established to invest in certain airline related businesses. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the accompanying unaudited condensed consolidated financial statements, we have evaluated subsequent events that have occurred after June 30, 2009 through the date the financial statements were issued August 10, 2009.

Immaterial Restatement

The statement of cash flows for the nine months ended June 30, 2008 reflects an immaterial restatement to correct an error in the classification of the gain on extinguishment of debt related to the convertible notes of approximately $8.8 million from the principal payments on short and long-term debt line item within the financing activities section to the gain on extinguishment of debt line item within the operating activities section offset by an error in the classification of amortization of restricted stock awards of approximately $0.7 million from the financing activities section to the operating activities section.  These errors affect only the presentation within the statement of cash flows and have no impact on our overall cash balances.  Although we believe that the effect of these adjustments are not material to our previously issued consolidated financial statements, we have restated the affected balances of prior periods presented in the accompanying consolidated financial statements for comparability purposes.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The Company was required to adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company has cash and cash equivalents that include money market securities of $2,000 that are considered to be highly liquid and easily tradeable and marketable securities. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within the fair value hierarchy. See Note 5 for more information regarding fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115". Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company was required to adopt SFAS No. 159 in the first quarter of fiscal 2009. The Company has not elected the fair value option for any assets or liabilities as allowed by SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This statement replaces SFAS No. 141, "Business Combinations", however it retains the fundamental requirements in SFAS No.141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement's scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting-the acquisition method-to all transaction and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will be required to apply SFAS No.141(R) beginning in the first quarter of fiscal 2010. Management believes that it will not have a significant impact on the Company's consolidated financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 clarifies how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6, "The Meaning of "Indexed to a Company's Own Stock" ("EITF 01-6"), and provides guidance to determine what accounting literature may apply to a particular equity linked instrument or feature. EITF 07-5 will become effective for the Company in the first quarter of fiscal 2010, and must be applied to all instruments outstanding on the date of adoption. The Company is currently evaluating the impact of EITF 07-5, and has not yet determined the effect of its adoption on the Company's consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 08-3 "Accounting by Lessees for Maintenance Deposits" ("EITF 08-3"), on the accounting for maintenance deposits that may not be refunded. EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. EITF 08-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company currently accounts for its maintenance deposits in accordance with EITF 08-3, and therefore, the adoption of EITF 08-3 will not have an impact on the Company's consolidated financial statements.

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

In November 2008, the FASB issued EITF Issue No. 08-6 "Equity Method Investment Accounting Considerations" ("EITF 08-6"), on how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and how an equity method investee's issuance of shares should be accounted for. The Company will be required to adopt EITF 08-6 in the first quarter of fiscal 2010. Management has not evaluated the impact of this issue on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP Financial Accounting Standards ("FAS") 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not impact the Company's condensed consolidated financial statements as it currently classifies all debt securities as trading, whereby changes in fair value of marketable securities are recorded directly to the consolidated statement of operations instead of other comprehensive income.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not materially impact the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on the Company's consolidated financial statements, but did require additional disclosures in the footnotes to the consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 111. SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities. SAB No. 111 confirms the establishment of the "other than temporary" category of investment impairment. The adoption of SAB No. 111 is effective immediately and did not have any material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140". SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will be required to adopt SFAS No. 166 in the first quarter of fiscal 2011. Management has not evaluated the impact of this statement on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003) ("FIN46(R))", "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company will be required to adopt SFAS No. 167 in the first quarter of fiscal 2011. Management has not evaluated the impact of this statement on the Company's consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, "The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles - a replacement of SFAS No. 162", to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently assessing the impact of the adoption of SFAS No. 168, but does not expect the adoption to have a material effect on the Company's consolidated financial statements.

2. Discontinued Operations

In the fourth quarter of fiscal 2007, the Company committed to a plan to sell Air Midwest or certain assets thereof. Air Midwest consisted of Beechcraft 1900D turboprop operations. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and exited all of its Essential Air Service ("EAS") markets effective June 30, 2008. The Company has not been successful in its efforts to sell any of its B1900D aircraft. In the quarter ended June 30, 2009, the Company completed a market determination due to further deterioration of market conditions. This market determination led to a write-down of the Beechcraft 1900D assets to fair market value. This resulted in an impairment of $6.8 million on these assets at June 30, 2009. We are continuing to market these airplanes at what we believe is the fair market value of the aircraft. These aircraft were also impaired by $9.1 million in the quarter ended June 30, 2008.

All assets and liabilities, results of operations, and other financial and operational data associated with these assets have been presented in the condensed consolidated financial statements as discontinued operations separate from continuing operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

During the three and nine months ended June 30, 2009, the Company recorded revenues, loss before taxes, income tax benefit and net loss generated by discontinued operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Revenue	$-	$7,608	$119	$27,093

Loss before income taxes	$(6,824)	$(8,590)	$(6,235)	$(23,191)
Income tax benefit	(2,447)	(3,012)	(2,211)	(8,121)
Net loss from discontinued operations	$(4,377)	$(5,578)	$(4,024)	$(15,070)

Only interest expense directly associated with the debt outstanding of our Beechcraft 1900D aircraft is included in discontinued operations. General overhead or interest expense which is not directly related to Air Midwest is not included within discontinued operations. Other than the 20 Beechcraft 1900D aircrafts (see above), the remaining carrying value of all assets and liabilities of the discontinued operations approximate fair market value, therefore no adjustment related thereto have been recorded in the nine months ended June 30, 2009.

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

	June 30,	September 30,
	2009	2008
	(In thousands)
Current assets	$96	$3,654
Property and equipment, net	14,000	20,800
Other assets	286	351
Total assets	$14,382	$24,805

Current liabilities	$(884)	$(1,467)
Current portion of long-term debt	(12,500)	(5,206)
Long-term debt excluding current portion	(22,287)	(32,947)
Total liabilities	$(35,671)	$(39,620)

Net liabilities of discontinued operations	$(21,289)	$(14,815)

3. Management's Plans Regarding Going Concern

Liquidity and Going Concern Matters:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. While the Company currently expects to continue its go! operations and to continue to serve its three code-share partners, as discussed more fully below, the Company's ability to fund its operations over the next 12 months is dependent on the outcome of a number of issues facing its business, including, specifically, the outcome of its ongoing litigation with Delta Air Lines, Inc. ("Delta"), the extension of the flying of its CRJ-200s and Dash-8 aircraft under its code-share agreement with United, and the successful redeployment and/or sublease of its current excess regional jet and B1900D turboprop aircraft. In addition to resolving these issues, the Company's business plan also focuses on further reducing costs and enhancing liquidity by instituting plans for all or some of the following: the sale of excess aircraft to reduce corresponding debt obligations associated with the aircraft, subleasing of excess aircraft, discussions with our current partners or future partners, sales or financing transactions for aircraft related parts, and renegotiation of credit terms from certain of the Company's key vendors, including aircraft manufacturers and lessors. If these matters aren't resolved to the Company's satisfaction and its cost cutting initiatives prove unsuccessful, the Company will be forced to seek additional sources of capital to fund its operations and meet its future capital requirements. No assurance can be given that such additional sources of capital, lessor accommodations or other capital infusions will be available when needed, on terms acceptable to the Company, or at all. If the Company is unable to successfully resolve these matters, or, if necessary, access additional sources of capital to fund its operations, the Company will be forced to seek protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors.

In March 2008, Delta notified the Company of its intent to terminate the Company's ERJ Delta Connection Agreement (the "ERJ Agreement"), alleging failure to meet specified operational performance levels. The Company initiated legal proceedings against Delta and following a hearing the court issued a preliminary injunction in the Company's favor against Delta. In its Order, the court prohibited Delta from terminating the ERJ Agreement based upon the Company's flight completion factor prior to April 2008. Delta appealed the court's issuance of the preliminary injunction and in July 2009 the 11th Circuit Court of Appeals affirmed the lower court's decision. In reaching its decision, the Court of Appeals found that there was a substantial likelihood that Mesa's claims would prevail at trial. The case will now proceed to trial at a date yet to be determined.

If the court ultimately rules in favor of Delta and allows the termination of the ERJ Agreement, management believes they will be unable to redeploy the ERJ-145s in a timely manner, or at the lease rates the Company receives under the ERJ Agreement in the event of any re-deployment of such aircraft. As a result, if the Company is not successful in this litigation with Delta, the Company's cash flows from operations and available working capital will be insufficient to meet these cash requirements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from an unfavorable outcome in this manner.

We currently have excess aircraft that are not operating under our code-share agreements or at go!. As of June 30, 2009, we have 39 excess aircraft consisting of seven CRJ-200s (five previously operated at Kunpeng Airlines and two at US Airways), 12 ERJ-145s (previously operated under the Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to operate and sublease our excess regional jet aircraft and sell our B1900D aircraft. We anticipate that our excess aircraft will continue to have a material adverse impact on our financial condition and results of operations. In addition, the majority of our surplus aircraft will require significant maintenance work on engines and airframes to place them back in new service or to sublease to third parties.

In addition, we currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United Airlines, Inc ("United") pursuant to a code-share agreement. Under the terms of such agreement, 26 CRJ-200s terminate in April 2010 (United has certain renewal rights to extend for five years by giving 180 days notice) and 10 Dash-8s terminate in July 2013 but can be terminated early by United in April 2010 upon six months prior notice. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 18% of the Company's revenues. Although we have early return rights for 8 CRJ-200 aircraft currently flying for United, there are significant lease return costs associated with these aircraft. In addition, we have substantial aircraft lease obligations beyond April 2010 on the remaining United CRJ-200 fleet. If the CRJ-200 flying and Dash-8 flying is not extended, no assurance can be given that we will be able to place these aircraft in revenue-generating service in a timely manner, or at all, or sublease these aircraft at or near the lease reimbursement rates in the United code-share agreement. If this occurs, the inability to timely redeploy such aircraft and/or sublease such aircraft at favorable lease reimbursement rates would have a material adverse impact on our financial condition and results of operations. In the absence of obtaining additional capital to fund our operations through equity or debt financings, asset sales, consensual restructuring of the aircraft leases, extend United CRJ-200 and Dash-8 flying, or placing the aircraft with another carrier pursuant to a revenue guarantee contract, our cash flows from operations and available working capital will be insufficient to meet our future capital requirements. No assurance can be given that any future equity, debt or other financings will be successful or otherwise available on acceptable terms, or at all, or that we will be successful in reaching a consensual restructuring of our aircraft leases.

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

Mesa Airlines and Freedom Airlines provide passenger service under revenue-guarantee contracts with United, Delta and US Airways, Inc. ("US Airways"). As of June 30, 2009, Mesa Airlines and Freedom Airlines operated a paid fleet of 132 aircraft — 94 CRJs, 22 ERJs and 16 Dash-8's. There are two CRJ and three ERJ non-revenue generating operational spares.

go! provides independent inter-island Hawaiian passenger service where revenue is derived from ticket sales. As of June 30, 2009, go! operated a fleet of 5 CRJ-200 aircraft.

The Other category includes Mesa Air Group (the holding company), RAS, MPD, MAG-AIM, MAGI, Mesa Air New York, Nilchii, Ping Shan and Ritz Hotel Management Corp., all of which support Mesa's operating subsidiaries. Activity in the Other category consists primarily of sales of rotable and expendable parts and ground handling services to the Company's operating subsidiaries, but also includes all administrative functions not directly attributable to any specific operating company. These administrative costs are allocated to the operating companies based upon specific criteria including headcount, available seat miles ("ASMs") and other operating statistics.

The Company only allocates those assets specifically associated with the operation of aircraft engaged in the revenue generating activity of a segment.

Three Months Ended	Mesa/
June 30, 2009 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$225,570	$8,738	$60,983	$(62,692)	$232,599
Depreciation and amortization	8,913	263	309	-	9,485
Operating income (loss)	13,273	(3,529)	4,068	(9,599)	4,213
Interest expense	(4,419)	94	(314)	-	(4,639)
Interest income	7	2	923	-	932
Income (loss) before income tax	8,534	(3,633)	6,973	(9,599)	2,275
Income tax provision (benefit)	4,909	(1,400)	615	(3,504)	620
Total assets	1,227,001	16,550	537,964	(901,771)	879,744
Capital expenditures (including non-cash)	-	7	685	-	692

Three Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$338,394	$15,620	$51,247	$(51,347)	$353,914
Depreciation and amortization	8,307	521	695	-	9,523
Operating income (loss)	13,059	(7,424)	(1,798)	(6,996)	(3,159)
Interest expense	(6,435)	-	(1,707)	143	(7,999)
Interest income	331	48	886	(143)	1,122
Income (loss) before income tax	8,632	(7,397)	8,605	(6,997)	2,843
Income tax provision (benefit)	2,522	(2,432)	3,447	(2,512)	1,025
Total assets	1,297,693	21,457	566,151	(876,805)	1,008,496
Capital expenditures (including non-cash)	2,051	-	-	-	2,051

Nine Months Ended	Mesa/
June 30, 2009 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$703,394	$29,939	$156,258	$(158,858)	$730,733
Depreciation and amortization	25,583	791	1,141	-	27,515
Operating income (loss)	37,662	(4,740)	6,596	(23,592)	15,926
Interest expense	(16,445)	232	(2,207)	193	(18,227)
Interest income	357	19	2,846	(193)	3,029
Income (loss) before income tax	20,918	(5,228)	53,265	(23,591)	45,364
Income tax provision (benefit)	9,658	(1,957)	66,411	(8,614)	65,498
Total assets	1,227,001	16,550	537,964	(901,771)	879,744
Capital expenditures (including non-cash)	11,126	132	6,496	-	17,754

Nine Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Eliminations	Total
Total net operating revenues	$972,168	$28,972	$157,665	$(157,970)	$1,000,835
Depreciation and amortization	24,928	1,601	2,350	-	28,879
Operating income (loss)	21,933	(22,307)	46,203	(21,235)	24,594
Interest expense	(21,589)	-	(6,248)	438	(27,399)
Interest income	3,278	121	2,680	(438)	5,641
Income (loss) before income tax	11,705	(22,203)	59,443	(21,235)	27,710
Income tax provision (benefit)	3,777	(8,482)	24,223	(8,331)	11,187
Total assets	1,297,693	21,457	566,151	(876,805)	1,008,496
Capital expenditures (including non-cash)	8,896	366	3,846	-	13,108

5. Fair Value Measurements

The Company utilizes the market approach to measure fair value for its financial instruments.   The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The fair value of the Company's marketable securities is based on quoted market prices.

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements as of June 30, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3

Restricted cash and marketable securities (1)	$ 14,052	$ 14,052	$ -	$ -

Total	$ 14,052	$ 14,052	$ -	$ -

1 The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments, US treasury securities, intermediate-term debt instruments, and common equity securities of companies operating in the airline industry.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available for sale securities or held-to-maturity securities. As of June 30, 2009 and September 30, 2008, the Company had $2,000 and $0.2 million in marketable securities that include US Treasury notes, government bonds and corporate bonds. These investments are classified as trading securities during the periods presented and accordingly, are carried at market value with changes in value reflected in other income (expense) in the consolidated statements of operations. Unrealized losses relating to trading securities held at June 30, 2009 and September 30, 2008, were $41,000 and $12,000, respectively. During the quarter ended June 30, 2009, the Company did not record any net realized gains or losses on marketable securities.

At June 30, 2009, the Company had $14.1 million in restricted cash. The Company has an agreement with a financial institution for a $15.0 million letter of credit facility and to issue letters of credit for landing fees, workers compensation insurance and other business needs. Pursuant to the agreement, $12.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit. Approximately $2.0 million relates to maintenance deposits and reserves associated with aircraft which were leased to Kunpeng Airlines.

go! is significantly impacted by changes in jet fuel prices. Jet fuel consumed for the three months ended June 30, 2009 and 2008 represented approximately 20.0% and 35.1% of go!'s operating expenses, respectively. Over the past several years, fuel expense has become an increasingly larger portion of go!'s operating expenses due to the dramatic increases in all energy prices over this period. The Company's goal is to acquire jet fuel at the lowest possible costs. Approximately 5.2% of our total fuel costs are not reimbursed by our code-share partners.

As a result, on October 24, 2008, the Company paid a deposit and entered into a fixed price swap agreement for the purchase of jet fuel not reimbursed by code-share partners. We do not account for our fixed price swap agreement as a hedge instrument as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Therefore, any changes in the fair value of the swap agreement since the last period are recorded to other income (expense) in the consolidated statement of operations of the period. All cash flows associated with the purchasing of fuel are classified as operating cash flows in the consolidated statement of cash flows.

During the three and nine months ended June 30, 2009, we recognized a loss of $0.2 million and $0.6 million, respectively, related to the change in the fair value of our fixed price swap agreement in other income (expense) in the condensed consolidated statement of operations. As of June 30, 2009, the Company had $0.2 million remaining on deposit. The fixed price swap agreement ended June 1, 2009 and the $0.2 million deposit was returned in July 2009.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP SFAS 107-1 and APB 28-1).  The FSP amends SFAS 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  The FSP is effective for interim periods ending after June 15, 2009.

The Company has adopted FSP SFAS 107-1 and APB 28-1 in the quarter ended June 30, 2009. The majority of the Company's fixed rate debt is comprised of convertible notes due in 2023 and 2024 and senior unsecured notes due February 2012 and the majority of the

Company's variable rate debt is secured by owned aircraft. There is not an active market for the Company's notes, and given the current financial condition of the Company, it is not practicable to determine the fair value of the Company's fixed and variable rate debt.

6. Equity Method Investments

Equity method investments consisted of the following:

	June 30,	September 30,
	2009	2008
	(In thousands)

Investment in airline company	$18,304	$9,244
Investment in Kunpeng Airlines Co., Ltd.	-	4,453
Total equity method investments	$18,304	$13,697

Gains (loss) from equity method investments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Equity method gain from airline investment	$2,308	$2,949	$5,102	$1,954
Equity method loss from payment processing company	-	-	-	(265)
Impairment from payment processing company	-	-	-	(762)
Impairment loss on Kungpeng Airlines Co., LTD	-	(1,342)	(4,353)	(1,342)
Equity method gain (loss) from Kunpeng Airlines Co., Ltd.	-	(338)	-	126
Gain (loss) from equity method investments	$2,308	$1,269	$749	$(289)

The Company previously accounted for its investment in the Kunpeng Airlines ("Kunpeng") joint venture with Shenzhen Airlines ("Shenzhen") using the equity method of accounting. Under the equity method, the Company adjusts the carrying amount of its investment for its share of the earnings or losses. The Company's beneficial ownership percentage is 44%, after taking into consideration the 5% interest held for the exclusive benefit of an unaffiliated third party. In general, the Company would record 44% of the income or loss of Kunpeng, except that the parties have agreed to share losses according to their respective percentage ownership, with Mesa's exposure capped at a percentage of the gross revenues of Kunpeng that is materially below its percentage ownership interest. During the third quarter of 2008, the Company entered into a Letter of Intent ("LOI") to sell its interest in Kunpeng to Shenzhen. As a result of the negotiated valuation of the interest by the parties set forth in the LOI, the Company recorded a loss on its investment in the third quarter of 2008.

In April 2009, we completed transactions entered into in March 2009 pursuant to an agreement with Shenzhen relating to Kunpeng. Under the agreement, the Company divested its 49% indirect interest in Kunpeng by selling to nominees of Shenzhen all of the Company's interest in each of Ping Shan SRL and Shan Yue SRL, both Barbados societies with restricted liability, through which the Company held its interest in Kunpeng. Also, pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng to the Company were settled for $4.4 million and the Company's lease of five CRJ-200 aircraft to Kunpeng terminated. In total, the Company received $4.5 million, which included $100,000 for the Company's interests in Ping Shan SRL and Shan Yue SRL. Of the total consideration, $0.9 million was offset by the Company's return of security deposits. As a result, the Company recorded a loss on this equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

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

7. Concentrations

The Company has code-share agreements with Delta, US Airways and United. Approximately 96.9% and 96.2% of the Company's consolidated passenger revenue for the three and nine month period ended June 30, 2009, respectively, was derived from these agreements. Accounts receivable from the Company's code-share partners were 38.8% and 34.3% of total gross accounts receivable at June 30, 2009 and September 30, 2008, respectively.

Amounts billed by the Company under revenue guarantee arrangements are subject to our interpretation of the applicable code-share agreement, and are subject to audit by our code-share partners. Periodically our code-share partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon Mesa prevailing under audit, but also upon the financial well-being of the code-share partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The Company's allowance for doubtful accounts was $11.3 million and $10.3 million at June 30, 2009 and September 30, 2008, respectively.

US Airways accounted for approximately 50.5% and 48.2% of the Company's total passenger revenue in the three and nine month period ended June 30, 2009, respectively. A termination of the US Airways revenue-guarantee code-share agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

United accounted for approximately 34.5% and 32.5% of the Company's total passenger revenue in the three and nine month period ended June 30, 2009, respectively. In most cases under our code share arrangements, the Company is contractually responsible for procuring the fuel necessary to conduct its operations, and fuel costs are then passed through to code-share partners via weekly invoicing. The United code-share agreement contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that Mesa operates for United. United exercised this option at 15 of the stations we operate, and as a result we no longer incur fuel expense or recognize related fuel pass-through revenue for these United stations. A termination of the United agreement or the termination of material number of aircraft flown pursuant to such agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows.

Delta accounted for approximately 11.9% and 15.5% of the Company's total passenger revenue in the three and nine month period ended June 30, 2009, respectively. A termination of the ERJ-145 Delta Connection agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations and cash flows. For further information see Note 3.

8. Notes Payable and Long-Term Debt

Long-term debt consisted of the following:

	June 30,	September 30,
	2009	2008
	(In thousands)
Notes payable to bank, principal and interest due monthly, interest at LIBOR plus 3%,
(3.3% at June 30, 2009), collateralized by the underlying aircraft, due 2019	$272,774	$288,956
Senior convertible notes due June 2023 (1)	8,631	23,241
Senior convertible notes due February 2024 (1)	10,160	77,802
Senior unsecured notes due February 2012, interest at 8%	20,945	-
Note payable to financial institution due 2013, principal and interest due monthly at 7% per annum through 2008 converting to 12.5% thereafter, collateralized by the underlying aircraft	18,548	19,826
Notes payable to financial institution, principal and interest due monthly through 2022, interest at LIBOR plus 2.25% (2.8% at June 30, 2009), collateralized by the underlying aircraft	108,663	112,643
Notes payable to financial institution, principal and interest due monthly through 2012, interest at 8.3% per annum, collateralized by the underlying aircraft	11,275	12,566
Unsecured note payable to supplier, principal due semi-annually, interest at LIBOR plus 6% (6.3% at June 30, 2009) due quarterly through 2012	17,690	21,333
Notes payable to supplier, principal of $82,057 due monthly starting with the 21st month, interest at 3.2%, collateralized by rotable spare parts (2)	1,507	-
Unsecured note payable to supplier, principal and interest at 9.5% due monthly through 2015	3,005	1,624
Mortgage note payable to bank, principal and interest at 7.5% due monthly through 2009, collateralized by Del Rio Hotel	739	790
Other	90	87
Total debt	474,027	558,868
Less current portion	(39,321)	(137,990)
Long-term debt	$434,706	$420,878

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

Consistent with the guidance in FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", each transaction is accounted for based on the terms of the negotiation with that note holder. In instances where the Company issued new equity, the shares were valued at the closing stock price on the day the shares were issued. In the instances where new notes were issued, the total value of the note plus future interest payments (total future cash flows) were used to calculate the gain. The Company will recognize no interest expense on the 2012 notes in future periods.

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

	Prior to Transaction	After All Transactions Effective 2/25/09
	Face Amount Outstanding	Face Amount Outstanding	Cash Paid by Mesa	Shares Issued by Mesa
Senior Notes due June 2023	$52.1 Million	$21.7 Million	$1.8 Million	11,864,457
Senior Notes due February 2024	$120.4 Million	$17.4 Million	$4.9 Million	105,169,420
New Notes due 2012	--	$17.2 Million	--	--
Total	$172.5 Million	$56.3 Million	$6.7 Million	117,072,627

All of the issuances of common stock  and  2012 Notes  noted above were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(2) thereof.

(2) On November 26, 2008, the Company sold and then financed certain rotable spares part in the amount of $2.9 million at an annual interest rate of 3.2% for 60 months. The first principal payment of $82,057 is due and payable on the 21st month. Interest will be accrued and added to the principal of the note for the first 20 months of the arrangement.

9. Income Tax

For the quarter ended June 30, 2009, our effective tax rate for continuing operations decreased to 27.3%, from 36.1% for the quarter ended June 30, 2008. The decrease was primarily due to an decrease in non-deductible expenses for the three month period as compared to the same period in the prior year. For the nine months ended June 30, 2009, our effective tax rate for continuing operations increased to 144.4% from 40.5% for the nine months ended June 30, 2008. The increase in our effective tax rate is primarily due to the issuance of a significant number of shares in the second quarter, which triggered a Section 382 limitation in relation to the Company's net operating loss carryforwards. Section 382 of the Internal Revenue Code limits the amount of pre-change net operating loss carryforwards that can be utilized after an ownership change. At the time of the ownership change, the Company had a Net Unrealized Built in Gain ("NUBIG") of approximately $62.6 million. The Company may utilize its net operating losses to offset future taxable income up to the amount of the NUBIG provided the appropriate character of income is recognized within 5 years after the ownership change. As a result, the Company wrote off approximately $55.0 million of its deferred tax assets related to its net operating loss carryforwards in the quarter ended March 31, 2009. In addition, the Company adjusted the deferred tax asset valuation allowance on its remaining deferred tax assets. The valuation allowance on the deferred tax assets of continuing operations as of June 30, 2009 is $5.6 million.

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

The difference between the actual income tax expense and the statutory tax expense (computed by applying the U.S. federal statutory income tax rate of 35% to income or loss before income taxes) for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
	(in thousands)

Computed "expected" tax expense (benefit)	$796	35.0%	$15,877	35.0%
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	(79)	-3.4%	1,128	2.5%
Nondeductible expenses	(97)	-4.3%	225	0.5%
Impact of adjusting net operating loss carryforwards	-	0.0%	48,268	106.4%
Total tax expense	$620	27.3%	$65,498	144.4%

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Share calculation:
Weighted average shares outstanding — basic	146,606	26,694	86,738	27,291
Effect of dilutive outstanding stock options and warrants	*	*	*	92
Effect of dilutive outstanding convertible debt	*	*	*	7,701
Weighted average shares outstanding — diluted	146,606	26,694	86,738	35,084
Adjustments to net income (loss):
Net income (loss) from continuing operations	$1,655	$1,818	(20,134)	$16,523
Interest expense on convertible debt, net of tax	-	*	-	2,695
Adjusted net income (loss) from continuing operations	$1,655	$1,818	(20,134)	$19,218

* Excluded from the calculation of dilutive earnings per share because the effect would have been antidilutive.

Options to purchase 1,906,986 and 3,076,597 shares of common stock were outstanding during the quarters ended June 30, 2009 and 2008, respectively, but were excluded from the calculation of dilutive earnings per share for the quarters ended June 30, 2009 and 2008, respectively, because the effect would have been antidilutive.

11. Stock Repurchase Program

The Company's Board of Directors has authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of June 30, 2009, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.7 million, leaving approximately 11.5 million shares available for purchase under the current Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company did not repurchase any shares during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

April 2009	-	$-	17,952,603	11,469,658
May 2009	-	$-	17,952,603	11,469,658
June 2009	-	$-	17,952,603	11,469,658

12. Stock-Based Compensation

Stock based compensation expense is calculated by estimating the fair value of stock options and restricted stock at the time of grant and amortizing the fair value over the vesting period.

The following amounts were recognized for stock-based compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
General and administrative expenses:	2009	2008	2009	2008
	(In thousands)
Stock options expense	$-	$32	$(13)	$18
Restricted stock expense	225	192	638	689
Total	$225	$224	$625	$707

13. Commitments and Contingencies

Pursuant to a Settlement Agreement entered into between Mesa and certain affiliates of the Yucaipa Companies, LTD (collectively "Yucaipa"), the parties agreed to establish a licensing and profit sharing arrangement whereby, in the event that Yucaipa is able to acquire from Aloha in a bankruptcy court auction the rights to the names "Aloha" and "Aloha Airlines," Yucaipa will enter into a license agreement with Mesa to license such names to Mesa for ten years (the "Term") in exchange for certain royalty payments by Mesa for each year during the Term. Specifically, Mesa will pay Yucaipa 1% of the passenger ticket revenue generated from all Hawaiian inter-island flight operations, subject to a minimum annual revenue payment of $600,000 (the "Revenue Payments"), and will also pay Yucaipa 30% of the pre-tax operating profits from Mesa's operations in the Hawaiian inter-island market less the Revenue Payments.

In addition, Mesa will provide Yucaipa with a $5 million promissory note payable over five years (at LIBOR +350 basis points interest, reset quarterly), that will become payable if Mesa ceases operations in the Hawaiian inter-island market or breaches the Settlement Agreement. If, at the end of the first five years of the Term, the note has not become payable as a result of Mesa's cessation of operations or breach, the principal owing on the note will decrease automatically on a straight-line basis over the remaining five years of the Term. If Mesa ceases operations in Hawaii or breaches the Settlement Agreement during the final five years of the Term, the amount payable on the note would be the principal remaining at the time of such cessation or breach. The note will be secured by a first priority lien on certain Mesa assets with a fair market value equal to 125% of the principal amount of the note. On April 18, 2009, the Bankruptcy Court refused to approve the sale of the Aloha intellectual property to Yucaipa. Yucaipa has appealed the Court's ruling.

The Company has contracted to purchase 10 new CRJ-700 NextGen aircraft from Bombardier Aerospace. Due to the inability to obtain suitable financing of the order, we have delayed delivery dates for such aircraft until 2013. In conjunction with this purchase agreement, Mesa has $500,000 on deposit with the manufacturer that is included in lease and equipment deposits as of June 30, 2009. The deposit is expected to be returned upon completion of permanent financing on each of the 10 aircraft.

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

In fiscal 2005, we entered into a ten-year agreement with AAR Corp. (the "AAR Agreement"), for the management and repair of certain of our CRJ-200, -700, -900 and ERJ-145 aircraft rotable spare parts inventory. The agreement was completed in November 2005. Under the AAR agreement, AAR purchased certain of our existing rotable spare parts inventory for $39.5 million in cash and $21.5 million in notes receivable. As of September 2007, $6.5 million remained outstanding and was due by AAR to Mesa at various dates over the next 2 years. On April 1, 2008, AAR and Mesa entered into an agreement to settle outstanding amounts.  Under the agreement, Mesa owed AAR an aggregate of $5.4 million and AAR was obligated to pay Mesa $6.0 million in connection with AAR's acquisition of parts inventory.  The amounts were offset and debt extinguished.

On October 20, 2008, Mesa filed a complaint against Mokulele Air Group, Inc. ("Mokulele") alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging various claims under the code-share agreement and claims under state and federal law. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to various claims under the code-share agreement and claims under state and federal law. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duty owed to Mokulele. In addition, Mokulele has challenged venue in Arizona. On June 19, 2009, the judge in the Arizona action granted Mokulele's motion to transfer venue to the District Court of Hawaii.

The Company is currently involved in three separate legal actions against Delta as described more fully below:

ERJ Litigation (US District Court, Atlanta, GA): In March 2008, Delta notified the Company of its intent to terminate the Company's ERJ Agreement, alleging failure to meet specified operational performance levels. The Company initiated legal proceedings against Delta and following a hearing the court issued a preliminary injunction in the Company's favor against Delta. In its Order, the court prohibited Delta from terminating the ERJ Agreement based upon the Company's flight completion factor prior to April 2008. Delta appealed the court's issuance of the preliminary injunction and in July 2009 the 11th Circuit Court of Appeals affirmed the lower court's decision. In reaching its decision, the Court of Appeals found that there was a substantial likelihood that Mesa's claims would prevail at trial. The case will now proceed to trial at a date yet to be determined.

CRJ Litigation (US District Court, Atlanta, GA): In August 2008, Delta notified the Company of the termination of the CRJ-900 Delta Connection Agreement (the "CRJ-900 Agreement") citing an alleged failure to meet certain contractual benchmarks. In March 2009, the Company filed a complaint against Delta. The case is currently in discovery and has not yet been set for trial.

Engine Litigation (US District Court, Phoenix, AZ): In August 2008, Mesa filed a complaint against Delta seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of an engine maintenance memorandum of understanding (the "MOU") executed between Mesa and Delta. In November 2008, the court ruled that Delta forfeited its lien claims. Following the court's decision, Delta appealed the dismissal of the lien claims to the Ninth Circuit Court of Appeals. While Delta's appeal on the lien issue is pending, the parties have been engaged in discovery related to their competing damage claims. No trial date has yet been set by the court.

The Company is also involved in a contractual disagreement with another vendor in connection with an engine maintenance agreement regarding approximately $1.8 million in unauthorized repairs performed by the vendor in the first quarter of 2008. The Company believes it is not obligated to make this payment. In the event the payment was found to be required, the Company will incur an additional $1.8 million in maintenance expenses and the vendor has not pursued payment.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements including, but not limited to, information regarding the replacement, deployment, and acquisition of certain numbers and types of aircraft, and projected expenses associated therewith; costs of compliance with Federal Aviation Administration regulations and other rules and acts of Congress; the passing of taxes, fuel costs, inflation, and various expenses to our customers; the relocation of certain operations of Mesa; and the resolution of litigation in a favorable manner and certain projected financial obligations. These statements, in addition to statements made in conjunction with the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions, are forward-looking statements within the meaning of the SafeHarbor provision of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the future financial performance of Mesa and only reflect management's expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: changing business conditions in certain market segments and industries; changes in Mesa's code-sharing relationships; a material decrease in the number of aircraft flown under Mesa's code-share agreements; an increase in competition along the routes Mesa operates or plans to operate; availability and cost of funds for financing new aircraft; changes in general and/or regional economic conditions; changes in fuel prices; Mesa's relationship with its employees and the terms of future collective bargaining agreements; the impact of current and future laws; additional terrorist attacks; Congressional investigations, and governmental regulations affecting the airline industry and Mesa's operations; bureaucratic delays; amendments to existing legislation; consumers unwilling to incur greater costs for flights; our ability to operate our Hawaiian airline service profitably; Mokulele Airlines regarding our Hawaiian operation, and Delta Air Lines regarding our code share agreements and engine litigation; unfavorable resolution of negotiations with municipalities for the leasing of facilities. One or more of these or other factors may cause Mesa's actual results to differ materially from any forward-looking statement. Mesa is not undertaking any obligation to update any forward-looking statements contained in this Form 10-Q.

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

In the quarter ended June 30, 2009, the Company completed a market determination due to further deterioration of market conditions. This market determination led to a write-down of the Beechcraft 1900D assets to fair market value. This resulted in an impairment of $6.8 million on these assets at June 30, 2009. We are continuing to market these airplanes at what we believe is the fair market value of the aircraft. These aircraft were also impaired by $9.1 million for the quarter ended June 30, 2008.

Executive Overview

The third quarter of 2009 marked a number of milestones and challenges for us.

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

  In April 2009, the Company completed transactions divesting its interest in the Kunpeng Airlines joint venture. Five CRJ-200 aircraft subleases were terminated and the aircraft were returned to Mesa.

  We celebrated our third anniversary operating in Hawaii as go!. During the past three years, we have continued to expand our presence as a leading interisland transporter. go! has carried over two million passengers has become a company with robust personality and established values.

Recent Developments

The following material events occurred following the completion of our third fiscal quarter.

On July 2, 2009, the U.S. Court of Appeals affirmed the preliminary injunction against Delta Air Lines. The decision enjoined Delta from terminating Freedom Airlines' Delta Connection Agreement covering certain ERJ-145 aircraft; the preliminary injunction will remain in place while the case proceeds in the U.S. District Court. With both the U.S. District Court and now the U.S. Court of Appeals finding that Mesa has demonstrated a substantial likelihood of success on its claims, Mesa looks forward to having this matter fully and finally resolved at trial.

Fleet

The fleet as of June 30, 2009 is as follows:

	CRJ-200 (A)	ERJ-145 (B)	CRJ-900	CRJ-700	B-1900 (C)	Dash-8	Total
USAirways	10	-	38	-	-	6	54
United	26	-	-	20	-	10	56
Delta	-	22	-	-	-	-	22
go!	5	-	-	-	-	-	5
Sublease	-	2	-	-	-	-	2
Aircraft above contract	7	12	-	-	20	-	39
Totals owned/leased	48	36	38	20	20	16	178

Passenger Capacity	50	50	86	66	19	37

(A) Included in the CRJ-200 Regional Jets are two non-revenue generating operational spares.
(B) Included in the ERJ-145 Regional Jets are three non-revenue generating operational spares.
(C) These aircraft are associated with Air Midwest and are included within assets of discontinued operations.

Summary of Financial Results

The Company recorded consolidated net income (loss) from continuing operations of $1.7 million and $(20.1) million for the three and nine months ended June 30, 2009, respectively. This represented basic and diluted ($0.01 and $(0.23)) income (loss) per share from continuing operations in these periods, respectively. This compares to consolidated net income from continuing operations of $1.8 million and $16.5 million for the three and nine months ended June 30, 2008, respectively, or basic ($0.07 and $0.61) and diluted ($0.07 and $0.55) per share in the three and nine months ended June 30, 2008, respectively.

Approximately 96.9% of our passenger revenue in the third quarter of fiscal 2009 was associated with revenue-guarantee code-share agreements. Under the terms of our revenue-guarantee agreements, our major carrier partner controls the marketing, scheduling, ticketing, pricing and seat inventories. Our role is simply to operate our fleet in the safest and most reliable manner in exchange for fees paid under a generally fixed payment schedule. We receive a guaranteed payment based upon a fixed minimum monthly amount plus amounts related to departures and block hours flown in addition to direct reimbursement of expenses such as fuel, landing fees and insurance. Among other advantages, revenue-guarantee arrangements reduce our exposure to fluctuations in passenger traffic and fare levels, as well as fuel prices. In the third quarter of fiscal 2009, approximately 94.8% of our fuel purchases were reimbursed under revenue-guarantee code-share agreements. The remaining 5.2% of fuel purchases were hedged by the Company through June 1, 2009.

The following tables set forth quarterly comparisons for the periods indicated below (for continuing operations):

OPERATING DATA
	Operating Data		Operating Data
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Passengers	3,281,626	3,461,067	9,359,489	10,314,737
Available seat miles ("ASM") (000's)	1,813,730	2,032,769	5,246,721	6,137,096
Revenue passenger miles (000's)	1,446,825	1,564,790	4,008,024	4,544,107
Load factor	79.8%	77.0%	76.4%	74.0%
Yield per revenue passenger mile (cents)	16.1	22.6	18.2	22.0
Revenue per ASM (cents)	12.8	17.4	13.9	16.3
Operating cost per ASM (cents)	12.6	17.6	13.6	15.9
Average stage length (miles)	398.5	402.6	385.6	400.4
Number of operating aircraft in fleet	142	161	142	161
Gallons of fuel consumed	29,653,004	39,186,545	95,504,456	120,628,063
Block hours flown	107,450	120,424	323,896	369,800
Departures	71,759	78,448	214,957	241,605

CONSOLIDATED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
	Costs per ASM (cents)	% of Total Revenues	Costs per ASM (cents)	% of Total Revenues
Flight operations	$4.47	34.8%	$4.79	34.4%
Fuel	$2.84	22.1%	$3.44	24.7%
Maintenance	$3.13	24.4%	$3.10	22.3%
Aircraft and traffic servicing	$0.92	7.1%	$0.97	7.0%
Promotion and sales	$0.07	0.6%	$0.07	0.5%
General and administrative	$0.65	5.1%	$0.72	5.2%
Depreciation and amortization	$0.52	4.1%	$0.52	3.8%
Total operating expenses	$12.59	98.2%	$13.62	97.8%
Interest expense	$-0.26	-2.0%	$-0.35	-2.5%
Interest income	$0.05	0.4%	$0.06	0.4%
Gain on extinguishment of debt	$0.00	0.0%	$0.86	6.2%
Loss from equity method investment	$0.13	1.0%	$0.01	0.1%
Other income (expense)	$-0.03	-0.2%	$-0.03	-0.2%

Note: numbers in table may not recalculate due to rounding

FINANCIAL DATA BY OPERATING SEGMENT

Three Months Ended	Mesa/
June 30, 2009 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$225,570	$8,738	$60,983	$(62,692)	$232,599
Total operating expenses	212,297	12,267	56,915	(53,093)	228,386
Operating income (loss)	$13,273	$(3,529)	$4,068	$(9,599)	$4,213

Three Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$338,394	$15,620	$51,247	$(51,347)	$353,914
Total operating expenses	325,335	23,044	53,045	(44,351)	357,073
Operating income (loss)	$13,059	$(7,424)	$(1,798)	$(6,996)	$(3,159)

Nine Months Ended	Mesa/
June 30, 2009 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$703,394	$29,939	$156,258	$(158,858)	$730,733
Total operating expenses	665,732	34,679	149,662	(135,266)	714,807
Operating income (loss)	$37,662	$(4,740)	$6,596	$(23,592)	$15,926

Nine Months Ended	Mesa/
June 30, 2008 (000's)	Freedom	go!	Other	Elimination	Total
Total net operating revenues	$972,168	$28,972	$157,665	$(157,970)	$1,000,835
Total operating expenses	950,235	51,279	111,462	(136,735)	976,241
Operating income (loss)	$21,933	$(22,307)	$46,203	$(21,235)	$24,594

RESULTS OF CONTINUING OPERATIONS

Quarter Ended June 30, 2009 Versus the Quarter Ended June 30, 2008

Operating Revenues

In the quarter ended June 30, 2009, net operating revenue decreased $121.3 million, or 34.3%, to $232.6 million from $353.9 million for the quarter ended June 30, 2008. Contract revenue decreased $112.8 million, or 33.7%, driven primarily by a $92.0 million or 65.5% decrease in fuel reimbursement revenue and a 6.0% reduction in aircraft in service.

Passenger revenue for go! decreased $7.5 million as a result of a 29% decrease in passengers and 28% decrease in average fare. Freight and other revenue decreased by $1.0 million due to lower sublease revenue, partially offset by the go! baggage fees collected.

Operating Expenses

Flight Operations

In the quarter ended June 30, 2009, flight operations expense decreased $9.5 million, or 10.5%, to $81.0 million from $90.5 million for the quarter ended June 30, 2008. On an ASM basis, flight operations expense remained relatively unchanged at 4.5 cents per ASM in the quarter ended June 30, 2009 versus the quarter ended June 30, 2008. The decrease is primarily driven by a $6.2 million decrease in wages and employee related expenses due to a 10.8% reduction in block hours and fewer employees. Additionally, there was a net $1.8 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet. Flight simulator lease expense also decreased $1.6 million due to a decrease in pilot training.

Fuel

In the quarter ended June 30, 2009, fuel expense decreased by $97.8 million, or 65.5%, to $51.4 million from $149.2 million for the quarter ended June 30, 2008. On an ASM basis, fuel expense decreased 61.4% to 2.8 cents per ASM in the quarter ended June 30, 2009 from 7.3 cents per ASM in the quarter ended June 30, 2008. Average fuel cost per gallon decreased $2.06, to an average of $1.73 per gallon for the quarter ended June 30, 2009 from an average of $3.80 per gallon for the quarter ended June 30, 2008. The cost per gallon decrease resulted in a $61.2 million favorable price variance, of which $3.0 million was related to go!. The reduction in gallons of fuel purchased in the quarter ended June 30, 2009 resulted in a $36.6 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines that now includes fifteen (including 5 new stations since August 1, 2008) stations. In the quarter ended June 30, 2009, approximately 94.8% of our fuel costs were reimbursed by our code-share partners.

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

Maintenance

In the quarter ended June 30, 2009, maintenance expense decreased $1.5 million, or 2.7%, to $56.7 million from $58.3 million for the quarter ended June 30, 2008. On an ASM basis, maintenance expense increased 9.1% to 3.1 cents per ASM in the quarter ended June 30, 2009 from 2.9 cents per ASM in the quarter ended June 30, 2008. Engine repair costs, associated with the termination of power by the hour programs, decreased $0.9 million. Component contracts decreased $2.8 million, offset by an increase of $4.0 million in component repair due to a contract amendment converting power-by-the-hour to time and materials. Heavy maintenance decreased $0.8 million due to volume. Additionally, wages and wage related expenses decreased $0.9 million due to a decrease in headcount, expendables experienced a volume driven decrease of $0.5 million, and inventory related expenses decreased $0.4 million. Engine rent expense increased $0.6 million due to three additional engines.

Aircraft and Traffic Servicing

In the quarter ended June 30, 2009, aircraft and traffic servicing expense decreased by $4.0 million, or 19.4%, to $16.6 million from $20.6 million for the quarter ended June 30, 2008. On an ASM basis, aircraft and traffic servicing expense decreased 9.6% to 0.9 cents per ASM in the quarter ended June 30, 2009 from 1.0 cent per ASM in the quarter ended June 30, 2008. This is attributed to a $3.0 million decrease in our code share operations as well as a $1.0 million decrease in go! expenses.

Promotion and Sales

In the quarter ended June 30, 2009, promotion and sales expense decreased by $0.4 million, or 24.4%, to $1.3 million from $1.7 million for the quarter ended June 30, 2008. The decrease is primarily due to a decrease in credit card and booking fees. Promotion and sales expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the quarter ended June 30, 2009, general and administrative expense decreased $15.4 million, or 56.7%, to $11.8 million from $27.2 million for the quarter ended June 30, 2008. The decrease is primarily due to a $5.7 million decrease in administrative expenses, of which, $3.8 million was for a one time completion factor penalty received in the third quarter of fiscal 2008, $1.4 million was for a decrease in bad debt, and $0.2 million was for a decrease in software expenses. Legal expenses decreased $4.6 million due to $2.4 million less in general external legal expenses and $2.2 million less in commercial litigation resulting from less legal activity pertaining to our go! operations. Insurance expenses decreased by $2.9 million primarily as a result of a $2.4 million decrease in workers compensation insurance due to a change in insurance policies and a $0.6 million decrease in hull liability insurance. Outside services decreased by $0.9 million due to cost savings initiatives within the organization. Wages and related expenses decreased by $0.2 million as a result of a reduction in force which occurred in the beginning of fiscal 2009. Other expenses decreased by $0.4 million.

Depreciation and Amortization

In the quarter ended June 30, 2009, depreciation and amortization expense remained relatively unchanged at $9.5 million versus the quarter ended June 30, 2008. There was a slight decrease that was primarily driven by the cessation of depreciation on fully depreciated equipment.

Impairment of Long-Lived Assets

In the quarter ended June 30, 2009, the Company wrote-off approximately $41,000 for aircraft enhancements related to one Freedom ERJ-145. There was no activity related to impairments of long-lived assets in the quarter ended June 30, 2008.

Interest Expense

In the quarter ended June 30, 2009, interest expense decreased $3.4 million, or 42.0%, to $4.6 million from $8.0 million for the quarter ended June 30, 2008. This decrease is primarily due to a significant decrease in LIBOR rates as well as a reduction in principal on senior convertible and unsecured notes.

Interest Income

In the quarter ended June 30, 2009, interest income decreased $0.2 million, or 16.9%, to $0.9 million from $1.1 million for the quarter ended June 30, 2008. The decrease in the Company's interest income was primarily due to a significant decrease in interest rates year over year.

Gain on Extinguishment of Debt

In the quarter ended June 30, 2009, the Company did not recognize a gain on the extinguishment of debt. During the quarter ended June 30, 2008, the Company recognized gains of $7.3 million related to the early retirement of certain senior convertible notes due in June 2023 ( approximately $1.5 million) and the sale of 14 Beechcraft 1900D aircraft to Raytheon and the retirement of the associated debt on these aircraft resulting in a gain of approximately $5.8 million.

Gain (Loss) from Equity Method Investments

In the quarter ended June 30, 2009, gain from equity method investments increased $1.0 million, to $2.3 million from $1.3 million for the quarter ended June 30, 2008. In the quarters ended June 30, 2009 and June 30, 2008, the Company recognized income for our share of our investment in a closely held airline related business. In the quarter ended June 30, 2008, the income was partially offset by the recognition of our share of losses on our investment in Kunpeng Airlines and the write down of our investment in Kunpeng of $1.3 million. Our investment in Kunpeng Airlines was sold as of the end of the second quarter of 2009.

Other Income (Expense)

In the quarter ended June 30, 2009, other income decreased $4.8 million to an expense of $0.5 million from income of $4.3 million for the quarter ended June 30, 2008. The decrease in income is driven by a $2.4 million decrease for gain on disposal of assets. Additionally, there was a $5.2 million decrease in realized gains on sales of investment securities, partially offset by a $3.2 million decrease in unrealized losses on investment securities. Other expenses increased by $0.4 million.

Income Taxes

For the quarter ended June 30, 2009, our effective tax rate on continuing operations decreased to 27.3% from 36.1% for the quarter ended June 30, 2008. The decrease was primarily due to a decrease in non-deductible expenses for the three month period as compared to the same period in the prior year.

Nine Months Ended June 30, 2009 Versus the Nine Months Ended June 30, 2008

Operating Revenues

In the nine months ended June 30, 2009, net operating revenue decreased $270.1 million, or 27.0%, to $730.7 million from $1.0 billion for the nine months ended June 30, 2008. Contract revenue decreased $269.5 million driven primarily by a $198.2 million or 53.8% decrease in fuel reimbursement revenue and a 14.6% reduction in aircraft in service.

Passenger revenue for go! decreased $0.9 million as a result of a 4.8% decrease in passengers. Freight and other revenue increased by $1.8 million due to go! baggage fees collected.

Operating Expenses

Flight Operations

In the nine months ended June 30, 2009, flight operations expense decreased $22.0 million, or 8.1%, to $251.3 million from $273.3 million for the nine months ended June 30, 2008. On an ASM basis, flight operations expense increased 7.5% to 4.8 cents per ASM in the nine months ended June 30, 2009 from 4.5 cents per ASM in the nine months ended June 30, 2008. The decrease is primarily driven by a $15.0 million decrease in wages and employee related expenses due to a 12.4% decrease in block hours and fewer employees. Additionally, there was a net $4.2 million decrease in aircraft and aircraft related lease expense due to a decrease in the number of aircraft leased year-over-year as well as a shift of aircraft types within our fleet. Flight simulator expense decreased $2.8 million due to a decrease in pilot training.

Fuel

In the nine months ended June 30, 2009, fuel expense decreased by $203.6 million, or 53.0%, to $180.3 million from $383.9 million for the nine months ended June 30, 2008. On an ASM basis, fuel expense decreased 45.1% to 3.4 cents per ASM in the nine months ended June 30, 2009 from 6.3 cents per ASM in the nine months ended June 30, 2008. Average fuel cost per gallon decreased $1.29 to an average of $1.89 for the nine months ended June 30, 2009 from an average of $3.18 per gallon for the nine months ended June 30, 2008. The cost per gallon decrease resulted in a $123.0 million favorable price variance, of which $6.2 million was related to go!. Compared to the same nine month period a year ago, there was a decrease in the gallons of fuel purchased in the nine months ended June 30, 2009, which resulted in an $80.6 million favorable volume variance. The volume decrease is primarily due to a direct supply agreement with United Airlines at fifteen (including two large) stations. In the nine months ended June 30, 2009, approximately 94.8% of our fuel costs were reimbursed by our code-share partners.

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

Maintenance

In the nine months ended June 30, 2009, maintenance expense decreased $34.5 million, or 17.5%, to $162.7 million from $197.2 million for the nine months ended June 30, 2008. On an ASM basis, maintenance expense decreased 3.5% to 3.1 cents per ASM in the nine months ended June 30, 2009 from 3.2 cents per ASM in the nine months ended June 30, 2008. The decrease in maintenance expense is primarily due to a $29.0 million decrease in engine maintenance, of which $38.4 million is related to power by the hour maintenance contracts terminated, $1.6 million decrease in line maintenance, and increased time and materials expense of $11.0 million. Airframe heavy maintenance volume driven expense decreased $1.7 million and wages and wage related expenses decreased $3.6 million due to decreased headcount. Volume driven decreases to expenses included: expendables $2.1 million, obsolete inventory $1.2 million, and freight $0.6 million. Travel decreased $0.4 million, penalties and fines decreased $0.2 million, software licenses and fees decreased $0.1 million, and supplies decreased $0.1 million. These decreases were partially offset by an increase in engine rent of $2.5 million for eight additional engines, non-recurring China conformity revenue of $1.4 million received in fiscal year 2008 only, and component repair expense increase of $0.6 million due to an aging fleet and a landing gear contract.

Aircraft and Traffic Servicing

In the nine months ended June 30, 2009, aircraft and traffic servicing expense decreased by $9.6 million, or 15.9%, to $50.9 million from $60.5 million for the nine months ended June 30, 2008. On an ASM basis, aircraft and traffic servicing expense remained relatively unchanged at 1.0 cent per ASM in the nine months ended June 30, 2009 versus the nine months ended June 30, 2008. The decrease is a result of a $9.8 million decrease in our code share operations offset by an increase of $0.2 million in our go! operation.

Promotion and Sales

In the nine months ended June 30, 2009, promotion and sales expense increased by $0.3 million, or 8.4%, to $3.7 million from $3.4 million for the nine months ended June 30, 2008. The increase is primarily due to an increase in advertising. These expenses relate primarily to our go! operations. We do not pay promotion and sales expenses under our revenue-guarantee contracts.

General and Administrative

In the nine months ended June 30, 2009, general and administrative expense decreased $25.2 million, or 39.9%, to $38.0 million from $63.2 million for the nine months ended June 30, 2008. The decrease is due to a $7.5 million decrease in property and sales taxes and a legal expense decrease of $7.0 million. Administrative expenses also decreased $5.4 million primarily due to a $3.8 million completion factor penalty in fiscal 2008, a $0.6 million decrease in software expenses, and a $0.5 million decrease in bad debt. Insurance expense decreased $3.0 million primarily due to a decrease in passenger liability insurance which is associated with volume of passengers flown and a decrease in workers compensation due to the Company's policy change. Employee related expenses decreased $1.7 million driven by decreases in discretionary spending and lodging. Outside services decreased by $0.6 million and utilities decreased $0.5 million mainly due to consolidating communications lines. Decreases were partially offset by a $0.5 million increase in equipment leases.

Depreciation and Amortization

In the nine months ended June 30, 2009, depreciation and amortization decreased $1.4 million, or 4.7%, to $27.5 million from $28.9 million for the nine months ended June 30, 2008. The decrease was primarily due to the cessation of depreciation on fully depreciated aircraft and aircraft enhancements.

Settlement of Lawsuit

On October 30, 2007, the United States Bankruptcy Court for the District of Hawaii found that the Company had violated the terms of a confidentiality agreement with Hawaiian Airlines and awarded Hawaiian $80.0 million in damages and ordered the Company to pay Hawaiian's cost of litigation, reasonable attorneys' fees and interest. The Company appealed this ruling in November 2007 and posted a $90.0 million bond pending the outcome of the appeal. As a result, the Company recorded $86.9 million as a charge to the statement of operations in the fourth quarter of fiscal 2007. On April 29, 2008 the Company reached a settlement with Hawaiian Airlines. While admitting no fault, the Company agreed to pay $52.5 million to Hawaiian Airlines. As a result of the settlement, the Company recorded a $34.1 million gain to the statement of operations in the second quarter of fiscal 2008. The $34.1 million gain is net of $0.3 million in fees incurred related to the bond.

Impairment of Long-Lived Assets

In the nine months ended June 30, 2009, the Company wrote-off $0.4 million for aircraft enhancements related to nine Freedom ERJ-145's. There was no activity related to impairments of long-lived assets for continuing operations in the nine months ended June 30, 2008.

Interest Expense

In the nine months ended June 30, 2009, interest expense decreased $9.2 million, or 33.5%, to $18.2 million from $27.4 million for the nine months ended June 30, 2008. This decrease in the Company's interest expense is largely due to a significant drop in LIBOR interest rates as well as a reduction in principal on senior convertible and unsecured notes.

Interest Income

In the nine months ended June 30, 2009, interest income decreased $2.6 million, or 46.3%, to $3.0 million from $5.6 million for the nine months ended June 30, 2008. The decrease in the Company's interest income was primarily due to lower interest rates year over year and reduced balances.

Gain on Extinguishment of Debt

In the nine months ended June 30, 2009, the Company recognized gains on the extinguishment of debt of $45.3 million. During the quarters ended December 31, 2008 and March 31, 2009, the Company purchased and restructured certain senior convertible notes due in June 2023 and February 2024 at a substantial discount and recorded a gain of approximately $8.1 million and $37.2 million, respectively. In the nine months ended June 30, 2008, the Company recognized gains on the extinguishment of debt of $14.7 million. During the quarter ended March 31, 2008, the Company purchased certain senior convertible notes due in February 2024 at a substantial discount and recorded a gain of approximately $7.4 million. In the quarter ended June 30, 2008, the Company recognized gains of $7.3 million related to the early retirement of certain senior convertible notes due in June 2023 (approximately $1.5 million) and the sale of 14 Beechcraft 1900D aircraft to Raytheon and the retirement of the associated debt on these aircraft resulting in a gain of approximately $5.8 million.

Gain (Loss) from Equity Method Investments

In the nine months ended June 30, 2009, gain from equity method investments increased $1.0 million to a gain of $0.7 million from a loss of $0.3 million in the nine months ended June 30, 2008. The Company recognized a profit for our share of our investment in a closely held airline related business in the nine months ended June 30, 2009 and in the nine months ended June 30, 2008. In the quarter ended March 31, 2009, we wrote-down our investment in Kunpeng, which resulted in a charge of approximately $4.4 million and partially offset the gain. In the quarter ended March 31, 2008, the profit was completely offset by the recognition of our share of losses on our investment in Kunpeng.

Other Income (Expense)

In the nine months ended June 30, 2009, other income (expense) decreased $11.9 million to an expense of $1.4 million from income of $10.5 million for the nine months ended June 30, 2008. The decrease is primarily due to an $8.9 million decrease in realized gains on sales of investment securities, a $2.1 million decrease for gain on sale of assets and a $0.9 million increase in other expenses.

Income Taxes

For the nine months ended June 30, 2009, our effective tax rate on continuing operations increased to 144.4% from 40.4% for the nine months ended June 30, 2008. The increase in our effective tax rate is primarily due to the issuance of a significant number of shares in the second quarter, which triggered a Section 382 limitation in relation to the Company's net operating loss carryforwards.  Section 382 of the Internal Revenue Code limits the amount of pre-change net operating loss carryforwards that can be utilized after an ownership change.  Accordingly, the Company recorded a charge of approximately $55.0 million in the quarter ended March 31, 2009 relating to the write-off of certain net operating loss carryforwards.

RESULTS OF DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2007, we committed to a plan to sell Air Midwest or certain of Air Midwest's assets. In connection with this decision, the Company began soliciting bids for the sale of the twenty Beechcraft 1900D aircraft in operation and began to take the necessary steps to exit the EAS markets that we serve. As of June 30, 2008, the Company has exited all remaining markets, including EAS. For all periods presented, we reclassified operating results of the Air Midwest turboprop operation to loss from discontinued operations. All assets and liabilities associated with discontinued operations were reclassified to the balance sheet captions "Assets of discontinued operations" and "Liabilities of discontinued operations," respectively.

Net loss from discontinued operations for the three and nine months ended June 30, 2009 was $4.4 million and $4.0 million, respectively, compared to a net loss from discontinued operations of $5.6 million and $15.1 million for the three and nine months ended June 30, 2008, respectively. The decrease in net loss from discontinued operations for the comparative year over year periods is primarily attributable to Air Midwest's operations ceasing as of June 30, 2008.

Only interest expense directly associated with the debt outstanding in connection with the owned aircraft is included in discontinued operations. No general overhead or interest expense not directly related to the Air Midwest turboprop operation has been included within discontinued operations.

In the quarter ended June 30, 2009, the Company completed a market determination due to further deterioration of market conditions. This market determination led to a write-down of the Beechcraft 1900D assets to fair market value. This resulted in an impairment of $6.8 million on these assets at June 30, 2009. We are continuing to market these airplanes at what we believe is the fair market value of the aircraft. These aircraft were also impaired by $9.1 million in the quarter ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

At June 30, 2009, the Company had cash, cash equivalents, and marketable securities (including current and noncurrent restricted cash) of $35.0 million (including $14.1 million of restricted cash), compared to $64.9 million (including $13.9 million of restricted cash) at September 30, 2008. Comparable amounts for the quarters ended March 31, 2009, June 30, 2008 and March 31, 2008 were $57.1 million, $60.1 million and $158.1 million, respectively. Timing of certain payments and fluctuations in working capital reduced the quarter-end cash balance in the third quarter period. Our cash and cash equivalents and marketable securities are intended to be used for working capital and capital expenditures.

Sources of cash included $13.0 million provided from operations for the nine months ended June 30, 2009, driven primarily by maintenance cost optimization and aircraft not in revenue service. Uses of cash included principal payments on short-term and long term debt of $37.7 million and capital expenditures of $17.5 million which was offset by the proceeds from the sale and financing of aircraft spare parts of $3.0 million and the proceeds from receipt of deferred credits of $8.3 million from the manufacturer.

As of June 30, 2009, we had net receivables of approximately $12.9 million, compared to net receivables of approximately $32.4 million as of September 30, 2008. There was a concerted effort on collections in the third quarter of 2009. Receivables decreased $3.8 million from $16.7 million as of March 31, 2009. The amounts due consist primarily of receivables from our code-share partners, federal excise tax refunds on fuel, manufacturers credits and passenger ticket receivables due through the Airline Clearing House. Accounts receivable from our code-share partners was 38.8% of total gross accounts receivable at June 30, 2009.

Material Events Affecting Our Liquidity

While we currently expects to continue our go! operations and continue to serve our three code-share partners, our ability to fund our operations over the next 12 months is dependent on the outcome of a number of issues facing our business, including: (i) our inability to secure more flexible credit terms from certain of our other key vendors and lessors; (ii) reduced cash payments from our code-share partners related to disputed items under our agreements (iii) our inability to restructure certain of our aircraft lease obligations and key vendor obligations, (iv) the termination of the 26 CRJ-200 aircraft and the ten Dash-8 aircraft under the United code-share agreement, and (v) the results of ongoing litigation with Delta. There can be no assurance that we will be successful in effecting amended lease terms for our existing aircraft lease obligations and obtaining flexible credit terms from existing vendors and suppliers. Unfavorable events arising with respect to negotiations with key lessors and vendors and the Delta litigation could give rise to covenant and payment defaults under the terms of our material operating leases and indebtedness. In the absence of obtaining additional capital through asset sales, consensual restructuring of debt and lease terms and/or similar measures we may be unable to remedy such defaults and may experience additional defaults in the future. Our operating leases are subject to termination in the event of default, and our indebtedness may be accelerated in the event of continuing default. Certain lenders could foreclose on our assets securing their indebtedness. Accordingly, our financial condition could require that we seek additional protection under applicable reorganization laws in order to avoid or delay actions by its creditors and lessors.

We currently have excess aircraft that are not operating under our code-share agreements and at go!. As of June 30, 2009, we have 39 excess aircraft consisting of seven CRJ-200s (five previously operated at Kunpeng Airlines and two previously operated at US Airways), 12 ERJ-145s (previously operated under the Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to operate and sublease our excess regional jet aircraft and sell our B1900D aircraft. Our excess aircraft will continue to have a material adverse impact on our financial condition and results of operations. The majority of our surplus aircraft will require significant maintenance work on engines and airframes to place them back in new service or to sublease.

In addition, we currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United pursuant to a code-share agreement. Under the terms of such agreement, 26 CRJ-200s terminate in April 2010 (United has certain renewal rights to extend for five years by giving 180 days notice) and 10 Dash-8s terminate in July 2013 but can be terminated early by United in April 2010 upon six months prior notice. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 18% of the Company's revenues. Although we have early return rights for 8 CRJ-200 aircraft currently flying for United, there are significant lease return costs associated with these aircraft. In addition, we have substantial aircraft lease obligations beyond April 2010 on the remaining United CRJ-200 fleet. If the CRJ-200 flying and Dash-8 flying is not extended, no assurance can be given that we will be able to place these aircraft in revenue-generating service in a timely manner, or at all, or sublease these aircraft at or near the lease reimbursement rates in the United code-share agreement. If this occurs, the inability to timely redeploy such aircraft and/or sublease such aircraft at favorable lease reimbursement rates would have a material adverse impact on our financial condition and results of operations. In the absence of obtaining additional capital to fund our operations through equity or debt financings, asset sales, consensual restructuring of the aircraft leases, extend United CRJ-200 and Dash-8 flying or placing the aircraft with another carrier pursuant to a revenue guarantee contract, our cash flows from operations and available working capital will be insufficient to meet our future capital requirements. No assurance can be given that any future equity, debt or other financings will be successful or otherwise available on acceptable terms, or at all, or that we will be successful in reaching a consensual restructuring of our aircraft leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of the types described in the categories set forth in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008.

Contractual Obligations

There were no significant changes to the cash obligations as set forth in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2008 except as set forth below.

In February 2009, we completed the restructuring of certain of our outstanding Senior Convertible Notes due 2023 ("2023 Notes") and Senior Convertible Notes due 2024 ("2024 Notes"). (For a complete discussion of the chronology and details of these transactions, see footnote 8 to our financial statements herein.) Prior to completing these transactions, the holders of these Notes had to right to put them to the Company in consideration for cash and/or shares of common stock. As a result of these restructuring transactions, we retired $30.4 million face amount of the $52.1 million face amount of outstanding 2023 Notes and $103.0 million face amount of the $120.4 million face amount of outstanding 2024 notes, in exchange for $6.7 million in cash, the issuance of 117.1 million shares of common stock and the issuance of $17.2 million aggregate principal amount of our new 8% senior unsecured notes due 2012 ("2012 Notes").

Under the terms of the indentures governing the 2023 notes and 2024 Notes, the holders of the remaining outstanding $21.7 million aggregate principal amount as maturity of 2023 Notes and $17.4 million in aggregate principal amount at maturity, the 2024 Notes have the right to put such Notes to the Company no earlier than July 16, 2013 and February 10, 2014, respectively.  When the 2023 Notes and 2024 Notes become putable in June 2013 and February 2014, respectively, we have the option to pay the purchase price in cash or shares of our common stock or in a combination of cash and shares of our common stock, subject to complying with certain notice requirements in the applicable indentures.

In April 2009, we completed transactions, pursuant to an agreement with Shenzhen relating to our Kunpeng Airlines joint venture. Under the agreement, the Company divested our interest in Kunpeng Airlines. Also pursuant to the agreement, outstanding aircraft lease payments owed by Kunpeng Airlines to us were settled for $4.4 million and our lease of five CRJ-200 aircraft to Kunpeng Airlines terminated. In total, we received $4.5 million, which included $100,000 for our interests in Kunpeng Airlines. Of the total consideration, $0.9 million was offset by the Company's return of security deposits associated with the aircraft. As a result, the Company recorded a loss on equity method investment in the second quarter of 2009 of $4.4 million. The five aircraft were returned to the Company during the third quarter of 2009.

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

AIRCRAFT

The following table lists the aircraft owned and leased by the Company for scheduled operations as of June 30, 2009:

	CRJ-200 (A)	ERJ-145 (B)	CRJ-900	CRJ-700	B-1900 (C)	Dash-8	Total
USAirways	10	-	38	-	-	6	54
United	26	-	-	20	-	10	56
Delta	-	22	-	-	-	-	22
go!	5	-	-	-	-	-	5
Sublease	-	2	-	-	-	-	2
Aircraft above contract	7	12	-	-	20	-	39
Totals owned/leased	48	36	38	20	20	16	178

Passenger Capacity	50	50	86	66	19	37

(A)	Five aircraft sub-leased to Kunpeng Airlines and were returned in April 2009. Included in the CRJ-200 Regional Jet numbers are two non-revenue generating operational spares.
(B)	Two aircraft sub-leased to Trans States Airlines. Included in the ERJ-145 Jets are three operational spares.
(C)	These aircraft are associated with Air Midwest and are included within the assets of discontinued operations.

Item 3. Qualitative and Quantitative Disclosure about Market Risk.

There were no material changes in the Company's market risk from September 30, 2008 to June 30, 2009.

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

There were no changes in our disclosure controls and procedures or internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On October 20, 2008, Mesa filed a complaint against Mokulele alleging claims for breach of contract related to certain amounts owed to the Company by Mokulele under the code-share agreement dated February 7, 2007. Mesa's complaint was filed in the United States District Court for the District of Arizona. On November 4, 2008, Mokulele filed a complaint in the United States District Court for the District of Hawaii alleging various claims under the code-share agreement and claims under state and federal law. On November 7, 2008, Mesa amended its complaint filed in the District Court of Arizona to add various claims under the code-share agreement and claims under state and federal law. This litigation is in the initial stages and the Company strongly denies having violated any statutory or common law duties owed to Mokulele. In addition, Mokulele has challenged venue in Arizona. On June 19, 2009, the judge in the Arizona action granted Mokulele's motion to transfer venue to the District Court in Hawaii.

The Company is currently involved in three separate legal actions against Delta as described more fully below:

ERJ Litigation (US District Court, Atlanta, GA): In March 2008, Delta notified the Company of its intent to terminate the Company's ERJ Agreement, alleging failure to meet specified operational performance levels. The Company initiated legal proceedings against Delta and following a hearing the court issued a preliminary injunction in the Company's favor against Delta. In its Order, the court prohibited Delta from terminating the ERJ Agreement based upon the Company's flight completion factor prior to April 2008. Delta appealed the court's issuance of the preliminary injunction and in July 2009 the 11th Circuit Court of Appeals affirmed the lower court's decision. In reaching its decision, the Court of Appeals found that there was a substantial likelihood that Mesa's claims would prevail at trial. The case will now proceed to trial at a date yet to be determined.

CRJ Litigation (US District Court, Atlanta, GA): In August 2008, Delta notified the Company of the termination of the CRJ-900 Agreement citing an alleged failure to meet certain contractual benchmarks. In March 2009, the Company filed a complaint against Delta and Delta responded with counterclaims against Mesa. The case is currently in discovery and has not yet been set for trial.

Engine Litigation (US District Court, Phoenix, AZ): In August 2008, Mesa filed a complaint against Delta seeking the return of seven aircraft engines that Delta improperly retained possession of following the termination of the MOU executed between Mesa and Delta. In November 2008, the court ruled that Delta forfeited its lien claims. Following the court's decision, Delta appealed the dismissal of the lien claims to the Ninth Circuit Court of Appeals. While Delta's appeal on the lien issue is pending, the parties have been engaged in discovery related to their competing damage claims. No trial date has yet been set by the court.

We are also involved in various legal proceedings and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or to the extent to which any factor or combination of factors may impact our business. There has not been any material changes during the quarter ended June 30, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended September 30, 2008, other than as set forth below.

We are dependent on our agreements with our code-share partners.

We depend on relationships created by our code-share agreements. We derive a significant portion of our consolidated passenger revenues from our revenue-guarantee code-share agreements with US Airways, United Airlines and Delta Air Lines. For the period ended June 30, 2009, the US Airways Code-Share Agreement accounted for 48.2% of our consolidated passenger revenues, the United Code-Share Agreement accounted for 32.5% of our consolidated passenger revenues, and the Delta Code-Share Agreement accounted for 15.5% of our consolidated passenger revenue. Our code-share partners have certain rights to cancel the applicable code-share agreement upon the occurrence of certain events or the giving of appropriate notice, subject to certain conditions. No assurance can be given that one or more of our code-share partners will not serve notice at a later date of their intention to cancel our code-share agreement. If any one of them is terminated, our operating revenues and net income could be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so.

The US Airways Code-Share Agreement allows US Airways, subject to certain restrictions, to reduce the combined CRJ fleets utilized under the code-share agreement by one aircraft in any six-month period. The Company has received notice of US Airways' intent to reduce one CRJ-200 in January 2010. We anticipate that US Airways will continue to further reduce the number of covered aircraft in accordance with the agreement. In addition, US Airways may eliminate the Dash-8 aircraft from our contract upon 180 days prior written notice.

As discussed in this filing, the Company is currently involved in litigation with Delta regarding the code-share agreement covering the ERJ-145 and the terminated CRJ-900 code-share agreement. As of June 30, 2009, we operated 22 ERJ-145 aircraft for Delta pursuant to a code-share agreement. The remaining 22 ERJ-145 aircraft can be terminated, without cause, upon twelve months prior written notice, in November 2012.

If our United CRJ-200 and Dash-8 flying terminates in April 2010, we may not be able to meet our future capital requirements.

We currently operate 26 CRJ-200s, 20 CRJ-700s and 10 Dash-8 aircraft for United pursuant to a code-share agreement. Under our agreement with United, we may swap 10 CRJ-200s for 10 70-seat aircraft. To exercise this right, we must advise United of the delivery dates for the swap of 10 70-seat aircraft by October 31, 2009. Delivery of the 70-seat aircraft can occur no earlier than 180 days from delivery notice. Also, under our United agreement, 26 CRJ-200s terminate in April 2010 (United has certain renewal rights to extend for five years by giving 180 days notice) and 10 Dash-8s terminate in July 2013 but can be terminated early by United in April 2010 upon six months prior notice. The 26 CRJ-200 and 10 Dash-8 aircraft represent approximately 18% of the Company's revenues or $175.4 million per year. Although we have early return rights for 8 CRJ-200 aircraft flying for United and short-term leases for four Dash-8 aircraft, there are significant lease return costs. In addition, we have substantial aircraft lease obligations beyond April 2010 on the remaining 18 CRJ-200s and six Dash-8 aircraft. If the CRJ-200 flying and Dash-8 flying is not extended, we would be unlikely to place these aircraft in revenue-generating service in a timely manner or sublease these aircraft at the lease reimbursement rates in the United code-share agreement. In the absence of obtaining additional capital to fund our operations through equity or debt financings, asset sales, consensual restructuring of the aircraft lease terms and/or similar measures, continuing our agreement with United, or placing the aircraft with another carrier, we will be unable to meet our future capital obligations and may need to seek protection under applicable United States reorganization laws in order to avoid or delay actions by our lessors, creditors and code-share partners.

We may be unable to lease additional 70-seat aircraft for our United contract, which may negatively impact our business and operations.

We have the right to swap up to 10 CRJ-200s for 10 70-seat aircraft under our United contract. We must advise United of the delivery dates of the aircraft by October 31, 2009. Delivery of aircraft under the contract cannot be earlier than 180 days from our notice date. Although we previously ordered the CRJ-700 aircraft from Bombardier, we were unable to obtain suitable financing for the aircraft and have delayed the delivery dates for such aircraft until 2013. We are currently searching for 70-seat aircraft to sublease from other operators. If we are unable to acquire 70-seat aircraft, we would lose our ability to expand with 70-seat aircraft while removing CRJ-200s at United. Our inability to locate suitable 70-seat aircraft may also have a material adverse effect on our business, financial condition and results of operations.

Our excess aircraft will negatively impact our financial condition and results of operations.

We currently have excess aircraft that are not operating under our code-share agreements and at go!. As of June 30, 2009, we have 39 excess aircraft consisting of seven CRJ-200s (five previously operated at Kunpeng Airlines and two previously operated at US Airways), 12 ERJ-145s (previously operated under our Delta agreement) and 20 B1900Ds (previously operated at Air Midwest). We continue to pursue opportunities to operate and sublease our excess regional jet aircraft and sell our B1900D aircraft. In addition, we have commenced discussions with various lessors and manufacturers on the early return of aircraft that are subject to long term leases and/or notes. We anticipate that our excess aircraft have and will continue to have a material adverse impact on our financial condition and results of operations. There can be no assurances that we will be able to sublease and/or sell the excess aircraft in the near future or that our discussions with the lessors and/or manufacturers will be successful. In addition, the majority of our surplus aircraft will require significant maintenance work on engines and airframes to place them back in new service or to sublease to third parties.

If we are unable to restructure or otherwise mitigate our remaining obligations on the Company's fleet of Beech 1900 Aircraft, it may negatively impact our financial situation.

Pursuant to the promissory notes between the Company and Raytheon Aircraft Credit Corporation ("RACC") a balloon payment is due at the end of the financing term for each of the 20 Beech 1900D aircraft in our fleet. Although no balloon payments are due this fiscal year, nine aircraft representing $12.6 million of debt come due in fiscal 2010. Nine of the remaining aircraft come due in fiscal 2011 and the final two in fiscal 2012.  We are continuing our efforts to sell our Beech 1900D aircraft and discuss the note obligations with RACC. If we are unable to sell the 1900Ds or otherwise reach a satisfactory alternative agreement with RACC, our liquidity and financial condition may be materially adversely affected.

Our Current Stock Price Creates a NASDAQ Delisting Possibility

Our common stock is currently traded on the NASDAQ Global Select Market and may be delisted, which could adversely affect our business and relations with employees, customers, and others. Previously, we have received notice from the NASDAQ Stock Market that our stock price (technically, the closing bid price) has failed to maintain the minimum $1.00 per share requirement for the 30 consecutive business days preceding such notice. Previously, we have been given until October 2, 2009 to achieve compliance with that rule by having the bid price of our stock close at $1.00 or more for at least ten consecutive trading days. If compliance with that rule is not demonstrated by October 2, 2009, we could appeal NASDAQ's determination to delist our securities to a NASDAQ panel. There can be no assurance that we will be able to achieve compliance with this minimum bid price rule by NASDAQ's required deadline, that we would be granted an additional 180 day compliance period, or that we would be able to achieve compliance with the minimum bid price rule even if granted the additional compliance period.

While there are some actions that may be taken to attempt to increase the price of our stock, one of the possibilities is a reverse stock split. There are other continued listing requirements for listing on the NASDAQ Global Select Market. There can be no assurance that we will continue to meet these listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) None

(B) None

(C) The Company's Board of Directors authorized the Company to purchase up to 29.4 million shares of the Company's outstanding common stock. As of June 30, 2009, the Company has acquired and retired approximately 17.9 million shares of its outstanding common stock at an aggregate cost of approximately $113.9 million, leaving approximately 11.5 million shares available for purchase under existing Board authorizations. Purchases are made at management's discretion based on market conditions and the Company's financial resources.

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2009.

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

Dated: August 10, 2009

EXHIBIT INDEX

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