Form 10-Q
period 2018-06-30
MESA AIR GROUP INC
filed 2018-09-05
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number 001-38626

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 North 44th Street, Suite 700 Phoenix, Arizona 85008	85008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 685-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2018, the registrant had 23,123,240 shares of common stock, no par value per share, issued and outstanding.

Where You Can Find More Information

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (http://investor.mesa-air.com/), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products, and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the supply and retention of qualified airline pilots;

•	the volatility of pilot attrition;

•	dependence on, and changes to, or non-renewal of, our capacity purchase agreements;

•	increases in our labor costs;

•

reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular capacity purchase agreement by (ii) the maximum number of block hours that could be flown during such month under the particular capacity purchase agreement) under our capacity purchase agreements;

•	direct operation of regional jets by our major airline partners;

•	the financial strength of our major airline partners;

•	limitations on our ability to expand regional flying within the flight systems of our major airline partners’ and those of other major airlines;

•	our significant amount of debt and other contractual obligations;

•	our compliance with ongoing financial covenants under our credit facilities; and

•	our ability to keep costs low and execute our growth strategies.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	June 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,731	$56,788
Restricted cash	3,823	3,559
Receivables, net ($1,098 and $1,329 from related party)	21,596	8,853
Expendable parts and supplies, net	15,716	15,114
Prepaid expenses and other current assets	39,502	61,525

Total current assets	122,368	145,839
Property and equipment, net	1,239,548	1,192,448
Intangibles, net	11,437	11,724
Lease and equipment deposits	4,618	1,945
Other assets	11,611	5,693

Total assets	$1,389,582	$1,357,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$149,936	$140,466
Accounts payable ($845 and $2,644 to related party)	44,654	44,738
Accrued compensation	23,638	9,080
Other accrued expenses	28,649	23,929

Total current liabilities	246,877	218,213
Long-term debt, excluding current portion	828,487	803,874
Deferred credits ($6,294 and $7,370 to related party)	14,657	17,189
Deferred income taxes	33,632	56,436
Other noncurrent liabilities	33,306	39,713

Total noncurrent liabilities	910,082	917,212

Total liabilities	1,156,959	1,135,425

Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 12,572,630 (2018) and 11,294,083 (2017) shares issued and outstanding, and 10,871,730 (2018) and 12,230,625 (2017) warrants issued and outstanding	112,732	114,456
Retained earnings	119,891	107,768

Total stockholders’ equity	232,623	222,224

Total liabilities and stockholders’ equity	$1,389,582	$1,357,649

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Contract revenue (2018—$90,834 and $266,037 and 2017—$92,380 and $275,367 from related party)	$159,916	$157,410	$470,820	$467,121
Pass-through and other (2018—$1,634 and $4,989 and 2017—$892 and $3,748 from related party)	11,823	9,542	33,243	19,161

Total operating revenues	171,739	166,952	504,063	486,282

Operating expenses:
Flight operations	51,795	37,953	155,602	110,302
Fuel	151	214	349	614
Maintenance	48,290	46,817	154,046	164,239
Aircraft rent	17,975	18,274	54,557	54,334
Aircraft and traffic servicing	848	1,178	2,592	2,758
General and administrative	22,066	10,534	43,333	31,210
Depreciation and amortization	16,013	15,620	47,611	45,220
Lease termination	15,109	—	15,109	—

Total operating expenses	172,247	130,590	473,199	408,677

Operating (loss) income	(508)	36,362	30,864	77,605

Other (expenses) income, net:
Interest expense	(14,118)	(11,819)	(41,592)	(33,659)
Interest income	11	8	30	23
Other expense	(15)	(53)	(117)	(447)

Total other (expense), net	(14,122)	(11,864)	(41,679)	(34,083)

(Loss) income before taxes	(14,630)	24,498	(10,815)	43,522
Income tax (benefit) expense	(3,495)	9,065	(24,676)	16,175

Net (loss) income	$(11,135)	$15,433	$13,861	$27,347

Net (loss) income per share attributable to common shareholders
Basic	$(0.89)	$1.40	$1.18	$2.52

Diluted	$(0.89)	$0.66	$0.58	$1.18

Weighted-average common shares outstanding
Basic	12,462	10,993	11,782	10,852

Diluted	12,462	23,223	24,052	23,241

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$13,861	$27,347
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47,611	45,220
Stock compensation expense	1,209	885
Deferred income taxes	(22,139)	16,190
Amortization of unfavorable lease liabilities and deferred credits	(8,295)	(7,928)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	3,577	1,328
Loss on disposal of assets	276	488
Provision for obsolete expendable parts and supplies	74	349
Loss on contract termination	15,109	—
Provision for doubtful accounts	—	(86)
Changes in assets and liabilities:
Receivables	(12,743)	(6,529)
Expendable parts and supplies	(677)	(2,265)
Prepaid expenses and other current assets	4,727	(14,773)
Accounts payable	8,361	(24,584)
Accrued liabilities	12,212	3,098

Net cash provided by operating activities	63,163	38,740

Cash Flows From Investing Activities:
Capital expenditures	(98,509)	(64,819)
Proceeds from sale of rotable spare parts	—	18
Deposit of restricted cash	(264)	(69)
Net payments of lease and equipment deposits	(2,673)	(2,789)

Net cash used in investing activities	(101,446)	(67,659)

Cash Flows From Financing Activities:
Proceeds from long-term debt	187,703	133,460
Principal payments on long-term debt and capital leases	(158,170)	(116,139)
Debt financing costs	(5,767)	(2,365)
Repurchase of stock	(540)	(803)

Net cash provided by financing activities	23,226	14,153

Net change in cash and cash equivalents	(15,057)	(14,766)
Cash and cash equivalents at beginning of period	56,788	37,686

Cash and cash equivalents at end of period	$41,731	$22,920

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principal subsidiary operates as a regional air carrier, providing scheduled passenger service. As of June 30, 2018, the Company served 115 cities in 38 states, the District of Columbia, Canada, Mexico, and the Bahamas and operated a fleet of 145 aircraft with approximately 600 daily departures.

The Company’s airline operations are conducted by its regional airline subsidiary, Mesa Airlines, Inc. (“Mesa Airlines”), providing services to major air carriers under capacity purchase agreements. Mesa Airlines operates as American Eagle under a capacity purchase agreement with American Airlines, Inc. (“American”) and as United Express under a capacity purchase agreement with United Airlines, Inc. (“United”). All of the Company’s condensed consolidated contract revenues for three months ended June 30, 2018 and 2017 and nine months ended June 30, 2018 and 2017 were derived from operations associated with these two capacity purchase agreements.

The financial arrangements between the Company and its major airline partners involve a revenue-guarantee arrangement whereby the major airline pays a monthly guaranteed amount for each aircraft under contract, a fixed fee for each block hour and flight flown and reimbursement of certain direct operating expenses in exchange for providing regional flying. The major airline partners also pay certain expenses directly to suppliers, such as fuel, ground operations and certain landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, thereby reducing the Company’s exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

On August 14, 2018, the Company completed an initial public offering (“IPO”) of its common stock, in which it issued and sold 9,630,000 shares of common stock at a public offering price of $12.00 per share, resulting in gross proceeds to the Company of approximately $115.6 million. Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 777,833 shares of common stock at the same price, which has not been exercised as of September 4, 2018, the issuance date of the interim financial statements. As part of the IPO, stock appreciation rights (“SARs”) previously issued under the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan (the “SAR Plan”), which settled only in cash, were cancelled and exchanged for an aggregate of 1,266,034 shares of restricted common stock under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) (see note 12), of which 966,022 were fully vested upon issuance and are included in the number of shares of common stock outstanding after the IPO. Of the 966,022 fully vested shares, 314,198 shares were retained by the Company to satisfy tax withholding obligations, resulting in a net issuance of 651,824 shares.

American Capacity Purchase Agreement

As of June 30, 2018, the Company operated 64 CRJ-900 aircraft for American under a capacity purchase agreement. Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company’s operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company’s right to cure under certain conditions. American has a 10.7% ownership interest in the Company, calculated on a fully-diluted basis. The related party amounts presented on the condensed consolidated balance sheets and statements of operations pertain to American.

United Capacity Purchase Agreement

As of June 30, 2018, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under a capacity purchase agreement. Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Subject to early termination rights, the capacity purchase agreement for 30 of the E-175 aircraft (owned by United) expires between June 2019 and August 2020, subject to United’s right to extend for four additional two-year terms (maximum of eight years). Subject to early termination rights, the capacity purchase agreement for 18 of the E-175 aircraft (owned by Mesa) expires between January 2028 and November 2028. During fiscal 2017, the Company and United expanded the capacity purchase agreement to include an additional 12 E-175 aircraft (purchased by United) with the aircraft entering service through January 2018 for five-year terms, subject to United’s right to extend for four additional two-year terms (maximum of eight years). In exchange for performing the flight services under such agreement, the Company receives from United a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. Additionally, certain costs incurred by the Company in performing the flight services are “pass-through” costs, whereby United agrees to reimburse the Company for the actual amounts incurred for the following items: property tax per aircraft, landing fees, and additionally for the E-175 aircraft owned by United, heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives a profit margin based upon certain reimbursable costs under the agreement, as well as its operational performance in addition to a fixed profit margin. The capacity purchase agreement is also subject to early termination for cause under specified circumstances and subject to the Company’s right to cure under certain circumstances.

In February 2018, the Company mutually agreed with United to temporarily remove two aircraft from service under its United capacity purchase agreement until the Company was able to fully staff flight operations. During the temporary removal, the Company agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million as of June 30, 2018. In June 2018, the Company mutually agreed with United to place two E-175 aircraft back into service under the United capacity purchase agreement that were temporarily removed.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been derived from, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2017 included in the Company’s Registration Statement on Form S-1, File No. 333-226173 on file with the U.S. Securities and Exchange Commission (the “SEC”). There have not been any significant changes to the Company’s significant accounting policies during the nine months ended June 30, 2018, except for the valuation of stock compensation at fair value. Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Rental Income

The amount deemed to be rental income for the three months ended June 30, 2018 and 2017 was $53.5 million and $54.5 million, respectively, and for the nine months ended June 30, 2018 and 2017 was $162.0 million and $163.0 million, respectively. Rental income has been included in contract revenue on the Company’s condensed consolidated statements of operations. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations since the use of the aircraft is not a separate activity of the total service provided.

Maintenance Expense

The Company operates under a Federal Aviation Administration (“FAA”) approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein the expense is recognized when the maintenance work is completed, or over the period of repair, if materially different. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. The Company estimates the cost of maintenance lease return obligations and accrues such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

Engine overhaul expense totaled $13.1 million and $8.4 million for the three months ended June 30, 2018 and 2017, respectively, of which $4.6 million and $0 was pass-through expense and $46.2 million and $53.5 million for the nine months ended June 30, 2018 and 2017, respectively, of which $9.8 million and $0 was pass-through expense. Airframe check expense totaled $6.3 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively, of which $1.6 million and $2.2 million was pass-through expense and $19.8 million and $16.9 million for the nine months ended June 30, 2018 and 2017, respectively, of which $7.3 million and $2.6 million was pass-through expense.

Pursuant to the United capacity purchase agreement, United reimburses the Company for heavy maintenance on certain E-175 aircraft. Those reimbursements are included in pass-through and other revenue. See Note 1: “Organization and Operations” for further information.

Change in Accounting Policy

Stock Appreciation Rights (“SARs”) and Phantom Stock historically were accounted for as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the third quarter of 2018, the Company was required to change its methodology for valuing the SARs and Phantom Stock. While the SARs and Phantom Stock will continue to be re-measured at each quarterly reporting date, the SARs and Phantom Stock are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SARs and Phantom Stock liability by $2.4 million which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An equal and offsetting change to retained earnings in the condensed consolidated balance sheet was recorded with the revaluation. Any future changes in fair value will be recorded as compensation expense in the condensed consolidated statement of operations.

3.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our reporting periods beginning October 1, 2018. The Company has preliminarily elected to use the modified retrospective method to adopt the new guidance. The Company currently does not anticipate the adoption of ASU No. 2014 09 will have a material impact on its financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting, which simplifies several areas of accounting for share-based compensation arrangements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in the reporting period in which such awards vest. ASU 2016-09 also required a modified retrospective adoption for previously unrecognized excess tax benefits. The guidance in ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018 on a modified retrospective basis, recognizing all excess tax benefits previously unrecognized, as a cumulative-effect adjustment increasing deferred tax assets by $0.4 million, increasing income tax expense by $0.3 million, and increasing retained earnings by $0.7 million. Adoption of ASU 2016-09 did not have any other material effect on the Company’s results of operations, financial position or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated statements of cash flows. Further, in November 2016, the FASB issued ASU No. 2016-18 that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has restricted cash of $3.8 million as of June 30, 2018 and intends to adopt the new guidance in fiscal 2019.

4.	Concentrations

At June 30, 2018, the Company had capacity purchase agreements with American and United. All of the Company’s condensed consolidated revenue for the nine months ended June 30, 2018 and 2017 and accounts receivable at the end of each of these periods was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company’s interpretation of the applicable capacity purchase agreement and are subject to audit by the Company’s major airline partners. Periodically, the Company’s major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.7 million and $0.7 million at June 30, 2018 and September 30, 2017, respectively. If the Company’s ability to collect these receivables and the financial viability of our partners is materially different than estimated, the Company’s estimate of the allowance could be materially impacted.

American accounted for approximately 54% and 55% of the Company’s total revenue for the three months ended June 30, 2018 and 2017, respectively, and 57% for the nine months ended June 30, 2018 and 2017, respectively. United accounted for approximately 46% and 45% of the Company’s revenue for the three months ended June 30, 2018 and 2017, respectively, and 43% for the nine months ended June 30, 2018 and 2017, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at June 30, 2018 and September 30, 2017, were as follows (in thousands):

	June 30,	September 30,
	2018	2017
Customer relationship	$43,800	$43,800
Accumulated amortization	(32,363)	(32,076)

	$11,437	$11,724

Total amortization expense recognized was approximately $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million for the nine months ended June 30, 2018 and 2017, respectively. The Company expects to record amortization expense of $0.1 million for the remainder of 2018, and $1.8 million, $1.5 million, $1.2 million, $1.0 million for fiscal years 2019, 2020, 2021, 2022, respectively.

6.	Balance Sheet Information

Certain significant amounts included in the company’s condensed consolidated balance sheet as of June 30, 2018 and September 30, 2017, consisted of the following (in thousands):

	June 30,	September 30,
	2018	2017
Expendable parts and supplies, net
Expendable parts and supplies	$18,687	$17,807
Less obsolescence and warranty reserve	(2,971)	(2,693)

	$15,716	$15,114

Prepaid expenses and other current assets
Prepaid aircraft rent	$27,195	$53,645
Unutilized manufacturer credits	3,000	—
Deferred offering and reimbursed costs	3,992	1,863
Other	5,315	6,017

	$39,502	$61,525

Property and equipment—net
Aircraft and other flight equipment substantially pledged	$1,475,572	$1,388,990
Other equipment	3,743	3,383
Leasehold improvements	2,746	2,746
Vehicles	692	744
Building	699	699
Furniture and fixtures	287	251

Total property and equipment	1,483,739	1,396,813
Less accumulated depreciation	(244,191)	(204,365)

	$1,239,548	$1,192,448

Other accrued expenses
Accrued property taxes	$5,671	$6,484
Accrued interest	7,181	4,036
Accrued vacation	5,155	2,663
Accrued wheels, brakes and tires	1,406	2,477
Other	9,236	8,269

	$28,649	$23,929

Depreciation expense totaled approximately $15.9 million and $47.3 million for the three and nine months ended June 30, 2018, respectively, and approximately $15.5 million and $44.9 million for the three and nine months ended June 30, 2017, respectively.

The Company recorded amortization of the unfavorable lease liability for approximately $1.7 million and $5.1 million for the three and nine months ended June 30, 2018 and 2017, respectively, as a reduction to lease expense. During the three months ended June 30, 2018, the Company wrote off $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”), which was accounted for as lease termination expense.

7.	Fair Value Measurements

The carrying values of cash and cash equivalents, unrestricted cash, accounts receivable, and accounts payable included on the accompanying condensed consolidated balance sheets approximated fair value at June 30, 2018 and September 30, 2017.

The Company’s debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2018		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities(1)	$994.1	$993.4	$956.9	$975.0

(1)	Current and prior period long-term debts’ carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt and Other Borrowings

Long-term debt as of June 30, 2018 and September 30, 2017, consisted of the following (in thousands):

	June 30,	September 30,
	2018	2017
Notes payable to financial institution, collateralized by the underlying aircraft, due 2019(1)(2)	$7,049	$58,254
Notes payable to financial institution, collateralized by the underlying aircraft, due 2022(3)(4)	72,839	113,611
Notes payable to financial institution, collateralized by the underlying aircraft, due 2024(5)	74,822	82,776
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2027(6)	125,460	137,028
Notes payable to secured parties, collateralized by the underlying aircraft, due 2028(7)	217,930	226,399
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2028(8)	170,777	181,115
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(17)	97,069	—
Notes payable to financial institution, collateralized by the underlying equipment, due 2022(9)	89,807	93,031
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(10)	67,282	—
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(11)	3,732	4,976
Notes payable to financial institution due 2020(12)	4,867	6,390
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(13)	17,749	9,158
Notes payable to financial institution due 2019(14)	9,055	18,530
Working capital draw loan, collateralized by certain flight equipment and spare parts(15)	25,650	25,650
Other obligations due to financial institution, collateralized by the underlying equipment, due 2023(16)	10,014	—

Total long-term debt	994,102	956,918
Less current portion	(149,936)	(140,466)
Less unamortized debt issuance costs	(15,679)	(12,578)

Long-term debt—excluding current portion	$828,487	$803,874

(1)

In fiscal 2005, the Company financed five CRJ-900 aircraft with $118 million in debt. The debt bears interest at the monthly London InterBank Offered Rate (“LIBOR”), plus 3% (5.092% at June 30, 2018) and requires monthly principal and interest payments.

(2)

In fiscal 2004, the Company financed five CRJ-700 and nine CRJ 900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% (5.092% at June 30, 2018) and requires monthly principal and interest payments.

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.342% at June 30, 2018) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (4.042% to 9.342% at June 30, 2018) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments.
(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (4.802% at June 30, 2018) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2016, the Company financed 10 E-175 aircraft with $246 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.537% to 4.657% at June 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2017, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% (9.342% at June 30, 2018) and requires monthly principal and interest payments.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the monthly LIBOR plus 3.50% (5.592% at June 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the monthly LIBOR plus 4.50% (6.592% at June 30, 2018) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.07% (5.162% at June 30, 2018) and requires quarterly principal and interest payments.

(13)

In fiscal 2016 and 2017, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.267% to 5.297% at June 30, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of June 30, 2018, the Company was in compliance with this covenant.

(14)

In fiscal 2017, the Company financed certain flight equipment maintenance costs with $25 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% (5.637% at June 30, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of June 30, 2018, the Company was in compliance with this covenant.

(15)

In fiscal 2016, the Company obtained a $35 million working capital draw loan, which terminates in August 2019. Interest is assessed on drawn amounts at one-month LIBOR plus 4.25% (6.342% at June 30, 2018). The line was drawn upon during fiscal 2017. The working capital draw loan is subject to an interest and rental coverage ratio covenant. As of June 30, 2018, the Company was in compliance with this covenant.

(16)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.13% and the leases requires monthly payments.

(17)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously lease, with $69.6 million in debt. The senior notes payable of $67.3 million bear interest at the three-month LIBOR plus 3.50% (5.837% at June 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three month LIBOR plus 7.50% (9.837% at June 30, 2018) and require quarterly principal and interest payments.

Principal maturities of long-term debt as of June 30, 2018, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal Amount
Remainder of 2018	40,260
2019	176,519
2020	152,316
2021	146,218
2022	141,917

The net book value of collateralized aircraft and equipment as of June 30, 2018 was $1,170.4 million.

In December 2015, an Enhanced Equipment Trust Certificate (“EETC”) pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At June 30, 2018 Mesa has $217.9 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

The proceeds of the issuance of the pass-through certificates were used to purchase equipment notes which were issued by Mesa and secured by its aircraft. The payment obligations under the equipment notes are those of Mesa. Proceeds received from the sale of pass-through certificates were initially held by a depositary in escrow for the benefit of the certificate holders until Mesa issued equipment notes to the trust, which purchased such notes with a portion of the escrowed funds.

Mesa evaluated whether the pass-through trust formed for its EETC financing is a Variable Interest Entity (“VIE”) and required to be consolidated. The pass-through trust was determined to be a VIE, however, the Company has determined that it does not have a variable interest in the pass-through trust, and therefore, has not consolidated the pass-through trust with its financial statements.

On June 27, 2018, the Company refinanced $16.0 million of debt on six CRJ-900 aircraft (due in 2019), with $27.5 million of debt, resulting in net cash proceeds to the Company of $10.4 million after transaction related fees. The notes payable require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus 3.50%.

On June 28, 2018, the Company purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million. The Company financed the aircraft purchase with $69.6 million in new debt and proceeds from the June 2018 aircraft refinancing. The notes payable of $69.6 million require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus a spread ranging from 3.50% for the senior promissory notes to 7.50% for the subordinated promissory notes. The Company recorded non-cash lease termination expense of $15.1 million in connection with the lease buyout. Also, as part of the transaction, the Company (i) received $4.5 million of future goods and services credits and $5.6 million of loan forgiveness for loans with a maturity date in 2027 from the aircraft manufacturer, and (ii) mutually agreed with GE Capital Aviation Services LLC to terminate the GE Warrant.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Mesa Air Group	$(11,135)	$15,433	$13,861	$27,347

Basic weighted average common shares outstanding	12,462	10,993	11,782	10,852
Add: Incremental shares for:(1)
Dilutive effect of warrants	—	12,230	11,702	12,389
Dilutive effect of restricted stock	—	—	568	—

Diluted weighted average common shares outstanding	12,462	23,223	24,052	23,241

Net income per common share attributable to Mesa Air Group:
Basic	$(0.89)	$1.40	$1.18	$2.52

Diluted	$(0.89)	$0.66	$0.58	$1.18

(1)	Due to a loss for the three months ended June 30, 2018, zero incremental shares are included because the effect would be antidilutive.

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. Anti-dilutive shares relating to restricted stock and exercise of warrants of 523,343 and 11,056,295, respectively, were excluded from the calculation of diluted loss per share for the three months ended June 30, 2018.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Outstanding warrants to purchase shares of common stock are held by persons who are not U.S. citizens. The warrants are not exercisable due to restrictions imposed by federal law requiring that no more than 24.9% of our stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship. During June 2018, the Company extended the term of outstanding warrants set to expire by five years (through fiscal year 2023). Any warrants that were not extended were forfeited.

On June 28, 2018, the Company agreed with GE Capital Aviation Services LLC (“GE Capital”) to terminate a warrant to purchase 250,000 shares of common stock held by GE Capital. Our shares of common stock are listed on the NASDAQ Global Market under the symbol “MESA” effective August 10, 2018.

11.	Income Taxes

The Company’s effective tax rate (ETR) from continuing operations was 23.9% and 228.2% for the three and nine months ended June 30, 2018 and 37.0% and 37.2% for the three and nine months ended June 30, 2017, respectively. The quarterly and year-to-date ETR was significantly different from our historical ETR as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) enacted by the U.S. government on December 22, 2017, the adoption of ASU 2016-09, state taxes, changes in the valuation allowance against state net operating losses, expired state attributes and the benefit from changes in state apportionment and statutory rates.

The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, and (4) bonus depreciation that will allow for full expensing of qualified property. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending September 30, 2018. The Internal Revenue Code stipulates that the Company’s fiscal year ending September 30, 2018, will have a blended corporate tax rate of 24.53%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $21.4 million in the nine months ending June 30, 2018. As discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. The Company has recorded provisional adjustments where reasonable adjustments are available. Where reasonable adjustments are not available, the Company has not recorded and provisions adjustments and continues to account for them in accordance with ASC 740.

Our accounting for the following elements of the Tax Act is complete:

Reduction of U.S. federal corporate tax rate: The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to our net deferred tax liabilities of $21.4 million, with a corresponding net adjustment to deferred income tax benefit of $21.4 million for the nine months ended June 30, 2018.

The Company was not able to make reasonable estimates or, correspondingly, record provisional adjustments for the following:

Valuation allowances: The Company must determine whether the valuation allowance assessments are affected by various aspects of the Tax Act (e.g. section 163(j), state effect of The Act, net operating loss carryforwards). Any corresponding determinations relating to changes in valuation allowances have, likewise, not been completed or recorded.

As of September 30, 2017, we had aggregate federal and state net operating loss carryforwards of approximately $299.8 million and $172.3 million, which expire in 2027-2036 and 2018-2037, respectively, with approximately $20.1 million of state net operating loss carryforwards expiring in 2018. The net operating loss carryforward increased by an estimated $111.4 million as of June 30, 2018 resulting in a total net operating loss carryforward of $411.2 million.

12.	Share-Based Compensation

Restricted Stock

The restricted stock activity for the nine months ended June 30, 2018 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2017	775,753	$5.22

Granted	—	—
Vested	(199,305)	4.54
Forfeited	—	—

Restricted shares unvested at June 30, 2018	576,448	$5.45

Stock Appreciation Rights

The SARs activity for the nine months ended June 30, 2018 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
SARs unvested at September 30, 2017	1,140,013	$—

Granted	—	—
Vested	(622,238)	—
Forfeited	—	—

SARs unvested at June 30, 2018	517,775	$7.58

Phantom Stock

On October 17, 2017, the Company implemented a share-based payment plan under which employees, officers, directors and other individuals providing services to the Company are eligible to receive grants of restricted phantom stock units (“Phantom Stock Plan”). The restricted phantom stock units (“restricted stock units” or “RSUs”) provide a participant with the right to receive a cash or stock bonus based on the fair market value of a stated number of RSUs that are vested. The shares of Common Stock that may be subject to RSUs granted under the Plan shall not exceed an aggregate of 1,250,000 shares. All of the RSUs are non-vested and forfeitable as of the grant date and vest over a three-year period. Any vested RSU will be settled by the Company upon vesting but no later than March 15 of the calendar year after the date that the RSUs become vested. The Company has elected to use the fair value method to account for its share-based payment awards that are payable in cash, and therefore classified as liability awards, see Note 2: “Summary of Significant Accounting Policies” for effects due to a change in accounting method. Under the fair value method, the compensation expense associated with these awards is measured by estimated fair value of the Company’s common stock on the valuation date and is recognized ratably over the vesting period. Upon the settlement of a RSU, compensation cost is adjusted to the amount of the cash or stock payment. The Company estimates the fair value of its common stock based on recent share transactions. The Company has authorized 1,250,000 shares available under this plan and has granted 536,538 since inception of the plan. Since inception of the plan, 44,623 RSUs have vested or settled.

The phantom stock activity for the nine months ended June 30, 2018 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Phantom stock unvested at September 30, 2017	—	$—

Granted	536,538	6.08
Vested	(44,623)	7.50
Forfeited	—	—

Phantom stock unvested at June 30, 2018	491,915	$13.55

As of June 30, 2018, there was $11.4 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2018 and 2017 was $11.6 million and $0, respectively, and for the nine months ended June 30, 2018 and 2017 was $12.6 million and $1.7 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the condensed consolidated statements of operations.

Following the IPO there will be no further grants under the Stock Appreciation Rights and Phantom Stock plans. Immediately following the IPO, shares of restricted common stock were issued to certain of its employees and directors under its 2018 Plan in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs (see note 15—Subsequent Events).

13.	Commitments

At June 30, 2018, the Company leased 28 aircraft under noncancelable operating leases with remaining terms of up to 5.75 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility noncancelable operating leases have remaining terms of up to nine years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $21.6 million and $21.0 million for the three months ended June 30, 2018 and 2017, respectively, and $62.8 million and $62.3 million for the nine months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments as of June 30, 2018, under noncancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
Remainder of 2018	$18,146	$730	$18,876
2019	63,449	2,007	65,456
2020	45,534	1,580	47,114
2021	44,314	1,367	45,681
2022	29,751	1,339	31,090
Thereafter	24,267	4,013	28,280

Total	$225,461	$11,036	$236,497

The majority of the Company’s leased aircraft are leased through trusts that have a sole purpose to purchase, finance, and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single-owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. Management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

14.	Contingencies

The Company is involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

15.	Subsequent Events

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

On August 14, 2018, the Company completed the IPO and issued and sold 9,630,000 shares of common stock at a public offering price of $12.00 per share, resulting in gross proceeds to the Company of approximately $115.6 million.

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following the IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

On August 14, 2018 the Company paid down the outstanding balance on the CIT Revolving Credit Facility of $25.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and the related notes and other financial information included in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), on August 10, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 115 cities in 38 states, the District of Columbia, Canada, Mexico, and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) (each, our “major airline partner”). We have a significant presence in several of our major airline partners’ key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2018, we operated a fleet of 145 aircraft with approximately 600 daily departures. We operate 64 CRJ-900 aircraft under our capacity purchase agreement with American (our “American Capacity Purchase Agreement”) and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our “United Capacity Purchase Agreement”). For the nine months ended June 30, 2018, approximately 55% of our aircraft in scheduled service were operated for United and approximately 45% were operated for American. All of our operating revenue in our 2017 fiscal year and the nine months ended June 30, 2018 was derived from operations associated with our American and United Capacity Purchase Agreements.

Our long-term capacity purchase agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major airline partners. Our capacity purchase agreements also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major airline partners. Our major airline partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations.

Operating Revenues

Our condensed consolidated operating revenues consist primarily of contract revenue flight services as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our capacity purchase agreements with our major airline partners, along with the additional amounts received based on the number of flights and block hours flown. Contract revenues we receive from our major airline partners are paid and recognized by us on a weekly basis.

Pass-Through and Other. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, landing fees, catering and certain maintenance costs related to our E-175 aircraft that we equally recognize as both a revenue and expense.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements, including aircraft repositioning and maintenance. As of June 30, 2018, all aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major airline partners. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements.

Maintenance. Maintenance includes costs related to engine overhauls, airframe, landing gear and normal recurring maintenance, which includes pass-through maintenance costs related to our E-175 aircraft, as well as maintenance lease return obligations on our leased aircraft when the expense is probable and can be reasonably estimated. We record these expenses using the direct expense method of accounting, wherein the expense is recognized when the maintenance work is completed, or over the repair period, if materially different. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary significantly period to period.

Aircraft Rent. Aircraft rent includes costs related to leased engines and aircraft.

Aircraft and Traffic Servicing. Aircraft and traffic servicing includes expenses related to our capacity purchase agreements, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major airline partners.

General and Administrative. General and administrative expense includes insurance and taxes, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses.

Depreciation and Amortization. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine and equipment depreciation. Amortization expense is a periodic non-cash charge related to our customer relationship intangible asset.

Other (Expense) Income, Net

Interest Expense. Interest expense is interest on our debt to finance purchases of aircraft, engines, equipment as well as debt financing costs amortization.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Other Expense. Other expense includes expense derived from activities not classified in any other area of the condensed consolidated statements of income, including write-offs of miscellaneous third-party fees.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled passenger services in accordance with our capacity purchase agreements.

While we operate under two separate capacity purchase agreements, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. He bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Cautionary Statement Regarding Non-GAAP Measures

We present Adjusted EBITDA and Adjusted EBITDAR in this Quarterly Report on Form 10-Q, which are not recognized financial measures under accounting principles generally accepted in the United States of America (“GAAP”), as supplemental disclosures because our senior management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, adjusted for the impact of revaluation of liability awards and lease termination costs.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization and aircraft rent, adjusted for the impact of revaluation of liability awards and lease termination costs.

You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDAR, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA and Adjusted EBITDAR. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA or Adjusted EBITDAR and any such modification may be material.

Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, our working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and (vi) Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements and other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

We had an operating loss of $0.5 million in our three months ended June 30, 2018 compared to operating income of $36.4 million in our three months ended June 30, 2017. Our operating results for the three months ended June 30, 2018 reflected an increase in contract revenue primarily related to the addition of 10 E-175 aircraft under our United Capacity Purchase Agreement, which was partially offset by reduced flying in our CRJ fleet. We also experienced an increase in flight operations expense driven by an increase in pilot training and related expenses and an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training.

Our maintenance expense increased due to the timing of significant pass through maintenance events, including engine overhauls, which occurred more frequently during the three months ended June 30, 2018 than during the three months ended June 30, 2017.

We recorded two one-time non-cash adjustments in the three months ended June 30, 2018. The first was $15.1 million of lease termination expense related to our acquisition of nine CRJ-900 aircraft, which were previously leased under our GECAS Lease Facility. The second transaction related to an increase in the value of our stock appreciation rights (“SARS”) associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to fair value method. These changes resulted in a general and administrative expense of $11.1 million.

In our three months ended June 30, 2018, we had a net loss of $11.1 million compared to net income of $15.4 million in our three months ended June 30, 2017. Our three months ended June 30, 2018 results reflected a decrease in net income of $26.5 million primarily related to lease termination expense, an increase in general and administrative expense due to changes in the value of our SARs and an increase in flight operations expense driven by an increase in pilot training expense and premium pilot pay.

Operating Revenues

	Three Months Ended June 30,
	2018		2017		Change
Operating revenues ($ in thousands):
Contract		$159,916		$157,410		$2,506	1.6%
Pass-through and other		11,823		9,542		2,281	23.9%

Total operating revenues		$171,739		$166,952		$4,787	2.9%

Operating data:
Available seat miles—ASMs (thousands)		2,440,278		2,384,960		55,318	2.3%
Block hours		102,939		100,671		2,268	2.3%
Revenue passenger miles—RPMs (thousands)		1,962,630		1,875,934		86,696	4.6%
Average stage length (miles)		555		550		5	0.9%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.55	¢	6.60	¢	(0.05)	-0.8%
Passengers		3,490,710		3,364,121		126,589	3.8%

“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown.
“Average stage length” means the average number of statute miles flown per flight segment.
“CRASM” means contract revenue divided by ASMs.
“RPM” means the number of miles traveled by paying passengers

Total operating revenue increased by $4.8 million, or 2.9%, during our three months ended June 30, 2018 as compared to our three months ended June 30, 2017. Contract revenue increased by $2.5 million, or 1.6%, primarily due to an increase in flying with our expanded E-175 fleet and a decrease in credits given to our major airline partners based on contractual utilization levels, partially offset by reduced flying in our CRJ fleet. Our block hours flown during our three months ended June 30, 2018 increased 2.3% compared to the three months ended June 30, 2017 due to increased flying on our E175 fleet partially offset by reduced flight schedules caused by increased pilot training times. Our pass-through and other revenue increased during our three months ended June 30, 2018 by $2.3 million, or 23.9%, primarily due to pass-through maintenance costs related to our E-175 fleet.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses ($ in thousands):
Flight operations	$51,795	$37,953	$13,842	36.5%
Fuel	151	214	(63)	-29.4%
Maintenance	48,290	46,817	1,473	3.1%
Aircraft rent	17,975	18,274	(299)	-1.6%
Aircraft and traffic servicing	848	1,178	(330)	-28.0%
General and administrative	22,066	10,534	11,532	109.5%
Depreciation and amortization	16,013	15,620	393	2.5%
Lease Termination	15,109	—	15,109	100.0%

Total operating expenses	$172,247	$130,590	$41,657	31.9%

Operating data:
Available seat miles—ASMs (thousands)	2,440,278	2,384,960	55,318	2.3%
Block hours	102,939	100,671	2,268	2.3%
Average stage length (miles)	555	550	5	0.9%
Departures	57,782	57,054	728	1.3%

Flight Operations. Flight operations expense increased $13.8 million, or 36.5%, to $51.8 million for our three months ended June 30, 2018 compared to the prior year period. The increase was primarily driven by an increase in pilot training related expenses, an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training and additional pilot and flight attendant wages due to the additional flying as well as our new collective bargaining agreements.

Fuel. Fuel expense decreased $0.06 million, or 29.4%, to $0.2 million for our three months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily driven by a smaller number of ferry flights and maintenance fuel in our Phoenix hub. All fuel costs related to flying under our capacity purchase agreements during our three months ended June 30, 2018 and 2017 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $1.5 million, or 3.1%, to $48.3 million for our three months ended June 30, 2018 compared to the same period in 2017. This increase was primarily driven by an increase in pass through engine overhaul expense and component contract expense partially offset by a decrease in Labor and other expense. During our three months ended June 30, 2018, $4.6 million of engine overhaul expenses were reimbursable by our major airline partners. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $3.8 million during our three months ended June 30, 2018.

The following table presents information regarding our maintenance costs during our three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Engine overhaul	$8,495	$8,436	$59	0.7%
Pass-through engine overhaul	4,579	—	4,579	100.0%
C-check	4,686	4,542	144	3.2%
Pass-through C-check	1,622	2,155	(533)	-24.7%
Component contracts	8,980	7,412	1,568	21.2%
Rotable and expendable parts	5,636	6,248	(612)	-9.8%
Other pass-through	2,015	2,267	(252)	-11.1%
Labor and other	12,277	15,757	(3,480)	-22.1%

Total	$48,290	$46,817	$1,473	3.1%

Aircraft Rent. Aircraft rent expense decreased $0.3 million, or 1.6%, to $18.0 million from for our three months ended June 30, 2018 compared to the same period in 2017. The decrease is attributable to a $0.1 million decrease in engine rent and a $0.2 million decrease in aircraft lease expense.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.3 million, or 28.0%, to $0.8 million for our three months ended June 30, 2018 compared to the same period in 2017. The decrease is primarily due to a decrease in pass-through regulatory charges and lower interrupted trip expense and partially offset by higher aircraft cleaning expense. For our three months ended June 30, 2018 and 2017, 52.0% and 56.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $11.5 million, or 109.5%, to $22.1 million for our three months ended June 30, 2018 compared to the same period in 2017. The increase is primarily related to a one-time, non-cash $11.1 million expense related to an increase in the value of our stock appreciation rights (“SARS”) associated with an increase in fair value of our common stock.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 2.5%, to $16.0 million for our three months ended June 30, 2018 compared to the same period in 2017. The increase is primarily attributable to an increase in depreciation expense related to our purchase of spare engines.

Lease Termination. Lease termination expense increased $15.1 million, or 100.0%, for our three months ended June 30, 2018 compared to the same period in 2017. The increase was related to our acquisition of nine CRJ-900 aircraft which were previously leased under our GECAS Lease Facility.

Other Expense

Other expense increased $2.3 million, or 19.0%, to $14.1 million for our three months ended June 30, 2018, compared to the same period in 2017. The increase is primarily due to an increase in interest expense of $2.0 million related to the financing of 23 spare engines, financing of nine CRJ-900 which were previously leased under the GECAS Lease Facility, refinancing of fifteen CRJ-900 aircraft, our line of credit with CIT, a deferment of certain payments under our aircraft lease facility (the “RASPRO Lease Facility”) with RASPRO Trust 2005, a pass-through trust (“RASPRO”), engine overhaul financing and higher LIBOR rates. Our expenses related to debt financing amortization were also higher by $0.3 million, attributable to legal and commitment fees incurred in connection with our aircraft and engine financing as well as aircraft debt refinancing.

Income Taxes

In our three months ended June 30, 2018, our effective tax rate was 23.9% compared to 37.0% in our three months ended June 30, 2017. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

The income tax provision for the three months ended June 30, 2018 results in an effective tax rate of 23.9%, which differs from the U.S. federal statutory rate of 35% through December 31, 2017 and 21% as of January 1, 2018 primarily due to a remeasurement of our net deferred tax liability due to federal tax law changes and the adoption of Accounting Standards Update (ASU) 2016-09. Other factors include changes in the valuation allowance against state net operating losses, expired state attributes and state apportionment and statutory rates.

The income tax provision for the three months ended June 30, 2017 results in an effective tax rate of 37.0%, which differs from the U.S. federal statutory rate of 35% primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

On December 22, 2017, the President signed into law the legislation colloquially known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act incorporates several new provisions that will have an impact on our financial statements. Most notably, the Tax Act decreased the federal statutory rate to 24.5% for the year ending September 30, 2018, and 21% for the years ending September 30, 2019 and forward. The decrease in federal statutory rate resulted in a net tax benefit due to the remeasurement of our net deferred tax liability. The change in our future effective tax rate is not anticipated to have an effect on our taxes until all of our U.S. federal net operating losses and credits have been utilized.

Additional provisions of the Tax Act that may impact our financial statements include 100% expensing of qualified property placed in service after September 27, 2017 and before January 1, 2023, refundable minimum tax credits over a four year period, net interest expense deductions limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter, and net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset up to 80% of a taxpayer’s taxable income. These net operating losses are allowed to be carried forward indefinitely.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2017, we had aggregate federal and state net operating loss carryforwards of approximately $299.8 million and $172.3 million, which expire in 2027-2036 and 2018-2037, respectively, with approximately $20.1 million of state net operating loss carryforwards expiring in 2018. The net operating loss carryforward increased by an estimated $48.2 million for the three months ended June 30, 2018.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

We had operating income of $30.9 million in our nine months ended June 30, 2018 compared to operating income of $77.6 million in our nine months ended June 30, 2017. Our operating results for the nine months ended June 30, 2018 reflected an increase in contract revenue primarily related to the addition of 10 E-175 aircraft under our United Capacity Purchase Agreement, which was partially offset by reduced flying in our CRJ fleet. We also experienced an increase in flight operations expense driven by an increase in pilot training and related expenses and an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training.

Our maintenance expense decreased due to the timing of significant maintenance events, including non-pass through engine overhauls, which occurred less frequently in our nine months ended June 30, 2018 than in same period during 2017.

We recorded two non-cash one-time adjustments in the nine months ended June 30, 2018. The first was $15.1 million of lease termination expense related to our acquisition of nine CRJ-900 aircraft which were previously leased under our GECAS Lease Facility. The second transaction related to an increase in the value of our SARs associated with an increase as well as a change in accounting methodology from the intrinsic value method to fair value method. These changes resulted in a general and administrative expense of $11.1 million.

In our nine months ended June 30, 2018, we had net income of $13.9 million compared to net income of $27.3 million in our nine months ended June 30, 2017. Our nine months ended June 30, 2018 results reflected a decrease in net income of $13.4 million primarily related to lease termination expense, an increase in general and administrative expense due to change in the value of our SARs and an increase in flight operations expense driven by an increase in pilot training expense and premium pilot pay offset by a reduction in maintenance expense and income tax benefits resulting from changes in tax laws.

Operating Revenues

	Nine Months Ended June 30,
	2018		2017		Change
Operating revenues ($ in thousands):
Contract		$470,820		$467,121		$3,699	0.8%
Pass-through and other		33,243		19,161		14,082	73.5%

Total operating revenues		$504,063		$486,282		$17,781	3.7%

Operating data:
Available seat miles—ASMs (thousands)		7,061,658		7,213,852		(152,194)	-2.1%
Block hours		298,498		299,974		(1,476)	-0.5%
Revenue passenger miles—RPMs (thousands)		5,602,722		5,635,415		(32,693)	-0.6%
Average stage length (miles)		563		570		(7)	-1.2%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.67	¢	6.48	¢	0.19	2.9%
Passengers		9,823,231		9,757,772		65,459	0.7%

Total operating revenue increased by $17.8 million, or 3.7%, during the nine months ended June 30, 2018 as compared to our nine months ended June 30, 2017. Contract revenue increased by $3.7 million, or 0.8%, primarily due to an increase in flying with our expanded E-175 fleet, higher block hour compensation, primarily driven by the aircraft added to our fleet, which was partially offset by reduced flying in our CRJ fleet. Our block hours flown during the nine months ended June 30, 2018 decreased 0.5% over the same period in 2017, primarily due to reduced flight schedules caused by increased pilot training times partially offset by increased flying with our expanded E-175 fleet. Our pass-through and other revenue increased during our nine months ended June 30, 2018 by $14.1 million, or 73.5%, primarily due to pass-through maintenance costs related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2018	2017	Change
Operating expenses ($ in thousands):
Flight operations	$155,602	$110,302	$45,300	41.1%
Fuel	349	614	(265)	-43.2%
Maintenance	154,046	164,239	(10,193)	-6.2%
Aircraft rent	54,557	54,334	223	0.4%
Aircraft and traffic servicing	2,592	2,758	(166)	-6.0%
General and administrative	43,333	31,210	12,123	38.8%
Depreciation and amortization	47,611	45,220	2,391	5.3%
Lease Termination	15,109	—	15,109	100.0%

Total operating expenses	$473,199	$408,677	$64,522	15.8%

Operating data:
Available seat miles—ASMs (thousands)	7,061,658	7,213,852	(152,194)	-2.1%
Block hours	298,498	299,974	(1,476)	-0.5%
Average stage length (miles)	563	570	(7)	-1.2%
Departures	164,825	166,473	(1,648)	-1.0%

Flight Operations. Flight operations expense increased $45.3 million, or 41.1%, to $155.6 million for our nine months ended June 30, 2018 compared to the same period in 2017. The increase was primarily driven by an increase in pilot training related expenses, an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training, a one-time, $2.5 million non-cash vacation accrual and additional pilot and flight attendance wages related to our new collective bargaining agreements.

Fuel. Fuel expense decreased $0.3 million, or 43.2%, to $0.3 million for our nine months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily driven by a smaller number of ferry flights and maintenance fuel in our Phoenix hub. In our nine months ended June 30, 2018 and 2017, all fuel costs related to flying under our capacity purchase agreements were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $10.2 million, or 6.2%, to $154.0 million for our nine months ended June 30, 2018 compared to the same period in 2017. This decrease was primarily driven by a decrease in engine overhaul expense, due to the timing of engine overhaul events, which occurred less frequently in the nine months ended June 30, 2018 than in the same period in 2017. Additionally, the decrease was due to a decrease in rotable and expendable parts and labor and other expense. The decrease was partially offset by an increase in pass through engine overhaul and c-check expense. Total pass-through maintenance expense reimbursed by our major airline partners increased by $15.7 million from the nine months ended June 30, 2018 compared to the same period in 2017.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2018 and 2017 (in thousands):

	Nine Months Ended June 30,
	2018	2017	Change
Engine overhaul	$36,434	$53,547	$(17,113)	-32.0%
Pass-through engine overhaul	9,780	—	9,780	100.0%
C-check	12,473	14,251	(1,778)	-12.5%
Pass-through C-check	7,333	2,638	4,695	178.0%
Component contracts	24,255	23,885	370	1.5%
Rotable and expendable parts	17,326	20,952	(3,626)	-17.3%
Other pass-through	5,641	4,387	1,254	28.6%
Labor and other	40,804	44,579	(3,775)	-8.5%

Total	$154,046	$164,239	$(10,193)	6.2%

Aircraft Rent. Aircraft rent expense increased $0.2 million, or 0.4%, to $54.6 million for our nine months ended June 30, 2018 compared to the same period in 2017. The increase is attributable to an increase in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.2 million, or 6.0%, to $2.6 million for our nine months ended June 30, 2018 compared to the same period in 2017. The decrease is primarily due to a decrease in interrupted trip expense offset slightly by an increase in pass-through regulatory charges. For our nine months ended June 30, 2018 and 2017, 53.0% and 47.9%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $12.1 million, or 38.8%, to $43.3 million for our nine months ended June 30, 2018 compared to the same period in 2017. The increase is primarily related to a one-time, non-cash $11.1 million expense related to an increase in the value of our stock appreciation rights (“SARS”) associated with an increase in fair value of our common stock.

Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 5.3%, to $47.6 million for our nine months ended June 30, 2018 compared to the same period in 2017. The increase is attributable to an increase in depreciation expense related to our purchase of spare engines.

Lease Termination. Lease termination expense increased $15.1 million, or 100.0%, for our nine months ended June 30, 2018, compared to the same period in 2017. The increase was related to our acquisition of nine CRJ-900 aircraft which were previously leased under our GECAS Lease Facility.

Other Expense

Other expense increased by $7.6 million, or 22.3%, to $41.7 million for our nine months ended June 30, 2018, compared to the same period in 2017. The increase is primarily due to an increase in interest expense of $5.7 million related to the financing of 23 spare engines, financing of 9 CRJ-900 which were previously leased under the GECAS Lease Facility, $0.2 million in costs related to refinancing of nine fifteen CRJ-900 aircraft, our line of credit with CIT, a deferment of certain payments under our RASPRO Lease Facility, engine overhaul financing and higher LIBOR rates. Our expenses related to debt financing amortization were also higher by $1.7 million, attributable to legal and commitment fees incurred in connection with our aircraft and engine financing and as well as aircraft debt refinancing.

Income Taxes

In our nine months ended June 30, 2018, our effective tax rate was 228.2% compared to 37.2% in our nine months ended June 30, 2017. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

The income tax provision for the nine months ended June 30, 2018 results in an effective tax rate of 228.2%, which differs from the U.S. federal statutory rate of 35% through December 31, 2017 and 21% as of January 1, 2018 primarily due to a remeasurement of our net deferred tax liability due to federal tax law changes and the adoption of Accounting Standards Update (ASU) 2016-09. Other factors include changes in the valuation allowance against state net operating losses, expired state attributes and state apportionment and statutory rates.

The income tax provision for the nine months ended June 30, 2017 results in an effective tax rate of 37.2%, which differs from the U.S. federal statutory rate of 35% primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

On December 22, 2017, the President signed into law the legislation colloquially known as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act incorporates several new provisions that will have an impact on our financial statements. Most notably, the Tax Act decreased the federal statutory rate to 24.5% for the year ending September 30, 2018, and 21% for years ending September 30, 2019 and forward. This decrease in federal statutory resulted in a net tax benefit due to the remeasurement of our net deferred tax liability. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized.

Additional provisions of the Tax Act that may impact our financial statements include 100% expensing of qualified property placed in service after September 27, 2017 and before January 1, 2023, refundable minimum tax credits over a four year period, net interest expense deductions limited to 30% of earnings after interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter, and net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset up to 80% of a taxpayer’s taxable income. These net operating losses are allowed to be carried forward indefinitely.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2017, we had aggregate federal and state net operating loss carryforwards of approximately $299.8 million and $172.3 million, which expire in 2027-2036 and 2018-2037, respectively, with approximately $20.1 million of state net operating loss carryforwards expiring in 2018. The net operating loss carryforward increased by an estimated $111.4 million as of the nine months ended June 30, 2018 resulting in a total net operating loss carryforward of $411.2 million.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Reconciliation (in thousands):
Net (loss) income	$(11,135)	$15,433	$13,861	$27,347
Income tax (benefit) expense	(3,495)	9,065	(24,676)	16,175

(Loss) income before taxes	$(14,630)	$24,498	$(10,815)	$43,522
Revaluation of liability awards(1)	11,084	—	11,084	—
Lease termination costs(2)	15,109	—	15,109	—

Adjusted income before taxes	11,563	24,498	15,378	43,522
Interest expense	14,118	11,819	41,592	33,659
Depreciation and amortization	16,013	15,620	47,611	45,220

Adjusted EBITDA	41,694	51,937	104,581	122,401

Aircraft rent	17,975	18,274	54,557	54,334

Adjusted EBITDAR	59,669	70,211	159,138	176,735

(1)

Our financial results reflect a one-time, non-cash increase in accrued compensation of approximately $13.5 million related to an increase in the value of our stock appreciation rights (“SARs”) associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method. These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology.

(2)

Our financial results include a one-time, non-cash lease termination expense of $15.1 million related to our acquisition of nine CRJ-900 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”), for $76.5 million.

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our credit and guaranty agreement (the “CIT Revolving Credit Facility”) pursuant to which the CIT Lenders committed to lend to Mesa Airlines and Mesa Air Group—Airline Inventory Management, LLC, (“MAG-AIM”) revolving loans in the aggregate principal amount of up to $35.0 million, which was paid down with proceeds from the initial public offering (“IPO”) of our common stock on August 14, 2018.

We believe that the key factors that could affect our internal and external sources of cash include:

•

Factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of changes in demand for our services, competitive pricing pressures, and our ability to achieve further reductions in operating expenses; and

•

Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing, and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Our ability to service our long-term debt obligations, including our equipment notes, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to other factors, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Prior to our IPO, our operations have been financed primarily by cash flow from operating activities and funds from external borrowings. As of June 30, 2018, we had $41.7 million in cash and cash equivalents. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock (exclusive of 1,444,500 shares of common stock from the exercise of the over-allotment option granted to the underwriters which has not been exercised as of September 4, 2018) at a price of $12.00 per share. We received proceeds of $104.1 million, net of underwriting discounts and commissions and estimated offering costs

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. In our nine months ended June 30, 2018, we paid $98.5 million in capital expenditures primarily related to the purchase of nine CRJ-900 aircraft, which were previously leased, and three spare engines. Our capital expenditures for the nine months ended June 30, 2018 were $5.3 million net of aircraft and spare engine financing. Our capital expenditures, net of aircraft and spare engine financing, have historically been approximately 1.2% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents of $41.7 million. In addition, we had restricted cash of $3.8 million as of June 30, 2018. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of June 30, 2018, we also had $833.2 million in secured indebtedness incurred in connection with our financing of 74 total aircraft. Primary uses of liquidity are capital expenditures, aircraft pre-delivery payments and debt repayments. As of June 30, 2018, we had $148.8 million of short-term debt, excluding capital leases, and $835.3 million of long-term debt excluding capital leases.

Sources of cash for the nine months ended June 30, 2018 were primarily cash flows from operations of $63.2 million. This positive cash flow was driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of June 30, 2018, we had $3.8 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker’s compensation insurance and other business needs. Pursuant to the agreement, $3.8 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018	2017
(in thousands)
Net cash provided by operating activities	$63,163	$38,740
Net cash used in investing activities	(101,446)	(67,659)
Net cash provided by financing activities	23,226	14,153

Net decrease in cash and cash equivalents	(15,057)	(14,766)
Cash and cash equivalents at beginning of period	56,788	37,686

Cash and cash equivalents at end of period	$41,731	$22,920

Net Cash Flow Provided By Operating Activities

During our nine months ended June 30, 2018, cash flow provided by operating activities of $63.2 million reflects our growth and execution of our strategic initiatives. We had net income of $13.9 million adjusted for the following significant non-cash items: depreciation and amortization of $47.6 million, amortization of stock-based compensation of $1.2 million, deferred income taxes of $(22.1) million, amortization of unfavorable lease liabilities and deferred credits of $(8.3) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $3.6 million. We had net change of $11.9 million within other net operating assets and liabilities largely driven by adjusting the share based compensation liability to fair value during our nine months ended June 30, 2018.

During our nine months ended June 30, 2017, cash flow provided by operating activities of $38.7 million reflects our growth and execution of our strategic initiatives. We had net income of $27.3 million adjusted for the following significant non-cash items: depreciation and amortization of $45.2 million, amortization of stock-based compensation of $0.9 million, deferred income taxes of $16.2 million, amortization of unfavorable lease liabilities and deferred credits of $(7.9) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $1.3 million. We had net outflows of $(45.1) million within other net operating assets and liabilities largely driven by aircraft lease payments during our nine months ended June 30, 2017.

Net Cash Flows Used In Investing Activities

During our nine months ended June 30, 2018, net cash flow used in investing activities totaled $(101.4) million. We invested $98.5 million in nine aircraft, three spare engines and aircraft improvements.

During our nine months ended June 30, 2017, net cash flow used in investing activities totaled $(67.6) million. We invested $64.8 million in 12 spare engines and aircraft improvements, offset partially by returns of equipment deposits.

Net Cash Flows Provided By Financing Activities

During our nine months ended June 30, 2018, net cash flow provided by financing activities was $23.2 million. We received $187.7 million in proceeds from long-term debt primarily related to purchasing nine aircraft, refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $158.2 million of principal repayments on long-term debt during the year. We also incurred $5.8 million of costs related to debt financing and $0.5 million of costs related to the repurchase of shares of our common stock.

During our nine months ended June 30, 2017, net cash flow provided by financing activities was $14.2 million. We received $133.5 million in proceeds from long-term debt primarily related to spare aircraft engine and aircraft engine kit financing. We made $116.1 million of principal repayments on long-term debt and incurred $2.4 million of costs related to debt financing and $0.8 million of costs related to the repurchase of shares of our common stock.

Commitments and Contractual Obligations

As of June 30, 2018, we had $1,448.3 million of long-term debt (including principal and projected interest obligations) and operating lease obligations (including current maturities).

The following table sets forth our cash obligations as of June 30, 2018:

		Payment Due for Year Ending September 30,
	Total	2018 - Remaining	2019	2020	2021	2022	Thereafter
(in thousands)
Aircraft notes	$1,021,027	$43,584	$158,471	$154,396	$148,467	$132,704	$383,405
Engine notes	150,434	11,581	41,198	38,253	28,470	29,803	1,129
Operating lease obligations	236,497	18,876	65,456	47,114	45,681	31,090	28,280
Working capital line of credit	27,621	397	27,224	—	—	—	—
Capital Leases	12,680	510	2,040	2,540	2,640	2,640	2,310

Total	$1,448,259	$74,948	$294,389	$242,303	$225,258	$196,237	$415,124

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in accordance with GAAP. The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

Except with respect to our shared-based compensation included in Note 2: “Summary of Significant Accounting Policies” under the heading “Change in Accounting Policy” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 10, 2018.

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2: “Summary of Significant Accounting Policies” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of our business. These risks include interest rate risk and, on a limited basis, commodity price risk with respect to foreign exchange transactions. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk. We are subject to market risk associated with changing interest rates on our variable rate long-term debt; the variable interest rates are based on LIBOR. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense on our variable rate long-term debt. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.

As of June 30, 2018, we had $662.2 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $1.7 million in the nine months ended June 30, 2018.

As of June 30, 2018, we had $331.9 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of or June 30, 2018.

Foreign Currency Risk. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar. Our revenue is U.S. dollar denominated. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

Fuel Price Risk. Unlike other airlines, our capacity purchase agreements largely shelter us from volatility related to fuel prices, which are directly paid and supplied by our major airline partners.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to commercial and employment litigation claims and to administrative and regulatory proceedings and reviews. We currently believe that the ultimate outcome of such claims, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. Additionally, from time to time we are subject to legal proceedings and regulatory oversight in the ordinary course of our business.

Item 1A. Risk Factors

Investing in our Common Stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

In July 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”). The FAA Qualification Standards, which became effective in August 2013, require first officers to hold an Airline Transport Pilot (“ATP”) certificate, requiring 1,500 hours total flight time as a pilot. Previously, first officers were required to have only a commercial pilot certificate, which required 250 hours of flight time. The rule also mandates stricter rules to minimize pilot fatigue. The FAA Qualification Standards (and associated regulations) have dramatically reduced the supply of qualified pilot candidates and has had a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations. To address the diminished supply of qualified pilot candidates, regional airlines, including us, implemented significant pilot wage and bonus increases. The impact of the FAA Qualification Standards (and associated regulations) has substantially increased our labor costs and may continue to negatively impact our operations and financial condition.

In prior periods, the FAA Qualification Standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our American Capacity Purchase Agreement, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. For the nine months ended June 30, 2018, we issued credits of approximately $4.6 million under the American Capacity Agreement. Also, in February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, we may need to request reduced flight schedules with our major airline partners and incur monetary performance penalties under our capacity purchase agreements.

In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to the industry-wide shortage of qualified pilots, driven by the increased flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other airlines, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. As a result, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.

Pilot attrition may continue to negatively affect our operations and financial condition.

In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other regional air carriers, the growth of cargo, low-cost and ultra low-cost carriers and the number of pilots at major airlines reaching the statutory mandatory retirement age of 65 years. In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots and we have been unable to provide flight services at or exceeding the minimum flight operating levels expected by our major airline partners. If our attrition rates are higher than our ability to hire and retain replacement pilots, we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our capacity purchase agreements and our operations and financial results could be materially and adversely affected.

We are highly dependent on our agreements with our major airline partners.

We derive all of our operating revenue from our capacity purchase agreements with our major airlines partners. American accounted for approximately 54% and 55% of the Company’s total revenue for the three months ended June 30, 2018 and 2017, respectively, and 57% for the nine months ended June 30, 2018 and 2017, respectively. United accounted for approximately 46% and 45% of the Company’s revenue for the three months ended June 30, 2018 and 2017, respectively, and 43% for the nine months ended June 30, 2018 and 2017, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations, and cash flows.

Our American Capacity Purchase Agreement expires with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. In addition, our American Capacity Purchase Agreement is subject to termination prior to expiration, subject to our right to cure, in various circumstances including if our controllable flight completion factor falls below certain levels for a specified period of time.

Our United Capacity Purchase Agreement expires between June and December 2019 with respect to 34 CRJ-700 and E-175 aircraft, between January and August 2020 with respect to 16 E-175 aircraft, and between 2021 and 2028 with respect to 30 of our E-175 aircraft. We are currently in negotiations with United with respect to the 20 CRJ-700 aircraft expiring between August and December 2019. We cannot predict the outcome of these negotiations and there can be no assurance that we will be able to extend these aircraft at acceptable rates, on acceptable terms, or at all. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving us notice of 90 days or more. Our United Capacity Purchase Agreement is also subject to termination prior to expiration, subject to our right to cure, in various circumstances including if our controllable flight completion factor or departure performance falls below certain levels for a specified period of time.

If our capacity purchase agreements with American or United were terminated or not renewed, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. Neither American nor United are under any obligation to renew their respective capacity purchase agreements with us. A termination or expiration of either of these agreements would likely have a material adverse effect on our financial condition, cash flows, ability to satisfy debt and lease obligations, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other major airline partners, or, alternatively, obtain the airport facilities, gates, ticketing and ground services and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute capacity purchase arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independently from our major airline partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us at that point.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.

Our business is labor intensive, with labor costs representing approximately 34% of our total operating costs for the nine months ended June 30, 2018. We are responsible for our labor costs above certain pre-determined reimbursement levels, and we may not be entitled to receive increased payments under our capacity purchase agreements if our labor costs increase above the reimbursement levels. As a result, a significant increase in our labor costs above the reimbursement levels could result in a material reduction in our earnings.

As a result of the 2013 FAA Qualification Standards, the supply of qualified pilots has been dramatically reduced. This shortage of pilots has driven up our pilot salaries and sign-on bonuses and resulted in a material increase in our labor costs. A continued shortage of pilots could require us to further increase our labor costs, which would result in a material reduction in our earnings.

Reduced utilization levels of our aircraft under our capacity purchase agreements would adversely impact our financial results.

Historically, our major airline partners have utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under our capacity purchase agreements, but there can be no assurance that they will continue utilizing our aircraft at that level. If our major airline partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

Our American Capacity Purchase Agreement establishes minimum levels of flight operations. In prior periods, the FAA Qualification Standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement.

Our United Capacity Purchase Agreement does not require United to schedule any specified minimum level of flight operations for our aircraft. Additionally, United may remove aircraft from our United Capacity Purchase Agreement with 90 days’ prior notice to us. While United pays us a fixed monthly revenue amount for each aircraft under contract, a significant reduction in the utilization levels of our fleet in the future or removal of aircraft from our United Capacity Purchase Agreement at United’s election could reduce our revenues based on the number of flights and block hours flown for United. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement.

Continued challenges with hiring, training and retaining replacement pilots may lead to reduced utilization levels of our aircraft and additional penalties under our capacity purchase agreements and our operations and financial results could be materially and adversely terminated. Additionally, our major airline partners may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major airline partners. Reduced utilization levels of our aircraft or other changes to our schedules under our capacity purchase agreements would adversely impact our financial results.

If our major airline partners experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

We may be directly affected by the financial and operating strength of our major airline partners. Any events that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our major airline partners, such partner may seek to reduce, or be unable to make, the payments due to us under their capacity purchase agreement. In addition, in some cases, they may reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, there are no minimum levels of utilization specified in our capacity purchase agreements. If any of our other current or future major airline partners become bankrupt, our capacity purchase agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our major airline partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on our major airline partners electing to contract with us instead of operating their own regional jets or operating their own “captive” regional airlines through wholly owned subsidiaries. Currently, the captive regional airlines include Endeavor Air, Inc., Envoy Air Inc. (owned by American), PSA Airlines, Inc. (owned by American), Piedmont Airlines (owned by American) and Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.). These major airlines possess the financial and other resources to acquire and operate their own regional jets, create or grow their own captive regional airlines or acquire other regional air carriers instead of entering into contracts with us. In particular, American, which procures approximately 40% of its regional flying from its wholly owned regional subsidiaries, has expressed a goal of increasing their share to a majority of American’s regional flying over time. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us, or renew their existing agreements with us, instead of operating their own regional jets, allocating flying to their captive regional airlines or entering into relationships with competing regional airlines. A decision by American or United to phase out or limit our capacity purchase agreements or to enter into similar agreements with our competitors could have a material adverse effect on our business, financial condition or results of operations.

We may be limited from expanding our flying within our major airline partners’ flight systems and there are constraints on our ability to provide services to airlines other than American and United.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of independent regional aircraft that each such major airline partner can operate in its regional network due to “scope” clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Except as contemplated by our existing capacity purchase agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft.

We may not have additional growth opportunities, or may agree to modifications to our capacity purchase agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional capacity purchase operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators or transitioning those flying arrangements to their own captive regional carriers. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

Additionally, our capacity purchase agreements limit our ability to provide regional flying services to other airlines in certain major airport hubs of American and United. These restrictions may make us a less attractive partner to other major airlines whose regional flying needs do not align with our geographical restrictions.

We have a significant amount of debt and other contractual obligations and that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive and, as a result, we are highly leveraged. As of June 30, 2018, we had approximately $994.1 million in total long-term debt including $10.0 million of capital lease obligations. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore not reflected in our condensed consolidated balance sheets. During the nine months ended June 30, 2018, our principal debt service payments totaled $158.2 million, and our principal aircraft lease payments totaled approximately $47.0 million.

We have significant lease obligations with respect to our aircraft, which aggregated to approximately $225.5 million and $316.1 million at June 30, 2018 and September 30, 2017, respectively. At June 30, 2018, we had 28 aircraft under lease (excluding aircraft leased from United), with an average remaining term of 5.75 years. As of June 30, 2018, future minimum lease payments due under all long term operating leases were approximately $236.5 million and debt service obligations were $1,211.8 million, respectively, including capital lease obligations.

We are subject to various financial covenants under our financing agreements and leases with, among others, CIT Bank, N.A. (“CIT”), Export Development Canada (“EDC”) and RASPRO that are typical for credit facilities and leases of this size, type, and tenor. Our ability to make additional borrowings under our credit facility depends upon satisfaction of these covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control. Our failure to comply with obligations under our credit facility could result in an event of default under the facilities. A default, if not cured or waived, could prohibit us from obtaining further loans under our credit facilities and permit the lenders thereunder to accelerate payment of their loans. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If our debt is accelerated, we cannot be certain that we will have funds available to pay the accelerated debt or that we will have the ability to refinance the accelerated debt on terms favorable to us, or at all. If we could not repay or refinance the accelerated debt, we could be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration, or insolvency would likely have a material and adverse effect on our business. See “We are required to comply with certain ongoing financial and other covenants under certain credit facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness” for a discussion of our financial and other covenants.

We cannot assure you that our operations will generate sufficient cash flow to make our required payments, or that we will be able to obtain financing to acquire additional aircraft or make other capital expenditures necessary for expansion. Our ability to pay the high level of fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

•

require that a substantial portion of our cash flow from operations be used for operating lease and maintenance reserve payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;

•

make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments; and

•

reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with lower fixed payment obligations.

Additionally, a failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness.

Under (i) the CIT Revolving Credit Facility, we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) a credit and agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, and (iii) the RASPRO Lease Facility, we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full.

Failure to comply with the terms of these credit facilities and financing arrangements and the ongoing financial and other covenants thereunder would result in an event of default (as defined in the applicable credit facility and financing agreement) and, to the extent the applicable lenders so elect, an acceleration of our existing indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Acceleration of such indebtedness would also trigger cross-default clauses under our other indebtedness. It could also result in the termination of all commitments to extend further credit under our CIT Credit Facility. We currently do not have sufficient liquidity to repay all of our outstanding debt in full if such debt were accelerated. If we are unable to pay our debts as they come due, or obtain waivers for such payments, our secured lenders could foreclose on any of our assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of June 30, 2018, we had approximately $1,239.5 million of property and equipment and related assets, net of accumulated depreciation, of which, $1,060.9 million relates to owned aircraft. In accounting for these long lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

The amounts we receive under our capacity purchase agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During the nine months ended June 30, 2018, approximately $33.5 million, or 6.9%, of our operating costs under our capacity purchase agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major airline partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our revenue-guarantee arrangements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of June 30, 2018, approximately 74.5% of our workforce was represented by labor unions, including the Air Line Pilots Association, International (“ALPA”) and the Association of Flight Attendants (“AFA”). On July 13, 2017, our pilots, represented by the ALPA, ratified a new four-year collective bargaining agreement. Similarly, on October 1, 2017, our flight attendants, represented by the AFA, ratified a new four-year collective bargaining agreement. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these to not be material, but any current or future dispute could become material.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

Any strike, labor dispute or increased unionization among our employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. For example, if a labor strike were to continue for several consecutive days, United may have cause to terminate our United Capacity Purchase Agreement. As a result, our business, results of operations and financial condition may be materially adversely affected.

We face tail risk in that we have aircraft lease commitments that extend beyond our existing capacity purchase agreement contractual term on certain aircraft.

We currently have aircraft with leases extending past the term of their corresponding capacity purchase agreement with an aggregate exposure of less than $33.0 million. We may not be successful in extending the flying contract terms on these aircraft with our major airline partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated capacity purchase agreement, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft’s lessor. In connection with this, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place an aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

We may incur substantial maintenance costs as part of our leased aircraft return obligations.

Our aircraft lease agreements contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred, and may be materially different than our projections. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

Disagreements regarding the interpretation of our capacity purchase agreements with our major airline partners could have an adverse effect on our operating results and financial condition.

To the extent that we experience disagreements regarding the interpretation of our capacity purchase or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor or that we would be able to exercise sufficient leverage in any proceeding relative to our major airline partner to achieve a favorable outcome. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We rely on third-party suppliers as the sole manufacturers of our aircraft and aircraft engines.

We depend upon Bombardier and Embraer S.A. (“Embraer”) as the sole manufacturers of our aircraft and GE as the sole manufacturer of our aircraft engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or GE to provide sufficient parts or related maintenance and support services to us in a timely manner, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircrafts or engines.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 2.6, 11.8 and 14.4 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results and financial condition.

If we face problems with any of our third-party service providers, our operations could be adversely affected.

Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on AAR and Aviall to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet and GE to provide engine support. Our agreement with AAR, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of AAR, Aviall or GE to provide sufficient parts or related maintenance and support services to us in a timely manner.

Regulatory changes or tariffs could negatively impact our business and financial condition.

We import a substantial portion of the equipment we need. For example, the sole manufacturers of our aircraft, Bombardier and Embraer, are headquartered in Canada and Brazil, respectively. We cannot predict the impact of potential regulatory changes or action by U.S. regulatory agencies, including the potential impact of tariffs or changes in international trade treaties on the cost and timing of parts and aircraft. Our business may be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

The issuance of operating restrictions applicable to one of the fleet types we operate could negatively impact our business and financial condition.

We rely on a limited number of aircraft types, including CRJ-700s, CRJ-900s and E-175s. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results.

If we have a failure in our technology or security breaches of our information technology infrastructure our business and financial condition may be adversely affected.

The performance and reliability of our technology, and the technology of our major airline partners, are critical to our ability to compete effectively. Any internal technological error or failure or large scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of our technology or that of our major airline partners could impact our ability to conduct our business, lower the utilization of our aircraft and result in increased costs. Our technological systems and related data, and those of our major airline partners, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our employees and information of our major airline partners. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

Our business could be materially adversely affected if we lose the services of our key personnel.

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of Jonathan G. Ornstein, our Chairman and Chief Executive Officer, and Michael J. Lotz, our President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without an adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of September 30, 2017, we had aggregate federal and state net operating loss carryforwards of approximately $299.8 million and $172.3 million, which expire in 2027-2036 and 2018-2037, respectively, with approximately $20.1 million of state net operating loss carryforwards expiring in 2018. The net operating loss carryforward increased by an estimated $111.4 million as of June 30, 2018 resulting in a total net operating loss carryforward of $411.2 million. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows. See “—Our corporate charter limits certain transfers of our stock, which limits are intended to preserve our ability to use our net operating loss carryforwards, and these limits could have an effect on the market price of our common stock.”

We may not be able to successfully implement our growth strategy.

Our growth strategy includes, among other things, providing regional flying to other major airlines and/or entering into the cargo and express shipping business. We face numerous challenges in implementing our growth strategy, including our ability to:

•	provide regional flying to other major airlines with hub cities that overlap with our existing major airline partners; and

•	enter into relationships with third-parties to carry their cargo on terms that are acceptable to us.

Our capacity purchase agreements limit our ability to provide regional flying services to other airlines in certain major airport hubs of American and United. These restrictions may make us a less attractive partner to other major airlines whose regional flying needs do not align with our geographical restrictions.

The potential benefits of entering the air cargo and express shipping sector will depend substantially on our ability to enter into relationships with integrated logistics companies and transition our existing business strategies into a new sector. We may be unsuccessful in entering into relationships with integrated logistics companies to carry cargo on terms that are acceptable to us. Additionally, our ability to transition our existing business strategies into a new sector may be costly, complex and time-consuming, and our management will have to devote substantial time and resources to such effort.

Should we transition into this new sector, we may experience difficulties or delays in securing gate access and other airport services necessary to operate in the air cargo and express shipping sector. Our inability to successfully implement our growth strategies, could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

We may not be able to make opportunistic acquisitions should we elect to do so as part of our growth strategy.

If we elect to pursue an acquisition, our ability to successfully implement this transaction would depend on a variety of factors, including the approval of our acquisition target’s major airline partners, obtaining financing on acceptable terms and compliance with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisition transactions involve risks, including those associated with integrating the operations or (as applicable) separately maintaining the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; unknown risks; and the potential loss of key employees. We may not successfully integrate any businesses we may acquire in the future and may not achieve anticipated revenue and cost benefits relating to any such transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

Our ability to obtain financing or access capital markets may be limited.

There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including our significant debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.

Our business strategy includes the implementation of our major airline partners’ brand and product in order to increase customer loyalty and drive future ticket sales. In addition, we also receive certain amounts under our United Capacity Purchase Agreement based upon the results of passenger satisfaction surveys. However, we may experience a high number of passenger complaints related to, among other things, our customer service. These complaints, together with delayed and cancelled flights, and other service issues, are reported to the public by the United States Department of Transportation (“DOT”). If we do not meet our major airline partners’ expectations with respect to reliability and service, our and our major airline partners’ brand and product could be negatively impacted, which could result in customers deciding not to fly with our major airline partners or with us. If we are unable to provide consistently high-quality customer service, it could have an adverse effect on our relationships with our major airline partners.

Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect us.

Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

We emphasize compliance with all applicable laws and regulations and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs which in turn may materially adversely affect our reputation and could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Industry

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major airline partners.

The airline industry is highly competitive. We compete primarily with other regional airlines, some of which are owned by or operated by major airlines. In certain instances, our competitors are larger than us and possess significantly greater financial and other resources than we do. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America Inc. in 2016, American and US Airways in 2013, Southwest Airlines Co. and AirTran Airways in 2011, United and Continental Airlines in 2010 and Delta and Northwest Airlines in 2008. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom we could enter into capacity purchase agreements.

We are subject to significant governmental regulation.

All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations and require that we incur substantial on-going costs.

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel, U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. There are additional proposals before Congress that would treat a wide range of consumer protection issues, including, among other things, proposals to regulate seat size, which could increase the costs of doing business.

Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.

Terrorist activities or warnings have dramatically impacted the airline industry, and will likely continue to do so.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general, including our operations. If additional terrorist attacks are launched against the airline industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.

An accident or incident involving our aircraft could result in significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that our operations are less safe or reliable than other airlines.

An outbreak of a disease or similar public health threat could have a material adverse impact on our business, financial position and results of operations.

An outbreak of a disease or similar public health threat that affects travel demand, travel behavior, or travel restrictions could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

An active trading market for our common stock may not be sustained.

Our common stock began trading on the Nasdaq Global Select Market on August 10, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our major airline partners, competitors, the airline industry or the economy in general;

•	strategic actions by us, our major airline partners, or our competitors, such as acquisitions or restructurings;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	announcements concerning the availability of the type of aircraft we use;

•	significant volatility in the market price and trading volume of companies in the airline industry;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and

•	general market, political and other economic conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. Broad market fluctuations may materially adversely affect the trading price of our common stock.

In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and have a material adverse effect on our business, results of operations and financial condition.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities and industry analysts may publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the trading price of our common stock would likely decline. If one or more of these analysts ceases to cover our company or fails to publish reports on us regularly, demand for our stock could decrease, which may cause the trading price of our common stock and the trading volume of our common stock to decline.

The value of our common stock may be materially adversely affected by additional issuances of common stock by us or sales by our principal shareholders.

Any future issuances or sales of our common stock by us will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.

The value of our common stock may be materially adversely affected by additional issuances of common stock underlying our outstanding warrants.

As of June 30, 2018, we had outstanding warrants to purchase an aggregate of 10,871,730 shares of our common stock, all of which were originally issued to non-U.S. citizens who were claimholders in our bankruptcy proceedings in order to maintain compliance with restrictions imposed by federal law on foreign ownership of U.S. airlines. Any future warrant exercises by our existing warrant holders will be dilutive to our existing common shareholders. All of the shares of common stock issuable upon exercise of our warrants will be freely tradeable without restrictions or further registration under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.

Provisions in our charter documents might deter acquisition bids for us, which could adversely affect the price of our common stock.

Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that, among other things:

•

authorize our Board of Directors, without shareholder approval, to designate and fix the voting powers, designations, preferences, limitations, restrictions and relative rights of one or more series of preferred stock and to issue shares of one or more series of preferred stock so designated, or rights to acquire such preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock and could also have the effect of discouraging, delaying or preventing a change of control;

•

establish advance notice procedures that shareholders must comply with in order to nominate candidates to our Board of Directors and propose matters to be brought before an annual or special meeting of our shareholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•

authorize a majority of our Board of Directors to appoint a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which may prevent shareholders from being able to fill vacancies on our Board of Directors;

•

restrict the number of directors constituting our Board of Directors to within a set range, and give our Board of Directors exclusive authority to increase or decrease the number of directors within such range, which may prevent shareholders from being able to fill vacancies on our Board of Directors; and

•	restrict the ability of shareholders to call special meetings of shareholders.

Our corporate charter includes provisions limiting ownership by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our second amended and restated articles of incorporation restrict the ownership and voting of shares of our common stock by people and entities who are not “citizens of the United States” as that term is defined in 49 U.S.C. § 40102(a). That statute defines “citizen of the United States” as, among other things, a U.S. corporation, of which the president and at least two-thirds of the board of directors and other managing officers are individuals who are citizens of the United States, which is under the actual control of citizens of the United States and in which at least 75% of the voting interest is owned or controlled by persons who are citizens of the United States. Our second amended and restated articles of incorporation prohibit any non-U.S. citizen from owning or controlling more than 24.9% of the aggregate votes of all outstanding shares of our common stock or 49.0% of the total number of outstanding shares of our capital stock. The restrictions imposed by the above-described ownership caps are applied to each non-U.S. citizen in reverse chronological order based on the date of registration on our foreign stock record. At no time may shares of our capital stock held by non-U.S. citizens be voted unless such shares are reflected on the foreign stock record. The voting rights of non-U.S. citizens having voting control over any shares of our capital stock are subject to automatic suspension to the extent required to ensure that we are in compliance with applicable law. In the event any transfer or issuance of shares of our capital stock to a non-U.S. citizen would result in non-U.S. citizens owning more than the above-described cap amounts, such transfer or issuance will be void and of no effect.

As of June 30, 2018, we had outstanding warrants to purchase 10,871,730 shares of our common stock with an exercise price of $0.004 per share. The warrants are not exercisable in violation of the ownership restrictions described above. We are currently in compliance with all applicable foreign ownership restrictions.

Our corporate charter limits certain transfers of our stock, which limits are intended to preserve our ability to use our net operating loss carryforwards, and these limits could have an effect on the market price and liquidity of our common stock.

To reduce the risk of a potential adverse effect on our ability to use our net operating loss carryforwards for federal income tax purposes, our second amended and restated articles of incorporation prohibit the transfer of any shares of our capital stock that would result in (i) any person or entity owning 4.75% or more of our then-outstanding capital stock, or (ii) an increase in the percentage ownership of any person or entity owning 4.75% or more of our then-outstanding capital stock. These transfer restrictions expire upon the earliest of (i) the repeal of Section 382 of the Code or any successor statute if our Board of Directors determines that such restrictions are no longer necessary to preserve our ability to use our net operating loss carryforwards, (ii) the beginning of a fiscal year to which our Board of Directors determines that no net operating losses may be carried forward, or (iii) such other date as determined by our Board of Directors. These transfer restrictions apply to the beneficial owner of the shares of our capital stock. The clients of an investment advisor are treated as the beneficial owners of stock for this purpose if the clients have the right to receive dividends, if any, the power to acquire or dispose of the shares of our capital stock, and the right to proceeds from the sale of our capital stock. Certain transactions approved by our Board of Directors, such as mergers and consolidations meeting certain requirements set forth in our articles of incorporation, are exempt from the above-described transfer restrictions. Our Board of Directors also has the ability to grant waivers, in its discretion, with respect to transfers of our stock that would otherwise be prohibited.

The transfer restrictions contained in our second amended and restated articles of incorporation may impair or prevent a sale of common stock by a shareholder and may adversely affect the price at which a shareholder can sell our common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some shareholders may consider beneficial, which could also adversely affect the market price of the our common stock. We cannot predict the effect that this provision in our second amended and restated articles of incorporation may have on the market price of our common stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We have not historically paid dividends on shares of our common stock and do not expect to pay dividends on such shares in the foreseeable future. Additionally, our Investor Rights Agreement with US Airways, Inc., dated March 1, 2011, which was later assigned to American following the merger of US Airways, Inc. and American, RASPRO Lease Facility and GECAS Lease Facility contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future leases and financing instruments, business prospects and such other factors as our Board of Directors deems relevant, including restrictions under applicable law. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

We are an “emerging growth company,” and the reduced disclosure and regulatory requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act, and therefore we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	We may present only two years of audited financial statements and related Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•

We are not required to obtain an attestation and report from our independent registered public accounting firm on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	We may present reduced disclosure regarding executive compensation in our periodic reports and proxy statements; and

•	We are not required to hold nonbinding advisory shareholder votes on executive compensation or golden parachute arrangements.

We may take advantage of these reduced requirements until we are no longer an “emerging growth company,” which will occur upon the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

In addition, the JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards. This effectively permits the delayed adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the dates for which compliance is required for non-emerging growth companies. This election is irrevocable.

The requirements of being a public company may strain our resources, increase our operating costs, divert management’s attention and affect our ability to attract and retain qualified board members or executive officers.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may suffer.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our board committees, and qualified executive officers.

As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could suffer, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

We will be required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the closing of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or at all.

In future periods, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the fiscal quarter ended June 30, 2018, we have granted equity awards representing an aggregate of 213,490 shares of our common stock to employees and directors under our RSU Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds from our Initial Public Offering of Common Stock

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-226173) (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission (“SEC”) on August 9, 2018. Pursuant to the Registration Statement, we issued and sold an aggregate of 9,630,000 shares of common stock at a price of $12.00 per share (the “IPO Price”) for aggregate cash proceeds of $107,470,800, net of underwriting discounts and commissions. Shares of our common stock began trading on the Nasdaq Global Market on August 10, 2018 and the sale and issuance of the 9,630,0000 shares in the IPO closed on August 14, 2018. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as lead book-running managers for the IPO. Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and Imperial Capital, LLC acted as additional book-running managers for the IPO.

Additionally, in connection with the IPO, the Company and the selling stockholders identified in the Registration Statement granted the underwriters the option to purchase up to an additional 1,444,500 shares of common stock at the IPO Price. As of the date of this Report on 10-Q, the underwriters have not exercised this overallotment option, which expires on September 8, 2018.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 10, 2018.

Repurchase of Shares of Company Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: September 5, 2018	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)