Form 10-K
period 2018-09-30
MESA AIR GROUP INC
filed 2018-12-20
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ___________.

Commission File Number 001-38626

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	85-0302351
(State of incorporation)	(I.R.S. Employer Identification No.

410 NORTH 44TH STREET, SUITE 700 PHOENIX, ARIZONA 85008	85008
(Address of principal executive offices)	(Zip Code)

(602) 685-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The Nasdaq Global Select Market on August 10, 2018.

As of November 30, 2018, the registrant had 23,902,903 shares of common stock, no par value per share, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2018

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties.  Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects”, “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. All information presented herein is based on our fiscal calendar.  Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms the “Company,” “Mesa Airlines,” “we,” “us” and “our” as used herein refers collectively to Mesa Air Group Inc. and its wholly owned subsidiaries, unless otherwise stated.  We do not assume any obligation to revise or update any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

Mesa Airlines is a regional air carrier providing scheduled passenger service to 110 cities in 39 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) (each, our “major airline partner”). We have a significant presence in several of our major airline partners’ key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2018, we operated a fleet of 145 aircraft with approximately 730 daily departures. We operate 64 CRJ-900 aircraft under our capacity purchase agreement with American (our “American Capacity Purchase Agreement”) and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our “United Capacity Purchase Agreement”). For our fiscal year ended September 30, 2018, approximately 44% of our aircraft in scheduled service were operated for American and approximately 56% were operated for United. All of our operating revenue in our 2018, 2017 and 2016 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

Our long-term capacity purchase agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major airline partners. Our capacity purchase agreements also shelter us, to an extent, from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major airline partners. Our major airline partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

Regional aircraft are optimal for short and medium-haul scheduled flights that connect outlying communities with larger cities and act as “feeders” for domestic and international hubs. In addition, regional aircraft are well suited to serve larger city pairs during off-peak times when load factors on larger jets are low. The lower trip costs and operating efficiencies of regional aircraft, along with the competitive nature of the capacity purchase agreement bidding process, provide significant value to major airlines. According to the Regional Airline Association, we were the fourth largest regional airline in the United States in 2017, as measured by passenger enplanements, and our flights accounted for approximately 8.8% of all passengers carried on U.S. regional airlines.

Regional airlines play a daily, essential role in the U.S. air travel system. According to the Regional Airline Association, 41% of all scheduled passenger flights in the United States in 2017 were operated by regional airlines. Of all the U.S. airports with scheduled passenger service, 63% are served exclusively by regional airlines. Some of the most popular U.S. airports have more than half of their scheduled departures made by regional aircraft, including New York-LaGuardia, Philadelphia, Washington-Dulles, Charlotte, Houston-Bush and Chicago-O’Hare.

Our Competitive Strengths

We believe that our primary strengths are:

Low-Cost Operator. We believe that we are among the lowest cost operators of regional jet service in the United States. There are several key elements that contribute to our cost efficiencies:

•

Efficient Fleet Composition. We exclusively operate large regional aircraft with 70+ passenger seats on a single FAA certificate. Operating large regional aircraft allows us to enjoy unit cost advantages over smaller regional aircraft. Larger regional aircraft require less fuel and crew resources per passenger carried, and may also have maintenance cost efficiencies.

•

Cost Effective, Long-Term Collective Bargaining Agreements. Our pilots and flight attendants ratified new four-year collective bargaining agreements effective as of July 13, 2017 and October 1, 2017, respectively, which are among the longest in the regional airline industry and include labor rate structures through 2023 for our pilots and 2022 for our flight attendants. We believe that our collective bargaining agreements and favorable labor relationships are critical for pilot retention and will provide more predictable labor costs into 2023.

•

Low Corporate Overhead. Our general and administrative expenses per block hour have decreased by more than 32% over the five-year period ended September 30, 2018. We have significantly reduced our overhead costs by operating with a modest administrative and corporate team, offering cost-effective benefit programs and implementing automated solutions to improve efficiency.

•

Competitive Procurement of Certain Operating Functions. We have long-term maintenance agreements with expirations extending from December 2020 to December 2027 with AAR Aircraft Services, Inc. (“AAR”), GE Engine Services, LLC. (“GE”), StandardAero Limited (“StandardAero”), Aviall Services, Inc. (“Aviall”) and Bombardier Aerospace (“Bombardier”), respectively, to provide parts procurement, inventory and engine, airframe and component overhaul services. We expect that our long-term agreements with these and other strategic vendors will provide predictable high-quality and cost-effective solutions for most maintenance categories over the next several years.

Recruitment and Retention. We believe that we are well positioned to attract and retain qualified pilot candidates.

We believe our recent success in pilot recruiting will continue with the introduction of our Career Path Program (“CPP”) with United. In addition to offering competitive compensation, bonuses and benefits, we believe the following elements contribute to our recruiting advantage:

•

Career Path Program. In March 2018 we announced our CPP with United, which is designed to provide our qualified current and future pilots a path to employment as a pilot at United. We believe that our CPP will help us continue to attract qualified pilots, manage natural attrition and further strengthen our decades-long relationship with United.

•

Modern, Large-Gauged Regional Jets. We exclusively operate large regional aircraft with advanced flight deck avionics. We believe that pilot candidates prefer advanced flight deck avionics because they are similar to those found in the larger commercial aircraft types flown by major airlines.

•

Opportunities for Advancement. We believe that our career progression is among the most attractive in the regional airline industry. During fiscal 2018, our pilots had the opportunity to be promoted from first officer to captain in as little as 12 months.

•

Stable Labor Relations. Throughout our long operating history, we believe that we have had constructive relationships with our employees and their labor representatives. We have never been the subject of a labor strike or labor action that impacted our operations.

•

Enthusiastic and Supportive Culture. Our “pilots helping pilots” philosophy helps us attract, retain and inspire our next generation of pilots. Our team-oriented culture, as demonstrated by the mentorship of our senior pilots, is both encouraged and expected. We strive to create an environment for our personnel where open communication is customary and where we celebrate our successes together.

Stable, Long-Term Revenue-Guarantee Capacity Purchase Agreements. We have long-term capacity purchase agreements with American and United that extend beyond 2020 for 94 of our 144 aircraft in scheduled service (with 34 aircraft expiring between June and December 2019 and 16 aircraft expiring between January and August 2020, if not extended prior to contract expiration). Both of our capacity purchase agreements are “capacity purchase,” rather than revenue sharing arrangements. This contractual structure provides us with a predictable revenue stream and allows us to increase our profit margin to the extent that we are able to lower our operating costs below the costs anticipated by the agreements. In addition, we are not exposed to price fluctuations for fuel, certain insurance expenses, ground operations or landing fees as those costs are either reimbursed under our capacity purchase agreements or paid directly to suppliers by our major airline partners.

Fleet Exclusively Comprised of Large, Efficient Regional Jets. We exclusively operate large regional aircraft with 70+ passenger seats. These aircraft are the highest in demand across the regional airline industry and provide us with best-in-class operating efficiencies, providing our major airline partners greater flexibility in route structuring and increased passenger revenues. As of September 30, 2018, we had 145 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (76 seats)(1)	Canadair Regional Jet-700 (70 seats)	Canadair Regional Jet-900 (76-79 seats)	Canadair Regional Jet-200 (50 seats)(2)	Total
American Eagle	—	—	64	—	64
United Express	60	20	—	—	80
Subtotal	60	20	64	—	144
Unassigned	—	—	—	1	1
Total	60	20	64	1	145

(1)

In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. These aircraft were placed back in service in July 2018 and are reflected here.

(2)	CRJ-200 is an operational spare not assigned for service under our capacity purchase agreements.

Longstanding Relationships with American and United. We began flying for American, through its predecessor entities, in 1992 and United in 1991. Since 2013, we have added 26 aircraft to our American Capacity Purchase Agreement and 60 aircraft to our United Capacity Purchase Agreement.

Strong Recent Record of Operational Performance. We were ranked the number one regional airline for on-time performance by DOT Air Travel Consumer Report for three of the first nine months of 2018, which was equal to or better than any other regional airline. In addition, we believe that we were the number one regional airline for on-time performance in 2016 and 2017 based on a comparison of our internal data to publicly available DOT data for reporting airlines. Under our capacity purchase agreements, we may receive financial incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages.

Experienced, Long-Tenured Management Team. Our senior management team has extensive operating experience in the regional airline industry. Our Chief Executive Officer and President/Chief Financial Officer have served us in senior officer positions since 1998, and our management team has helped us navigate through and emerge successfully from bankruptcy in early 2011.

Our Business Strategy

Our business strategy consists of the following elements:

Maintain Low-Cost Structure. We have established ourselves as a low cost, efficient and reliable provider of regional airline services. We intend to continue our disciplined cost control approach through responsible outsourcing of certain operating functions, by flying large regional aircraft with associated lower maintenance costs and common flight crews across fleet types, and through the diligent control of corporate and administrative costs implementing company-wide efforts to improve our cost position. Additionally, we expect our long-term collective bargaining agreements to protect us from significant labor cost increases over the next five years. These efficiencies, coupled with the low average seniority of our pilots, has enabled us to compete aggressively on price in our capacity purchase agreement negotiations.

Attractive Work Opportunities. We believe our employees have been, and will continue to be, a key to our success. Our ability to attract, recruit and retain pilots has supported our industry-leading fleet growth. We intend to continue to offer competitive compensation packages, foster a positive and supportive work environment and provide opportunities to fly state-of-the-art, large-gauged regional jets to differentiate us from other carriers and make us an attractive place to work and build a career.

Maintain a Prudent and Conservative Capital Structure. We intend to continue to maintain a prudent capital structure. We believe that the strength of our balance sheet and credit profile will enable us to optimize terms with lessors and vendors and, when preferred by our major airline partners, allow us to procure and finance aircraft on competitive terms. We completed our initial public offering (“IPO”) in August 2018. We intend to use a portion of the IPO proceeds to purchase some of our leased aircraft. The purchase of these leased aircraft will allow us to lower our operating costs and avoid lease-related use restrictions and return conditions. We also intend to use a portion of the IPO proceeds to repay certain higher interest debt and refinance the balance at a reduced interest rate.

Minimize Tail Risk. We have structured our aircraft leases and financing arrangements to minimize or eliminate, as much as possible, so-called “tail risk,” which is the amount of aircraft-related lease obligations or projected negative equity existing beyond the term of that aircraft’s corresponding capacity purchase agreement. As of September 30, 2018, we had 18 aircraft with leases extending past the term of their corresponding capacity purchase agreements with an aggregate exposure of less than $33.0 million and no financing arrangements with projected negative equity. We intend to continue to align the terms of our aircraft leases and financing agreements with the terms of our capacity purchase agreements in order to maintain low “tail risk.”

Aircraft Fleet

We fly only large regional jets manufactured by Bombardier and Embraer S.A. (“Embraer”). Operating large regional aircraft allows us to enjoy operational, recruiting and cost advantages over other regional airlines that operate smaller regional aircraft.

The following table lists the aircraft we own and lease as of September 30, 2018:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	42	(1)	60	76
CRJ-900 Regional Jet	48	16		64	76/79
CRJ-700 Regional Jet	8	12		20	70
CRJ-200 Regional Jet	1	0		1	50
Total	75	70		145

(1)	These aircraft are owned by United and leased to us at nominal amounts.

The Bombardier and Embraer regional jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. We do not currently have any existing arrangements with Bombardier or Embraer to acquire additional aircraft.

Route Network

As of September 30, 2018, we served 110 airports throughout the United States, Canada, Mexico, Cuba and the Bahamas. Our flight schedules are structured to facilitate the connection of our passengers with the flights of our major airline partners at their hub airports and to maximize local and connecting service to other carriers. Under our American and United Capacity Purchase Agreements, market selection, pricing and yield management functions are performed by our respective major airline partners.

Capacity Purchase Agreements

Our capacity purchase agreements consist of the following:

•	Operation of CRJ-900 aircraft under our American Capacity Purchase Agreement; and
•	Operation of CRJ-700 and E-175 aircraft under our United Capacity Purchase Agreement.

The financial arrangement underlying our American and United Capacity Purchase Agreements includes a revenue-guarantee arrangement. Under the revenue-guarantee provisions of our capacity purchase agreements, our major airline partners pay us a fixed minimum monthly amount per aircraft under contract, plus additional amounts related to departures and block hours flown. We also receive direct reimbursement of certain operating expenses, including insurance. Other expenses, including fuel and ground operations are directly paid to suppliers by our major airline partners. We believe we are in material compliance with the terms of our capacity purchase agreements and enjoy good relationships with our major airline partners.

We benefit from our capacity purchase agreements and revenue guarantees because we are sheltered, to an extent, from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, fluctuations in number of passengers and fuel prices. However, we do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned or reductions in fuel prices. Our major airline partners retain all revenue collected from passengers carried on our flights. In providing regional flying under our capacity purchase agreements, we use the logos, service marks and aircraft paint schemes of our major airline partners.

The following table summarizes our available seat miles (“ASMs”) flown and contract revenue recognized under our capacity purchase agreements for our fiscal years ended September 30, 2018 and 2017, respectively:

	Year Ended September 30, 2018				Year Ended September 30, 2017
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)				(in thousands)
American	4,417,228	$359,467	¢	8.14	4,427,870	$354,614	¢	8.01
United	5,296,649	$279,797	¢	5.28	5,044,041	$264,084	¢	5.24
Total	9,713,877	$639,264	¢	6.58	9,471,911	$618,698	¢	6.53

American Capacity Purchase Agreement

As of September 30, 2018, we operated 64 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

Our American Capacity Purchase Agreement establishes minimum levels of flight operations. In prior periods, the FAA Qualification Standards (as defined below) have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. For our fiscal years ended September 30, 2018 and 2017, we issued credits of approximately $5.2 million and $6.0 million, respectively, under our American Capacity Agreement.

Our American Capacity Purchase Agreement will terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. American has the option to unilaterally extend the term of our American Capacity Purchase Agreement up to three times for one year each (on the same terms) with respect to certain aircraft by providing us prior written notice. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances including:

•	If either American or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;
•	Failure by us or American to perform the covenants, conditions or provisions of our American Capacity Purchase Agreement, subject to 15 days’ notice and cure rights;
•

If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the agreement;

•	If our controllable flight completion factor falls below certain levels for a specified period of time, subject to our right to cure; or
•	Upon a change in our ownership or control without the written approval of American.

In the event that American has the right to terminate our American Capacity Purchase Agreement, American may, in lieu of termination, withdraw up to an aggregate of 14 aircraft from service under our American Capacity Purchase Agreement. Upon any such withdrawal, American’s payments to us would be correspondingly reduced by the number of withdrawn aircraft.

As of September 30, 2018, American held 10.5% of our outstanding common stock (or 7.2% on a fully-diluted basis), which interest American received in exchange for an extension of our capacity purchase agreement during our bankruptcy proceeding.

United Capacity Purchase Agreement

As of September 30, 2018, we operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. We also receive a minimum profit margin based upon our operational performance. Under our United Capacity Purchase Agreement, United has purchased 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units (“APUs”) and component maintenance for the 42 E-175 aircraft owned by United.

Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement. During the temporary removal, we agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million as of September 30, 2018. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

Our United Capacity Purchase Agreement expires between June and December 2019 with respect to 34 CRJ-700 and E-175 aircraft, between January and August 2020 with respect to 16 E-175 aircraft, and between 2021 and 2028 with respect to 30 of our E-175 aircraft, subject to United’s early termination rights and right to extend (on the same terms) for a total of four additional two-year terms. We intend to work with United to extend our United Capacity Purchase Agreement with respect to these aircraft, but there can be no assurance that we will be able to extend the agreement at acceptable rates, on acceptable terms, or at all.

Our United Capacity Purchase Agreement is subject to early termination under various circumstances noted above and including:

•	By United if certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
•

By United if we fail to perform the material covenants, agreements, terms or conditions of our United Capacity Purchase Agreement or similar agreements with United, subject to thirty (30) days’ notice and cure rights;

•	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement; or
•	By United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

Maintenance and Repairs

A key element of our business and low-cost strategy is the responsible outsourcing of certain aircraft maintenance and other operating functions. We use competitive bidding among qualified vendors to procure these services on the best possible terms. In March 2014, August 2015 and January 2017, we entered into long-term maintenance contracts with AAR to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet. Under these agreements, AAR provides maintenance and engineering services on any aircraft that we designate during the term of the agreement, along with access to spare parts inventory pool in exchange for a fixed monthly fee. Our agreements with AAR expire in 2026, unless earlier terminated for cause. We have not experienced difficulty obtaining spare parts on a timely basis for our aircraft fleet. As of September 30, 2018, $51.0 million of parts inventory was consigned to us by AAR under long-term contracts that is not reflected on our balance sheet.

In July 2012, we entered into a heavy check maintenance contract with Bombardier, to perform heavy check maintenance on our CRJ-700 and CRJ-900 aircraft, which extends through November 2020.

In July 2013, we entered into an engine maintenance contract with GE to perform heavy maintenance on certain CRJ-700 and CRJ-900 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with GE’s spare parts catalog for engines. The engine maintenance contract extends through 2024.

In 2014, we entered into a ten-year contract with Aviall to provide maintenance and repair services on the wheels, brakes and tires of our CRJ-700 and CRJ-900 aircraft. Under the agreement, we pay Aviall a fixed “cost per landing” fee for all landings of our aircraft during the term of the agreement, which fee is subject to annual adjustment based on increases in the cost of labor and component parts. As of September 30, 2018, $7.1 million of parts inventory was consigned to us by Aviall under long-term contracts that is not reflected on our balance sheet.

We entered into an engine maintenance contract with StandardAero, which became effective on June 1, 2015, to perform heavy maintenance on certain CRJ-700 and CRJ-900 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with GE’s spare parts catalog for engines. The engine maintenance contract extends through 2020.

Apart from our outsourcing of certain maintenance functions, we have a FAA mandated and approved maintenance program. Our maintenance technicians undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. We categorize our line maintenance into four stations and each line maintenance station is categorized by the scope and complexity of work performed. Line maintenance is performed in Dallas, Houston, Phoenix and Washington, D.C. and represents the majority of and most extensive maintenance we perform.

Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 28 months, on average across our fleet. Engine overhauls and engine performance restoration events are quite extensive and can take two months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. We expect to begin the initial planned engine maintenance overhauls on our new engine fleet approximately four to six years after the date of manufacture and introduction into our fleet, with subsequent engine maintenance every four to six years thereafter. Due to our current fleet size, we believe outsourcing all of our heavy maintenance, engine restoration and major part repair, is more economical than performing this work using our internal maintenance team.

Competition

We consider our competition to be those U.S. regional airlines that currently hold or compete for capacity purchase agreements with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Endeavor Air, Inc. (owned by Delta) (“Endeavor”); Envoy Air, Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines, Inc. (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.) (“Horizon”); SkyWest Inc., parent of SkyWest Airlines, Inc. and ExpressJet Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

Major airlines typically offer capacity purchase arrangements to regional airlines on the basis of the following criteria: availability of labor resources; proposed contract economic terms; reliable and on-time flight operations; corporate financial resources including ability to procure and finance aircraft; customer service levels; and other factors.

Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our reliance on capacity purchase agreements with revenue-guarantee provisions, but the renewal and continued profitability of these partnerships with our major airline partners is not guaranteed.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased utilization of our aircraft in the summer months and are unfavorably affected by increased fleet maintenance and by inclement weather during the winter months.

Aircraft Fuel

Our capacity purchase agreements provide that our major airline partners source, procure and directly pay third-party vendors for all fuel used in the performance of those agreements. Accordingly, we do not recognize fuel expenses or revenues for flying under our capacity purchase agreements and we face very limited exposure to fuel price fluctuations.

Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties and our major airline partners under the terms of our capacity purchase agreements. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; workers’ compensation and employer’s liability; and war risk (terrorism). Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.

Employees

As of September 30, 2018, we employed approximately 3,412 employees, consisting of 1,358 pilots or pilot recruits, 1,287 flight attendants, 55 flight dispatchers, 426 mechanics and 286 employees in administrative roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

FAA regulations require pilots to have an Airline Transport Pilot (“ATP”) license with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random, and post-accident drug testing.

The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. During fiscal 2017, we experienced higher than average turnover as a result of pilot wage increases at certain other regional air carriers and expanded hiring by major carriers. Should the turnover of employees, particularly pilots, sharply increase, the result will be significantly higher training costs than otherwise would be necessary and we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our capacity purchase agreements. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees.

As of September 30, 2018, approximately 77.5% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Expiration
Pilots	1,358	Air Line Pilots Association	7/13/2021	(1)
Flight Attendants	1,287	Association of Flight Attendants	10/1/2021	(2)
Dispatchers	55	N/A
Mechanics	426	N/A
Administrative	286	N/A

(1)	On July 13, 2017, our pilots ratified a new four-year collective bargaining agreement.
(2)	On October 1, 2017, our flight attendants also ratified a new four-year collective bargaining agreement.

The Railway Labor Act (“RLA”) governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (“NMB”) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table above sets forth our employee groups and status of the collective bargaining agreements.

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety of our operations. Some of the safety and security measures we have taken with our major airline partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: dispatch, flight operations and maintenance.

The TSA and the U.S. Customs and Border Protection, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from U.S. international flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We are currently in compliance with all directives issued by such agencies. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, equipment and facilities are exercised throughout the operation.

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Warehouse	Dulles. Washington	Leased	1,475
Hangar	Houston, Texas	Leased	74,524
Parts/Stores	Phoenix, Arizona	Leased	12,000
Training Center	Phoenix, Arizona	Leased	23,783
Hangar	Phoenix, Arizona	Leased	22,467
Warehouse	Tucson, Arizona	Leased	4,676
Warehouse	Dallas, Texas	Leased	3,420
Hangar	Dulles, Washington	Leased	27,235
Crew Lounge	Louisville, Kentucky	Leased	1,171
Crew Lounge	Dulles, Washington	Leased	1,834

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2025 and May 31, 2025, respectively.

We believe our facilities are suitable and adequate for our current and anticipated needs.

Foreign Ownership

Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and regulations currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in the Federal Aviation Act, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions. As of September 30, 2018, there were outstanding warrants to purchase 10,614,990 shares of our common stock, with an exercise price of $0.004 per share.  There were 250,000 warrants to purchase shares of our common stock with an exercise price of $3.20 per share that were terminated in June 2018. The warrants are not exercisable in violation of the restrictions imposed by federal law requiring that no more than 24.9% of our stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens.

Government Regulation

Aviation Regulation

The DOT and FAA have regulatory authority over air transportation in the United States and all international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.

The U.S. government has negotiated “open skies” agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a recently implemented liberalized bilateral air transport agreements which the DOT has determined has all of the attributes of an “open skies” agreement. Our flights to Canada, Cuba and the Bahamas are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S., Mexican, Canadian, Cuban or Bahamian aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing “open skies” agreements or volatility in U.S., Mexican, Canadian, Cuban or Bahamian aviation polices because our major airline partners control route selection and scheduling under our capacity purchase agreements.

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAR-121 air carrier certificate.

Airport Access

Flights at three major domestic airports are regulated through allocations of landing and takeoff authority (i.e., “slots” and “operating authorizations”) or similar regulatory mechanisms, which limit take-offs and landings at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms at two of the airports we serve, Ronald Reagan Washington National Airport (DCA) in Washington, D.C. and New York’s LaGuardia Airport (LGA). In addition, John Wayne Airport (SNA) in Orange County, California, has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations, which are obtained by our major airline partners.

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, air carriers, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, capacity purchase disclosure and undisclosed display bias, and is reviewing new guidelines to address the transparency of airline non-ticket fees and refunding baggage fees for delayed checked baggage. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

Environmental Regulation

We are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Other Regulations

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. Labor relations in the airline industry are generally governed by the RLA. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.

The U.S. government and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Corporate Information

We are a Nevada corporation with our principal executive office in Phoenix, Arizona.  We were founded in 1982 and reincorporated in Nevada in 1996.  In addition to operating Mesa Airlines, we also wholly own Mesa Air Group-Airline Inventory Management, LLC. (“MAG-AIM”), an Arizona limited liability company, which was established to purchase, distribute and manage Mesa Airlines’ inventory of spare rotable and expendable parts.  MAG-AIM’s financial results are reflected in our consolidated financial statements.

Our principal executive offices are located at 410 North 44th Street, Suite 700, Phoenix, Arizona 85008, and our telephone number is (602) 685-4000.  Our website is located at www.mesa-air.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

Mesa Airlines, the Mesa Airlines logo and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property.  This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies.  We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”).  We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://investor.mesa-air.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.mesa-air.com, and our investor relations website, investor.mesa-air.com.  This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders.  The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing.  Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

In July 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the “FAA Qualification Standards”). The FAA Qualification Standards, which became effective in August 2013, require first officers to hold an ATP certificate, requiring 1,500 hours total flight time as a pilot. Previously, first officers were required to have only a commercial pilot certificate, which required 250 hours of flight time. The rule also mandates stricter rules to minimize pilot fatigue. The FAA Qualification Standards (and associated regulations) have dramatically reduced the supply of qualified pilot candidates and has had a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations. To address the diminished supply of qualified pilot candidates, regional airlines, including us, implemented significant pilot wage and bonus increases. The impact of the FAA Qualification Standards (and associated regulations) has substantially increased our labor costs and may continue to negatively impact our operations and financial condition.

In prior periods, the FAA Qualification Standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our American Capacity Purchase Agreement, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. For our fiscal year ended September 30, 2018, we issued credits of approximately $5.2 million under our American Capacity Agreement. Also, in February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, we may need to request reduced flight schedules with our major airline partners and incur monetary performance penalties under our capacity purchase agreements.

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

We derive all of our operating revenue from our capacity purchase agreements with our major airlines partners. American accounted for approximately 54% and 56% of our total revenue for our fiscal years ended September 30, 2018 and 2017, respectively. United accounted for approximately 46% and 44% of our revenue for our fiscal years ended September 30, 2018 and 2017, respectively. A termination of either our American or our United capacity purchase agreement would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

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

Our United Capacity Purchase Agreement expires between June and December 2019 with respect to 20 CRJ-700 and 14 E-175 aircraft, between January and August 2020 with respect to 16 E-175 aircraft, and between 2022 and 2028 with respect to 30 of our E-175 aircraft. We are currently in negotiations with United with respect to the 20 CRJ-700 aircraft expiring between August and December 2019. We cannot predict the outcome of these negotiations and there can be no assurance that we will be able to extend these aircraft at acceptable rates, on acceptable terms, or at all. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving us notice of 90 days or more. Our United Capacity Purchase Agreement is also subject to termination prior to expiration, subject to our right to cure, in various circumstances including if our controllable flight completion factor or departure performance falls below certain levels for a specified period of time.

If our capacity purchase agreements with American or United were terminated or not renewed, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. Neither American nor United are under any obligation to renew their respective capacity purchase agreements with us. A termination or expiration of either of these agreements would likely have a material adverse effect on our financial condition, cash flows, ability to satisfy debt and lease obligations, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other airline partners, or, alternatively, obtain the airport facilities, gates, ticketing and ground services and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute capacity purchase arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independently from our major airline partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us at that point.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.

As a result of the FAA Qualification Standards, the supply of qualified pilots has been dramatically reduced. This shortage of pilots has driven up our pilot salaries and sign-on bonuses and resulted in a material increase in our labor costs. A continued shortage of pilots could require us to further increase our labor costs, which would result in a material reduction in our earnings.

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

Continued challenges with hiring, training and retaining replacement pilots may lead to reduced utilization levels of our aircraft and additional penalties under our capacity purchase agreements and our operations and financial results could be materially and adversely impacted. Additionally, our major airline partners may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major airline partners. Reduced utilization levels of our aircraft or other changes to our schedules under our capacity purchase agreements would adversely impact our financial results.

If our major airline partners experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

We may be directly affected by the financial and operating strength of our major airline partners. Any events that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our major airline partners, such partner may seek to reduce, or be unable to make, the payments due to us under their capacity purchase agreement. In addition, in some cases, they may reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, our partners are not required to schedule any specified level of flight operations for our aircraft. If any of our other current or future major airline partners become bankrupt, our capacity purchase agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

Our major airline partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on our major airline partners electing to contract with us instead of operating their own regional jets or operating their own “captive” regional airlines through wholly owned subsidiaries. Currently, the captive regional airlines include Endeavor (owned by Delta), Envoy (owned by American), PSA (owned by American), Piedmont (owned by American) and Horizon (owned by Alaska). These major airlines possess the financial and other resources to acquire and operate their own regional jets, create or grow their own captive regional airlines or acquire other regional air carriers instead of entering into contracts with us. In particular, American, which procures approximately 40% of its regional flying from its wholly owned regional subsidiaries, has expressed a goal of increasing their share to a majority of American’s regional flying over time. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us, or renew their existing agreements with us, instead of operating their own regional jets, allocating flying to their captive regional airlines or entering into relationships with competing regional airlines. A decision by American or United to phase out or limit our capacity purchase agreements or to enter into similar agreements with our competitors could have a material adverse effect on our business, financial condition or results of operations.

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

The airline business is capital intensive and, as a result, we are highly leveraged. As of September 30, 2018, we had approximately $930.2 million in total long-term debt including $9.7 million of capital lease obligations. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore not reflected in our consolidated balance sheets. During our fiscal years ended September 30, 2018, 2017 and 2016, our principal debt service payments totaled $222.2 million, $153.0 million and $75.5 million, respectively, and our principal aircraft lease payments totaled approximately $64.6 million, $107.0 million and $70.0 million, respectively.

We have significant lease obligations with respect to our aircraft, which aggregated to approximately $207.9 million and $316.1 million at September 30, 2018 and 2017, respectively. At September 30, 2018, we had 28 aircraft under lease (excluding aircraft leased from United), with an average remaining term of 5.5 years. As of September 30, 2018, future minimum lease payments due under all long-term operating leases were approximately $218.7 million and debt service obligations were $1,130.5 million, respectively, including capital lease obligations.

We are subject to various financial covenants under our financing agreements and leases with, among others, CIT Bank, N.A. (“CIT”), Export Development Canada (“EDC”) and RASPRO Trust 2005, as pass-through trust (“RASPRO”) that are typical for credit facilities and leases of this size, type, and tenor. Our ability to make additional borrowings under our credit facility depends upon satisfaction of these covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control. Our failure to comply with obligations under our credit facility could result in an event of default under the facilities. A default, if not cured or waived, could prohibit us from obtaining further loans under our credit facilities and permit the lenders thereunder to accelerate payment of their loans. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If our debt is accelerated, we cannot be certain that we will have funds available to pay the accelerated debt or that we will have the ability to refinance the accelerated debt on terms favorable to us, or at all. If we could not repay or refinance the accelerated debt, we could be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration, or insolvency would likely have a material and adverse effect on our business. See “We are required to comply with certain ongoing financial and other covenants under certain credit facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness” for a discussion of our financial and other covenants.

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

Under (i) the credit and guaranty agreement with CIT (“CIT Revolving Credit Facility”), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) a credit agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, and (iii) the aircraft lease facility (“RASPRO Lease Facility”) with RASPRO we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full.

Failure to comply with the terms of these credit facilities and financing arrangements and the ongoing financial and other covenants thereunder would result in an event of default (as defined in the applicable credit facility and financing agreement) and, to the extent the applicable lenders so elect, an acceleration of our existing indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Acceleration of such indebtedness would also trigger cross-default clauses under our other indebtedness. It could also result in the termination of all commitments to extend further credit under the CIT Revolving Credit Facility. We currently do not have sufficient liquidity to repay all of our outstanding debt in full if such debt were accelerated. If we are unable to pay our debts as they come due, or obtain waivers for such payments, our secured lenders could foreclose on any of our assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of September 30, 2018, we had approximately $1,250.8 million of property and equipment and related assets, net of accumulated depreciation, of which, $1,048.4 million relates to owned aircraft. In accounting for these long lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

The amounts we receive under our capacity purchase agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2018, approximately $42.6 million, or 7.0%, of our operating costs under our capacity purchase agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major airline partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our revenue-guarantee arrangements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2018, approximately 77.5% of our workforce was represented by labor unions, including the Air Line Pilots Association, International (“ALPA”) and the Association of Flight Attendants (“AFA”). On July 13, 2017, our pilots, represented by the ALPA, ratified a new four-year collective bargaining agreement. Similarly, on October 1, 2017, our flight attendants, represented by the AFA, ratified a new four-year collective bargaining agreement. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these to not be material, but any current or future dispute could become material.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

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

We face tail risk in that we have aircraft lease commitments that extend beyond our existing capacity purchase agreement contractual terms on certain aircraft.

We currently have aircraft with leases extending past the term of their corresponding capacity purchase agreement with an aggregate exposure of less than $33.0 million. We may not be successful in extending the flying contract terms on these aircraft with our major airline partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated capacity purchase agreement, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft’s lessor. In connection with this, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major airline partner but reach an agreement to place an aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

We may incur substantial maintenance costs as part of our leased aircraft return obligations.

Our aircraft lease agreements contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred and may be materially different than our projections. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.

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

We depend upon Bombardier and Embraer as the sole manufacturers of our aircraft and GE as the sole manufacturer of our aircraft engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or GE to provide sufficient parts or related maintenance and support services to us in a timely manner, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircrafts or engines.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 2.9, 12.0 and 14.7 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results and financial condition.

If we face problems with any of our third-party service providers, our operations could be adversely affected.

Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on AAR and Aviall to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet and GE to provide engine support. Our agreements with AAR, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of AAR, Aviall or GE to provide sufficient parts or related maintenance and support services to us in a timely manner.

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

We rely on a limited number of aircraft types, including CRJ-700, CRJ-900 and E-175 airccraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results.

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

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, which expire in 2027-2037 and 2019-2038, respectively, with approximately $20.1 million of state net operating loss carryforwards that expired in 2018 which had a full valuation allowance. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. In addition, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows. See “—Our corporate charter limits certain transfers of our stock, which limits are intended to preserve our ability to use our net operating loss carryforwards, and these limits could have an effect on the market price of our common stock.”

We may not be able to successfully implement our growth strategy.

Our growth strategy includes, among other things, providing regional flying to other airlines and/or entering into the cargo and express shipping business. We face numerous challenges in implementing our growth strategy, including our ability to:

•	provide regional flying to other airlines with hub cities that overlap with our existing airline partners; and
•	enter into relationships with third parties to carry their cargo on terms that are acceptable to us.

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

Our business strategy includes the implementation of our major airline partners’ brand and product in order to increase customer loyalty and drive future ticket sales. In addition, we also receive certain amounts under our United Capacity Purchase Agreement based upon the results of passenger satisfaction surveys. However, we may experience a high number of passenger complaints related to, among other things, our customer service. These complaints, together with delayed and cancelled flights, and other service issues, are reported to the public by the DOT. If we do not meet our major airline partners’ expectations with respect to reliability and service, our and our major airline partners’ brand and product could be negatively impacted, which could result in customers deciding not to fly with our major airline partners or with us. If we are unable to provide consistently high-quality customer service, it could have an adverse effect on our relationships with our major airline partners.

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

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease; any of which could have a material adverse effect on our business, results of operations and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. There are additional proposals before Congress that would treat a wide range of consumer protection issues, including, among other things, proposals to regulate seat size, which could increase the costs of doing business.

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

Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.

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

As of September 30, 2018, we had outstanding warrants to purchase an aggregate of 10,614,990 shares of our common stock, all of which were originally issued to non-U.S. citizens who were claimholders in our bankruptcy proceedings in order to maintain compliance with restrictions imposed by federal law on foreign ownership of U.S. airlines. Any future warrant exercises by our existing warrant holders will be dilutive to our existing common shareholders. All of the shares of common stock issuable upon exercise of our warrants will be freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”). Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.

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

As of September 30, 2018, we had outstanding warrants to purchase 10,614,990 shares of our common stock with an exercise price of $0.004 per share. We are currently in compliance with all applicable foreign ownership restrictions.

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

The transfer restrictions contained in our second amended and restated articles of incorporation may impair or prevent a sale of common stock by a shareholder and may adversely affect the price at which a shareholder can sell our common stock. In addition, this limitation may have the effect of delaying or preventing a change in control of the Company, creating a perception that a change in control cannot occur or otherwise discouraging takeover attempts that some shareholders may consider beneficial, which could also adversely affect the market price of our common stock. We cannot predict the effect that this provision in our second amended and restated articles of incorporation may have on the market price of our common stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We have not historically paid dividends on shares of our common stock and do not expect to pay dividends on such shares in the foreseeable future. Additionally, our RASPRO Lease Facility and GECAS Lease Facility contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future leases and financing instruments, business prospects and such other factors as our Board of Directors deems relevant, including restrictions under applicable law. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

We are an “emerging growth company,” and the reduced disclosure and regulatory requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We may take advantage of these reduced requirements until we are no longer an “emerging growth company,” which will occur upon the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO (i.e. September 30, 2023), (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

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

We became a public company in August 2018. As a result, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

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

Being a public company has also increased the cost of our director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs in the future to obtain similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our board committees, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could suffer, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.

We will be required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ending September 30, 2019. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or at all.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of September 30, 2018, our fleet available for scheduled service consisted of the following aircraft:

					Scheduled	Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	42	60	76	2,100	530	2.9
CRJ-900 Regional Jet	48	16	64	76/79	1,500	530	12.0
CRJ-700 Regional Jet	8	12	20	70	1,600	530	14.7
CRJ-200 Regional Jet	1	—	1	50	1,500	530	24.7
Total	75	70	145

Several factors may impact our fleet size throughout our fiscal 2019 and thereafter, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is our fiscal 2019 outlook on our fleet by aircraft type. Our actual future fleet size and mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

•

CRJ-900s – As of September 30, 2018, we operated 64 CRJ-900 aircraft under our American Capacity Purchase Agreement. Our American Capacity Purchase Agreement will expire with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. American has the option to unilaterally extend the term of our American Capacity Purchase Agreement up to three times for one year each (on the same terms) with respect to certain aircraft by providing us prior written notice. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances.

•

CRJ-700s – As of September 30, 2018, we operated 20 CRJ-700 aircraft under our United Capacity Purchase Agreement. Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more.

•

E-175s – As of September 30, 2018, we operated 60 E-175 aircraft under our United Capacity Purchase Agreement. Our United Capacity Purchase Agreement expires between June 2019 and August 2020 with respect to 30 of the E-175 aircraft (owned by United), subject to United’s early termination rights. United also has the right to extend the term of these aircraft under our United Capacity Purchase Agreement for four additional two-year terms (for a maximum of eight years). In addition, 18 of the E-175 aircraft (owned by us) operating under our United Capacity Purchase Agreement expire between January 2028 and November 2028, subject to United’s early termination rights. During our fiscal 2017, we agreed with United to expand our United Capacity Purchase Agreement to include, subject to early termination rights, 12 additional E-175 aircraft (purchased by United), the last of which entered service in January 2018. These additional E-175 aircraft have a five-year term under our United Capacity Purchase Agreement, subject to United’s right to extend for up to four additional two-year terms (for a maximum of eight additional years). Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us 90 days notice.

•	CRJ-200s – As of September 30, 2018, we operated one CRJ-200 aircraft as an operational spare.

Facilities

In addition to aircraft we have office and maintenance facilities to support our operations.  Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Warehouse	Dulles. Washington	Leased	1,475
Hangar	Houston, Texas	Leased	74,524
Parts/Stores	Phoenix, Arizona	Leased	12,000
Training Center	Phoenix, Arizona	Leased	23,783
Hangar	Phoenix, Arizona	Leased	22,467
Warehouse	Tucson, Arizona	Leased	4,676
Warehouse	Dallas, Texas	Leased	3,420
Hangar	Dulles, Washington	Leased	27,235
Crew Lounge	Louisville, Kentucky	Leased	1,171
Crew Lounge	Dulles, Washington	Leased	1,834

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2025 and May 31, 2025 respectively.

We believe our facilities are suitable and adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2018, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol “MESA” since August 10, 2018.  Prior to that date, there was no public market for our common stock.

Holders of Record

As of November 30, 2018 we had 66 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The transfer agent and registrar for our common stock is ComputerShare Trust Company, N.A.

Stock Split

On August 8, 2018 we filed a Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of our common stock; and (ii) increased the authorized number of shares of our common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

Dividends

We have not declared or paid any cash dividends on our capital stock.  We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year ended September 30, 2018.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on August 10, 2018, and ends on September 30, 2018, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on August 10, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Months Ending
Company Name/Index	8/10/2018	8/31/2018	9/30/2018
Mesa Air Group, Inc.	$100.00	$117.36	$117.96
NASDAQ Composite	100.00	103.53	102.80
NASDAQ Transportation Index	100.00	102.71	103.70

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None

Use of Proceeds

On August 9, 2018, the SEC declared our registration statement on Form S-1 (File No. 333-226173) effective for our IPO.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 10, 2018, pursuant to Rule 424 (b)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.  SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data.  We derived our selected consolidated statements of operations data for our fiscal years ended September 30, 2018, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of September 30, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for our fiscal years ended September 30, 2015 and 2014 and consolidated balance sheet data as of September 30, 2016, September 30, 2015 and September 30, 2014 have been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2018	2017	2016	2015	2014 (1)
	(in thousands, except per share data)
Operating revenues	$681,595	$643,576	$587,836	$506,099	$436,025
Operating income	72,648	100,294	56,758	79,235	40,855
Net income (loss)	33,255	32,828	14,920	38,999	18,764

Net income per share
Basic (2)	$2.46	$3.01	$1.56	$5.03	$2.53
Diluted (2)	$1.32	$1.40	$0.62	$1.61	$0.82

Weighted-average common shares outstanding
Basic	13,516,199	10,918,527	9,558,242	7,749,665	7,425,165
Diluted	25,171,175	23,385,778	24,082,114	24,161,935	22,983,286

Total assets	$1,472,388	$1,357,649	$1,283,230	$863,401	$721,044
Current assets	197,917	145,839	105,167	121,903	128,899
Long-term debt, net of current maturities	760,177	803,874	803,115	471,790	370,032
Stockholders' equity	374,467	222,224	189,151	171,844	132,138
Cash dividends declared per common share	$—	$—	$—	$—	$—
Non-GAAP financial data:
Adjusted EBITDA (3)	$163,806	$160,828	$103,159	$122,506	$73,805
Adjusted EBITDAR (3)	$232,698	$233,379	$174,794	$191,589	$154,747

(1)	Our operations data for our fiscal years ended September 30, 2014 include results from our historical go! operations. We operated go! as an inter-island air carrier in Hawaii from 2006 to 2014.
(2)	See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the basic and diluted earnings per share.
(3)

We define Adjusted EBITDA as earnings before interest, income taxes, and depreciation and amortization, adjusted for the impact of revaluation of liability awards and lease termination costs. We define Adjusted EBITDAR as earnings before interest, income taxes, depreciation and amortization and aircraft rent, adjusted for the impact of revaluation of liability awards and lease termination costs. Adjusted EBITDA and Adjusted EBITDAR are included as supplemental disclosure because our senior management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, our working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and (vi) Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements and other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted

EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitablility. Accordingly, you are cautioned not to place undue reliance on this information.

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Year Ended September 30,
	2018	2017	2016
	(in thousands)
Reconciliation:
Net income	$33,255	$32,828	$14,920
Income tax (benefit) expense	(17,426)	20,874	9,926
Income before taxes	$15,829	$53,702	$24,846
Revaluation of liability awards(1)	11,084	—	—
Lease termination costs(2)	15,109	—	—
Adjusted income before taxes	42,022	53,702	24,846
Interest expense	56,867	46,110	32,618
Interest income	(114)	(32)	(325)
Depreciation and amortization	65,031	61,048	46,020
Adjusted EBITDA	163,806	160,828	103,159
Aircraft rent	68,892	72,551	71,635
Adjusted EBITDAR	232,698	233,379	174,794

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

Selected Operating Data

The following table summarizes certain operating data that we believe are useful indicators of our operating performance for our fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014, respectively. The definitions of certain terms related to the airline industry used in the table can be found under “Selected Financial Data - Glossary of Airline Terms” below.

	Year Ended September 30,
	2018		2017	2016	2015	2014 (1)
Operating Data
Block hours		410,974	395,083	368,468	308,681	225,720
Departures		227,978	221,990	208,399	172,033	140,165
Passengers		13,556,774	13,005,844	12,497,424	10,632,903	8,520,917
Available seat miles—ASMs (thousands)		9,713,877	9,471,911	8,823,595	7,356,450	4,932,516
Revenue passenger miles—RPMs (thousands)		7,699,065	7,392,688	7,019,586	6,019,316	4,103,834
Contract revenue per available seat mile— CRASM (in cents)	¢	6.58	¢ 6.53	¢ 6.45	¢ 6.54	¢ 8.26
Operating cost per available seat mile — CASM (in cents)	¢	6.27	¢ 5.74	¢ 6.02	¢ 5.80	¢ 8.01
Average stage length (miles)		560	561	557	565	475
Regional aircraft
Owned		75	66	64	47	40
Leased		28	37	37	37	37
Leased from United		42	37	30	30	7
Total Aircraft		145	140	131	114	84
E-175		60	55	46	30	7
CRJ-900		64	64	64	63	57
CRJ-700		20	20	20	20	20
CRJ-200		1	1	1	1	1
Employees (FTE)		3,412	3,132	3,102	2,766	2,186

(1)	Our operations data for our fiscal year ended September 30, 2014 include results from our historical go! operations. We operated go! as an inter-island air carrier in Hawaii from 2006 to 2014.

Glossary of Airline Terms

Set forth below is a glossary of industry terms used in this Annual Report on Form 10-K:

“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Average aircraft” means the average number of aircraft used in flight operations, as calculated on a daily basis.

“Average stage length” means the average number of statute miles flown per flight segment.

“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

“CASM” or “unit costs” means operating expenses divided by ASMs.

“CRASM” means contract revenue divided by ASMs.

“DOT” means the United States Department of Transportation.

“FAA” means the United States Federal Aviation Administration.

“FTE” means full-time equivalent employee.

“Load factor” means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs).

“NMB” means the National Mediation Board.

“Pass-Through Revenue” means costs from our major airline partners under our capacity purchase agreements that we equally recognize as both a revenue and an expense, including passenger and hull insurance, aircraft property taxes, landing fees, catering and certain maintenance costs related to our E-175 aircraft.

“Revenue Passenger Miles” or “RPMs” means the number of miles traveled by paying passengers.

“TSA” means the United States Transportation Security Administration.

“Utilization” means the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular capacity purchase agreement by (ii) the maximum number of block hours that could be flown during such month under the particular capacity purchase agreement.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward‑looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements below.  Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Annual Report on Form 10-K, particularly in the sections “Cautionary Notes Regarding Forward-Looking Statements” above and Part I, Item 1A. “Risk Factors” above.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 110 cities in 39 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American and United. We have a significant presence in several of our major airline partners’ key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2018, we operated a fleet of 145 aircraft with approximately 730 daily departures. We operate 64 CRJ-900 aircraft under our American Capacity Purchase Agreement and 20 CRJ-700 and 60 E-175 aircraft under our United Capacity Purchase Agreement. For our fiscal year ended September 30, 2018, approximately 44% of our aircraft in scheduled service were operated for American and approximately 56% were operated for United. All of our operating revenue in our 2018, 2017 and 2016 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

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

2018 Financial Highlights

For our fiscal year ended September 30, 2018, we had total operating revenues of $681.6 million, a 5.9% increase, compared to $643.6 million for our fiscal year ended September 30, 2017.  Net income for our fiscal year ended September 30, 2018 was $33.3 million, or $1.32 per diluted share, compared to net income of $32.8 million, or $1.40 per diluted share, for our fiscal year ended September 30, 2017.  Our fiscal 2018 results include a $22.0 million benefit related to the revaluation of our net deferred tax liability and other tax liabilities as a result of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted into law in December 2017.

We recorded two one-time non-cash adjustments in fiscal 2018. The first was $15.1 million of lease termination expense related to our acquisition of nine CRJ-900 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”). The second adjustment resulted from an increase in the value of our stock appreciation rights (“SARs”) driven by an increase in the fair value of our common stock and a change in accounting methodology from the intrinsic value method to fair value method. This second non-cash adjustment resulted in a general and administrative expense of $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology during fiscal 2018.

During our 2018 fiscal year, we added five E175 aircraft to our fleet, increasing our fleet size to 145 aircraft. In addition, we increased our completed block hours by 15,891, or 4.0%, compared to our fiscal year ended September 30, 2017.

Initial Public Offering

On August 14, 2018, we completed our IPO in which we issued and sold 9,630,000 shares of our common stock at a public offering price of $12.00 per share. On September 11, 2018, we sold an additional 1,344,500 shares at a price of $12.00 per share pursuant to a partial exercise of the underwriters' option to purchase additional shares. Of the 1,344,500 shares sold pursuant to the option, 723,985 were purchased from us and the remaining 620,515 shares were purchased directly from selling shareholders.  The aggregate gross proceeds to us from the IPO were approximately $124.2 million. We received $111.7 million in net proceeds after deducting $8.7 million of underwriting discounts and commissions and $3.8 million in offering costs.

Industry Trends

We believe our operating and business performance is driven by various factors that typically affect regional airlines and their markets, including trends which affect the broader airline and travel industries, though our capacity purchase agreements reduce our exposure to fluctuations in certain trends.  The following key factors may materially affect our future performance.

Availability and Training of Qualified Pilots. On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new airline pilots from 250 hours to 1,500 hours of flight time. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. To address the diminished supply of qualified pilot candidates, regional airlines implemented significant pilot wage and bonus increases.

In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots and resulted in being unable to provide flight services at or exceeding the minimum flight operating levels expected by our major airline partners. However, in July 2017, we reached a new four-year collective bargaining agreement with our pilots that provides increases in our pilots’ wages, premium pay for flying on scheduled days off and competitive signing bonuses for prospective new pilots. Following the ratification of our new collective bargaining agreement, our average number of new pilot applications per month during our 2018 fiscal year exceeded pilot attrition. Our results of operations may be negatively impacted if we are unable to hire and train our pilots in a timely manner.

Pilot Attrition. In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other regional air carriers, the growth of cargo, low-cost and ultra low-cost carriers and the number of pilots at major airlines reaching the statutory mandatory retirement age of 65 years. If our actual pilot attrition rates are materially different than our projections, our operations and financial results could be materially and adversely affected.

Economic Conditions, Challenges and Risks

Market Volatility. The airline industry is volatile and affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. The effect of economic cycles and trends may be somewhat mitigated by our reliance on capacity purchase agreements. If, however, any of our major airline partners experiences a prolonged decline in the number of passengers or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future capacity purchase agreements, or materially reduce our scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the rates, number of aircraft or utilization under our capacity purchase agreements.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2018, approximately 77.5% of our workforce was represented by the ALPA and AFA. Our pilots and flight attendants ratified new four-year collective bargaining agreements during calendar 2017. The agreements include rate increases for three years and two years, respectively, after the amendable dates. The new agreements are amendable following their four-year term and include labor rate structures for two years (flight attendants) and three years (pilots), respectively, after the amendable dates. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

Competition. The airline industry is highly competitive. We compete principally with other regional airlines. Major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Our ability to renew our existing agreements and earn additional flying opportunities in the future will depend, in significant part, on our ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, Bombardier, GE and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2018, $58.1 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 2.9, 12.0 and 14.7 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. Over the past five years, we have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements.

We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

Aircraft Leasing and Finance Determinations. We have generally funded aircraft acquisitions through a combination of operating leases and debt financing. Our determination to lease or finance the acquisition of aircraft may be influenced by a variety of factors, including the preferences of our major airline partners, the strength of our balance sheet and credit profile and those of our major airline partners, the length and terms of the available lease or financing alternatives, the applicable interest rates, and any lease return conditions. When possible, we prefer to finance aircraft through debt rather than operating leases, due to lower operating costs, extended depreciation period, opportunity for aircraft equity, absence of lease return conditions and greater flexibility in renewing the aircraft under our capacity purchase agreements with our major airline partners after paying off the principal balance.

Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing an aircraft lease with debt financing). The purchase of leased aircraft allows us to lower our operating costs and avoid lease-related use restrictions and return conditions.

As of September 30, 2018, we had 70 aircraft in our fleet under lease, including 42 E-175 aircraft owned by United and leased to us at nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.

We are also subject to lease return provisions that require a minimum portion of eligible flight time for certain components remain when the aircraft is returned at the lease expiration.  We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Additionally, operating leases are not reflected on our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. See “Recent Accounting Pronouncements” below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in our 2020 fiscal year.

See “Risk Factors” for a discussion of these factors and other risks.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased utilization of our aircraft in the summer months and are unfavorably affected by increased fleet maintenance and by inclement weather during the winter months.

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations.

Operating Revenues

Our consolidated operating revenues consist primarily of contract revenue flight services as well as pass-through and other revenues.

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

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements, including aircraft repositioning and maintenance. As of September 30, 2018, all aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major airline partners. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements.

Maintenance. Maintenance includes costs related to engine overhauls, airframe, landing gear and normal recurring maintenance, which includes pass-through maintenance costs related to our United-owned E-175 aircraft, as well as maintenance-related lease return obligations on our leased aircraft when the expense is probable and can be reasonably estimated. We record these expenses using the direct expense method of accounting, wherein the expense is recognized when the maintenance work is completed, or over the repair period, if materially different. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary significantly from period to period.

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

Other (Expense) Income, Net

Our other (expense) income, net consists of the following items:

Interest Expense. Interest expense is interest on our debt to finance purchases of aircraft, engines, equipment as well as debt financing costs amortization.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Other Expense. Other expense includes expense derived from activities not classified in any other area of the consolidated statements of income, including write-offs of miscellaneous third-party fees.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2018 and 2017

We had operating income of $72.6 million in our fiscal year ended September 30, 2018, compared to operating income of $100.3 million in our fiscal year ended September 30, 2017. In our 2018 fiscal year, we had net income of $33.3 million compared to net income of $32.8 million in our 2017 fiscal year. Our operating results for our fiscal year ended September 30, 2018 reflected an increase in contract revenue primarily related to the addition of 12 E-175 aircraft under our United Capacity Purchase Agreement, which was partially offset by reduced flying in our CRJ-900 and CRJ-700 fleet. We also experienced an increase in flight operations expense driven by an increase in pilot training and related expenses and an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training.

Our maintenance expense decreased due to the timing of significant engine overhaul events, which occurred less frequently during our fiscal year ended September 30, 2018 than during our fiscal year ended September 30, 2017.

We recorded two one-time non-cash adjustments in our fiscal year ended September 30, 2018. The first adjustment was $15.1 million of lease termination expense related to our acquisition of nine CRJ-900 aircraft, which were previously leased under our GECAS Lease Facility. The second adjustment related to an increase in the value of our SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to fair value method. These changes resulted in a general and administrative expense of $11.1 million.

Operating Revenues

	Year Ended September 30,
	2018		2017		Change
Operating revenues ($ in thousands):
Contract		$639,264		$618,698		$20,566	3.3%
Pass-through and other		42,331		24,878		17,453	70.2%
Total operating revenues		$681,595		$643,576		$38,019	5.9%

Operating data: (1)
Available seat miles—ASMs (thousands)		9,713,877		9,471,911		241,966	2.6%
Block hours		410,974		395,083		15,891	4.0%
Revenue passenger miles—
RPMs (thousands)		7,699,065		7,392,688		306,377	4.1%
Average stage length (miles)		560		561		(1)	(0.2)%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.58	¢	6.53	¢	0.05	0.8%
Passengers		13,556,774		13,005,844		550,930	4.2%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under “Glossary of Airline Terms’ in Part II, Item 6 “Selected Financial Data” above.

Total operating revenue increased by $38.0 million, or 5.9%, during our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. Contract revenue increased by $20.6 million, or 3.3%, primarily due to an increase in flying with our expanded E-175 fleet and higher block hour compensation.  Our block hours flown during our fiscal year ended September 30, 2018 increased 4.0%, compared to our fiscal year ended September 30, 2017, due to increased flying on our E-175 fleet, which was partially offset by reduced flight schedules caused by increased pilot training times. Our pass-through and other revenue increased during our fiscal year ended September 30, 2018 by $17.5 million, or 70.2%, primarily due to pass-through maintenance costs related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2018	2017	Change
Operating expenses ($ in thousands):
Flight operations	$209,065	$155,516	$53,549	34.4%
Fuel	498	766	(268)	(35.0)%
Maintenance	193,164	210,729	(17,565)	(8.3)%
Aircraft rent	68,892	72,551	(3,659)	(5.0)%
Aircraft and traffic servicing	3,541	3,676	(135)	(3.7)%
General and administrative	53,647	38,996	14,651	37.6%
Depreciation and amortization	65,031	61,048	3,983	6.5%
Lease termination	15,109	—	15,109	100.0%
Total operating expenses	$608,947	$543,282	$65,665	12.1%

Operating data:
Available seat miles—ASMs (thousands)	9,713,877	9,471,911	241,966	2.6%
Block hours	410,974	395,083	15,891	4.0%
Average stage length (miles)	560	561	(1)	(0.2)%
Departures	227,978	221,990	5,988	2.7%

Flight Operations. Flight operations expense increased $53.5 million, or 34.4%, to $209.1 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily driven by an increase in pilot training related expenses, an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training and additional pilot and flight attendant wages due to the additional flying, as well as our new collective bargaining agreements.

Fuel. Fuel expense decreased $0.3 million, or 35.0%, to $0.5 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. The decrease was primarily driven by a reduced number of ferry flights for maintenance events and maintenance fuel in our Phoenix hub. All fuel costs related to flying under our capacity purchase agreements during our fiscal years ended September 30, 2018 and 2017 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $17.6 million, or 8.3%, to $193.2 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This decrease was primarily driven by a decrease in engine overhaul expense, rotable and expendable parts expense and labor and other expense. This decrease was partially offset by an increase in component contracts expense and other pass-through expense. During our 2018 fiscal year, $12.3 million of engine overhaul expenses were reimbursable by our major airline partners. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $16.7 million during our fiscal 2018, compared to fiscal 2017.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017	Change
	(in thousands)
Engine overhaul	$38,869	$63,719	$(24,850)	(39.0)%
Pass-through engine overhaul	12,341	270	12,071	4,470.7%
C-check	14,048	17,755	(3,707)	(20.9)%
Pass-through C-check	7,456	4,889	2,567	52.5%
Component contracts	33,221	31,671	1,550	4.9%
Rotable and expendable parts	23,989	26,098	(2,109)	(8.1)%
Other pass-through	8,019	6,003	2,016	33.6%
Labor and other	55,221	60,324	(5,103)	(8.5)%
Total	$193,164	$210,729	$(17,565)	(8.3)%

Aircraft Rent. Aircraft rent expense decreased $3.7 million, or 5.0%, to $68.9 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This decrease was attributable to a $0.3 million increase in engine rent and a $3.9 million decrease in aircraft lease expense due to purchasing nine CRJ-900 aircraft, previously leased under the GECAS Lease Facility, in June 2018.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.1 million, or 3.7%, to $3.5 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This decrease was primarily due to a decrease in interrupted trip expense which was partially offset by higher pass-through regulatory charges. For our fiscal years ended September 30, 2018 and 2017, 53.0% and 46.5%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $14.7 million, or 37.6%, to $53.6 million for our year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily related to a one-time, non-cash $11.1 million expense related to an increase in the value of our SARs associated with an increase in fair value of our common stock. The remainder of the variance was due to an increase in audit fees, property taxes and fees associated with restructuring the RASPRO Lease Facility.

Depreciation and Amortization. Depreciation and amortization expense increased $4.0 million, or 6.5%, to $65.0 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily attributable to an increase in depreciation expense related to our purchase of spare engines and aircraft depreciation related to the purchase of the nine CRJ-900 aircraft, previously leased under the GECAS Lease Facility, in June 2018.

Lease Termination. Lease termination expense increased $15.1 million, or 100%, for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was related to our acquisition of nine CRJ-900 aircraft, previously leased under the GECAS Lease Facility, in June 2018.

Other Expense

Other expense increased $10.2 million, or 22.0%, to $56.8 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily due to an increase in interest expense of $8.7 million related to the financing of 23 spare engines, the financing of nine CRJ-900 aircraft, previously leased under the GECAS Lease Facility, in June 2018, the refinancing of fifteen CRJ-900 aircraft, our line of credit with CIT, a deferment of certain payments under the RASPRO Lease Facility, engine overhaul financing and higher London InterBank Offered Rate (“LIBOR”) rates. Our expenses related to debt financing amortization were also higher in our fiscal 2018 by $1.9 million, which was attributable to legal and commitment fees incurred in connection with our aircraft and engine financing, as well as aircraft debt refinancing.

Income Taxes

In our fiscal year ended September 30, 2018, our effective tax rate was (110.1%) compared to 38.9% in our fiscal year ended September 30, 2017. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of ($17.4) million and an income tax provision of $20.9 million for the years ended September 30, 2018 and 2017, respectively.

The income tax provision for our fiscal year ended September 30, 2018 resulted in an effective tax rate of (110.1%), which differed from the U.S. federal statutory rate of 35% through December 31, 2017 and 21% as of January 1, 2018 primarily due to a remeasurement of our net deferred tax liability due to federal tax law changes and the adoption of Accounting Standards Update 2016-09. Other factors include changes in the valuation allowance against state net operating losses, expired state attributes and state apportionment and statutory rates.

The income tax provision for our fiscal year ended September 30, 2017 resulted in an effective tax rate of 38.9%, which differs from the U.S. federal statutory rate of 35% primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

On December 22, 2017, the President signed the Tax Act into law. The Tax Act incorporates several new provisions that will have an impact on our financial statements. Most notably, the Tax Act decreased the federal statutory rate to 24.5% for our fiscal year ended September 30, 2018, and 21% for our fiscal years ending September 30, 2019 and forward. The decrease in federal statutory rate resulted in a net tax benefit due to the remeasurement of our net deferred tax liability. The change in our future effective tax rate is not anticipated to have an effect on our taxes until all of our U.S. federal net operating losses and credits have been utilized.

Additional provisions of the Tax Act that may impact our financial statements include: 100% expensing of qualified property placed in service after September 27, 2017 and before January 1, 2023; refundable minimum tax credits over a four-year period; a limit on net interest expense deductions of 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter; and a limit on the net operating losses incurred in tax years beginning after December 31, 2017 that taxpayers may use to offset their taxable income of up to 80% in a given year. These net operating losses are allowed to be carried forward indefinitely.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, which expire in 2027-2037 and 2019-2038, respectively, with approximately $20.1 million of state net operating loss carryforwards that expired in 2018.

See Note 11: “Income Taxes” in the notes to the audited consolidated financial statements included elsewhere in this Annual Report of Form 10-K.

Comparison of our Fiscal Years Ended September 30, 2017 and 2016

We had operating income of $100.3 million in our fiscal year ended September 30, 2017 compared to operating income of $56.8 million in our fiscal year ended September 30, 2016. In our fiscal 2017, we had net income of $32.8 million compared to net income of $14.9 million in our fiscal 2016. Our operating results for our fiscal year ended September 30, 2017 reflected an increase in contract revenue primarily related to the addition of seven E-175 aircraft under our United Capacity Purchase Agreement, along with a reduction in maintenance expense due to the timing of significant maintenance events, including engine overhauls, which occurred less frequently in our fiscal 2017 than in our fiscal 2016.

Our fiscal 2017 financial results reflected the execution of our strategy to add additional aircraft pursuant to our capacity purchase agreements while maintaining cost discipline. In our fiscal 2017, we were able to increase our block hour compensation from our major airline partners in addition to adding seven E-175 aircraft to our fleet. We also ratified a new four-year collective bargaining agreement, which allowed us to maintain competitive labor costs, which are consistently among our largest expenses.

Operating Revenues

	Year Ended September 30,
	2017		2016		Change
Operating revenues ($ in thousands):
Contract		$618,698		$569,373		$49,325	8.7%
Pass-through and other		24,878		18,463		6,415	34.7%
Total operating revenues		$643,576		$587,836		$55,740	9.5%
Operating data:
Available seat miles—ASMs (miles in thousands)		9,471,911		8,823,595		648,316	7.3%
Block hours		395,083		368,468		26,615	7.2%
Revenue passenger miles—RPMs (miles in thousands)		7,392,688		7,019,586		373,102	5.3%
Average stage length (miles)		561		557		4	0.7%
Contract revenue per available seat mile— CRASM (in cents)	¢	6.53	¢	6.45	¢	0.08	1.2%
Passengers		13,005,844		12,497,424		508,420	4.1%

Total operating revenue increased by $55.7 million, or 9.5%, during our fiscal year ended September 30, 2017, as compared to our fiscal year ended September 30, 2016. Contract revenue increased by $49.3 million, or 8.7%, primarily due to the addition of seven new E-175 aircraft to our fleet in our fiscal 2017 and higher block hour compensation, primarily driven by the aircraft added to our fleet. In addition, we added 16 E-175 aircraft to our fleet between the second and fourth quarters of our fiscal 2016, which more directly impacted our contract revenue during our fiscal 2017. Our block hours flown during our fiscal 2017 increased 7.2% over our fiscal 2016, primarily due to the additional E-175 aircraft. Our pass-through and other revenue increased during our fiscal 2017 by $6.4 million, or 34.7%, primarily due to pass-through maintenance costs related to our E-175 aircraft fleet.

Operating Expenses

	Year Ended September 30,
	2017		2016		Change
Operating expenses ($ in thousands):
Flight operations		$155,516		$141,422		$14,094	10.0%
Fuel		766		753		13	1.7%
Maintenance		210,729		225,130		(14,401)	(6.4)%
Aircraft rent		72,551		71,635		916	1.3%
Aircraft and traffic servicing		3,676		3,936		(260)	(6.6)%
General and administrative		38,996		42,182		(3,186)	(7.6)%
Depreciation and amortization		61,048		46,020		15,028	32.7%
Total operating expenses		$543,282		$531,078		$12,204	2.3%
Operating data:
Available seat miles—ASMs (miles in thousands)		9,471,911		8,823,595		648,316	7.3%
Block hours		395,083		368,468		26,615	7.2%
Average stage length (miles)		561		557		4	0.7%
Departures		221,990		208,399		13,591	6.5%
Operating cost per available seat mile—CASM (in cents)	¢	5.74	¢	6.02	¢	(0.28)	(4.7)%

Flight Operations. In our fiscal 2017 year, flight operations expense increased by $14.1 million, or 10.0%, to $155.5 million, from $141.4 million during our fiscal 2016. This increase was primarily driven by $11.5 million in additional wages, taxes and benefits under our new collective bargaining agreements, and an increase in our block hours flown.

Fuel. Fuel expense remained relatively consistent during our fiscal year ended September 30, 2017, compared to our fiscal year ended September 30, 2016. All fuel costs related to flying under our capacity purchase agreements during our 2017 and 2016 fiscal years were directly paid to suppliers by our major airline partners.

Maintenance. In our 2017 fiscal year, aircraft maintenance costs decreased by $14.4 million, or 6.4%, during our fiscal year ended September 30, 2017, compared to our fiscal year ended September 30, 2016. This decrease was primarily driven by a $26.9 million decrease in engine overhaul expense due to the timing of significant maintenance events, including engine overhauls, which occurred less frequently in our fiscal 2017 than in our fiscal 2016. That decrease was partially offset by an increase of $9.5 million in aircraft maintenance costs related to performing more “C” maintenance checks (“C-checks”) during our fiscal 2017 than during our fiscal 2016. Total pass-through maintenance expense reimbursed by our major airline partners increased by $7.4 million during our fiscal year ended September 30, 2017 compared to our fiscal year ended September 30, 2016.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2017 and 2016:

	Year Ended September 30,
	2017	2016	Change
	(in thousands)
Engine overhaul	$63,719	$90,890	$(27,171)	(29.9)%
Pass-through engine overhaul	270	—	270	0.0%
C-check	17,755	13,185	4,570	34.7%
Pass-through C-check	4,889	—	4,889	0.0%
Component contracts	31,671	31,702	(32)	(0.1)%
Rotable and expendable parts	26,098	27,160	(1,062)	(3.9)%
Other pass-through	6,003	3,728	2,275	61.0%
Labor and other	60,324	58,464	1,860	3.2%
Total	$210,729	$225,130	$(14,401)	(6.4)%

Aircraft Rent. In our fiscal 2017, aircraft rent expense increased by $0.9 million, or 1.3%, to $72.6 million from $71.6 million in our fiscal 2016. This increase was attributable to a $1.5 million manufacturer lease credit that expired in December 2015, and was partially offset by a $0.6 million increase in engine rent.

Aircraft and Traffic Servicing. In our fiscal 2017, aircraft and traffic servicing expense decreased by $0.3 million, or 6.6%, to $3.7 million from $3.9 million in our fiscal 2016. The decrease is primarily due to a reduction in interrupted trip expenses and international navigation fees compared to our fiscal 2016. For our fiscal years ended September 30, 2017 and 2016, 46.5% and 42.6% respectively, of our aircraft and traffic servicing expense were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $3.2 million, or 7.6%, during our fiscal year ended September 30, 2017, compared to our fiscal year ended September 30, 2016. This decrease was primarily related to a decrease in insurance costs of $1.1 million and a decrease in wages and employee related expense of $2.1 million.

Depreciation and Amortization. In our 2017 fiscal year, depreciation and amortization expense increased by $15.0 million, or 32.7% during our fiscal year ended September 30, 2017, compared to our fiscal year ended September 30, 2016. This increase was due to an increase of $9.8 million in aircraft depreciation due to placing 16 E-175 aircraft into service during 2016, which resulted in partial depreciation in our fiscal 2016. This increase was also attributable to an increase of $4.4 million in spare engine depreciation due to purchasing additional spare engines during our fiscal 2017.

Other Expense

Other expense increased by $14.7 million, during our fiscal year ended September 30, 2017, compared to our fiscal year ended September 30, 2016 due to an increase in aircraft interest expense of $7.3 million related to the financing of 16 E-175 aircraft between the second and fourth quarter of our fiscal 2016, along with an increase in interest expense of $5.5 million related to the financing of 20 spare engines. Our expenses related to debt financing amortization were also higher during our fiscal year ended September 30, 2017 by $0.8 million, as a result of legal and commitment fees incurred in connection with the financing of aircraft engines and the acquisition of E-175 aircraft.

Income Taxes

In our fiscal year ended September 2017, our effective tax rate was 38.9%, compared to 40.0% in our fiscal 2016. Our tax rate can vary depending on the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of $20.9 million and an income tax provision of $9.9 million for our fiscal years ended September 30, 2017 and 2016, respectively.

This income tax provision for our fiscal year ended September 30, 2017 resulted in an effective tax rate of 38.9%, which differed from the U.S. federal statutory rate of 35%, primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

This income tax provision for our fiscal year ended September 30, 2016 resulted in an effective tax rate of 40.0%, which differed from the U.S. federal statutory rate of 35%, primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

See Note 11: “Income Taxes” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Non-GAAP Measures and Reconciliations

We present Adjusted EBITDA and Adjusted EBITDAR in this Annual Report on Form 10-K, which are not recognized financial measures under accounting principles generally accepted in the United States of America (“GAAP”), as supplemental disclosures because our senior management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2018	2017	2016
	(in thousands)
Reconciliation:
Net income	$33,255	$32,828	$14,920
Income tax (benefit) expense	(17,426)	20,874	9,926
Income before taxes	$15,829	$53,702	$24,846
Revaluation of liability awards(1)	11,084	—	—
Lease termination costs(2)	15,109	—	—
Adjusted income before taxes	42,022	53,702	24,846
Interest expense	56,867	46,110	32,618
Interest income	(114)	(32)	(325)
Depreciation and amortization	65,031	61,048	46,020
Adjusted EBITDA	163,806	160,828	103,159
Aircraft rent	68,892	72,551	71,635
Adjusted EBITDAR	232,698	233,379	174,794

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

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize the CIT Revolving Credit Facility, pursuant to which the lenders names therein (the “CIT Lenders”) have committed to lend to Mesa Airlines MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million.  This facility was paid down with proceeds from our IPO on August 14, 2018 but remains available until the facility matures on August 12, 2019.

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

Prior to our IPO, our operations had been financed primarily by cash flow from operating activities and funds from external borrowings. As of September 30, 2018, we had $123.2 million in cash and cash equivalents and marketable securities. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock as well as 723,985 shares of common stock from the exercise of the over-allotment option granted to the underwriters, which was exercised on September 11, 2018 at a price to the public of $12.00 per share. We received proceeds of $111.7 million, net of underwriting discounts and commissions and estimated offering costs.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. During our fiscal year ended September 30, 2018, we paid $118.0 million in capital expenditures primarily related to the purchase of nine CRJ-900 aircraft, which were previously leased, and eight spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing, have historically been approximately 1.2% to 1.5% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2018, our principal sources of liquidity were cash and cash equivalents and marketable securities of $123.2 million. In addition, we had restricted cash of $3.8 million as of September 30, 2018. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2018, we also had $803.8 million in secured indebtedness incurred in connection with our financing of 74 total aircraft. Our primary uses of liquidity are capital expenditures, aircraft pre-delivery payments and debt repayments. As of September 30, 2018, we had $154.0 million of short-term debt, excluding capital leases, and $766.5 million of long-term debt excluding capital leases.

Sources of cash for our fiscal year ended September 30, 2018 were primarily cash flows from operations of $118.9 million as well as IPO proceeds of $111.7 million. The positive cash flow from operations was driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of September 30, 2018, we had $3.8 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker’s compensation insurance and other business needs. Pursuant to the agreement, $3.8 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$118,939	$74,727	$104,492
Net cash used in investing activities	(138,827)	(84,122)	(491,127)
Net cash provided by financing activities	66,411	28,497	365,848
Net increase (decrease) in cash and cash equivalents	46,523	19,102	(20,787)
Cash and cash equivalents at beginning of period	56,788	37,686	58,473
Cash and cash equivalents at end of period	$103,311	$56,788	$37,686

Net Cash Flow Provided By Operating Activities

During our fiscal year ended September 30, 2018, our cash flow provided by operating activities of $118.9 million reflected our growth and execution of our strategic initiatives. We had net income of $33.3 million adjusted for the following significant non-cash items: depreciation and amortization of $65.0 million, amortization of stock-based compensation of $12.9 million, deferred income taxes of $(17.9) million, amortization of unfavorable lease liabilities and deferred credits of $(11.0) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $4.6 million and lease termination expense of $15.1 million. We had net change of $16.4 million within other net operating assets and liabilities largely driven by accrued compensation liability and other accrued liabilities during our fiscal year ended September 30, 2018.

During our fiscal year ended September 30, 2017, our cash flow provided by operating activities of $74.7 million reflects our growth and execution of our strategic initiatives. We had net income of $32.8 million adjusted for the following significant non-cash items: depreciation and amortization of $61.0 million, amortization of stock-based compensation of $1.3 million, deferred income taxes of $20.5 million, amortization of unfavorable lease liabilities and deferred credits of $(10.6) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.7 million. We had net outflows of $33.9 million within other net operating assets and liabilities largely driven by aircraft lease payments during our fiscal year ended September 30, 2017.

During our fiscal year ended September 30, 2016, our cash flow provided by operating activities of $104.5 million reflects our growth and execution of our strategic initiatives. We had net income of $14.9 million adjusted for the following significant non-cash items: depreciation and amortization of $46.0 million, amortization of stock-based compensation of $1.5 million, deferred income taxes of $9.5 million, amortization of unfavorable lease liabilities and deferred credits of $(9.6) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.0 million. We had a net increase of $39.1 million within other net operating assets and liabilities largely driven by timing of payments made on aircraft leases, engine repair work and other payables during our fiscal year ended September 30, 2016.

Net Cash Flows Used In Investing Activities

During our fiscal year ended September 30, 2018, our net cash flow used in investing activities was $(138.8) million. We invested $118.0 million in nine aircraft, eight spare engines and aircraft improvements.

During our fiscal year ended September 30, 2017, our net cash flow used in investing activities was $(84.1) million. We invested $84.5 million in 15 spare engines and aircraft improvements, offset partially by returns of equipment deposits.

During our fiscal year ended September 30, 2016, our net cash flow used in investing activities was $(491.1) million. We invested $490.1 million in 18 E-175 aircraft, four spare engines and aircraft improvements.

Net Cash Flows Provided By Financing Activities

During our fiscal year ended September 30, 2018, our net cash flow provided by financing activities was $66.4 million. We received $187.7 million in proceeds from long-term debt primarily related to purchasing nine aircraft, refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $222.2 million of principal repayments on long-term debt during our fiscal 2018. We received $111.7 million, net of issuance costs, in proceeds from the issuance of our common stock.  We also incurred $5.9 million of costs related to debt financing and $5.0 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2017, our net cash flow provided by financing activities was $28.5 million. We received $185.9 million in proceeds from long-term debt primarily related to spare aircraft engine and aircraft engine kit financing. We made $153.0 million of principal repayments on long-term debt and incurred $3.4 million of costs related to debt financing and $1.0 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2016, our net cash flow provided by financing activities was $365.9 million. We received $452.8 million in proceeds from long-term debt primarily related to aircraft financing. We made $75.5 million of principal repayments on long-term debt and incurred $10.1 million of costs related to debt financing and $1.4 million of costs related to the repurchase of shares of our common stock.

Commitments and Contractual Obligations

As of September 30, 2018, we had $1,353.7 million of long-term debt (including principal and projected interest obligations) and capital and operating lease obligations (including current maturities). This amount consisted of $979.0 million in notes payable related to owned aircraft used in continuing operations, $139.2 million in notes payable related to spare engines and engine kits, $12.2 million in capital leases and $0.1 million outstanding under our working capital line of credit. As of September 30, 2018, we also had $223.2 million of operating lease obligations primarily related to aircraft flown under our capacity purchase agreements. Our long-term debt obligations set forth below include an aggregate of $200.3 million in projected interest costs through our fiscal 2028.

The following table sets forth our cash obligations as of September 30, 2018:

		Payment Due for Year Ending September 30,
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Aircraft notes	$978,993	$159,864	$154,154	$148,717	$132,713	$82,049	$301,496
Engine notes	139,181	43,981	35,950	28,318	29,803	1,129	—
Operating lease obligations	223,248	68,537	48,722	46,525	31,184	13,727	14,553
Working capital line of credit	133	133	—	—	—	—	—
Capital Leases	12,170	2,040	2,540	2,640	2,640	2,310	—
Total	$1,353,725	$274,555	$241,366	$226,200	$196,340	$99,215	$316,049

As of September 30, 2018, we had variable rate notes representing 65.2% of our total long-term debt.  Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. As of September 30, 2018, we had 28 aircraft on lease (excluding aircraft leased from United) with remaining lease terms up to 5.5 years. Future minimum lease payments due under all long-term operating leases were approximately $218.7 million as of September 30, 2018.

RASPRO Lease Facility. On September 23, 2005, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. On each of March 10, 2014, June 5, 2014 and December 8, 2017, the RASPRO Lease Facility was amended to defer certain payments of basic rent (the “Deferred Amounts”). Until the principal of and accrued interest on the Deferred Amounts are paid in full, (i) we and Mesa Airlines are prohibited from paying any dividends to holders of our common stock, (ii) we are prohibited from repurchasing any of our warrants or other equity interests, (iii) Mesa Airlines must maintain available a minimum of $10 million of cash, cash equivalents and availability under lines of credit, (iv) Mesa Airlines must provide RASPRO with periodic monthly, quarterly and annual reports containing certain financial information and forecasted engine repair costs and (v) we must maintain a minimum debt-to-assets ratio.

Pursuant to the December 2017 amendment referenced above, we deferred $29.3 million of payments originally due in December 2017 through March 2018. Deferred Amounts are charged 7.5% interest per annum and are due for repayment in December 2021. As of September 30, 2018, we were in compliance with the covenants in the RASPRO Lease Facility.

GECAS Lease Facility. On May 27, 2014, Mesa Airlines, as lessee, entered into an aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor, governing the lease of 17 of our CRJ-700 and CRJ-900 aircraft. The obligations under the GECAS Lease Facility are guaranteed by us, and basic rent is paid monthly on each aircraft. In consideration for the lease, we issued a warrant to purchase 250,000 shares of our common stock to GE Capital Aviation Services LLC (the “GE Warrant”), which we mutually agreed to terminate in connection with our purchase of nine CRJ-900 aircraft that we previously leased under the GECAS Lease Facility. The GECAS Lease Facility requires Mesa Airlines and us to maintain a balance of unrestricted cash of not less than $10 million and prohibited us from paying dividends to holders of our common stock prior to September 30, 2018 without the prior written consent of the GECAS Lease Facility parties. As of September 30, 2018, we were in compliance with these covenants.

As more fully described under “Aircraft Notes” below, on June 26, 2018, we purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million and terminated the GE Warrant.

Capital Leases

On February 7, 2018, Mesa Airlines, as lessee, entered into two agreements for the lease of two spare aircraft engines (the “Engine Leases”). Basic rent on the engines is paid monthly and at the end of the lease term. In November 2022, Mesa Airlines will have the option to purchase the engines for $935,230. The Engine Leases are reflected as debt obligations of $9.7 million on our balance sheet as of September 30, 2018. The Engine Leases set forth specific redelivery requirements and conditions, but do not contain operational or financial covenants.

Working Capital Line of Credit

In August 2016, we, as guarantor, our wholly owned subsidiaries, Mesa Airlines and MAG-AIM, as borrowers, CIT, as administrative agent, and the lenders party thereto, entered into the CIT Revolving Credit Facility, pursuant to which the CIT Lenders committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million. The borrowers’ and guarantor’s obligations under the CIT Revolving Credit Facility are secured primarily by a first priority lien on certain engines, spare parts and related collateral, including engine warranties and proceeds of the foregoing. The CIT Revolving Credit Facility contains affirmative, negative and financial covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the CIT Revolving Credit Facility, restrict our ability and the ability of Mesa Airlines and MAG-AIM and their subsidiaries to: (i) enter into, create, incur, assume or suffer to exist any liens; (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; (iii) sell assets; (iv) enter into transactions with affiliates; (v) amend certain material agreements and organizational documents; (vi) make consolidated unfinanced capital expenditures; or (viii) maintain a consolidated interest and rental coverage ratio above the amount specified in the CIT Revolving Credit Facility. On April 27, 2018, we entered into an amendment to the CIT Revolving Credit Facility to lower the consolidated interest and rental coverage ratio through the end of the term of the agreement. As of September 30, 2018, we were in compliance with the financial covenants under the CIT Revolving Credit Facility. The CIT Revolving Credit Facility also includes customary events of defaults, including but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults; (vi) change of control; and (vii) revocation of instructions with respect to certain controlled accounts.

On August 14, 2018, we paid down the outstanding balance on the CIT Revolving Credit Facility of $25.7 million. The CIT Revolving Credit Facility matures on August 12, 2019.  As of September 30, 2018, there were no borrowings outstanding under this facility.  Funds available under the CIT Revolving Credit Facility are subject to certain administrative and commitment fees, and funds under the facility bear interest at LIBOR plus a margin of 4.25%

Engine Notes

Spare Engine Facility. In December 2016, Mesa Airlines, as borrower, Obsidian Agency Services, Inc., as security trustee, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (the “Engine Financing Lenders”) entered into a credit agreement (the “Spare Engine Facility”) pursuant to which the Engine Financing Lenders committed to lend to Mesa Airlines term loans in the aggregate principal amount of up to approximately $99.1 million. In February 2018, the parties amended the Spare Engine Facility to increase the commitment of the Engine Financing Lenders by an additional aggregate principal amount of up to approximately $4.1 million.

Mesa Airlines’ obligations under the Spare Engine Facility are secured primarily by a first priority lien on certain engines acquired with the proceeds of the Spare Engine Facility and related collateral, including engine warranties and proceeds of the foregoing. The Spare Engine Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the Spare Engine Facility, restrict the ability of Mesa Airlines to:

(i) enter into, create, incur, assume or suffer to exist any liens; and (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets. As of September 30, 2018, we were in compliance with these covenants. The Spare Engine Facility also includes customary events of defaults, including, but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; and (iii) material adverse changes.

There are four tranches of debt under the Spare Engine Facility, which mature between January 2022 and February 2023. As of September 30, 2018, $88.2 million of borrowings were outstanding under the Spare Engine Facility. Funds drawn under the Spare Engine Facility bear interest at the rate of 7.25% per annum plus the greater of (a) 0.5% or (b) the Eurodollar rate. The facility will be repaid periodically according to amortization schedules, with the entire remaining outstanding principal balance to be paid on the applicable maturity date. As of September 30, 2018, $88.2 million of borrowings were outstanding under this facility, and $91.3 million of Mesa Airlines’ equipment was pledged under this facility.

EDC Credit Facilities. In August 2015, Mesa Airlines, as borrower, and EDC, as lender entered into a credit agreement (the “EDC 2015 Credit Facility”) pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $11.0 million. The borrower’s obligations under the EDC 2015 Credit Facility are unsecured and guaranteed by us. The EDC 2015 Credit Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the EDC 2015 Credit Facility, restrict our ability to: (i) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; or (ii) sell assets. The EDC 2015 Credit Facility also includes customary events of defaults, including, but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults of Mesa Airlines or of specified carriers; and (vi) termination or material adverse change in the terms of any code sharing agreement. Each note matures on the date that is five years after such note was issued. As of September 30, 2018, $4.4 million of borrowings were outstanding under this facility. As of September 30, 2018, we were in compliance with the covenants described above.

Funds drawn under the EDC 2015 Credit Facility are subject to certain arrangement and commitment fees, and funds drawn under the facility bear interest at (i) LIBOR plus a margin of 2.66% plus a margin benchmark of 0.41% or (ii) a fixed amount based on a swap rate of floating rate debt to fixed rate debt, plus a margin of 2.66% and plus a margin benchmark of 0.58%. Installment payments must be made on each note issued under this facility.

In January 2016, Mesa Airlines, as borrower, and EDC, as lender, entered into a credit agreement (the “EDC January 2016 Credit Facility”) pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $37.0 million. The borrower’s obligations under the EDC January 2016 Credit Facility are secured by the underlying equipment and guaranteed by us. The EDC January 2016 Credit Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the EDC January 2016 Credit Facility, restrict our ability to: (i) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of our assets; or (ii) sell assets. The EDC January 2016 Credit Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio at the end of each fiscal quarter above the amount specified in the agreement. As of September 30, 2018, we were in compliance with these covenants.

The EDC January 2016 Credit Facility also includes customary events of default, including, but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults of Mesa Airlines or of specified carriers; (vi) termination or material adverse change in the terms of any code sharing agreement; and (vii) breach or termination of our agreement with StandardAero. Each note matures on the date that is three to four years after such note was issued. As of September 30, 2018, $15.0 million of borrowings were outstanding under this facility.

Funds drawn under the EDC January 2016 Credit Facility are subject to certain arrangement and commitment fees, and funds drawn under the facility bear interest at (i) LIBOR plus a margin of, initially, 2.49% plus a margin benchmark of 0.47% or (ii) a fixed amount based on a swap rate of floating rate debt to fixed rate debt plus a margin of, initially, 2.49% plus a margin benchmark of 0.68%. Installment payments must be made on each note issued under this facility.

On April 30, 2018, Mesa Airlines and EDC amended the EDC January 2016 Credit Facility to, among other things, lower the required fixed charge ratio covenant through the end of the term of the agreement and provide for mandatory principal prepayments of $1 million per quarter over the next five fiscal quarters, beginning on September 30, 2018.

In June 2016, Mesa Airlines, as borrower, and EDC, as lender, entered into a credit agreement (the “EDC June 2016 Credit Facility”) pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $25.0 million. The borrower’s obligations under the EDC June 2016 Credit Facility are unsecured and guaranteed by us. The EDC June 2016 Credit Facility contains affirmative and negative covenants and events of default that are typical in the industry for similar financings. Each note matures on the date that is two years after such note was issued. As of September 30, 2018, $5.9 million of borrowings were outstanding under this facility.

The EDC June 2016 Credit Facility also contains an affirmative covenant that requires us to maintain a consolidated interest and rental coverage ratio above the amount specified in the agreement. As of September 30, 2018, we were in compliance with this covenant.

Funds drawn under the EDC June 2016 Credit Facility are subject to certain arrangement and commitment fees, and funds drawn under the facility bear interest at (i) LIBOR plus a margin of 2.81% plus a margin benchmark of 0.49% or (ii) a fixed amount based on a swap rate of floating rate debt to fixed rate debt, plus a margin of 2.81%, plus a margin benchmark of 0.71%. Installment payments must be made on each note issued under this facility.

Midfirst Engine Facility. In May 2015, Mesa Airlines, as borrower, and MidFirst Bank, as lender, entered into a business loan agreement and accompanying promissory note (the “MidFirst Credit Facility”) pursuant to which MidFirst Bank committed to lend to Mesa Airlines the principal amount of $8.5 million. The borrower’s obligations under the MidFirst Credit Facility are guaranteed by us and are secured primarily by a lien on certain spare engines acquired with the proceeds of the MidFirst Credit Facility and related collateral. The MidFirst Credit Facility contains affirmative and negative covenants and events of default that are typical in the industry for similar financings. The promissory note matures on September 21, 2020. As of September 30, 2018, $3.3 million of borrowings were outstanding under this facility. As of September 30, 2018, we were in compliance with the covenants described above.

Funds drawn under the MidFirst Credit Facility bear interest at the rate of 5.163% per annum. Installment payments of principal must be made on the promissory note issued under this facility.

Aircraft Notes

As of September 30, 2018, we had 74 aircraft in our fleet financed with debt (collectively, the “Aircraft Notes”):

•

In fiscal year 2004, we permanently financed five CRJ-700 and six CRJ-900 aircraft with $254.7 million in debt and in our fiscal 2005, we permanently financed five CRJ-900 aircraft with $118 million in debt. The debt bears interest at the monthly LIBOR plus 3% (5.261% at September 30, 2018) and requires monthly principal and interest payments. As of September 30, 2018, we had $4.4 million outstanding under these notes.

•

In fiscal year 2007, we permanently financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.511% at September 30, 2018) and requires monthly principal and interest payments. As of September 30, 2018, we had $38.1 million outstanding under these notes.

•

In fiscal year 2014, we permanently financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR, plus a spread ranging from 1.95% to 7.25% (4.211% to 9.511% at September 30, 2018) and requires monthly principal and interest payments. As of September 30, 2018, we had $31.2 million outstanding under these notes.

•

In fiscal year 2014, we permanently financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments. As of September 30, 2018, we had $72.4 million outstanding under these notes.

•

In fiscal year 2015, we financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (4.971% at September 30, 2018) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. We have imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes. As of September 30, 2018, we had $122.6 million outstanding under these notes.

•

In fiscal year 2016, we financed 10 E-175 aircraft with $246 million in debt under an enhanced equipment trust certificate (“EETC”) financing arrangement. The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments. As of September 30, 2018, we had $209.2 million outstanding under these notes.

•

In fiscal year 2016, we financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.598% to 4.718% at September 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments. As of September 30, 2018, we had $167.3 million outstanding under these notes.

•

In December 2017, we refinanced $41.9 million of debt on nine CRJ-900 aircraft (due between 2019 and 2022) with $74.9 million of debt, resulting in net cash proceeds to us of $30.5 million after transaction related fees. The senior notes payable of $46.9 million bear interest at three-month LIBOR plus 3.5% (5.898% at September 30, 2018). The subordinated notes payable bear interest at three-month LIBOR plus 4.5% (6.898% at September 30, 2018). The refinanced debt requires quarterly payments of principal and interest through fiscal 2022. As of September 30, 2018, we had $63.4 million outstanding under these notes.

•

On June 27, 2018, we refinanced $16.0 million of debt on six CRJ-900 aircraft (due in 2019), with $27.5 million of debt, resulting in net cash proceeds to us of $10.4 million after transaction related fees. The notes payable bear interest at LIBOR, plus 3.50% and require quarterly payments of principal and interest through fiscal 2022. As of September 30, 2018, we had $26.9 million outstanding under these notes.

•

On June 28, 2018, we purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million. We financed the aircraft purchase with $69.6 million in new debt and proceeds from the June 2018 aircraft refinancing. The notes payable of $69.6 million bear interest at LIBOR plus a spread ranging from 3.50% for the senior promissory notes to 7.50% for the subordinated promissory notes and require quarterly payments of principal and interest through fiscal 2022. We recorded non-cash lease termination expense of $15.1 million in connection with the lease buyouts described above. Also, as part of the transaction, we (i) received $4.5 million of future goods and services credits and $5.6 million of loan forgiveness for loans with a maturity date in 2027 from the aircraft manufacturer, and (ii) mutually agreed with GE Capital Aviation Services LLC to terminate the GE Warrant. As of September 30, 2018, we had $68.2 million outstanding under these notes.

The Aircraft Notes are secured by the respective aircraft, which had a net book value of $1,047.6 million as of September 30, 2018. The weighted-average effective interest rate of the fixed and floating rate aircraft and equipment notes, as of September 30, 2018 and September 30, 2017, was 5.66% and 4.89%, respectively.

Maintenance Commitments

In August 2005, we entered into a ten-year agreement with AAR, for the maintenance and repair of certain of our CRJ-200, CRJ-700 and CRJ-900 aircraft. The agreement has since been amended to include a term extending through 2021, and to provide certain E-175 aircraft rotable spare parts with a term through December 2027. Under the agreements, we pay AAR a monthly access fee per aircraft for certain consigned inventory as well as a fixed “cost per flight hour” fee on a monthly basis for repairs on certain repairable parts during the term of the agreement, which fees are subject to annual adjustment based on increases in the cost of labor and component parts.

In July 2012, we entered into a heavy check maintenance contract with Bombardier, to perform heavy check maintenance on all CRJ-700 and CRJ-900 aircraft, which has been extended through November 2020. We are charged on a time and materials basis by Bombardier for the heavy check maintenance work performed under this agreement.

In July 2013, we entered into an engine maintenance contract with GE to perform heavy maintenance on certain CRJ-700, CRJ-900 and E-175 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with GE’s spare parts catalog for engines. The engine maintenance contract extends through 2024.

In 2014, we entered into a ten-year contract with Aviall to provide maintenance and repair services on the wheels, brakes and tires of our CRJ-700 and CRJ-900 aircraft. Under the agreement, we pay Aviall a fixed “cost per landing” fee for all landings of our aircraft during the term of the agreement, which fee is subject to annual adjustment based on increases in the cost of labor and component parts.

We entered into an engine maintenance contract with StandardAero, which became effective on June 1, 2015, to perform heavy maintenance on certain CRJ-700 and CRJ-900 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with the GE’s spare parts catalog for engines. The engine maintenance contract extends through 2020.

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2018, $58.1 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) a retained or a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

We have no off-balance sheet arrangements of the types described in the four categories above that we believe may have material current or future effect on financial condition, liquidity or results of operations.

A majority of our leased aircraft are leased through trusts formed for the sole purpose of purchasing, financing and leasing aircraft to us. Because these are single-owner trusts in which we do not participate, we are not at risk for losses and we are not considered the primary beneficiary. We believe that our maximum exposure under the leases are the remaining lease payments and any return condition obligations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements.

Revenue Recognition

Under our capacity purchase agreements, our major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs that we incur in performing flight services. These costs, known as “pass-through costs,” may include passenger and hull insurance, aircraft property taxes, as well as landing fees and catering. Additionally, for the E-175 aircraft owned by United, our United Capacity Agreement provides that United will reimburse us for heavy airframe and engine maintenance, landing gear, APUs and component maintenance, which are treated as pass-through and will increase revenue (and expense for the same amount) upon completion of the work. We also receive compensation under our capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service, other than the E-175 aircraft owned by United. We record reimbursement of pass-through costs as pass through and other revenue in the consolidated statements of operations as service is provided. In addition, our major airline partners also provide, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by our major airline partners at no cost to us are presented net in our consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items. The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks. We recognize revenue under our capacity purchase agreements when the transportation is provided, including an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under our capacity purchase agreements is presented as the gross amount billed to our major airline partners.

Under our capacity purchase agreements with American and United, we are reimbursed under a fixed rate per block hour, plus an amount per aircraft designed to reimburse us for certain aircraft ownership costs.

We have concluded that a component of our revenue under our American and United Capacity Purchase Agreements is rental income, as these agreements identify the “right of use” of a specific type and the number of aircraft over a stated period of time. We calculate the amount of rental income using the contractual ownership rates set forth in our American and United Capacity Purchase Agreements. The amount deemed to be rental income during our fiscal years ended September 30, 2018, 2017 and 2016 were $217.0 million, $217.6 million and $190.1 million, respectively, and has been included in contract revenue on our consolidated statements of income. We have not separately stated aircraft rental income and aircraft rental expense in our consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

Our capacity purchase agreements contain an option that allows our major airline partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that we operate for them. Both of our major airline partners have exercised this option. Accordingly, we do not record an expense or revenue for fuel and related fueling costs for flying under our capacity purchase agreements.

Our capacity purchase agreements contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions. Our revenues could be impacted by a number of factors, including amendment or termination of our capacity purchase agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy. See “Recent Accounting Pronouncements” below for a discussion of a new accounting standard that we anticipate implementing beginning in our fiscal 2019.

Maintenance

We operate under an FAA-approved continuous inspection and maintenance program. We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

Under our aircraft operating lease agreements and FAA operating regulations, we are obligated to perform all required maintenance activities on our fleet, including component repairs, scheduled air frame checks and major engine restoration events. We estimate the timing of the next major maintenance event based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as recommended by the manufacturer. The timing and the cost of maintenance are based on estimates, which can be impacted by changes in utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. Major maintenance events consist of overhauls to major components.

Engine overhaul expense totaled $51.2 million, $64.0 million and $90.9 million for our fiscal years ended September 30, 2018, 2017 and 2016, respectively, of which $12.3 million, $0.3 million and $0, respectively, was pass-through expense. Airframe C-check expense totaled $21.5, $22.6 million and $13.2 million for our fiscal years ended September 30, 2018, 2017, and 2016, respectively, of which $7.5 million, $4.9 million and $0, respectively, was pass-through expense.

Aircraft Leases

In addition to the aircraft we receive from United under our Capacity Purchase Agreement, approximately 19% of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. See “Recent Accounting Pronouncements” below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2019.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which we cannot conclude that it is more likely than not that such deferred tax assets will be realized.

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies for each taxing jurisdiction, are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine we are more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 11: “Income Taxes” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. See also “Management’s Discussion and Analysis—Results of Operations—Income Taxes” for additional information.

For a further listing and discussion of our accounting policies, see Note 2: “Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Accounting Methodology for Stock Appreciation Rights

Our SARs and the restricted stock units granted under our Restricted Phantom Stock Units Plan (“Phantom Stock”) historically were accounted for as liability compensatory awards under Accounting Standards Codification (“ASC”) 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation (“ASC 718”), for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the third quarter of our fiscal 2018, we were required to change our methodology for valuing our SARs and Phantom Stock. Accordingly, our SARs and Phantom Stock were re-measured at each quarterly reporting date and were accounted for prospectively at fair value using a Black-Scholes fair value pricing model, until they were converted to restricted stock awards in connection with our IPO. We recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased our SARs and Phantom Stock liability by $2.4 million, which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An equal and offsetting change to retained earnings in the consolidated balance sheet was recorded with the revaluation. In connection with our IPO, our SARs and Phantom Stock were cancelled and exchanged for shares of restricted stock under our 2018 Equity Incentive Plan.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: “Recent Accounting Pronouncements” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2018, we had $606.3 million of variable rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have increased interest expense by approximately $3.0 million in our fiscal year ended September 30, 2018.

As of September 30, 2018, we had $323.9 million of fixed rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

December 20, 2018

We have served as the Company's auditor since fiscal year 2000.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$103,311	$56,788
Marketable securities	19,921	—
Restricted cash	3,823	3,559
Receivables, net ($0 and $1,329 from related party)	14,290	8,853
Expendable parts and supplies, net	15,658	15,114
Prepaid expenses and other current assets	40,914	61,525
Total current assets	197,917	145,839

Property and equipment, net	1,250,829	1,192,448
Intangibles, net	11,341	11,724
Lease and equipment deposits	2,598	1,945
Other assets	9,703	5,693
Total assets	$1,472,388	$1,357,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$155,170	$140,466
Accounts payable ($1,330 and $2,644 to related party)	54,307	44,738
Accrued compensation	12,208	9,080
Other accrued expenses	29,696	23,929
Total current liabilities	251,381	218,213

Long-term debt and capital leases, excluding current portion	760,177	803,874
Deferred credits ($7,702 and $7,370 to related party)	15,393	17,189
Deferred income taxes	39,797	56,436
Other noncurrent liabilities	31,173	39,713
Total noncurrent liabilities	846,540	917,212
Total liabilities	1,097,921	1,135,425
Commitments and contingencies (Note 13 and Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 23,902,903 (2018) and 11,294,083 (2017) shares issued and outstanding, and 10,614,990 (2018) and 12,230,625 (2017) warrants issued and outstanding	234,683	114,456
Retained earnings	139,784	107,768

Total stockholders' equity	374,467	222,224
Total liabilities and stockholders' equity	$1,472,388	$1,357,649

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Operating revenues:
Contract revenue ($359,467, $354,614 and $366,911 from related party)	$639,264	$618,698	$569,373
Pass-through and other ($6,628, $7,920 and $8,885 from related party)	42,331	24,878	18,463
Total operating revenues	681,595	643,576	587,836
Operating expenses:
Flight operations	209,065	155,516	141,422
Fuel	498	766	753
Maintenance	193,164	210,729	225,130
Aircraft rent	68,892	72,551	71,635
Aircraft and traffic servicing	3,541	3,676	3,936
General and administrative	53,647	38,996	42,182
Depreciation and amortization	65,031	61,048	46,020
Lease termination	15,109	—	—
Total operating expenses	608,947	543,282	531,078
Operating income	72,648	100,294	56,758
Other (expenses) income, net:
Interest expense	(56,867)	(46,110)	(32,618)
Interest income	114	32	325
Other (expense) income	(66)	(514)	381
Total other (expense), net	(56,819)	(46,592)	(31,912)
Income before taxes	15,829	53,702	24,846
Income tax (benefit) expense	(17,426)	20,874	9,926
Net income	$33,255	$32,828	$14,920
Net income per share
Basic	$2.46	$3.01	$1.56
Diluted	$1.32	$1.40	$0.62
Weighted-average common shares outstanding
Basic	13,516	10,919	9,558
Diluted	25,171	23,386	24,082

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2015, as previously reported	7,866,160	16,165,628	$114,076	$57,768	$171,844
Prior period adjustment (See note 2)	—	—	—	2,252	2,252

Balance at September 30, 2015, as corrected	7,866,160	16,165,628	$114,076	$60,020	$174,096

Stock compensation expense	—	—	1,546	—	1,546
Repurchased shares	(232,085)	—	(1,411)	—	(1,411)
Forfeited warrants	—	(804,700)	—	—	—
Warrants converted to common stock	2,210,318	(2,210,318)	—	—	—
Restricted shares issued	525,250	—	—	—	—
Net income	—	—	—	14,920	14,920

Balance at September 30, 2016	10,369,643	13,150,610	$114,211	$74,940	$189,151

Stock compensation expense	—	—	1,288	—	1,288
Repurchased shares	(228,735)	—	(1,043)	—	(1,043)
Warrants converted to common stock	919,985	(919,985)	—	—	—
Restricted shares issued	233,190	—	—	—	—
Net income	—	—	—	32,828	32,828

Balance at September 30, 2017	11,294,083	12,230,625	114,456	107,768	222,224

Stock compensation expense	—	—	1,991	—	1,991
Repurchased shares and warrants	(438,541)	(250,000)	(7,709)	—	(7,709)
Warrants converted to common stock	1,365,643	(1,365,643)	—	—	—
Restricted shares issued	1,327,700	—	11,918	—	11,918
Conversion of unvested restricted shares	—	—	2,321	—	2,321
IPO issuance	10,354,018	8	111,706	—	111,706
Cumulative effect of change in accounting principle (See note 2 and 3)	—	—	—	(1,239)	(1,239)
Net income	—	—	—	33,255	33,255

Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended September 30,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$33,255	$32,828	$14,920
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	65,031	61,048	46,020
Stock compensation expense	12,929	1,288	1,546
Deferred income taxes	(17,874)	20,515	9,513
Amortization of unfavorable lease liabilities and deferred credits	(11,035)	(10,626)	(9,626)
Amortization of debt financing costs and accretion of interest on
non-interest-bearing subordinated notes	4,606	2,689	1,990
Loss on disposal of assets	307	533	428
Provision for obsolete expendable parts and supplies	200	419	41
Loss on lease termination	15,109	—	—
Provision for doubtful accounts	—	(86)	575
Changes in assets and liabilities:
Receivables	(5,437)	530	1,908
Expendable parts and supplies	(744)	(3,379)	(1,675)
Prepaid expenses and other current assets	7,584	(17,243)	1,554
Accounts payable	2,427	(17,336)	29,673
Accrued liabilities	12,581	3,547	7,625
Net cash provided by operating activities	118,939	74,727	104,492

Cash Flows Used In Investing Activities:
Capital expenditures	(117,989)	(84,500)	(490,081)
Purchases of investment securities	(19,921)	—	—
Proceeds from sale of rotable spare parts	—	18	196
Withdrawal (deposit) of restricted cash	(264)	(46)	807
Net returns (payments) of lease and equipment deposits	(653)	406	(2,049)
Net cash used in investing activities	(138,827)	(84,122)	(491,127)

Cash Flows From Financing Activities:
Proceeds from long-term debt	187,703	185,912	452,841
Principal payments on long-term debt and capital leases	(222,153)	(152,995)	(75,496)
Debt financing costs	(5,852)	(3,377)	(10,086)
Proceeds from issuance of common stock	124,246	—	—
Stock issuance costs	(12,540)	—	—
Repurchase of stock	(4,993)	(1,043)	(1,411)
Net cash provided by financing activities	66,411	28,497	365,848

Net change in cash and cash equivalents	46,523	19,102	(20,787)
Cash and cash equivalents at beginning of period	56,788	37,686	58,473
Cash and cash equivalents at end of period	$103,311	$56,788	$37,686
Supplemental cash flow information
Cash paid for interest	$50,672	$43,798	$28,693
Cash paid for income taxes - net	$385	$332	$196
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$16,677	$9,533	$418
Acquisition of capital leases	$10,473	$—	$—

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Mesa Air Group, Inc. (“Mesa” or the “Company”) is a holding company whose principal subsidiary operates as a regional air carrier, providing scheduled passenger service. As of September 30, 2018, the Company served 110 cities in 39 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas, and operated a fleet of 145 aircraft with approximately 730 daily departures.

The Company’s airline operations are conducted by its regional airline subsidiary, Mesa Airlines, Inc. (“Mesa Airlines”), providing services to major air carriers under capacity purchase agreements. Mesa Airlines operates as American Eagle under a capacity purchase agreement with American Airlines, Inc. (“American”) and as United Express under a capacity purchase agreement with United Airlines, Inc. (“United”). All of the Company’s consolidated contract revenues for years ended September 30, 2018, 2017 and 2016 were derived from operations associated with these two capacity purchase agreements.

The financial arrangements between the Company and its major airline partners involve a revenue-guarantee arrangement (i.e. a “capacity purchase agreement”) whereby the major airline pays a monthly guaranteed amount for each aircraft under contract, a fixed fee for each block hour and flight flown and reimbursement of certain direct operating expenses in exchange for providing regional flying. The major airline partners also pay certain expenses directly to suppliers, such as fuel, ground operations and certain landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, thereby reducing the Company’s exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company’s consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

On August 14, 2018, the Company completed an initial public offering (“IPO”) of its common stock, in which it issued and sold 9,630,000 shares (the “Firm Shares”) of common stock at a public offering price of $12.00 per share, resulting in gross proceeds to the Company of approximately $115.6 million. Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 1,444,500 shares of common stock at the same price.  On September 11, 2018, the Company closed the sale of 1,344,500 shares (“Option Shares”) of its common stock, in connection with the partial exercise of the overallotment option granted to the underwriters in its IPO. Of the 1,344,500 Option Shares sold, 723,985 were purchased directly from the Company and the remaining 620,515 shares were purchased directly from the selling shareholders. The Firm Shares and Option Shares were sold to the public for a price of $12.00 per share.

The sale of these shares raised gross proceeds of approximately $124,247,820. The Company did not receive any proceeds from the sale of the Option Shares by the selling shareholders.

As part of the IPO, stock appreciation rights (“SARs”) previously issued under the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan (the “SAR Plan”), which settled only in cash, were cancelled and exchanged for an aggregate of 1,266,034 shares of restricted common stock under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) (see note 12), of which 966,022 were fully vested upon issuance and are included in the number of shares of common stock outstanding after the IPO. Of the 966,022 fully vested shares, 314,198 shares were retained by the Company to satisfy tax withholding obligations, resulting in a net issuance of 651,824 shares. Additionally, 983,113 shares of restricted common stock were issued to certain of its employees and directors under its 2018 Plan in exchange for the cancellation of 491,915 shares of existing unvested restricted phantom stock units and 491,198 shares of restricted stock under the 2011 and 2017 Plans, respectively.

American Capacity Purchase Agreement

As of September 30, 2018, the Company operated 64 CRJ-900 aircraft for American under a capacity purchase agreement. Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company’s operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company’s right to cure under certain conditions. American had a 7.2% and 10.6% ownership interest in the Company, calculated on a fully-diluted basis as of September 30, 2018 and 2017, respectively. The related party amounts presented on the consolidated balance sheets and statements of operations pertain to American.

United Capacity Purchase Agreement

As of September 30, 2018, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under a capacity purchase agreement. Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Subject to early termination rights, the capacity purchase agreement for 30 of the E-175 aircraft (owned by United) expires between June 2019 and August 2020, subject to United’s right to extend for four additional two-year terms (maximum of eight years). Subject to early termination rights, the capacity purchase agreement for 18 of the E-175 aircraft (owned by Mesa) expires between January 2028 and November 2028. During fiscal 2017, the Company and United expanded the capacity purchase agreement to include, subject to early termination rights, an additional 12 E-175 aircraft (purchased by United) with the aircraft entering service through January 2018 for five-year terms, subject to United’s right to extend for four additional two-year terms (maximum of eight years). In exchange for performing the flight services under such agreement, the Company receives from United a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. Additionally, certain costs incurred by the Company in performing the flight services are “pass-through” costs, whereby United agrees to reimburse the Company for the actual amounts incurred for the following items: property tax per aircraft, landing fees, and additionally for the E-175 aircraft owned by United, heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives a profit margin based upon certain reimbursable costs under the agreement, as well as its operational performance in addition to a fixed profit margin. The capacity purchase agreement is also subject to early termination for cause under specified circumstances and subject to the Company’s right to cure under certain circumstances. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving us notice of 90 days or more.

In February 2018, the Company mutually agreed with United to temporarily remove two aircraft from service under its United capacity purchase agreement until the Company was able to fully staff flight operations. During the temporary removal, the Company agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million as of September 30, 2018. In June 2018, the Company was able to fully staff flight operations and these two E-175 aircraft were placed back into service under the United capacity purchase agreement.

2.	Summary of Significant Accounting Policies

Basis of Presentation

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

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, “Segment Reporting,” we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled passenger services in accordance with our capacity purchase agreements.

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

All of our operating revenue in our 2018, 2017 and 2016 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.  It is currently impractical to provide certain information on our revenue from our customers for each of our services and geographic information on our revenues and long lived assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company’s investments in marketable securities are deemed by management to be available-for-sale and are reported at fair market value. The Company’s holdings of marketable securities as of September 30, 2018 and 2017 was $19.9 million and $0, respectively.

Restricted Cash

Restricted cash primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers’ compensation claims, landing fees, and other business needs. Restricted cash is stated at cost, which approximates fair value.

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers’ compensation insurance, and other business needs. Pursuant to such agreement, $3.8 million and $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2018 and 2017, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at the lower of cost (using the first-in, first-out method) or market, and are charged to expense as they are used. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance was $1.8 million and $1.6 million as of September 30, 2018 and 2017, respectively.

Prepaid Expenses

Prepaid expenses consist primarily of the excess of aircraft lease payments over the straight-lined lease expense. The straight-lined lease expense is net of estimated rebates to be received from the lessor during the term of the agreements, contingent on the Company performing certain engine restorations.

Property and Equipment

Property and equipment are stated at cost, net of manufacturer incentives, and depreciated over their estimated useful lives to their estimated salvage values, which are 20% for aircraft and rotable spare parts, using the straight-line method.

Estimated useful lives of the various classifications of property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Buildings	30 years
Aircraft	25 years from manufacture date
Flight equipment	7-20 years
Equipment	5-9 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable spare parts	Life of the aircraft or term of the lease, whichever is less
Leasehold improvements	Life of the aircraft or term of the lease, whichever is less

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized no impairment charges on property and equipment for the years ended September 30, 2018 and 2017.

Fair Value Measurements

The Company accounts for assets and liabilities in accordance with accounting standards that define fair value and establish a consistent framework for measuring fair value on either a recurring or a nonrecurring basis. Fair value is an exit price representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Accounting standards include disclosure requirements relating to the fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Prepaid Maintenance Deposits

Prepaid maintenance deposits consist of payments made on a monthly basis to cover certain future maintenance events for leased flight equipment. The deposits are contractual obligations that are held in trust by the lessors. The deposits are only to be used to cover maintenance events, which include, among other things, C-checks, engine restoration events, engine life limited parts, landing gear repairs, and auxiliary power unit overhauls. The Company expenses the service as it is performed and receives reimbursement from the reserve trust account. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets on the consolidated balance sheet.

Debt Financing Costs

Debt financing costs consist of payments made to issue debt related to the purchase of aircraft, flight equipment, and certain flight equipment maintenance costs. The Company defers the costs and amortizes them over the term of the debt agreement. Debt financing costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of the related long-term debt on the consolidated balance sheet. Debt financing costs with no related recognized debt liability are presented as assets, with the current portion included in prepaid expenses and other current assets and the noncurrent portion included in other assets on the consolidated balance sheet.

Unutilized Manufacturer Credits

Manufacturer credits received in connection with aircraft purchases that can be used for the future purchase of certain goods and services are recorded as a prepaid asset based on the value of the credits expected to be utilized, and the Company reduces the asset as the credits are utilized to fund such purchases. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets on the consolidated balance sheet.

Intangibles

In accordance with ASC 360, Property, Plant and Equipment, an intangible asset with a finite life that is being amortized is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

Other Assets

Other long-term assets primarily consist of noncurrent deferred reimbursed costs, debt financing costs, and prepaid maintenance deposits.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards, capital loss carryforwards, and state and federal net operating loss carryforwards. The Company periodically reviews these assets to determine the likelihood of realization. To the extent the Company believes some portion of the benefit may not be realizable, an estimate of the unrealized position is made and a valuation allowance is recorded. The Company and its consolidated subsidiaries file a consolidated federal income tax return.

Deferred Credits

Deferred credits consist of cost reimbursements from major airline partners related to aircraft modifications per revised capacity purchase agreements and costs associated with pilot training. The deferred credits are amortized on a straight-line basis as a component of revenue over the term of the respective capacity purchase agreements.

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the remaining fair value adjustment for unfavorable aircraft operating leases related to a previous bankruptcy and related accounting. This adjustment to fair value is being amortized on a straight-line basis over the remaining initial lease terms for these aircraft. During each of the years ended September 30, 2018, 2017 and 2016, the Company recorded amortization of this unfavorable lease liability of $6.6 million, $6.8 million, and $6.8 million, respectively, as a reduction of lease expense. During the year ended September 30, 2018, the Company wrote off $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”), which was accounted for as lease termination expense.

Revenue Recognition

Under the Company’s capacity purchase agreements, the major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as “pass-through costs,” may include passenger and hull insurance, aircraft property taxes, as well as landing fees and catering. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, auxiliary power units (“APU”) and component maintenance which are treated as pass-through and will increase revenue (and expense for the same amount) upon completion of the work. The Company also receives compensation under its capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The Company records reimbursement of pass-through costs as pass-through and other revenue in the consolidated statements of operations as service is provided. In addition, the Company’s major airline partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by major airline partners at no cost to the Company are presented net in the Company’s consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items. The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks. The Company recognizes revenue under its capacity purchase agreements when the transportation is provided, including an estimate of the profit component based upon the information available at the end of the accounting period. All revenue recognized under these contracts is presented as the gross amount billed to the major airline partners.

Under the Company’s capacity purchase agreements with American and United, the Company is reimbursed under a fixed rate per block hour, plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, as such agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The Company calculates the amount of rental income using the contractual ownership rates set forth in the respective capacity purchase agreements. The amount deemed to be rental income during fiscal 2018, 2017 and 2016 was $217.0 million, $217.6 million and $190.1 million, respectively, and has been included in contract revenue on the Company’s consolidated statements of operations. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

Our American and United Capacity Purchase Agreements contain an option that allows the major airline partner to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that the Company operates for them. Both airlines have exercised this option. Accordingly, the Company does not recognize fuel expense or revenue for fuel on passenger flight services.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein the expense is recognized when the maintenance work is completed, or over the period of repair, if materially different. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. The Company estimates the cost of maintenance lease return obligations and accrues such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

Engine overhaul expense totaled $51.2 million, $64.0 million and $90.9 million for the years ended September 30, 2018, 2017 and 2016, respectively, of which $12.3 million, $0.3 million and $0 million was pass-through expense. Airframe check expense totaled $21.5 million, $22.6 million and $13.2 million for the years ended September 30, 2018, 2017 and 2016, respectively, of which $7.5 million, $4.9 million and $0 million was pass-through expense.

Pursuant to the United capacity purchase agreement, United reimburses the Company for heavy maintenance on certain E-175 aircraft. Those reimbursements are included in pass-through and other revenue. See Note 1: “Organization and Operations” for further information.

Aircraft Leases

In addition to the aircraft we receive from United under our Capacity Purchase Agreement, approximately 19% of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. See “Recent Accounting Pronouncements” below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2019.

Change in Accounting Policy

 Stock Appreciation Rights (“SARs”) and Phantom Stock historically were accounted for as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation, for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the third quarter of fiscal 2018, the Company was required to change its methodology for valuing the SARs and Phantom Stock. The SARs and Phantom Stock were re-measured at each quarterly reporting date and were accounted for prospectively at fair value using a Black-Scholes fair value pricing model until they were converted to restricted stock awards upon completion of the Company’s IPO. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased the SARs and Phantom Stock liability by $2.4 million which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An equal and offsetting change to retained earnings in the consolidated balance sheet was recorded with the revaluation. Any future changes in fair value were recorded as compensation expense in the consolidated statement of operations. Upon completion of the Company’s IPO the SARs and Phantom Stock were cancelled and exchanged for shares of restricted stock under our 2018 Plan.

Correction of Immaterial Misstatement

Subsequent to the issuance of the Company’s 2016 consolidated financial statements, management determined that a payment the Company received in 2017 of $4.6 million from a former vendor for engine maintenance support credits should have been recorded as a receivable and a reduction in engine maintenance expense in prior years, and also identified other minor prior period adjustments for under-accrued property tax. Accordingly, the Company made a prior period adjustment to increase retained earnings by $2.3 million as of September 30, 2015 and adjusted accounts receivable, accrued property taxes, and deferred tax liability (for related income tax effects) as of September 30, 2016, to correct such amounts. These adjustments had no effect on the Company’s previously-reported results of operations or net cash flows from operating, investing, or financing activities for the year ended September 30, 2016. The Company evaluated these adjustments considering both quantitative and qualitative factors and concluded they were immaterial to previously issued financial statements.

3.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. ASU 2014-09 allows the Company to apply the standard either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our reporting periods beginning October 1, 2018. Under the new standard, the Company concluded that individual flights are distinct services and these flight services promised in a capacity purchase agreement represent a series of services that should be accounted for as a single performance obligation, recognized over time as the flights are completed. We do not expect ASU 2014-09 to have a material impact to our financial statements. The Company anticipates applying the standard as a cumulative-effect adjustment as of the date of adoption. We will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

In August 2014, The FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205), which provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosure if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company adopted this ASU in fiscal year 2017, and the adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements.

In March of 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). With this standard, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 in the first quarter of the year ended September 30, 2018. This change in accounting principle has been applied on a modified retrospective transition method by means of a cumulative effect adjustment to equity as of the beginning of fiscal year 2018 as a cumulative-effect adjustment increasing deferred tax assets by $0.4 million, increasing income tax expense by $0.3 million, and increasing retained earnings by $0.7 million. Adoption of ASU 2016-09 did not have any other material effect on the Company’s results of operations, financial position or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect ASU 2016-15 to have a material impact to its financial statements.

In November 2016, the FASB issued ASU No. 2016-18 that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects the adoption of ASU 2016-18 to have no effect on our consolidated statements of operations or its consolidated balance sheets. ASU 2016-18 is expected to only result in a change in presentation of restricted cash and restricted cash equivalents on the Company's consolidated statement of cash flows. The Company has restricted cash of $3.8 million and $3.6 million as of September 30, 2018 and 2017, respectively, and intends to adopt the new guidance in fiscal 2019.

4.	Concentrations

At September 30, 2018, the Company had capacity purchase agreements with American and United. All of the Company’s consolidated revenue for the years ended September 30, 2018, 2017 and 2016 and accounts receivable at the end of September 30, 2018 and 2017 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company’s interpretation of the applicable capacity purchase agreement and are subject to audit by the Company’s major airline partners. Periodically, the Company’s major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.3 million and $0.7 million at September 30, 2018 and 2017, respectively. If the Company’s ability to collect these receivables and the financial viability of our partners is materially different than estimated, the Company’s estimate of the allowance could be materially impacted.

American accounted for approximately 54%, 56% and 64% of the Company’s total revenue for the years ended September 30, 2018, 2017 and 2016, respectively. United accounted for approximately 46%, 44% and 36% of the Company’s total revenue for the years ended September 30, 2018, 2017 and 2016, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company’s business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at September 30, 2018 and 2017, were as follows (in thousands):

	September 30,	September 30,
	2018	2017
Customer relationship	$43,800	$43,800
Accumulated amortization	(32,459)	(32,076)
	$11,341	$11,724

Total amortization expense recognized was approximately $0.4 million for the fiscal years ended September 30, 2018, 2017 and 2016. The Company expects to record amortization expense of $1.8 million for 2019, and $1.5 million, $1.2 million, $1.0 million, $0.9 million for fiscal years 2020, 2021, 2022, 2023, respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company’s consolidated balance sheet as of September 30, 2018 and 2017, consisted of the following (in thousands):

	September 30,	September 30,
	2018	2017
Expendable parts and supplies, net
Expendable parts and supplies	$18,907	$17,807
Less obsolescence and other	(3,249)	(2,693)
	$15,658	$15,114
Prepaid expenses and other current assets
Prepaid aircraft rent	$30,267	$53,645
Unutilized manufacturer credits	4,500	—
Deferred offering and reimbursed costs	1,945	1,863
Other	4,202	6,017
	$40,914	$61,525
Property and equipment—net
Aircraft and other flight equipment substantially pledged	$1,502,940	$1,388,990
Other equipment	3,721	3,383
Leasehold improvements	2,754	2,746
Vehicles	692	744
Building	699	699
Furniture and fixtures	287	251
Total property and equipment	1,511,093	1,396,813
Less accumulated depreciation	(260,264)	(204,365)
	$1,250,829	$1,192,448
Other accrued expenses
Accrued property taxes	$6,981	$6,484
Accrued interest	6,118	4,036
Accrued vacation	5,470	2,663
Accrued wheels, brakes and tires	1,452	2,477
Other	9,675	8,269
	$29,696	$23,929

Depreciation expense totaled $64.6 million, $60.7 million and $45.6 million for the years ended September 30, 2018, 2017 and 2016, respectively.

The Company recorded amortization of the unfavorable lease liability amounting to $6.6 million, $6.8 million and $6.8 million for the years ended September 30, 2018, 2017 and 2016, respectively, as a reduction to lease expense. During the year ended September 30, 2018, the Company wrote off $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”), which was accounted for as lease termination expense.

7.	Fair Value Measurements

The Company did not measure any of its assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2018 and 2017.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2018 and 2017.

The Company’s debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2018		September 30, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$930.2	$926.2	$956.9	$975.0

(1)	Current and prior period long-term debts’ carrying and fair values exclude net debt issuance costs.
8.	Long-Term Debt and Other Borrowings

Long-term debt as of September 30, 2018 and 2017, consisted of the following (in thousands):

	September 30,	September 30,
	2018	2017
Notes payable to financial institution, collateralized by the underlying aircraft, due 2019(1)(2)	$4,428	$58,254
Notes payable to financial institution, collateralized by the underlying aircraft, due 2022(3)(4)	69,340	113,611
Notes payable to financial institution, collateralized by the underlying aircraft, due 2024(5)	72,438	82,776
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2027(6)	122,591	137,028
Notes payable to secured parties, collateralized by the underlying aircraft, due 2028(7)	209,240	226,399
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2028(8)	167,269	181,115
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(17)	95,060	—
Notes payable to financial institution, collateralized by the underlying equipment, due 2022(9)	88,162	93,031
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(10)	63,403	—
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(11)	3,318	4,976
Notes payable to financial institution due 2020(12)	4,360	6,390
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(13)	14,971	9,158
Notes payable to financial institution due 2019(14)	5,896	18,530
Working capital draw loan, collateralized by certain flight equipment and spare parts(15)	—	25,650
Other obligations due to financial institution, collateralized by the underlying equipment, due 2023(16)	9,731	—
Total long-term debt	930,207	956,918
Less current portion	(155,170)	(140,466)
Less unamortized debt issuance costs	(14,860)	(12,578)
Long-term debt—excluding current portion	$760,177	$803,874

(1)

In fiscal 2005, the Company financed five CRJ-900 aircraft with $118 million in debt. The debt bears interest at the monthly London InterBank Offered Rate (“LIBOR”), plus 3% (5.261% at September 30, 2018) and requires monthly principal and interest payments.

(2)

In fiscal 2004, the Company financed five CRJ-700 and nine CRJ 900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% (5.261% at September 30, 2018) and requires monthly principal and interest payments.

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.511% at September 30, 2018) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (4.211% to 9.511% at September 30, 2018) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments.

(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (4.971% at September 30, 2018) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2016, the Company financed 10 E-175 aircraft with $246 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.598% to 4.718% at September 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2017, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% (9.511% at September 30, 2018) and requires monthly principal and interest payments.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (5.898% at September 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (6.898% at September 30, 2018) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% (5.468% at September 30, 2018) and requires quarterly principal and interest payments.

(13)

In fiscal 2016 and 2017, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.328% to 5.358% at September 30, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of September 30, 2018, the Company was in compliance with this covenant.

(14)

In fiscal 2017, the Company financed certain flight equipment maintenance costs with $25 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% (5.698% at September 30, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of September 30, 2018, the Company was in compliance with this covenant.

(15)

In fiscal 2016, the Company obtained a $35 million working capital draw loan, which terminates in August 2019. Interest is assessed on drawn amounts at one-month LIBOR plus 4.25% (6.511% at September 30, 2018). The line was drawn upon during fiscal 2017. The working capital draw loan is subject to an interest and rental coverage ratio covenant. As of September 30, 2018, the Company was in compliance with this covenant.

(16)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(17)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (5.898% at September 30, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at three-month LIBOR plus 7.50% (9.898% at September 30, 2018) and require quarterly principal and interest payments.

Principal maturities of long-term debt as of September 30, 2018, and for each of the next five years are as follows (in thousands):

Total Principal
Amount
2019	$155,170
2020	150,092
2021	146,067
2022	141,917
2023	69,232
Thereafter	267,729
$930,207

The net book value of collateralized aircraft and equipment as of September 30, 2018 was $1,047.6 million.

In December 2015, an Enhanced Equipment Trust Certificate (“EETC”) pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At September 30, 2018, Mesa has $209.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On June 28, 2018, the Company purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million. The Company financed the aircraft purchase with $69.6 million in new debt and proceeds from the June 2018 refinancing of six CRJ-900 aircraft. The notes payable of $69.6 million require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus a spread ranging from 3.50% for the senior promissory notes to 7.50% for the subordinated promissory notes. The Company recorded non-cash lease termination expense of $15.1 million in connection with the lease buyout. Also, as part of the transaction, the Company (i) received $4.5 million of future goods and services credits and $5.6 million of loan forgiveness for loans with a maturity date in 2027 from the aircraft manufacturer, and (ii) mutually agreed with GE Capital Aviation Services LLC to terminate the GE Warrant to purchase 250,000 shares of common stock.

On August 14, 2018 the Company paid down the outstanding balance on the CIT Revolving Credit Facility of $25.7 million.

9.	Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2018	2017	2016
Net income	$33,255	$32,828	$14,920
Basic weighted average common shares outstanding	13,516	10,919	9,558
Add: Incremental shares for:
Dilutive effect of warrants	11,492	12,369	14,451
Dilutive effect of restricted stock	163	98	73
Diluted weighted average common shares outstanding	25,171	23,386	24,082

Net income per common share
Basic	$2.46	$3.01	$1.56
Diluted	$1.32	$1.40	$0.62

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the years ended September 30, 2018, 2017 and 2016.

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

On June 28, 2018, the Company agreed with GE Capital Aviation Services LLC (“GE Capital”) to terminate a warrant to purchase 250,000 shares of common stock held by GE Capital. Our shares of common stock became listed on The NASDAQ Global Select Market under the symbol “MESA” effective August 10, 2018.

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following completion of the Company’s IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company’s consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

On August 14, 2018, the Company completed its IPO, in which it issued and sold 9,630,000 shares of common stock, no par value, at a public offering price of $12.00 per share (the “Firm Shares”). Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 1,444,500 shares of common stock at the same price. On September 11, 2018, the Company closed the sale of 1,344,500 shares (“Option Shares”) of its common stock, in connection with the partial exercise of the overallotment option granted to the underwriters in its IPO. Of the 1,344,500 Option Shares sold, 723,985 were purchased directly from the Company and the remaining 620,515 shares were purchased directly from the selling shareholders. The Firm Shares and Option Shares were sold to the public for a price of $12.00 per share. The aggregate gross proceeds to us from the IPO were approximately $124.2 million. We received $111.7 million in net proceeds after deducting $8.7 million of underwriting discounts and commissions and $3.8 million in offering costs.

We have not historically paid dividends on shares of our common stock. Additionally, our RASPRO Lease Facility and GECAS Lease Facility contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Current
Federal	$—	$—	$—
State	465	359	413
	$465	$359	$413
Deferred
Federal	(17,308)	17,713	8,982
State	(583)	2,802	531
	$(17,891)	$20,515	$9,513
(Benefit) provision for income taxes	$(17,426)	$20,874	$9,926

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Income tax expense at federal statutory rate	$3,878	$18,796	$8,696
(Reduction) increase in income taxes resulting from:
State taxes, net of federal tax benefit	660	1,397	792
Nondeductible stock compensation expenses	—	—	—
Permanent items	63	92	71
Change in valuation allowances	(646)	531	249
US Tax Cuts and Jobs Act Impact	(22,015)	—	—
Impact of changing rates on deferred tax assets	(773)	(353)	(673)
Expired tax attributes	1,088	409	380
Other	319	2	411
Income tax (benefit) expense	$(17,426)	$20,874	$9,926

The Company's deferred tax assets as of September 30, 2018 and 2017 are as follows:

	Years Ended September 30,
	2018	2017
	(in thousands)
Net operating loss carry forwards	$91,981	$103,653
Deferred credits	2,443	4,389
Other accrued expenses	1,871	1,756
Prepaids and other	3,530	8,936
Alternative minimum tax	1	2,536
Other reserves and estimated losses	836	1,335
Operating lease	6,399	13,113
Allowance for doubtful receivables	905	1,087
Subtotal	$107,966	$136,805
Less: valuation allowance	(1,940)	(2,586)
Total net deferred tax assets	$106,026	$134,219

Intangibles	(2,613)	(4,317)
Property and equipment	(143,210)	(186,338)
Total deferred tax liabilities	$(145,823)	$(190,655)
Net deferred tax liability	$(39,797)	$(56,436)

We have federal and state income tax NOL carryforwards of $415.1 million and $199.6 million, which expire in 2027-2037 and 2019-2038, respectively.

We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.9 million in fiscal year 2018 and $2.6 million in fiscal year 2017 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  The initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. Based on the valuation of the Company's stock as of the initial public offering date, the Company does not believe any limitation on the utilization of the Company's current net operating losses would be applicable as of September 30, 2018.

As a result of adopting ASU 2016-09, the table of deferred tax assets and liabilities includes $0.4 million of deferred tax assets previously unrecognized that arose directly from, or the use of which was postponed by, tax deductions related to equity compensation greater than the compensation recognized for financial reporting. These previously recognized deferred tax assets are related to excess tax benefits incurred in years prior to September 30, 2018.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits — October 1	$7,547	$7,547	7,547
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	(2,859)	—	—
Gross increases — tax positions in current period	—	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits — September 30	$4,688	$7,547	$7,547

Included in the balance of unrecognized tax benefits are $4.7 million, $7.5 million and $7.5 million of tax benefits as of September 30, 2018, 2017 and 2016, respectively, that, if recognized, would result in adjustments to primarily deferred taxes. The decrease in the year ended September 30, 2018 is a result of the change in federal tax rate that reduces the benefit that would be recognized if the unrecognized tax benefit was resolved favorably.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carry forwards.

We are subject to taxation in the United States and various states.  As of September 30, 2018, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for years prior to 1999.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, and (4) bonus depreciation that will allow for full expensing of qualified property. The Tax Act reduces the federal corporate tax rate to 21% in our fiscal year ended September 30, 2018. The Internal Revenue Code stipulates that the Company’s fiscal year ended September 30, 2018, will have a blended corporate tax rate of 24.5%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

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

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $22.0 million in the period ending September 30, 2018. As discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. The Company has recorded provisional adjustments where reasonable adjustments are available. Where reasonable adjustments are not available, the Company has not recorded any provisional adjustments and continues to account for them in accordance with ASC 740.

Our accounting for the following elements of the Tax Act is complete:

Reduction of U.S. federal corporate tax rate: The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to our net deferred tax liabilities of $22.0 million, excluding the valuation allowance.  The Company has also estimated an increase to its valuation allowance of $0.5 million due to the rate change.  We have recorded a corresponding net adjustment to deferred income tax benefit of $21.5 million for the period ending September 30, 2018.

Elimination of Corporate AMT and Refund of AMT Credits: For tax years beginning after December 31, 2017, the corporate AMT was repealed.  The Act allows the use of existing corporate AMT credits to offset regular tax liability for tax years after December 31, 2017. AMT credits in excess of regular liability are refundable in the years 2018 through 2021.  At September 30, 2018, the Company had $2.5 million of AMT credits, all of which is expected to be refunded. We have reclassified the AMT credits to long-term receivable.

The Company was not able to make reasonable estimates or, correspondingly, record provisional adjustments for the following:

Valuation allowances: The Company must determine whether the state valuation allowance assessments are affected by various aspects of the Tax Act (e.g. section 163(j), state effect of The Act, net operating loss carryforwards). Any corresponding determinations relating to changes in valuation allowances have, likewise, not been completed or recorded.

12.	Share-Based Compensation

Restricted Stock

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following the IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances. There were 966,022 vested SARs which were cancelled, exchanged for shares of restricted common stock and issued as restricted stock upon completion of the IPO. The Company’s Board of Directors is authorized to issue 2,500,000 shares of common stock to management under the 2018 Plan. Immediately following the IPO, 2,249,147 shares were issued to certain of its employees and directors under the 2018 Plan in exchange for the cancellation of 491,915 unvested restricted phantom stock units, 491,198 unvested restricted shares issued under the 2011 and 2017 Plans and 1,266,034 SARs (966,022 vested and 300,012 unvested).  The Company has the right to withhold shares to satisfy tax withholding obligations and the withheld shares become available for future grants. The shares are valued at grant date based upon recent share transactions. From inception of the 2011 Plan through IPO, 2,448,905 shares have been granted, 1,978,550 shares have vested and 470,355 shares have been cancelled.  From inception of the 2017 Plan, 31,255 shares have been granted, 10,412 have vested and 20,843 shares have been cancelled.  From inception of the 2018 Plan, 2,249,147 shares have been awarded and 998,522 shares have vested.

The restricted stock activity for our years ended September 30, 2018, 2017 and 2016 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
2011 and 2017 Plans
Restricted shares unvested at September 30, 2015	956,250	$5.24
Granted	351,328	4.66
Vested	(525,250)	4.54
Forfeited	(25,000)	6.80
Restricted shares unvested at September 30, 2016	757,328	$5.40
Granted	251,615	4.54
Vested	(233,190)	5.06
Forfeited	—	—
Restricted shares unvested at September 30, 2017	775,753	$5.22
Granted	—	—
Vested	(284,555)	5.26
Cancelled	(491,198)	5.20
Restricted shares unvested at September 30, 2018	—	$—

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
2018 Plan
Restricted shares unvested at September 30, 2016	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted shares unvested at September 30, 2017	—	$—
Exchanged Restricted Shares	491,198	5.20
Exchanged Phantom Stock	491,915	12.00
Exchanged SARs	1,266,034	12.00
Exchanged SARs vested prior to exchange	(966,022)	12.00
Vested	(32,500)	2.00
Cancelled	—	—
Restricted shares unvested at September 30, 2018	1,250,625	$9.59

Stock Appreciation Rights

In 2014, the Company implemented a share-based payment plan under which certain executives and directors are eligible to receive grants of SARs (the “SARs Plan”). The SARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in cash. The participant may exercise his or her SARs quarterly after the grant is vested but no later than 10 years after the date of grant. The SARs awards vest ratably over a three year period from the date of grant. The Company had authorized 5,000,000 shares under this plan and had granted 4,204,993 since inception of the plan. Since inception of the plan, 3,687,218 of SARs have vested and 2,088,333 of SARs have been exercised. In August 2018, upon IPO, 517,775 unvested SARs and 1,598,885 vested SARs were cancelled in exchange for 300,012 and 966,022 shares of restricted stock under the 2018 Plan, respectively.

The SARs activity for the years ended September 30, 2018, 2017 and 2016 is summarized as follows:

		Weighted-
	Number	Average
	of Shares	Fair Value
SARs unvested at September 30, 2015	2,372,500	$3.66
Granted	827,500	—
Vested	(776,667)	3.60
Forfeited	(200,000)	2.60
SARs unvested at September 30, 2016	2,223,333	$1.19
Granted	384,160	—
Vested	(1,460,812)	1.96
Forfeited	(6,668)	—
SARs unvested at September 30, 2017	1,140,013	—
Granted	—	—
Vested	(622,238)	—
Cancelled	(517,775)	8.69
Forfeited	—	—
SARs unvested at September 30, 2018	—	$—

Phantom Stock

On October 17, 2017, the Company implemented a share-based payment plan under which employees, officers, directors and other individuals providing services to the Company are eligible to receive grants of restricted phantom stock units (“Phantom Stock Plan”). The restricted phantom stock units (“restricted stock units” or “RSUs”) provide a participant with the right to receive a cash or stock bonus based on the fair market value of a stated number of RSUs that are vested. The shares of Common Stock that may be subject to RSUs granted under the Plan shall not exceed an aggregate of 1,250,000 shares. All of the RSUs are non-vested and forfeitable as of the grant date and vest over a three-year period. Any vested RSU will be settled by the Company upon vesting but no later than March 15 of the calendar year after the date that the RSUs become vested. The Company had authorized 1,250,000 shares under this plan and had granted 536,538 since inception of the plan. Since inception of the plan, 44,623 RSUs have vested or settled. In August 2018, upon completion of our IPO, 491,915 unvested RSUs were cancelled in exchange for shares of restricted stock under the 2018 Plan.

The phantom stock activity for the year ended September 30, 2018 were summarized as follows:

		Weighted-
	Number	Average
	of Shares	Fair Value
Phantom stock unvested at September 30, 2017	—	$—
Granted	536,538	6.14
Vested	(44,623)	7.30
Cancelled	(491,915)	12.00
Phantom stock unvested at September 30, 2018	—	$—

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

As of September 30, 2018, there was $8.8 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the years ended September 30, 2018, 2017 and 2016 was $12.9 million, $2.3 million and $4.7 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the consolidated statements of operations.

13.	Commitments

At September 30, 2018, the Company leased 28 aircraft under noncancelable operating leases with remaining terms of up to 5.5 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility noncancelable operating leases have remaining terms of up to nine years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $85.9 million, $83.8 million and $84.8 million for the years ended September 30, 2018, 2017 and 2016, respectively.

Future minimum lease payments as of September 30, 2018, under noncancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
2019	$63,993	$2,574	$66,567
2020	45,534	1,594	47,128
2021	44,314	1,367	45,681
2022	29,751	1,339	31,090
2023	12,418	1,308	13,726
Thereafter	11,849	2,704	14,553
Total	$207,859	$10,886	$218,745

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

15.	Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended September 30, 2018 and 2017. In management’s opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2018
Contract revenue	$154,389	$156,515	$159,916	$168,444
Total operating revenues	164,684	167,640	171,739	177,532
Operating income	15,023	16,349	(508)	41,784
Net income (loss)	22,624	2,372	(11,135)	19,394
Net (loss) income per share attributable to common shareholders
Basic	2.00	0.20	(0.89)	1.04
Diluted	0.96	0.10	(0.89)	0.65

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2017
Contract revenue	$155,502	$154,210	$157,411	$151,575
Total operating revenues	160,235	159,096	166,952	157,293
Operating income	20,838	20,405	36,360	22,691
Net income	6,610	5,304	15,432	5,482
Net (loss) income per share attributable to common shareholders
Basic	0.62	0.48	1.40	0.49
Diluted	0.28	0.23	0.66	0.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2018, those controls and procedures were, in design and operations, effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During our most recently completed fiscal quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

We have a code of conduct and ethics that applies to all employees, including our principal executive officer and principal financial officer, as well as to the members of our Board of Directors.  The code is available at investor.mesa-air.com/corporate-governance/governance-overview. We intend to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or The Nasdaq Global Select Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2019 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1**	Third Amended Joint Plan of Reorganization of the Registrant and Affiliated Debtors Under Chapter 11 of the Bankruptcy Code, effective February 27, 2011	DRS	May 7, 2018	2.1

3.1	Amended and Restated Articles of Incorporation of the Registrant	DRS	May 7, 2018	3.1

3.2	Bylaws of the Registrant	DRS	May 7, 2018	3.2

3.3	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.4	Amended and Restated Bylaws of the Registrant	8-K	August 14, 2018	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Investor Rights Agreement between the Registrant and US Airways, Inc., dated March 1, 2011	DRS	May 7, 2018	4.2

4.3.1	Shareholders’ Agreement between the Registrant and US Airways, Inc., dated March 1, 2011	DRS	May 7, 2018	4.3.1

4.3.2	Letter Agreement between the Registrant and US Airways, Inc., dated February 27, 2014	DRS	May 7, 2018	4.3.2

4.3.3	Letter Agreement between the Registrant and US Airways, Inc., dated March 22, 2017	DRS	May 7, 2018	4.3.3

4.3.4	Amended and Restated Shareholders’ Agreement among the Registrant, Penguin Lax, Inc. and P Marblegate Ltd., dated December 2017	DRS	May 7, 2018	4.3.4

4.3.5	Amended and Restated Shareholders’ Agreement between the Registrant and Citigroup Global Markets Inc., dated June 1, 2016	DRS	May 7, 2018	4.3.5

4.3.6	Amended and Restated Shareholders’ Agreement among the Registrant, Owl Creek Credit Opportunities Fund, L.P. and Owl Creek Credit Opportunities Intermediate Fund, L.P., dated February 6, 2018	S-1/A	July 30, 2018	4.3.6

4.3.7	Amended and Restated Shareholders’ Agreement among the Registrant, Marneu Holding Co. and Momar Corp., dated December 13, 2017	S-1/A	July 30, 2018	4.3.7

10.1#	Mesa Air Group, Inc. 2011 Stock Incentive Plan and related forms of agreement	DRS	May 7, 2018	10.1

10.2#	Mesa Air Group, Inc. 2017 Stock Plan and related forms of agreement	DRS	May 7, 2018	10.2

10.3#	Mesa Air Group, Inc. Restricted Phantom Stock Units Plan and related forms of agreement	DRS	May 7, 2018	10.3

10.4.1#	Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan and related forms of agreement	DRS	May 7, 2018	10.4.1

10.4.2#	Amendment. No. 1 to the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan, dated April 21, 2015	DRS	May 7, 2018	10.4.2

10.5#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-1/A	July 30, 2018	10.5

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.7	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.8	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.9	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.10.1†	Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013	S-1/A	July 30, 2018	10.10.1

10.10.2†	First Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of September 12, 2014	S-1/A	July 30, 2018	10.10.2

10.10.3†	Second Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of October 2, 2015	S-1/A	July 30, 2018	10.10.3

10.10.4	Third Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 1, 2015	S-1	July 13, 2018	10.9.4

10.10.5†	Fourth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of November 13, 2015	S-1/A	July 30, 2018	10.10.5

10.10.6†	Fifth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 14, 2015	S-1/A	July 30, 2018	10.10.6

10.10.7†	Sixth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 1, 2015	S-1/A	July 30, 2018	10.10.7

10.10.8	Seventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of August 1, 2016	S-1	July 13, 2018	10.9.8

10.10.9†	Eighth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of June 6, 2016	S-1/A	July 30, 2018	10.10.9

10.10.10†	Ninth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 2017, effective as of 2017	S-1/A	July 30, 2018	10.10.10

10.10.11†	Tenth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated May 3, 2017, effective as of January 1, 2017	S-1/A	July 30, 2018	10.10.11

10.10.12†	Eleventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated 2018, effective as of 2018	S-1/A	July 30, 2018	10.10.12

10.11.1†	Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated March 20, 2001, effective as of February 1, 2001	S-1/A	August 6, 2018	10.11.1

10.11.2	First Amendment to Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated April 27, 2001	S-1	July 13, 2018	10.10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.11.3	Second Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc., dated October 24, 2002	S-1	July 13, 2018	10.10.3

10.11.4	Third Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc. and Freedom Airlines, Inc., dated January 29, 2003	S-1	July 13, 2018	10.10.4

10.11.5†	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 5, 2003	S-1/A	July 30, 2018	10.11.5

10.11.6	Fifth Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated January 28, 2005	S-1	July 13, 2018	10.10.6

10.11.7†	Sixth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated July 27, 2005	S-1/A	July 30, 2018	10.11.7

10.11.8†	Seventh Amendment to Code Share and Revenue Sharing Agreement and Settlement, Assignment and Assumption Agreement among America West Airlines, Inc., US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 10, 2007	S-1/A	July 30, 2018	10.11.8

10.11.9†	Eighth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated May 12, 2008	S-1/A	July 30, 2018	10.11.9

10.11.10†	Ninth Amendment to Code Share and Revenue Sharing Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated March 30, 2009	S-1/A	July 30, 2018	10.11.10

10.11.11†	Tenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 18, 2010	S-1/A	July 30, 2018	10.11.11

10.11.12†	Eleventh Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated July 1, 2012	S-1/A	July 30, 2018	10.11.12

10.11.13†	Twelfth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated February 14, 2013	S-1/A	July 30, 2018	10.11.13

10.11.14†	Thirteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 24, 2013	S-1/A	July 30, 2018	10.11.14

10.11.15†	Fourteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated April 10, 2014	S-1/A	July 30, 2018	10.11.15

10.11.16†	Fifteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 26, 2014	S-1/A	July 30, 2018	10.11.16

10.11.17†	Sixteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated January 26, 2015	S-1/A	July 30, 2018	10.11.17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.11.18†	Seventeenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 28, 2015	S-1/A	July 30, 2018	10.11.18

10.11.19†	Eighteenth Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc., dated March 1, 2017	S-1/A	July 30, 2018	10.11.19

10.12.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.12.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.12.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.12.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.12.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018.	S-1/A	July 30, 2018	10.12.5

10.13.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13.2	Mortgage and Security Agreement Supplement No. 1 between Mesa Airlines, Inc. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.2

10.13.3	Mortgage and Security Agreement Supplement No. 2 between Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.3

10.13.4	Mortgage and Security Agreement Supplement No. 3 between Mesa Airlines, Inc. and CIT Bank, N.A., dated November 23, 2016	S-1/A	July 30, 2018	10.13.4

10.14.1	Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated December 14, 2016	DRS	May 7, 2018	10.14.1

10.14.2	Amendment No. 1 to Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated February 26, 2018	DRS	May 7, 2018	10.14.2

10.15.1	Mortgage and Security Agreement between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.1

10.15.2	Mortgage Supplement No. 1 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.2

10.15.3	Mortgage Supplement No. 2 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated February 2, 2017	DRS	May 7, 2018	10.15.3

10.15.4	Mortgage Supplement No. 3 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated July 5, 2017	DRS	May 7, 2018	10.15.4

10.15.5	Mortgage Supplement No. 4 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated September 29, 2017	DRS	May 7, 2018	10.15.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.15.6	Mortgage Supplement No. 5 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated March 1, 2018	DRS	May 7, 2018	10.15.6

10.16	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.17.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.17.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.17.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.18	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.19.1	Business Loan Agreement between Mesa Airlines, Inc. and MidFirst Bank, dated May 21, 2015	DRS	May 7, 2018	10.19.1

10.19.2	Promissory Note between Mesa Airlines, Inc. and MidFirst Bank, dated May 21, 2015	DRS	May 7, 2018	10.19.2

10.20.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.20.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.20.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.20.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.20.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.20.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.20.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.20.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.20.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.20.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.20.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.20.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

**

The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

#	Management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: December 20, 2018	By:	/s/ Michael J. Lotz
Michael J. Lotz
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	December 20, 2018
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	President and Chief Financial Officer	December 20, 2018
Michael J. Lotz	(Principal Financial Officer)

/s/Brian S. Gillman	Executive Vice President, General Counsel and Secretary	December 20, 2018
Brian S. Gillman

/s/Darren L. Zapfe	Vice President, Finance	December 20, 2018
Darren L. Zapfe	(Principal Accounting Officer)

/s/Daniel J. Altobello	Director	December 20, 2018
Daniel J. Altobello

/s/Ellen N. Artist	Director	December 20, 2018
Ellen N. Artist

/s/Mitchell Gordon	Director	December 20, 2018
Mitchell Gordon

/s/Dana J. Lockhart	Director	December 20, 2018
Dana J. Lockhart

/s/Grant Lyon	Director	December 20, 2018
Grant Lyon

/s/Giacomo Picco	Director	December 20, 2018
Giacomo Picco

/s/Harvey W. Schiller	Director	December 20, 2018
Harvey W. Schiller

/s/Don Skiados	Director	December 20, 2018
Don Skiados