Form 10-Q
period 2018-12-31
MESA AIR GROUP INC
filed 2019-02-13
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019 the registrant had 24,306,411 shares of common stock, no par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "might," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," "seek," "would" or "continue," or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

▪	the supply and retention of qualified airline pilots;
▪	the volatility of pilot attrition;
▪	dependence on, and changes to, or non-renewal of, our capacity purchase agreements;
▪	increases in our labor costs;
▪

reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular capacity purchase agreement by (ii) the maximum number of block hours that could be flown during such month under the particular capacity purchase agreement) under our capacity purchase agreements;

▪	direct operation of regional jets by our major airline partners;
▪	the financial strength of our major airline partners;
▪	limitations on our ability to expand regional flying within the flight systems of our major airline partners' and those of other major airlines;
▪	our significant amount of debt and other contractual obligations;
▪	our compliance with ongoing financial covenants under our credit facilities; and
▪	our ability to keep costs low and execute our growth strategies.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands) (Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$88,600	$103,311
Marketable securities	14,974	19,921
Restricted cash	3,644	3,823
Receivables, net	6,015	14,290
Expendable parts and supplies, net	17,402	15,658
Prepaid expenses and other current assets	43,018	40,914
Total current assets	173,653	197,917

Property and equipment, net	1,247,784	1,250,829
Intangibles, net	10,889	11,341
Lease and equipment deposits	1,838	2,598
Other assets	9,798	9,703
Total assets	$1,443,962	$1,472,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$149,842	$155,170
Accounts payable ($2,046 and $1,330 to related party)	40,439	54,307
Accrued compensation	9,920	12,208
Other accrued expenses	31,017	29,696
Total current liabilities	231,218	251,381
Noncurrent liabilities:
Long-term debt and capital leases, excluding current portion	727,839	760,177
Deferred credits ($7,366 and $7,702 to related party)	14,412	15,393
Deferred income taxes	45,750	39,797
Other noncurrent liabilities	29,584	31,173
Total noncurrent liabilities	817,585	846,540
Total liabilities	1,048,803	1,097,921
Commitments and contingencies (Note 13 and Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 23,902,903 shares issued and outstanding, 10,614,990 warrants issued and outstanding	236,294	234,683
Retained earnings	158,865	139,784
Total stockholders' equity	395,159	374,467
Total liabilities and stockholders' equity	$1,443,962	$1,472,388

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2018	2017
Operating revenues:

Contract revenue ($93,631 and $85,994 from related party)	$170,449	$154,389
Pass-through and other ($1,659 and $1,687 from related party)	7,707	10,295
Total operating revenues	178,156	164,684

Operating expenses:
Flight operations	53,245	49,160
Fuel	121	68
Maintenance	39,802	54,347
Aircraft rent	14,119	18,263
Aircraft and traffic servicing	934	961
General and administrative	12,214	10,930
Depreciation and amortization	18,491	15,932
Total operating expenses	138,926	149,661
Operating income	39,230	15,023
Other (expenses) income, net:
Interest expense	(14,842)	(14,131)
Interest income	156	9
Other (expense) income, net	486	(66)
Total other (expense), net	(14,200)	(14,188)
Income before taxes	25,030	835
Income tax expense (benefit)	5,949	(21,789)
Net income	$19,081	$22,624
Net income per share attributable to
common shareholders
Basic	$0.80	$2.00
Diluted	$0.55	$0.96
Weighted-average common shares outstanding
Basic	23,903	11,294
Diluted	34,821	23,559

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Three Months Ended December 31, 2017
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2017	11,294,083	12,230,625	$114,456	$107,768	$222,224

Stock compensation expense	—	—	428	—	428
Cumulative effect of change in accounting principle
(See note 3)	—	—	—	665	665
Net income	—	—	—	22,624	22,624

Balance at December 31, 2017	11,294,083	12,230,625	$114,884	$131,057	$245,941

	Three Months Ended December 31, 2018
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	1,454	—	1,454
Stock issuance costs	—	—	157	—	157
Net income	—	—	—	19,081	19,081

Balance at December 31, 2018	23,902,903	10,614,990	$236,294	$158,865	$395,159

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$19,081	$22,624
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	18,491	15,932
Stock compensation expense	1,454	428
Deferred income taxes	5,953	(19,253)
Amortization of unfavorable lease liabilities and deferred credits	(2,736)	(2,695)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	1,042	1,769
(Gain) loss on disposal of assets	(1)	82
Provision for obsolete expendable parts and supplies	122	62
Changes in assets and liabilities:
Receivables	8,275	(1,442)
Expendable parts and supplies	(1,866)	(286)
Prepaid expenses and other current assets	(2,042)	6,890
Accounts payable	(2,829)	2,705
Accrued liabilities	(799)	1,296
Net cash provided by operating activities	44,145	28,112

Cash flows from investing activities:
Capital expenditures	(26,036)	(10,312)
Sales of investment securities	4,947	—
Net returns of lease and equipment deposits	760	85
Net cash used in investing activities	(20,329)	(10,227)

Cash flows from financing activities:
Proceeds from long-term debt	—	76,903
Principal payments on long-term debt and capital leases	(38,605)	(69,840)
Debt financing costs	(258)	(2,476)
Stock issuance costs	157	—
Net cash (used in) provided by financing activities	(38,706)	4,587

Net change in cash, cash equivalents and restricted cash	(14,890)	22,472
Cash, cash equivalents and restricted cash at beginning of period	107,134	60,347
Cash, cash equivalents and restricted cash at end of period	$92,244	$82,819

Supplemental cash flow information
Cash paid for interest	$12,266	$8,760
Cash paid for income taxes, net	$—	$21
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$5,635	$—

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled passenger service to 121 cities in 40 states, the District of Columbia, Canada, Mexico, Cuba, and the Bahamas. As of December 31, 2018, Mesa operated a fleet of 145 aircraft with approximately 628 daily departures and 3,400 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. and United Airlines, Inc.

The financial arrangements between the Company and its major airline partners involve a revenue-guarantee arrangement (i.e. a "capacity purchase agreement") whereby the major airline pays a monthly guaranteed amount for each aircraft under contract, a fixed fee for each block hour and flight flown and reimbursement of certain direct operating expenses in exchange for providing regional flying. The major airline partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, thereby reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company's condensed consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

On August 14, 2018, the Company completed an initial public offering ("IPO") of its common stock, in which it issued and sold 9,630,000 shares (the "Firm Shares") of common stock at a public offering price of $12.00 per share, resulting in gross proceeds to the Company of approximately $115.6 million. Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 1,444,500 shares of common stock at the same price.  On September 11, 2018, the Company closed the sale of 1,344,500 shares ("Option Shares") of its common stock, in connection with the partial exercise of the overallotment option granted to the underwriters in its IPO. Of the 1,344,500 Option Shares sold, 723,985 were purchased directly from the Company and the remaining 620,515 shares were purchased directly from the selling shareholders. The Firm Shares and Option Shares were sold to the public for a price of $12.00 per share.

The sale of the Firm Shares and Option Shares raised gross proceeds of approximately $124.2 million. The Company did not receive any proceeds from the sale of the Option Shares by the selling shareholders.  The Company received $111.7 million in net proceeds after deducting $8.7 million of underwriting discounts and commissions and $3.8 million in offering costs.

As part of the IPO, stock appreciation rights ("SARs") previously issued under the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan (the "SAR Plan"), which settled only in cash, were cancelled and exchanged for an aggregate of 1,266,034 shares of restricted common stock under the Company's 2018 Equity Incentive Plan (the "2018 Plan"), of which 966,022 were fully vested upon issuance and are included in the number of shares of common stock outstanding after the IPO. Of the 966,022 fully vested shares, 314,198 shares were retained by the Company to satisfy tax withholding obligations, resulting in a net issuance of 651,824 shares. Additionally, 983,113 shares of restricted common stock were issued to certain of its employees and directors under its 2018 Plan in exchange for the cancellation of 491,915 shares of existing unvested restricted phantom stock units and 491,198 shares of restricted stock under the 2011 and 2017 Plans, respectively.

American Capacity Purchase Agreement

As of December 31, 2018, the Company operated 64 CRJ-900 aircraft for American under a capacity purchase agreement (the "American Capacity Purchase Agreement"). Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company's operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain conditions. American had a 7.2% ownership interest in the Company, calculated on a fully-diluted basis as of December 31, 2018, and September 30, 2018. The related party amounts presented on the condensed consolidated balance sheets and statements of operations pertain to American.

United Capacity Purchase Agreement

As of December 31, 2018, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under a capacity purchase agreement (the "United Capacity Purchase Agreement"). Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Subject to early termination rights, the capacity purchase agreement for 30 of the E-175 aircraft (owned by United) expires between June 2019 and August 2020, subject to United's right to extend for four additional two-year terms (maximum of eight years). Subject to early termination rights, the capacity purchase agreement for 18 of the E-175 aircraft (owned by Mesa) expires between January 2028 and November 2028. During fiscal 2017, the Company and United expanded the capacity purchase agreement to include, subject to early termination rights, an additional 12 E-175 aircraft (purchased by United) with the aircraft entering service through January 2018 for five-year terms, subject to United's right to extend for four additional two-year terms (maximum of eight years). In exchange for performing the flight services under such agreement, the Company receives from United a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. Additionally, certain costs incurred by the Company in performing the flight services are "pass-through" costs, whereby United agrees to reimburse the Company for the actual amounts incurred for the following items: property tax per aircraft, passenger liability insurance, and additionally for the E-175 aircraft owned by United, heavy airframe and engine maintenance, landing gear, auxiliary power units ("APU") and component maintenance. The Company also receives a profit margin based upon certain reimbursable costs under the agreement, as well as its operational performance in addition to a fixed profit margin. The capacity purchase agreement is also subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain circumstances. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving us notice of 90 days or more.

In February 2018, the Company mutually agreed with United to temporarily remove two aircraft from service under its United capacity purchase agreement until the Company was able to fully staff flight operations. During the temporary removal, the Company agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million. In June 2018, the Company was able to fully staff flight operations and these two E-175 aircraft were placed back into service under the United capacity purchase agreement.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with, the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2018 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act,") and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Adoption of New Revenue Standard

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "Topic 606") using the modified retrospective method. See Note 3: "Recent Accounting Pronouncements" for more information. To conform to Topic 606, the Company modified its revenue recognition policy as described below.

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements. Under these agreements, the major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United.  The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks.  The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the capacity purchase agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under Topic 606. All revenue recognized under these contracts is presented as the gross amount billed to the major airline partners.

Under the capacity purchase agreements, the Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term.  Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both the services occur over the term of the agreement and the performance of maintenance services significantly effects the utility of the in-flight services. The Company's individual flights flown under the capacity purchase agreements are deemed to be distinct and the flight service promised in the capacity purchase agreements represents a series of services that should be accounted for as a single performance obligation.  This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

In allocating the transaction price, variable payments (i.e. billings based on flights and block hours flown, pass-through costs, etc.) that relate specifically to the Company's efforts in performing flight services are recognized in the period in which the individual flight is completed. The Company has concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in ASC 606. This results in a pattern of revenue recognition that follows the variable amounts billed from the Company to their customers.

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's condensed consolidated statements of operations. The Company recognized $54.9 million and $54.6 million of lease revenue for the three months December 31, 2018 and 2017, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

The Company's capacity purchase agreements are renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions as described in Note 1. The capacity purchase agreements also contain terms with respect to covered aircraft, services provided and compensation as described in Note 1.  The capacity purchase agreements are amended from time to time to change, add or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its capacity purchase agreements, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with the Company's major airline partners. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled to that is subject to the ASC 606 constraint.

The Company's capacity purchase agreements contain an option that allows its major airline partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. Both of the Company's major airline partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its capacity purchase agreements.  In addition, the Company's major airline partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major airline partners at no cost are presented net in its condensed consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major airline partners related to aircraft modifications associated with capacity purchase agreements and pilot training.  The deferred credits are recognized over time depicting the pattern of transfer of control of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreements.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at December 31, 2018 and September 30, 2018 are $14.4 million and $15.4 million, respectively. The Company recognized $1.2 million and $1.0 million of the deferred credits to revenue in the condensed consolidated statement of operations during the three months ended December 31, 2018 and 2017, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at December 31, 2018 and September 30, 2018 are $4.1 million and $4.6 million, respectively. Contract cost amortization was $0.5 million for the three months ended December 31, 2018 and 2017.

Use of Estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Maintenance Expense

The Company operates under a Federal Aviation Administration ("FAA") approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein the Company recognizes the expense when the maintenance work is completed, or over the repair period, if materially different. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. The Company estimates the cost of maintenance lease return obligations and accrues such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

Under the Company's aircraft operating lease agreements and FAA operating regulations, it is obligated to perform all required maintenance activities on its fleet, including component repairs, scheduled air frame checks and major engine restoration events. The Company estimates the timing of the next major maintenance event based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as recommended by the manufacturer. The timing and the cost of maintenance are based on estimates, which can be impacted by changes in utilization of its aircraft, changes in government regulations and suggested manufacturer maintenance intervals. Major maintenance events consist of overhauls to major components.

Engine overhaul expense totaled $4.1 million, and $19.5 million for the three months ended December 31, 2018, and 2017, respectively, of which $1.5 million and $2.3 million, respectively, was pass-through expense. Airframe C-check expense totaled $1.5 million and  $5.6 million for the three months ended December 31, 2018, and 2017, respectively, of which $0 million, and $3.0 million, respectively, was pass-through expense.

3.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606"). Topic 606 establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted this ASU using the modified retrospective method.  Under the new standard, the Company concluded that, in addition to the aircraft lease, the individual flights are distinct services and the flight services promised in the capacity purchase agreements represent a series of services that should be accounted for as a single performance obligation.  Revenue is recognized over time as the flights are completed.  The adoption of this ASU did not have an impact on recorded amounts when applied to the opening balance sheet as of October 1, 2018.  The adoption did not impact the condensed consolidated financial statements presented other than the disclosures noted in Note 2.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which provides guidance related to the classification and measurement of financial instruments. The guidance primarily impacts the accounting for equity investments other than those accounted for using the equity method of accounting, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company has adopted ASU 2016-01 effective October 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended and clarified and provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements.

In March of 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). With this standard, all excess tax benefits and tax deficiencies are required to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 in the first quarter of the year ended September 30, 2018. This change in accounting principle has been applied on a modified retrospective transition method by means of a cumulative effect adjustment to equity as of the beginning of fiscal year 2018 as a cumulative-effect adjustment increasing deferred tax assets by $0.4 million, increasing income tax expense by $0.3 million, and increasing retained earnings by $0.7 million. Adoption of ASU 2016-09 did not have any other material effect on the Company's results of operations, financial position or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company adopted the standard effective October 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective October 1, 2018 and modified the presentation to include changes in restricted cash in the Company's Condensed Consolidated Statement of Cash Flows.

4.	Concentrations

At December 31, 2018, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the three months ended December 31, 2018 and 2017 and accounts receivable at the end of each of these periods was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.3 million at December 31, 2018 and September 30, 2018. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 53% of the Company's total revenue for the three months ended December 31, 2018 and 2017. United accounted for approximately 47% of the Company's revenue for the three months ended December 31, 2018 and 2017. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at December 31, 2018 and September 30, 2018, were as follows (in thousands):

	December 31,	September 30,
	2018	2018
Customer relationship	$43,800	$43,800
Accumulated amortization	(32,911)	(32,459)
	$10,889	$11,341

Total amortization expense recognized was approximately $0.5 million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively. The Company expects to record amortization expense of $1.4 million for the remainder of 2019, and $1.5 million, $1.2 million, $1.0 million, $0.9 million for fiscal years 2020, 2021, 2022, and 2023 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of December 31, 2018 and September 30, 2018, consisted of the following (in thousands):

	December 31,	September 30,
	2018	2018
Expendable parts and supplies, net
Expendable parts and supplies	$20,830	$18,907
Less obsolescence and other	(3,428)	(3,249)
	$17,402	$15,658

Prepaid expenses and other current assets
Prepaid aircraft rent	$33,849	$30,267
Unutilized manufacturer credits	4,500	4,500
Deferred offering and reimbursed costs	1,925	1,945
Other	2,744	4,202
	$43,018	$40,914
Property and equipment—net
Aircraft and other flight equipment substantially pledged	$1,516,680	$1,502,940
Other equipment	3,707	3,721
Leasehold improvements	2,836	2,754
Vehicles	842	692
Building	699	699
Furniture and fixtures	287	287

Total property and equipment	1,525,051	1,511,093
Less accumulated depreciation	(277,267)	(260,264)
	$1,247,784	$1,250,829

Other accrued expenses
Accrued property taxes	$7,272	$6,981
Accrued interest	7,742	6,118
Accrued vacation	5,557	5,470
Accrued wheels, brakes and tires	1,459	1,452
Other	8,987	9,675
	$31,017	$29,696

Depreciation expense totaled approximately $18.0 million and $15.8 million for the three months ended December 31, 2018 and 2017, respectively.

The Company recorded amortization of the unfavorable lease liability for approximately $1.5 million and $1.7 million for the three months ended December 31, 2018 and 2017, respectively, as a reduction to lease expense.

7.	Fair Value Measurements

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  Marketable securities are reported at fair value based on market quoted prices in the condensed consolidated balance sheets.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	December 31, 2018		September 30, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$891.7	$889.2	$930.2	$926.2

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt and Other Borrowings

Long-term debt as of December 31, 2018 and September 30, 2018, consisted of the following (in thousands):

	December 31,	September 30,
	2018	2018
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2019(1)(2)	$1,780	$4,428
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(3)(4)	63,784	69,340
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(5)	69,231	72,438
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(6)	119,701	122,591
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(7)	209,240	209,240
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(8)	163,734	167,269
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(17)	89,440	95,060
Notes payable to financial institution, collateralized by the underlying
equipment, due 2022(9)	84,872	88,162
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(10)	59,467	63,403
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	2,903	3,318
Notes payable to financial institution due 2020(12)	3,852	4,360
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(13)	12,159	14,971
Notes payable to financial institution due 2019(14)	2,088	5,896
Working capital draw loan, collateralized by certain flight equipment
and spare parts(15)	—	—
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(16)	9,441	9,731
Total long-term debt	891,692	930,207
Less current portion	(149,842)	(155,170)
Less unamortized debt issuance costs	(14,011)	(14,860)
Long-term debt—excluding current portion	$727,839	$760,177

(1)

In fiscal 2005, the Company financed five CRJ-900 aircraft with $118 million in debt. The debt bears interest at the monthly London Inter-bank Offered Rate ("LIBOR"), plus 3% (5.503% at December 31, 2018) and requires monthly principal and interest payments.

(2)

In fiscal 2004, the Company financed five CRJ-700 and nine CRJ 900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3% (5.503% at December 31, 2018) and requires monthly principal and interest payments.

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.753% at December 31, 2018) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (4.453% to 9.753% at December 31, 2018) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments.

(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (5.213% at December 31, 2018) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2016, the Company financed 10 E-175 aircraft with $246 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (5.008% to 5.128% at December 31, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2017, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% (9.753% at December 31, 2018) and requires monthly principal and interest payments.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (6.308% at December 31, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (7.308% at December 31, 2018) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.07% (5.878% at December 31, 2018) and requires quarterly principal and interest payments.

(13)

In fiscal 2016 and 2017, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.738% to 5.768% at December 31, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of December 31, 2018, the Company was in compliance with this covenant.

(14)

In fiscal 2017, the Company financed certain flight equipment maintenance costs with $25 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% (6.108% at December 31, 2018) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of December 31, 2018, the Company was in compliance with this covenant.

(15)

In fiscal 2016, the Company obtained a $35 million working capital draw loan, which terminates in August 2019. Interest is assessed on drawn amounts at one-month LIBOR plus 4.25% (6.753% at December 31, 2018). As of December 31, 2018, there were no borrowings outstanding under this facility.  The working capital draw loan is subject to an interest and rental coverage ratio covenant. As of December 31, 2018, the Company was in compliance with this covenant.

(16)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(17)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $67.3 million bear interest at the three-month LIBOR plus 3.50% (6.308% at December 31, 2018) and require quarterly principal and interest payments. The subordinated notes payable bear interest at three month LIBOR plus 7.50% (10.308% at December 31, 2018) and require quarterly principal and interest payments.

Principal maturities of long-term debt as of December 31, 2018, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
Remainder of 2019	$117,339
2020	150,467
2021	144,919
2022	141,917
2023	69,232
Thereafter	267,818
$891,692

The net book value of collateralized aircraft and equipment as of December 31, 2018 was $1,140.7 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At December 31, 2018 Mesa has $209.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

Mesa evaluated whether the pass-through trust formed for its EETC financing is a Variable Interest Entity ("VIE") and required to be consolidated. The pass-through trust was determined to be a VIE, however, the Company has determined that it does not have a variable interest in the pass-through trust, and therefore, has not consolidated the pass-through trust with its financial statements.

On June 27, 2018, the Company refinanced $16.0 million of debt on six CRJ-900 aircraft (due in 2019), with $27.5 million of debt, resulting in net cash proceeds to the Company of $10.4 million after transaction related fees. The notes payable require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus 3.50%.

On June 28, 2018, the Company purchased nine CRJ-900 aircraft, which were previously leased under its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), for $76.5 million. The Company financed the aircraft purchase with $69.6 million in new debt and proceeds from the June 2018 refinancing of six CRJ-900 aircraft. The notes payable of $69.6 million require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus a spread ranging from 3.50% for the senior promissory notes to 7.50% for the subordinated promissory notes. The Company recorded non-cash lease termination expense of $15.1 million in connection with the lease buyout. Also, as part of the transaction, the Company (i) received $4.5 million of future goods and services credits and $5.6 million of loan forgiveness for loans with a maturity date in 2027 from the aircraft manufacturer, and (ii) mutually agreed with GE Capital Aviation Services LLC to terminate the GE Warrant to purchase 250,000 shares of common stock.

On August 14, 2018 the Company paid down the outstanding balance on the CIT Revolving Credit Facility of $25.7 million.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2018	2017
Net income attributable to Mesa Air Group	$19,081	$22,624
Basic weighted average common shares outstanding	23,903	11,294
Add: Incremental shares for:
Dilutive effect of warrants	10,609	12,076
Dilutive effect of restricted stock	309	189
Diluted weighted average common shares outstanding	34,821	23,559
Net income per common share attributable to Mesa Air Group:
Basic	$0.80	$2.00
Diluted	$0.55	$0.96

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three months ended December 31, 2018 and 2017.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Certain persons who are not U.S. citizens currently hold outstanding warrants to purchase shares of the Company's common stock. The warrants are not exercisable due to restrictions imposed by federal law requiring that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship. During June 2018, the Company extended the term of outstanding warrants set to expire by five years (through fiscal year 2023). Any warrants that were not extended were forfeited.

On June 28, 2018, the Company agreed with GE Capital Aviation Services LLC ("GE Capital") to terminate a warrant to purchase 250,000 shares of common stock held by GE Capital.

In July 2018, the Company's Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Equity Incentive Plan (the "2018 Plan") immediately following completion of the Company's IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company's condensed consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

The Company's shares of common stock were listed on The NASDAQ Global Select Market under the symbol "MESA" effective August 10, 2018. On August 14, 2018, the Company completed its IPO, in which it issued and sold 9,630,000 shares of common stock, no par value, at a public offering price of $12.00 per share (the "Firm Shares"). Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 1,444,500 shares of common stock at the same price. On September 11, 2018, the Company closed the sale of 1,344,500 shares ("Option Shares") of its common stock, in connection with the partial exercise of the overallotment option granted to the underwriters in its IPO. Of the 1,344,500 Option Shares sold, 723,985 were purchased directly from the Company and the remaining 620,515 shares were purchased directly from the selling shareholders. The Firm Shares and Option Shares were sold to the public for a price of $12.00 per share. The aggregate gross proceeds to us from the IPO were approximately $124.2 million. The Company received $111.7 million in net proceeds after deducting $8.7 million of underwriting discounts and commissions and $3.8 million in offering costs.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust and its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility") each contain restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

11.	Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 23.8% for the three months ended December 31, 2018, and (2,609.5)% for the three months ended December 31, 2017. The quarterly ETR was significantly different from the Company's prior year ETR primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017, which reduced the Company's statutory federal tax rate from 35% to 21%.  In addition, the Company's rate varied slightly from prior years as a result of state taxes, changes in the valuation allowance against state net operating losses, and changes in state apportionment and state statutory rates.

The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property. The Tax Act reduced the federal corporate tax rate to 21% in the Company's fiscal year ended September 30, 2018 for the period beginning after December 31, 2017. For the fiscal year ending September 30, 2019, and onward, the applicable federal corporate tax rate is 21%.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The one year measurement period ended during the Company's first quarter ended December 31, 2018.  As a result, the Company has finalized provisional amounts originally recorded in connection with the Tax Act.

In connection with the Company's initial analysis of the impact of the Tax Act, it has recorded a discrete net tax benefit of $22.4 million in the period ended September 30, 2018.  The Company recorded the $22.4 million impact for the three months ended December 31, 2017, the first quarter of the fiscal year ended September 30, 2018.  The Company has completed its accounting for the income tax effects of the Tax Act.

The Company's accounting for the Tax Act was completed as follows:

Reduction of U.S. federal corporate tax rate: The Act reduces the corporate tax rate to 21%, effective January 1, 2018. In the fourth quarter of the period ended September 30, 2018, the Company completed its analysis to determine the effect of the reduction of the U.S. federal corporate tax rate and recorded an adjustment of $0.9 million from the amount recorded in the first quarter of the fiscal year.  Consequently, the effect for the fiscal year ended September 30, 2018 was a decrease related to the Company's net deferred tax liabilities of $22.0 million, excluding the valuation allowance.  The Company also calculated an increase to its valuation allowance of $0.5 million due to the rate change.  The Company recorded a corresponding net adjustment to its deferred income tax benefit of $21.5 million for the period ended September 30, 2018 as part of its completion of the accounting for Tax Act.

Elimination of Corporate AMT and Refund of AMT Credits: For tax years beginning after December 31, 2017, the corporate AMT was repealed.  The Act allows the use of existing corporate AMT credits to offset regular tax liability for tax years after December 31, 2017. AMT credits in excess of regular liability are refundable in the years 2018 through 2021.  At December 31, 2018, the Company had $2.5 million of AMT credits, all of which is expected to be refunded.  The Company has reclassified the AMT credits to long-term receivable.   In the fourth quarter of the year ended September 30, 2018, the Company had accounted for a potential sequestration of its AMT credit receivable by recording a provisional tax expense of $0.1 million for the estimated sequestration amounts withheld from its AMT credit carryovers. As a result of the IRS's recent announcement regarding Section 53(e), the Company is no longer subject to the sequestration previously mandated, and has reversed the estimated $0.1 million sequestration accrual recorded for the tax year ended September 30, 2018, resulting in an income tax benefit of $0.1 million for the tax year ended September 30, 2019.  This benefit was recorded in the three months ended December 31, 2018.

Valuation allowances: The Company determined whether the federal and state valuation allowance assessments were affected by various aspects of the Tax Act. Any corresponding determinations relating to changes in valuation allowances have, likewise, been completed with no changes identified with respect to the provisional amounts recorded.

As of September 30, 2018, the Company had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

12.	Share-Based Compensation

Restricted Stock

The restricted stock activity for the three months ended December 31, 2018 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	—	—
Vested	—	—
Forfeited	(14,217)	$12.00
Restricted shares unvested at December 31, 2018	1,236,408	$9.56

As of December 31, 2018, there was $11.9 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2018 and 2017 was $1.5 million and $0.5 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the condensed consolidated statements of operations.

13.	Commitments

At December 31, 2018, the Company leased 28 aircraft under noncancelable operating leases with remaining terms of up to 5.25 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility noncancelable operating leases have remaining terms of up to 7.00 years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $19.1 million and $21.7 million for the three months ended December, 2018 and 2017, respectively.

Future minimum lease payments as of December 31, 2018, under noncancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
Remainder of 2019	45,882	2,548	48,430
2020	45,534	1,943	47,477
2021	44,314	1,375	45,689
2022	29,751	1,339	31,090
2023	12,418	1,308	13,726
Thereafter	11,849	2,704	14,553
Total	$189,748	$11,217	$200,965

The majority of the Company's leased aircraft are leased through trusts that have a sole purpose to purchase, finance, and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single-owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. Management believes that the Company's maximum exposure under these leases is the remaining lease payments.

14.	Contingencies

The Company is involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

15.	Supplemental Disclosure

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31,	December 31,
	2018	2017
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$88,600	$78,991
Restricted cash	3,644	3,828
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$92,244	$82,819

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.

16.	Subsequent Events

On January 28, 2019, the Company entered into a Term Loan Agreement (the "Term Loan") pursuant to which the lenders committed to lend to the Company term loans in the aggregate principal amount of $91,200,000.  Borrowings under the Term Loan will bear interest at LIBOR plus 3.10%.  This interest rate applicable to the Term Loan is significantly lower than the Company's Spare Engine Facility (defined below), which the Term Loan refinances and replaces.  The Spare Engine Facility accrued interest at LIBOR plus 7.25% plus a Yield Enhancement of 1.50% applied to scheduled principal repayments.  The Term Loan has a term of five years, with principal and interest payments due monthly over the term of the loan in accordance with an amortization schedule.

Proceeds from the Term Loan were used to (1) repay amounts outstanding under its spare engine financing facility entered into in fiscal year 2017 (the "Spare Engine Facility"); (2) pay prepayment fees under the Spare Engine Facility; (3) pay accrued and unpaid interest expenses; and (4) finance six engines acquired in 2018.  The obligations under the Term Loan are secured by a first priority lien on 27 aircraft engines (21 used engines securing the obligations under the Spare Engine Facility and the six new and used engines acquired by the Company in calendar year 2018) and related collateral, including engine warranties and proceeds of the foregoing.

On January 29, 2019, the Board of Directors of the Company ratified the entry by its wholly owned subsidiary, Mesa Airlines, into a term sheet (the "Term Sheet") with American Airlines, Inc. ("American"), which sets forth certain proposed amendments to the American Capacity Purchase Agreement.  The parties agreed that the Term Sheet will remain in effect until the earliest to occur of the following: (1) the execution a definitive amendment to the American Capacity Purchase Agreement; (2) the date American provides a withdrawal notice with respect to six additional aircraft in connection with the Company's failure to meet certain performance criteria (as discussed below); (3) the date the Company exercises its option to withdraw aircraft from the American Capacity Purchase Agreement (as discussed below); and (4) the expiration or termination of such Capacity Purchase Agreement.

The amendments to the American Capacity Purchase Agreement include the following:

▪

The conversion of two aircraft to be utilized by Mesa Airlines as operational spares in Mesa's sole discretion throughout its system, resulting in a decrease in the number of aircraft operated by the Company under the American Capacity Purchase Agreement from 64 to 62, effective April 1, 2019.  American has agreed to make certain additional monthly payments to the Company related to the two aircraft during the period April 2019 through December 2020.

▪

The parties also agreed to new and revised operational performance criteria under the American Capacity Purchase Agreement, which if exceeded, will result in the payment of additional incentive compensation to Mesa Airlines and, if not met, could result in up to six additional aircraft being removed from the American Capacity Purchase Agreement (as discussed below).  The new and revised performance criteria will be measured on a rolling 60-day period (effective May 1, 2019) and 45-day period (effective September 1, 2019 and thereafter).

▪

The parties agreed that if at any time during the term of the Term Sheet the Company fails to comply with such revised/new operational performance metrics (as determined over the applicable rolling measurement periods), American will have the right to permanently withdraw one aircraft from the American Capacity Purchase

Agreement and may not in any event withdraw more than two aircraft in any calendar month or six aircraft in total.
▪

In addition to American's rights, if at any time during the term of the Term Sheet the Company fails to comply with an applicable performance metric on two or more occasions, then upon the second occurrence and each subsequent failure, the Company has the right, exercisable in its discretion, to elect to permanently withdraw six aircraft from the American Capacity Purchase Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward‑looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements below.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Cautionary Notes Regarding Forward-Looking Statements" above and "Risk Factors" below.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 121 cities in 40 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. (" American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of December 31, 2018, we operated a fleet of 145 aircraft with approximately 628 daily departures. We operate 64 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended December 31, 2018, approximately 56% of our aircraft in scheduled service were operated for United and approximately 44% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2018 (our "2018 fiscal year") and the three months ended December 31, 2018 was derived from operations associated with our American and United Capacity Purchase Agreements.

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

Pass-Through and Other. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, and certain maintenance costs related to our E-175 aircraft.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements, including aircraft repositioning and maintenance. As of December 31, 2018, all aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major airline partners. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification ("ASC") 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled passenger services in accordance with our capacity purchase agreements.

While we operate under two separate capacity purchase agreements, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker uses condensed consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. He bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Cautionary Statement Regarding Non-GAAP Measures

We present EBITDA and EBITDAR in this Quarterly Report on Form 10-Q, which are not recognized financial measures under accounting principles generally accepted in the United States of America ("GAAP"), as supplemental disclosures because our senior management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

EBITDA. We define EBITDA as net income or loss before interest, income taxes, and depreciation and amortization.

EBITDAR. We define EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent.

EBITDA and EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i)  EBITDA and EBITDAR do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; (ii)  EBITDA and EBITDAR do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (iii) EBITDA and EBITDAR do not reflect changes in, or cash requirements for, our working capital needs; (iv)  EBITDA and EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and (vi)  EBITDA and EBITDAR do not reflect any cash requirements for such replacements and other companies in our industry may calculate EBITDA and EBITDAR differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, EBITDA and EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reasons, each of EBITDA and EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

We had operating income of $39.2 million in our three months ended December 31, 2018 compared to operating income of $15.0 million in our three months ended December 31, 2017.  In our three months ended December 31, 2018, we had net income of $19.1 million compared to net income of $22.6 million in our three months ended December 31, 2017.  Our operating results for the three months ended December 31, 2018 reflected an increase in contract revenue primarily related to the addition of 12 E-175 aircraft under our United Capacity Purchase Agreement as well as increased flying on our CRJ fleet.  We also experienced an increase in flight operations expense driven by an increase in pilot and flight attendant wages due to the additional block hours.

Our maintenance expense decreased due to the timing of significant engine overhaul events, which occurred less frequently during the three months ended December 31, 2018 than during the three months ended December 31, 2017. Our aircraft rent decreased in the three months ended December 31, 2018 compared to the same period in 2017 mainly as a result of purchasing nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  We also saw an increase in depreciation expense primarily due to the purchase of nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.

Operating Revenues

	Three Months Ended December 31,
	2018	2017	Change
Operating revenues ($ in thousands):
Contract	$170,449	$154,389	$16,060	10.4%
Pass-through and other	7,707	10,295	(2,588)	(25.1)%
Total operating revenues	$178,156	$164,684	$13,472	8.2%

Operating data:
Available seat miles—ASMs (thousands)	2,708,899	2,308,312	400,587	17.4%
Block hours	115,000	97,705	17,295	17.7%
Revenue passenger miles—
RPMs (thousands)	2,111,193	1,833,459	277,734	15.1%
Average stage length (miles)	578	548	30	5.5%
Contract revenue per available seat
mile—CRASM (in cents)	¢ 6.29	¢ 6.69	¢ (0.40)	(6.0)%
Passengers	3,620,115	3,311,007	309,108	9.3%

"Available seat miles" or "ASMs" means the number of seats available for passengers multiplied by the number of miles the seats are flown.

"Average stage length" means the average number of statute miles flown per flight segment.

"CRASM" means contract revenue divided by ASMs.

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $13.5 million, or 8.2%, during our three months ended December 31, 2018 as compared to our three months ended December 31, 2017. Contract revenue increased by $16.1 million, or 10.4%, primarily due to an increase in flying with our expanded E-175 fleet as well our CRJ-900 and CRJ-700 fleets and a decrease in credits given to our major airline partners based on contractual utilization levels.  Our block hours flown during our three months ended December 31, 2018 increased 17.7% compared to the three months ended December 31, 2017 primarily due to increased flying on our E175 fleet and our CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our three months ended December 31, 2018 by $2.6 million, or 25.1%, primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2018	2017	Change
Operating expenses ($ in thousands):
Flight operations	$53,245	$49,160	$4,085	8.3%
Fuel	121	68	53	77.9%
Maintenance	39,802	54,347	(14,545)	(26.8)%
Aircraft rent	14,119	18,263	(4,144)	(22.7)%
Aircraft and traffic servicing	934	961	(27)	(2.8)%
General and administrative	12,214	10,930	1,284	11.7%
Depreciation and amortization	18,491	15,932	2,559	16.1%
Total operating expenses	$138,926	$149,661	$(10,735)	7.2%

Operating data:
Available seat miles—ASMs (thousands)	2,708,899	2,308,312	400,587	17.4%
Block hours	115,000	97,705	17,295	17.7%
Average stage length (miles)	578	548	30	5.5%
Departures	61,534	55,364	6,170	11.1%

Flight Operations. Flight operations expense increased $4.1 million, or 8.3%, to $53.2 million for our three months ended December 31, 2018 compared to the same period in 2017.  The increase was primarily driven by an increase in pilot and flight attendant wages due to the additional flying as well as a decrease in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training.

Fuel. Fuel expense increased $0.05 million, or 77.9%, to $0.1 million for our three months ended December 31, 2018 compared to the same period in 2017.  The increase was primarily driven by an increase in controllable ferry flights, offset by a decrease in c-check fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended December 31, 2018 and 2017 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $14.5 million, or 26.8%, to $39.8 million for our three months ended December 31, 2018 compared to the same period in 2017. This decrease was primarily driven by a decrease in engine overhaul expense and pass through c-check expense and partially offset by an increase in component contract and rotable and expendable parts expense. During our three months ended December 31, 2018, $1.5 million of engine overhaul expenses were reimbursable by our major airline partners. Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $3.2 million during our three months ended December 31, 2018.

The following table presents information regarding our maintenance costs during our three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,
	2018	2017	Change
Engine overhaul	$2,621	$17,181	$(14,560)	(84.7)%
Pass-through engine overhaul	1,541	2,327	(786)	(33.8)%
C-check	1,511	2,589	(1,078)	(41.6)%
Pass-through C-check	—	3,023	(3,023)	(100.0)%
Component contracts	9,196	7,759	1,437	18.5%
Rotable and expendable parts	7,184	5,108	2,076	40.6%
Other pass-through	2,368	1,763	605	34.3%
Labor and other	15,381	14,597	784	5.4%
Total	$39,802	$54,347	$(14,545)	26.8%

Aircraft Rent. Aircraft rent expense decreased $4.1 million, or 22.7%, to $14.1 million from for our three months ended December 31, 2018 compared to the same period in 2017. The decrease is attributable to a $3.7 million decrease in aircraft lease expense due to purchasing nine CRJ-900 which were previously leased under the GECAS Lease Facility in June 2018, and a $0.4 million decrease in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.03 million, or 2.8%, to $0.9 million for our three months ended December 31, 2018 compared to the same period in 2017. The decrease is primarily due to a decrease in interrupted trip expense and partially offset by higher pass-through regulatory charges. For our three months ended December 31, 2018 and 2017, 53.4% and 47.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $1.3 million, or 11.7%, to $12.2 million for our three months ended December 31, 2018 compared to the same period in 2017. The increase is primarily due to an increase in the amortization of our restricted stock compensation as well as an increase in property tax expense.

Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million, or 16.1%, to $18.5 million for our three months ended December 31, 2018 compared to the same period in 2017. The increase is primarily attributable to an increase in depreciation expense related to the purchase of nine CRJ-900 which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of six spare engines and an increase in the amortization of intangibles.

Other Expense

Other expense increased $0.01 million, or 0.1%, to $14.2 million for our three months ended December 31, 2018, compared to the same period in 2017. The increase is primarily due to an increase in interest expense of $1.4 million related to the financing of nine CRJ-900 which were previously leased under the GECAS Lease Facility, financing of 23 spare engines, refinancing of fifteen CRJ-900 aircraft, our line of credit with CIT, and a deferment of certain payments under our aircraft lease facility (the "RASPRO Lease Facility") with RASPRO Trust 2005, a pass-through trust ("RASPRO"). Our expenses related to debt financing amortization decreased by $0.7 million, attributable mainly to the write-off of financing fees related to four aircraft that were refinanced in December 2017.  Additionally, interest income and gains on our investments increased in the three months ended December 31, 2018, compared to the same period in 2017.

Income Taxes

In our three months ended December 31, 2018, our effective tax rate was 23.8% compared to (2,609.5)% in our three months ended December 31, 2017. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

The income tax provision for the three months ended December 31, 2018 results in an effective tax rate of 23.8%, which differs from the U.S. federal statutory rate of 21% due to state taxes, changes in the valuation allowance against state net operating losses, and from changes in state apportionment and state statutory rates.

The income tax provision for the three months ended December 31, 2017 results in an effective tax rate of (2,609.5)%, which differs from the U.S. federal statutory rate of 35% primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.

On December 22, 2017, the President signed into law the legislation colloquially known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act incorporated several new provisions that will have an impact on our financial statements. Most notably, the Tax Act decreased the federal statutory rate to 24.5% for the year ending September 30, 2018, and 21% for the years ending September 30, 2019 and forward. The decrease in federal statutory rate resulted in a net tax benefit due to the remeasurement of our net deferred tax liability. The change in our future effective tax rate is not anticipated to have an effect on our taxes until all of our U.S. federal net operating losses and credits have been utilized.

Additional provisions of the Tax Act that may impact our financial statements include 100% expensing of qualified property placed in service after September 27, 2017 and before January 1, 2023, refundable minimum tax credits over a four year period, net interest expense deductions limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter, and net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset up to 80% of a taxpayer's taxable income. These net operating losses are allowed to be carried forward indefinitely.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

EBITDA and EBITDAR

The following table presents a reconciliation of net income to estimated EBITDA and EBITDAR for the period presented:

	Three Months Ended December 31,
	2018	2017
Reconciliation (in thousands):
Net income	$19,081	$22,624
Income tax expense (benefit)	5,949	(21,789)
Income before taxes	$25,030	$835
Interest expense	14,842	14,131
Interest income	(156)	(9)
Depreciation and amortization	18,491	15,932
EBITDA	58,207	30,889
Aircraft rent	14,119	18,263
EBITDAR	72,326	49,152

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our credit and guaranty agreement (the "CIT Revolving Credit Facility") pursuant to which the CIT Lenders committed to lend to Mesa Airlines and Mesa Air Group—Airline Inventory Management, LLC, ("MAG-AIM") revolving loans in the aggregate principal amount of up to $35.0 million, which was paid down with proceeds from the initial public offering ("IPO") of our common stock on August 14, 2018.

We believe that the key factors that could affect our internal and external sources of cash include:

▪

Factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of changes in demand for our services, competitive pricing pressures, and our ability to achieve further reductions in operating expenses; and

▪

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

Prior to our IPO, our operations had been financed primarily by cash flow from operating activities and funds from external borrowings. As of December 31, 2018, we had $88.6 million in cash and cash equivalents. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock as well as 723,985 shares of common stock from the exercise of the over-allotment option granted to the underwriters, which was exercised on September 11, 2018 at a price to the public of $12.00 per share. We received proceeds of $111.7 million, net of underwriting discounts and commissions and estimated offering costs.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. In our three months ended December 31, 2018, we paid $26.0 million in capital expenditures primarily related to the purchase of five spare engines.  Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing, have historically been approximately 1.2% to 1.5% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2018, our principal sources of liquidity were cash and cash equivalents of $88.6 million. In addition, we had restricted cash of $3.6 million as of December 31, 2018. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of December 31, 2018, we also had $776.4 million in secured indebtedness incurred in connection with our financing of 74 total aircraft. Primary uses of liquidity are capital expenditures, aircraft pre-delivery payments and debt repayments. As of December 31, 2018, we had $148.6 million of short-term debt, excluding capital leases, and $733.7 million of long-term debt excluding capital leases.

Sources of cash for the three months ended December 31, 2018 were primarily cash flows from operations of $44.1 million. This positive cash flow was driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of December 31, 2018, we had $3.6 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$44,145	$28,112
Net cash used in investing activities	(20,329)	(10,227)
Net cash (used in) provided by financing activities	(38,706)	4,587
Net decrease in cash and cash equivalents	(14,890)	22,472
Cash and cash equivalents at beginning of period	107,134	60,347
Cash and cash equivalents at end of period	$92,244	$82,819

Net Cash Flow Provided By Operating Activities

During our three months ended December 31, 2018, cash flow provided by operating activities of $44.1 million reflects our growth and execution of our strategic initiatives. We had net income of $19.1 million adjusted for the following significant non-cash items: depreciation and amortization of $18.5 million, stock-based compensation of $1.5 million, deferred income taxes of $6.0 million, amortization of unfavorable lease liabilities and deferred credits of $(2.7) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $1.0 million. We had a net change of $0.7 million within other net operating assets and liabilities largely driven by a decrease in accounts receivable primarily due to the timing of receipts from United during our three months ended December 31, 2018.

During our three months ended December 31, 2017, cash flow provided by operating activities of $28.1 million reflects our growth and execution of our strategic initiatives. We had net income of $22.6 million adjusted for the following significant non-cash items: depreciation and amortization of $15.9 million, stock-based compensation of $0.4 million, deferred income taxes of $(19.3) million, amortization of unfavorable lease liabilities and deferred credits of $(2.7) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $1.8 million. We had net inflows of $9.2 million within other net operating assets and liabilities largely driven by aircraft lease payments during our three months ended December 31, 2017.

Net Cash Flows Used In Investing Activities

During our three months ended December 31, 2018, net cash flow used in investing activities totaled  $(20.3) million. We invested $26.0 million in five spare engines and aircraft improvements offset by $4.9 from sales of investment securities.

During our three months ended December 31, 2017, net cash flow used in investing activities totaled $(10.2) million. We invested $10.3 million in two spare engines and aircraft improvements, offset partially by returns of equipment deposits.

Net Cash Flows Used In or Provided By Financing Activities

During our three months ended December 31, 2018, net cash flow used in financing activities was $(38.7) million.  We made $38.6 million of principal repayments on long-term debt during the period. We also incurred $0.3 million of costs related to debt financing.

During our three months ended December 31, 2017, net cash flow provided by financing activities was $4.6 million. We received $76.9 million in proceeds from long-term debt primarily related to spare aircraft engine and aircraft engine kit financing. We made $69.8 million of principal repayments on long-term debt and incurred $2.5 million of costs related to debt financing.

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

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 2: "Summary of Significant Accounting Policies" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2018 Form 10-K under the heading "Critical Accounting Policies."

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3: "Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of December 31, 2018, we had $576.2 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.9 million in the three months ended December 31, 2018.

As of December 31, 2018, we had $319.5 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to commercial and employment litigation claims, FAA civil action proceedings and to other administrative and regulatory proceedings and reviews. We currently believe that the ultimate outcome of such claims, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. Additionally, from time to time we are subject to legal proceedings and regulatory oversight in the ordinary course of our business.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

*

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: February 13, 2019	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)