Form 10-Q
period 2019-03-31
MESA AIR GROUP INC
filed 2019-05-15
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange of Which Registered
Common Stock, no par value	MESA	Nasdaq Global Select Market

As of April 30, 2019 the registrant had 28,785,577 shares of common stock, no par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as "may", "should", "expects", "might", "plans", "anticipates", "could", "intends", "target", "projects", "contemplates", "believes", "estimates", "predicts", "potential", "seek", "would", "continue", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$77,743	$103,311
Marketable securities	—	19,921
Restricted cash	3,646	3,823
Receivables, net	12,071	14,290
Expendable parts and supplies, net	19,229	15,658
Prepaid expenses and other current assets	47,451	40,914
Total current assets	160,140	197,917

Property and equipment, net	1,237,615	1,250,829
Intangibles, net	10,437	11,341
Lease and equipment deposits	6,916	2,598
Other assets	10,178	9,703
Total assets	$1,425,286	$1,472,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$147,114	$155,170
Accounts payable ($2,573 and $1,330 to related party)	40,527	54,307
Accrued compensation	11,675	12,208
Other accrued expenses	27,344	29,696
Total current liabilities	226,660	251,381
Noncurrent liabilities:
Long-term debt and capital leases, excluding current portion	696,856	760,177
Deferred credits ($6,829 and $7,702 to related party)	14,680	15,393
Deferred income taxes	49,836	39,797
Other noncurrent liabilities	27,969	31,173
Total noncurrent liabilities	789,341	846,540
Total liabilities	1,016,001	1,097,921
Commitments and contingencies (Note 13 and Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 27,969,475 (2019) and 23,902,903 (2018) shares issued and outstanding, 6,780,297 (2019) and 10,614,990 (2018) warrants issued and outstanding	237,171	234,683
Retained earnings	172,114	139,784
Total stockholders' equity	409,285	374,467
Total liabilities and stockholders' equity	$1,425,286	$1,472,388

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Operating revenues:
Contract revenue (2019—$94,734 and $188,365 and 2018—$89,210 and $175,204 from related party)	$169,771	$156,515	$340,220	$310,904
Pass-through and other (2019—$2,080 and $3,739 and 2018—$1,668 and $3,355 from related party)	7,376	11,125	15,083	21,420
Total operating revenues	177,147	167,640	355,303	332,324

Operating expenses:
Flight operations	49,366	54,647	102,611	103,807
Fuel	101	130	222	198
Maintenance	45,380	51,409	85,182	105,756
Aircraft rent	14,110	18,319	28,229	36,582
Aircraft and traffic servicing	1,065	783	1,999	1,744
General and administrative	13,472	10,337	25,686	21,267
Depreciation and amortization	19,276	15,666	37,767	31,598
Total operating expenses	142,770	151,291	281,696	300,952
Operating income	34,377	16,349	73,607	31,372
Other (expenses) income, net:
Interest expense	(13,772)	(13,343)	(28,614)	(27,474)
Interest income	299	10	455	19
Loss on extinguishment of debt	(3,616)	—	(3,616)	—
Other (expense) income, net	47	(36)	533	(102)
Total other (expense), net	(17,042)	(13,369)	(31,242)	(27,557)
Income before taxes	17,335	2,980	42,365	3,815
Income tax expense (benefit)	4,086	608	10,035	(21,181)
Net income	$13,249	$2,372	$32,330	$24,996
Net income per share attributable to
common shareholders
Basic	$0.38	$0.10	$0.93	$1.07
Diluted	$0.38	$0.10	$0.92	$1.06
Weighted-average common shares outstanding
Basic	34,699	23,282	34,607	23,279
Diluted	34,962	23,570	35,041	23,530

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2018
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2017	11,294,083	12,230,625	$114,456	$107,768	$222,224

Stock compensation expense	—	—	428	—	428
Cumulative effect of change in accounting principle (See note 3)	—	—	—	665	665
Net income	—	—	—	22,624	22,624

Balance at December 31, 2017	11,294,083	12,230,625	$114,884	$131,057	$245,941

Stock compensation expense	—	—	391	—	391
Warrants converted to common stock	1,089,720	(1,089,720)	—	—	—
Restricted shares issued	10,412	—	—	—	—
Net income	—	—	—	2,372	2,372

Balance at March 31, 2018	12,394,215	11,140,905	$115,275	$133,429	$248,704

	Six Months Ended March 31, 2019
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	1,454	—	1,454
Stock issuance costs	—	—	157	—	157
Net income	—	—	—	19,081	19,081

Balance at December 31, 2018	23,902,903	10,614,990	$236,294	$158,865	$395,159

Stock compensation expense	—	—	1,298	—	1,298
Repurchased shares	(52,967)	—	(449)	—	(449)
Stock issuance costs	—	—	28	—	28
Warrants converted to common stock	3,834,693	(3,834,693)	—	—	—
Restricted shares issued	284,846	—	—	—	—
Net income	—	—	—	13,249	13,249

Balance at March 31, 2019	27,969,475	6,780,297	237,171	172,114	409,285

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$32,330	$24,996
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	37,767	31,598
Stock compensation expense	2,752	819
Deferred income taxes	10,039	(18,646)
Amortization of unfavorable lease liabilities and deferred credits	(5,670)	(5,552)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	2,000	2,636
Loss on extinguishment of debt	3,616	—
(Gain) loss on disposal of assets	(33)	198
Provision for obsolete expendable parts and supplies	319	62
Changes in assets and liabilities:
Receivables	1,734	(8,158)
Expendable parts and supplies	(3,890)	(390)
Prepaid expenses and other current assets	(7,244)	9,428
Accounts payable	(3,451)	6,685
Accrued liabilities	(499)	(2,468)
Net cash provided by operating activities	69,770	41,208

Cash flows from investing activities:
Capital expenditures	(34,250)	(16,978)
Sales of investment securities	20,077	—
Net returns of lease and equipment deposits	(4,318)	23
Net cash used in investing activities	(18,491)	(16,955)

Cash flows from financing activities:
Proceeds from long-term debt	91,200	85,441
Principal payments on long-term debt and capital leases	(163,748)	(110,836)
Debt financing costs	(2,540)	(2,678)
Debt prepayment costs	(1,672)	—
Stock issuance costs	185	—
Repurchase of stock	(449)	—
Net cash used in financing activities	(77,024)	(28,073)

Net change in cash, cash equivalents and restricted cash	(25,745)	(3,820)
Cash, cash equivalents and restricted cash at beginning of period	107,134	60,347
Cash, cash equivalents and restricted cash at end of period	$81,389	$56,527

Supplemental cash flow information
Cash paid for interest	$27,937	$24,509
Cash paid for income taxes, net	$51	$46
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$6,345	$—
Acquisition of capital leases	$—	$10,473

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled passenger service to 129 cities in 41 states, the District of Columbia, Canada, Mexico, Cuba, and the Bahamas. As of March 31, 2019, Mesa operated a fleet of 145 aircraft with approximately 609 daily departures and 3,400 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”).

The financial arrangements between the Company and its major airline partners involve a revenue-guarantee arrangement (i.e. a "capacity purchase agreement") whereby the major airline pays a monthly guaranteed amount for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flight flown and reimbursement of certain direct operating expenses in exchange for providing regional flying. The major airline partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, thereby reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

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

American Capacity Purchase Agreement

As of March 31, 2019, the Company operated 64 CRJ-900 aircraft for American under a capacity purchase agreement (the "American Capacity Purchase Agreement"). Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company's operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-

related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain conditions. American had a 7.2% ownership interest in the Company, calculated on a fully-diluted basis as of March 31, 2019, and September 30, 2018. The related party amounts presented on the condensed consolidated balance sheets and statements of operations pertain to American.

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company’s right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company also agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company’s sole discretion throughout its system.

United Capacity Purchase Agreement

As of March 31, 2019, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under a capacity purchase agreement (the "United Capacity Purchase Agreement"). Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Subject to early termination rights, the capacity purchase agreement for 30 of the E-175 aircraft (owned by United) expires between June 2019 and August 2020, subject to United's right to extend for four additional two-year terms (maximum of eight years). Subject to early termination rights, the capacity purchase agreement for 18 of the E-175 aircraft (owned by Mesa) expires between January 2028 and November 2028. During fiscal 2017, the Company and United expanded the capacity purchase agreement to include, subject to early termination rights, an additional 12 E-175 aircraft (purchased by United) with the aircraft entering service through January 2018 for five-year terms, subject to United's right to extend for four additional two-year terms (maximum of eight years). In exchange for performing the flight services under such agreement, the Company receives from United a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. Additionally, certain costs incurred by the Company in performing the flight services are "pass-through" costs, whereby United agrees to reimburse the Company for the actual amounts incurred for the following items: property tax per aircraft, passenger liability insurance, and additionally for the E-175 aircraft owned by United, heavy airframe and engine maintenance, landing gear, auxiliary power units ("APU") and component maintenance. The Company also receives a profit margin based upon certain reimbursable costs under the agreement, as well as its operational performance in addition to a fixed profit margin. The capacity purchase agreement is also subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain circumstances. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving Mesa notice of 90 days or more.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's condensed consolidated statements of operations. The Company recognized $55.0 million and $54.0 million of lease revenue for the three months ended March 31, 2019 and 2018, respectively, and $109.9 million and $108.5 million of lease revenue for the six months ended March 31, 2019 and 2018, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at March 31, 2019 and September 30, 2018 are $14.7 million and $15.4 million, respectively. The Company recognized $1.4 million and $1.2 million of the deferred credits to revenue in the condensed consolidated statements of operations during the three months ended March 31, 2019 and 2018, respectively, and $2.6 million and $2.2 million during the six months ended March 31, 2019 and 2018, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at March 31, 2019 and September 30, 2018 are $5.0 million and $4.6 million, respectively. Contract cost amortization was $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and $1.2 million and $1.0 million for the six months ended March 31, 2019 and 2018, respectively.

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

Engine overhaul expense totaled $5.2 million and $13.7 million for the three months ended March 31, 2019, and 2018, respectively, of which $(0.4) million and $2.9 million, respectively, was pass-through expense.  Engine overhaul expense totaled $9.4 million and $33.1 million for the six months ended March 31, 2019, and 2018, respectively, of which $1.2 million and $5.2 million, respectively, was pass-through expense. Airframe C-check expense totaled $4.7 million and $7.9 million for the three months ended March 31, 2019, and 2018, respectively, of which $0 million and $2.7 million, respectively, was pass-through expense.  Airframe C-check expense totaled $6.2 million and $13.5 million for the six months ended March 31, 2019, and 2018, respectively, of which $0 million and $5.7 million, respectively, was pass-through expense.

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

At March 31, 2019, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the six months ended March 31, 2019 and 2018 and accounts receivable at March 31, 2019 and September 30, 2018 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.4 million and $1.3 million at March 31, 2019 and September 30, 2018, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 55% and 54% of the Company's total revenue for the three months ended March 31, 2019 and 2018, respectively, and 54% for the six months ended March 31, 2019 and 2018. United accounted for approximately 45% and 46% of the Company's revenue for the three months ended March 31, 2019 and 2018, respectively, and 46% for the six months ended March 31, 2019 and 2018. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at March 31, 2019 and September 30, 2018, were as follows (in thousands):

	March 31,	September 30,
	2019	2018
Customer relationship	$43,800	$43,800
Accumulated amortization	(33,363)	(32,459)
	$10,437	$11,341

Total amortization expense recognized was approximately $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and $0.9 million and $0.2 million for the six months ended March 31, 2019 and 2018, respectively. The Company expects to record amortization expense of $0.9 million for the remainder of 2019, and $1.5 million, $1.2 million, $1.0 million, $0.9 million for fiscal years 2020, 2021, 2022, and 2023 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of March 31, 2019 and September 30, 2018, consisted of the following (in thousands):

	March 31,	September 30,
	2019	2018
Expendable parts and supplies, net:
Expendable parts and supplies	$22,802	$18,907
Less: obsolescence and other	(3,573)	(3,249)
	$19,229	$15,658

Prepaid expenses and other current assets:
Prepaid aircraft rent	$36,736	$30,267
Unutilized manufacturer credits	3,000	4,500
Deferred offering and reimbursed costs	2,242	1,945
Other	5,473	4,202
	$47,451	$40,914
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,522,750	$1,502,940
Other equipment	4,631	3,721
Leasehold improvements	2,836	2,754
Vehicles	898	692
Building	699	699
Furniture and fixtures	287	287
Total property and equipment	1,532,101	1,511,093
Less: accumulated depreciation	(294,486)	(260,264)
	$1,237,615	$1,250,829

Other accrued expenses:
Accrued property taxes	$5,415	$6,981
Accrued interest	4,922	6,118
Accrued vacation	5,596	5,470
Accrued wheels, brakes and tires	2,479	1,452
Other	8,932	9,675
	$27,344	$29,696

Depreciation expense totaled approximately $18.8 million and $15.6 million for the three months ended March 31, 2019 and 2018, respectively, and $36.9 million and $31.4 million for the six months ended March 31, 2019 and 2018, respectively.

The Company recorded amortization of the unfavorable lease liability for approximately $1.5 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively, and $3.1 million and $3.4 million for the six months ended March 31, 2019 and 2018, respectively, as a reduction to lease expense.

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in thousands):

	March 31, 2019		September 30, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$857,841	$864,609	$930,207	$926,229

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt and Other Borrowings

Long-term debt as of March 31, 2019 and September 30, 2018, consisted of the following (in thousands):

	March 31,	September 30,
	2019	2018
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2019(1)(2)	$—	$4,428
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(3)(4)	59,176	69,340
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(5)	66,565	72,438
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(6)	116,790	122,591
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(7)	200,322	209,240
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(8)	160,170	167,269
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(17)	83,724	95,060
Notes payable to financial institution, collateralized by the underlying
equipment, due 2022(9)	—	88,162
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(10)	55,473	63,403
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	2,488	3,318
Notes payable to financial institution due 2020(12)	3,344	4,360
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(13)	10,723	14,971
Notes payable to financial institution due 2019(14)	1,369	5,896
Working capital draw loan, collateralized by certain flight equipment
and spare parts(15)	—	—
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(16)	9,144	9,731
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(18)	88,553	—
Total long-term debt	857,841	930,207
Less current portion	(147,114)	(155,170)
Less unamortized debt issuance costs	(13,871)	(14,860)
Long-term debt—excluding current portion	$696,856	$760,177

(1)

In fiscal 2005, the Company financed five CRJ-900 aircraft with $118.0 million in debt. The debt bears interest at the monthly London Inter-bank Offered Rate ("LIBOR"), plus 3.00% and requires monthly principal and interest payments.

(2)

In fiscal 2004, the Company financed five CRJ-700 and nine CRJ-900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3.00% and requires monthly principal and interest payments.

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.745% at March 31, 2019) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (4.445% to 9.745% at March 31, 2019) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.

(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (5.205% at March 31, 2019) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2016, the Company financed 10 E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.800% to 4.920% at March 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2017, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% (9.745% at March 31, 2019) and requires monthly principal and interest payments.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (6.100% at March 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (7.100% at March 31, 2019) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.07% (5.670% at March 31, 2019) and requires quarterly principal and interest payments.

(13)

In fiscal 2016 and 2017, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.530% to 5.560% at March 31, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of March 31, 2019, the Company was in compliance with this covenant.

(14)

In fiscal 2017, the Company financed certain flight equipment maintenance costs with $25 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% (5.900% at March 31, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of March 31, 2019, the Company was in compliance with this covenant.

(15)

In fiscal 2016, the Company obtained a $35.0 million working capital draw loan, which terminates in August 2019. Interest is assessed on drawn amounts at one-month LIBOR plus 4.25% (6.745% at March 31, 2019). As of March 31, 2019, there were no borrowings outstanding under this facility.  The working capital draw loan is subject to an interest and rental coverage ratio covenant. As of March 31, 2019, the Company was in compliance with this covenant.

(16)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(17)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $67.3 million bear interest at the three-month LIBOR plus 3.50% (6.100% at March 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at three month LIBOR plus 7.50% (10.100% at March 31, 2019) and require quarterly principal and interest payments.

(18)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (5.595% at March 31, 2019) and requires monthly principal and interest payments.

Principal maturities of long-term debt as of March 31, 2019, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
Remainder of 2019	$74,450
2020	146,227
2021	141,519
2022	132,705
2023	88,122
Thereafter	274,818
$857,841

The net book value of collateralized aircraft and equipment as of March 31, 2019 was $1,125.9 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At March 31, 2019 Mesa has $200.3 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On June 27, 2018, the Company refinanced $16.0 million of debt on six CRJ-900 aircraft with $27.5 million of debt, resulting in net cash proceeds to the Company of $10.4 million after transaction related fees. The notes payable require quarterly payments of principal and interest through fiscal 2022 bearing interest at LIBOR plus 3.50%.

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

On January 28, 2019, the Company entered into a Term Loan Agreement (the "Term Loan") pursuant to which the lenders thereunder committed to lend to the Company term loans in the aggregate principal amount of $91.2 million.  Borrowings under the Term Loan bear interest at LIBOR plus 3.10%. This interest rate is significantly lower than the interest rate under the Company's Spare Engine Facility (defined below), which the Term Loan refinanced and replaced.  The Spare Engine Facility accrued interest at LIBOR plus 7.25%.  The Term Loan has a term of five years, with principal and interest payments due monthly over the term of the loan in accordance with an amortization schedule.  The Company recorded a loss on extinguishment of debt of $3.6 million, due to a $1.9 million write-off of financing fees and $1.7 million in prepayment penalties, in connection with the repayment of the Spare Engine Facility.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income attributable to Mesa Air Group	$13,249	$2,372	$32,330	$24,996
Basic weighted average common shares outstanding	34,699	23,282	34,607	23,279
Add: Incremental shares for:
Dilutive effect of warrants	—	98	—	97
Dilutive effect of restricted stock	263	190	434	154
Diluted weighted average common shares outstanding	34,962	23,570	35,041	23,530
Net income per common share attributable to Mesa Air Group:
Basic	$0.38	$0.10	$0.93	$1.07
Diluted	$0.38	$0.10	$0.92	$1.06

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three months and six months ended March 31, 2019 and 2018.

Restatement

Basic and Diluted Net Income per Common Share Available to Common Shareholders for the Three Months and Six Months Ended March 31, 2018

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2018, we determined our previously issued condensed consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  Since diluted shares are under the treasury stock method, diluted income per common share available to common shareholders was impacted by this change.  As a result, basic and diluted income per common share available to common shareholders for the periods ended March 31, 2018 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders.

The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders’ equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$0.20	$0.10	$2.18	$1.07
Shares used in computing net income per common share available to common shareholders - Basic	11,592	23,282	11,441	23,279
Net income per common share available to common shareholders - Diluted	$0.10	$0.10	$1.06	$1.06
Shares used in computing net income per common share available to common shareholders - Diluted	23,563	23,570	23,563	23,530

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Certain persons who are not U.S. citizens currently hold outstanding warrants to purchase shares of the Company's common stock. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023).

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

The Company's effective tax rate (ETR) from continuing operations was 23.6% and 23.7% for the three months and six months ended March 31, 2019, respectively, and 20.4% and (555.2)% for the three months and six months ended March 31, 2018, respectively. The Company’s ETR during the three months and six months ended March 31, 2019 were different from the federal statutory rate of 21% as a result of the vesting and exercise of stock options, state taxes, and changes in the valuation allowance against state net operating losses.

The Company’s ETR during the six months ended March 31, 2018 was significantly different than the statutory tax rate primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property.  As a result of the reducing the U.S. federal corporate tax rate, we recorded a decrease to our net deferred tax liabilities.  We had a blended U.S. federal tax rate of 24.5% for the year ended September 30, 2018 based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As of September 30, 2018, the Company had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted stock activity for the six months ended March 31, 2019 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	49,000	9.35
Vested	(284,846)	11.76
Forfeited	(22,995)	12.00
Restricted shares unvested at March 31, 2019	991,784	$8.90

As of March 31, 2019, there was $6.3 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2019 and 2018 was $1.3 million and $0.5 million, respectively, and for the six months ended March 31, 2019 and 2018 was $2.8 million and $1.0 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company repurchased 52,967 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the six months ended March 31, 2019.  During the six months ended March 31, 2018, the Company did not repurchase any shares of its common stock.

The Company has granted restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors.  RSAs and RSUs generally vest over a period of 3 to 5 years for employees and over one year for members of the Board of Directors.  The restricted common stock underlying RSAs are deemed issued and outstanding upon grant, and carry the same voting rights of unrestricted outstanding common stock.  The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

13.	Commitments

At March 31, 2019, the Company leased 28 aircraft under noncancelable operating leases with remaining terms of up to 5 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility noncancelable operating leases have remaining terms of up to 7 years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $18.7 million and $22.4 million for the three months ended March 31, 2019 and 2018, respectively, and $37.8 million and $44.1 million for the six months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments as of March 31, 2019, under noncancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
Remainder of 2019	27,619	1,658	29,277
2020	45,534	1,963	47,497
2021	44,314	1,375	45,689
2022	29,751	1,339	31,090
2023	12,418	1,308	13,726
Thereafter	11,849	2,704	14,553
Total	$171,485	$10,347	$181,832

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

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	September 30,
	2019	2018
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$77,743	$103,311
Restricted cash	3,646	3,823
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$81,389	$107,134

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.

16.	Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 129 cities in 41 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of March 31, 2019, we operated a fleet of 145 aircraft with approximately 609 daily departures. We operate 64 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended March 31, 2019, approximately 56% of our aircraft in scheduled service were operated for United and approximately 44% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2018 (our "2018 fiscal year") and the six months ended March 31, 2019 was derived from operations associated with our American and United Capacity Purchase Agreements.

Our long-term capacity purchase agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major airline partners. Our capacity purchase agreements also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major airline partners. Our major airline partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, and depreciation and amortization, adjusted for the impact of loss on extinguishment of debt, and write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent, adjusted for the impact of loss on extinguishment of debt, and write-off of associated financing fees.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We had operating income of $34.4 million in our three months ended March 31, 2019 compared to operating income of $16.3 million in our three months ended March 31, 2018.  In our three months ended March 31, 2019, we had net income of $13.2 million compared to net income of $2.4 million in our three months ended March 31, 2018.  Our operating results for the three months ended March 31, 2019 reflected an increase in contract revenue primarily related to additional flying on our E-175, CRJ-900 and CRJ-700 fleets as a result of increased pilot staffing levels.  We also experienced a decrease in flight operations expense driven by a decrease in pilot premium pay as a result of increased pilot staffing levels.

Our maintenance expense decreased due to the timing of significant engine overhaul and c-check events, which occurred less frequently during the three months ended March 31, 2019 than during the three months ended March 31, 2018. Our aircraft rent decreased in the three months ended March 31, 2019 compared to the same period in 2018 mainly as a result of purchasing nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  We also had an increase in depreciation expense primarily due to the purchase of nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  In addition, we had an increase in the amortization of our restricted stock compensation as well as an increase in pass-through property tax expense. Lastly, we booked a loss on extinguishment of debt associated with the repayment of our Spare Engine Facility.

Operating Revenues

	Three Months Ended March 31,
	2019	2018	Change
Operating revenues ($ in thousands):
Contract	$169,771	$156,515	$13,256	8.5%
Pass-through and other	7,376	11,125	(3,749)	(33.7)%
Total operating revenues	$177,147	$167,640	$9,507	5.7%

Operating data:
Available seat miles—ASMs (thousands)	2,654,286	2,313,068	341,218	14.8%
Block hours	112,030	97,853	14,177	14.5%
Revenue passenger miles—RPMs (thousands)	2,079,589	1,806,633	272,956	15.1%
Average stage length (miles)	589	588	1	0.2%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.40	¢ 6.77	¢ (0.37)	(5.5)%
Passengers	3,483,947	3,021,514	462,433	15.3%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $9.5 million, or 5.7%, to $177.1 million for our three months ended March 31, 2019 as compared to our three months ended March 31, 2018. Contract revenue increased by $13.3 million, or 8.5%, to $169.8 million primarily due to an increase in flying with our E-175, CRJ-900 and CRJ-700 fleets, an increase in incentive pay for performance, and a decrease in credits given to our major airline partners based on contractual utilization levels.  Our block hours flown during our three months ended March 31, 2019 increased 14.5% compared to the three months ended March 31, 2018 primarily due to increased flying on our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our three months ended March 31, 2019 by $3.7 million, or 33.7%, to $7.4 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$49,366	$54,647	$(5,281)	(9.7)%
Fuel	101	130	(29)	(22.3)%
Maintenance	45,380	51,409	(6,029)	(11.7)%
Aircraft rent	14,110	18,319	(4,209)	(23.0)%
Aircraft and traffic servicing	1,065	783	282	36.0%
General and administrative	13,472	10,337	3,135	30.3%
Depreciation and amortization	19,276	15,666	3,610	23.0%
Total operating expenses	$142,770	$151,291	$(8,521)	(5.6)%

Operating data:
Available seat miles—ASMs (thousands)	2,654,286	2,313,068	341,218	14.8%
Block hours	112,030	97,853	14,177	14.5%
Average stage length (miles)	589	588	1	0.2%
Departures	59,225	51,679	7,546	14.6%

Flight Operations. Flight operations expense decreased $5.3 million, or 9.7%, to $49.4 million for our three months ended March 31, 2019 compared to the same period in 2018.  The decrease was primarily driven by a decrease in pilot wages due to a decrease in premium pilot pay as our pilot staffing levels have improved, partially offset by an increase in pilot and flight attendant wages due to additional flying.

Fuel. Fuel expense decreased $0.03 million, or 22.3%, to $0.1 million for our three months ended March 31, 2019 compared to the same period in 2018.  The decrease was primarily driven by a decrease in c-check fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended March 31, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $6.0 million, or 11.7%, to $45.4 million for our three months ended March 31, 2019 compared to the same period in 2018. This decrease was primarily driven by a decrease in engine overhaul expense and pass-through c-check and engine overhaul expense, and partially offset by an increase in component contract, rotable and expendable parts, and labor expense.  Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $4.9 million during our three months ended March 31, 2019.

The following table presents information regarding our maintenance costs during our three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Engine overhaul	$5,610	$10,758	$(5,148)	(47.9)%
Pass-through engine overhaul	(352)	2,874	(3,226)	(112.2)%
C-check	4,702	5,215	(513)	(9.8)%
Pass-through C-check	—	2,688	(2,688)	(100.0)%
Component contracts	9,178	7,516	1,662	22.1%
Rotable and expendable parts	7,593	6,582	1,011	15.4%
Other pass-through	2,657	1,639	1,018	62.1%
Labor and other	15,992	14,137	1,855	13.1%
Total	$45,380	$51,409	$(6,029)	(11.7)%

Aircraft Rent. Aircraft rent expense decreased $4.2 million, or 23.0%, to $14.1 million for our three months ended March 31, 2019 compared to the same period in 2018. The decrease is attributable to a $3.7 million decrease in aircraft lease expense due to purchasing nine CRJ-900 which were previously leased under the GECAS Lease Facility in June 2018, and a $0.4 million decrease in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.3 million, or 36.0%, to $1.1 million for our three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in aircraft cleaning costs, interrupted trip expense and pass-through regulatory charges. For our three months ended March 31, 2019 and 2018, 57.3% and 63.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $3.1 million, or 30.3%, to $13.5 million for our three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in the amortization of our restricted stock compensation, an increase in pass-through property tax expense, and an increase in legal expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $3.6 million, or 23.0%, to $19.3 million for our three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily attributable to an increase in depreciation expense related to the purchase of nine CRJ-900 which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of seven spare engines, aircraft enhancements, and an increase in the amortization of intangibles.

Other Expense

Other expense increased $3.7 million, or 27.5%, to $17.0 million for our three months ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to a loss on extinguishment of debt of $3.6 million, due to a $1.9 million write-off of financing fees and $1.7 million in prepayment penalties, in connection with the repayment of our Spare Engine Facility. Interest expense also increased $0.4 million due to the financing of nine CRJ-900 which were previously leased under the GECAS Lease Facility, partially offset by a decrease in our Spare Engine Facility, and our CIT Revolving Credit Facility.  Additionally, interest income and gains on our investments increased in the three months ended March 31, 2019, compared to the same period in 2018.

Income Taxes

Our interim income tax provision is determined using an estimated effective tax rate, adjusted for discrete items arising in that period.  We provide for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

In our three months ended March 31, 2019, our effective tax rate was 23.6% compared to 20.4% in our three months ended March 31, 2018. The income tax provision for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% due to the vesting and exercise of stock options, state taxes, changes in the valuation allowance against state net operating losses, and from changes in state apportionment and state statutory rates.

The income tax provision for the three months ended March 31, 2018 results in an effective tax rate of 20.4%, which differs from the U.S. federal statutory rate of 21% primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property.  As a result of the Tax Act, we had a blended U.S. federal tax rate of 24.5% for the year ended September 30, 2018 based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

We had operating income of $73.6 million in our six months ended March 31, 2019 compared to operating income of $31.4 million in our six months ended March 31, 2018.  In our six months ended March 31, 2019, we had net income of $32.3 million compared to net income of $25.0 million in our six months ended March 31, 2018.  Our operating results for the six months ended March 31, 2019 reflected an increase in contract revenue primarily related to the additional flying on our E-175, CRJ-900 and CRJ-700 fleets as a result of increased pilot staffing levels.  We also experienced a decrease in maintenance expense mainly driven by a decrease in engine overhaul expense.

Our maintenance expense decreased due to the timing of significant engine overhaul and c-check events, which occurred less frequently during the six months ended March 31, 2019 than during the six months ended March 31, 2018. Our aircraft rent decreased in the six months ended March 31, 2019 compared to the same period in 2018 mainly as a result of purchasing nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  We also saw an increase in depreciation expense primarily due to the purchase of nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  Lastly, we booked a one-time loss on extinguishment of debt associated with the repayment of our Spare Engine Facility.

Operating Revenues

	Six Months Ended March 31,
	2019	2018	Change
Operating revenues ($ in thousands):
Contract	$340,220	$310,904	$29,316	9.4%
Pass-through and other	15,083	21,420	(6,337)	(29.6)%
Total operating revenues	$355,303	$332,324	$22,979	6.9%

Operating data:
Available seat miles—ASMs (thousands)	5,363,185	4,621,380	741,805	16.1%
Block hours	227,030	195,559	31,471	16.1%
Revenue passenger miles—RPMs (thousands)	4,190,783	3,640,092	550,691	15.1%
Average stage length (miles)	583	567	16	2.8%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.34	¢ 6.73	¢ (0.39)	(5.8)%
Passengers	7,104,062	6,332,521	771,541	12.2%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $23.0 million, or 6.9%, to $355.3 million for our six months ended March 31, 2019 as compared to our six months ended March 31, 2018. Contract revenue increased by $29.3 million, or 9.4%, to $340.2 million primarily due to an increase in flying with our E-175, CRJ-900 and CRJ-700 fleets, an increase in performance incentive pay, and a decrease in credits given to our major airline partners based on contractual utilization levels.  Our block hours flown during our six months ended March 31, 2019 increased 16.1% compared to the six months ended March 31, 2018 primarily due to increased flying on our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our six months ended March 31, 2019 by $6.3 million, or 29.6%, to $15.1 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Six Months Ended March 31,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$102,611	$103,807	$(1,196)	(1.2)%
Fuel	222	198	24	12.1%
Maintenance	85,182	105,756	(20,574)	(19.5)%
Aircraft rent	28,229	36,582	(8,353)	(22.8)%
Aircraft and traffic servicing	1,999	1,744	255	14.6%
General and administrative	25,686	21,267	4,419	20.8%
Depreciation and amortization	37,767	31,598	6,169	19.5%
Total operating expenses	$281,696	$300,952	$(19,256)	(6.4)%

Operating data:
Available seat miles—ASMs (thousands)	5,363,185	4,621,380	741,805	16.1%
Block hours	227,030	195,559	31,471	16.1%
Average stage length (miles)	583	567	16	2.8%
Departures	120,759	107,043	13,716	12.8%

Flight Operations. Flight operations expense decreased $1.2 million, or 1.2%, to $102.6 million for our six months ended March 31, 2019 compared to the same period in 2018.  The decrease was primarily driven by a decrease in pilot premium pay as our pilot staffing levels have improved, partially offset by an increase in pilot and flight attendant wages due to additional flying.

Fuel. Fuel expense increased $0.02 million, or 12.1%, to $0.2 million for our six months ended March 31, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in controllable ferry flights, offset by a decrease in c-check fuel. All fuel costs related to flying under our capacity purchase agreements during our six months ended March 31, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $20.6 million, or 19.5%, to $85.2 million for our six months ended March 31, 2019 compared to the same period in 2018. This decrease was primarily driven by a decrease in engine overhaul and c-check expense and pass-through engine overhaul and c-check expense.  The decrease was partially offset by an increase in component contract, rotable and expendable parts expense, and labor expense.  Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $8.5 million during our six months ended March 31, 2019.

The following table presents information regarding our maintenance costs during our six months ended March 31, 2019 and 2018 (in thousands):

	Six Months Ended March 31,
	2019	2018	Change
Engine overhaul	$8,230	$27,939	$(19,709)	(70.5)%
Pass-through engine overhaul	1,189	5,201	(4,012)	(77.1)%
C-check	6,212	7,804	(1,592)	(20.4)%
Pass-through C-check	—	5,711	(5,711)	(100.0)%
Component contracts	18,373	15,275	3,098	20.3%
Rotable and expendable parts	14,777	11,690	3,087	26.4%
Other pass-through	5,025	3,765	1,260	33.5%
Labor and other	31,376	28,371	3,005	10.6%
Total	$85,182	$105,756	$(20,574)	(19.5)%

Aircraft Rent. Aircraft rent expense decreased $8.4 million, or 22.8%, to $28.2 million for our six months ended March 31, 2019 compared to the same period in 2018. The decrease is attributable to a $7.4 million decrease in aircraft lease expense due to purchasing nine CRJ-900 which were previously leased under the GECAS Lease Facility in June 2018, and a $0.9 million decrease in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.3 million, or 14.6%, to $2.0 million for our six months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in interrupted trip expense and partially offset by higher pass-through regulatory charges. For our six months ended March 31, 2019 and 2018, 57.2% and 60.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $4.4 million, or 20.8%, to $25.7 million for our six months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in the amortization of our restricted stock compensation, an increase in pass-through property tax expense, and an increase in legal expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $6.2 million, or 19.5%, to $37.8 million for our six months ended March 31, 2019 compared to the same period in 2018. The increase is primarily attributable to an increase in depreciation expense related to the purchase of nine CRJ-900 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of six spare engines, aircraft enhancements, and an increase in the amortization of intangibles.

Other Expense

Other expense increased $3.7 million, or 13.4%, to $31.2 million for our six months ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to a one-time expense of $3.6 million related to the repayment of our Spare Engine Facility.  Interest expense also increased $1.1 million mainly due to the financing of nine CRJ-900 which were previously leased under the GECAS Lease Facility, and a deferment of certain payments under our aircraft lease facility (the "RASPRO Lease Facility") with RASPRO Trust 2005, a pass-through trust ("RASPRO"). This increase was partially offset by a decrease in our Spare Engine Facility and our CIT Revolving Credit Facility.  Our

expenses related to debt financing amortization decreased by $0.6 million, attributable mainly to the write-off of financing fees related to four aircraft that were refinanced in December 2017.  Additionally, interest income increased in the six months ended March 31, 2019, compared to the same period in 2018.

Income Taxes

Our interim income tax provision is determined using an estimated effective tax rate, adjusted for discrete items arising in that period.  We provide for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

In our six months ended March 31, 2019, our effective tax rate was 23.7% compared to (555.2)% in our six months ended March 31, 2018. The income tax provision for the six months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% due to the vesting and exercise of stock options, state taxes, changes in the valuation allowance against state net operating losses, and from changes in state apportionment and state statutory rates.

The income tax provision for the six months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property.  As a result of the reducing the U.S. federal corporate tax rate, we recorded a decrease to our net deferred tax liabilities.  We had a blended U.S. federal tax rate of 24.5% for the year ended September 30, 2018 based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Reconciliation:
Net income	$13,249	$2,372	$32,330	$24,996
Income tax expense (benefit)	4,086	608	10,035	(21,181)
Income before taxes	$17,335	$2,980	$42,365	$3,815
Adjustments(1)	3,616	—	3,616	972
Adjusted income before taxes	$20,951	$2,980	$45,981	$4,787
Interest expense	13,772	13,343	28,614	27,474
Interest income	(299)	(10)	(455)	(19)
Depreciation and amortization	19,276	15,666	37,767	31,598
Adjusted EBITDA	$53,700	$31,979	$111,907	$63,840
Aircraft rent	14,110	18,319	28,229	36,582
Adjusted EBITDAR	$67,810	$50,298	$140,136	$100,422

(1)

We have added a non-GAAP adjustment for costs associated with loss on extinguishment of debt and write-off of associated financing fees.  Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company’s Spare Engine Facility for the three months and six months ended March 31, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our six months ended March 31, 2018.

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

Prior to our IPO, our operations had been financed primarily by cash flow from operating activities and funds from external borrowings. As of March 31, 2019, we had $77.7 million in cash and cash equivalents. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock as well as 723,985 shares of common stock from the exercise of the over-allotment option granted to the underwriters, which was exercised on September 11, 2018 at a price to the public of $12.00 per share. We received proceeds of $111.7 million, net of underwriting discounts and commissions and estimated offering costs.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. In our six months ended March 31, 2019, we paid $34.3 million in capital expenditures primarily related to the purchase of six spare engines.  Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing, have historically been approximately 1.2% to 1.5% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents of $77.7 million. In addition, we had restricted cash of $3.6 million as of March 31, 2019. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of March 31, 2019, we also had $742.2 million in secured indebtedness incurred in connection with our financing of 74 total aircraft. Primary uses of liquidity are capital expenditures, aircraft pre-delivery payments and debt repayments. As of March 31, 2019, we had $145.7 million of short-term debt, excluding capital leases, and $689.2 million of long-term debt excluding capital leases.

Sources of cash for the six months ended March 31, 2019 were primarily cash flows from operations of $69.8 million. This positive cash flow was primarily driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of March 31, 2019, we had $3.6 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2019 and 2018 (in thousands):

	Six Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$69,770	$41,208
Net cash used in investing activities	(18,491)	(16,955)
Net cash used in by financing activities	(77,024)	(28,073)
Net decrease in cash and cash equivalents	(25,745)	(3,820)
Cash and cash equivalents at beginning of period	107,134	60,347
Cash and cash equivalents at end of period	$81,389	$56,527

Net Cash Flow Provided By Operating Activities

During our six months ended March 31, 2019, cash flow provided by operating activities of $69.8 million reflects our growth and execution of our strategic initiatives. We had net income of $32.3 million adjusted for the following significant non-cash items: depreciation and amortization of $37.8 million, stock-based compensation of $2.8 million, deferred income taxes of $10.0 million, amortization of unfavorable lease liabilities and deferred credits of $(5.7) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.0 million, and loss on extinguishment of debt of $3.6 million.  We had a net change of $(13.1) million within other net operating assets and liabilities largely driven by an increase in prepaid expenses and other current assets primarily due to aircraft lease payments during our six months ended March 31, 2019.

During our six months ended March 31, 2018, cash flow provided by operating activities of $41.2 million reflects our growth and execution of our strategic initiatives. We had net income of $25.0 million adjusted for the following significant non-cash items: depreciation and amortization of $31.6 million, stock-based compensation of $0.8 million, deferred income taxes of $(18.6) million, amortization of unfavorable lease liabilities and deferred credits of $(5.6) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.6 million. We had net inflows of $5.4 million within other net operating assets and liabilities largely driven by aircraft lease payments during our six months ended March 31, 2018.

Net Cash Flows Used In Investing Activities

During our six months ended March 31, 2019, net cash flow used in investing activities totaled $(18.5) million. We invested $34.3 million in six spare engines and aircraft improvements, and $4.3 million in net equipment deposits, offset by $20.0 million from sales of investment securities.

During our six months ended March 31, 2018, net cash flow used in investing activities totaled $(17.0) million. We invested $17.0 million in three spare engines and aircraft improvements.

Net Cash Flows Used In Financing Activities

During our six months ended March 31, 2019, net cash flow used in financing activities was $(77.0) million.  We received $91.2 million in proceeds from long-term debt related to spare aircraft engine financing.  We made $163.7 million of principal repayments on long-term debt during the period. We incurred $2.5 million of costs related to debt financing, and $1.7 million in debt prepayment costs.

During our six months ended March 31, 2018, net cash flow used in financing activities was $(28.1) million. We received $85.4 million in proceeds from long-term debt primarily related to refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $110.8 million of principal repayments on long-term debt during the year.  We also incurred $2.7 million of costs related to debt financing.

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

As of March 31, 2019, we had $555.1 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.8 million in the six months ended March 31, 2019.

As of March 31, 2019, we had $302.8 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2019.

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

MESA AIR GROUP, INC.

Date: May 15, 2019	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)