Form 10-Q
period 2019-06-30
MESA AIR GROUP INC
filed 2019-08-14
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 31,413,287 shares of common stock, no par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79,909	$103,311
Marketable securities	—	19,921
Restricted cash	3,647	3,823
Receivables, net	7,902	14,290
Expendable parts and supplies, net	20,268	15,658
Prepaid expenses and other current assets	46,425	40,914
Total current assets	158,151	197,917

Property and equipment, net	1,286,022	1,250,829
Intangibles, net	9,984	11,341
Lease and equipment deposits	1,977	2,598
Other assets	9,849	9,703
Total assets	$1,465,983	$1,472,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$163,623	$155,170
Accounts payable ($4,859 and $1,330 to related party)	33,585	54,307
Accrued compensation	14,492	12,208
Other accrued expenses	34,152	29,696
Total current liabilities	245,852	251,381
Noncurrent liabilities:
Long-term debt and capital leases, excluding current portion	717,546	760,177
Deferred credits ($6,288 and $7,702 to related party)	13,401	15,393
Deferred income taxes	50,695	39,797
Other noncurrent liabilities	25,755	31,173
Total noncurrent liabilities	807,397	846,540
Total liabilities	1,053,249	1,097,921
Commitments and contingencies (Note 13 and Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 30,361,168 (2019) and 23,902,903 (2018) shares issued and outstanding, 4,603,333 (2019) and 10,614,990 (2018) warrants issued and outstanding	237,613	234,683
Retained earnings	175,121	139,784
Total stockholders' equity	412,734	374,467
Total liabilities and stockholders' equity	$1,465,983	$1,472,388

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Contract revenue (2019—$93,683 and $282,048 and 2018—$90,834 and $266,037 from related party)	$170,366	$159,916	$510,586	$470,820
Pass-through and other (2019—$1,642 and $5,381 and 2018—$1,634 and $4,989 from related party)	9,858	11,823	24,941	33,243
Total operating revenues	180,224	171,739	535,527	504,063

Operating expenses:
Flight operations	53,025	51,795	155,636	155,602
Fuel	211	151	433	349
Maintenance	54,322	48,290	139,504	154,046
Aircraft rent	12,875	17,975	41,104	54,557
Aircraft and traffic servicing	978	848	2,977	2,592
General and administrative	12,435	22,066	38,121	43,333
Depreciation and amortization	19,761	16,013	57,528	47,611
Lease termination	9,540	15,109	9,540	15,109
Total operating expenses	163,147	172,247	444,843	473,199
Operating income	17,077	(508)	90,684	30,864
Other (expenses) income, net:
Interest expense	(13,496)	(14,118)	(42,110)	(41,592)
Interest income	733	11	1,188	30
Loss on extinguishment of debt	—	—	(3,616)	—
Other (expense) income, net	(451)	(15)	82	(117)
Total other (expense), net	(13,214)	(14,122)	(44,456)	(41,679)
Income (loss) before taxes	3,863	(14,630)	46,228	(10,815)
Income tax expense (benefit)	856	(3,495)	10,891	(24,676)
Net income (loss)	$3,007	$(11,135)	$35,337	$13,861
Net income (loss) per share attributable to
common shareholders
Basic	$0.09	$(0.48)	$1.02	$0.59
Diluted	$0.09	$(0.48)	$1.01	$0.58
Weighted-average common shares outstanding
Basic	34,835	23,336	34,683	23,298
Diluted	35,112	23,336	35,051	23,772

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2018
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2017	11,294,083	12,230,625	$114,456	$107,768	$222,224

Stock compensation expense	—	—	428	—	428
Cumulative effect of change in accounting principle (See note 3)	—	—	—	665	665
Net income	—	—	—	22,624	22,624

Balance at December 31, 2017	11,294,083	12,230,625	$114,884	$131,057	$245,941

Stock compensation expense	—	—	391	—	391
Warrants converted to common stock	1,089,720	(1,089,720)	—	—	—
Restricted shares issued	10,412	—	—	—	—
Net income	—	—	—	2,372	2,372

Balance at March 31, 2018	12,394,215	11,140,905	$115,275	$133,429	$248,704

Stock compensation expense	—	—	390	—	390
Repurchased shares and warrants	(74,275)	(250,000)	(3,259)	—	(3,259)
Warrants converted to common stock	19,175	(19,175)	—	—	—
Restricted shares issued	233,515	—	326	—	326
Cumulative effect of change in accounting principle (See note 2)	—	—	—	(2,403)	(2,403)
Net income	—	—	—	(11,135)	(11,135)

Balance at June 30, 2018	12,572,630	10,871,730	$112,732	$119,891	$232,623

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2019
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	1,454	—	1,454
Stock issuance costs	—	—	157	—	157
Net income	—	—	—	19,081	19,081

Balance at December 31, 2018	23,902,903	10,614,990	$236,294	$158,865	$395,159

Stock compensation expense	—	—	1,298	—	1,298
Repurchased shares	(52,967)	—	(449)	—	(449)
Stock issuance costs	—	—	28	—	28
Warrants converted to common stock	3,834,693	(3,834,693)	—	—	—
Restricted shares issued	284,846	—	—	—	—
Net income	—	—	—	13,249	13,249

Balance at March 31, 2019	27,969,475	6,780,297	237,171	172,114	409,285

Stock compensation expense	—	—	1,507	—	1,507
Repurchased shares	(116,757)	—	(1,065)	—	(1,065)
Warrants converted to common stock	2,176,964	(2,176,964)	—	—	—
Restricted shares issued	331,486	—	—	—	—
Net income	—	—	—	3,007	3,007

Balance at June 30, 2019	30,361,168	4,603,333	237,613	175,121	412,734

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,337	$13,861
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	57,528	47,611
Stock compensation expense	4,259	1,209
Deferred income taxes	10,898	(22,139)
Amortization of unfavorable lease liabilities and deferred credits	(8,379)	(8,295)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	3,147	3,577
Loss on extinguishment of debt	3,616	—
(Gain) loss on disposal of assets	(49)	276
Provision for obsolete expendable parts and supplies	477	74
Loss on lease termination	9,540	15,109
Changes in assets and liabilities:
Receivables	5,903	(12,743)
Expendable parts and supplies	(5,076)	(677)
Prepaid expenses and other current assets	(7,861)	4,727
Accounts payable	(4,888)	8,361
Accrued liabilities	9,625	12,212
Net cash provided by operating activities	114,077	63,163

Cash flows from investing activities:
Capital expenditures	(116,731)	(98,509)
Sales of investment securities	20,077	—
Net returns of lease and equipment deposits	621	(2,673)
Net cash used in investing activities	(96,033)	(101,182)

Cash flows from financing activities:
Proceeds from long-term debt	163,658	187,703
Principal payments on long-term debt and capital leases	(197,409)	(158,170)
Debt financing costs	(4,870)	(5,767)
Debt prepayment costs	(1,672)	—
Stock issuance costs	185	—
Repurchase of stock	(1,514)	(540)
Net cash (used in) provided by financing activities	(41,622)	23,226

Net change in cash, cash equivalents and restricted cash	(23,578)	(14,793)
Cash, cash equivalents and restricted cash at beginning of period	107,134	60,347
Cash, cash equivalents and restricted cash at end of period	$83,556	$45,554

Supplemental cash flow information
Cash paid for interest	$37,587	$35,199
Cash paid for income taxes, net	$415	$368
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$836	$1,087
Acquisition of capital leases	$—	$10,473

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled passenger service to 138 cities in 42 states, the District of Columbia, Canada, Mexico, Cuba, and the Bahamas. As of June 30, 2019, Mesa operated a fleet of 145 aircraft with approximately 761 daily departures and 3,400 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”).

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

American Capacity Purchase Agreement

As of June 30, 2019, the Company operated 62 CRJ-900 aircraft for American under a capacity purchase agreement (the "American Capacity Purchase Agreement"). Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company's operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-

related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain conditions. American had a 7.2% ownership interest in the Company, calculated on a fully-diluted basis as of June 30, 2019, and September 30, 2018. The related party amounts presented on the condensed consolidated balance sheets and statements of operations pertain to American.

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company’s right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company’s sole discretion throughout its system.

In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company’s failure to meet certain performance metrics.  The Company’s inability to use its operational spares during this measurement period contributed to the Company’s failure to meet such performance metrics.

United Capacity Purchase Agreement

As of June 30, 2019, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under a capacity purchase agreement (the "United Capacity Purchase Agreement"). Subject to certain early termination rights, the capacity purchase agreement for each of the 20 CRJ-700 aircraft expires between August and December 2019. Subject to early termination rights, the capacity purchase agreement for 30 of the E-175 aircraft (owned by United) expires between June 2019 and August 2020, subject to United's right to extend for four additional two-year terms (maximum of eight years). Subject to early termination rights, the capacity purchase agreement for 18 of the E-175 aircraft (owned by Mesa) expires between January 2028 and November 2028. The Company has an agreement with United to continue to operate the E-175 aircraft that began expiring in June 2019, pending the negotiation of a definitive agreement between the parties. While the Company does not have a similar arrangement with United regarding the CRJ-700 aircraft that begin expiring on August 31, 2019, the Company expects to continue to operate such aircraft as part of these overall discussions with United.

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

Adoption of New Revenue Standard

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "ASC 606") using the modified retrospective method. See Note 3: "Recent Accounting Pronouncements" for more information. To conform to ASC 606, the Company modified its revenue recognition policy as described below.

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements. Under these agreements, the major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United.  The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks.  The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the capacity purchase agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major airline partners.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's condensed consolidated statements of operations. The Company recognized $54.5 million and $53.5 million of lease revenue for the three months ended June 30, 2019 and 2018, respectively, and $164.5 million and $162.0 million of lease revenue for the nine months ended June 30, 2019 and 2018, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at June 30, 2019 and September 30, 2018 are $13.4 million and $15.4 million, respectively. The Company recognized $1.3 million and $1.0 million of the deferred credits to revenue in the condensed consolidated statements of operations during the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $3.2 million during the nine months ended June 30, 2019 and 2018, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at June 30, 2019 and September 30, 2018 are $4.5 million and $4.6 million, respectively. Contract cost amortization was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.4 million for the nine months ended June 30, 2019 and 2018, respectively.

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

Engine overhaul expense totaled $11.4 million and $13.1 million for the three months ended June 30, 2019, and 2018, respectively, of which $1.9 million and $4.6 million, respectively, was pass-through expense.  Engine overhaul expense totaled $20.7 million and $46.2 million for the nine months ended June 30, 2019, and 2018, respectively, of which $3.0 million and $9.8 million, respectively, was pass-through expense. Airframe C-check expense totaled $4.4 million and $6.3 million for the three months ended June 30, 2019, and 2018, respectively, of which $0 million and $1.6 million, respectively, was pass-through expense.  Airframe C-check expense totaled $10.6 million and $19.8 million for the nine months ended June 30, 2019, and 2018, respectively, of which $0 million and $7.3 million, respectively, was pass-through expense.

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

3.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC 606 establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted this ASU using the modified retrospective method.  Under the new standard, the Company concluded that, in addition to the aircraft lease, the individual flights are distinct services and the flight services promised in the capacity purchase agreements represent a series of services that should be accounted for as a single performance obligation.  Revenue is recognized over time as the flights are completed.  The adoption of this ASU did not have an impact on recorded amounts when applied to the opening balance sheet as of October 1, 2018.  The adoption did not impact the condensed consolidated financial statements presented other than the disclosures noted in Note 2.

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

At June 30, 2019, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the nine months ended June 30, 2019 and 2018 and accounts receivable at June 30, 2019 and September 30, 2018 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.2 million and $1.3 million at June 30, 2019 and September 30, 2018, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 53% and 54% of the Company's total revenue for the three months ended June 30, 2019 and 2018, respectively, and 54% and 57% for the nine months ended June 30, 2019 and 2018, respectively. United accounted for approximately 47% and 46% of the Company's revenue for the three months ended June 30, 2019 and 2018, respectively, and 46% and 43% for the nine months ended June 30, 2019 and 2018, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at June 30, 2019 and September 30, 2018, were as follows (in thousands):

	June 30,	September 30,
	2019	2018
Customer relationship	$43,800	$43,800
Accumulated amortization	(33,816)	(32,459)
	$9,984	$11,341

Total amortization expense recognized was approximately $0.5 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $0.3 million for the nine months ended June 30, 2019 and 2018, respectively. The Company expects to record amortization expense of $0.5 million for the remainder of 2019, and $1.5 million, $1.2 million, $1.0 million, $0.9 million for fiscal years 2020, 2021, 2022, and 2023 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of June 30, 2019 and September 30, 2018, consisted of the following (in thousands):

	June 30,	September 30,
	2019	2018
Expendable parts and supplies, net:
Expendable parts and supplies	$23,957	$18,907
Less: obsolescence and other	(3,689)	(3,249)
	$20,268	$15,658

Prepaid expenses and other current assets:
Prepaid aircraft rent	$39,785	$30,267
Unutilized manufacturer credits	1,500	4,500
Deferred offering and reimbursed costs	2,090	1,945
Other	3,050	4,202
	$46,425	$40,914
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,577,052	$1,502,940
Other equipment	4,757	3,721
Leasehold improvements	2,797	2,754
Vehicles	924	692
Building	699	699
Furniture and fixtures	291	287
Total property and equipment	1,586,520	1,511,093
Less: accumulated depreciation	(300,498)	(260,264)
	$1,286,022	$1,250,829

Other accrued expenses:
Accrued property taxes	$7,667	$6,981
Accrued interest	7,729	6,118
Accrued vacation	5,894	5,470
Accrued wheels, brakes and tires	1,567	1,452
Other	11,295	9,675
	$34,152	$29,696

Depreciation expense totaled approximately $19.3 million and $15.9 million for the three months ended June 30, 2019 and 2018, respectively, and $56.2 million and $47.3 million for the nine months ended June 30, 2019 and 2018, respectively.

The Company recorded amortization of the unfavorable lease liability for approximately $1.4 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.5 million and $5.1 million for the nine months ended June 30, 2019 and 2018, respectively, as a reduction to lease expense.

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in thousands):

	June 30, 2019		September 30, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$896,730	$917,265	$930,207	$926,229

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt and Other Borrowings

Long-term debt as of June 30, 2019 and September 30, 2018, consisted of the following (in thousands):

	June 30,	September 30,
	2019	2018
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2019(1)(2)	$—	$4,428
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(3)(4)	54,513	69,340
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(5)	64,090	72,438
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(6)	113,861	122,591
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(7)	200,322	209,240
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(8)	156,573	167,269
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(17)	77,910	95,060
Notes payable to financial institution, collateralized by the underlying
equipment, due 2022(9)	—	88,162
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(10)	51,421	63,403
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	2,073	3,318
Notes payable to financial institution due 2020(12)	2,837	4,360
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(13)	9,753	14,971
Notes payable to financial institution due 2019(14)	—	5,896
Working capital draw loan, collateralized by certain flight equipment
and spare parts(15)	—	—
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(16)	8,840	9,731
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(18)	84,537	—
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(19)	70,000	—
Total long-term debt	896,730	930,207
Less current portion	(163,623)	(155,170)
Less unamortized debt issuance costs	(15,561)	(14,860)
Long-term debt—excluding current portion	$717,546	$760,177

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

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.638% at June 30, 2019) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (4.338% to 9.638% at June 30, 2019) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.

(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (5.098% at June 30, 2019) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2016, the Company financed 10 E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.500% to 4.652% at June 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2017, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% (9.638% at June 30, 2019) and requires monthly principal and interest payments.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (5.832% at June 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (6.832% at June 30, 2019) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.07% (5.402% at June 30, 2019) and requires quarterly principal and interest payments.

(13)

In fiscal 2016 and 2017, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.262% to 5.292% at June 30, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of June 30, 2019, the Company was in compliance with this covenant.

(14)

In fiscal 2017, the Company financed certain flight equipment maintenance costs with $25 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% (5.632% at June 30, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of June 30, 2019, the Company was in compliance with this covenant.

(15)

In fiscal 2016, the Company obtained a $35.0 million working capital draw loan, which terminates in August 2019. Interest is assessed on drawn amounts at one-month LIBOR plus 4.25% (6.638% at June 30, 2019). As of June 30, 2019, there were no borrowings outstanding under this facility.  The working capital draw loan is subject to an interest and rental coverage ratio covenant. As of June 30, 2019, the Company was in compliance with this covenant.

(16)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(17)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (5.832 % at June 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% (9.832% at June 30, 2019) and require quarterly principal and interest payments.

(18)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (5.488% at June 30, 2019) and requires monthly principal and interest payments.

(19)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.25% (7.638% at June 30, 2019) and requires monthly principal and interest payments.

Principal maturities of long-term debt as of June 30, 2019, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
Remainder of 2019	$45,182
2020	164,734
2021	159,839
2022	150,819
2023	101,247
Thereafter	274,909
$896,730

The net book value of collateralized aircraft and equipment as of June 30, 2019 was $1,203.0 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At June 30, 2019 Mesa has $200.3 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On June 14, 2019, the Company completed the purchase of ten CRJ-700 aircraft, which were previously leased under the GECAS Lease Facility, for $70.0 million. The Company financed the aircraft purchase with $70.0 million in new debt. The notes payable of $70.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at LIBOR plus 5.25%. The Company recorded non-cash lease termination expense of $9.5 million in connection with the lease buyout.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Mesa Air Group	$3,007	$(11,135)	$35,337	$13,861
Basic weighted average common shares outstanding	34,835	23,336	34,683	23,298
Add: Incremental shares for: (1)
Dilutive effect of warrants	—	—	—	140
Dilutive effect of restricted stock	277	—	368	334
Diluted weighted average common shares outstanding	35,112	23,336	35,051	23,772
Net income per common share attributable to Mesa Air Group:
Basic	$0.09	$(0.48)	$1.02	$0.59
Diluted	$0.09	$(0.48)	$1.01	$0.58

(1)	Due to a loss for the three months ended June 30, 2018, zero incremental shares are included because the effect would be antidilutive.

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. Anti-dilutive shares relating to restricted stock and exercise of warrants of 418,954 and 160,139, respectively, were excluded from the calculation of diluted loss per share for the three months ended June 30, 2018.

Restatement

Basic and Diluted Net Income per Common Share Available to Common Shareholders for the Three Months and Nine Months Ended June 30, 2018

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2018, we determined our previously issued condensed consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  Since diluted shares are under the treasury stock method, diluted income per common share available to common shareholders was impacted by this change.  As a result, basic and diluted income per common share available to common shareholders for the periods ended June 30, 2018 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders.

The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders’ equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$(0.89)	$(0.48)	$1.18	$0.59
Shares used in computing net income per common share available to common shareholders - Basic	12,462	23,336	11,782	23,298
Net income per common share available to common shareholders - Diluted	$(0.89)	$(0.48)	$0.58	$0.58
Shares used in computing net income per common share available to common shareholders - Diluted	12,462	23,336	24,052	23,772

10.	Common Stock

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

On April 9, 2019, and pursuant to Section 4.4 of the 2018 Plan in connection with the 2.5-for-1 stock split effected on August 8, 2018, the board of directors approved an increase in the number of shares authorized for issuance under the 2018 Plan by 1,000,000 shares of common stock.

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

The Company's effective tax rate (ETR) from continuing operations was 22.2% and 23.6% for the three months and nine months ended June 30, 2019, respectively, and 23.9% and 228.2% for the three months and nine months ended June 30, 2018, respectively. The Company’s ETR during the three months and nine months ended June 30, 2019 were different from the federal statutory rate of 21% as a result of the vesting and exercise of stock options, state taxes, and changes in the valuation allowance against state net operating losses.

The Company’s ETR during the nine months ended June 30, 2018 was significantly different than the statutory tax rate primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property.  As a result of the reducing the U.S. federal corporate tax rate, we recorded a decrease to our net deferred tax liabilities.  We had a blended U.S. federal tax rate of 24.5% for the year ended September 30, 2018 based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As of September 30, 2018, the Company had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the nine months ended June 30, 2019 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	306,843	8.89
Vested	(616,332)	9.59
Forfeited	(22,995)	12.00
Restricted shares unvested at June 30, 2019	918,141	$9.29

As of June 30, 2019, there was $7.0 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2019 and 2018 was $1.5 million and $11.6 million, respectively, and for the nine months ended June 30, 2019 and 2018 was $4.3 million and $12.6 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company repurchased 169,724 shares of its common stock for $1.5 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the nine months ended June 30, 2019.  During the nine months ended June 30, 2018, the Company repurchased 29,710 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards.

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

At June 30, 2019, the Company leased 18 aircraft under noncancelable operating leases with remaining terms of up to 4.8 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility noncancelable operating leases have remaining terms of up to 6.4 years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $18.1 million and $21.6 million for the three months ended June 30, 2019 and 2018, respectively, and $55.9 million and $62.8 million for the nine months ended June 30, 2019 and 2018, respectively.

Future minimum lease payments as of June 30, 2019, under noncancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
Remainder of 2019	6,265	1,098	7,363
2020	44,231	2,837	47,068
2021	44,314	1,665	45,979
2022	29,751	1,339	31,090
2023	12,418	1,308	13,726
Thereafter	11,849	2,704	14,553
Total	$148,828	$10,951	$159,779

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

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	September 30,
	2019	2018
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$79,909	$103,311
Restricted cash	3,647	3,823
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$83,556	$107,134

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.

16.	Subsequent Events

On August 12, 2019, United exercised its option, to extend by two years, the exit date for the first seven (7) of the Company’s 30 E-175 aircraft (owned by United) with terms that had recently expired or were set to expire under the United capacity purchase agreement.  The remaining twenty-three (23) of the Company’s first 30 E-175 aircraft (owned by United) have expiry dates between October 2019 and August 2020, which may be extended for four additional two year-terms (maximum of eight).

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 138 cities in 42 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2019, we operated a fleet of 145 aircraft with approximately 761 daily departures. We operate 62 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended June 30, 2019, approximately 56% of our aircraft in scheduled service were operated for United and approximately 44% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2018 (our "2018 fiscal year") and the nine months ended June 30, 2019 was derived from operations associated with our American and United Capacity Purchase Agreements.

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

General and Administrative. General and administrative expense includes insurance and taxes, the majority of insurance and taxes are pass-through costs, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled passenger services in accordance with our capacity purchase agreements.

While we operate under two separate capacity purchase agreements, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker (“CODM”) uses condensed consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Cautionary Statement Regarding Non-GAAP Measures

We present Adjusted EBITDA and Adjusted EBITDAR in this Quarterly Report on Form 10-Q, which are not recognized financial measures under GAAP, as supplemental disclosures because our senior management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, and depreciation and amortization, adjusted for the impact of revaluation of liability awards, lease termination costs, loss on extinguishment of debt, and write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent, adjusted for the impact of revaluation of liability awards, lease termination costs, loss on extinguishment of debt, and write-off of associated financing fees.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

We had operating income of $17.1 million in our three months ended June 30, 2019 compared to operating loss of $0.5 million in our three months ended June 30, 2018.  In our three months ended June 30, 2019, we had net income of $3.0 million compared to net loss of $11.1 million in our three months ended June 30, 2018.  Our operating results for the three months ended June 30, 2019 reflected an increase in contract revenue primarily related to additional flying on our E-175, CRJ-900 and CRJ-700 fleets as a result of increased pilot staffing levels.  We also experienced a decrease in lease termination expense of $5.6 million and a decrease of $11.1 million in compensation expense recorded related to our SARs which had an increase in value during the three months ended June 30, 2018.

Our maintenance expense increased due to the higher labor and outside labor support costs to support the operation. Our aircraft rent decreased in the three months ended June 30, 2019 compared to the same period in 2018 mainly as a result of purchasing nine CRJ-900 and ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We also had an increase in depreciation expense primarily due to the purchase of nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.

Operating Revenues

	Three Months Ended June 30,
	2019	2018	Change
Operating revenues ($ in thousands):
Contract	$170,366	$159,916	$10,450	6.5%
Pass-through and other	9,858	11,823	(1,965)	(16.6)%
Total operating revenues	$180,224	$171,739	$8,485	4.9%

Operating data:
Available seat miles—ASMs (thousands)	2,724,961	2,440,278	284,683	11.7%
Block hours	114,042	102,939	11,103	10.8%
Revenue passenger miles—RPMs (thousands)	2,211,275	1,962,630	248,645	12.7%
Average stage length (miles)	580	555	25	4.5%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.25	¢ 6.55	¢ (0.30)	(4.6)%
Passengers	3,770,683	3,490,710	279,973	8.0%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $8.5 million, or 4.9%, to $180.2 million for our three months ended June 30, 2019 as compared to our three months ended June 30, 2018. Contract revenue increased by $10.5 million, or 6.5%, to $170.4 million primarily due to an increase in flying with our E-175, CRJ-900 and CRJ-700 fleets, an increase in incentive pay for performance, and a decrease in credits given to our major airline partners based on contractual utilization levels.  Our block hours flown during our three months ended June 30, 2019 increased 10.8% compared to the three months ended June 30, 2018 primarily due to increased flying on our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our three months ended June 30, 2019 by $2.0 million, or 16.6%, to $9.9 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$53,025	$51,795	$1,230	2.4%
Fuel	211	151	60	39.7%
Maintenance	54,322	48,290	6,032	12.5%
Aircraft rent	12,875	17,975	(5,100)	(28.4)%
Aircraft and traffic servicing	978	848	130	15.3%
General and administrative	12,435	22,066	(9,631)	-43.6%
Depreciation and amortization	19,761	16,013	3,748	23.4%
Lease Termination	9,540	15,109	(5,569)	-36.9%
Total operating expenses	$163,147	$172,247	$(9,100)	(5.3)%

Operating data:
Available seat miles—ASMs (thousands)	2,724,961	2,440,278	284,683	11.7%
Block hours	114,042	102,939	11,103	10.8%
Average stage length (miles)	580	555	25	4.5%
Departures	61,798	57,782	4,016	7.0%

Flight Operations. Flight operations expense increased $1.2 million, or 2.4%, to $53.0 million for our three months ended June 30, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in pilot and flight attendant wages due to additional flying, partially offset by a decrease in pilot premium pay and pilot training wages as our pilot staffing levels have improved.

Fuel. Fuel expense increased $0.06 million, or 39.7%, to $0.2 million for our three months ended June 30, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended June 30, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $6.0 million, or 12.5%, to $54.3 million for our three months ended June 30, 2019 compared to the same period in 2018. This increase was primarily driven by an increase in labor and outside labor support expense and partially offset by a decrease in pass-through maintenance expense.  Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $3.0 million during our three months ended June 30, 2019.

The following table presents information regarding our maintenance costs during our three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Engine overhaul	$9,508	$8,495	$1,013	11.9%
Pass-through engine overhaul	1,856	4,579	(2,723)	(59.5)%
C-check	4,417	4,686	(269)	(5.7)%
Pass-through C-check	—	1,622	(1,622)	(100.0)%
Component contracts	9,353	8,980	373	4.2%
Rotable and expendable parts	6,620	5,636	984	17.5%
Other pass-through	3,368	2,015	1,353	67.1%
Labor and other	19,200	12,277	6,923	56.4%
Total	$54,322	$48,290	$6,032	12.5%

Aircraft Rent. Aircraft rent expense decreased $5.1 million, or 28.4%, to $12.9 million for our three months ended June 30, 2019 compared to the same period in 2018. The decrease is attributable to a $5.2 million decrease in aircraft lease expense due to purchasing nine CRJ-900 and ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility in June 2018 and June 2019, respectively, and a $0.1 million increase in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.1 million, or 15.3%, to $1.0 million for our three months ended June 30, 2019 compared to the same period in 2018. The increase is primarily due to an increase in interrupted trip expense and pass-through regulatory charges. For our three months ended June 30, 2019 and 2018, 56.8% and 46.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $9.6 million, or 43.6%, to $12.4 million for our three months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily due to a decrease of $11.1 million in compensation expense recorded related to our SARs which had an increase in value during the three month ended June 30, 2018. For our three months ended June 30, 2019 and 2018, $3.7 million and $3.1 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million, or 23.4%, to $19.8 million for our three months ended June 30, 2019 compared to the same period in 2018. The increase is primarily attributable to an increase in depreciation expense related to the purchase of nine CRJ-900 which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of spare engines, aircraft enhancements, rotable inventory and an increase in the amortization of intangibles.

Lease Termination. Lease termination expense decreased $5.6 million, or 36.9%, to $9.5 million for our three months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily driven by a lower lease termination expense for the ten CRJ-700 aircraft purchased in June 2019, compared to the lease termination expense associated with the purchase of the nine CRJ-900 aircraft in June 2018, which were both leased under the GECAS Lease facility.

Other Expense

Other expense decreased $0.9 million, or 6.4%, to $13.2 million for our three months ended June 30, 2019, compared to the same period in 2018. The decrease is primarily a result of a decrease in interest expense due to the new Spare Engine Facility, partially offset by an increase in interest expense due to financing of nine CRJ-900 aircraft which were previously leased under the GECAS Lease Facility. Additionally, interest income and gains on our investments increased in the three months ended June 30, 2019, compared to the same period in 2018.

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

In our three months ended June 30, 2019, our effective tax rate was 22.2% compared to 23.9% in our three months ended June 30, 2018. The income tax provision for the three months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% due to the vesting and exercise of stock options, state taxes, changes in the valuation allowance against state net operating losses, and from changes in state apportionment and state statutory rates.

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

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

We had operating income of $90.7 million in our nine months ended June 30, 2019 compared to operating income of $30.9 million in our nine months ended June 30, 2018.  In our nine months ended June 30, 2019, we had net income of $35.3 million compared to net income of $13.9 million in our nine months ended June 30, 2018.  Our operating results for the nine months ended June 30, 2019 reflected an increase in contract revenue primarily related to the additional flying on our E-175, CRJ-900 and CRJ-700 fleets as a result of increased pilot staffing levels. We also experienced a decrease in lease termination expense of $5.6 million and a decrease of $11.1 million in compensation expense recorded related to our SARs which had an increase in value during the nine months ended June 30, 2018.

Our maintenance expense decreased due to the timing of significant engine overhaul and c-check events, which occurred less frequently during the nine months ended June 30, 2019 than during the nine months ended June 30, 2018. Our aircraft rent decreased in the nine months ended June 30, 2019 compared to the same period in 2018 mainly as a result of purchasing nine CRJ-900 and ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We also saw an increase in depreciation expense primarily due to the purchase of nine CRJ-900 aircraft that were previously leased under our GECAS Lease Facility.  Lastly, we booked an adjustment in the nine months ended June 30, 2018 for a loss on extinguishment of debt associated with the repayment of our Spare Engine Facility.

Operating Revenues

	Nine Months Ended June 30,
	2019	2018	Change
Operating revenues ($ in thousands):
Contract	$510,586	$470,820	$39,766	8.4%
Pass-through and other	24,941	33,243	(8,302)	(25.0)%
Total operating revenues	$535,527	$504,063	$31,464	6.2%

Operating data:
Available seat miles—ASMs (thousands)	8,088,146	7,061,658	1,026,488	14.5%
Block hours	341,071	298,498	42,573	14.3%
Revenue passenger miles—RPMs (thousands)	6,402,057	5,602,722	799,335	14.3%
Average stage length (miles)	582	563	19	3.4%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.31	¢ 6.67	¢ (0.36)	(5.4)%
Passengers	10,874,745	9,823,231	1,051,514	10.7%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $31.5 million, or 6.2%, to $535.5 million for our nine months ended June 30, 2019 as compared to our nine months ended June 30, 2018. Contract revenue increased by $39.8 million, or 8.4%, to $510.6 million primarily due to an increase in flying with our E-175, CRJ-900 and CRJ-700 fleets, an increase in performance incentive pay, and a decrease in credits given to our major airline partners based on contractual utilization levels.  Our block hours flown during our nine months ended June 30, 2019 increased 14.3% compared to the nine months ended June 30, 2018 primarily due to increased flying on our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our nine months ended June 30, 2019 by $8.3 million, or 25.0%, to $24.9 million primarily due to less pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$155,636	$155,602	$34	0.0%
Fuel	433	349	84	24.1%
Maintenance	139,504	154,046	(14,542)	(9.4)%
Aircraft rent	41,104	54,557	(13,453)	(24.7)%
Aircraft and traffic servicing	2,977	2,592	385	14.9%
General and administrative	38,121	43,333	(5,212)	-12.0%
Depreciation and amortization	57,528	47,611	9,917	20.8%
Lease Termination	9,540	15,109	(5,569)	-36.9%
Total operating expenses	$444,843	$473,199	$(28,356)	(6.0)%

Operating data:
Available seat miles—ASMs (thousands)	8,088,146	7,061,658	1,026,488	14.5%
Block hours	341,071	298,498	42,573	14.3%
Average stage length (miles)	582	563	19	3.4%
Departures	182,557	164,825	17,732	10.8%

Flight Operations. Flight operations expense increased $0.03 million, or 0.0%, to $155.6 million for our nine months ended June 30, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in pilot and flight attendant wages due to additional flying, offset by a decrease in pilot premium pay as our pilot staffing levels have improved.

Fuel. Fuel expense increased $0.08 million, or 24.1%, to $0.4 million for our nine months ended June 30, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in controllable ferry flights, offset by a decrease in c-check fuel. All fuel costs related to flying under our capacity purchase agreements during our nine months ended June 30, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $14.5 million, or 9.4%, to $139.5 million for our nine months ended June 30, 2019 compared to the same period in 2018. This decrease was primarily driven by a decrease in engine overhaul and c-check expense and pass-through engine overhaul and c-check expense.  The decrease was partially offset by an increase in labor, component contract and rotable and expendable parts expense.  Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $11.1 million during our nine months ended June 30, 2019.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2019 and 2018 (in thousands):

	Nine Months Ended June 30,
	2019	2018	Change
Engine overhaul	$17,738	$36,434	$(18,696)	(51.3)%
Pass-through engine overhaul	3,044	9,780	(6,736)	(68.9)%
C-check	10,629	12,473	(1,844)	(14.8)%
Pass-through C-check	—	7,333	(7,333)	(100.0)%
Component contracts	27,726	24,255	3,471	14.3%
Rotable and expendable parts	21,397	17,326	4,071	23.5%
Other pass-through	8,393	5,641	2,752	48.8%
Labor and other	50,577	40,804	9,773	24.0%
Total	$139,504	$154,046	$(14,542)	(9.4)%

Aircraft Rent. Aircraft rent expense decreased $13.5 million, or 24.7%, to $41.1 million for our nine months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily attributable to a $12.7 million decrease in aircraft lease expense due to purchasing nine CRJ-900 aircraft which were previously leased under the GECAS Lease Facility in June 2018, and a $0.8 million decrease in engine rent.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.4 million, or 14.9%, to $3.0 million for our nine months ended June 30, 2019 compared to the same period in 2018. The increase is primarily due to an increase in pass-through regulatory charges and interrupted trip expense. For our nine months ended June 30, 2019 and 2018, 57.1% and 55.5%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $5.2 million, or 12.0%, to $38.1 million for our nine months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily due to a decrease of $11.1 million in compensation expense recorded related to our SARs which had an increase in value during the three month ended June 30, 2018 and an increase in pass-through property tax and passenger liability expense. For our nine months ended June 30, 2019 and 2018, $11.3 million and $8.9 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $9.9 million, or 20.8%, to $57.5 million for our nine months ended June 30, 2019 compared to the same period in 2018. The increase is primarily attributable to an increase in depreciation expense related to the purchase of nine CRJ-900 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of spare engines, aircraft enhancements, rotable inventory and an increase in the amortization of intangibles.

Lease Termination. Lease termination expense decreased $5.6 million, or 36.9%, to $9.5 million for our nine months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily driven by a lower lease termination expense for the ten CRJ-700 aircraft purchased in June 2019, compared to the lease termination expense associated with the purchase of the nine CRJ-900 aircraft in June 2018, which were both leased under the GECAS Lease facility.

Other Expense

Other expense increased $2.8 million, or 6.66%, to $44.5 million for our nine months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to an expense of $3.6 million related to the repayment of our Spare Engine Facility.  Interest expense also increased $0.5 million mainly due to the financing of nine CRJ-900 which were previously leased under the GECAS Lease Facility, and a deferment of certain payments under our aircraft lease facility (the "RASPRO Lease Facility") with RASPRO Trust 2005, a pass-through trust ("RASPRO"). This increase was partially offset by a decrease in our Spare Engine Facility, CIT Revolving Credit Facility and EDC engine financing.  Our expenses related to debt financing amortization decreased by $0.3 million, attributable mainly to the write-off of financing fees related to four aircraft that were refinanced in December 2017.  Additionally, interest income increased in the nine months ended June 30, 2019, compared to the same period in 2018.

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

In our nine months ended June 30, 2019, our effective tax rate was 23.6% compared to 228.2% in our nine months ended June 30, 2018. The income tax provision for the nine months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% due to the vesting and exercise of stock options, state taxes, changes in the valuation allowance against state net operating losses, and from changes in state apportionment and state statutory rates.

The income tax provision for the nine months ended June 30, 2018 differed from the U.S. federal statutory rate of 21% primarily as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") enacted by the U.S. government on December 22, 2017.  The Tax Act made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property.  As a result of the reducing the U.S. federal corporate tax rate, we recorded a decrease to our net deferred tax liabilities.  We had a blended U.S. federal tax rate of 24.5% for the year ended September 30, 2018 based on the applicable tax rates before and after the Tax Act and the number of days in the year.

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.6 million, respectively, which expire in 2027-2037 and 2019-2038, respectively.  Approximately $0.9 million of state net operating loss carryforwards are expiring in 2019.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Reconciliation:
Net income	$3,007	$(11,135)	$35,337	$13,861
Income tax expense (benefit)	856	(3,495)	10,891	(24,676)
Income before taxes	$3,863	$(14,630)	$46,228	$(10,815)
Adjustments(1)	9,540	26,193	13,156	27,165
Adjusted income before taxes	$13,403	$11,563	$59,384	$16,350
Interest expense	13,496	14,118	42,110	41,592
Interest income	(733)	(11)	(1,188)	(30)
Depreciation and amortization	19,761	16,013	57,528	47,611
Adjusted EBITDA	$45,927	$41,683	$157,834	$105,523
Aircraft rent	12,875	17,975	41,104	54,557
Adjusted EBITDAR	$58,802	$59,658	$198,938	$160,080

(1)	We have added a non-GAAP adjustments for costs associated with lease termination, SARs, loss on extinguishment of debt and write-off of associated financing fees:
▪

Our financial results include lease termination expense of $9.5 million and $15.1 million for the three and nine months ended June 30, 2019 and 2018, respectively, related to our acquisition of ten CRJ-700 and nine CRJ-900 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”).

▪

Our financial results reflect an increase in accrued compensation of approximately $13.5 million related to an increase in the value of SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method.  These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology for the three months and nine months ended June 30, 2018.

▪

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company’s Spare Engine Facility for the nine months ended June 30, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our nine months ended June 30, 2018.

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

Prior to our IPO, our operations had been financed primarily by cash flow from operating activities and funds from external borrowings. As of June 30, 2019, we had $79.9 million in cash and cash equivalents. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock as well as 723,985 shares of common stock from the exercise of the over-allotment option granted to the underwriters, which was exercised on September 11, 2018 at a price to the public of $12.00 per share. We received proceeds of $111.7 million, net of underwriting discounts and commissions and estimated offering costs.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. In our nine months ended June 30, 2019, we paid $116.7 million in capital expenditures primarily related to the purchase of ten CRJ-700 aircraft and seven spare engines.  Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing, have historically been approximately 1.2% to 1.5% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2019, our principal sources of liquidity were cash and cash equivalents of $79.9 million. In addition, we had restricted cash of $3.6 million as of June 30, 2019. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of June 30, 2019, we also had $788.7 million in secured indebtedness incurred in connection with our financing of 84 total aircraft. Primary uses of liquidity are capital expenditures, aircraft pre-delivery payments and debt repayments. As of June 30, 2019, we had $162.0 million of short-term debt, excluding capital leases, and $710.4 million of long-term debt excluding capital leases.

Sources of cash for the nine months ended June 30, 2019 were primarily cash flows from operations of $114.1 million. This positive cash flow was primarily driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of June 30, 2019, we had $3.6 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2019 and 2018 (in thousands):

	Nine Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$114,077	$63,163
Net cash used in investing activities	(96,033)	(101,182)
Net cash used in by financing activities	(41,622)	23,226
Net decrease in cash and cash equivalents	(23,578)	(14,793)
Cash and cash equivalents at beginning of period	107,134	60,347
Cash and cash equivalents at end of period	$83,556	$45,554

Net Cash Flow Provided By Operating Activities

During our nine months ended June 30, 2019, cash flow provided by operating activities of $114.1 million reflects our growth and execution of our strategic initiatives. We had net income of $35.3 million adjusted for the following significant non-cash items: depreciation and amortization of $57.5 million, stock-based compensation of $4.3 million, deferred income taxes of $10.9 million, amortization of unfavorable lease liabilities and deferred credits of $(8.4) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $3.1 million, and loss on extinguishment of debt of $3.6 million and loss on lease termination of $9.5 million.  We had a net change of $(2.3) million within other net operating assets and liabilities largely driven by a decrease in prepaid expenses and other current assets primarily due to the purchase of ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility during our nine months ended June 30, 2019.

During our nine months ended June 30, 2018, cash flow provided by operating activities of $63.2 million reflects our growth and execution of our strategic initiatives. We had net income of $13.9 million adjusted for the following significant non-cash items: depreciation and amortization of $47.6 million, stock-based compensation of $1.2 million, deferred income taxes of $(22.1) million, amortization of unfavorable lease liabilities and deferred credits of $(8.3) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $3.6 million and loss on contract termination of $15.1 million. We had net inflows of $11.9 million within other net operating assets and liabilities largely driven by adjusting the share based compensation liability to fair value during our nine months ended June 30, 2018.

Net Cash Flows Used In Investing Activities

During our nine months ended June 30, 2019, net cash flow used in investing activities totaled $(96.0) million. We invested $116.7 million in ten aircraft and seven spare engines and aircraft improvements, offset by $20.1 million from sales of investment securities, and $0.6 million in equipment deposits.

During our nine months ended June 30, 2018, net cash flow used in investing activities totaled $(101.2) million. We invested $98.5 million in nine aircraft, three spare engines and aircraft improvements.

Net Cash Flows Used In Financing Activities

During our nine months ended June 30, 2019, net cash flow used in financing activities was $(41.6) million.  We received $163.7 million in proceeds from long-term debt primarily related to purchasing ten aircraft, and spare aircraft engine and aircraft engine kit financing.  We made $197.4 million of principal repayments on long-term debt during the period. We incurred $4.9 million of costs related to debt financing, $1.7 million in debt prepayment costs, and $1.5 million of costs related to the repurchase of shares of our common stock.

During our nine months ended June 30, 2018, net cash flow provided in financing activities was $23.2 million. We received $187.7 million in proceeds from long-term debt primarily related to purchasing nine aircraft, refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $158.2 million of principal repayments on long-term debt during the year.  We also incurred $5.8 million of costs related to debt financing and $0.5 million of costs related to the repurchase of shares of our common stock.

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

As of June 30, 2019, we had $597.5 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $3.0 million in the nine months ended June 30, 2019.

As of June 30, 2019, we had $299.2 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1**	Term Sheet between American Airlines, Inc. and Mesa Airlines, Inc., effective as of January 29, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: August 14, 2019	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)