Form 10-K
period 2019-09-30
MESA AIR GROUP INC
filed 2019-12-17
CIK 810332

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant's most recently completed 3rd fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliate of the registrant was approximately was $277,501,075.

As of November 30, 2019, the registrant had 32,362,483 shares of common stock, no par value per share, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2019

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties.  Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. All information presented herein is based on our fiscal calendar.  Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms the "Company," "Mesa Airlines," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated.  We do not assume any obligation to revise or update any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

Mesa Airlines is a regional air carrier providing scheduled passenger service to 125 cities in 39 states, the District of Columbia, Canada, Mexico and Cuba. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2019, we operated a fleet of 145 aircraft with approximately 730 daily departures. We operate 62 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For our fiscal year ended September 30, 2019, approximately 44% of our aircraft in scheduled service were operated for American and approximately 56% were operated for United. All of our operating revenue in our 2019, 2018 and 2017 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

Our capacity purchase agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major airline partners. Our capacity purchase agreements also shelter us, to an extent, from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major airline partners. Our major airline partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

Regional aircraft are optimal for short and medium-haul scheduled flights that connect outlying communities with larger cities and act as "feeders" for domestic and international hubs. In addition, regional aircraft are well suited to serve larger city pairs during off-peak times when load factors on larger jets are low. The lower trip costs and operating efficiencies of regional aircraft, along with the competitive nature of the capacity purchase agreement bidding process, provide significant value to major airlines. According to the Regional Airline Association, we were the 3rd largest regional airline in the United States in 2018, as measured by passenger enplanements, and our flights accounted for approximately 9.0% of all passengers carried on U.S. regional airlines.

Regional airlines play a daily, essential role in the U.S. air travel system. According to the Regional Airline Association, 41% of all scheduled passenger flights in the United States in 2018 were operated by regional airlines. Of all the U.S. airports with scheduled passenger service, 63% are served exclusively by regional airlines. Some of the most popular U.S. airports have more than half of their scheduled departures made by regional aircraft, including New York-LaGuardia, Philadelphia, Washington-Dulles, Charlotte, Houston-Bush and Chicago-O'Hare.

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

Minimize Tail Risk. We have structured our aircraft leases and financing arrangements to minimize or eliminate, as much as possible, so-called "tail risk," which is the amount of aircraft-related lease obligations or projected negative equity existing beyond the term of that aircraft's corresponding capacity purchase agreement. As of September 30, 2019, we had 17 aircraft with leases extending past the term of their corresponding capacity purchase agreements with an aggregate exposure of approximately $32.2 million and no financing arrangements with projected negative equity. We intend to continue to align the terms of our aircraft leases and financing agreements with the terms of our capacity purchase agreements in order to maintain low "tail risk."

Aircraft Fleet

We fly only large regional jets manufactured by Bombardier and Embraer S.A. ("Embraer"). Operating large regional aircraft allows us to enjoy operational, recruiting and cost advantages over other regional airlines that operate smaller regional aircraft.

As of September 30, 2019, we had 145 aircraft (owned and leased) consisting of the following:

	Embraer	Canadair	Canadair	Canadair
	Regional	Regional	Regional	Regional
	Jet-175	Jet-700	Jet-900	Jet-200
	(76 seats)(1)	(70 seats)	(76-79 seats)	(50 seats)(2)	Total
American Eagle	—	—	62	—	62
United Express	60	20	—	—	80
Subtotal	60	20	62	—	142
Unassigned	—	—	2	1	3
Total	60	20	64	1	145

(1)	In April 2019, we converted two aircraft to operational spares and removed them from service under our American Capacity Purchase Agreement.
(2)	CRJ-200 is an operational spare not assigned for service under our capacity purchase agreements.

The following table lists the aircraft we own and lease as of September 30, 2019:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	42	(1)	60	76
CRJ-900 Regional Jet	48	16		64	76/79
CRJ-700 Regional Jet	18	2		20	70
CRJ-200 Regional Jet	1	0		1	50
Total	85	60		145

(1)	These aircraft are owned by United and leased to us at nominal amounts.

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

Capacity Purchase Agreements

Our capacity purchase agreements consist of the following:

▪	Operation of CRJ-900 aircraft under our American Capacity Purchase Agreement; and
▪	Operation of CRJ-700 and E-175 aircraft under our United Capacity Purchase Agreement.

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

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our capacity purchase agreements for our fiscal years ended September 30, 2019 and 2018, respectively:

	Year Ended September 30, 2019				Year Ended September 30, 2018
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)				(in thousands)
American	4,735,534	$376,506	¢	7.95	4,417,228	$359,467	¢	8.14
United	6,128,089	$306,328	¢	5.00	5,296,649	$279,797	¢	5.28
Total	10,863,623	$682,834	¢	6.29	9,713,877	$639,264	¢	6.58

American Capacity Purchase Agreement

As of September 30, 2019, we operated 62 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

Our American Capacity Purchase Agreement establishes minimum levels of flight operations. In prior periods, the FAA Qualification Standards (as defined below) have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. For our fiscal years ended September 30, 2019 and 2018, we issued credits of approximately $0.0 million and $5.2 million, respectively, under our American Capacity Purchase Agreement.

Our American Capacity Purchase Agreement will terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. American has the option to unilaterally extend the term of our American Capacity Purchase Agreement up to three times for one year each (on the same terms) by providing us prior written notice. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;
▪	Failure by us or American to perform the covenants, conditions or provisions of our American Capacity Purchase Agreement, subject to 15 days' notice and cure rights;
▪

If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the agreement;

▪	If our controllable flight completion factor falls below certain levels for a specified period of time, subject to our right to cure; or
▪	Upon a change in our ownership or control without the written approval of American.

In the event that American has the right to terminate our American Capacity Purchase Agreement, American may, in lieu of termination, withdraw up to an aggregate of 14 aircraft from service under our American Capacity Purchase Agreement. Upon any such withdrawal, American's payments to us would be correspondingly reduced by the number of withdrawn aircraft.

As of September 30, 2019, American held 7.1% of our outstanding common stock on a fully-diluted basis, which interest American received in exchange for an extension of our capacity purchase agreement during our bankruptcy proceeding.

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company's right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company's sole discretion throughout its system.

In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics. The aircraft were removed on November 2, 2019.

United Capacity Purchase Agreement

As of September 30, 2019, we operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. We also receive a minimum profit margin based upon our operational performance. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United.

Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service. During the temporary removal, we agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million as of September 30, 2018. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 11 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement.  These new aircraft will be financed and owned by us and operated for a period of twelve (12) years from the in-service date.  Deliveries of the new E175LL aircraft are scheduled to begin in May 2020 and be completed by December 31, 2020.  Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned over the period between May 2020 and December 2020. United has a right to purchase the CRJ 700 aircraft at the then fair market value. In addition, we own 18 E-175 aircraft that expire in 2028.

Our United Capacity Purchase Agreement is subject to early termination under various circumstances noted above and including:

▪	By United if certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪

By United if we fail to perform the material covenants, agreements, terms or conditions of our United Capacity Purchase Agreement or similar agreements with United, subject to thirty (30) days' notice and cure rights;

▪	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement; or
▪	By United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

Maintenance and Repairs

Airlines are subject to extensive regulation. We have a FAA mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. We also outsource certain aircraft maintenance and other operating functions. We use competitive bidding among qualified vendors to procure these services. We have long-term maintenance contracts with AAR to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet. Under these agreements, AAR provides maintenance and engineering services on any aircraft that we designate during the term of the agreement, along with access to a spare parts inventory pool in exchange for a fixed monthly fee. Our agreements with AAR expire in 2026, unless earlier terminated for cause. We have not experienced difficulty obtaining spare parts on a timely basis for our aircraft fleet. As of September 30, 2019, $52.8 million of parts inventory was consigned to us by AAR under long-term contracts that is not reflected on our balance sheet.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. Line maintenance is performed at certain locations throughout our system and represents the majority of and most extensive maintenance we perform. Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 28 months, on average across our fleet. Engine overhauls and engine performance restoration events are quite extensive and can take two months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. We expect to begin the initial planned engine maintenance overhauls on our new engine fleet approximately four to six years after the date of manufacture and introduction into our fleet, with subsequent engine maintenance every four to six years thereafter. Due to our current fleet size, we believe outsourcing all of our heavy maintenance, engine restoration and major part repair, is more economical than performing this work using our internal maintenance team.

Competition

We consider our competition to be those U.S. regional airlines that currently hold or compete for capacity purchase agreements with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Endeavor Air, Inc. (owned by Delta) ("Endeavor"); Envoy Air, Inc. ("Envoy"), PSA Airlines, Inc. ("PSA") and Piedmont Airlines, Inc. ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.) ("Horizon"); SkyWest Inc., parent of SkyWest Airlines, Inc. and ExpressJet Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

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

Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties and our major airline partners under the terms of our capacity purchase agreements. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors' and officers' liability; advertiser and media liability; cyber risk liability; fiduciary; workers' compensation and employer's liability; and war risk (terrorism). Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.

Employees

As of September 30, 2019, we employed approximately 3,576 employees, consisting of 1,375 pilots or pilot recruits, 1,330 flight attendants, 60 flight dispatchers, 517 mechanics and 294 employees in administrative roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

FAA regulations require pilots to have an Airline Transport Pilot ("ATP") license with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random, and post-accident drug testing.

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

As of September 30, 2019, approximately 75.6% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Expiration
Pilots	1,375	Air Line Pilots Association	7/13/2021
Flight Attendants	1,330	Association of Flight Attendants	10/1/2021
Dispatchers	60	N/A
Mechanics	517	N/A
Administrative	294	N/A

The Railway Labor Act ("RLA") governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day "cooling off" period commences. During that period (or after), a Presidential Emergency Board ("PEB") may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by another "cooling off" period of 30 days. At the end of a "cooling off" period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to "self-help," including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent "self-help" by enacting legislation that, among other things, imposes a settlement on the parties. The table above sets forth our employee groups and status of the collective bargaining agreements.

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

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2025 and May 31, 2025, respectively.

We believe our facilities are suitable and adequate for our current and anticipated needs.

Foreign Ownership

Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and regulations currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in the Federal Aviation Act, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into "open skies" air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions. As of September 30, 2019, there were outstanding warrants to purchase 3,600,953 shares of our common stock, with an exercise price of $0.004 per share. The warrants are not exercisable in violation of the restrictions imposed by federal law requiring that no more than 24.9% of our stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens.

Government Regulation

Aviation Regulation

The DOT and FAA have regulatory authority over air transportation in the United States and all international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline's ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier's ability to obtain the necessary authority from the DOT and the applicable foreign government.

The U.S. government has negotiated "open skies" agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a recently implemented liberalized bilateral air transport agreements which the DOT has determined has all of the attributes of an "open skies" agreement. Our flights to Canada, Cuba and the Bahamas are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S., Mexican, Canadian, Cuban or Bahamian aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing "open skies" agreements or volatility in U.S., Mexican, Canadian, Cuban or Bahamian aviation polices because our major airline partners control route selection and scheduling under our capacity purchase agreements.

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

Airport Access

Flights at three major domestic airports are regulated through allocations of landing and takeoff authority (i.e., "slots" and "operating authorizations") or similar regulatory mechanisms, which limit take-offs and landings at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms at two of the airports we serve, Ronald Reagan Washington National Airport (DCA) in Washington, D.C. and New York's LaGuardia Airport (LGA). In addition, John Wayne Airport (SNA) in Orange County, California, has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations, which are obtained by our major airline partners.

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

Corporate Information

We are a Nevada corporation with our principal executive office in Phoenix, Arizona.  We were founded in 1982 and reincorporated in Nevada in 1996.  In addition to operating Mesa Airlines, we also wholly own Mesa Air Group-Airline Inventory Management, LLC. ("MAG-AIM"), an Arizona limited liability company, which was established to purchase, distribute and manage Mesa Airlines' inventory of spare rotable and expendable parts. MAG-AIM's financial results are reflected in our consolidated financial statements.

Our principal executive offices are located at 410 North 44th Street, Suite 700, Phoenix, Arizona 85008, and our telephone number is (602) 685-4000.  Our website is located at www.mesa-air.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

Mesa Airlines, the Mesa Airlines logo and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property.  This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies.  We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC").  We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://investor.mesa-air.com/financial-information/sec-filings when such reports are available on the SEC's website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.mesa-air.com, and our investor relations website, investor.mesa-air.com.  This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders.  The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing.  Further, our references to website URLs are intended to be inactive textual references only.

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

In July 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increased the required training time for new airline pilots (the "FAA Qualification Standards"). The FAA Qualification Standards, which became effective in August 2013, require first officers to hold an ATP certificate, requiring 1,500 hours total flight time as a pilot. Previously, first officers were required to have only a commercial pilot certificate, which required 250 hours of flight time. The rule also mandates stricter rules to minimize pilot fatigue. The FAA Qualification Standards (and associated regulations) have dramatically reduced the supply of qualified pilot candidates and has had a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations. To address the diminished supply of qualified pilot candidates, regional airlines, including us, implemented significant pilot wage and bonus increases. The impact of the FAA Qualification Standards (and associated regulations) has substantially increased our labor costs and may continue to negatively impact our operations and financial condition.

In prior periods, the FAA Qualification Standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our American Capacity Purchase Agreement, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. We issued credits under our American Capacity Agreement of approximately $0.0 million and $5.2 million for the fiscal years ended September 30, 2019 and 2018, respectively. Also, in February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, we may need to request reduced flight schedules with our major airline partners and incur monetary performance penalties under our capacity purchase agreements.

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

We derive all of our operating revenue from our capacity purchase agreements with our major airlines partners. American accounted for approximately 53% and 54% of our total revenue for our fiscal years ended September 30, 2019 and 2018, respectively. United accounted for approximately 47% and 46% of our revenue for our fiscal years ended September 30, 2019 and 2018, respectively. A termination of either our American or our United capacity purchase agreement would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

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

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to extend the term of 42 of our E-175 aircraft leased from United for an additional five (5) years which will now expire between 2024 and 2028. As part of the amended agreement United has elected to have us lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of 7 years. We will continue to operate the aircraft until they are transitioned between May 2020 and Dec 2020. In addition, we own 18 E175 aircraft that expire in 2028. United is also permitted, subject to certain conditions, to terminate the agreement early in its discretion by giving us notice of 90 days or more. Our United Capacity Purchase Agreement is also subject to termination prior to expiration, subject to our right to cure, in various circumstances including if our controllable flight completion factor or departure performance falls below certain levels for a specified period of time.

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

Our United Capacity Purchase Agreement does not require United to schedule any specified minimum level of flight operations for our aircraft. Additionally, United may remove aircraft from our United Capacity Purchase Agreement with 90 days' prior notice to us. While United pays us a fixed monthly revenue amount for each aircraft under contract, a significant reduction in the utilization levels of our fleet in the future or removal of aircraft from our United Capacity Purchase Agreement at United's election could reduce our revenues based on the number of flights and block hours flown for United. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service under our United Capacity Purchase Agreement.

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

We depend on our major airline partners electing to contract with us instead of operating their own regional jets or operating their own "captive" regional airlines through wholly owned subsidiaries. Currently, the captive regional airlines include Endeavor (owned by Delta), Envoy (owned by American), PSA (owned by American), Piedmont (owned by American) and Horizon (owned by Alaska). These major airlines possess the financial and other resources to acquire and operate their own regional jets, create or grow their own captive regional airlines or acquire other regional air carriers instead of entering into contracts with us. In particular, American, which procures approximately 40% of its regional flying from its wholly owned regional subsidiaries, has expressed a goal of increasing their share to a majority of American's regional flying over time. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us, or renew their existing agreements with us, instead of operating their own regional jets, allocating flying to their captive regional airlines or entering into relationships with competing regional airlines. A decision by American or United to phase out or limit our capacity purchase agreements or to enter into similar agreements with our competitors could have a material adverse effect on our business, financial condition or results of operations.

We may be limited from expanding our flying within our major airline partners' flight systems and there are constraints on our ability to provide services to airlines other than American and United.

Additional growth opportunities within our major airline partners' flight systems are limited by various factors, including a limited number of independent regional aircraft that each such major airline partner can operate in its regional network due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Except as contemplated by our existing capacity purchase agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft.

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

The airline business is capital intensive and, as a result, we are highly leveraged. As of September 30, 2019, we had approximately $858.1 million in total long-term debt including $8.5 million of capital lease obligations. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and are therefore not reflected in our consolidated balance sheets. During our fiscal years ended September 30, 2019, 2018 and 2017, our principal debt service payments totaled $244.1 million, $222.2 million and $153.0 million, respectively, and our principal aircraft lease payments totaled approximately $100.4 million, $64.6 million and $107.0 million, respectively.

We have significant lease obligations with respect to our aircraft, which aggregated to approximately $142.6 million and $207.9 million at September 30, 2019 and 2018, respectively. At September 30, 2019, we had 18 aircraft under lease (excluding aircraft leased from United), with an average remaining term of 4.5 years. As of September 30, 2019, future minimum lease payments due under all long-term operating leases were approximately $155.4 million and debt service obligations were $1,016.4 million, respectively, including capital lease obligations.

We are subject to various financial covenants under our financing agreements and leases with, among others, CIT Bank, N.A. ("CIT"), Export Development Canada ("EDC") and RASPRO Trust 2005, as pass-through trust ("RASPRO") that are typical for credit facilities and leases of this size, type, and tenor. Our ability to make additional borrowings under our credit facility depends upon satisfaction of these covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control. Our failure to comply with obligations under our credit facility could result in an event of default under the facilities. A default, if not cured or waived, could prohibit us from obtaining further loans under our credit facilities and permit the lenders thereunder to accelerate payment of their loans. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If our debt is accelerated, we cannot be certain that we will have funds available to pay the accelerated debt or that we will have the ability to refinance the accelerated debt on terms favorable to us, or at all. If we could not repay or refinance the accelerated debt, we could be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration, or insolvency would likely have a material and adverse effect on our business. See "We are required to comply with certain ongoing financial and other covenants under certain credit facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness" for a discussion of our financial and other covenants.

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

▪

require that a substantial portion of our cash flow from operations be used for operating lease and maintenance reserve payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

▪	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;
▪

make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments; and

▪

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

Under (i) the credit and guaranty agreement with CIT ("CIT Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) a credit agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, and (iii) the aircraft lease facility ("RASPRO Lease Facility") with RASPRO we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full.

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

As of September 30, 2019, we had approximately $1,273.6 million of property and equipment and related assets, net of accumulated depreciation, of which, $1,061.1 million relates to owned aircraft. In accounting for these long lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

The amounts we receive under our capacity purchase agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2019, approximately $37.2 million, or 5.8%, of our operating costs under our capacity purchase agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major airline partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our revenue-guarantee arrangements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2019, approximately 75.6% of our workforce was represented by labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). On July 13, 2017, our pilots, represented by the ALPA, ratified a new four-year collective bargaining agreement. Similarly, on October 1, 2017, our flight attendants, represented by the AFA, ratified a new four-year collective bargaining agreement. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these to not be material, but any current or future dispute could become material.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to "self-help" by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

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

We currently have aircraft with leases extending past the term of their corresponding capacity purchase agreement with an aggregate exposure of approximately $32.2 million. We may not be successful in extending the flying contract terms on these aircraft with our major airline partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated capacity purchase agreement, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft's lessor. In connection with this, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major airline partner but reach an agreement to place an aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

We may incur substantial maintenance costs as part of our leased aircraft return obligations.

Our aircraft lease agreements contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

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

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 3.9, 13.0 and 15.7 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results and financial condition.

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

We rely on a limited number of aircraft types, including CRJ-700, CRJ-900 and E-175 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results.

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

In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our employees and information of our major airline partners. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

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

As of September 30, 2019, we had aggregate federal and state net operating loss carryforwards of approximately $478.3 million and $228.3 million, which expire in fiscal years 2027-2037 and 2020-2039, respectively, with approximately $0.9 million of state net operating loss carryforwards that expired in 2019 which had a full valuation allowance against them. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and net operating losses generated in fiscal 2019 and forward are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act.  In addition, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows. See "—Our corporate charter limits certain transfers of our stock, which limits are intended to preserve our ability to use our net operating loss carryforwards, and these limits could have an effect on the market price of our common stock."

We may not be able to successfully implement our growth strategy.

Our growth strategy includes, among other things, providing regional flying to other airlines and/or entering into the cargo and express shipping business. We face numerous challenges in implementing our growth strategy, including our ability to:

▪	provide regional flying to other airlines with hub cities that overlap with our existing airline partners; and
▪	enter into relationships with third parties to carry their cargo on terms that are acceptable to us.

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

If we elect to pursue an acquisition, our ability to successfully implement this transaction would depend on a variety of factors, including the approval of our acquisition target's major airline partners, obtaining financing on acceptable terms and compliance with the restrictions contained in our debt agreements. If we need to obtain our lenders' consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisition transactions involve risks, including those associated with integrating the operations or (as applicable) separately maintaining the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management's attention from other business concerns; unknown risks; and the potential loss of key employees. We may not successfully integrate any businesses we may acquire in the future and may not achieve anticipated revenue and cost benefits relating to any such transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

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

Our business strategy includes the implementation of our major airline partners' brand and product in order to increase customer loyalty and drive future ticket sales. In addition, we also receive certain amounts under our United Capacity Purchase Agreement based upon the results of passenger satisfaction surveys. However, we may experience a high number of passenger complaints related to, among other things, our customer service. These complaints, together with delayed and cancelled flights, and other service issues, are reported to the public by the DOT. If we do not meet our major airline partners' expectations with respect to reliability and service, our and our major airline partners' brand and product could be negatively impacted, which could result in customers deciding not to fly with our major airline partners or with us. If we are unable to provide consistently high-quality customer service, it could have an adverse effect on our relationships with our major airline partners.

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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States' air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. There are additional proposals before Congress that would treat a wide range of consumer protection issues, including, among other things, proposals to regulate seat size, which could increase the costs of doing business.

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

Risks Related to Owning Our Common Stock

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

▪	announcements concerning our major airline partners, competitors, the airline industry or the economy in general;
▪	strategic actions by us, our major airline partners, or our competitors, such as acquisitions or restructurings;
▪	media reports and publications about the safety of our aircraft or the aircraft type we operate;
▪	new regulatory pronouncements and changes in regulatory guidelines;
▪	announcements concerning the availability of the type of aircraft we use;
▪	significant volatility in the market price and trading volume of companies in the airline industry;
▪	changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations;
▪	sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and
▪	general market, political and other economic conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. Broad market fluctuations may materially adversely affect the trading price of our common stock.

In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2019, we had outstanding warrants to purchase an aggregate of 3,600,953 shares of our common stock, all of which were originally issued to non-U.S. citizens who were claimholders in our bankruptcy proceedings in order to maintain compliance with restrictions imposed by federal law on foreign ownership of U.S. airlines. Any future warrant exercises by our existing warrant holders will be dilutive to our existing common shareholders. All of the shares of common stock issuable upon exercise of our warrants will be freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"). Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.

Provisions in our charter documents might deter acquisition bids for us, which could adversely affect the price of our common stock.

Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that, among other things:

▪

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

▪

establish advance notice procedures that shareholders must comply with in order to nominate candidates to our Board of Directors and propose matters to be brought before an annual or special meeting of our shareholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company;

▪

authorize a majority of our Board of Directors to appoint a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which may prevent shareholders from being able to fill vacancies on our Board of Directors;

▪

restrict the number of directors constituting our Board of Directors to within a set range, and give our Board of Directors exclusive authority to increase or decrease the number of directors within such range, which may prevent shareholders from being able to fill vacancies on our Board of Directors; and

▪	restrict the ability of shareholders to call special meetings of shareholders.

Our corporate charter includes provisions limiting ownership by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our second amended and restated articles of incorporation restrict the ownership and voting of shares of our common stock by people and entities who are not "citizens of the United States" as that term is defined in 49 U.S.C. § 40102(a). That statute defines "citizen of the United States" as, among other things, a U.S. corporation, of which the president and at least two-thirds of the board of directors and other managing officers are individuals who are citizens of the United States, which is under the actual control of citizens of the United States and in which at least 75% of the voting interest is owned or controlled by persons who are citizens of the United States. Our second amended and restated articles of incorporation prohibit any non-U.S. citizen from owning or controlling more than 24.9% of the aggregate votes of all outstanding shares of our common stock or 49.0% of the total number of outstanding shares of our capital stock. The restrictions imposed by the above-described ownership caps are applied to each non-U.S. citizen in reverse chronological order based on the date of registration on our foreign stock record. At no time may shares of our capital stock held by non-U.S. citizens be voted unless such shares are reflected on the foreign stock record. The voting rights of non-U.S. citizens having voting control over any shares of our capital stock are subject to automatic suspension to the extent required to ensure that we are in compliance with applicable law. In the event any transfer or issuance of shares of our capital stock to a non-U.S. citizen would result in non-U.S. citizens owning more than the above-described cap amounts, such transfer or issuance will be void and of no effect.

As of September 30, 2019, we had outstanding warrants to purchase 3,600,953 shares of our common stock with an exercise price of $0.004 per share. We are currently in compliance with all applicable foreign ownership restrictions.

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

We are an "emerging growth company," and the reduced disclosure and regulatory requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and therefore we may take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies. As an emerging growth company:

▪

we are not required to obtain an attestation and report from our independent registered public accounting firm on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

▪	we may present reduced disclosure regarding executive compensation in our periodic reports and proxy statements; and
▪	we are not required to hold nonbinding advisory shareholder votes on executive compensation or golden parachute arrangements.

We may take advantage of these reduced requirements until we are no longer an "emerging growth company," which will occur upon the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO (i.e. September 30, 2023), (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a "large accelerated filer" as defined in the Exchange Act. Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

In addition, the JOBS Act permits an "emerging growth company" to take advantage of an extended transition period to comply with new or revised accounting standards. This effectively permits the delayed adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the dates for which compliance is required for non-emerging growth companies. This election is irrevocable.

The requirements of being a public company may strain our resources, increase our operating costs, divert management's attention and affect our ability to attract and retain qualified board members or executive officers.

We became a public company in August 2018. As a result, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company." The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may suffer.

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

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2019 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2019.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of September 30, 2019, our fleet available for scheduled service consisted of the following aircraft:

					Scheduled	Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	42	60	76	2,100	530	3.9
CRJ-900 Regional Jet	48	16	64	76/79	1,500	530	13.0
CRJ-700 Regional Jet	18	2	20	70	1,600	530	15.7
CRJ-200 Regional Jet	1	—	1	50	1,500	530	25.7
Total	85	60	145

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

▪

CRJ-900s – As of September 30, 2019, we operated 62 CRJ-900 aircraft under our American Capacity Purchase Agreement and two (2) CRJ-900 aircraft as operational spares. Our American Capacity Purchase Agreement will expire with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. American has the option to unilaterally extend the term of our American Capacity Purchase Agreement up to three times for one year each (on the same terms) by providing us prior written notice. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances.

▪

CRJ-700s – As of September 30, 2019, we operated twenty (20) CRJ-700 aircraft under our United Capacity Purchase Agreement. Subject to certain early termination rights, as part of the amended and restated United Capacity Purchase Agreement, United has elected to have us lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned between May 2020 and Dec 2020. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. In addition, United has right to purchase the CRJ 700 aircraft at the then fair market value.

▪

E-175s - As of September 30, 2019, we operated 60 E-175 aircraft under our United Capacity Purchase Agreement. As part of our amended and restated United Capacity Purchase Agreement, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five (5) years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft under our United Capacity Purchase Agreement for four additional three-years. In addition, 18 of the E-175 aircraft (owned by us) operating under our United Capacity Purchase Agreement expire between January 2028 and November 2028, subject to United's early termination rights. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us 90 days notice.

▪	CRJ-200s – As of September 30, 2019, we operated one CRJ-200 aircraft as an operational spare.

Facilities

In addition to aircraft we have office and maintenance facilities to support our operations.  Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2025 and May 31, 2025 respectively.

We believe our facilities are suitable and adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2019, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol "MESA" since August 10, 2018.  Prior to that date, there was no public market for our common stock.

Holders of Record

As of November 30, 2019, we had 23 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders ("2020 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2019.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on August 10, 2018, and ends on September 30, 2019, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on August 10, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Months Ending		Months Ending
Company Name/Index	8/10/2018	8/31/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019
Mesa Air Group, Inc.	$100.00	$117.36	$117.96	$65.62	$70.98	$77.79	$57.40
NASDAQ Composite	100.00	103.53	102.80	85.02	99.31	103.16	103.34
NASDAQ Transportation Index	100.00	102.71	103.70	84.55	92.61	94.45	92.27

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.  SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data.  We derived our selected consolidated statements of operations data for our fiscal years ended September 30, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of September 30, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for our fiscal years ended September 30, 2016 and 2015 and consolidated balance sheet data as of September 30, 2017, September 30, 2016 and September 30, 2015 have been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share and share data)
Operating revenues	$723,357	$681,595	$643,576	$587,836	$506,099
Operating income	121,137	72,648	100,294	56,758	79,235
Net income (loss)	47,580	33,255	32,828	14,920	38,999

Net income per share
Basic (1)	$1.37	$1.34	$1.41	$0.62	$1.65
Diluted (1)	$1.36	$1.32	$1.40	$0.62	$1.62

Weighted-average common shares outstanding
Basic (2)	34,763,762	24,825,610	23,200,864	23,923,801	23,665,293
Diluted (2)	35,064,121	25,257,139	23,369,876	24,252,769	24,046,883

Total assets	$1,451,917	$1,472,388	$1,357,649	$1,283,230	$863,401
Current assets	157,841	197,917	145,839	105,167	121,903
Long-term debt, net of current maturities	677,423	760,177	803,874	803,115	471,790
Stockholders' equity	425,868	374,467	222,224	189,151	171,844
Cash dividends declared per common share	$—	$—	$—	$—	$—
Non-GAAP financial data:
Adjusted EBITDA (3)	$208,652	$164,778	$160,828	$103,159	$122,506
Adjusted EBITDAR (3)	$260,858	$233,670	$233,379	$174,794	$191,589

(1)

See Note 9: "Earnings Per Share" to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the basic and diluted earnings per share.

(2)	See "Restatement" below for a discussion of restatement of weighted-average shares outstanding.
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

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Year Ended September 30,
	2019	2018	2017
	(in thousands)
Reconciliation:
Net income	$47,580	$33,255	$32,828
Income tax (benefit) expense	15,706	(17,426)	20,874
Income before taxes	$63,286	$15,829	$53,702
Adjustments(1)(2)(3)	13,156	27,165	—
Adjusted income before taxes	76,442	42,994	53,702
Interest expense	55,717	56,867	46,110
Interest income	(1,501)	(114)	(32)
Depreciation and amortization	77,994	65,031	61,048
Adjusted EBITDA	208,652	164,778	160,828
Aircraft rent	52,206	68,892	72,551
Adjusted EBITDAR	260,858	233,670	233,379

(1)

Our financial results reflect an increase in accrued compensation of approximately $13.5 million related to an increase in the value of SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method.  These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology for the twelve months ended September 30, 2018.

(2)

Our financial results include lease termination expense of $9.5 million and $15.1 million for the twelve months ended September 30, 2019 and 2018, respectively, related to our acquisition of ten CRJ-700 and nine CRJ-900 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility").

(3)

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company's Spare Engine Facility for the twelve months ended September 30, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our twelve months ended September 30, 2018.

Restatement

Basic and Diluted Net Income per Common Share Available to Common Shareholders for the twelve Months Ended September 30, 2019:

Subsequent to the issuance of the Company's consolidated financial statements for the twelve months ended September 30, 2018, we determined our previously issued consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  As a result, basic income per common share available to common shareholders for the years ended September 30, 2018, 2017, 2016 and 2015 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders. Since diluted shares are under the treasury stock method, diluted common shares available to common shareholders were impacted by this change. As a result, diluted income per common shares available to common shareholders for the year ended September 30, 2015 have been restated. The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders' equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Twelve Months Ended September 30, 2018
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$2.46	$1.34
Shares used in computing net income per common share available to common shareholders - Basic	13,516	24,826
Net income per common share available to common shareholders - Diluted	$1.32	$1.32
Shares used in computing net income per common share available to common shareholders - Diluted	25,171	25,257

	Twelve Months Ended September 30, 2017
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$3.01	$1.41
Shares used in computing net income per common share available to common shareholders - Basic	10,919	23,201
Net income per common share available to common shareholders - Diluted	$1.40	$1.40
Shares used in computing net income per common share available to common shareholders - Diluted	23,386	23,370

	Twelve Months Ended September 30, 2016
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$1.56	$0.62
Shares used in computing net income per common share available to common shareholders - Basic	9,558	23,924
Net income per common share available to common shareholders - Diluted	$0.62	$0.62
Shares used in computing net income per common share available to common shareholders - Diluted	24,082	24,253

	Twelve Months Ended September 30, 2015
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$5.03	$1.65
Shares used in computing net income per common share available to common shareholders - Basic	7,750	23,665
Net income per common share available to common shareholders - Diluted	$1.61	$1.62
Shares used in computing net income per common share available to common shareholders - Diluted	24,162	24,047

Selected Operating Data

The following table summarizes certain operating data that we believe are useful indicators of our operating performance for our fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015, respectively. The definitions of certain terms related to the airline industry used in the table can be found under "Selected Financial Data - Glossary of Airline Terms" below.

	Year Ended September 30,
	2019		2018	2017	2016	2015 (1)
Operating Data
Block hours		456,247	410,974	395,083	368,468	308,681
Departures		246,634	227,978	221,990	208,399	172,033
Passengers		14,664,441	13,556,774	13,005,844	12,497,424	10,632,903
Available seat miles—ASMs (thousands)		10,863,623	9,713,877	9,471,911	8,823,595	7,356,450
Revenue passenger miles—RPMs (thousands)		8,587,223	7,699,065	7,392,688	7,019,586	6,019,316
Contract revenue per available seat mile— CRASM (in cents)	¢	6.29	¢ 6.58	¢ 6.53	¢ 6.45	¢ 6.54
Operating cost per available seat mile — CASM (in cents)	¢	5.54	¢ 6.27	¢ 5.74	¢ 6.02	¢ 5.80
Average stage length (miles)		579	560	561	557	565
Regional aircraft
Owned		85	75	66	64	47
Leased		18	28	37	37	37
Leased from United		42	42	37	30	30
Total Aircraft		145	145	140	131	114
E-175		60	60	55	46	30
CRJ-900		64	64	64	64	63
CRJ-700		20	20	20	20	20
CRJ-200		1	1	1	1	1
Employees (FTE)		3,576	3,412	3,132	3,102	2,766

(1)	Our operations data for our fiscal year ended September 30, 2015 include results from our historical go! operations. We operated go! as an inter-island air carrier in Hawaii from 2006 to 2014.

Glossary of Airline Terms

Set forth below is a glossary of industry terms used in this Annual Report on Form 10-K:

"Available seat miles" or "ASMs" means the number of seats available for passengers multiplied by the number of miles the seats are flown.

"Average aircraft" means the average number of aircraft used in flight operations, as calculated on a daily basis.

"Average stage length" means the average number of statute miles flown per flight segment.

"Block hours" means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

"CASM" or "unit costs" means operating expenses divided by ASMs.

"CRASM" means contract revenue divided by ASMs.

"DOT" means the United States Department of Transportation.

"FAA" means the United States Federal Aviation Administration.

"FTE" means full-time equivalent employee.

"Load factor" means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs).

"NMB" means the National Mediation Board.

"Pass-Through Revenue" means costs from our major airline partners under our capacity purchase agreements that we equally recognize as both a revenue and an expense, including passenger and hull insurance, aircraft property taxes, landing fees, catering and certain maintenance costs related to our E-175 aircraft.

"Revenue Passenger Miles" or "RPMs" means the number of miles traveled by paying passengers.

"TSA" means the United States Transportation Security Administration.

"Utilization" means the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular capacity purchase agreement by (ii) the maximum number of block hours that could be flown during such month under the particular capacity purchase agreement.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward‑looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements below.  Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Annual Report on Form 10-K, particularly in the sections "Cautionary Notes Regarding Forward-Looking Statements" above and Part I, Item 1A. "Risk Factors" above.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 125 cities in 39 states, the District of Columbia, Canada, Mexico and Cuba. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American and United. We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2019, we operated a fleet of 145 aircraft with approximately 730 daily departures. We operate 62 CRJ-900 aircraft under our American Capacity Purchase Agreement and 20 CRJ-700 and 60 E-175 aircraft under our United Capacity Purchase Agreement. For our fiscal year ended September 30, 2019, approximately 44% of our aircraft in scheduled service were operated for American and approximately 56% were operated for United. All of our operating revenue in our 2019, 2018 and 2017 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

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

2019 Financial Highlights

For our fiscal year ended September 30, 2019, we had total operating revenues of $723.4 million, a 6.1% increase, compared to $681.6 million for our fiscal year ended September 30, 2018.  Net income for our fiscal year ended September 30, 2019 was $47.6 million, or $1.36 per diluted share, compared to net income of $33.3 million, or $1.32 per diluted share, for our fiscal year ended September 30, 2018.

We recorded two one-time adjustments in fiscal 2019. The first was $9.5 million of non-cash lease termination expense related to our acquisition of ten CRJ-700 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"). The second adjustment was $3.6 million of loss on extinguishment of debt related to repayment of the Company's Spare Engine Facility 2019.

During our 2019 fiscal year, we increased our completed block hours by 45,273, or 11.0%, compared to our fiscal year ended September 30, 2018.

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

In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots and resulted in being unable to provide flight services at or exceeding the minimum flight operating levels expected by our major airline partners. However, in July 2017, we reached a new four-year collective bargaining agreement with our pilots that provides increases in our pilots' wages, premium pay for flying on scheduled days off and competitive signing bonuses for prospective new pilots. Following the ratification of our new collective bargaining agreement, our average number of new pilot applications per month during our 2019 and 2018 fiscal year exceeded pilot attrition. Our results of operations may be negatively impacted if we are unable to hire and train our pilots in a timely manner.

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

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2019, approximately 75.6% of our workforce was represented by the ALPA and AFA. Our pilots and flight attendants ratified new four-year collective bargaining agreements during calendar 2017. The agreements include rate increases for three years and two years, respectively, after the amendable dates. The new agreements are amendable following their four-year term and include labor rate structures for two years (flight attendants) and three years (pilots), respectively, after the amendable dates. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

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

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, Bombardier, GE and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2019, $59.9 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 3.9, 13.0 and 15.7 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. Over the past five years, we have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements.

We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

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

As of September 30, 2019, we had 60 aircraft in our fleet under lease, including 42 E-175 aircraft owned by United and leased to us at nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.

We are also subject to lease return provisions that require a minimum portion of eligible flight time for certain components remain when the aircraft is returned at the lease expiration.  We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Additionally, operating leases are not reflected on our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. See "Recent Accounting Pronouncements" in the notes to our consolidated financial statements below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in our 2020 fiscal year.

See "Risk Factors" for a discussion of these factors and other risks.

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

General and Administrative. General and administrative expense includes insurance and taxes, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses. The majority of insurance and taxes are pass-through costs.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification ("ASC") 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our capacity purchase agreements.

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

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2019 and 2018

We had operating income of $121.1 million in our fiscal year ended September 30, 2019, compared to operating income of $72.6 million in September 30, 2018. In our 2019 fiscal year, we had net income of $47.6 million compared to net income of $33.3 million in our 2018 fiscal year. Our operating results for our fiscal year ended September 30, 2019 reflected an increase in contract revenue primarily related to the additional flying of our E-175, CRJ-900 and CRJ-700 fleets as a result of increased pilot staffing level. We also experienced a decrease in aircraft rent expense as a result of purchasing nine CRJ-900 aircraft in June 2018 and ten CRJ-700 aircraft in June 2019 that were previously leased under our GECAS Lease Facility. We also experienced a decrease in lease termination expense for ten CRJ-700 aircraft purchased in June 2019, compared to the lease termination expense associated with the purchase of nine CRJ-900 aircraft in June 2018, both previously leased under our GECAS Lease Facility.

Operating Revenues

	Year Ended September 30,
	2019		2018		Change
Operating revenues ($ in thousands):
Contract		$682,834		$639,264	$43,570	6.8%
Pass-through and other		40,523		42,331	(1,808)	(4.3)%
Total operating revenues		$723,357		$681,595	$41,762	6.1%

Operating data: (1)
Available seat miles—ASMs (thousands)		10,863,623		9,713,877	1,149,746	11.8%
Block hours		456,247		410,974	45,273	11.0%
Revenue passenger miles—
RPMs (thousands)		8,587,223		7,699,065	888,158	11.5%
Average stage length (miles)		579		560	19	3.4%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.29	¢	6.58	$(0.29)	(4.4)%
Passengers		14,664,441		13,556,774	1,107,667	8.2%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms' in Part II, Item 6 "Selected Financial Data" above.

Total operating revenue increased by $41.8 million, or 6.1%, during our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. Contract revenue increased by $43.6 million, or 6.8%, primarily due to an increase in flying with our E-175, CRJ-900 and CRJ-700 fleets, an increase in performance incentive pay, and a decrease in credits given to our major airline partners based on contractual utilization levels. Our block hours flown during our fiscal year September 30, 2019 increased 11.0%, compared to our fiscal year ended September 30, 2018, due to increased flying with our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our fiscal year ended September 30, 2019 by $1.8 million, or 4.3%, primarily due to a reduction in pass-through maintenance costs related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$210,879	$209,065	$1,814	0.9%
Fuel	588	498	90	18.1%
Maintenance	196,514	193,164	3,350	1.7%
Aircraft rent	52,206	68,892	(16,686)	(24.2)%
Aircraft and traffic servicing	3,972	3,541	431	12.2%
General and administrative	50,527	53,647	(3,120)	(5.8)%
Depreciation and amortization	77,994	65,031	12,963	19.9%
Lease termination	9,540	15,109	(5,569)	(36.9)%
Total operating expenses	$602,220	$608,947	$(6,727)	(1.1)%

Operating data:
Available seat miles—ASMs (thousands)	10,863,623	9,713,877	1,149,746	11.8%
Block hours	456,247	410,974	45,273	11.0%
Average stage length (miles)	579	560	19	3.4%
Departures	246,634	227,978	18,656	8.2%

Flight Operations. Flight operations expense increased $1.8 million, or $0.9%, to $210.9 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. The increase was primarily driven by an increase in pilot and flight attendant wages due to additional flying, offset by a decrease in pilot premium pay as our pilot staffing levels have improved.

Fuel. Fuel expense increased $0.09 million, or 18.1%, to $0.6 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. The increase was primarily driven by an increased number of ferry flights for maintenance events and maintenance fuel in our Phoenix hub. All fuel costs related to flying under our capacity purchase agreements during our fiscal years ended September 30, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $3.4 million, or 1.7%, to $196.5 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This increase was primarily driven by an increase in labor and other expense, component contracts, and rotable and expendable parts expense. This increase was partially offset by a decrease in engine and pass-through engine and C-Check expense. During our 2019 fiscal year, $6.0 million of engine overhaul expenses were reimbursable by our major airline partners. Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $8.6 million during our fiscal 2019, compared to fiscal 2018.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019	2018	Change
	(in thousands)
Engine overhaul	$24,077	$38,869	$(14,792)	(38.1)%
Pass-through engine overhaul	$5,960	$12,341	(6,381)	(51.7)%
C-check	$16,807	$14,048	2,759	19.6%
Pass-through C-check	$396	$7,456	(7,060)	(94.7)%
Component contracts	$37,572	$33,221	4,351	13.1%
Rotable and expendable parts	$29,853	$23,989	5,864	24.4%
Other pass-through	$12,885	$8,019	4,866	60.7%
Labor and other	$68,964	$55,221	13,743	24.9%
Total	$196,514	$193,164	$3,350	1.7%

Aircraft Rent. Aircraft rent expense decreased $16.7 million, or 24.2%, to $52.2 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This decrease was primarily attributable to $16.6 million decrease in aircraft lease expense due to the purchase of nine CRJ-900 and ten CRJ-700 aircraft, previously leased under the GECAS Lease Facility, in June 2018 and June 2019, respectively.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.4 million, or 12.2%, to $4.0 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This increase was primarily due to an increase in interrupted trip expense and higher pass-through regulatory charges. For our fiscal years ended September 30, 2019 and 2018, 52.6% and 53.0%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decrease $3.1 million, or 5.8%, to $50.5 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This decrease was primarily due to a decrease in amortization of our restricted stock compensation and slightly offset in pass- through property tax and passenger liability expense.

Depreciation and Amortization. Depreciation and amortization expense increased $13.0 million, or 19.9%, to $78.0 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This increase was primarily attributable to an increase in depreciation expense related to our purchase of spare engines and aircraft depreciation related to the purchase of the nine CRJ-900 and ten CRJ-700 aircraft, previously leased under the GECAS Lease Facility, in June 2018 and June 2019 respectively.

Lease Termination. Lease termination expense decreased $5.6 million, or 36.9%, for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. The decrease is primarily driven by a lower lease termination expense for the ten CRJ-700 aircraft purchased in June 2019, compared to the lease termination expense associated the purchase of the nine CRJ-900 aircraft in June 2018, which were both under the GECAS Lease facility.

Other Expense

Other expense increased $1.0 million, or 1.8%, to $57.9 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. The increase is primarily due to a one-time extinguishment of debt expense of $3.6 million related to the repayment of our Spare Engine Facility. Interest expense decreased $1.2 million primarily due to a decrease in interest expense related to our Spare Engine Facility, CIT Revolving Credit Facility and EDC engine financing, which decrease was partially offset by an increase in interest expense due to the financing of nine CRJ-900 and ten CRJ-700 aircraft in June 2018 and June 2019, respectively, which were previously leased under the GECAS Lease Facility. Our expenses related to debt financing amortization decreased by $0.3 million is primarily due to the write-off of financing fees related to the repayment of our Spare Engine Facility. Additionally, interest income increased by $1.4 million in the twelve months ended September 30, 2019, compared to the same period in 2018.

Income Taxes

In our fiscal year ended September 30, 2019, our effective tax rate was 24.8% compared to (110.1%) in our fiscal year ended September 30, 2018. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of $15.7 million and an income tax provision of ($17.4) million for the years ended September 30, 2019 and 2018, respectively.

The income tax provision for our fiscal year ended September 30, 2019 resulted in an effective tax rate of 25.0%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.  In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, and changes in state apportionment and statutory rates.

The income tax provision for our fiscal year ended September 30, 2018 resulted in an effective tax rate of (110.1%), which differed from the U.S. federal statutory rate of 35% through December 31, 2017 and 21% as of January 1, 2018, primarily due to a re-measurement of our net deferred tax liability due to federal tax law changes and the adoption of Accounting Standards Update 2016-09. Other factors include changes in the valuation allowance against state net operating losses, expired state attributes and state apportionment and statutory rates.

On December 22, 2017, the President signed the Tax Act into law.  The Tax Act incorporated several new provisions that had an impact on our financial statements.  Most notably, the Tax Act decreased the federal statutory rate to 21% for our fiscal year ended September 30, 2019 and subsequent fiscal years.  The decrease in the federal statutory rate resulted in a net tax benefit in fiscal 2018 due to the re-measurement of our net deferred tax liability.  The Company's net operating losses incurred in the fiscal year ended September 30, 2019 and in subsequent years may be used to offset up to 80% of taxable income in a given year and the Company’s net operating losses incurred in fiscal year ended September 30, 2018 and in subsequent fiscal years are allowed to be carried indefinitely.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2019, we had aggregate federal and state net operating loss carryforwards of approximately $478.3 million and $228.3 million, which expire in 2027-2037 and 2020-2039, respectively, with approximately $0.9 million of state net operating loss carryforwards that expired in 2019.

See Note 12: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report Form 10-K.

Comparison of our Fiscal Years Ended September 30, 2018 and 2017

We had operating income of $72.6 million in our fiscal year ended September 30, 2018, compared to operating income of $100.3 million in our fiscal year ended September 30, 2017. In our 2018 fiscal year, we had net income of $33.3 million compared to net income of $32.8 million in our 2017 fiscal year. Our operating results for our fiscal year ended September 30, 2018 reflected an increase in contract revenue primarily related to the addition of 12 E-175 aircraft under our United Capacity Purchase Agreement, which was partially offset by reduced flying of our CRJ-900 and CRJ-700 fleet. We also experienced an increase in flight operations expense driven by an increase in pilot training and related expenses and an increase in premium pilot pay to incentivize pilots to fly additional routes until additional pilots complete their training.

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

Operating Revenues

	Year Ended September 30,
	2018		2017		Change
Operating revenues ($ in thousands):
Contract		$639,264		$618,698		$20,566	3.3%
Pass-through and other		$42,331		$24,878		17,453	70.2%
Total operating revenues		$681,595		$643,576		$38,019	5.9%
Operating data: (1)
Available seat miles—ASMs (miles in thousands)		9,713,877		9,471,911		241,966	2.6%
Block hours		410,974		395,083		15,891	4.0%
Revenue passenger miles—RPMs (miles in thousands)		7,699,065		7,392,688		306,377	4.1%
Average stage length (miles)		560		561		(1)	(0.2)%
Contract revenue per available seat mile— CRASM (in cents)	¢	6.58	¢	6.53	¢	0.05	0.8%
Passengers		13,556,774		13,005,844		550,930	4.2%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms' in Part II, Item 6 "Selected Financial Data" above.

Total operating revenue increased by $38.0 million, or 5.9%, during our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. Contract revenue increased by $20.6 million, or 3.3%, primarily due to an increase in flying with our expanded E-175 fleet and higher block hour compensation.  Our block hours flown during our fiscal year ended September 30, 2018 increased 4.0%, compared to our fiscal year ended September 30, 2017, due to increased flying on our E-175 fleet, which was partially offset by reduced flight schedules caused by increased pilot training times. Our pass-through and other revenue increased during our fiscal year ended September 30, 2018 by $17.5 million, or 70.2%, primarily due to pass-through maintenance costs related to our E-175 fleet

Operating Expenses

	Year Ended September 30,
	2018	2017	Change
Operating expenses ($ in thousands):
Flight operations	$209,065	$155,516	$53,549	34.4%
Fuel	$498	$766	$(268)	(35.0)%
Maintenance	$193,164	$210,729	$(17,565)	(8.3)%
Aircraft rent	$68,892	$72,551	$(3,659)	(5.0)%
Aircraft and traffic servicing	$3,541	$3,676	$(135)	(3.7)%
General and administrative	$53,647	$38,996	$14,651	37.6%
Depreciation and amortization	$65,031	$61,048	$3,983	6.5%
Lease Termination	$15,109	$—	$15,109	100.0%
Total operating expenses	$608,947	$543,282	$65,665	12.1%
Operating data:
Available seat miles—ASMs (miles in thousands)	9,713,877	9,471,911	241,966	2.6%
Block hours	410,974	395,083	15,891	4.0%
Average stage length (miles)	560	561	(1)	(0.2)%
Departures	227,978	221,990	5,988	2.7%

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

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017	Change
	(in thousands)
Engine overhaul	$38,869	$63,719	$(24,850)	(39.0)%
Pass-through engine overhaul	12,341	270	$12,071	4470.7%
C-check	14,048	17,755	$(3,707)	(20.9)%
Pass-through C-check	7,456	4,889	$2,567	52.5%
Component contracts	33,221	31,671	$1,550	4.9%
Rotable and expendable parts	23,989	26,098	$(2,109)	(8.1)%
Other pass-through	8,019	6,003	$2,016	33.6%
Labor and other	55,221	60,324	(5,103)	(8.5)%
Total	$193,164	$210,729	$(17,565)	(8.3)%

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

General and Administrative. General and administrative expense increased $14.7 million, or 37.6%, to $53.6 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily related to a one-time, non-cash $11.1 million expense related to an increase in the value of our SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to fair value method. The remainder of the variance was due to an increase in audit fees, property taxes and fees associated with restructuring the RASPRO Lease Facility.

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

Other Expense

Other expense increased $10.2 million, or 22.0%, to $56.8 million for our fiscal year ended September 30, 2018, compared to our fiscal year ended September 30, 2017. This increase was primarily due to an increase in interest expense of $8.7 million related to the financing of 23 spare engines, the financing of nine CRJ-900 aircraft, previously leased under our GECAS Lease Facility, in June 2018, the refinancing of fifteen CRJ-900 aircraft, our line of credit with CIT, a deferment of certain payments under the RASPRO Lease Facility, engine overhaul financing and higher London InterBank Offered Rate ("LIBOR") rates. Our expenses related to debt financing amortization were also higher in our fiscal 2018 by $1.9 million, which was attributable to legal and commitment fees incurred in connection with our aircraft and engine financing, as well as aircraft debt refinancing

Income Taxes

In our fiscal year ended September 30, 2018, our effective tax rate was (110.1%) compared to 38.9% in our fiscal year ended September 30, 2017. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of ($17.4) million and an income tax provision of $20.9 million for the years ended September 30, 2018 and 2017, respectively.

The income tax provision for the year ended September 30, 2018 results in an effective tax rate of (110.1%), which differed from the U.S. federal statutory rate of 35% through December 31, 2017 and 21% as of January 1, 2018 primarily due to a re-measurement of our net deferred tax liability due to federal tax law changes and the adoption of Accounting Standards Update (ASU) 2016-09. Other factors include changes in the valuation allowance against state net operating losses, expired state attributes and state apportionment and statutory rates.

The income tax provision for the year ended September 30, 2017 results in an effective tax rate of 38.9%, which differed from the U.S. federal statutory rate of 35% primarily due to state taxes, changes in the valuation allowance against state net operating losses, expired state attributes, and the benefit resulting from changes in state apportionment and statutory rates.

On December 22, 2017, the President signed into law the legislation colloquially known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act incorporates several new provisions that will have an impact on our financial statements. Most notably, the Tax Act decreased the federal statutory rate to 24.5% for the year ending September 30, 2018, and 21% for the years ending September 30, 2019 and forward. The decrease in federal statutory rate resulted in a net tax benefit due to the re-measurement of our net deferred tax liability. The change in our future effective tax rate is not anticipated to have an effect on our taxes until all of our U.S. federal net operating losses and credits have been utilized.

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

As of September 30, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $415.1 million and $199.5 million, which expire in 2027-2037 and 2019-2038, respectively, with approximately $20.1 million of state net operating loss carryforwards that expired in 2018.

See Note 11: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report of Form 10-K.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, adjusted for the impact of revaluation of liability awards, lease termination costs, loss on extinguishment of debt and write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization and aircraft rent, adjusted for the impact of revaluation of liability awards, lease termination costs, loss on extinguishment of debt and write-off of associated financing fees.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2019	2018	2017
	(in thousands)
Reconciliation:
Net income	$47,580	$33,255	$32,828
Income tax (benefit) expense	15,706	(17,426)	20,874
Income before taxes	$63,286	$15,829	$53,702
Adjustments(1)(2)(3)	13,156	27,165	—
Adjusted income before taxes	76,442	42,994	53,702
Interest expense	55,717	56,867	46,110
Interest income	(1,501)	(114)	(32)
Depreciation and amortization	77,994	65,031	61,048
Adjusted EBITDA	208,652	164,778	160,828
Aircraft rent	52,206	68,892	72,551
Adjusted EBITDAR	260,858	233,670	233,379

(1)

Our financial results reflect an increase in accrued compensation of approximately $13.5 million related to an increase in the value of SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method.  These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology for the twelve months ended September 30, 2018.

(2)

Our financial results include lease termination expense of $9.5 million and $15.1 million for the twelve months ended September 30, 2019 and 2018, respectively, related to our acquisition of ten CRJ-700 and nine CRJ-900 aircraft, which were previously leased under our GECAS Lease Facility.

(3)

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company's Spare Engine Facility for the twelve months ended September 30, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our twelve months ended September 30, 2018.

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize the CIT Revolving Credit Facility, pursuant to which the lenders named therein (the "CIT Lenders") have committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million.  This facility was paid down with proceeds from our IPO on August 14, 2018 but remains available until the facility matures on August 12, 2022.

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

Prior to our IPO, our operations had been financed primarily by cash flow from operating activities and funds from external borrowings. As of September 30, 2019, we had $68.9 million in cash and cash equivalents and marketable securities. In connection with our IPO, we issued and sold an aggregate of 9,630,000 shares of common stock as well as 723,985 shares of common stock from the exercise of the over-allotment option granted to the underwriters, which was exercised on September 11, 2018 at a price to the public of $12.00 per share. We received proceeds of $111.7 million, net of underwriting discounts and commissions and offering costs.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. During our fiscal year ended September 30, 2019, we paid $125.4 million in capital expenditures primarily related to the purchase of ten CRJ-700 aircraft, which were previously leased, and eight spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing, have historically been approximately 1.5% to 2.5% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2019, our principal sources of liquidity were cash and cash equivalents and marketable securities of $68.9 million. In addition, we had restricted cash of $3.6 million as of September 30, 2019. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2019, we also had $750.5 million in secured indebtedness incurred in connection with our financing of 84 total aircraft. Our primary uses of liquidity are capital expenditures and debt repayments. As of September 30, 2019, we had $165.9 million of short-term debt, excluding capital leases, and $677.4 million of long-term debt excluding capital leases.

Sources of cash for our fiscal year ended September 30, 2019 were primarily cash flows from operations of $151.7 million. The positive cash flow from operations was driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of September 30, 2019, we had $3.6 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$151,676	$118,939	$74,727
Net cash used in investing activities	(104,842)	(138,563)	(84,076)
Net cash provided by (used in) financing activities	(81,467)	66,411	28,497
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,633)	46,787	19,148
Cash, cash equivalents and restricted cash at beginning of period	107,134	60,347	41,199
Cash, cash equivalents and restricted cash at end of period	$72,501	$107,134	$60,347

Net Cash Flow Provided by Operating Activities

During our fiscal year ended September 30, 2019, our cash flow provided by operating activities of $151.7 million reflected our growth and execution of our strategic initiatives. We had net income of $47.6 million adjusted for the following significant non-cash items: depreciation and amortization of $78.0 million, amortization of stock-based compensation of $5.5 million, deferred income taxes of $15.5 million, amortization of unfavorable lease liabilities and deferred credits of $(10.8) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $4.2 million, loss on extinguishment of debt of $3.6 million and lease termination expense of $9.5 million. We had net change of $(2.1) million within other net operating assets and liabilities largely driven by expendable parts and accounts payable during our fiscal year ended September 30, 2019.

During our fiscal year ended September 30, 2018, our cash flow provided by operating activities of $118.9 million reflected our growth and execution of our strategic initiatives. We had net income of $33.3 million adjusted for the following significant non-cash items: depreciation and amortization of $65.0 million, amortization of stock-based compensation of $12.9 million, deferred income taxes of $(17.9) million, amortization of unfavorable lease liabilities and deferred credits of $(11.0) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $4.6 million and lease termination expense of $15.1 million. We had a net change of $16.4 million within other net operating assets and liabilities largely driven by accrued compensation liability and other accrued liabilities during our fiscal year ended September 30, 2018.

During our fiscal year ended September 30, 2017, our cash flow provided by operating activities of $74.7 million reflects our growth and execution of our strategic initiatives. We had net income of $32.8 million adjusted for the following significant non-cash items: depreciation and amortization of $61.0 million, amortization of stock-based compensation of $1.3 million, deferred income taxes of $20.5 million, amortization of unfavorable lease liabilities and deferred credits of $(10.6) million and amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.7 million. We had net outflows of $33.9 million within other net operating assets and liabilities largely driven by aircraft lease payments during our fiscal year ended September 30, 2017

Net Cash Flows Used in Investing Activities

During our fiscal year ended September 30, 2019, our net cash flow used in investing activities was $(104.8) million. We invested $125.4 million in ten aircraft and seven spare engines and aircraft improvements, offset by $20.1 million from net sales of investment securities, and $0.4 million in equipment deposits.

During our fiscal year ended September 30, 2018, our net cash flow used in investing activities was $(138.6) million. We invested $118.0 million in nine aircraft, eight spare engines and aircraft improvements, $19.9 million from purchases of investment securities offset partially by equipment deposits.

During our fiscal year ended September 30, 2017, our net cash flow used in investing activities was $(84.1) million. We invested $84.5 million in 15 spare engines and aircraft improvements, offset partially by returns of equipment deposits.

Net Cash Flows Provided by (Used in) Financing Activities

During our fiscal year ended September 30, 2019, our net cash flow used in financing activities was $(81.5) million. We received $171.7 million in proceeds from long-term debt primarily related to purchasing ten aircraft, and spare aircraft engine and aircraft engine kit financing.  We made $244.1 million of principal repayments on long-term debt during the period. We incurred $5.7 million of costs related to debt financing, $1.7 million in debt prepayment costs, and $1.9 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2018, our net cash flow provided by financing activities was $66.4 million. We received $187.7 million in proceeds from long-term debt primarily related to purchasing nine aircraft, refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $222.2 million of principal repayments on long-term debt during the period. We received $111.7 million, net of issuance costs, in proceeds from the issuance of our common stock.  We also incurred $5.9 million of costs related to debt financing and $5.0 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2017, our net cash flow provided by financing activities was $28.5 million. We received $185.9 million in proceeds from long-term debt primarily related to spare aircraft engine and aircraft engine kit financing. We made $153.0 million of principal repayments on long-term debt and incurred $3.4 million of costs related to debt financing and $1.0 million of costs related to the repurchase of shares of our common stock during the period.

Commitments and Contractual Obligations

As of September 30, 2019, we had $1,171.7 million of long-term debt (including principal and projected interest obligations) and capital and operating lease obligations (including current maturities). This amount consisted of $894.3 million in notes payable related to owned aircraft used in continuing operations, $111.1 million in notes payable related to spare engines and engine kits, $10.1 million in capital leases and $0.8 million outstanding under our working capital line of credit. As of September 30, 2019, we also had $155.4 million of operating lease obligations primarily related to aircraft flown under our capacity purchase agreements. Our long-term debt obligations set forth below include an aggregate of $158.2 million in projected interest costs through our fiscal 2028.

The following table sets forth our cash obligations as of September 30, 2019:

		Payment Due for Year Ending September 30,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Aircraft notes	$894,309	$175,908	$169,051	$151,939	$95,588	$76,891	$224,932
Engine notes	111,123	32,350	25,146	23,715	22,954	6,958	—
Operating lease obligations	155,354	49,663	46,322	31,090	13,727	13,184	1,368
Working capital line of credit	798	266	266	266	—	—	—
Capital Leases	10,130	2,540	2,640	2,640	2,310	—	—
Total	$1,171,714	$260,727	$243,425	$209,650	$134,579	$97,033	$226,300

As of September 30, 2019, we had variable rate notes representing 66.4% of our total long-term debt.  Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. The leases are classified as operating leases and are therefore excluded from our consolidated balance sheets. As of September 30, 2019, we had 18 aircraft on lease (excluding aircraft leased from United) with remaining lease terms up to 4.5 years. Future minimum lease payments due under all long-term operating leases were approximately $155.4 million as of September 30, 2019.

RASPRO Lease Facility. On September 23, 2005, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. On each of March 10, 2014, June 5, 2014 and December 8, 2017, the RASPRO Lease Facility was amended to defer certain payments of basic rent (the "Deferred Amounts"). Until the principal of and accrued interest on the Deferred Amounts are paid in full, (i) we and Mesa Airlines are prohibited from paying any dividends to holders of our common stock, (ii) we are prohibited from repurchasing any of our warrants or other equity interests, (iii) Mesa Airlines must maintain available a minimum of $10 million of cash, cash equivalents and availability under lines of credit, (iv) Mesa Airlines must provide RASPRO with periodic monthly, quarterly and annual reports containing certain financial information and forecasted engine repair costs and (v) we must maintain a minimum debt-to-assets ratio.

Pursuant to the December 2017 amendment referenced above, we deferred $29.3 million of payments originally due in December 2017 through March 2018. Deferred Amounts are charged 7.5% interest per annum and are due for repayment in December 2021. As of September 30, 2019, we were in compliance with the covenants in the RASPRO Lease Facility.

GECAS Lease Facility. On May 27, 2014, Mesa Airlines, as lessee, entered into an aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor, governing the lease of 19 of our CRJ-700 and CRJ-900 aircraft. The obligations under the GECAS Lease Facility are guaranteed by us, and basic rent is paid monthly on each aircraft. In consideration for the lease, we issued a warrant to purchase 250,000 shares of our common stock to GE Capital Aviation Services LLC (the "GE Warrant"), which we mutually agreed to terminate in connection with our purchase of nine CRJ-900 aircraft in June 2018 that we previously leased under the GECAS Lease Facility. The GECAS Lease Facility requires Mesa Airlines and us to maintain a balance of unrestricted cash of not less than $10 million and prohibited us from paying dividends to holders of our common stock prior to September 30, 2019 without the prior written consent of the GECAS Lease Facility parties. As of September 30, 2019, all the aircraft under the GECAS Lease Facility have been purchased, therefore, the covenants are no longer in effect.

As more fully described under "Aircraft Notes" below, on June 26, 2018, we purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million and terminated the GE Warrant. On June 14, 2019, we purchased ten CRJ-700 aircraft, which were previously leased under the GECAS Lease Facility, for $70.0 million.

Capital Leases

On February 7, 2018, Mesa Airlines, as lessee, entered into two agreements for the lease of two spare aircraft engines (the "Engine Leases"). Basic rent on the engines is paid monthly and at the end of the lease term. In November 2022, Mesa Airlines will have the option to purchase the engines for $935,230. The Engine Leases are reflected as debt obligations of $8.5 million on our balance sheet as of September 30, 2019. The Engine Leases set forth specific redelivery requirements and conditions, but do not contain operational or financial covenants.

Working Capital Line of Credit

In August 2016, we, as guarantor, our wholly owned subsidiaries, Mesa Airlines and MAG-AIM, as borrowers, CIT, as administrative agent, and the lenders party thereto, entered into the CIT Revolving Credit Facility, pursuant to which the CIT Lenders committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million. The borrowers' and guarantor's obligations under the CIT Revolving Credit Facility are secured primarily by a first priority lien on certain engines, spare parts and related collateral, including engine warranties and proceeds of the foregoing. The CIT Revolving Credit Facility contains affirmative, negative and financial covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the CIT Revolving Credit Facility, restrict our ability and the ability of Mesa Airlines and MAG-AIM and their subsidiaries to: (i) enter into, create, incur, assume or suffer to exist any liens; (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; (iii) sell assets; (iv) enter into transactions with affiliates; (v) amend certain material agreements and organizational documents; (vi) make consolidated unfinanced capital expenditures; or (viii) maintain a consolidated interest and rental coverage ratio above the amount specified in the CIT Revolving Credit Facility. On April 27, 2018, we entered into an amendment to the CIT Revolving Credit Facility to lower the consolidated interest and rental coverage ratio through the end of the term of the agreement. As of September 30, 2019, we were in compliance with the financial covenants under the CIT Revolving Credit Facility. The CIT Revolving Credit Facility also includes customary events of defaults, including but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults; (vi) change of control; and (vii) revocation of instructions with respect to certain controlled accounts.

On August 14, 2018, we paid down the outstanding balance on the CIT Revolving Credit Facility of $25.7 million. The CIT Revolving Credit Facility matured on August 12, 2019 and was renewed for an additional three years. As of September 30, 2019, there were no borrowings outstanding under this facility.  Funds available under the CIT Revolving Credit Facility are subject to certain administrative and commitment fees, and funds under the facility bear interest at LIBOR plus a margin of 3.75%.

Engine Notes

Spare Engine Facility. In December 2016, Mesa Airlines, as borrower, Obsidian Agency Services, Inc., as security trustee, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (the "Engine Financing Lenders") entered into a credit agreement (the "Spare Engine Facility") pursuant to which the Engine Financing Lenders committed to lend to Mesa Airlines term loans in the aggregate principal amount of up to approximately $111.1 million. In February 2018, the parties amended the Spare Engine Facility to increase the commitment of the Engine Financing Lenders by an additional aggregate principal amount of up to approximately $4.1 million.

Mesa Airlines' obligations under the Spare Engine Facility are secured primarily by a first priority lien on certain engines acquired with the proceeds of the Spare Engine Facility and related collateral, including engine warranties and proceeds of the foregoing. The Spare Engine Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the Spare Engine Facility, restrict the ability of Mesa Airlines to: (i) enter into, create, incur, assume or suffer to exist any liens; and (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets. As of September 30, 2019, the Spare Engine Facility was repaid, resulting in the termination of all such covenants.

Term Loan. On January 28, 2019, the Company entered into a Term Loan Agreement (the "Term Loan") pursuant to which the lenders thereunder committed to lend to the Company term loans in the aggregate principal amount of $91.2 million. Borrowings under the Term Loan bear interest at LIBOR plus 3.10%. This interest rate is significantly lower than the interest rate under the Company's Spare Engine Facility (LIBOR plus 7.25%), which the Term Loan refinanced and replaced. The Term Loan has a term of five years, with principal and interest payments due monthly over the term of the loan in accordance with an amortization schedule.  The Company recorded a loss on extinguishment of debt of $3.6 million, due to a $1.9 million write-off of financing fees and $1.7 million in prepayment penalties, in connection with the repayment of the Spare Engine Facility. As of September 30, 2019, $80.2 million of borrowings were outstanding under this facility.

The Company financed certain engines on September 27, 2019 for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.25% (7.27% at September 30, 2019) and requires monthly principal and interest payments. As of September 30, 2019, $8.0 million of borrowings were outstanding under these notes.

EDC Credit Facilities. In August 2015, Mesa Airlines, as borrower, and EDC, as lender entered into a credit agreement (the "EDC 2015 Credit Facility") pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $11.0 million. The borrower's obligations under the EDC 2015 Credit Facility are unsecured and guaranteed by us. The EDC 2015 Credit Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the EDC 2015 Credit Facility, restrict our ability to: (i) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; or (ii) sell assets. The EDC 2015 Credit Facility also includes customary events of defaults, including, but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults of Mesa Airlines or of specified carriers; and (vi) termination or material adverse change in the terms of any code sharing agreement. Each note matures on the date that is five years after such note was issued. As of September 30, 2019, $2.3 million of borrowings were outstanding under this facility. As of September 30, 2019, we were in compliance with the covenants described above.

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

In January 2016, Mesa Airlines, as borrower, and EDC, as lender, entered into a credit agreement (the "EDC January 2016 Credit Facility") pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $37.0 million. The borrower's obligations under the EDC January 2016 Credit Facility are secured by the underlying equipment and guaranteed by us. The EDC January 2016 Credit Facility contains affirmative and negative covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the EDC January 2016 Credit Facility, restrict our ability to: (i) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of our assets; or (ii) sell assets. The EDC January 2016 Credit Facility also contains a financial covenant that requires us to maintain a fixed charge coverage ratio at the end of each fiscal quarter above the amount specified in the agreement. As of September 30, 2019, we were in compliance with these covenants.

The EDC January 2016 Credit Facility also includes customary events of default, including, but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults of Mesa Airlines or of specified carriers; (vi) termination or material adverse change in the terms of any code sharing agreement; and (vii) breach or termination of our agreement with StandardAero. Each note matures on the date that is three to four years after such note was issued. As of September 30, 2019, this debt has been repaid.

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

In June 2016, Mesa Airlines, as borrower, and EDC, as lender, entered into a credit agreement (the "EDC June 2016 Credit Facility") pursuant to which EDC committed to purchase notes from Mesa Airlines from time to time in the aggregate principal amount of up to $25.0 million. The borrower's obligations under the EDC June 2016 Credit Facility are unsecured and guaranteed by us. The EDC June 2016 Credit Facility contains affirmative and negative covenants and events of default that are typical in the industry for similar financings, including the requirement to maintain a consolidated interest and rental coverage ratio. Each note matures on the date that is two years after such note was issued. As of September 30, 2019, this debt has been repaid.

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

Midfirst Engine Facility. In May 2015, Mesa Airlines, as borrower, and MidFirst Bank, as lender, entered into a business loan agreement and accompanying promissory note (the "MidFirst Credit Facility") pursuant to which MidFirst Bank committed to lend to Mesa Airlines the principal amount of $8.5 million. The borrower's obligations under the MidFirst Credit Facility are guaranteed by us and are secured primarily by a lien on certain spare engines acquired with the proceeds of the MidFirst Credit Facility and related collateral. The MidFirst Credit Facility contains affirmative and negative covenants and events of default that are typical in the industry for similar financings. The promissory note matures on September 21, 2020. As of September 30, 2019, $1.7 million of borrowings were outstanding under this facility. As of September 30, 2019, we were in compliance with the covenants described above.

Funds drawn under the MidFirst Credit Facility bear interest at the rate of 5.163% per annum. Installment payments of principal must be made on the promissory note issued under this facility.

Aircraft Notes

As of September 30, 2019, we had 84 aircraft in our fleet financed with debt (collectively, the "Aircraft Notes"):

▪

In fiscal year 2007, we permanently financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.27% at September 30, 2019) and requires monthly principal and interest payments. As of September 30, 2019, we had $24.7 million outstanding under these notes.

▪

In fiscal year 2015, we permanently financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR, plus a spread ranging from 1.95% to 7.25% (3.97% to 9.27% at September 30, 2019) and requires monthly principal and interest payments. As of September 30, 2019, we had $25.1 million outstanding under these notes.

▪

In fiscal year 2015, we permanently financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments. As of September 30, 2019, we had $60.8 million outstanding under these notes.

▪

In fiscal year 2016, we financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (4.73% at September 30, 2019) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. We have imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes. As of September 30, 2019, we had $110.9 million outstanding under these notes.

▪

In fiscal year 2017, we financed 10 E-175 aircraft with $246 million in debt under an enhanced equipment trust certificate ("EETC") financing arrangement. The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments. As of September 30, 2019, we had $191.2 million outstanding under these notes.

▪

In fiscal year 2017, we financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.29% to 4.41% at September 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments. As of September 30, 2019, we had $152.9 million outstanding under these notes.

▪

In December 2017, we refinanced $41.9 million of debt on nine CRJ-900 aircraft (due between 2019 and 2022) with $74.9 million of debt, resulting in net cash proceeds to us of $30.5 million after transaction related fees. The senior notes payable of $46.9 million bear interest at three-month LIBOR plus 3.5% (5.59% at September 30, 2019). The subordinated notes payable bear interest at three-month LIBOR plus 4.5% (6.59% at September 30, 2019). The refinanced debt requires quarterly payments of principal and interest. As of September 30, 2019, we had $47.3 million outstanding under these notes.

▪

On June 27, 2018, we refinanced $16.0 million of debt on six CRJ-900 aircraft (due in 2019), with $27.5 million of debt, resulting in net cash proceeds to us of $10.4 million after transaction related fees. The notes payable bear interest at LIBOR, plus 3.50% and require quarterly payments of principal and interest. As of September 30, 2019, we had $20.1 million outstanding under these notes.

▪

On June 28, 2018, we purchased nine CRJ-900 aircraft, which were previously leased under the GECAS Lease Facility, for $76.5 million. We financed the aircraft purchase with $69.6 million in new debt and proceeds from the June 2018 aircraft refinancing. The notes payable of $69.6 million bear interest at LIBOR plus a spread ranging from 3.50% for the senior promissory notes to 7.50% for the subordinated promissory notes and require quarterly payments of principal and interest. We recorded non-cash lease termination expense of $15.1 million in connection with the lease buyouts described above. Also, as part of the transaction, we (i) received $4.5 million of future goods and services credits and $5.6 million of loan forgiveness for loans with a maturity date in 2027 from the aircraft manufacturer, and (ii) mutually agreed with GE Capital Aviation Services LLC to terminate the GE Warrant. As of September 30, 2019, we had $51.9 million outstanding under these notes.

▪

On June 14, 2019, we purchased ten CRJ-700 aircraft, which were previously leased under GECAS Lease Facility, for $70.0 million. We financed the aircraft purchase with $70.0 million in new debt. The debt bears interest at the monthly LIBOR plus 5.25% (7.27% at September 30, 2019) and requires monthly principal and interest payments. As of September 30, 2019 we had $65.6 million outstanding under these notes.

The Aircraft Notes are secured by the respective aircraft, which had a net book value of $894.3 million as of September 30, 2019. The weighted-average effective interest rate of the fixed and floating rate aircraft and equipment notes, as of September 30, 2019 and September 30, 2018, was 5.25% and 5.66%, respectively.

Maintenance Commitments

In August 2005, we entered into a ten-year agreement with AAR, for the maintenance and repair of certain of our CRJ-200, CRJ-700 and CRJ-900 aircraft. The agreement has since been amended to include a term extending through 2021, and to provide certain E-175 aircraft rotable spare parts with a term through December 2027. Under the agreements, we pay AAR a monthly access fee per aircraft for certain consigned inventory as well as a fixed "cost per flight hour" fee on a monthly basis for repairs on certain repairable parts during the term of the agreement, which fees are subject to annual adjustment based on increases in the cost of labor and component parts.

In July 2013, we entered into an engine maintenance contract with GE to perform heavy maintenance on certain CRJ-700, CRJ-900 and E-175 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with GE's spare parts catalog for engines. The engine maintenance contract extends through 2024.

In 2014, we entered into a ten-year contract with Aviall to provide maintenance and repair services on the wheels, brakes and tires of our CRJ-700 and CRJ-900 aircraft. Under the agreement, we pay Aviall a fixed "cost per landing" fee for all landings of our aircraft during the term of the agreement, which fee is subject to annual adjustment based on increases in the cost of labor and component parts.

We entered into an engine maintenance contract with StandardAero, which became effective on June 1, 2015, to perform heavy maintenance on certain CRJ-700 and CRJ-900 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with the GE's spare parts catalog for engines. The engine maintenance contract extends through 2020.

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2019, $59.9 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

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

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 2: "Summary of Significant Accounting Policies" to the consolidated financial statements.

Adoption of New Revenue Standard

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "ASC 606") using the modified retrospective method. See Note 3: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements for more information. To conform to ASC 606, the Company modified its revenue recognition policy as described below.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's condensed consolidated statements of operations. The Company recognized $219.0 million, $217.0 million and 217.6 million of lease revenue for the twelve months ended September 30, 2019, 2018 and 2017, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

Maintenance Expense

We operate under an FAA-approved continuous inspection and maintenance program. We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

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

Engine overhaul expense totaled $30.0 million, $51.2 million and $64.0 million for our fiscal years ended September 30, 2019, 2018 and 2017, respectively, of which $6.0 million, $12.3 million and $0.3, respectively, was pass-through expense. Airframe C-check expense totaled $17.2 million, $21.5 million and $22.6 million for our fiscal years ended September 30, 2019, 2018, and 2017, respectively, of which $0.4 million, $7.5 million and $4.9, respectively, was pass-through expense.

Aircraft Leases

In addition to the aircraft we receive from United under our Capacity Purchase Agreement, approximately 19% of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. See Note 3: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2020.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 12: "Income Taxes" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. See also "Management's Discussion and Analysis—Results of Operations—Income Taxes" for additional information.

For a further listing and discussion of our accounting policies, see Note 2: "Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Accounting Methodology for Stock Appreciation Rights

Our SARs and the restricted stock units granted under our Restricted Phantom Stock Units Plan ("Phantom Stock") historically were accounted for as liability compensatory awards under Accounting Standards Codification ("ASC") 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation ("ASC 718"), for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the third quarter of our fiscal 2018, we were required to change our methodology for valuing our SARs and Phantom Stock. Accordingly, our SARs and Phantom Stock were re-measured at each quarterly reporting date and were accounted for prospectively at fair value using a Black-Scholes fair value pricing model, until they were converted to restricted stock awards in connection with our IPO. We recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased our SARs and Phantom Stock liability by $2.4 million, which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An equal and offsetting change to retained earnings in the consolidated balance sheet was recorded with the revaluation. In connection with our IPO, our SARs and Phantom Stock were cancelled and exchanged for shares of restricted stock under our 2018 Equity Incentive Plan.

Emerging Growth Company Status

The JOBS Act permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of September 30, 2019, we had $572.6 million of variable rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have increased interest expense by approximately $3.0 million in our fiscal year ended September 30, 2019.

As of September 30, 2019, we had $289.3 million of fixed rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

December 16, 2019

We have served as the Company's auditor since fiscal year 2000.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$68,855	$103,311
Marketable securities	—	19,921
Restricted cash	3,646	3,823
Receivables, net	23,080	14,290
Expendable parts and supplies, net	21,337	15,658
Prepaid expenses and other current assets	40,923	40,914
Total current assets	157,841	197,917

Property and equipment, net	1,273,585	1,250,829
Intangibles, net	9,532	11,341
Lease and equipment deposits	2,167	2,598
Other assets	8,792	9,703
Total assets	$1,451,917	$1,472,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$165,900	$155,170
Accounts payable ($1,729 and $1,330 to related party)	49,930	54,307
Accrued compensation	11,988	12,208
Other accrued expenses	28,888	29,696
Total current liabilities	256,706	251,381

Long-term debt and capital leases, excluding current portion	677,423	760,177
Deferred credits ($5,751 and $7,702 to related party)	12,134	15,393
Deferred income taxes	55,303	39,797
Other noncurrent liabilities	24,483	31,173
Total noncurrent liabilities	769,343	846,540
Total liabilities	1,026,049	1,097,921
Commitments and contingencies (Note 15 and Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 31,413,287 (2019) and 23,902,903 (2018) shares issued and outstanding, and 3,600,953 (2019) and 10,614,990 (2018) warrants issued and outstanding	238,504	234,683
Retained earnings	187,364	139,784

Total stockholders' equity	425,868	374,467
Total liabilities and stockholders' equity	$1,451,917	$1,472,388

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended September 30,
	2019	2018	2017
Operating revenues:
Contract revenue ($376,506, $359,467, $354,614 from related party)	$682,834	$639,264	$618,698
Pass-through and other ($7,257, $6,628, $7,920 from related party)	40,523	42,331	24,878
Total operating revenues	723,357	681,595	643,576
Operating expenses:
Flight operations	210,879	209,065	155,516
Fuel	588	498	766
Maintenance	196,514	193,164	210,729
Aircraft rent	52,206	68,892	72,551
Aircraft and traffic servicing	3,972	3,541	3,676
General and administrative	50,527	53,647	38,996
Depreciation and amortization	77,994	65,031	61,048
Lease termination	9,540	15,109	—
Total operating expenses	602,220	608,947	543,282
Operating income	121,137	72,648	100,294
Other (expenses) income, net:
Interest expense	(55,717)	(56,867)	(46,110)
Interest income	1,501	114	32
Loss on extinguishment of debt	(3,616)	—	—
Other expense	(19)	(66)	(514)
Total other (expense), net	(57,851)	(56,819)	(46,592)
Income before taxes	63,286	15,829	53,702
Income tax expense (benefit)	15,706	(17,426)	20,874
Net income	$47,580	$33,255	$32,828
Net income per share
Basic	$1.37	$1.34	$1.41
Diluted	$1.36	$1.32	$1.40
Weighted-average common shares outstanding
Basic	34,764	24,826	23,201
Diluted	35,064	25,257	23,370

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2016	10,369,643	13,150,610	$114,211	$74,940	$189,151

Stock compensation expense	—	—	1,288	—	1,288
Repurchased shares	(228,735)	—	(1,043)	—	(1,043)
Warrants converted to common stock	919,985	(919,985)	—	—	—
Restricted shares issued	233,190	—	—	—	—
Net income	—	—	—	32,828	32,828

Balance at September 30, 2017	11,294,083	12,230,625	114,456	107,768	222,224

Stock compensation expense	—	—	1,991	—	1,991
Repurchased shares and warrants	(438,541)	(250,000)	(7,709)	—	(7,709)
Warrants converted to common stock	1,365,643	(1,365,643)	—	—	—
Restricted shares issued	1,327,700	—	11,918	—	11,918
Conversion of unvested restricted shares	—	—	2,321	—	2,321
IPO issuance	10,354,018	8	111,706	—	111,706
Cumulative effect of change in accounting principle (See note 2 and 3)	—	—	—	(1,239)	(1,239)
Net income	—	—	—	33,255	33,255

Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	5,508	—	5,508
Stock issuance costs			185		185
Repurchased shares	(205,235)		(1,872)	—	(1,872)
Warrants converted to common stock	7,014,037	(7,014,037)	—	—	—
Restricted shares issued	701,582	—		—	—
Net income	—	—	—	47,580	47,580

Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$47,580	$33,255	$32,828
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	77,994	65,031	61,048
Stock compensation expense	5,508	12,929	1,288
Deferred income taxes	15,503	(17,874)	20,515
Amortization of unfavorable lease liabilities and deferred credits	(10,839)	(11,035)	(10,626)
Amortization of debt financing costs and accretion of interest on
non-interest-bearing subordinated notes	4,203	4,606	2,689
Loss on extinguishment of debt	3,616	—	—
(Gain)/loss on disposal of assets	(5)	307	533
Provision for obsolete expendable parts and supplies	642	200	419
Loss on lease termination	9,540	15,109	—
Provision for doubtful accounts	—	—	(86)
Changes in assets and liabilities:
Receivables	(9,275)	(5,437)	530
Expendable parts and supplies	(6,310)	(744)	(3,379)
Prepaid expenses and other current assets	(713)	7,584	(17,243)
Accounts payable	12,119	2,427	(17,336)
Accrued liabilities	2,113	12,581	3,547
Net cash provided by operating activities	151,676	118,939	74,727

Cash flows used in investing activities:
Capital expenditures	(125,350)	(117,989)	(84,500)
Purchases of investment securities	(14,884)	(19,921)	—
Sales of investment securities	34,961	—	—
Proceeds from sale of rotable spare parts	—	—	18
Net returns (payments) of lease and equipment deposits	431	(653)	406
Net cash used in investing activities	(104,842)	(138,563)	(84,076)

Cash flows from financing activities:
Proceeds from long-term debt	171,658	187,703	185,912
Principal payments on long-term debt and capital leases	(244,087)	(222,153)	(152,995)
Debt financing costs	(5,680)	(5,852)	(3,377)
Debt prepayment costs	(1,672)	—	—
Proceeds from issuance of common stock	—	124,246	—
Stock issuance costs	185	(12,540)	—
Repurchase of stock	(1,871)	(4,993)	(1,043)
Net cash (used in) provided by financing activities	(81,467)	66,411	28,497

Net change in cash and cash equivalents	(34,633)	46,787	19,148
Cash and cash equivalents and restricted cash at beginning of period	107,134	60,347	41,199
Cash and cash equivalents and restricted cash at end of period (1)	$72,501	$107,134	$60,347
Supplemental cash flow information
Cash paid for interest	$53,503	$50,672	$43,798
Cash paid for income taxes - net	$419	$385	$332
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$179	$16,677	$9,533
Acquisition of capital leases	$—	$10,473	$—
(1) The following table provides a reconciliation of cash and restricted cash to amounts reported within the consolidated balance sheets:

Cash and cash equivalents	68,855	103,311	56,788
Restricted cash	3,646	3,823	3,559
Cash, cash equivalents, and restricted cash in Consolidated Statement of Cash Flows	$72,501	$107,134	$60,347

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

The Company

Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary operates as a regional air carrier, providing scheduled passenger service. As of September 30, 2019, the Company served 125 cities in 39 states, the District of Columbia, Canada, Mexico and Cuba, and operated a fleet of 145 aircraft with approximately 730 daily departures.

The Company's airline operations are conducted by its regional airline subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), providing services to major air carriers under capacity purchase agreements. Mesa Airlines operates as American Eagle under a capacity purchase agreement with American Airlines, Inc. ("American") and as United Express under a capacity purchase agreement with United Airlines, Inc. ("United"). All of the Company's consolidated contract revenues for years ended September 30, 2019, 2018 and 2017 were derived from operations associated with these two capacity purchase agreements.

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

On August 8, 2018, the Company filed its Second Amended and Restated Articles of Incorporation, which, among other things: (i) effected a 2.5-for-1 stock split of its common stock; and (ii) increased the authorized number of shares of its common and preferred stock to 125,000,000 and 5,000,000, respectively. All references to share and per share amounts in the Company's consolidated financial statements have been retrospectively revised to reflect the stock split and increase in authorized shares.

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

As part of the IPO, stock appreciation rights ("SARs") previously issued under the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan (the "SAR Plan"), which settled only in cash, were cancelled and exchanged for an aggregate of 1,266,034 shares of restricted common stock under the Company's 2018 Equity Incentive Plan (the "2018 Plan") (see note 13 "Share-Based Compensation"), of which 966,022 were fully vested upon issuance and are included in the number of shares of common stock outstanding after the IPO. Of the 966,022 fully vested shares, 314,198 shares were retained by the Company to satisfy tax withholding obligations, resulting in a net issuance of 651,824 shares. Additionally, 983,113 shares of restricted common stock were issued to certain of its employees and directors under its 2018 Plan in exchange for the cancellation of 491,915 shares of existing unvested restricted phantom stock units and 491,198 shares of restricted stock under the 2011 and 2017 Plans, respectively.

American Capacity Purchase Agreement

As of September 30, 2019, the Company operated 62 CRJ-900 aircraft for American under a capacity purchase agreement. Unless otherwise extended or amended, the capacity purchase agreement for the aircraft expires between 2021 and 2025. In exchange for providing flights and all other services under the agreement, the Company receives a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) flown during the month. In addition, the Company may also receive incentives or pay penalties based upon the Company's operational performance, including controllable on-time departure and controllable completion percentages. American also reimburses the Company for the actual amount incurred for certain items such as passenger liability and hull insurance, and aircraft property taxes. In addition, American also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and fuel. The Company also receives a monthly profit margin payment from American based on the number of aircraft operating. The capacity purchase agreement is subject to early termination for cause under specified circumstances and subject to the Company's right to cure under certain conditions. American had a 7.1% and 7.2% ownership interest in the Company, calculated on a fully-diluted basis as of September 30, 2019 and 2018, respectively. The related party amounts presented on the consolidated balance sheets and statements of operations pertain to American.

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company's right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company's sole discretion throughout its system.

In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics. The aircraft were removed on November 2, 2019.

As of August 28, 2019, the Company had failed to meet certain performance metrics under the Term Sheet (the "August Failure"), which failure gave rise to American’s right to permanently withdraw two additional aircraft from the American CPA.  In a separate agreement, American agreed to forbear from exercising its right to permanently withdraw these two aircraft.  Under the terms of such forbearance, the Company and American agreed to reset the measurement period for certain performance metrics effective as of August 29, 2019.  The parties also agreed that if the Company is out of compliance with applicable performance metrics on or after September 30, 2019, American retains the right to exercise its withdrawal rights for the August Failure by delivering 60 day prior written notice to the Company.

United Capacity Purchase Agreement

As of September 30, 2019, we operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. We also receive a minimum profit margin based upon our operational performance. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United.

Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. In July 2018, we were able to fully staff flight operations and these aircraft were placed back into service. During the temporary removal, we agreed to pay the lease costs associated with the two E-175 aircraft, which totaled $1.9 million as of September 30, 2018. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 11 prior amendments to that Agreement and extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement.  These new aircraft will be financed and owned by Mesa and operated for a period of twelve (12) years from the in-service date.  Deliveries of the new E175LL aircraft are scheduled to begin in May 2020 and be completed by December 31, 2020.  Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of seven (7) years, with Mesa continuing to operate such aircraft until they are transitioned over the period between May 2020 and December 2020. In addition, we own 18 E-175 aircraft that expire in 2028. United has a right to purchase the CRJ 700 aircraft at the then fair market value.

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

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our capacity purchase agreements.

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

All of our operating revenue in our 2019, 2018 and 2017 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.  It is currently impractical to provide certain information on our revenue from our customers for each of our services and geographic information on our revenues and long lived assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company's investments in marketable securities are deemed by management to be available-for-sale and are reported at fair market value. The Company's holdings of marketable securities as of September 30, 2019 and 2018 was $0.0 million and $19.9, respectively.

Restricted Cash

Restricted cash primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs. Restricted cash is stated at cost, which approximates fair value.

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.6 million and $3.8 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2019 and 2018, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at the lower of cost (using the first-in, first-out method) or market, and are charged to expense as they are used. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance was $2.4 million and $1.8 million as of September 30, 2019 and 2018, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized no impairment charges on property and equipment for the years ended September 30, 2019 and 2018.

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

Accounting standards include disclosure requirements relating to the fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

▪	Level 1 – Observable inputs such as quoted prices in active markets;
▪	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
▪	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Intangibles

Customer relationships are amortized using future discounted cash flows over the estimated life. In accordance with ASC 360, Property, Plant and Equipment, an intangible asset with a finite life that is being amortized is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

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

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the remaining fair value adjustment for unfavorable aircraft operating leases related to a previous bankruptcy and related accounting. This adjustment to fair value is being amortized on a straight-line basis over the remaining initial lease terms for these aircraft. During each of the years ended September 30, 2019, 2018 and 2017, the Company recorded amortization of this unfavorable lease liability of $5.7 million, $6.6 million, and $6.8 million, respectively, as a reduction of lease expense. During the year ended September 30, 2019 and 2018, the Company wrote off $0.75 million and $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), which was accounted for as lease termination expense.

Adoption of New Revenue Standard

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "ASC 606") using the modified retrospective method. See Note 3: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements for more information. To conform to ASC 606, the Company modified its revenue recognition policy as described below.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations.

The Company recognized $219.0 million, $217.0 million and $217.6 million of lease revenue for the twelve months ended September 30, 2019, 2018 and 2017, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets. The Company's total current and non-current deferred credit balances at September 30, 2019, September 30, 2018 and September 30, 2017 are $12.1 million, $15.4 million and $17.2 million respectively. The Company recognized $5.1 million, $4.4 million and $3.8 million of the deferred credits to revenue in the consolidated statements of operations during the twelve months ended September 30, 2019, 2018 and 2017, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balances at September 30, 2019, September 30, 2018 and September 30, 2017 are $3.9 million, $4.6 million and $6.1 million, respectively. Contract cost amortization was $2.4 million, $1.9 million and $1.6 million for the twelve months ended September 30, 2019, 2018 and 2017, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein the expense is recognized when the maintenance work is completed, or over the period of repair, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. The Company estimates the cost of maintenance lease return obligations and accrues such costs over the remaining lease term when the expense is probable and can be reasonably estimated.

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

Engine overhaul expense totaled $30.0 million, $51.2 million and $64.0 million for the years ended September 30, 2019, 2018 and 2017, respectively, of which $6.0 million, $12.3 million and $0.3 million was pass-through expense. Airframe check expense totaled $17.2 million, $21.5 million and $22.6 million for the years ended September 30, 2019, 2018 and 2017, respectively, of which $0.4 million, $7.5 million and $4.9 million was pass-through expense.

Pursuant to the United capacity purchase agreement, United reimburses the Company for heavy maintenance on certain E-175 aircraft. Those reimbursements are included in pass-through and other revenue. See Note 1: "Organization and Operations" for further information.

Aircraft Leases

In addition to the aircraft we receive from United under our Capacity Purchase Agreement, approximately 12% of our aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. See Note 3: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in fiscal year 2020.

Change in Accounting Policy

Stock Appreciation Rights ("SARs") and Phantom Stock historically were accounted for as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation, for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the third quarter of fiscal 2018, the Company was required to change its methodology for valuing the SARs and Phantom Stock. The SARs and Phantom Stock were re-measured at each quarterly reporting date and were accounted for prospectively at fair value using a Black-Scholes fair value pricing model until they were converted to restricted stock awards upon completion of the Company's IPO. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased the SARs and Phantom Stock liability by $2.4 million which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An equal and offsetting change to retained earnings in the consolidated balance sheet was recorded with the revaluation. Any future changes in fair value were recorded as compensation expense in the consolidated statement of operations. Upon completion of the Company's IPO the SARs and Phantom Stock were cancelled and exchanged for shares of restricted stock under our 2018 Plan.

3.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC 606 establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted this ASU using the modified retrospective method.  Under the new standard, the Company concluded that, in addition to the aircraft lease, the individual flights are distinct services and the flight services promised in the capacity purchase agreements represent a series of services that should be accounted for as a single performance obligation.  Revenue is recognized over time as the flights are completed.  The adoption of this ASU did not have an impact on recorded amounts when applied to the opening balance sheet as of October 1, 2018.  The adoption did not impact the condensed consolidated financial statements presented other than the disclosures noted in Note 2: "Summary of Significant Accounting Policies."

In August 2014, The FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Topic 205), which provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosure if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company adopted this ASU in fiscal year 2018, and the adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted.

Based on the Company's initial assessment, the adoption of Topic 842 will significantly increase the Company's assets and liabilities primarily to reflect its aircraft operating lease liability and related right-of-use asset. As of September 30, 2019, the Company had 18 leased aircraft under operating leases in its fleet. The Company also has leases for a nominal fee for 42 aircraft owned by United, spare engines and other real estate leases. The Company does not expect the adoption of the New Lease Standard to impact any of its existing debt covenants. Additionally, the Company does not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company does not anticipate the adoption of Topic 842 will have a material impact on the timing or amount of the Company's lease revenue as a lessor. The Company will adopt Topic 842 on October 1, 2019.

The Company expects to elect several of the practical expedients available under the transition provisions of Topic 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. The Company plans to elect the practical expedient which will allow aggregation of non-lease components with the related lease components when evaluating accounting treatment. Also, the Company plans to not apply Topic 842 to leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lastly, the Company currently plans to apply the modified retrospective adoption method, utilizing the simplified transition option available in Topic 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Upon adoption, the Company anticipates it will reflect a lease liability in the range of $130 to $170 million and a right-of-use asset of $120 to $180 million. Upon adoption, the right-of-use asset is expected to include prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company's September 30, 2019 balance sheet. These estimates are subject to revision based upon the Company's adoption of Topic 842 in fiscal year 2020.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), that requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective October 1, 2018 and modified the presentation to include changes in restricted cash in the Company's Consolidated Statement of Cash Flows.

4.	Concentrations

At September 30, 2019, the Company had capacity purchase agreements with American and United. All of the Company's consolidated revenue for the years ended September 30, 2019, 2018 and 2017 and accounts receivable at the end of September 30, 2019 and 2018 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements. As of September 30, 2019, we had 17 aircraft with leases extending past the term of their corresponding capacity purchase agreements which results in a significant amount of an aggregate exposure and no financing arrangements with projected negativity. We intend to continue to align the terms of our aircraft leases and financing agreements with the terms of our capacity purchase agreements in order to maintain low "tail risk."

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.0 million and $1.3 million at September 30, 2019 and 2018, respectively. If the Company's ability to collect these receivables and the financial viability of our partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 53%, 54% and 56% of the Company's total revenue for the years ended September 30, 2019, 2018 and 2017, respectively. United accounted for approximately 47%, 46% and 44% of the Company's total revenue for the years ended September 30, 2019, 2018 and 2017, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at September 30, 2019 and 2018, were as follows (in thousands):

	September 30,	September 30,
	2019	2018
Customer relationship	$43,800	$43,800
Accumulated amortization	(34,268)	(32,459)
	$9,532	$11,341

Total amortization expense recognized was approximately $1.8 million, $0.4 million and $0.4 million for the fiscal years ended September 30, 2019, 2018 and 2017. The Company expects to record amortization expense of $1.5 million, $1.2 million, $1.0 million, $0.9 million and $0.8 million for fiscal years 2020, 2021, 2022, 2023, 2024 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheet as of September 30, 2019 and 2018, consisted of the following (in thousands):

	September 30,	September 30,
	2019	2018
Expendable parts and supplies, net
Expendable parts and supplies	$25,336	$18,907
Less obsolescence and other	(3,999)	(3,249)
	$21,337	$15,658
Prepaid expenses and other current assets
Prepaid aircraft rent	$35,786	$30,267
Unutilized manufacturer credits	—	4,500
Deferred offering and reimbursed costs	2,092	1,945
Other	3,045	4,202
	$40,923	$40,914
Property and equipment—net
Aircraft and other flight equipment substantially pledged	$1,582,199	$1,502,940
Other equipment	5,122	3,721
Leasehold improvements	2,797	2,754
Vehicles	924	692
Building	699	699
Furniture and fixtures	302	287
Total property and equipment	1,592,043	1,511,093
Less accumulated depreciation	(318,458)	(260,264)
	$1,273,585	$1,250,829
Other accrued expenses
Accrued property taxes	$9,186	$6,981
Accrued interest	4,497	6,118
Accrued vacation	6,128	5,470
Accrued wheels, brakes and tires	1,513	1,452
Other	7,564	9,675
	$28,888	$29,696

Depreciation expense totaled $76.2 million, $64.6 million and $60.7 million for the years ended September 30, 2019, 2018 and 2017, respectively.

The Company recorded amortization of the unfavorable lease liability amounting to $5.7 million, $6.6 million and $6.8 million for the years ended September 30, 2019, 2018 and 2017, respectively, as a reduction to lease expense. During the year ended September 30, 2019 and 2018 the Company wrote off $0.8 million and $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), which was accounted for as lease termination expense.

7.	Fair Value Measurements

The Company did not measure any of its assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2019 and 2018.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2019 and 2018.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2019		September 30, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$858.1	$882.7	$930.2	$926.2

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.
8.	Long-Term Debt and Other Borrowings

Long-term debt as of September 30, 2019 and 2018, consisted of the following (in thousands):

	September 30,	September 30,
	2019	2018
Notes payable to financial institution, collateralized by the underlying aircraft, due 2019(1)(2)	$—	$4,428
Notes payable to financial institution, collateralized by the underlying aircraft, due 2022(3)(4)	49,795	69,340
Notes payable to financial institution, collateralized by the underlying aircraft, due 2024(5)	60,761	72,438
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2027(6)	110,912	122,591
Notes payable to secured parties, collateralized by the underlying aircraft, due 2028(7)	191,168	209,240
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2028(8)	152,945	167,269
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(16)	71,998	95,060
Notes payable to financial institution, collateralized by the underlying equipment, due 2022(9)	—	88,162
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(10)	47,309	63,403
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(11)	1,659	3,318
Notes payable to financial institution due 2020(12)	2,329	4,360
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(13)	6,962	14,971
Notes payable to financial institution due 2019(14)	—	5,896
Other obligations due to financial institution, collateralized by the underlying equipment, due 2023(15)	8,530	9,731
Notes payable to financial institution, collateralized by the underlying equipment, due 2024(17)	80,153	—
Notes payable to financial institution, collateralized by the underlying aircraft, due 2023(18)	65,625	—
Notes payable to financial institution due 2023 (19)	8,000	—
Total long-term debt	858,145	930,207
Less current portion	(165,900)	(155,170)
Less unamortized debt issuance costs	(14,822)	(14,860)

Long-term debt—excluding current portion	$677,423	$760,177

(1)

In fiscal 2005, the Company financed five CRJ-900 aircraft with $118 million in debt. The debt bears interest at the monthly London InterBank Offered Rate ("LIBOR"), plus 3% and requires monthly principal and interest payments. As of September 30, 2019, the loan has been repaid.

(2)

In fiscal 2004, the Company financed five CRJ-700 and nine CRJ 900 aircraft with $254.7 million in debt. The debt bears interest at the monthly LIBOR plus 3%  and requires monthly principal and interest payments. As of September 30, 2019, the loan has been repaid.

(3)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.270% at September 30, 2019) and requires monthly principal and interest payments.

(4)

In fiscal 2014, the Company financed 10 CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (3.970% to 9.270% at September 30, 2019) and requires monthly principal and interest payments.

(5)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5% and requires monthly principal and interest payments.
(6)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151 million bear interest at monthly LIBOR plus 2.71% (4.730% at September 30, 2019) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(7)

In fiscal 2017, the Company financed 10 E-175 aircraft with $246 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(8)

In fiscal 2017, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (4.290% to 4.410% at September 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(9)

In fiscal 2018, the Company financed certain flight equipment with $99.1 million in debt. The debt bears interest at the monthly LIBOR (rounded to the nearest 16th) plus 7.25% and requires monthly principal and interest payments. As of September 30, 2019, the loan has been repaid.

(10)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (5.590% at September 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (6.590% at September 30, 2019) and require quarterly principal and interest payments.

(11)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(12)

In fiscal 2015 and 2017, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% (5.160% at September 30, 2019) and requires quarterly principal and interest payments.

(13)

In fiscal 2017 and 2018, the Company financed certain flight equipment maintenance costs with $11.9 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 2.96% (5.020% to 5.050% at September 30, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of September 30, 2019, the Company was in compliance with this covenant.

(14)

In fiscal 2018, the Company financed certain flight equipment maintenance costs with $25.0 million in debt. The debt bears interest at the three-month LIBOR plus 3.30% and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of September 30, 2019, the loan has been repaid.

(15)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(16)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (5.590% at September 30, 2019) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three-month LIBOR plus 7.50% (9.590% at September 30, 2019) and require quarterly principal and interest payments.

(17)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (5.120% at September 30, 2019) and requires monthly principal and interest payments.

(18)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.25% (7.270% at September 30, 2019) and requires monthly principal and interest payments.

(19)

The Company financed certain flight equipment on September 27, 2019 for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.25% (7.27% at September 30, 2019) and requires monthly principal and interest payments. As of September 30, 2019 we had $8.0 million outstanding under these notes.

Principal maturities of long-term debt as of September 30, 2019, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
2020	165,900
2021	161,359
2022	152,745
2023	103,165
2024	71,033
Thereafter	203,943
$858,145

The net book value of collateralized aircraft and equipment as of September 30, 2019 was $1,203.5 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At September 30, 2019, Mesa has $191.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On January 28, 2019, the Company entered into a Term Loan Agreement (the "Term Loan") pursuant to which the lenders thereunder lent the Company term loans in the aggregate principal amount of $91.2 million.  Borrowings under the Term Loan bear interest at LIBOR plus 3.10%. This interest rate is significantly lower than the interest rate under the Company's Spare Engine Facility (defined above), which the Term Loan refinanced and replaced.  The Spare Engine Facility accrued interest at LIBOR plus 7.25%.  The Term Loan has a term of five years, with principal and interest payments due monthly over the term of the loan in accordance with an amortization schedule.  The Company recorded a loss on extinguishment of debt of $3.6 million, due to a $1.9 million write-off of financing fees and $1.7 million in prepayment penalties, in connection with the repayment of the Spare Engine Facility.

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

On September 25, 2019, the company extended the term on their $35 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

On September 27, 2019, the company financed certain flight equipment for $8.0 million in new debt. The debt of $8.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at Libor plus 5.25%.

9.	Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2019	2018	2017
Net income	$47,580	$33,255	$32,828
Basic weighted average common shares outstanding	34,764	24,826	23,201
Add: Incremental shares for:
Dilutive effect of warrants	—	116	93
Dilutive effect of restricted stock	300	315	76
Diluted weighted average common shares outstanding	35,064	25,257	23,370

Net income per common share
Basic	$1.37	$1.34	$1.41
Diluted	$1.36	$1.32	$1.40

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the years ended September 30, 2019, 2018 and 2017.

10.	Restatement

Basic and Diluted Net Income per Common Share Available to Common Shareholders:

Subsequent to the issuance of the Company's consolidated financial statements for the year ended September 30, 2018, we determined our previously issued consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  As a result, basic income per common share available to common shareholders for the years ended September 30, 2018 and 2017 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders. Since diluted shares are under the treasury stock method, diluted common share available to common shareholders were impacted by this change and have been restated.

The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders' equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Twelve Months Ended September 30, 2018
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$2.46	$1.34
Shares used in computing net income per common share available to common shareholders - Basic	13,516	24,826
Net income per common share available to common shareholders - Diluted	$1.32	$1.32
Shares used in computing net income per common share available to common shareholders - Diluted	25,171	25,257

	Twelve Months Ended September 30, 2017
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$3.01	$1.41
Shares used in computing net income per common share available to common shareholders - Basic	10,919	23,201
Net income per common share available to common shareholders - Diluted	$1.40	$1.40
Shares used in computing net income per common share available to common shareholders - Diluted	23,386	23,370

11.	Common Stock

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

In July 2018, the Company's Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following completion of the Company's IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

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

On August 14, 2018, the Company completed its IPO, in which it issued and sold 9,630,000 shares of common stock, no par value, at a public offering price of $12.00 per share (the "Firm Shares"). Additionally, in connection with the IPO, the Company granted the underwriters an option to purchase up to an additional 1,444,500 shares of common stock at the same price. On September 11, 2018, the Company closed the sale of 1,344,500 shares ("Option Shares") of its common stock, in connection with the partial exercise of the overallotment option granted to the underwriters in its IPO. Of the 1,344,500 Option Shares sold, 723,985 were purchased directly from the Company and the remaining 620,515 shares were purchased directly from the selling shareholders. The Firm Shares and Option Shares were sold to the public for a price of $12.00 per share. The aggregate gross proceeds to us from the IPO were approximately $124.2 million. We received $111.7 million in net proceeds after deducting $8.7 million of underwriting discounts and commissions and $3.6 million in offering costs.

On April 9, 2019, and pursuant to Section 4.4 of the 2018 Plan, the board of directors approved an increase in the number of shares authorized for issuance under the 2018 Plan by 1,000,000 shares of common stock resulting in a total of 3,500,000 authorized shares.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust contains restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

12.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Current
Federal	$(138)	$—	$—
State	341	465	359
	$203	$465	$359
Deferred
Federal	13,238	(17,308)	17,713
State	2,265	(583)	2,802
	$15,503	$(17,891)	$20,515
Provision (Benefit) for income taxes	$15,706	$(17,426)	$20,874

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Income tax expense at federal statutory rate	$13,290	$3,878	$18,796
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	1,785	660	1,397
Nondeductible stock compensation expenses	(21)	—	—
Permanent items	261	63	92
Change in valuation allowances	(50)	(646)	531
US Tax Cuts and Jobs Act Impact	—	(22,015)	—
162(m) Limitation	119
Impact of changing rates on deferred tax assets	484	(773)	(353)
Expired tax attributes	111	1,088	409
Other	(273)	319	2
Income tax expense (benefit)	$15,706	$(17,426)	$20,874

The Company's deferred tax assets as of September 30, 2019 and 2018 are as follows:

	Years Ended September 30,
	2019	2018
	(in thousands)
Net operating carry forwards	$106,645	$91,981
Deferred credits	1,882	2,443
Other accrued expenses	2,329	1,871
Prepaids and other	2,576	3,530
State alternative minimum tax	1	1
Other reserves and estimated losses	947	836
Operating lease	4,928	6,399
Allowance for doubtful receivables	—	905
Subtotal	$119,308	$107,966
Less: valuation allowance	(1,890)	(1,940)
Total net deferred tax assets	$117,418	$106,026

Intangibles	(2,204)	(2,613)
Property and equipment	(170,517)	(143,210)
Total deferred tax liabilities	$(172,721)	$(145,823)
Net deferred tax liability	$(55,303)	$(39,797)

The Company has federal and state income tax NOL carryforwards of $478.3 million and $228.3 million, which expire in fiscal years 2027-2037 and 2020-2039, respectively.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.9 million in fiscal year 2019 and $1.9 million in fiscal year 2018 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.  The initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. Based on the valuation of the Company's stock as of the initial public offering date, the Company does not believe any limitation on the utilization of the Company's current net operating losses would be applicable as of September 30, 2019.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended September 30,
	2019	2018	2017
	(in thousands)
Unrecognized tax benefits — October 1	$4,688	$7,547	$7,547
Gross decreases — tax positions in prior period	—	(2,859)	—
Unrecognized tax benefits — September 30	$4,688	$4,688	$7,547

The Company’s unrecognized tax benefits of $4.7 million, $4.7 million and $7.5 million as of September 30, 2019, 2018 and 2017, respectively, is included the net deferred tax assets. If recognized, the balance of the uncertain tax benefit would affect the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carry forwards.

We are subject to taxation in the United States and various states.  As of September 30, 2019, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 1999.

The Tax Cuts and Jobs Act (the "Tax Act") made broad and complex changes to the U.S. tax code that affected the Company's fiscal year ended September 30, 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate, (2) changing rules related to uses and limitations of NOL carryforwards created in tax years beginning after December 31, 2017, (3) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, and (4) altering bonus depreciation rules that will allow for full expensing of qualified property. The Tax Act reduced the federal corporate tax rate to 21% in the Company's fiscal year ended September 30, 2018 for the period beginning after December 31, 2017. For the fiscal year ended September 30, 2019, and onward, the applicable federal corporate tax rate is 21%.

The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company was required to reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 was complete. To the extent that a company's accounting for certain income tax effects of the Tax Act was incomplete, but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. If a company was not able to determine a provisional estimate to be included in the financial statements, it continued to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The one year measurement period ended during the Company's first quarter ended December 31, 2018.  As a result, the Company finalized provisional amounts originally recorded in connection with the Tax Act in the first quarter of the fiscal year ended September 30, 2019.

In connection with the Company's initial analysis of the impact of the Tax Act, it recorded a discrete net tax benefit of $22.4 million in the period ended September 30, 2018. The Company completed its accounting for the income tax effects of the Tax Act.

The Company's accounting for the Tax Act was completed as follows:

Reduction of U.S. federal corporate tax rate: The Act reduced the corporate tax rate to 21%, effective January 1, 2018. In the fourth quarter of the period ended September 30, 2018, the Company completed its analysis to determine the effect of the reduction of the U.S. federal corporate tax rate and recorded an adjustment of $0.9 million from the amount recorded in the first quarter of the 2018 fiscal year.  Consequently, the effect for the fiscal year ended September 30, 2018 was a decrease related to the Company's net deferred tax liabilities of $22.0 million, excluding the valuation allowance.  The Company also calculated an increase to its valuation allowance of $0.5 million due to the rate change.  The Company recorded a corresponding net adjustment to its deferred income tax benefit of $21.5 million for the period ended September 30, 2018 as part of its completion of the accounting for Tax Act.

For tax years beginning after December 31, 2017, the corporate AMT was repealed.  AMT credits in excess of regular tax liability are refundable in the years 2018 through 2021.  At September 30, 2018, the Company had $2.5 million of AMT credits, all of which is expected to be refunded.  The Company has classified a portion of the refund as a current receivable and a portion has been recorded as long-term receivable as of September 30, 2019.  In the first quarter of fiscal 2019, the IRS released an announcement regarding Section 53(e) which no longer subjects taxpayers to a sequestration of its AMT credit refund.  As a result, the Company reversed a tax expense of approximately $0.1 million related to an estimated sequestration accrual previously recorded during the tax year ended September 30, 2018, resulting in an income tax benefit of $0.1 million for the tax year ended September 30, 2019.

Valuation allowances: The Company determined whether the federal and state valuation allowance assessments were affected by various aspects of the Tax Act. Any corresponding determinations relating to changes in valuation allowances have, likewise, been completed with no changes identified with respect to the provisional amounts recorded.

13.	Share-Based Compensation

Restricted Stock

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following the IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances. There were 966,022 vested SARs which were cancelled, exchanged for shares of restricted common stock and issued as restricted stock upon completion of the IPO. Immediately following the IPO, 2,249,147 shares were issued to certain of its employees and directors under the 2018 Plan in exchange for the cancellation of 491,915 unvested restricted phantom stock units, 491,198 unvested restricted shares issued under the 2011 and 2017 Plans and 1,266,034 SARs (966,022 vested and 300,012 unvested).  The Company has the right to withhold shares to satisfy tax withholding obligations and the withheld shares become available for future grants. The shares are valued at grant date based upon recent share transactions. From inception of the 2011 Plan through IPO, 2,448,905 shares have been granted, 1,978,550 shares have vested and 470,355 shares have been cancelled.  From inception of the 2017 Plan, 31,255 shares have been granted, 10,412 have vested and 20,843 shares have been cancelled. In April 2019, the Company’s Board of Directors increased the number of authorized shares of common stock to management under the 2018 Plan from 2,500,000 to 3,500,000. From inception of the 2018 Plan, 2,571,073 shares have been awarded, 1,700,104 shares have vested and 22,995 shares have been cancelled.

The restricted stock activity for our years ended September 30, 2019, 2018 and 2017 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2011 and 2017 Plans	of Shares	Fair Value
Restricted shares unvested at September 30, 2016	757,328	$5.40
Granted	251,615	4.54
Vested	(233,190)	5.06
Forfeited	—	—
Restricted shares unvested at September 30, 2017	775,753	$5.22
Granted	—	—
Vested	(284,555)	5.26
Cancelled	(491,198)	5.20
Restricted shares unvested at September 30, 2018	—	$—

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2016	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Restricted shares unvested at September 30, 2017	—	$—
Exchanged Restricted Shares	491,198	5.20
Exchanged Phantom Stock	491,915	12.00
Exchanged SARs	1,266,034	12.00
Exchanged SARs vested prior to exchange	(966,022)	12.00
Vested	(32,500)	2.00
Cancelled	—	—
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	321,926	8.94
Vested	(701,582)	9.25
Cancelled	(22,995)	12.00
Restricted shares unvested at September 30, 2019	847,974	$9.56

The Company has granted restricted stock awards ("RSAs") and restricted stock units ("RSUs") as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors.  RSAs and RSUs generally vest over a period of 3 to 5 years for employees and over one year for members of the Board of Directors.  The restricted common stock underlying RSAs are deemed issued and outstanding upon grant, and carry the same voting rights of unrestricted outstanding common stock.  The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

Stock Appreciation Rights

In 2014, the Company implemented a share-based payment plan under which certain executives and directors are eligible to receive grants of SARs (the "SARs Plan"). The SARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company's common stock at the date of grant, payable in cash. The participant may exercise his or her SARs quarterly after the grant is vested but no later than 10 years after the date of grant. The SARs awards vest ratably over a three year period from the date of grant. The Company had authorized 5,000,000 shares under this plan and had granted 4,204,993 since inception of the plan. Since inception of the plan, 3,687,218 of SARs have vested and 2,088,333 of SARs have been exercised. In August 2018, upon IPO, 517,775 unvested SARs and 1,598,885 vested SARs were cancelled in exchange for 300,012 and 966,022 shares of restricted stock under the 2018 Plan, respectively.

The SARs activity for the years ended September 30, 2018 and 2017 is summarized as follows:

		Weighted-
	Number	Average
	of Shares	Fair Value
SARs unvested at September 30, 2016	2,223,333	$1.19
Granted	384,160	—
Vested	(1,460,812)	1.96
Forfeited	(6,668)	—
SARs unvested at September 30, 2017	1,140,013	—
Granted	—	—
Vested	(622,238)	—
Cancelled	(517,775)	8.69
Forfeited	—	—
SARs unvested at September 30, 2018	—	$—

Phantom Stock

On October 17, 2017, the Company implemented a share-based payment plan under which employees, officers, directors and other individuals providing services to the Company are eligible to receive grants of restricted phantom stock units ("Phantom Stock Plan"). The restricted phantom stock units ("restricted stock units" or "RSUs") provide a participant with the right to receive a cash or stock bonus based on the fair market value of a stated number of RSUs that are vested. The shares of Common Stock that may be subject to RSUs granted under the Plan shall not exceed an aggregate of 1,250,000 shares. All of the RSUs are non-vested and forfeitable as of the grant date and vest over a three-year period. Any vested RSU will be settled by the Company upon vesting but no later than March 15 of the calendar year after the date that the RSUs become vested. The Company had authorized 1,250,000 shares under this plan and had granted 536,538 since inception of the plan. Since inception of the plan, 44,623 RSUs have vested or settled. In August 2018, upon completion of our IPO, 491,915 unvested RSUs were cancelled in exchange for shares of restricted stock under the 2018 Plan.

The phantom stock activity for the years ended September 30, 2018 were summarized as follows:

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

As of September 30, 2019, there was $5.9 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the years ended September 30, 2019, 2018 and 2017 was $5.5 million, $12.9 million and $2.3 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the consolidated statements of operations.

The Company repurchased 205,235 shares of its common stock for $1.9 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2019.  During the fiscal year ended September 30, 2018, the Company repurchased 438,541 shares of its common stock for $5.0 million to cover the income tax obligation on vested employee equity awards.

14.	Employee Stock Purchase Plan

2019 ESPP

The Mesa Air Group, Inc. 2019 Employee Stock Purchase Plan (the "2019 ESPP") is a nonqualified plan that provides eligible employees of Mesa Air Group, Inc. with an opportunity to purchase Mesa Air Group, Inc. ordinary shares through payroll deductions. Under the 2019 ESPP, eligible employees may purchase Mesa Air Group, Inc. ordinary shares through the Employee Stock Purchase Plan. Under the 2019 ESPP, eligible employees may elect to contribute 1% to 15% of their eligible compensation during each semi-annual offering period to purchase Mesa Air Group, Inc. ordinary shares at a 10% discount.

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2019, we had not issued any Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.

15.	Commitments

At September 30, 2019, the Company leased 18 aircraft under non-cancelable operating leases with remaining terms of up to 4.5 years. The Company has the option to terminate certain leases at various times throughout the lease. The Company headquarters and other facility non-cancelable operating leases have remaining terms of up to 6.2 years. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $72.8 million, $85.9 million and $83.8 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Future minimum lease payments as of September 30, 2019, under non-cancelable operating leases are as follows (in thousands):

Periods Ending September 30,	Aircraft	Other	Total
2020	$44,231	$3,583	$47,814
2021	44,314	1,693	46,007
2022	29,751	1,339	31,090
2023	12,418	1,308	13,726
2024	11,849	1,336	13,185
Thereafter	—	1,368	1,368
Total	$142,563	$10,627	$153,190

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

16.	Contingencies

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

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended September 30, 2019, 2018 and 2017. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	12/31/2018	3/31/2019	6/30/2019	9/30/2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2019
Contract revenue	$170,449	$169,771	$170,366	$172,248
Total operating revenues	178,156	177,147	180,224	187,830
Operating income	39,230	34,377	17,077	30,453
Net income (loss)	19,081	13,249	3,007	12,243
Net (loss) income per share attributable to common shareholders
Basic	0.55	0.38	0.09	0.35
Diluted	0.54	0.38	0.09	0.35

	12/31/2017	3/31/2018	6/30/2018	9/30/2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2018
Contract revenue	$154,389	$156,515	$159,916	$168,444
Total operating revenues	164,684	167,640	171,739	177,532
Operating income	15,023	16,349	(508)	41,784
Net income (loss)	22,624	2,372	(11,135)	19,394
Net (loss) income per share attributable to common shareholders
Basic	0.97	0.10	(0.48)	0.66
Diluted	0.96	0.10	(0.48)	0.65

	12/31/2016	3/31/2017	6/30/2017	9/30/2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2017
Contract revenue	$155,502	$154,210	$157,411	$151,575
Total operating revenues	160,235	159,096	166,952	157,293
Operating income	20,838	20,405	36,360	22,691
Net income	6,610	5,304	15,432	5,482
Net (loss) income per share attributable to common shareholders
Basic	0.28	0.23	0.67	0.24
Diluted	0.28	0.23	0.66	0.24

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2018, we determined our previously issued condensed consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  Since diluted shares are under the treasury stock method, diluted income per common share available to common shareholders was impacted by this change.  As a result, basic and diluted income per common share available to common shareholders for the quarters ended March 31, June 30, September 30 and December 31, 2018 and 2017 and the quarter ended December 31, 2016 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders.

The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders' equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Three Months Ended December 31, 2018
	As Previously Reported	As Restated
Net income per share attributable to common shareholders
Basic	$0.80	$0.55
Diluted	$0.55	$0.54

	Three Months Ended December 31, 2017		Three Months Ended March 31, 2018		Three Months Ended June 30, 2018		Three Months Ended September 30, 2018
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss) per share attributable to common shareholders
Basic	$2.00	$0.97	$0.20	$0.10	$(0.89)	$(0.48)	$1.04	$0.66
Diluted	$0.96	$0.96	$0.10	$0.10	$(0.89)	$(0.48)	$0.65	$0.65

	Three Months Ended December 31, 2016		Three Months Ended March 31, 2017		Three Months Ended June 30, 2017		Three Months Ended September 30, 2017
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income per share attributable to common shareholders
Basic	$0.62	$0.28	$0.48	$0.23	$1.40	$0.67	$0.49	$0.24
Diluted	$0.28	$0.28	$0.23	$0.23	$0.66	$0.66	$0.23	$0.24

18.	Subsequent Events

On November 26, 2019, the Company entered into an Amended and Restated Capacity Purchase Agreement with United, which amends and restates the United Capacity Purchase Agreement, dated as of August 29, 2013 (the "Original United CPA").  The Company entered into the Amended and Restated Capacity Purchase Agreement to, among other things, incorporate the terms of the 11 prior amendments to that Agreement, as well as agree upon the terms described below.

The term of the Amended and Restated Capacity Purchase Agreement was extended through the addition of 20 new Embraer E175LL aircraft to the scope of such agreement, which aircraft will be financed and owned by the Company and operated for a period of 12 years from the in-service date.  The addition of these new aircraft increases the Company’s Embraer fleet to 80 aircraft.  Deliveries are scheduled to begin in May 2020 and be completed by December 31, 2020.  Commencing five (5) years after the actual in-service date, United has the right to remove the new E175LL aircraft from service by giving the Company 90 days or more notice, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.  In addition to adding the 20 new E175LL aircraft, the Company also extended the term of the 42 E175 aircraft leased from United for an additional five (5) years.

In connection with the new Embraer E175LL aircraft deliveries, the Company has agreed to lease its twenty (20) CRJ700 aircraft to another United Express service provider for a term of seven years. The form of lease or sublease is to be mutually agreed upon between the parties, subject to receipt of any required third party consents.  The lessee must pay the Company a specified total per month for each aircraft plus specified supplemental rent payments for maintenance. The other United Express carrier will be responsible for all obligations under the leases. However, subject to certain limits and requirements. United will be responsible for certain unmet rent obligations under the leases.  In addition, United has a right to purchase the twenty (20) CRJ700 aircraft from Mesa at fair market value before or during the lease term.

On November 25, 2019, the Company amended its agreement with American Airlines. The Company did not meet certain performance metrics during the most recent measurement period, which allows American to remove two additional aircraft from the capacity purchase agreement. American has agreed to defer the right to remove these two aircraft but has elected to remove one of two previously deferred aircraft, effective January 2, 2020.

One December 11, 2019, the Company entered into a purchase agreement with General Electric Company to purchase twenty (20) new spare CF34-8C5 engines. The Company expects to take delivery of the engines between August 2020 and December 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2019, those controls and procedures were, in design and operations, effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2019.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies. "

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

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

The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 219.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

The exhibits listed below are filed as part of this Annual Report. References under the caption "Incorporated by Reference" to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	August 14, 2018	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

10.5#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.7	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.8	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.9	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.10.1†	Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013	S-1/A	July 30, 2018	10.10.1

10.10.2†	First Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of September 12, 2014	S-1/A	July 30, 2018	10.10.2

10.10.3†	Second Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of October 2, 2015	S-1/A	July 30, 2018	10.10.3

10.10.4	Third Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 1, 2015	S-1	July 13, 2018	10.9.4

10.10.5†	Fourth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of November 13, 2015	S-1/A	July 30, 2018	10.10.5

10.10.6†	Fifth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 14, 2015	S-1/A	July 30, 2018	10.10.6

10.10.7†	Sixth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 1, 2015	S-1/A	July 30, 2018	10.10.7

10.10.8	Seventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of August 1, 2016	S-1	July 13, 2018	10.9.8

10.10.9†	Eighth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of June 6, 2016	S-1/A	July 30, 2018	10.10.9

10.10.10†	Ninth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 2017, effective as of 2017	S-1/A	July 30, 2018	10.10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.10.11†	Tenth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated May 3, 2017, effective as of January 1, 2017	S-1/A	July 30, 2018	10.10.11

10.10.12†	Eleventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated 2018, effective as of 2018	S-1/A	July 30, 2018	10.10.12

10.11.1†	Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated March 20, 2001, effective as of February 1, 2001	S-1/A	August 6, 2018	10.11.1

10.11.2	First Amendment to Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated April 27, 2001	S-1	July 13, 2018	10.10.2

10.11.3	Second Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc., dated October 24, 2002	S-1	July 13, 2018	10.10.3

10.11.4	Third Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc. and Freedom Airlines, Inc., dated January 29, 2003	S-1	July 13, 2018	10.10.4

10.11.5†	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 5, 2003	S-1/A	July 30, 2018	10.11.5

10.11.6	Fifth Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated January 28, 2005	S-1	July 13, 2018	10.10.6

10.11.7†	Sixth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated July 27, 2005	S-1/A	July 30, 2018	10.11.7

10.11.8†	Seventh Amendment to Code Share and Revenue Sharing Agreement and Settlement, Assignment and Assumption Agreement among America West Airlines, Inc., US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 10, 2007	S-1/A	July 30, 2018	10.11.8

10.11.9†	Eighth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated May 12, 2008	S-1/A	July 30, 2018	10.11.9

10.11.10†	Ninth Amendment to Code Share and Revenue Sharing Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated March 30, 2009	S-1/A	July 30, 2018	10.11.10

10.11.11†	Tenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 18, 2010	S-1/A	July 30, 2018	10.11.11

10.11.12†	Eleventh Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated July 1, 2012	S-1/A	July 30, 2018	10.11.12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.11.13†	Twelfth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated February 14, 2013	S-1/A	July 30, 2018	10.11.13

10.11.14†	Thirteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 24, 2013	S-1/A	July 30, 2018	10.11.14

10.11.15†	Fourteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated April 10, 2014	S-1/A	July 30, 2018	10.11.15

10.11.16†	Fifteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 26, 2014	S-1/A	July 30, 2018	10.11.16

10.11.17†	Sixteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated January 26, 2015	S-1/A	July 30, 2018	10.11.17

10.11.18†	Seventeenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 28, 2015	S-1/A	July 30, 2018	10.11.18

10.11.19†	Eighteenth Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc., dated March 1, 2017	S-1/A	July 30, 2018	10.11.19

10.11.20†	Nineteenth Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc., effective as of January 22, 2019				X

10.12.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.12.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.12.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.12.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.12.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018.	S-1/A	July 30, 2018	10.12.5

10.13.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13.2	Mortgage and Security Agreement Supplement No. 1 between Mesa Airlines, Inc. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.2

10.13.3	Mortgage and Security Agreement Supplement No. 2 between Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.13.4	Mortgage and Security Agreement Supplement No. 3 between Mesa Airlines, Inc. and CIT Bank, N.A., dated November 23, 2016	S-1/A	July 30, 2018	10.13.4

10.14.1	Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated December 14, 2016	DRS	May 7, 2018	10.14.1

10.14.2	Amendment No. 1 to Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated February 26, 2018	DRS	May 7, 2018	10.14.2

10.15.1	Mortgage and Security Agreement between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.1

10.15.2	Mortgage Supplement No. 1 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.2

10.15.3	Mortgage Supplement No. 2 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated February 2, 2017	DRS	May 7, 2018	10.15.3

10.15.4	Mortgage Supplement No. 3 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated July 5, 2017	DRS	May 7, 2018	10.15.4

10.15.5	Mortgage Supplement No. 4 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated September 29, 2017	DRS	May 7, 2018	10.15.5

10.15.6	Mortgage Supplement No. 5 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated March 1, 2018	DRS	May 7, 2018	10.15.6

10.16	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.17.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.17.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.17.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.18	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.19.1	Business Loan Agreement between Mesa Airlines, Inc. and MidFirst Bank, dated May 21, 2015	DRS	May 7, 2018	10.19.1

10.19.2	Promissory Note between Mesa Airlines, Inc. and MidFirst Bank, dated May 21, 2015	DRS	May 7, 2018	10.19.2

10.20.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.20.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.20.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.20.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.20.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.20.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.20.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.20.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.20.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.20.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.20.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

This certification will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

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

MESA AIR GROUP, INC.

Date: December 16, 2019	By:	/s/ Michael J. Lotz
Michael J. Lotz
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 16, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	December 16, 2019
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	President and Chief Financial Officer	December 16, 2019
Michael J. Lotz	(Principal Financial Officer)

/s/Darren L. Zapfe	Vice President, Finance	December 16, 2019
Darren L. Zapfe	(Principal Accounting Officer)

/s/Ellen N. Artist	Director	December 16, 2019
Ellen N. Artist

/s/Mitchell Gordon	Director	December 16, 2019
Mitchell Gordon

/s/Dana J. Lockhart	Director	December 16, 2019
Dana J. Lockhart

/s/Grant Lyon	Director	December 16, 2019
Grant Lyon

/s/Harvey W. Schiller	Director	December 16, 2019
Harvey W. Schiller

/s/Spyridon Skiados	Director	December 16, 2019
Spyridon Skiados