Form 10-Q
period 2019-12-31
MESA AIR GROUP INC
filed 2020-02-10
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of December 31, 2019, the registrant had 33,039,126 shares of common stock, no par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	December 31,	September 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$57,763	$68,855
Restricted cash	3,448	3,646
Receivables, net	24,121	23,080
Expendable parts and supplies, net	22,400	21,337
Prepaid expenses and other current assets	4,502	40,923
Total current assets	112,234	157,841

Property and equipment, net	1,261,267	1,273,585
Intangibles, net	9,157	9,532
Lease and equipment deposits	4,872	2,167
Operating lease right-of-use assets	146,071	—
Other assets	8,400	8,792
Total assets	$1,542,001	$1,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$166,089	$165,900
Current maturities of operating leases	37,674	—
Accounts payable	47,750	49,930
Accrued compensation	10,048	11,988
Other accrued expenses	34,350	28,888
Total current liabilities	295,911	256,706
Noncurrent liabilities:
Long-term debt and financing leases, excluding current portion	641,017	677,423
Noncurrent operating lease liabilities	95,992	—
Deferred credits	11,032	12,134
Deferred income taxes	58,506	55,303
Other noncurrent liabilities	1,352	24,483
Total noncurrent liabilities	807,899	769,343
Total liabilities	1,103,810	1,026,049
Commitments and contingencies (Note 14 and Note 15)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 33,039,126 (2020) and 31,413,287 (2019) shares issued and outstanding, 1,988,472 (2020) and 3,600,953 (2019) warrants issued and outstanding	239,783	238,504
Retained earnings	198,408	187,364
Total stockholders' equity	438,191	425,868
Total liabilities and stockholders' equity	$1,542,001	$1,451,917

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2019	2018
Operating revenues:
Contract revenue	$171,800	$170,449
Pass-through and other	12,236	7,707
Total operating revenues	184,036	178,156

Operating expenses:
Flight operations	52,644	53,245
Fuel	169	121
Maintenance	58,095	39,802
Aircraft rent	11,329	14,119
Aircraft and traffic servicing	1,064	934
General and administrative	12,996	12,214
Depreciation and amortization	20,552	18,491
Total operating expenses	156,849	138,926
Operating income	27,187	39,230
Other (expenses) income, net:
Interest expense	(12,628)	(14,842)
Interest income	58	156
Other (expense) income, net	(297)	486
Total other (expense), net	(12,867)	(14,200)
Income before taxes	14,320	25,030
Income tax expense	3,535	5,949
Net income	$10,785	$19,081
Net income per share attributable to
common shareholders
Basic	$0.31	$0.55
Diluted	$0.31	$0.54
Weighted-average common shares outstanding
Basic	35,023	34,518
Diluted	35,182	35,113

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

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Three Months Ended December 31, 2019
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868

Adoption ASU 2018-09 Stock compensation- income taxes	—	—	—	259	259
Stock compensation expense	—	—	1,320	—	1,320
Repurchased shares and warrants	(5,558)	—	(41)	—	(41)
Warrants converted to common stock	1,612,481	(1,612,481)	—	—	—
Restricted shares issued	18,916	—	—	—	—
Net income	—	—	—	10,785	10,785

Balance at December 31, 2019	33,039,126	1,988,472	$239,783	$198,408	$438,191

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$10,785	$19,081
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,552	18,491
Stock compensation expense	1,320	1,454
Deferred income taxes	3,205	5,953
Amortization of deferred credits	(1,103)	(1,188)
Unfavorable lease liabilities	—	(1,548)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	1,054	1,042
Loss (Gain) on disposal of assets	407	(1)
Provision for obsolete expendable parts and supplies	97	122
Changes in assets and liabilities:
Receivables	(1,040)	8,275
Expendable parts and supplies	(1,158)	(1,866)
Prepaid expenses and other current assets	327	(2,042)
Accounts payable	(2,336)	(2,829)
Accrued liabilities	5,791	(799)
Change in operating lease right-of- use assets	329	—
Net cash provided by operating activities	38,230	44,145

Cash flows from investing activities:
Capital expenditures	(10,124)	(26,036)
Sales of investment securities	—	4,947
Lease and equipment deposits	(2,795)	—
Returns of lease and equipment deposits	91	760
Net cash used in investing activities	(12,828)	(20,329)

Cash flows from financing activities:
Principal payments on long-term debt and financing leases	(36,467)	(38,605)
Debt financing costs	(184)	(258)
Stock issuance costs	—	157
Repurchase of stock	(41)	—
Net cash used in financing activities	(36,692)	(38,706)

Net change in cash, cash equivalents and restricted cash	(11,290)	(14,890)
Cash, cash equivalents and restricted cash at beginning of period	72,501	107,134
Cash, cash equivalents and restricted cash at end of period	$61,211	$92,244

Supplemental cash flow information
Cash paid for interest	$9,440	$12,266
Cash paid for income taxes, net	$15	$—
Operating lease payments in operating cash flows (1)	$9,534	$—
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange of lease liabilities	$142,165	$—
Supplemental non-cash investing activities
Accrued capital expenditures	$334	$5,635

See accompanying notes to these condensed consolidated financial statements.

(1)See section 14 Leases and Commitments.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 144 cities in 41 states, the District of Columbia, Canada, Mexico, Cuba, and the Bahamas. As of December 31, 2019, Mesa operated a fleet of 145 aircraft with approximately 742 daily departures and 3,600 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”).

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

American Capacity Purchase Agreement

As of December 31, 2019, the Company operated 60 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

Our American Capacity Purchase Agreement establishes minimum levels of flight operations.  In prior periods, the FAA Qualification Standards (as defined below) have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement.

Our American Capacity Purchase Agreement will terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. As of the date of this filing, we remain in discussions with American regarding the terms of extending the 32 aircraft that are due to expire in 2021 and the 20 aircraft that are due to expire in 2022 and the 7 that expire in 2025. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances including:

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

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company's right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company's sole discretion throughout its system. In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics. The aircraft were removed on November 2, 2019. On November 25, 2019, the Company amended its agreement with American Airlines. The Company did not meet certain performance metrics during the most recent measurement period, which allows American to remove two additional aircraft from the capacity purchase agreement. American has agreed to defer the right to remove these two aircraft but has elected to remove one of two previously deferred aircraft, effective January 2, 2020.  As of January 2, 2020 American has removed three (3) of the six (6) aircraft under this amendment and retains the right to permanently withdraw the remaining three (3) aircraft at any time.

United Capacity Purchase Agreement

As of December 31, 2019, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. We also receive a minimum profit margin based upon our operational performance. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

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

These condensed consolidated financial statements should be read in conjunction with, the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2019 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

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

Adoption of New Lease Standard

Effective October 1, 2019, we have adopted ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. We determine if an arrangement is a lease at inception. Our current lease activities are recorded in operating lease right-of-use (“ROU”) assets, current maturities of operating lease and noncurrent operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt and financing leases, long-term debt and financing leases, excluding current portion.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As a lessor, for our aircraft operated under our capacity purchase agreements, we have historically accounted for the non-lease component under ASC 606 and have historically accounted for the lease component under ASC 840. Under the available practical expedient, we have elected to account for the lease and non-lease components as a single component for all classes of underlying assets.  As the predominant component of the combined components are the flights services, the leases are being accounted for entirely under ASC 606. As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Aircraft Lease

In addition to the aircraft we receive from United under our United Capacity Purchase Agreement, approximately 12% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

Engine overhaul expense totaled $10.6 million and $4.1 million for the three months ended December 31, 2019, and 2018, respectively, of which $1.9 million and $1.5 million, respectively, was pass-through expense.  Airframe C-check expense totaled $7.3 million and $1.5 million for the three months ended December 31, 2019, and 2018, respectively, of which $1.2 million and $0.0 million, respectively, was pass-through expense

3.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU introduces a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The Company adopted Topic 842 effective October 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs.  In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." The Company did not elect the hindsight practical expedient. This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method on October 1, 2019.There was not adjustment to retained earnings.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s September 30, 2019 balance sheet have been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the three months ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 14, "Leases, Commitments and Contingencies," for more information.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which contains amendments that affect a wide variety of Topics in the Codification, including amendment to Subtopic 718-40, Compensation-Stock Compensation-Income Taxes, that clarifies the timing of when an entity should recognize excess tax benefits. We adopted this standard on October 1, 2019 and it did not have a material impact on our condensed consolidated financial statements.

4.	Concentrations

At December 31, 2019, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the three months ended December 31, 2019 and 2018 and accounts receivable at December 31, 2019 and September 30, 2018 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.8 million and $1.0 million at December 31, 2019 and September 30, 2019, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 51% and 53% of the Company's total revenue for the three months ended December 31, 2019 and 2018, respectively. United accounted for approximately 49% and 47% of the Company's revenue for the three months ended December 31, 2019 and 2018, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company at December 31, 2019 and September 30, 2019, were as follows (in thousands):

	December 31,	September 30,
	2019	2019
Customer relationship	$43,800	$43,800
Accumulated amortization	(34,643)	(34,268)
	$9,157	$9,532

Total amortization expense recognized was approximately $0.4 million and $0.5 million for the three months ended December 31, 2019 and 2018, respectively. The Company expects to record amortization expense of $1.1 million for the remainder of 2020, and $1.2 million, $1.0 million, $0.9 million, $0.8 million for fiscal years 2021, 2022, 2023, and 2024 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of December 31, 2019 and September 30, 2019, consisted of the following (in thousands):

	December 31,	September 30,
	2019	2019
Expendable parts and supplies, net:
Expendable parts and supplies	$26,455	$25,336
Less: obsolescence and other	(4,055)	(3,999)
	$22,400	$21,337

Prepaid expenses and other current assets:
Prepaid aircraft rent	$-	$35,786
Deferred offering and reimbursed costs	1,664	2,092
Other	2,838	3,045
	$4,502	$40,923
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,588,368	$1,582,199
Other equipment	5,122	5,122
Leasehold improvements	2,797	2,797
Vehicles	945	924
Building	699	699
Furniture and fixtures	302	302
Total property and equipment	1,598,233	1,592,043
Less: accumulated depreciation	(336,966)	(318,458)
	$1,261,267	$1,273,585

Other accrued expenses:
Accrued property taxes	$11,018	$9,186
Accrued interest	6,715	4,497
Accrued vacation	6,149	6,128
Accrued wheels, brakes and tires	3,072	1,513
Other	7,396	7,564
	$34,350	$28,888

Depreciation expense totaled approximately $20.2 million and $18.0 million for the three months ended December 31, 2019 and 2018, respectively.

Prior to the Company’s adoption of Topic 842 on October 1, 2019, the Company recorded amortization of the unfavorable lease liability of approximately $1.5 million for the three months ended December 31, 2018 as a reduction to lease expense. Upon the Company’s adoption of Topic 842, the unfavorable lease liability is now included in its ROU asset balance and amortized therein.

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	December 31, 2019		September 30, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and financing leases, including current maturities(1)	$821.8	$846.9	$858.1	$882.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt, Financing Leases and Other Borrowings

Long-term debt as of December 31, 2019 and September 30, 2019, consisted of the following (in thousands):

	December 31,	September 30,
	2019	2019
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$45,019	$49,795
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	57,867	60,761
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	107,940	110,912
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	191,168	191,168
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	149,283	152,945
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	65,984	71,998
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	43,136	47,309
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(9)	1,244	1,659
Notes payable to financial institution due 2020(10)	1,822	2,329
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	5,358	6,962
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(12)	8,162	8,530
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(13)	76,037	80,153
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(14)	61,250	65,625
Notes payable to financial institution due 2023 (15)	7,503	8,000
Revolving Credit Facility (16)	—	—
Gross long-term debt, including current maturities	821,773	858,145
Less unamortized debt issuance costs	(14,667)	(14,822)
Net long-term debt, including current maturities	807,106	843,323
Less current portion	(166,089)	(165,900)
Net long-term debt	$641,017	$677,423

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (4.16% at December 31, 2019) and requires monthly principal and interest payments.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (3.86% to 9.16% at December 31, 2019) and requires monthly principal and interest payments. In fiscal 2018, the Company repaid $40.0 million related to four CRJ-900 aircraft.

(3)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.
(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (4.62% at December 31, 2019) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(5)

In fiscal 2016, the Company financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(6)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (3.96% to 4.08% at December 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (5.26 % at December 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% (9.26% at December 31, 2019) and require quarterly principal and interest payments.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (5.26% at December 31, 2019) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (6.26% at December 31, 2019) and require quarterly principal and interest payments.

(9)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(10)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.07% (4.98% at December 31, 2019) and requires quarterly principal and interest payments.

(11)

In fiscal 2016-2019, the Company financed certain flight equipment maintenance costs with $26.1 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21% (4.69% to 4.97% at December 31, 2019) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of December 31, 2019, the Company was in compliance with this covenant.

12)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(13)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (5.01% at December 31, 2019) and requires monthly principal and interest payments.

(14)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% (6.91% at December 31, 2019) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(15)

On September 27,2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% (6.91% at December 31, 2019) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(16)

On September 25, 2019, the company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

Principal maturities of long-term debt as of December 31, 2019, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
Remainder of 2020	$166,089
2021	160,084
2022	140,139
2023	96,722
2024	62,605
Thereafter	196,134
$821,773

The net book value of collateralized aircraft and equipment as of December 31, 2019 was $1,081.0 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At December 31, 2019 Mesa has $191.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On June 14, 2019, the Company completed the purchase of ten CRJ-700 aircraft, which were previously leased under the aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”), for $70.0 million. The Company financed the aircraft purchase with $70.0 million in new debt. The notes payable of $70.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at LIBOR plus 5.0%. The Company recorded non-cash lease termination expense of $9.5 million in connection with the lease buyout (14).

On September 25, 2019, the company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

On September 27, 2019, the company financed certain flight equipment with $8.0 million in new debt. The debt of $8.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at Libor plus 5.0%(15).

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2019	2018
Net income attributable to Mesa Air Group	$10,785	$19,081
Basic weighted average common shares outstanding	35,023	34,518
Add: Incremental shares for:
Dilutive effect of restricted stock	159	595
Diluted weighted average common shares outstanding	35,182	35,113
Net income per common share attributable to Mesa Air Group:
Basic	$0.31	$0.55
Diluted	$0.31	$0.54

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three months ended December 31, 2019 and 2018.

Restatement

Basic and Diluted Net Income per Common Share Available to Common Shareholders for the Three Months Ended December 31, 2018

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2018, we determined our previously issued condensed consolidated financial statements included warrants with a nominal conversion price in diluted income per common share available to common shareholders, however, they should have been included in basic income per common share available to common shareholders.  Since diluted shares are under the treasury stock method, diluted income per common share available to common shareholders was impacted by this change.  As a result, basic and diluted income per common share available to common shareholders for the periods ended December 31, 2018 have been restated to appropriately include the warrants with a nominal conversion price in basic income per common share available to common shareholders.

The restatement adjustment did not impact our previously reported consolidated balance sheet, consolidated statements of stockholders’ equity, consolidated statements of cash flows, or net income (in thousands, except per share data).

	Three Months Ended December 31, 2018
	As Previously Reported	As Restated
Net income per common share available to common shareholders - Basic	$0.80	$0.55
Shares used in computing net income per common share available to common shareholders - Basic	23,903	34,518
Net income per common share available to common shareholders - Diluted	$0.55	$0.54
Shares used in computing net income per common share available to common shareholders - Diluted	34,821	35,113

10.	Common Stock

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

The Company's effective tax rate (ETR) from continuing operations was 24.7% for the three months ended December 31, 2019 and 23.8% for the three months ended December 31, 2018. The Company's current year effective tax rate increased compared to the prior year tax rate as a result of an increase to permanent differences between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers.  In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

The income tax provision for the three months ended December 31, 2019 results in an effective tax rate of 24.7% which differs from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, routine stock vestings and exercises, and changes in state apportionment and state statutory rates. We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2019, the Company had aggregate federal and state net operating loss carryforwards of $478.3 million and $228.3 million, respectively, which expire in 2027-2037 and 2020-2039, respectively.  Approximately $2.7 million of state net operating loss carryforwards are expiring in 2020.

12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the three months ended December 31, 2019 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	31,000	7.03
Vested	(18,916)	9.83
Forfeited	—	—
Restricted shares unvested at December 31, 2019	860,058	$9.46

As of December 31, 2019, there was $4.8 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2019 and 2018 was $1.3 million and $1.5 million, respectively.

The Company repurchased 5,403 shares of its common stock for $0.04 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the three months ended December 31, 2019.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2019, we had not issued any Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.

14.	Leases and Commitments

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $154.6 million and $141.9 million, respectively. As part of the adoption, prepaid aircraft rent, deferred rent credits and accrued aircraft rents of $35.8 million, $21.3 million and $1.8 million, respectively, were classified as a component of the Company’s ROU assets.

At December 31, 2019, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $16.8 million and $19.1 million for the three months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company’s operating lease right-of-use assets were $146.1 million, the Company’s current maturities of operating lease liabilities were $37.7 million, and the Company’s noncurrent lease liabilities were $96.0 million.

As of December 31, 2019, the Company’s operating lease payments in operating cash flows for the quarter ended December 31, 2019 is $9.5 million. The disclosure is not applicable for the quarter ended December 31, 2018 due to the method of adoption of the new leasing Standard ASC-842. (1)

The table below presents lease related terms and discount rates as of December 31, 2019:

As of December 31,2019
Weighted average remaining lease term Operating leases	4.3 years
Weighted average discount rate Operating leases	4.3%

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Operating lease cost	$16,784	$19,089	$(2,305)	(12.1)%

The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2019 (in thousands):

Periods Ending December 31,	Total Maturities
2020	$36,246
2021	44,529
2022	31,108
2023	13,772
2024	13,184
Thereafter	1,384
Less: Interest	$(9,732)
Amounts recorded in the Consolidated Balance Sheet	$130,491

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2019 (in thousands):

Periods Ending September 30,	Total Payments
2020	47,814
2021	46,007
2022	31,090
2023	13,726
2024	13,185
Thereafter	1,368
Total	$153,190

15.	Contingencies

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

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31,	September 30,	December 31,	September 30,
	2019	2019	2018	2018
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$57,763	$68,855	$88,600	$103,311
Restricted cash	3,448	3,646	3,644	3,823
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$61,211	$72,501	$92,244	$107,134

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.

17.	Subsequent Events

None.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 144 cities in 41 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of December 31, 2019, we operated a fleet of 145 aircraft with approximately 742 daily departures. We operate 60 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended December 31, 2019, approximately 55.2% of our aircraft in scheduled service were operated for United and approximately 44.8% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2019 (our "2019 fiscal year") and the three months ended December 31, 2019 was derived from operations associated with our American and United Capacity Purchase Agreements.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with our capacity purchase agreements.

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

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

We had operating income of $27.2 million in our three months ended December 31, 2019 compared to operating income of $39.2 million in our three months ended December 31, 2018.  In our three months ended December 31, 2019, we had net income of $10.8 million compared to net income of $19.1 million in our three months ended December 31, 2018.  Our operating results for the three months ended December 31, 2019 reflected an increase in contract revenue primarily related to additional flying on our E-175 fleets and an increase in pass-through and other revenues primarily due to an increase in maintenance pass-through expense.

Our maintenance expense increased primarily due to more C-check and engine heavy maintenance events due to timing of events.  Our aircraft rent decreased in the three months ended December 31, 2019 compared to the same period in 2018 mainly as a result of purchasing ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We also had an increase in depreciation expense primarily due to the purchase of ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.

Operating Revenues

	Three Months Ended December 31,
	2019	2018	Change
Operating revenues ($ in thousands):
Contract	$171,800	$170,449	$1,351	0.8%
Pass-through and other	12,236	7,707	4,529	58.8%
Total operating revenues	$184,036	$178,156	$5,880	3.3%

Operating data:
Available seat miles—ASMs (thousands)	2,735,386	2,708,899	26,487	1.0%
Block hours	115,562	115,000	562	0.5%
Revenue passenger miles—RPMs (thousands)	2,151,593	2,111,193	40,400	1.9%
Average stage length (miles)	573	578	(5)	(0.9)%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.28	¢ 6.29	¢ (0.01)	(0.2)%
Passengers	3,697,138	3,620,115	77,023	2.1%

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

"RPM" means the number of miles traveled by paying passengers.

Total operating revenue increased by $5.9 million, or 3.3%, to $184.0 million for our three months ended December 31, 2019 as compared to our three months ended December 31, 2018. Contract revenue increased by $1.4 million, or 0.8%, to $171.8 million primarily due to an increase in flying on our E-175 fleet offset by a reduction in credits given to our major airline partners based on contractual utilization levels and decrease in AA ownership revenue due to removal of four aircraft.  Our block hours flown during our three months ended December 31, 2019 increased 0.5% compared to the three months ended December 31, 2018 primarily due to increased flying on our E-175 fleet. Our pass-through and other revenue increased during our three months ended December 31, 2019 by $4.5 million, or 58.8%, to $12.2 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$52,644	$53,245	$(601)	(1.1)%
Fuel	169	121	48	39.7%
Maintenance	58,095	39,802	18,293	46.0%
Aircraft rent	11,329	14,119	(2,790)	(19.8)%
Aircraft and traffic servicing	1,064	934	130	13.9%
General and administrative	12,996	12,214	782	6.4%
Depreciation and amortization	20,552	18,491	2,061	11.1%
Total operating expenses	$156,849	$138,926	$17,923	12.9%

Operating data:
Available seat miles—ASMs (thousands)	2,735,386	2,708,899	26,487	1.0%
Block hours	115,562	115,000	562	0.5%
Average stage length (miles)	573	578	(5)	(0.9)%
Departures	62,725	61,534	1,191	1.9%

Flight Operations. Flight operations expense decreased $0.6 million, or 1.1%, to $52.6 million for our three months ended December 31, 2019 compared to the same period in 2018.  The decrease was primarily driven by a decrease in pilot training wages and related training costs, partially offset by an increase in pilot and flight attendant wages as staffing levels have improved.

Fuel. Fuel expense increased $0.05 million, or 39.7%, to $0.2 million for our three months ended December 31, 2019 compared to the same period in 2018.  The increase was primarily driven by an increase in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended December 31, 2019 and 2018 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $18.3 million, or 46.0%, to $58.1 million for our three months ended December 31, 2019 compared to the same period in 2018. This increase was primarily driven by an increase in engine overhaul expense, c-check expense, and labor and other expense.  Total pass-through maintenance expenses reimbursed by our major airline partners increased by $3.5 million during our three months ended December 31, 2019.

The following table presents information regarding our maintenance costs during our three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019	2018	Change
Engine overhaul	$8,751	$2,621	$6,130	233.9%
Pass-through engine overhaul	1,851	1,541	310	20.1%
C-check	6,051	1,511	4,540	300.5%
Pass-through C-check	1,220	—	1,220	100.0%
Component contracts	9,687	9,196	491	5.3%
Rotable and expendable parts	7,405	7,184	221	3.1%
Other pass-through	4,337	2,368	1,969	83.2%
Labor and other	18,793	15,381	3,412	22.2%
Total	$58,095	$39,802	$18,293	46.0%

Aircraft Rent. Aircraft rent expense decreased $2.8 million, or 19.8%, to $11.3 million for our three months ended December 31, 2019 compared to the same period in 2018. The decrease is attributable to a $3.9 million decrease in aircraft lease expense as a result of purchasing ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility in June 2019, offset by a $1.1 million increase in engine rent due to leasing additional engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.1 million, or 13.9%, to $1.1 million for our three months ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in interrupted trip expense, offset partially by pass-through regulatory charges. For our three months ended December 31, 2019 and 2018, 42.2% and 53.4%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $0.8 million, or 6.4%, to $13.0 million for our three months ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in pass-through insurance expenses. For our three months ended December 31, 2019 and 2018, $4.4 million and $3.1 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 11.1%, to $20.6 million for our three months ended December 31, 2019 compared to the same period in 2018. The increase is primarily attributable to an increase in depreciation expense related to the purchase of ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of spare engines and rotable inventory, partially offset by a decrease in aircraft enhancement depreciation.

Other Expense

Other expense decreased $1.3 million, or 9.4%, to $12.9 million for our three months ended December 31, 2019, compared to the same period in 2018. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our new Spare Engine Facility and a decrease in outstanding aircraft principal balances. Additionally, our loss on disposal increased in the three months ended December 31, 2019, compared to the same period in 2018.

Income Taxes

The Company’s effective tax rate (ETR) from continuing operations was 24.7% for the three months ended December 31, 2019 and 23.8% for the three months ended December 31, 2018. The Company's current year effective tax rate increased compared to the prior year tax rate as a result of an increase to permanent differences between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers. In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

The income tax provision for the three months ended December 31, 2019 results in an effective tax rate of 24.7% which differs from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, routine stock vestings and exercises, and changes in state apportionment and state statutory rates.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2019, we had aggregate federal and state net operating loss carryforwards of $478.3 million and $228.3 million, respectively, which expire in 2027-2037 and 2020-2039, respectively.  Approximately $2.7 million of state net operating loss carryforwards are expected to expire in 2020.

EBITDA and EBITDAR

The following table presents a reconciliation of net income to estimated EBITDA and EBITDAR for the period presented (in thousands):

	Three Months Ended December 31,
	2019	2018
Reconciliation:
Net income	$10,785	$19,081
Income tax expense	3,535	5,949
Income before taxes	14,320	25,030

Interest expense	12,628	14,842
Interest income	(58)	(156)
Depreciation and amortization	20,552	18,491
EBITDA	$47,442	$58,207
Aircraft rent	11,329	14,119
EBITDAR	$58,771	$72,326

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our credit and guaranty agreement (the "CIT Revolving Credit Facility") pursuant to which the CIT Lenders committed to lend to Mesa Airlines and Mesa Air Group—Airline Inventory Management, LLC, ("MAG-AIM") revolving loans in the aggregate principal amount of up to $35.0 million, which remains available until the facility matures on August 12, 2022.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for three months ending December 31,2019 is approximately 4.6% which is higher compared to our historical expense of approximately 1.2% to 1.5% of annual revenues due to expenses incurred related to aircraft enhancements. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2019, our principal sources of liquidity were cash and cash equivalents of $57.8 million. In addition, we had restricted cash of $3.4 million as of December 31, 2019. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Primary uses of liquidity are capital expenditures, and debt repayments. As of December 31, 2019, we had $164.1 million of short-term debt, excluding financing leases, and $641.0 million of long-term debt excluding financing leases.

Sources of cash for the three months ended December 31, 2019 were primarily cash flows from operations of $38.2 million. This positive cash flow was primarily driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of December 31, 2019, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.5 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$38,230	$44,145
Net cash used in investing activities	(12,828)	(20,329)
Net cash used in by financing activities	(36,692)	(38,706)
Net decrease in cash and cash equivalents	(11,290)	(14,890)
Cash and cash equivalents at beginning of period	72,501	107,134
Cash and cash equivalents at end of period	$61,211	$92,244

Net Cash Flow Provided By Operating Activities

During our three months ended December 31, 2019, cash flow provided by operating activities of $38.2 million. We had net income of $10.8 million adjusted for the following significant non-cash items: depreciation and amortization of $20.6 million, stock-based compensation of $1.3 million, deferred income taxes of $3.2 million, amortization of deferred credits of $(1.1) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $1.1 million, $0.4 million loss on disposal of assets and $0.1 million provision of obsolete expendable parts and supplies. We had a net change of $1.9 million within other net operating assets and liabilities largely driven by an increase in accrued liability during our three months ended December 31, 2019.

Net Cash Flows Used In Investing Activities

During our three months ended December 31, 2019, net cash flow used in investing activities totaled $(12.8) million. We invested $2.8 million in two spare engines, $5.0 million in aircraft improvements, $4.5 million in inventory, and $0.6 million in miscellaneous projects.

Net Cash Flows Used In Financing Activities

During our three months ended December, 2019, net cash flow used in financing activities was $(36.7) million. We made $36.5 million of principal repayments on long-term debt during the period. We incurred $0.2 million of costs related to debt financing and $0.04 million of costs related to the repurchase of shares of our common stock.

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

As of December 31, 2019, we had $540.2 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.7 million in the three months ended December 31, 2019.

As of December 31, 2019, we had $285.2 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, the Company adopted Accounting Standards Update No. 2016-02 “Leases (Topic 842).” The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1**	Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc., dated as of November 25, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MESA AIR GROUP, INC.

Date: February 10, 2020	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)