Form 10-Q
period 2020-03-31
MESA AIR GROUP INC
filed 2020-05-11
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the registrant had 35,194,902 shares of common stock, no par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as "may", "should", "expects", "might", "plans", "anticipates", "could", "intends", "target", "projects", "contemplates", "believes", "estimates", "predicts", "potential", "seek", "would", "continue", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

▪	public health epidemics or pandemics such as COVID-19;
▪

severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business’ and governments’ responses to the pandemic on our operations and personnel, and on demand for air travel;

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

▪	direct operation of regional jets by our major airline partners;
▪	the financial strength of our major airline partners and their ability to successfully manage their businesses through the unprecedented decline in air travel attributable to the COVID-19 pandemic;
▪	limitations on our ability to expand regional flying within the flight systems of our major airline partners' and those of other major airlines;
▪	our significant amount of debt and other contractual obligations;
▪	our compliance with ongoing financial covenants under our credit facilities; and
▪	our ability to keep costs low and execute our growth strategies.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$52,399	$68,855
Restricted cash	3,441	3,646
Receivables, net	14,182	23,080
Expendable parts and supplies, net	22,378	21,337
Prepaid expenses and other current assets	5,911	40,923
Total current assets	98,311	157,841

Property and equipment, net	1,242,797	1,273,585
Intangibles, net	8,782	9,532
Lease and equipment deposits	13,973	2,167
Operating lease right-of-use assets	140,753	—
Other assets	7,124	8,792
Total assets	$1,511,740	$1,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$168,171	$165,900
Current maturities of operating leases	43,648	—
Accounts payable	49,246	49,930
Accrued compensation	12,406	11,988
Other accrued expenses	27,138	28,888
Total current liabilities	300,609	256,706
Noncurrent liabilities:
Long-term debt and financing leases, excluding current portion	619,793	677,423
Noncurrent operating lease liabilities	78,698	—
Deferred credits	10,242	12,134
Deferred income taxes	59,791	55,303
Other noncurrent liabilities	1,255	24,483
Total noncurrent liabilities	769,779	769,343
Total liabilities	1,070,388	1,026,049
Commitments and contingencies (Note 14 and Note 15)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,194,902 (2020) and 31,413,287 (2019) shares issued and outstanding, 0 (2020) and 3,600,953 (2019) warrants issued and outstanding	241,059	238,504
Retained earnings	200,293	187,364
Total stockholders' equity	441,352	425,868
Total liabilities and stockholders' equity	$1,511,740	$1,451,917

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Operating revenues:
Contract revenue	$165,781	$169,771	$337,580	$340,220
Pass-through and other	14,115	7,376	26,351	15,083
Total operating revenues	179,896	177,147	363,931	355,303

Operating expenses:
Flight operations	52,891	49,366	105,535	102,611
Fuel	188	101	358	222
Maintenance	64,335	45,380	122,430	85,182
Aircraft rent	12,285	14,110	23,614	28,229
Aircraft and traffic servicing	1,336	1,065	2,400	1,999
General and administrative	14,500	13,472	27,496	25,686
Depreciation and amortization	20,469	19,276	41,021	37,767
Total operating expenses	166,004	142,770	322,854	281,696
Operating income	13,892	34,377	41,077	73,607
Other (expenses) income, net:
Interest expense	(11,673)	(13,772)	(24,300)	(28,614)
Interest income	36	299	94	455
Loss on extinguishment of debt	-	(3,616)	-	(3,616)
Other (expense) income, net	937	47	641	533
Total other (expense), net	(10,700)	(17,042)	(23,565)	(31,242)
Income before taxes	3,192	17,335	17,512	42,365
Income tax expense	1,307	4,086	4,842	10,035
Net income	$1,885	$13,249	$12,670	$32,330
Net income per share attributable to
common shareholders
Basic	$0.05	$0.38	$0.36	$0.93
Diluted	$0.05	$0.38	$0.36	$0.92
Weighted-average common shares outstanding
Basic	35,141	34,699	35,082	34,607
Diluted	35,265	34,962	35,220	35,041

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2019
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	1,454	—	1,454
Stock issuance costs	—	—	157	—	157
Net income	—	—	—	19,081	19,081

Balance at December 31, 2018	23,902,903	10,614,990	$236,294	$158,865	$395,159

Stock compensation expense	—	—	$1,298	—	$1,298
Repurchased shares	(52,967)	—	(449)	—	(449)
Stock issuance costs	—	—	28	—	28
Warrants converted to common stock	3,834,693	(3,834,693)	—	—	—
Restricted shares issued	284,846	—	—	—	—
Net Income	—	—	—	13,249	13,249

Balance at March 31, 2019	27,969,475	6,780,297	$237,171	$172,114	$409,285

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2020
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868

Adoption ASU 2018-09 Stock compensation- income taxes	—	—	—	259	259
Stock compensation expense	—	—	1,320	—	1,320
Repurchased shares and warrants	(5,558)	—	(41)	—	(41)
Warrants converted to common stock	1,612,481	(1,612,481)	—	—	—
Restricted shares issued	18,916	—	—	—	—
Net income	—	—	—	10,785	10,785

Balance at December 31, 2019	33,039,126	1,988,472	$239,783	$198,408	$438,191

Stock compensation expense	—	—	1,193	—	1,193
Repurchased shares and warrants	(18,244)	—	(160)	—	(160)
Warrants converted to common stock	1,988,472	(1,988,472)	—	—	—
Restricted shares issued	141,614	—	—	—	—
Employee share purchases	43,934	—	243	—	243
Net income	—	—	—	1,885	1,885

Balance at March 31, 2020	35,194,902	—	$241,059	$200,293	$441,352

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,670	$32,330
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	41,021	37,767
Stock compensation expense	2,513	2,752
Deferred income taxes	4,490	10,039
Amortization of deferred credits	(2,041)	(2,575)
Unfavorable lease liabilities	—	(3,095)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	2,149	2,000
Loss on extinguishment of debt	—	3,616
Loss (Gain) on disposal of assets	514	(33)
Provision for obsolete expendable parts and supplies	306	319
Changes in assets and liabilities:
Receivables	9,019	1,734
Expendable parts and supplies	(1,382)	(3,890)
Prepaid expenses and other current assets	97	(7,244)
Accounts payable	(602)	(3,451)
Accrued liabilities	2,122	(499)
Change in operating lease right-of-use assets	(5,674)	—
Net cash provided by operating activities	65,202	69,770

Cash flows from investing activities:
Capital expenditures	(12,968)	(34,250)
Sales of investment securities	—	20,077
Lease and equipment deposits	(13,804)	(7,296)
Returns of lease and equipment deposits	1,999	2,978
Net cash used in investing activities	(24,773)	(18,491)

Cash flows from financing activities:
Proceeds from long-term debt	23,000	91,200
Principal payments on long-term debt and financing leases	(79,395)	(163,748)
Debt financing costs	(494)	(2,540)
Debt prepayment costs	—	(1,672)
Stock issuance costs	—	185
Repurchase of stock	(201)	(449)
Net cash used in financing activities	(57,090)	(77,024)

Net change in cash, cash equivalents and restricted cash	(16,661)	(25,745)
Cash, cash equivalents and restricted cash at beginning of period	72,501	107,134
Cash, cash equivalents and restricted cash at end of period	$55,840	$81,389

Supplemental cash flow information
Cash paid for interest	$22,402	$27,937
Cash paid for income taxes, net	$45	$51
Operating lease payments in operating cash flows (1)	$26,240	$—
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange of lease liabilities	$145,627	$—
Supplemental non-cash investing activities
Accrued capital expenditures	$98	$6,345

See accompanying notes to these condensed consolidated financial statements.
(1)See section 14 Leased and Commitments.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 135 cities in 39 states, the District of Columbia, Canada, Mexico, Cuba, and the Bahamas. As of March 31, 2020, Mesa operated a fleet of 145 aircraft with approximately 662 daily departures and 3,600 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”).

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. The length and severity of the reduction in demand due to the pandemic is uncertain. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. We expect the adverse impact to grow in the June 2020 quarter. While we are planning for a modest demand recovery beginning in the September 2020 quarter, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of our revenue is fixed due to the structure of our capacity purchase agreements, the impact to Mesa will be partially mitigated or offset. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While the fixed revenue remains mostly unchanged, the variable revenue based on number of block hours has been significantly reduced in the last few weeks in March and we may experience further reductions. The initiatives and measures put in place to limit the spread of the virus has and will continue to have a materially adverse impact on our business. The Company further reports that, beginning in March 2020, it has experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus.  As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated 10,297 block hours in April 2020, a 72.4% drop from April 2019. The Company also anticipates similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021.

In response to these developments, our major partners and the Company have implemented measures to focus on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•Increasing the scope of cleaning and sanitization of aircraft both while remaining overnight and on turn flights. Both on our own, and in coordination with our codeshare partners, we have taken steps to ensure that high touch areas used by both employees and customers are routinely and comprehensively cleaned and disinfected to prevent transmission of the virus on surfaces. To assist our crewmembers in keeping the aircraft clean and disinfected, we have increased the supply of sanitizing wipes onboard.

•In coordination with our codeshare partners, social distancing methods onboard have been implemented comprised of seat-blocking to encourage additional space between passengers and our Inflight teams help to encourage passenger spacing onboard.

        •We have provided, and continue to resupply, our employees with Personal Protective Equipment (PPE) consisting of gloves and face coverings for use whenever social distancing cannot be maintained or when working with our customers. In addition, at various locations, we have coordinated with our codeshare partners to conduct temperature checks of employees reporting for duty. In those locations where this is not yet established, crewmembers have been directed to self-monitor their temperature before reporting for duty and twice daily.

•Based on recommendations from the Centers for Disease Control (CDC), we have increased facility cleaning and disinfection protocols at all of our facilities and have implemented social distancing measures including telecommuting for many of our Corporate personnel and methods to increase physical distance between workers who remain working at our Corporate facilities

•Established protocols for employees who are positive for, or suspected of, COVID-19 to ensure that they have the necessary time off. Additionally, we have implemented protocols to ensure that proper notification is made to any affected employees. Protocols have also been put into place for the immediate disinfection of any affected aircraft above and beyond routine cleaning and disinfection protocols.

Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:

▪	Reducing employee-related costs, including:
▪	Offering voluntary short-term unpaid leaves to all employees.
▪	Compensation reductions for Executive level employees.
▪	Instituting a company-wide hiring freeze.
▪	Delaying non-essential heavy maintenance expense and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. As of March 31, 2020, our cash and cash equivalents balance was $52.4 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Reducing planned heavy engine and airframe maintenance events by approximately $3.7 million in the current fiscal year.
▪	Working with major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.
▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.
▪

In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received the first installment of $30.8 million in April 2020 and the remaining $61.6 million is scheduled to be paid to Mesa in four equal payments from June to September 2020.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have submitted an application for a loan under the loan program of $184 million for working capital, $568 million for financing new equipment and $252 million for financing existing equipment and are awaiting the outcome of the application process.

American Capacity Purchase Agreement

As of March 31, 2020, the Company operated 59 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

Our American Capacity Purchase Agreement establishes utilization credits which are required to be paid if the Company does not operate at minimum levels of flight operations.  In prior periods, the FAA Qualification Standards (as defined below) have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we have issued credits to American pursuant to the terms of our American Capacity Purchase Agreement.

Our American Capacity Purchase Agreement will terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. As of the date of this filing, we remain in discussions with American regarding the terms of extending the 30 aircraft that are due to expire in 2021 and the 19 aircraft that are due to expire in 2022 and the 7 aircraft that expire in 2025. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances including:

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

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company's right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company's sole discretion throughout its system. In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics. The aircraft were removed on November 2, 2019. On November 25, 2019, the Company amended its agreement with American Airlines. The Company did not meet certain performance metrics during the then most recent measurement period, which would have allowed American to remove two additional aircraft from the capacity purchase agreement. American had agreed to defer the right to remove these two aircraft but subsequently elected to remove one of the two previously deferred aircraft, effective January 2, 2020.  As of January 2, 2020 American had removed three (3) of the six (6) aircraft under the January 31st amendment.

On April 3, 2020, the Company received a new withdrawal notice from American seeking to permanently withdraw three aircraft from the American Capacity Purchase Agreement. Two of the aircraft will be withdrawn effective May 19, 2020 and the third aircraft will be withdrawn effective June 1, 2020. The withdrawal of these three aircraft stems from withdrawal rights that American previously asserted were triggered in September 2019 and November 2019. At such time, American refrained from exercising such withdrawal rights, however, reserved the right to withdraw the three aircraft at a later date under certain circumstances.  In light of the rapid grounding of aircraft caused by the COVID-19 virus, the overall reduction in demand for air travel, and the need to reduce capacity, American elected to remove such aircraft now.

Following the removal of the three aircraft referenced above, the Company will continue to operate 56 CRJ-900 aircraft under the American CPA.

United Capacity Purchase Agreement

As of March 31, 2020, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. We also receive a minimum profit margin based upon our operational performance. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 11 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement.  These new aircraft will be financed and owned by us and operated for a period of twelve (12) years from the in-service date.  Deliveries of the new E175LL aircraft are scheduled to begin in May 2020 and be completed by December 31, 2020. In March 2020, the deliveries of the new E175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021. Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned. United has a right to purchase the CRJ 700 aircraft at the then fair market value. In addition, we own 18 E-175 aircraft that expire in 2028.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at March 31, 2020 and September 30, 2019 are $10.2 million and $12.1 million, respectively. The Company recognized $0.9 million and $1.4 million of the deferred credits to revenue in the condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019, respectively, and $2.0 million and $2.6 million during the six months ended March 31, 2020 and 2019, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at March 31, 2020 and September 30, 2019 are $2.8 million and $3.9 million, respectively. Contract cost amortization was $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $0.9 million and $1.0 million for the six months ended March 31, 2020 and 2019, respectively.

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

Engine overhaul expense totaled $14.5 million and $5.2 million for the three months ended March 31, 2020, and 2019, respectively, of which $0.7 million and $(0.4) million, respectively, was pass-through expense. Engine overhaul expense totaled $25.1 million and $9.4 million for the six months ended March 31, 2020, and 2019, respectively, of which $2.6 million and $1.2 million, respectively, was pass-through expense.  Airframe C-check expense totaled $10.5 million and $4.7 million for the three months ended March 31, 2020, and 2019, respectively, of which $3.9 million and $0.0 million, respectively, was pass-through expense. Airframe C-check expense totaled $17.8 million and $6.2 million for the six months ended March 31, 2020, and 2019, respectively, of which $5.1 million and $0.0 million, respectively, was pass-through expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The Company adopted Topic 842 effective October 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs.  In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." The Company did not elect the hindsight practical expedient. This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method on October 1, 2019.There was no adjustment to retained earnings.

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

At March 31, 2020, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the six months ended March 31, 2020 and 2019 and accounts receivable at March 31, 2020 and September 30, 2019 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $2.8 million and $1.0 million at March 31, 2020 and September 30, 2019, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 51% and 55% of the Company's total revenue for the three months ended March 31, 2020 and 2019, respectively, and 51 % and 54 % for the six months ended March 31, 2020 and 2019. United accounted for approximately 49% and 45% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively, and 49% and 46% for the six months ended March 31, 2020 and 2019. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

The Company monitors for any indicators of impairment of the intangible assets. When certain conditions or changes in the economic situation such as the current environment brought by COVID-19 exist, the assets may be impaired and the carrying amount of the assets exceed its fair value. The assets need to be tested for recoverability of carrying amount.

We determined that our reduced flying schedules and cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we quantitatively assessed whether it was more likely than not that the intangible assets we hold have been impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) current discount rates, (3) changes to the regulatory environment and (4) the nature and amount of government support that will be provided.

Based on our carrying amount recoverability test, we have concluded that our finite-lived intangible assets are not impaired as of March 31, 2020. Given the uncertain future amid COVID-19, we will conduct additional tests in 3rd quarter 2020.

Information about the intangible assets of the Company at March 31, 2020 and September 30, 2019, were as follows (in thousands):

	March 31,	September 30,
	2020	2019
Customer relationship	$43,800	$43,800
Accumulated amortization	(35,018)	(34,268)
	$8,782	$9,532

Total amortization expense recognized was approximately $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $0.7 million and $0.9 million for the six months ended March 31, 2020 and 2019 respectively. The Company expects to record amortization expense of $0.7 million for the remainder of 2020, and $1.2 million, $1.0 million, $0.9 million, $0.8 million for fiscal years 2021, 2022, 2023, and 2024 respectively.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of March 31, 2020 and September 30, 2019, consisted of the following (in thousands):

	March 31,	September 30,
	2020	2019
Expendable parts and supplies, net:
Expendable parts and supplies	$26,527	$25,336
Less: obsolescence and other	(4,149)	(3,999)
	$22,378	$21,337

Prepaid expenses and other current assets:
Prepaid aircraft rent	$-	$35,786
Deferred offering and reimbursed costs	1,514	2,092
Other	4,397	3,045
	$5,911	$40,923
Property and equipment, net:
Aircraft and other flight equipment	$1,588,462	$1,582,199
Other equipment	5,122	5,122
Leasehold improvements	2,797	2,797
Vehicles	962	924
Building	699	699
Furniture and fixtures	302	302
Total property and equipment	1,598,344	1,592,043
Less: accumulated depreciation	(355,547)	(318,458)
	$1,242,797	$1,273,585

Other accrued expenses:
Accrued property taxes	$5,707	$9,186
Accrued interest	4,488	4,497
Accrued vacation	5,538	6,128
Accrued wheels, brakes and tires	2,705	1,513
Other	8,700	7,564
	$27,138	$28,888

The Company monitors for any indicators of impairment of the long-lived fixed assets. When certain conditions or changes in the economic situation such as the current environment brought by COVID-19 exist, the assets may be impaired and the carrying amount of the assets exceed its fair value. The assets need to be tested for recoverability of carrying amount.

        To determine whether impairments exist, we group assets at the Capacity Purchase Agreement and fleet-type level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase arrangements, block hours, maintenance events, labor costs and other relevant factors. Due to our reduced flying schedules and projections of future cash flows, we evaluated each of our fleets to determine if any of the fleets are impaired.

        Based on our carrying amount recoverability test, we have concluded that no fleet was impaired as of March 31, 2020 as the future cash flows exceeded the carrying value of our long-lived fixed assets. Given the uncertain future amid COVID-19, we will conduct additional tests in 3rd quarter 2020.

Depreciation expense totaled approximately $20.1 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively, and $40.3 million and $36.9 million for the six months ended March 31, 2020 and 2019, respectively.

Prior to the Company’s adoption of Topic 842 on October 1, 2019, the Company recorded amortization of the unfavorable lease liability of approximately $1.5 million for the three months ended March 31, 2019 as a reduction to lease expense. Upon the Company’s adoption of Topic 842, the unfavorable lease liability is now included in its ROU asset balance and amortized therein.

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	March 31, 2020		September 30, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and financing leases, including current maturities(1)	$802.0	$815.5	$858.1	$882.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt, Financing Leases and Other Borrowings

Long-term debt as of March 31, 2020 and September 30, 2019, consisted of the following (in thousands):

	March 31,	September 30,
	2020	2019
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$41,472	$49,795
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	55,674	60,761
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	105,540	110,912
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	181,776	191,168
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	145,592	152,945
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	59,868	71,998
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	38,903	47,309
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(9)	829	1,659
Notes payable to financial institution due 2020(10)	1,523	2,329
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	4,182	6,962
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(12)	7,904	8,530
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(13)	71,865	80,153
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(14)	56,875	65,625
Notes payable to financial institution due 2023 (15)	7,000	8,000
Working capital draw loan, used to cover operational needs (16)	23,000	—
Gross long-term debt, including current maturities	802,003	858,145
Less unamortized debt issuance costs	(14,039)	(14,822)
Net long-term debt, including current maturities	787,964	843,323
Less current portion	(168,171)	(165,900)
Net long-term debt	$619,793	$677,423

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (3.24% at March 31, 2020) and requires monthly principal and interest payments.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (2.94% to 8.24% at March 31, 2020) and requires monthly principal and interest payments. In fiscal 2018, the Company repaid $40.0 million related to four CRJ-900 aircraft.

(3)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.
(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (3.7% at March 31, 2020) and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(5)

In fiscal 2016, the Company financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(6)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (3.65% to 3.77% at March 31, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (4.95 % at March 31, 2020) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% (8.95% at March 31, 2020) and require quarterly principal and interest payments.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (4.95% at March 31, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (5.95% at March 31, 2020) and require quarterly principal and interest payments.

(9)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(10)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% (4.52% at March 31, 2020) and requires quarterly principal and interest payments.

(11)

In fiscal 2016-2019, the Company financed certain flight equipment maintenance costs with $26.1 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21% (4.38% to 4.66% at March 31, 2020) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of March 31, 2020, the Company was in compliance with this covenant.

12)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(13)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (4.09% at March 31, 2020) and requires monthly principal and interest payments.

(14)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% (5.99% at March 31, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(15)

On September 27,2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% (5.99% at March 31, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(16)

On September 25, 2019, the company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 5.24%. In 2nd quarter, 2020, $23.0 million was drawn to cover operational needs.

Principal maturities of long-term debt as of March 31, 2020, and for each of the next five years are as follows (in thousands):

Periods Ending March 31,	Total Principal
Remainder of 2020	$168,170
2021	160,080
2022	149,834
2023	89,635
2024	58,131
Thereafter	176,153
$802,003

The net book value of collateralized aircraft and equipment as of March 31, 2020 was $1,168.0 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At March 31, 2020 Mesa has $181.8 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On September 25, 2019, the Company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 5.24%. In 2nd quarter, 2020, $23.0 million was drawn to cover operational needs.

On September 27, 2019, the Company financed certain flight equipment with $8.0 million in new debt. The debt of $8.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at Libor plus 5.0%.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Mesa Air Group	$1,885	$13,249	$12,670	$32,330
Basic weighted average common shares outstanding	35,141	34,699	35,082	34,607
Add: Incremental shares for:
Dilutive effect of restricted stock	124	263	138	434
Diluted weighted average common shares outstanding	35,265	34,962	35,220	35,041
Net income per common share attributable to Mesa Air Group:
Basic	$0.05	$0.38	$0.36	$0.93
Diluted	$0.05	$0.38	$0.36	$0.92

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2020 and 2019.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Certain persons who are not U.S. citizens currently hold outstanding warrants to purchase shares of the Company's common stock. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). As of March 31, 2020 all the outstanding warrants were converted to common shares.

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

The Company’s effective tax rate (ETR) from continuing operations was 40.9% and 27.6% for the three months and six months ended March 31, 2020, respectively, and 23.6% and 23.7% for the three months and six months ended March 31, 2019, respectively. The Company's ETR during the three months and six months ended March 31, 2020 was different from the federal statutory rate of 21% as a result of the vesting and exercise of stock compensation, state taxes, and changes in valuation allowance against state net operating losses, as well as differences between the book and tax deductions associated with meals, entertainment, employer provided parking, and compensation of officers.

The Company's ETR during the six months ended March 31, 2019 was different than the statutory rate as a result of state taxes, the vesting and exercises of stock compensation, differences in the GAAP and tax deductibility of meals and parking benefits, and changes in the valuation allowance against state net operating losses.

As of September 30, 2019, the Company had aggregate federal and state net operating loss carryovers of approximately $478.2 million and $228.0 million, respectively, which expire in fiscal years 2027-2037 and 2020-2039, respectively.  Approximately $2.7 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the three months ended March 31, 2020 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	156,498	6.33
Vested	(160,528)	5.97
Forfeited	(6,000)	7.03
Restricted shares unvested at March 31, 2020	837,944	$8.65

As of March 31, 2020, there was $4.4 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.3 million, respectively, and for the six months ended March 31, 2020 and 2019 was $2.5 million and $2.8 million, respectively.

The Company repurchased 18,244 shares of its common stock for $0.04 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the six months ended March 31, 2020.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of March 31, 2020, eligible employees purchased and the company issued 43,934 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.

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

At March 31, 2020, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $18.6 million and $18.7 million for the three months ended March 31, 2020 and 2019, respectively, and $35.4 million and $37.8 million for the six months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company’s operating lease right-of-use assets were $140.8 million, the Company’s current maturities of operating lease liabilities were $43.6 million, and the Company’s noncurrent lease liabilities were $78.7 million.

As of March 31, 2020, the Company’s operating lease payments in operating cash flows for the six months ended March 31, 2020 is $26.2 million. The disclosure is not applicable for the six months ended March 31, 2019 due to the method of adoption of the new leasing Standard ASC-842. (1)

The table below presents lease related terms and discount rates as of March 31, 2020:

As of March 31,2020
Weighted average remaining lease term Operating leases	4.0 years
Weighted average discount rate Operating leases	4.2%

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating lease cost	$18,583	$18,714	$(131)	(0.7)%

	Six Months Ended March 31,
	2020	2019	$ Change	% Change
Operating lease cost	$35,366	$37,804	$(2,438)	(6.4)%

The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2020 (in thousands):

Periods Ending March 31,	Total Maturities
2020	$22,120
2021	46,777
2022	31,916
2023	14,547
2024	13,982
Thereafter	1,654
Less: Interest	$(8,740)
Amounts recorded in the Consolidated Balance Sheet	$122,256

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2019 (in thousands):

Periods Ending September 30,	Total Payments
2020	47,814
2021	46,007
2022	31,090
2023	13,726
2024	13,185
Thereafter	1,368
Total	$153,190

Engine Purchase Commitments

On March 26, 2020, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into (a) Amended and Restated Letter Agreement No. 13-1 (“Letter Agreement No. 13-1”), which amends and restates Letter Agreement No. 13 entered into by the parties effective December 11, 2019, and (b) Amended and Restated Letter Agreement No. 12-1 (“Letter Agreement No. 12-1” and together with Letter Agreement No. 13-1, the “Amended and Restated Letter Agreements”), which amends and restates Letter Agreement No. 12 entered into by the parties effective October 22, 2019.  The Amended and Restated Letter Agreements each provide that they are effective March 20, 2020.

Under Letter Agreement No. 13-1, the Company has agreed to purchase and take delivery of 20 new spare CF34-8C5 engines.  Delivery of the new spare engines will now commence in April 2021, with the final spare engine being delivered in December 2021.  The parties had previously agreed to commence delivery of the new spare engines in August 2020. The payment terms for the new spare engines were also amended, with payments to now be made in four (4) separate tranches commencing in October and December 2020 and February and March 2021.

Under Letter Agreement No. 12-1, the Company has agreed to purchase and take delivery of two (2) new spare CF34-8C5 engines by no later than March 31, 2020.  The parties agreed that progress payments previously made by the Company constitute full payment for these engines.  The Company does not consider this Letter Agreement to be a material definitive agreement, as defined by the rules and regulations of the Securities and Exchange Commission, but has elected to voluntarily file such Letter Agreement along with the filing of Letter Agreement No. 13-1. The total purchase commitment under these agreements is approximately $118.9 million.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

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

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	September 30,
	2020	2019
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$52,399	$68,855
Restricted cash	3,441	3,646
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$55,840	$72,501

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.

17.	Subsequent Events

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. This relief package includes financial grant providing the airline industry with up to $25 billion to be used for employee wages, salaries and benefits.

In April 2020, the Company was granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. The Company received the first installment of $30.8 million in April 2020 and the remaining $61.6 million is scheduled to be paid to Mesa in four equal payments from June to September 2020.

The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation.

        The CARES Act provides for up to $25 billion in secured loans to the airline industry. The Company has submitted the application for a loan under the loan program and is awaiting the outcome of the application. Under the Loan Program, the Company expects to have the ability, through September 30, 2020, to borrow a currently undetermined amount from the U.S. Treasury Department for a term of up to five years. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If the Company borrows any amounts under the Loan Program, the Company expects to issue to the U.S. Treasury Department warrants to purchase shares of MESA common stock.

      The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company expects to defer approximately $7.0 million with 50% of the deferred amount to be repaid on December 31, 2021 and the remaining 50% to be repaid on December 31, 2022.

These aforementioned reliefs under the CARES Act are expected to provide liquidity during the locked down and recovery periods this year.

       One of our aircraft lenders has agreed to defer $28 million of principal debt payments otherwise due beginning on March 19, 2020, to and including September 30, 2020.  All Deferred Payments shall be due in a lump sum payment on September 30, 2020 per the letter agreement dated April 9, 2020.  Although the agreement is to pay the full amount back on September 30, 2020, the Company is seeking more favorable repayment terms from the lender. There is no certainty on whether the repayment terms will be able to be modified.

Removal of Aircraft from Code Share and Revenue Sharing Agreement with American Airlines

In April 2020, the Company received a withdrawal notice from American seeking to permanently withdraw three aircraft from the Code Share and Revenue Sharing Agreement. Two of the aircraft will be withdrawn effective May 19, 2020 and the third aircraft will be withdrawn effective June 1, 2020. American’s withdrawal of these three aircraft stems from withdrawal rights that American previously asserted were triggered in September 2019 and November 2019. At such time, American refrained from exercising such withdrawal rights, however, reserved the right to withdrawal the three aircraft at a later date under certain circumstances.  In light of the rapid grounding of aircraft caused by the COVID-19 virus, the overall reduction in demand for air travel, and the need to reduce capacity, American has elected to remove such aircraft now.

Following the removal of the three aircraft referenced above, the Company will continue to operate 56 CRJ-900 aircraft under the American CPA.

Decline in Block Hours Flown for Major Airlines Partners

The Company further reports that, beginning in March 2020, it has experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus.  As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated 10,297 block hours in April 2020, a 72.4% drop from April 2019. The Company also anticipates similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 135 cities in 39 states, the District of Columbia, Canada, Mexico, Cuba and the Bahamas. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of March 31, 2020, we operated a fleet of 145 aircraft with approximately 662 daily departures. We operate 59 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended March 31, 2020, approximately 49% of our aircraft in scheduled service were operated for United and approximately 51% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2019 (our "2019 fiscal year") and the six months ended March 31, 2020 was derived from operations associated with our American and United Capacity Purchase Agreements.

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

Impact of the COVID-19 Pandemic

On January 30, 2020 the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; “shelter in place” and other governmental regulations; reduced spending due to both job losses and other effects attributable to COVID-19; an unprecedented decline in air travel.

        The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain; accordingly, we expect the adverse impact to grow in the June 2020 quarter. While we are planning for a modest demand recovery beginning in the September 2020 quarter, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of our revenue is fixed due to the structure of our capacity purchase agreements, the impact to Mesa will be less severe due to the significant reduction in our scheduled flying. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While our fixed revenue remains mostly unchanged, our variable revenue which based on the number of block hours actually flown, was significantly reduced in the last few weeks of March and we may experience further reductions. The initiatives and measures put in place to limit the spread of the virus has and will continue to have a material adverse impact on our business, financial position and results of operations.

In response to these developments, we have implemented measures to focus on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

        Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:

•	Reducing employee-related costs, including:
o	Offering voluntary short-term unpaid leaves to all employees.
o	Compensation reductions for Executive level employees.
o	Instituting a company-wide hiring freeze.
o	Delaying non-essential heavy maintenance expense and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. As of March 31, 2020, our cash and cash equivalents balance was $52.4 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Reducing planned heavy engine and airframe maintenance events by approximately $3.7 million in the current fiscal year.
▪	Working with major airline partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.
▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.
▪

In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received the first installment of $30.8 million in April 2020 and the remaining $61.6 million is scheduled to be paid to Mesa in four equal payments from June to September 2020.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have submitted an application for a loan under the loan program of $184 million for working capital, $568 million for financing new equipment and $252 million for financing existing equipment and are awaiting the outcome of the application process

Components of Results of Operations

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

General and Administrative. General and administrative expense includes insurance and taxes, the majority of which are pass-through costs, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

We had operating income of $13.9 million in our three months ended March 31, 2020 compared to operating income of $34.4 million in our three months ended March 31, 2019.  In our three months ended March 31, 2020, we had net income of $1.9 million compared to net income of $13.2 million in our three months ended March 31, 2019.  Our operating results for the three months ended March 31, 2020 reflected a decrease in contract revenue primarily related to lower flying on our CRJ-900 fleet due to the impact of COVID-19 and an increase in pass-through and other revenues primarily due to an increase in maintenance pass-through expense.

Our maintenance expense increased primarily due to more airframe C-checks and engine heavy maintenance events due to timing of events.  Flight operations expense also increased this quarter due to higher pilot wages and pilot training expenses. Our aircraft rent decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily as a result of purchasing ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We also had an increase in depreciation expense primarily due to the purchase of ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.

Operating Revenues

	Three Months Ended March 31,
	2020	2019	Change
Operating revenues ($ in thousands):
Contract	$165,781	$169,771	$(3,990)	(2.4)%
Pass-through and other	14,115	7,376	6,739	91.4%
Total operating revenues	$179,896	$177,147	$2,749	1.6%

Operating data:
Available seat miles—ASMs (thousands)	2,611,940	2,654,286	(42,346)	(1.6)%
Block hours	108,305	112,030	(3,725)	(3.3)%
Revenue passenger miles—RPMs (thousands)	1,785,153	2,079,589	(294,436)	(14.2)%
Average stage length (miles)	619	589	30	5.1%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.35	¢ 6.40	¢ (0.05)	(0.8)%
Passengers	2,838,412	3,483,947	(645,535)	(18.5)%

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

Total operating revenue increased by $2.7 million, or 1.6%, to $179.9 million for our three months ended March 31, 2020 as compared to our three months ended March 31, 2019. Contract revenue decreased by $4.0 million, or 2.4%, to $165.8 million primarily due to a decrease in flying on our CRJ-900 fleet and removal of five aircraft from our American Capacity Purchase Agreement.  Our block hours flown during our three months ended March 31, 2020 decreased 3.3% compared to the three months ended March 31, 2019 primarily due to decreased flying on our CRJ-900 and E-175 fleets. Our pass-through and other revenue increased during our three months ended March 31, 2020 by $6.7 million, or 91.4%, to $14.1 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$52,891	$49,366	$3,525	7.1%
Fuel	188	101	87	86.1%
Maintenance	64,335	45,380	18,955	41.8%
Aircraft rent	12,285	14,110	(1,825)	(12.9)%
Aircraft and traffic servicing	1,336	1,065	271	25.4%
General and administrative	14,500	13,472	1,028	7.6%
Depreciation and amortization	20,469	19,276	1,193	6.2%
Total operating expenses	$166,004	$142,770	$23,234	16.3%

Operating data:
Available seat miles—ASMs (thousands)	2,611,940	2,654,286	(42,346)	(1.6)%
Block hours	108,305	112,030	(3,725)	(3.3)%
Average stage length (miles)	619	589	30	5.1%
Departures	55,435	59,225	(3,790)	(6.4)%

Flight Operations. Flight operations expense increased $3.5 million, or 7.1%, to $52.9 million for our three months ended March 31, 2020 compared to the same period in 2019.  The increase was primarily driven by an increase in pilot and flight attendant wages as well as pilot training related costs.

Fuel. Fuel expense increased $0.09 million, or 86.1%, to $0.2 million for our three months ended March 31, 2020 compared to the same period in 2019.  The increase was primarily driven by an increase in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended March 31, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $19.0 million, or 41.8%, to $64.3 million for our three months ended March 31, 2020 compared to the same period in 2019. This increase was primarily driven by an increase in engine overhaul expense and airframe C-Check expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $6.8 million during our three months ended March 31, 2020.

The following table presents information regarding our maintenance costs during our three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Engine overhaul	$13,794	$5,610	$8,184	145.9%
Pass-through engine overhaul	704	(352)	1,056	(300.0)%
C-check	6,640	4,702	1,938	41.2%
Pass-through C-check	3,873	—	3,873	100.0%
Component contracts	9,395	9,178	217	2.4%
Rotable and expendable parts	7,461	7,593	(132)	(1.7)%
Other pass-through	4,511	2,657	1,854	69.8%
Labor and other	17,957	15,992	1,965	12.3%
Total	$64,335	$45,380	$18,955	41.8%

Aircraft Rent. Aircraft rent expense decreased $1.8 million, or 12.9%, to $12.3 million for our three months ended March 31, 2020 compared to the same period in 2019. The decrease is attributable to a $3.9 million decrease in aircraft lease expense as a result of purchasing ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility in June 2019, offset by a $2.1 million increase in engine rent due to additional leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.3 million, or 25.4%, to $1.3 million for our three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in interrupted trip expense, offset partially by pass-through regulatory charges. For our three months ended March 31, 2020 and 2019, 32.0% and 57.3%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $1.0 million, or 7.6%, to $14.5 million for our three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in wage expense. For our three months ended March 31, 2020 and 2019, $4.9 million and $4.5 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 6.2%, to $20.5 million for our three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily attributable to an increase in depreciation expense related to the purchase of ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of spare engines and rotable inventory, partially offset by a decrease in aircraft enhancement depreciation.

Other Expense

Other expense decreased $6.3 million, or 37.2%, to $10.7 million for our three months ended March 31, 2020, compared to the same period in 2019. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our new Spare Engine Facility and a decrease in outstanding aircraft principal balances. Additionally, we had one-time $3.6 million early termination fee related to our engine financing in the three months ended March 31, 2019.

Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 40.9% for the three months ended March 31, 2020 and 23.6% for the three months ended March 31, 2019. The Company's current year effective tax rate increased compared to the prior year tax rate as a result of an increase to permanent differences between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers.  In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.  In addition, changes to the Company forecast for fiscal 2020 related to the implications of the coronavirus pandemic had the effect of increasing the effective tax rate for the quarter, as the Company’s forecasted pre-tax book income decreased substantially from the prior year.

The income tax provision for the three months ended March 31, 2020 results in an effective tax rate of 40.9% which differs from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, routine stock vestings and exercises, and changes in state apportionment and state statutory rates, and the impact of a lower forecasted income projection for the year due to concerns around the coronavirus pandemic and the impact on air travel.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2019, the Company had aggregate federal and state net operating loss carryforwards of $478.2 million and $228.0 million, respectively, which expire in 2027-2037 and 2020-2039, respectively.  Approximately $2.7 million of state net operating loss carryforwards are expiring in 2020.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

We had operating income of $41.1 million in our six months ended March 31, 2020 compared to operating income of $73.6 million in our six months ended March 31, 2019.  In our six months ended March 31, 2020, we had net income of $12.7 million compared to net income of $32.3 million in our six months ended March 31, 2019.  Our operating results for the six months ended March 31, 2020 reflected a decrease in contract revenue primarily related to removal of five aircraft from our American Capacity Purchase Agreement and an increase in pass-through and other revenues primarily due to an increase in maintenance pass-through expense.

Our maintenance expense increased primarily due to more airframe C-Checks and engine heavy maintenance events due to timing of events. Our aircraft rent decreased in the six months ended March 31, 2020 compared to the same period in 2019 primarily as a result of purchasing ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We also had an increase in depreciation expense primarily due to the purchase of ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.

Operating Revenues	Six Months Ended March 31,
	2020	2019	Change
Operating revenues ($ in thousands):
Contract	$337,580	$340,220	$(2,640)	(0.8)%
Pass-through and other	26,351	15,083	11,268	74.7%
Total operating revenues	$363,931	$355,303	$8,628	2.4%

Operating data:
Available seat miles—ASMs (thousands)	5,347,325	5,363,185	(15,860)	(0.3)%
Block hours	223,866	227,030	(3,164)	(1.4)%
Revenue passenger miles—RPMs (thousands)	3,936,747	4,190,783	(254,036)	(6.1)%
Average stage length (miles)	595	583	12	2.1%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.31	¢ 6.34	¢ (0.03)	(0.5)%
Passengers	6,535,550	7,104,062	(568,512)	(8.0)%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue increased by $8.6 million, or 2.4%, to $363.9 million for our six months ended March 31, 2020 as compared to our six months ended March 31, 2019. Contract revenue decreased by $2.6 million, or 0.8%, to $337.6 million primarily due to a decrease in flying on our CRJ-900 fleet and removal of five aircraft from our American Capacity Purchase Agreement, offset by an increase in the United contract revenue as a result of changing the structure of our incentive reimbursement.  Our block hours flown during our six months ended March 31, 2020 decreased 1.4% compared to the six months ended March 31, 2019 primarily due to decreased flying on our CRJ-900 and E-175 fleets. Our pass-through and other revenue increased during our six months ended March 31, 2020 by $11.3 million, or 74.7%, to $26.4 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Six Months Ended March 31,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$105,535	$102,611	$2,924	2.8%
Fuel	358	222	136	61.3%
Maintenance	122,430	85,182	37,248	43.7%
Aircraft rent	23,614	28,229	(4,615)	(16.3)%
Aircraft and traffic servicing	2,400	1,999	401	20.1%
General and administrative	27,496	25,686	1,810	7.0%
Depreciation and amortization	41,021	37,767	3,254	8.6%
Total operating expenses	$322,854	$281,696	$41,158	14.6%

Operating data:
Available seat miles—ASMs (thousands)	5,347,325	5,363,185	(15,860)	(0.3)%
Block hours	223,866	227,030	(3,164)	(1.4)%
Average stage length (miles)	595	583	12	2.1%
Departures	118,160	120,759	(2,599)	(2.2)%

Flight Operations. Flight operations expense increased $2.9 million, or 2.8%, to $105.5 million for our six months ended March 31, 2020 compared to the same period in 2019.  The increase was primarily driven by an increase in pilot and flight attendant wages.

Fuel. Fuel expense increased $0.1 million, or 61.3%, to $0.4 million for our six months ended March 31, 2020 compared to the same period in 2019.  The increase was primarily driven by an increase in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our six months ended March 31, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $37.2 million, or 43.7%, to $122.4 million for our six months ended March 31, 2020 compared to the same period in 2019. This increase was primarily driven by an increase in engine overhaul expense, airframe C-Check expense, and labor and other expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $10.3 million during our six months ended March 31, 2020.

The following table presents information regarding our maintenance costs during our six months ended March 31, 2020 and 2019 (in thousands):

	Six Months Ended March 31,
	2020	2019	Change
Engine overhaul	$22,545	$8,230	$14,315	173.9%
Pass-through engine overhaul	2,555	1,189	1,366	114.9%
C-check	12,692	6,212	6,480	104.3%
Pass-through C-check	5,093	—	5,093	100.0%
Component contracts	19,082	18,373	709	3.9%
Rotable and expendable parts	14,866	14,777	89	0.6%
Other pass-through	8,848	5,025	3,823	76.1%
Labor and other	36,749	31,376	5,373	17.1%
Total	$122,430	$85,182	$37,248	43.7%

Aircraft Rent. Aircraft rent expense decreased $4.6 million, or 16.3%, to $23.6 million for our six months ended March 31, 2020 compared to the same period in 2019. The decrease is attributable to a $7.8 million decrease in aircraft lease expense as a result of purchasing ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility in June 2019, offset by a $3.2 million increase in engine rent due to additional leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.4 million, or 20.1%, to $2.4 million for our six months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in interrupted trip expense, offset partially by pass-through regulatory charges. For our six months ended March 31, 2020 and 2019, 36.5% and 57.2%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $1.8 million, or 7.0%, to $27.5 million for our six months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in pass-through insurance expenses and wage expense. For our six months ended March 31, 2020 and 2019, $9.3 million and $7.6 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $3.3 million, or 8.6%, to $41.0 million for our six months ended March 31, 2020 compared to the same period in 2019. The increase is primarily attributable to an increase in depreciation expense related to the purchase of ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of spare engines and rotable inventory, partially offset by a decrease in aircraft improvement depreciation.

Other Expense

Other expense decreased $7.7 million, or 24.6%, to $23.6 million for our six months ended March 31, 2020, compared to the same period in 2019. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our new Spare Engine Facility and a decrease in outstanding aircraft principal balances. Additionally, we had one-time $3.6 million early termination fee related to our engine financing in the six months ended March 31, 2019.

Income Taxes

The income tax expense (benefit) totaled $4.8 million for the six months ended March 31, 2020 as compared to a tax expense (benefit) of $10.0 million for the six months ended March 31, 2019. The effective tax rate was 27.6% versus 23.7% in the prior year.

The effective tax rate for the six months ended March 31, 2020 was impacted by permanent difference between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers. The effective rate was also impacted by changes in the valuation allowance against state net operating losses, vesting and exercises of stock compensation, and changes in state apportionment and state statutory rates.

We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations.  We are generally no longer subject to income tax examination by tax authorities for years prior to 2016 and 2015 for federal and state purposes, respectively, with the exception of the examination of our net operating losses.  The balance of unrecognized tax benefits is not anticipated to fluctuate significantly from fiscal 2019 to fiscal 2020.  It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Reconciliation:
Net income	$1,885	$13,249	$12,670	$32,330
Income tax expense	1,307	4,086	4,842	10,035
Income before taxes	$3,192	$17,335	$17,512	$42,365
Adjustments (1)	—	3,616	—	3,616
Adjusted income before taxes	$3,192	$20,951	$17,512	$45,981
Interest expense	11,673	13,772	24,300	28,614
Interest income	(36)	(299)	(94)	(455)
Depreciation and amortization	20,469	19,276	41,021	37,767
Adjusted EBITDA	$35,298	$53,700	$82,739	$111,907
Aircraft rent	12,285	14,110	23,614	28,229
Adjusted EBITDAR	$47,583	$67,810	$106,353	$140,136

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

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

Reducing planned heavy engine and airframe maintenance events by approximately $3.7 million in the current fiscal year.

Working with major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.

One of our aircraft lenders has agreed to defer $28 million of principal debt payments with one of our aircraft lenders otherwise due beginning on March 19, 2020, to and including September 30, 2020.  All Deferred Payments shall be due in a lump sum payment on September 30, 2020 per the letter agreement dated April 9, 2020. Although the agreement is to pay the full amount back on September 30, 2020, the Company is seeking more favorable repayment terms from the lender. There is no certainty on whether the repayment terms will be able to be modified.

         In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received the first installment of $30.8 million in April 2020 and the remaining $61.6 million is scheduled to be paid to Mesa in four equal payments from June to September 2020.

The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have submitted an application for a loan under the loan program of $184 million for working capital, $568 million for financing new equipment and $252 million for financing existing equipment and are awaiting the outcome of the application process.

The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company expects to defer approximately $7.0 million with 50% of the deferred amount to be repaid on December 31, 2021 and the remaining 50% to be repaid on December 31, 2022.

      These aforementioned reliefs from the CARES Act are expected to provide liquidity during the stay at home and recovery periods this year.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance from the CARES Act, and cash flows from operations. As of March 31, 2020, we had $52 million in unrestricted liquidity. Additionally, we have five unencumbered CRJ-700 aircraft available for potential financing arrangements if needed.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our credit and guaranty agreement (the "CIT Revolving Credit Facility") pursuant to which the CIT Lenders committed to lend to Mesa Airlines and Mesa Air Group—Airline Inventory Management, LLC, ("MAG-AIM") revolving loans in the aggregate principal amount of up to $35.0 million. As of March 31, 2020, $12.0 remains available until the facility matures on August 12, 2022.

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

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments, existing credit facilities, financing arrangements and government assistance from the CARES Act, will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for three months ending March 31,2020 is approximately 2.9% which is higher compared to our historical expense of approximately 1.2% to 1.5% of annual revenues due to expenses incurred related to aircraft enhancements. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents of $52.4 million. In addition, we had restricted cash of $3.4 million as of March 31, 2020. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Primary uses of liquidity are capital expenditures, and debt repayments. As of March 31, 2020, we had $168.2 million of short-term debt, excluding financing leases, and $619.8 million of long-term debt excluding financing leases.

Sources of cash for the six months ended March 31, 2020 were primarily cash flows from operations of $65.2 million. This positive cash flow was primarily driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of March 31, 2020, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.5 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended March 31, 2020 and 2019 (in thousands):

	Six Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$65,202	$69,770
Net cash used in investing activities	(24,773)	(18,491)
Net cash used in by financing activities	(57,090)	(77,024)
Net decrease in cash and cash equivalents	(16,661)	(25,745)
Cash and cash equivalents at beginning of period	72,501	107,134
Cash and cash equivalents at end of period	$55,840	$81,389

Net Cash Flow Provided By Operating Activities

During our six months ended March 31, 2020, we had cash flow provided by operating activities of $65.2 million. We had net income of $12.7 million adjusted for the following significant non-cash items: depreciation and amortization of $41.0 million, stock-based compensation of $2.5 million, deferred income taxes of $4.5 million, amortization of deferred credits of $(2.0) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $2.1 million and $0.5 million loss on disposal of assets. We had a net change of $3.9 million within other net operating assets and liabilities largely driven by an increase in accrued liability during our six months ended March 31, 2020.

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

Net Cash Flows Used In Investing Activities

During our six months ended March 31, 2020, net cash flow used in investing activities totaled $(24.8) million. We invested $(3.6) million in aircraft improvements, $(7.6) million in inventory, $(1.7) million in miscellaneous projects and $(13.8) million in lease and equipment deposits offset by $2.0 million from return of lease and equipment deposits.

During our six months ended March 31, 2019, net cash flow used in investing activities totaled $(18.5) million. We invested $(34.3) million in six spare engines and aircraft improvements, and $(7.3) million in lease and equipment deposits offset by $3.0 million from return of lease and equipment deposits million in net equipment deposits, and $20.0 million from sales of investment securities.

Net Cash Flows Used In Financing Activities

During our six months ended March 31, 2020, net cash flow used in financing activities was $(57.1) million. We drew $23.0 million from our $35.0 million working capital draw loan for operational needs. We made $(79.4) million of principal repayments on long-term debt during the period. We incurred $(0.5) million of costs related to debt financing and $(0.2) million of costs related to the repurchase of shares of our common stock.

During our six months ended March 31, 2019, net cash flow used in financing activities was $(77.0) million.  We received $91.2 million in proceeds from long-term debt related to spare aircraft engine financing.  We made $(163.7) million of principal repayments on long-term debt during the period. We incurred $(2.5) million of costs related to debt financing, and $(1.7) million in debt prepayment costs.

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

As of March 31, 2020, we had $533.1 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.7 million in the twelve months ended March 31, 2020.

As of March 31, 2020, we had $272.4 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2020.

   On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by Treasury securities, we cannot currently predict whether this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.

       We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2020, we had $533.1 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

       The Company is subject to two putative class action lawsuits alleging federal securities law violations in connection with its IPO— one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

     In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

We have updated our existing risk factors to add the following risk factor related to recent developments.  Except for the update set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted the business of our airline partners, American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and in turn our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected the business of our major airline partners, American and United (the “Partners”), from whom we derive all of our operating revenue, and in turn has adversely affected our business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events and many others have resulted in a precipitous decline in demand for both business and leisure travel worldwide.

In response to this material deterioration in demand, both American and United made significant cuts in capacity in their domestic and international schedules in April and announced their expectations regarding making further reductions in May and plans to proactively evaluate and cancel flights on a rolling 90-day basis until they see signs of a recovery in demand. These capacity reductions have impacted flights operated by the Company.  The initiatives and measures put in place to limit the spread of the virus has and will continue to have a materially adverse impact on our business. The Company further reports that, beginning in March 2020, it has experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus.  As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated 10,297 block hours in April 2020, a 72.4% drop from April 2019. The Company also anticipates similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021.

As a result of the foregoing, the Company has implemented cost saving initiatives, including reducing employee-related costs through voluntary unpaid leaves, compensation reductions for Executive level employees, a company-wide hiring freeze, and delaying non-essential heavy maintenance expense and reducing or suspending discretionary spending,  We have also taken steps to increase liquidity and strengthen our financial position, including reducing planned heavy engine and airframe maintenance, working with major partners and OEMs to delay the timing of the delivery of our future aircraft and spare engine deliveries, and drew $23 million under our previously undrawn revolving credit facility. While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient to sustain our business operations through this pandemic.

We have taken and intend to take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act.  In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act.  We received the first installment of $30.8 million in late April 2020 and expect to receive the remaining $61.6 million in four equal installments from June to September 2020.  In connection with the financial assistance we have received and expect to receive under this legislation, we will be required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 2020; the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation.  The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts.

The full extent of the ongoing impact of COVID-19 on our future operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the severity, magnitude, duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, any requirement for passengers to wear masks while traveling or have their temperature checked or have administered other tests or examinations prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, the impact of COVID-19 on the financial health and operations of our Partners and future governmental actions, all of which are highly uncertain and cannot be predicted.

In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Payroll Support Program Agreement between The Department of the Treasury and Mesa Airlines, Inc., dated as of April 16, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MESA AIR GROUP, INC.

Date: May 11, 2020	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)