Form 10-Q
period 2020-06-30
MESA AIR GROUP INC
filed 2020-08-10
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the registrant had 35,414,284 shares of common stock, no par value per share, issued and outstanding.

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

Cautionary Notes Regarding Forward Looking Statements

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
▪

the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of business’ and governments’ responses to the pandemic on our operations and personnel, and on demand for air travel;

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$64,934	$68,855
Restricted cash	3,444	3,646
Receivables, net	14,618	23,080
Expendable parts and supplies, net	22,418	21,337
Prepaid expenses and other current assets	7,143	40,923
Total current assets	112,557	157,841

Property and equipment, net	1,233,727	1,273,585
Intangibles, net	8,407	9,532
Lease and equipment deposits	2,121	2,167
Operating lease right-of-use assets	131,480	—
Other assets	7,021	8,792
Total assets	$1,495,313	$1,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$176,896	$165,900
Current maturities of operating leases	43,219	—
Accounts payable	39,918	49,930
Accrued compensation	10,350	11,988
Other accrued expenses	37,663	28,888
Total current liabilities	308,046	256,706
Noncurrent liabilities:
Long-term debt and financing leases, excluding current portion	586,877	677,423
Noncurrent operating lease liabilities	71,068	—
Deferred credits	9,355	12,134
Deferred income taxes	61,203	55,303
Deferred revenue, net of current portion	12,240	—
Other noncurrent liabilities	1,030	24,483
Total noncurrent liabilities	741,773	769,343
Total liabilities	1,049,819	1,026,049
Commitments and contingencies (Note 15 and Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,414,284 (2020) and 31,413,287 (2019) shares issued and outstanding, 0 (2020) and 3,600,953 (2019) warrants issued and outstanding	241,782	238,504
Retained earnings	203,712	187,364
Total stockholders' equity	445,494	425,868
Total liabilities and stockholders' equity	$1,495,313	$1,451,917

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Contract revenue	$71,648	$170,366	$409,228	$510,586
Pass-through and other	1,451	9,858	27,802	24,941
Total operating revenues	73,099	180,224	437,030	535,527

Operating expenses:
Flight operations	29,664	53,025	135,199	155,636
Fuel	146	211	504	433
Maintenance	22,591	54,322	145,021	139,504
Aircraft rent	15,582	12,875	39,196	41,104
Aircraft and traffic servicing	538	978	2,938	2,977
General and administrative	11,737	12,435	39,233	38,121
Depreciation and amortization	20,635	19,761	61,656	57,528
Lease termination	—	9,540	—	9,540
CARES Act grant recognition	(43,018)	—	(43,018)	—
Total operating expenses	57,875	163,147	380,729	444,843
Operating income	15,224	17,077	56,301	90,684
Other (expenses) income, net:
Interest expense	(10,368)	(13,496)	(34,668)	(42,110)
Interest income	1	733	95	1,188
Loss on extinguishment of debt	—	—	—	(3,616)
Other income (expense), net	79	(451)	720	82
Total other (expense), net	(10,288)	(13,214)	(33,853)	(44,456)
Income before taxes	4,936	3,863	22,448	46,228
Income tax expense	1,517	856	6,359	10,891
Net income	$3,419	$3,007	$16,089	$35,337
Net income per share attributable to
common shareholders
Basic	$0.10	$0.09	$0.46	$1.02
Diluted	$0.10	$0.09	$0.46	$1.01
Weighted-average common shares outstanding
Basic	35,299	34,835	35,154	34,683
Diluted	35,299	35,112	35,248	35,051

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2019
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467

Stock compensation expense	—	—	1,454	—	1,454
Stock issuance costs	—	—	157	—	157
Net income	—	—	—	19,081	19,081

Balance at December 31, 2018	23,902,903	10,614,990	$236,294	$158,865	$395,159

Stock compensation expense	—	—	$1,298	—	$1,298
Repurchased shares	(52,967)	—	(449)	—	(449)
Stock issuance costs	—	—	28	—	28
Warrants converted to common stock	3,834,693	(3,834,693)	—	—	—
Restricted shares issued	284,846	—	—	—	—
Net Income	—	—	—	13,249	13,249

Balance at March 31, 2019	27,969,475	6,780,297	$237,171	$172,114	$409,285

Stock compensation expense	—	—	$1,507	—	$1,507
Repurchased shares	(116,757)	—	(1,065)	—	(1,065)
Warrants converted to common stock	2,176,964	(2,176,964)	—	—	—
Restricted shares issued	331,486	—	—	—	—
Net Income	—	—	—	3,007	3,007

Balance at June 30, 2019	30,361,168	4,603,333	$237,613	$175,121	$412,734

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2020
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868

Adoption ASU 2018-09 Stock compensation- income taxes	—	—	—	259	259
Stock compensation expense	—	—	1,320	—	1,320
Repurchased shares and warrants	(5,558)	—	(41)	—	(41)
Warrants converted to common stock	1,612,481	(1,612,481)	—	—	—
Restricted shares issued	18,916	—	—	—	—
Net income	—	—	—	10,785	10,785

Balance at December 31, 2019	33,039,126	1,988,472	$239,783	$198,408	$438,191

Stock compensation expense	—	—	1,193	—	1,193
Repurchased shares and warrants	(18,244)	—	(160)	—	(160)
Warrants converted to common stock	1,988,472	(1,988,472)	—	—	—
Restricted shares issued	141,614	—	—	—	—
Employee share purchases	43,934	—	243	—	243
Net income	—	—	—	1,885	1,885

Balance at March 31, 2020	35,194,902	—	$241,059	$200,293	$441,352

Stock compensation expense	—	—	1,020	—	1,020
Repurchased shares and warrants	(88,785)	—	(297)	—	(297)
Restricted shares issued	308,167	—	—	—	—
Net income	—	—	—	3,419	3,419

Balance at June 30, 2020	35,414,284	—	$241,782	$203,712	$445,494

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,089	$35,337
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	61,656	57,528
Stock compensation expense	3,533	4,259
Deferred income taxes	5,902	10,898
Long-term deferred revenue	12,240	—
Amortization of deferred credits	(2,928)	(3,854)
Unfavorable lease liabilities	—	(4,525)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	3,182	3,147
Loss on extinguishment of debt	—	3,616
Loss (Gain) on disposal of assets	528	(49)
Provision for obsolete expendable parts and supplies	287	477
Loss on lease termination	—	9,540
Changes in assets and liabilities:
Receivables	8,462	5,903
Expendable parts and supplies	(1,403)	(5,076)
Prepaid expenses and other current assets	(1,257)	(7,861)
Accounts payable	(9,890)	(4,888)
Accrued liabilities	11,659	9,625
Change in operating lease right-of-use assets	(4,459)	—
Net cash provided by operating activities	103,601	114,077

Cash flows from investing activities:
Capital expenditures	(25,160)	(116,731)
Sales of investment securities	—	20,077
Lease and equipment deposits	(13,804)	621
Returns of lease and equipment deposits	13,850	—
Net cash used in investing activities	(25,114)	(96,033)

Cash flows from financing activities:
Proceeds from long-term debt	23,000	163,658
Principal payments on long-term debt and financing leases	(103,718)	(197,409)
Debt financing costs	(1,394)	(4,870)
Debt prepayment costs	—	(1,672)
Stock issuance costs	—	185
Repurchase of stock	(498)	(1,514)
Net cash used in financing activities	(82,610)	(41,622)

Net change in cash, cash equivalents and restricted cash	(4,123)	(23,578)
Cash, cash equivalents and restricted cash at beginning of period	72,501	107,134
Cash, cash equivalents and restricted cash at end of period	$68,378	$83,556

Supplemental cash flow information
Cash paid for interest	$30,375	$37,587
Cash paid for income taxes, net	$45	$415
Operating lease payments in operating cash flows (1)	$34,919	$—
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange of lease liabilities	$145,054	$—
Supplemental non-cash investing activities
Accrued capital expenditures	$60	$836
See accompanying notes to these condensed consolidated financial statements.
(1)See section 15 Leases and Commitments.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 66 cities in 29 states, the District of Columbia and Mexico. As of June 30, 2020, Mesa operated a fleet of 145 aircraft with approximately 175 daily departures and 3,400 employees. Mesa operates all of its flights as either American Eagle or United Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”).

The financial arrangements between the Company and its major airline partners involve a revenue-guarantee arrangement (i.e., a "capacity purchase agreement") whereby the major airline pays a monthly guaranteed amount for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flight flown and reimbursement of certain direct operating expenses in exchange for providing regional flying. The major airline partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, thereby reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. The length and severity of the reduction in demand due to the pandemic remains uncertain. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. The exact timing and pace of a recovery in demand is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of the consideration we receive under our capacity purchase agreements is fixed, the impact to Mesa will be partially mitigated or offset. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While the fixed contract consideration remains mostly unchanged, the variable revenue based on number of block hours was significantly reduced beginning in the last few weeks in March and in the June 2020 quarter. We may experience further reductions in subsequent quarters. The Company further reports that, beginning in March 2020, it experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus.  As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated at significantly lower block hours in the June 2020 quarter. While there has been a modest demand recovery, the Company anticipates similar schedule reductions will likely continue into the fourth quarter of 2020 and may continue throughout the remainder of calendar year 2020 and into 2021.

In response to the recent COVID-19 pandemic, we have implemented various measures to protect our employees as they continue to provide safe and reliable transportation to the passengers of American and United. The safety of our employees and passengers remains our primary focus and, to that end, measures that we have taken include but are not limited to:

▪

Increasing the scope of cleaning and sanitization of aircraft both while remaining overnight and on turn flights, including the use of Electrostatic Spraying (ESS) and the expansion of Flight Deck cleaning protocols. Both on our own, and in coordination with our codeshare partners, we have taken steps to ensure that high touch areas used by both employees and customers are routinely and comprehensively cleaned and disinfected to prevent transmission of the virus on surfaces. To assist our crewmembers in keeping the aircraft clean and disinfected, we have increased the supply of sanitizing wipes onboard.

▪	Mandated face covering for all employees working onboard aircraft, at corporate and training facilitates and locations where social distancing cannot be maintained.

▪

In coordination with our codeshare partners, we’ve implemented a policy that requires all crewmembers to wear face coverings while on duty.  We have provided, and continue to resupply, our employees with Personal Protective Equipment (PPE) consisting of gloves and face coverings for use whenever social distancing cannot be maintained or when working with our customers. In addition, at various locations, we have coordinated with our codeshare partners to conduct temperature checks of employees reporting for duty. In those locations where this is not yet established, crewmembers have been directed to self-monitor their temperature before reporting for duty and twice daily.

▪

Based on recommendations from the Centers for Disease Control (CDC), we have increased facility cleaning and disinfection protocols at all of our facilities and have implemented social distancing measures including extending our current remote working policy for many of our Corporate personnel.  We’ve enhanced current protocol to increase physical distance between workers who remain working at our Corporate facilities.

▪

Enhanced protocols that exceed CDC guidance for the handling of employees who are positive for, or suspected of, COVID-19 to ensure that they have the necessary time off. Additionally, we have implemented protocols to ensure that proper notification is made to any affected employees. Protocols have also been put into place for the immediate disinfection of any affected aircraft above and beyond routine cleaning and disinfection protocols.

▪	Offering Leaves of Absence to employees starting in May in blocks of 1-3 months.

Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:

▪	Reducing employee-related costs, including:
▪	Offering voluntary short-term unpaid leaves to all employees.
▪	Compensation reductions for Executive level employees.
▪	Instituting a company-wide hiring freeze.
▪	Delaying non-essential heavy maintenance expense and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. As of June 30, 2020, our cash and cash equivalents balance was $64.9 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Reducing planned heavy engine and airframe maintenance events by approximately $16.8 million in the current fiscal year.
▪	Working with our major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.
▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.
▪

In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received $46.3 million as of June 2020 and the remaining $46.2 million is scheduled to be paid to Mesa in three equal monthly payments from July to September 2020. $43.0 million has been utilized to offset the payroll expenses in the quarter ended June 30, 2020 and $3.3 million has been deferred to offset future payroll costs.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have been allocated $277.0 million under the loan program. We are in ongoing discussions with the U.S. Department of the Treasury regarding the terms and our participation level of such a loan.

American Capacity Purchase Agreement

As of June 30, 2020, the Company operated 54 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

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

Our American Capacity Purchase Agreement will terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. As of the date of this filing, we remain in discussions with American regarding the terms of extending the 31 aircraft that are due to expire in 2021, the 16 aircraft that are due to expire in 2022, and the 7 aircraft that expire in 2025. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances including:

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

On January 31, 2019, the Company entered into an amendment to the American Capacity Purchase Agreement, the terms of which provide for new and revised operational performance metrics, the Company's right to earn additional incentive compensation based on the achievement of such metrics, and the right of American to permanently withdraw up to six (6) aircraft in the event the Company fails to meet such new/revised performance metrics.  Under the terms of such amendment the Company agreed, effective April 2, 2019, to convert two (2) aircraft to be utilized by the Company as operational spares in the Company's sole discretion throughout its system. In July 2019, American exercised its right to permanently withdraw two (2) aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics. The aircraft were removed on November 2, 2019. On November 25, 2019, the Company amended its agreement with American Airlines. The Company did not meet certain performance metrics during the then most recent measurement period, which would have allowed American to remove two additional aircraft from the capacity purchase agreement. American had agreed to defer the right to remove these two aircraft but subsequently elected to remove one of the two previously deferred aircraft, effective January 2, 2020.  As of January 2, 2020, American had removed three (3) of the six (6) aircraft under the January 31st amendment.

On April 3, 2020, the Company received a new withdrawal notice from American seeking to permanently withdraw three aircraft from the American Capacity Purchase Agreement. Two of the aircraft were withdrawn effective May 19, 2020 and the third aircraft was withdrawn effective June 1, 2020. The withdrawal of these three aircraft stems from withdrawal rights that American previously asserted were triggered in September 2019 and November 2019. At such time, American refrained from exercising such withdrawal rights, however, reserved the right to withdraw the three aircraft at a later date under certain circumstances.  In light of the rapid grounding of aircraft caused by the COVID-19 virus, the overall reduction in demand for air travel, and the need to reduce capacity, American elected to remove such aircraft in early June.

On June 11, 2020, the Company entered into the Twenty-First Amendment to The American Capacity Purchase Agreement effective April 1, 2020. The amendments include (i) the permanent withdrawal of two (2) additional aircraft from the American Capacity Purchase Agreement, effective June 15, 2020, with such aircraft included in the tranche of aircraft American has the right to ratably remove commencing January 1, 2021 in exchange for American paying the full cost of the aircraft for the same period and (ii) the addition of utilization-based credits, entitling American to payment credits for the period April 1, 2020 through September 30, 2020, based upon the achievement of agreed upon aircraft utilization thresholds, subject to Mesa’s receipt of previously approved funds under the CARES Act. The impact of the contract modification was not material to the three or nine months ended June 30, 2020.

United Capacity Purchase Agreement

As of June 30, 2020, the Company operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement.  These new aircraft will be financed and owned by us and operated for a period of twelve (12) years from the in-service date.  Deliveries of the new E175LL aircraft were scheduled to begin in May 2020 and be completed by December 31, 2020. In March 2020, the deliveries of the new E175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021. Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned to the new service provider. United has a right to purchase the CRJ-700 aircraft at the then fair market value. In addition, we own 18 E-175 aircraft that expire in 2028.

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

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of its August 2018 IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

As a lessor, our capacity purchase agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation in the capacity purchase agreements are designed to reimburse the Company for certain aircraft ownership costs of these aircraft. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

Aircraft Leases

In addition to the aircraft we lease from United under our United Capacity Purchase Agreement, approximately 12% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at June 30, 2020 and September 30, 2019 are $9.4 million and $12.1 million, respectively. The Company recognized $0.9 million and $1.3 million of the deferred credits to revenue in the condensed consolidated statements of operations during the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $3.8 million during the nine months ended June 30, 2020 and 2019, respectively.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at June 30, 2020 and September 30, 2019 are $2.4 million and $3.9 million, respectively. Contract cost amortization was $0.3 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.8 million for the nine months ended June 30, 2020 and 2019, respectively.

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

Engine overhaul expense totaled $3.2 million and $11.4 million for the three months ended June 30, 2020, and 2019, respectively, of which $0.4 million and $1.9 million, respectively, was pass-through expense. Engine overhaul expense totaled $28.3 million and $20.8 million for the nine months ended June 30, 2020, and 2019, respectively, of which $3.0 million and $3.0 million, respectively, was pass-through expense.  Airframe C-check expense totaled $2.9 million and $4.4 million for the three months ended June 30, 2020, and 2019, respectively, of which $0.8 million and $0.0 million, respectively, was pass-through expense. Airframe C-check expense totaled $20.6 million and $10.6 million for the nine months ended June 30, 2020, and 2019, respectively, of which $5.9 million and $0.0 million, respectively, was pass-through expense.

3.	Contract revenue and Pass- through and other

The Company recognizes contract revenue when the service is provided under its capacity purchase agreements. Under the capacity purchase agreements, our airline partners generally pay for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partners also directly pay for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel and airport landing fees. The Company’s performance obligation is met when each flight is completed and revenue is recognized and reflected in contract revenue. The directly reimbursed expenses, earned as flights are completed over the agreement term, are recognized and reflected in pass-through revenue.

During the quarter ended June 30, 2020, the Company completed a significantly lower than normal number of flights due to the impact of COVID-19. Since the revenue recognition is based on the number of flights completed, the fixed amount of cash received exceeded the revenue recognized based on the number of flights completed during the quarter. Under US GAAP, the fixed monthly payments are recognized as revenue ratably based on completed flights over the contract term. The Company deferred $16.0 million of revenue in the quarter ended June 30, 2020. The current portion of $3.8 million of deferred revenue is recorded as a part of other accrued expenses and long-term portion of $12.2 million is recorded as deferred revenue on the balance sheet. This deferred revenue will be recognized when flights are completed over the remaining contract term.

The deferred revenue balance as of June 30, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (In thousands):

Total Revenue
2020	$—
2021	7,397
2022	8,603
Total	$16,000

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

The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's condensed consolidated statements of operations. The Company recognized $52.0 million and $54.5 million of lease revenue for the three months ended June 30, 2020 and 2019, respectively, and $157.7 million and $164.5 million of lease revenue for the nine months ended June 30, 2020 and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

4.	Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s September 30, 2019 balance sheet have been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the three months ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 15, "Leases, Commitments and Contingencies," for more information.

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

5.	Concentrations

At June 30, 2020, the Company had capacity purchase agreements with American and United. All of the Company's condensed consolidated revenue for the nine months ended June 30, 2020 and 2019 and accounts receivable at June 30, 2020 and September 30, 2019 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $5.4 million and $1.0 million at June 30, 2020 and September 30, 2019, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 60% and 53% of the Company's total revenue for the three months ended June 30, 2020 and 2019, respectively, and 53 % and 54 % for the nine months ended June 30, 2020 and 2019, respectively. United accounted for approximately 40% and 47% of the Company's revenue for the three months ended June 30, 2020 and 2019, respectively, and 47% and 46% for the nine months ended June 30, 2020 and 2019, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

6.	Intangible Assets

The Company monitors for any indicators of impairment of the intangible assets. When certain conditions or changes in the economic situation such as the current environment brought by COVID-19 exist, the assets may be impaired and the carrying amount of the assets exceed its fair value.

We determined that our reduced flying schedules and cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we quantitatively assessed whether it was more likely than not that the intangible assets we hold have been impaired as of June 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) current discount rates, (3) changes to the regulatory environment and (4) the nature and amount of government support that will be provided.

Based on our carrying amount recoverability test, we have concluded that our finite-lived intangible assets are not impaired as of June 30, 2020. Given the uncertain future amid COVID-19, we will conduct additional tests in the 4th quarter of 2020.

Information about the intangible assets of the Company at June 30, 2020 and September 30, 2019, were as follows (in thousands):

	June 30,	September 30,
	2020	2019
Customer relationship	$43,800	$43,800
Accumulated amortization	(35,393)	(34,268)
	$8,407	$9,532

Total amortization expense recognized was approximately $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $1.4 million for the nine months ended June 30, 2020 and 2019, respectively. The Company expects to record amortization expense of $0.4 million for the remainder of 2020, and $1.2 million, $1.0 million, $0.9 million, $0.8 million for fiscal years 2021, 2022, 2023, and 2024, respectively.

7.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of June 30, 2020 and September 30, 2019, consisted of the following (in thousands):

	June 30,	September 30,
	2020	2019
Expendable parts and supplies, net:
Expendable parts and supplies	$26,368	$25,336
Less: obsolescence and other	(3,950)	(3,999)
	$22,418	$21,337

Prepaid expenses and other current assets:
Prepaid aircraft rent	$—	$35,786
Deferred reimbursed costs	1,387	2,092
Other	5,756	3,045
	$7,143	$40,923
Property and equipment, net:
Aircraft and other flight equipment	$1,597,916	$1,582,199
Other equipment	5,323	5,122
Leasehold improvements	2,763	2,797
Vehicles	962	924
Building	699	699
Furniture and fixtures	303	302
Total property and equipment	1,607,966	1,592,043
Less: accumulated depreciation	(374,239)	(318,458)
	$1,233,727	$1,273,585

Other accrued expenses:
Accrued property taxes	$9,035	$9,186
Accrued interest	5,941	4,497
Accrued vacation	5,767	6,128
Deferred revenue-current portion	3,760	—
Other	13,160	9,077
	$37,663	$28,888

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

Based on our carrying amount recoverability test, we have concluded that no fleet was impaired as of June 30, 2020 as the future cash flows exceeded the carrying value of our long-lived fixed assets. Given the uncertain future amid COVID-19, we will conduct additional tests in 4th quarter 2020.

Depreciation expense totaled approximately $20.2 million and $19.3 million for the three months ended June 30, 2020 and 2019, respectively, and $60.5 million and $56.2 million for the nine months ended June 30, 2020 and 2019, respectively.

Prior to the Company’s adoption of Topic 842 on October 1, 2019, the Company recorded amortization of the unfavorable lease liability of approximately $1.4 million for the three months ended June 30, 2019 and $4.5 million for the nine months ended June 30, 2019 as a reduction to lease expense. Upon the Company’s adoption of Topic 842, the unfavorable lease liability is now included in its ROU asset balance and amortized therein.

8.	Fair Value Measurements

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	Jun 30, 2020		September 30, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and financing leases, including current maturities(1)	$777.8	$857.2	$858.1	$882.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.	Long-Term Debt, Financing Leases and Other Borrowings

Long-term debt as of June 30, 2020 and September 30, 2019, consisted of the following (in thousands):

	June 30,	September 30,
	2020	2019
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$41,472	$49,795
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	55,674	60,761
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	105,786	110,912
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	181,776	191,168
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	141,871	152,945
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	53,647	71,998
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	34,607	47,309
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(9)	415	1,659
Notes payable to financial institution due 2020(10)	1,523	2,329
Notes payable to financial institution, collateralized by the underlying
equipment, due 2022(11)	4,182	6,962
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(12)	7,196	8,530
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(13)	67,631	80,153
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(14)	52,500	65,625
Notes payable to financial institution, collateralized by the underlying
equipment, due 2023(15)	6,500	8,000
Working capital draw loan, used to cover operational needs (16)	23,000	—
Gross long-term debt, including current maturities	777,780	858,145
Less unamortized debt issuance costs	(14,007)	(14,822)
Net long-term debt, including current maturities	763,773	843,323
Less current portion	(176,896)	(165,900)
Net long-term debt	$586,877	$677,423

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (2.41% at June 30, 2020) and requires monthly principal and interest payments.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus a spread ranging from 1.95% to 7.25% (2.11% to 7.41% at June 30, 2020) and requires monthly principal and interest payments. In fiscal 2018, the Company repaid $40.0 million related to four CRJ-900 aircraft.

(3)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.
(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (2.87% at June 30, 2020) and require monthly principal and interest payments. The subordinated notes payable is noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(5)

In fiscal 2016, the Company financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(6)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (2.50% to 2.62% at June 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (3.8% at June 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% (7.8% at June 30, 2020) and require quarterly principal and interest payments.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (3.8% at June 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (4.8% at June 30, 2020) and require quarterly principal and interest payments.

(9)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and requires monthly principal and interest payments.
(10)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% (3.37% at June 30, 2020) and requires quarterly principal and interest payments.

(11)

In fiscal 2016-2019, the Company financed certain flight equipment maintenance costs with $26.1 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21% (3.23% to 3.51% at June 30, 2020) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of June 30, 2020, the Company was in compliance with this covenant.

12)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(13)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (3.26% at June 30, 2020) and requires monthly principal and interest payments.

(14)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% (5.16% at June 30, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(15)

On September 27,2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% (5.16% at June 30, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(16)

On September 25, 2019, the company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In 2nd quarter, 2020, $23.0 million was drawn to cover operational needs.

Principal maturities of long-term debt as of June 30, 2020, and for each of the next five years are as follows (in thousands):

Periods Ending June 30,	Total Principal
Remainder of 2020	$178,459
2021	162,494
2022	133,663
2023	79,268
2024	55,677
Thereafter	168,219
$777,780

The net book value of collateralized aircraft and equipment as of June 30, 2020 was $1,114.0 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At June 30, 2020 Mesa has $181.8 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In the 2nd quarter of 2020, $23.0 million was drawn to cover operational needs.

On September 27, 2019, the Company financed certain flight equipment with $8.0 million in new debt. This debt requires monthly payments of principal and interest through fiscal 2023 and bears interest at Libor plus 5.0%.

On April 9, 2020, Export Development Canada (“EDC”) provided Mesa Air with deferral of principle payments due and owing beginning on March 19, 2020 to and including September 30, 2020 totaling $28.0 million.  All Deferred Payments shall be due in a lump sum payment on September 30, 2020 per the letter agreement dated April 9, 2020. The company performed the debt modification accounting assessment and treated as a modification with immaterial issuance costs capitalized.

In June 2020, the company amended their RASPRO aircraft lease agreement to defer $4.0 million of a lease payment otherwise due in June 2020. Per the amended agreement dated June 5,2020, the company is to pay this amount over the period of September 2021 through March 2024. The company made the accounting election available for COVID-19 related concession provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment.

10.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Mesa Air Group	$3,419	$3,007	$16,089	$35,337
Basic weighted average common shares outstanding	35,299	34,835	35,154	34,683
Add: Incremental shares for: (1)
Dilutive effect of restricted stock	—	277	94	368
Diluted weighted average common shares outstanding	35,299	35,112	35,248	35,051
Net income per common share attributable to Mesa Air Group:
Basic	$0.10	$0.09	$0.46	$1.02
Diluted	$0.10	$0.09	$0.46	$1.01

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2020 and 2019.

11.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Certain persons who are not U.S. citizens held outstanding warrants to purchase shares of the Company's common stock. The warrants were exercisable only if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants could be exercised upon the warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). As of March 31, 2020, all the outstanding warrants had been fully exercised.

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

The Company’s effective tax rate (ETR) from continuing operations was 30.7% and 28.3% for the three months and nine months ended June 30, 2020, respectively, and 22.2% and 23.6% for the three months and nine months ended June 30, 2019, respectively. The Company's ETR during the three months and nine months ended June 30, 2020 was different from the prior year tax rates as a result of differences in the book and tax value of the vesting and exercise of stock compensation, state taxes, and changes in valuation allowance against state net operating losses, as well as differences between the book and tax deductions associated with meals, entertainment, employer provided parking, and compensation of officers.  The non-deductible amounts related to these items increased slightly from the prior year to the current year.

The Company's ETR during the nine months ended June 30, 2019 was different than the statutory rate as a result of state taxes, the vesting and exercises of stock compensation, differences in the GAAP and tax deductibility of meals and parking benefits, and changes in the valuation allowance against state net operating losses.

As of September 30, 2019, the Company had aggregate federal and state net operating loss carryovers of approximately $478.3 million and $228.3 million, respectively, which expire in fiscal years 2027-2037 and 2020-2039, respectively.  Approximately $2.7 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

13.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the nine months ended June 30, 2020 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	660,297	4.07
Vested	(468,697)	9.69
Forfeited	(6,000)	7.03
Restricted shares unvested at June 30, 2020	1,033,574	$6.01

As of June 30, 2020, there was $5.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2020 and 2019 was $1.0 million and $1.5 million, respectively, and for the nine months ended June 30, 2020 and 2019 was $3.5 million and $4.3 million, respectively.

The Company repurchased 112,587 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards and warrant exercises during the nine months ended June 30, 2020.

The Company has granted restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors.  RSAs and RSUs generally vest over a period of 3 to 5 years for employees and over one year for members of the Board of Directors.  The restricted common stock underlying RSAs are deemed issued and outstanding upon grant and carry the same voting rights of unrestricted outstanding common stock. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.
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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued   under the 2019 ESPP. As of June 30, 2020, eligible employees purchased and the Company issued 43,934 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.
15.	Leases and Commitments

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $154.6 million and $141.9 million, respectively. As part of the adoption, prepaid aircraft rent, deferred rent credits and accrued aircraft rents of $35.8 million, $21.3 million and $1.8 million, respectively, were classified as a component of the Company’s ROU assets.

At June 30, 2020, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $15.6 million and $18.1 million for the three months ended June 30, 2020 and 2019, respectively, and $51.0 million and $55.9 million for the nine months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company’s operating lease right-of-use assets were $131.5 million, the Company’s current maturities of operating lease liabilities were $43.2 million, and the Company’s noncurrent lease liabilities were $71.1 million.

As of June 30, 2020, the Company’s operating lease payments in operating cash flows for the nine months ended June 30, 2020 is $34.9 million. The disclosure is not applicable for the nine months ended June 30, 2019 due to the method of adoption of the new leasing Standard ASC-842. (1)

The table below presents lease related terms and discount rates as of June 30, 2020:

As of June 30, 2020
Weighted average remaining lease term Operating leases	3.8 years
Weighted average discount rate Operating leases	4.2%

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating lease cost	$15,634	$18,094	$(2,460)	(13.6)%

	Nine Months Ended June 30,
	2020	2019	$ Change	% Change
Operating lease cost	$51,000	$55,897	$(4,897)	(8.8)%

The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2020 (in thousands):

Periods Ending June 30,	Total Maturities
2020	$9,390
2021	47,377
2022	33,216
2023	15,947
2024	14,682
Thereafter	1,654
Less: Interest	$(7,892)
Amounts recorded in the Consolidated Balance Sheet	$114,374

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2019 (in thousands):

Periods Ending September 30,	Total Payments
2020	$47,814
2021	46,007
2022	31,090
2023	13,726
2024	13,185
Thereafter	1,368
Total	$153,190

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

The total purchase commitment under these agreements is approximately $108.0 million.

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

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended December 31, 2018. The following is a reconciliation of the captions in the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	September 30,
	2020	2019
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$64,934	$68,855
Restricted cash	3,444	3,646
Cash, cash equivalents, and restricted cash in Condensed Consolidated Statement of Cash Flows	$68,378	$72,501

The restricted cash balance primarily includes deposits in trust accounts to collateralize letters of credit and to fund workers' compensation claims, landing fees, and other business needs.
18.	Subsequent Events

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 66 cities in 29 states, the District of Columbia and Mexico. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2020, we operated a fleet of 145 aircraft with approximately 175 daily departures. We operate 54 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For the three months ended June 30, 2020, approximately 40% of our aircraft in scheduled service were operated for United and approximately 60% were operated for American. All of our operating revenue in our fiscal year ended September 30, 2019 (our "2019 fiscal year") and the nine months ended June 30, 2020 was derived from operations associated with our American and United Capacity Purchase Agreements.

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

Impact of the COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as “coronavirus”. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread, including in all of the markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses; “shelter in place” and other governmental regulations; reduced spending due to both job losses and other effects attributable to COVID-19; and an unprecedented decline in air travel.

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. The length and severity of the reduction in demand due to the pandemic remains uncertain. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. The exact timing and pace of a recovery in demand is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of our revenue is fixed due to the structure of our capacity purchase agreements, the impact to Mesa will be partially mitigated or offset. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While the fixed revenue remains mostly unchanged, the variable revenue based on the number of block hours was significantly reduced in the last few weeks in March and in the June 2020 quarter. We may experience further reductions in subsequent quarters. The Company further reports that, beginning in March 2020, it experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus. As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated at significantly lower block hours in the June 2020 quarter. While there has been a modest demand recovery, the Company anticipates similar schedule reductions will likely continue into the fourth quarter of 2020 and may continue throughout the remainder of calendar year 2020 and into 2021.

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

Balance Sheet, Cash Flow and Liquidity. As of June 30, 2020, our cash and cash equivalents balance was $64.9 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Reducing planned heavy engine and airframe maintenance events by approximately $16.8 million in the current fiscal year.
▪	Working with our major airline partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.
▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.
▪

In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received $46.3 million as of June 30 and the remaining $46.2 million is scheduled to be paid to Mesa in three equal monthly payments from July to September 2020. $43.0 million has been utilized to offset the payroll expenses in the quarter ended June 30, 2020 and $3.3 million has been deferred to offset future payroll costs.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have been allocated $277.0 million under the loan program. We are in ongoing discussions with the U.S. Department of the Treasury regarding the terms and our participation level of such a loan.

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

Maintenance. Maintenance includes costs related to salaries and benefits earned by our maintenance personnel, engine overhauls, airframe, landing gear and normal recurring maintenance, which includes pass-through maintenance costs related to our E-175 aircraft, as well as maintenance lease return obligations on our leased aircraft when the expense is probable and can be reasonably estimated. We record these expenses using the direct expense method of accounting, wherein the expense is recognized when the maintenance work is completed, or over the repair period, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. As a result of using the direct expense method, the timing of maintenance expense reflected in the financial statements may vary significantly period to period.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

We had operating income of $15.2 million in our three months ended June 30, 2020 compared to operating income of $17.1 million in our three months ended June 30, 2019.  In our three months ended June 30, 2020, we had net income of $3.4 million compared to net income of $3.0 million in our three months ended June 30, 2019.  Our operating results for the three months ended June 30, 2020 reflected a decrease in contract revenue primarily related to lower flying on all our fleets due to the impact of COVID-19 and decrease in pass-through and other revenues primarily due to a decrease in maintenance pass-through expense.

Our maintenance expense decreased primarily due to fewer engine heavy maintenance events due to timing and a decrease in component contracts and rotable and expendable parts as a result of less flying.  Flight operations expense also decreased this quarter due to lower pilot and flight attendant wages and pilot training expenses.  We also had a decrease in lease termination expense relating to the purchase of ten CRJ-700 aircraft in June 2019 that were previously leased under our GECAS Lease Facility. In addition, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

Operating Revenues

	Three Months Ended Jun 30,
	2020	2019	Change
Operating revenues ($ in thousands):
Contract	$71,648	$170,366	$(98,718)	(57.9)%
Pass-through and other	1,451	9,858	(8,407)	(85.3)%
Total operating revenues	$73,099	$180,224	$(107,125)	(59.4)%

Operating data:
Available seat miles—ASMs (thousands)	783,702	2,724,961	(1,941,259)	(71.2)%
Block hours	31,622	114,042	(82,420)	(72.3)%
Revenue passenger miles—RPMs (thousands)	314,422	2,211,275	(1,896,853)	(85.8)%
Average stage length (miles)	567	580	(13)	(2.2)%
Contract revenue per available seat mile—CRASM (in cents)	¢ 9.14	¢ 6.25	¢ 2.89	46.2%
Passengers	548,705	3,770,683	(3,221,978)	(85.4)%

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

Total operating revenue decreased by $107.1 million, or 59.4%, to $73.1 million for our three months ended June 30, 2020 as compared to our three months ended June 30, 2019. Contract revenue decreased by $98.7 million, or 57.9%, to $71.6 million primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleets as a result of COVID-19.  Our block hours flown during our three months ended June 30, 2020 decreased 72.3% compared to the three months ended June 30, 2019 due to decreased flying on all our fleets. Our pass-through and other revenue decreased during our three months ended June 30, 2020 by $8.4 million, or 85.3%, to $1.5 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

During the three months ended June 30, 2020, the Company completed a significantly lower than normal number of flights due to the impact of COVID-19. Since the revenue recognition is based on number of flights completed, the fixed amount of cash received exceeded the revenue recognized based on the number of flights completed during the quarter. Under US GAAP, the fixed monthly payments are recognized as revenue ratably based on completed flights over the contract term. As a result, the Company deferred $16.0 million of revenue in the three months ended June 30, 2020. The deferred revenue will be recognized when flights are completed over the remaining contract term.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$29,664	$53,025	$(23,361)	(44.1)%
Fuel	146	211	(65)	(30.8)%
Maintenance	22,591	54,322	(31,731)	(58.4)%
Aircraft rent	15,582	12,875	2,707	21.0%
Aircraft and traffic servicing	538	978	(440)	(45.0)%
General and administrative	11,737	12,435	(698)	(5.6)%
Depreciation and amortization	20,635	19,761	874	4.4%
Lease Termination	—	9,540	(9,540)	(100.0)%
CARES Act grant recognition	(43,018)	—	(43,018)	100.0%
Total operating expenses	$57,875	$163,147	$(105,272)	(64.5)%

Operating data:
Available seat miles—ASMs (thousands)	783,702	2,724,961	(1,941,259)	(71.2)%
Block hours	31,622	114,042	(82,420)	(72.3)%
Average stage length (miles)	567	580	(13)	(2.2)%
Departures	18,092	61,798	(43,706)	(70.7)%

Flight Operations. Flight operations expense decreased $23.4 million, or 44.1%, to $29.7 million for three months ended June 30, 2020 compared to the same period in 2019.  The decrease was primarily driven by a decrease in pilot and flight attendant wages, pilot training related costs, and employee related expense as a result of less flying due to COVID-19. The decrease was also due to $5.0 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the quarter ended June 30, 2020.

Fuel. Fuel expense decreased $0.1 million, or 30.8%, to $0.1 million for three months ended June 30, 2020 compared to the same period in 2019.  The decrease was primarily driven by a decrease in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our three months ended June 30, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $31.7 million, or 58.4%, to $22.6 million for three months ended June 30, 2020 compared to the same period in 2019. This decrease was primarily driven by a decrease in engine overhaul, component contracts, other pass-through, and labor and other expenses. Total pass-through maintenance expenses reimbursed by our major airline partners decreased by $7.7 million during our three months ended June 30, 2020.

The following table presents information regarding our maintenance costs during our three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Engine overhaul	$2,816	$9,508	$(6,692)	(70.4)%
Pass-through engine overhaul	402	1,856	(1,454)	(78.3)%
C-check	2,096	4,417	(2,321)	(52.5)%
Pass-through C-check	762	—	762	100.0%
Component contracts	3,162	9,353	(6,191)	(66.2)%
Rotable and expendable parts	3,381	6,620	(3,239)	(48.9)%
Other pass-through	(3,660)	3,368	(7,028)	(208.7)%
Labor and other	13,632	19,200	(5,568)	(29.0)%
Total	$22,591	$54,322	$(31,731)	(58.4)%

Aircraft Rent. Aircraft rent expense increased $2.7 million, or 21.0%, to $15.6 million for three months ended June 30, 2020 compared to the same period in 2019. The increase is due to $4.9 million in additional engine rent expense offset by a $2.1 million decrease in aircraft lease expense as a result of purchasing ten CRJ-700 aircraft in June 2019 which were previously leased under the GECAS Lease Facility.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.4 million, or 45.0%, to $0.5 million for three months ended June 30, 2020 compared to the same period in 2019. The decrease is primarily due to a decrease in pass-through regulatory charges. For our three months ended June 30, 2020 and 2019, 7.9% and 56.8%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $0.7 million, or 5.6%, to $11.7 million for three months ended June 30, 2020 compared to the same period in 2019. The decrease is primarily due to a decrease in wages and pass-through insurance expense, partially offset by an increase in property taxes. For our three months ended June 30, 2020 and 2019, $3.9 million and $3.7 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 4.4%, to $20.6 million for three months ended June 30, 2020 compared to the same period in 2019. The increase is primarily attributable to an increase in depreciation expense related to the purchase of ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility.  The increase is partially offset by a decrease in aircraft enhancement depreciation.

Lease Termination. Lease termination expense decreased $9.5 million, or 100.0%, to $0.0 million for three months ended June 30, 2020 compared to the same period in 2019. We incurred a lease termination expense for the ten CRJ-700 aircraft purchased in June 2019 that were previously leased under the GECAS facility.

CARES Act Grant Recognition. CARES Act grant recognition increased $43.0 million, or 100.0%, to $43.0 million for three months ended June 30, 2020 compared to none in the same period in 2019. Under the CARES Act, the government provided the company $46.3 million in payroll support during the quarter ended June 30, 2020. The company has recorded $43.0 million to offset the payroll expenses in the quarter ended June 30, 2020 and $3.3 million has been deferred to offset the future payroll costs. The support offsets payroll expenses recorded in the functional areas of the operating expense lines.

Other Expense

Other expense decreased $2.9 million, or 22.1%, to $10.3 million for three months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily a result of a decrease in outstanding aircraft principal balances.

Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 30.7% for the three months ended June 30, 2020 and 22.2% for the three months ended June 30, 2019. The Company's current year effective tax rate increased compared to the prior year tax rate as a result of an increase to permanent differences between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers. In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

The income tax provision for the three months ended June 30, 2020 results in an effective tax rate of 30.7%, which differs from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, routine stock vestings and exercises, and changes in state apportionment and state statutory rates.

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

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

We had operating income of $56.3 million in our nine months ended June 30, 2020 compared to operating income of $90.7 million in our nine months ended June 30, 2019.  In our nine months ended June 30, 2020, we had net income of $16.0 million compared to net income of $35.3 million in our nine months ended June 30, 2019.  Our operating results for the nine months ended June 30, 2020 reflected a decrease in contract revenue primarily related to the decrease in flying due to COVID-19.

Our flight operations expense decreased this quarter due to lower pilot and flight attendant wages and pilot training expenses as a result of less flying due to COVID-19.  Our maintenance expense increased primarily due to more airframe C-Checks and engine heavy maintenance events due to timing of events.  We also had an increase in depreciation expense primarily due to the purchase of ten CRJ-700 aircraft that were previously leased under our GECAS Lease Facility.  We had a decrease in lease termination expense relating to the purchase of ten CRJ-700 aircraft in June 2019 that were previously leased under our GECAS Lease Facility. In addition, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

	Nine Months Ended June 30,
	2020	2019	Change
Operating revenues ($ in thousands):
Contract	$409,228	$510,586	$(101,358)	(19.9)%
Pass-through and other	27,802	24,941	2,861	11.5%
Total operating revenues	$437,030	$535,527	$(98,497)	(18.4)%

Operating data:
Available seat miles—ASMs (thousands)	6,131,028	8,088,146	(1,957,118)	(24.2)%
Block hours	255,488	341,071	(85,583)	(25.1)%
Revenue passenger miles—RPMs (thousands)	4,251,169	6,402,057	(2,150,888)	(33.6)%
Average stage length (miles)	591	582	9	1.5%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.67	¢ 6.31	¢ 0.36	5.7%
Passengers	7,084,255	10,874,745	(3,790,490)	(34.9)%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue decreased by $98.5 million, or 18.4%, to $437.0 million for our nine months ended June 30, 2020 as compared to our nine months ended June 30, 2019. Contract revenue decreased by $101.4 million, or 19.9%, to $409.2 million primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleets as a result of COVID-19.  Our block hours flown during our nine months ended June 30, 2020 decreased 25.1% compared to the nine months ended June 30, 2019 primarily due to decreased flying on all of our fleets. Our pass-through and other revenue increased during our nine months ended June 30, 2020 by $2.9 million, or 11.5%, to $27.8 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

During the three months ended June 30, 2020, the Company completed a significantly lower than normal number of flights due to the impact of COVID-19. Since the revenue recognition is based on number of flights completed, the fixed amount of cash received exceeded the revenue recognized based on the number of flights completed during the quarter. Under US GAAP, the fixed monthly payments are recognized as revenue ratably based on completed flights over the contract term. As a result, the Company deferred $16.0 million of revenue in the three months ended June 30, 2020. The deferred revenue will be recognized when flights are completed over the remaining contract term.

Operating Expenses

	Nine Months Ended June 30,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$135,199	$155,636	$(20,437)	(13.1)%
Fuel	504	433	71	16.4%
Maintenance	145,021	139,504	5,517	4.0%
Aircraft rent	39,196	41,104	(1,908)	(4.6)%
Aircraft and traffic servicing	2,938	2,977	(39)	(1.3)%
General and administrative	39,233	38,121	1,112	2.9%
Depreciation and amortization	61,656	57,528	4,128	7.2%
Lease Termination	—	9,540	(9,540)	(100.0)%
CARES Act grant recognition	(43,018)	—	(43,018)	100.0%
Total operating expenses	$380,729	$444,843	$(64,114)	(14.4)%

Operating data:
Available seat miles—ASMs (thousands)	6,131,028	8,088,146	(1,957,118)	(24.2)%
Block hours	255,488	341,071	(85,583)	(25.1)%
Average stage length (miles)	591	582	9	1.5%
Departures	136,252	182,557	(46,305)	(25.4)%

Flight Operations. Flight operations expense decreased $20.4 million, or 13.1%, to $135.2 million for nine months ended June 30, 2020 compared to the same period in 2019.  The decrease was primarily driven by a decrease in pilot and flight attendant wages, pilot training related costs, and employee related expense as a result of less flying due to COVID-19. The decrease was also due to $5.0 million in tax credits provided by the Employee Retention Credit under the CARES Act related to the quarter ended June 30, 2020

Fuel. Fuel expense increased $0.1 million, or 16.4%, to $0.5 million for nine months ended June 30, 2020 compared to the same period in 2019.  The increase was primarily driven by an increase in ferry flight fuel. All fuel costs related to flying under our capacity purchase agreements during our nine months ended June 30, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs increased $5.5 million, or 4.0%, to $145.0 million for nine months ended June 30, 2020 compared to the same period in 2019. This increase was primarily driven by an increase in engine overhaul expense, airframe C-Check expense, offset by a decrease in component contracts, rotable and expendable, and other pass-through expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $2.6 million during our nine months ended June 30, 2020.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2020 and 2019 (in thousands):

	Nine Months Ended June 30,
	2020	2019	Change
Engine overhaul	$25,361	$17,738	$7,623	43.0%
Pass-through engine overhaul	2,956	3,044	(88)	(2.9)%
C-check	14,787	10,629	4,158	39.1%
Pass-through C-check	5,856	—	5,856	100.0%
Component contracts	22,243	27,726	(5,483)	(19.8)%
Rotable and expendable parts	18,247	21,397	(3,150)	(14.7)%
Other pass-through	5,188	8,393	(3,205)	(38.2)%
Labor and other	50,383	50,577	(194)	(0.4)%
Total	$145,021	$139,504	$5,517	4.0%

Aircraft Rent. Aircraft rent expense decreased $1.9 million, or 4.6%, to $39.2 million for nine months ended June 30, 2020 compared to the same period in 2019. The decrease is attributable to a $9.9 million decrease in aircraft lease expense as a result of purchasing ten CRJ-700 aircraft in June 2019 which were previously leased under the GECAS Lease Facility, offset by an $8.0 million increase in engine rent due to additional engine rent expense.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.04 million, or 1.3%, to $2.9 million for nine months ended June 30, 2020 compared to the same period in 2019. The decrease is primarily due to a decrease in pass-through regulatory charges, offset by an increase in interrupted trip expense. For our nine months ended June 30, 2020 and 2019, 31.3% and 57.1%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $1.1 million, or 2.9%, to $39.2 million for nine months ended June 30, 2020 compared to the same period in 2019. The increase is primarily due to an increase in pass-through property tax, partially offset by a decrease in legal expense. For our nine months ended June 30, 2020 and 2019, $13.2 million and $11.3 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $4.1 million, or 7.2%, to $61.7 million for nine months ended June 30, 2020 compared to the same period in 2019. The increase is primarily attributable to an increase in depreciation expense related to the purchase of ten CRJ-700 aircraft which were previously leased under the GECAS Lease Facility.  The increase was also partially related to the purchase of rotable inventory, partially offset by a decrease in aircraft improvement depreciation.

Lease Termination. Lease termination expense decreased $9.5 million, or 100.0%, to $0.0 million for nine months ended June 30, 2020 compared to the same period in 2019. We incurred a lease termination expense for the ten CRJ-700 aircraft purchased in June 2019 that were previously leased under the GECAS facility.

CARES Act Grant Recognition. CARES Act grant recognition increased $43.0 million, or 100.0%, to $43.0 million for three months ended June 30, 2020 compared to none in the same period in 2019. Under the CARES Act, the government provided the company $46.3 million in payroll support during the quarter ended June 30, 2020. The company has recorded $43.0 million to offset the payroll expenses in the quarter ended June 30, 2020 and $3.3 million has been deferred to offset the future payroll costs. The support offsets payroll expenses recorded in the functional areas of the operating expense lines.

Other Expense

Other expense decreased $10.6 million, or 23.9%, to $33.9 million for nine months ended June 30, 2020, compared to the same period in 2019. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our new Spare Engine Facility and a decrease in outstanding aircraft principal balances. Additionally, we had one-time $3.6 million early termination fee related to our engine financing in the nine months ended June 30, 2019.  We also saw a decrease in interest income.

Income Taxes

The income tax expense (benefit) totaled $6.4 million for the nine months ended June 30, 2020 as compared to a tax expense (benefit) of $10.9 million for the nine months ended June 30, 2019. The effective tax rate was 28.3% versus 23.6% in the prior year.

The effective tax rate for the nine months ended June 30, 2020 was impacted by permanent difference between book and taxable income in the deductibility of meals, employer provided parking, and compensation of officers. The effective rate was also impacted by changes in the valuation allowance against state net operating losses, vesting and exercises of stock compensation, and changes in state apportionment and state statutory rates.

We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations.  We are generally no longer subject to income tax examination by tax authorities for years prior to 2017 and 2015 for federal and state purposes, respectively, with the exception of the examination of our net operating losses.  The balance of unrecognized tax benefits is not anticipated to fluctuate significantly from fiscal 2019 to fiscal 2020.  It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the periods presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Reconciliation:
Net income	$3,419	$3,007	$16,089	$35,337
Income tax expense	1,517	856	6,359	10,891
Income before taxes	$4,936	$3,863	$22,448	$46,228
Adjustments (1)	—	9,540	—	13,156
Adjusted income before taxes	$4,936	$13,403	$22,448	$59,384
Interest expense	10,368	13,496	34,668	42,110
Interest income	(1)	(733)	(95)	(1,188)
Depreciation and amortization	20,635	19,761	61,656	57,528
Adjusted EBITDA	$35,938	$45,927	$118,677	$157,834
Aircraft rent	15,582	12,875	39,196	41,104
Adjusted EBITDAR	$51,520	$58,802	$157,873	$198,938

(1)	We have added non-GAAP adjustments for costs associated with lease termination, loss on extinguishment of debt and write-off of associated financing fees:

▪

Our financial results include lease termination expense of $9.5 million for the three and nine months ended June 30, 2019 related to our acquisition of ten CRJ-700 which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the “GECAS Lease Facility”).

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

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

Reducing planned heavy engine and airframe maintenance events by approximately $16.8 million in the current fiscal year.

Working with major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.

One of our aircraft lenders has agreed to defer $28.0 million of principal debt payments otherwise due beginning on March 19, 2020, to and including September 30, 2020.  All deferred payments will be due in a lump sum payment on September 30, 2020 per a letter agreement dated April 9, 2020. Although the agreement is to pay the full amount back on September 30, 2020, the Company is seeking more favorable repayment terms from the lender. No assurance can be given that we will be successful in further modifying or securing more favorable repayment terms. The company performed a debt modification accounting assessment and determined that this event is a debt modification and no changes to the current accounting treatment is required.

In June 2020, the Company amended its RASPRO aircraft agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5,2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concession provided by a lessor. This event is not a lease modification and requires changes to current accounting treatment.

In April 2020, we were granted $92.5 million in emergency relief through the payroll support program of the CARES Act to be paid in installments through September 2020. We received $46.3 million as of June 2020, and the remaining $46.2 million is scheduled to be paid to Mesa in three equal monthly payments from July to September 2020. $43.0 million has been utilized to offset the payroll expenses in the quarter ended June 30, 2020 and $3.3 million has been deferred to offset future payroll costs.

The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation.

         The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We have been allocated $277.0 million under the loan program. We are in ongoing discussions with the U.S. Department of the Treasury regarding the terms and our participation level of such a loan.

The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company expects to defer approximately $7.0 million of such taxes, with 50% of the deferred amount to be repaid on December 31, 2021 and the remaining 50% to be repaid on December 31, 2022.

These aforementioned reliefs from the CARES Act are expected to provide liquidity during the stay at home and recovery periods this year.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance from the CARES Act, and cash flows from operations. As of June 30, 2020, we had $65 million in unrestricted liquidity. Additionally, we have five unencumbered CRJ-700 aircraft available to use as collateral for potential financing arrangements if needed. However, we continue to monitor the impact of the pandemic, including its adverse effect on customer demand, the general economy, and our major airline partners. Should the effects of the pandemic continue long-term, our capital requirements and sources of capital may be adversely impaired. See Part II, Item 1A, Risk Factors for additional discussion.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our credit and guaranty agreement (the "CIT Revolving Credit Facility") pursuant to which the CIT Lenders committed to lend to Mesa Airlines and Mesa Air Group—Airline Inventory Management, LLC, ("MAG-AIM") revolving loans in the aggregate principal amount of up to $35.0 million. As of June 30, 2020, $12.0 million remains available for borrowing until the facility matures on August 12, 2022.

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

Our ability to service our long-term debt obligations, including our equipment notes, to remain in compliance with the various covenants contained in our debt agreements and to fund our working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to other factors, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the three months ended June 30, 2020 is approximately 6.4% which is higher compared to our historical expense of approximately 1.2% to 1.5% of annual revenues not only due to expenses incurred related to aircraft enhancements but also a decrease in revenue due to the COVID-19 pandemic impact on the airline industry. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents of $64.9 million. In addition, we had restricted cash of $3.4 million as of June 30, 2020. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Primary uses of liquidity are capital expenditures, and debt repayments. As of June 30, 2020, we had $176.9 million of short-term debt, excluding financing leases, and $586.9 million of long-term debt excluding financing leases.

Sources of cash for the nine months ended June 30, 2020 were primarily cash flows from operations of $103.6 million. This positive cash flow was primarily driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of June 30, 2020, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to such agreement, $3.5 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended June 30, 2020 and 2019 (in thousands):

	Nine Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$103,601	$114,077
Net cash used in investing activities	(25,114)	(96,033)
Net cash used in by financing activities	(82,610)	(41,622)
Net decrease in cash and cash equivalents	(4,123)	(23,578)
Cash and cash equivalents at beginning of period	72,501	107,134
Cash and cash equivalents at end of period	$68,378	$83,556

Net Cash Flow Provided By Operating Activities

During our nine months ended June 30, 2020, cash flow provided by operating activities was $103.6 million. We had net income of $16.1 million adjusted for the following significant non-cash items: depreciation and amortization of $61.7 million, stock-based compensation of $3.5 million, deferred income taxes of $5.9 million, long-term deferred revenue of $12.2 million, amortization of deferred credits of $(2.9) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $3.2 million, $0.5 million loss on disposal of assets and provision for obsolete expendable parts of $0.3 million. We had a net change of $3.1 million within other net operating assets and liabilities largely driven by an increase in accrued liability during our nine months ended June 30, 2020.

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

Net Cash Flows Used In Investing Activities

During our nine months ended June 30, 2020, net cash flow used in investing activities totaled $(25.1) million. We invested $(11.0) million in spare engines and (3.8) million in aircraft improvements, $(8.4) million in inventory, $(1.9) million in tools and miscellaneous projects and $(13.8) million in lease and equipment deposits offset by $13.9 million from the return of lease and equipment deposits.

During our nine months ended June 30, 2019, net cash flow used in investing activities totaled $(96.0) million. We invested $116.7 million in ten aircraft and seven spare engines and aircraft improvements, offset by $20.1 million from sales of investment securities, and $0.6 million in equipment deposits

Net Cash Flows Used In Financing Activities

During our nine months ended June 30, 2020, net cash flow used in financing activities was $(82.6) million. We drew $23.0 million from our $35.0 million working capital draw loan for operational needs. We made $(104.0) million of principal repayments on long-term debt during the period. We incurred $(1.4) million of costs related to debt financing and $(0.5) million of costs related to the repurchase of shares of our common stock.

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

Commitments and Contractual Obligations

There have been no material changes outside of the ordinary course of business in our commitments and contractual obligations from those specified in our Form 10-K for the fiscal year ended September 30, 2019.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 2: "Summary of Significant Accounting Policies" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2019 Form 10-K under the heading "Critical Accounting Policies."

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 4: "Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2020, we had $510.4 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.6 million in the twelve months ended June 30, 2020.

As of June 30, 2020, we had $270.8 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2020.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 20, 2020, we had $510.4 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 10-K”), as updated by the information disclosed in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Second Quarter Form 10-Q”), each of which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in the 2019 Form 10-K and the Second Quarter Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to the travel industry and on our major airlines partners.

We have updated our existing risk factors to add the following risk factor related to recent developments.  Except for the updates set forth below, there have been no material changes in our risk factors from those disclosed in our 2019 10-K, as updated in our Second Quarter 10-Q.

The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted the business of our airline partners, American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and in turn had had an adverse impact that has been material to our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.

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

In response to this material deterioration in demand, both American and United made significant cuts in capacity in their domestic and international schedules in April and announced their expectations regarding making further reductions in May and plans to proactively evaluate and cancel flights on a rolling 90-day basis until they see signs of a recovery in demand. These capacity reductions have impacted flights operated by the Company.  The initiatives and measures put in place to limit the spread of the virus has and will continue to have a materially adverse impact on our business. The Company further reports that, beginning in March 2020, it has experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus. As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated at significantly lower block hours in the third quarter of 2020. While there has been a modest demand recovery, the Company anticipates similar schedule reductions will likely continue into the fourth quarter of 2020 and may continue throughout the remainder of 2020 and the foreseeable future.

As a result of the foregoing, the Company has implemented cost saving initiatives, including reducing employee-related costs through voluntary unpaid leaves, compensation reductions for Executive level employees, a company-wide hiring freeze, and delaying non-essential heavy maintenance expense and reducing or suspending discretionary spending,  We have also taken steps to increase liquidity and strengthen our financial position, including reducing planned heavy engine and airframe maintenance, working with major partners and OEMs to delay the timing of the delivery of our future aircraft and spare engine deliveries, and drawing $23 million under our previously undrawn revolving credit facility.  While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient to sustain our business operations through this pandemic.

We have taken and intend to take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act.  In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act.  We received $46.3 million as of June 2020 and expect to receive the remaining $46.2 million in three equal installments from July to September 2020.  The Company is also considering borrowing up to approximately $277 million from the U.S. Treasury Department pursuant to the loan program under the CARES Act. In connection with the financial assistance we have received and expect to receive under this legislation, we will be required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the Payroll Support Program be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 2020; the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation.  The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.

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

The Company has a significant amount of debt and other contractual obligations and intends to seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.

The Company has a significant amount of debt and other contractual obligations, including debt incurred in connection with the acquisition of aircraft and aircraft engines, and long-term lease obligations primarily relating to our aircraft fleet. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.

In addition, in response to the travel restrictions, decreased demand for air travel and other effects the COVID-19 pandemic has had and is expected to have on our major airline partners and, in turn, on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the proposed drawing of loans under the loan program of the CARES Act.

There can be no assurance as to the timing of any such incurrence, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. As of June 30, 2020, we had total long-term debt of $777.7 million (including current portion of $176.8 million) and $12.0 million available for borrowing under our CIT Revolving Credit Facility at June 30, 2020. We received $46.3 million under the payroll support program under the CARES Act as of June 30, 2020, and expect to receive the remaining $46.2 million in three equal payments from July to September 2020. As discussed elsewhere in this Quarterly Report on Form 10-Q, we are eligible for a $277.0 million loan under the loan program of the CARES Act.

The Company's substantial level of indebtedness, the Company's non-investment grade credit ratings and the availability of Company assets as collateral for loans or other indebtedness, which available collateral would be reduced as a result of any CARES Act loan program borrowings and other future liquidity-raising transactions, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in the 2019 Form 10-K, as updated by the Second Quarter 10-Q and this report, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company's cash flow available to fund its working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.

A material reduction in the Company's liquidity could also result in the Company not being able to timely pay its leases and debts or comply with material provisions of its contractual obligations, including covenants under its financing agreements and leases with, among others, CIT, Export Development Canada, and RASPRO Trust 2005. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume or suffer to exist any liens.

In addition to the foregoing, the degree to which we are leveraged could have important consequences to holders of our securities, including the following:

▪

we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness, which, in turn, reduces funds available for operations and capital expenditures;

▪	our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;

▪	we may be at a competitive disadvantage relative to our competitors with less indebtedness;

▪	we are rendered more vulnerable to general adverse economic and industry conditions;

▪	we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates; and

▪	our credit ratings may be reduced and our debt and equity securities may significantly decrease in value.

See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of June 30, 2020.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation which, assuming we receive a secured loan from Treasury, will remain in place through the date that is one year after such secured loan is fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

The Inability to Secure Financing for the Twenty New E-175 Aircraft Scheduled for Delivery Beginning in September 2020 May Negatively Affect Our Prospects, Operations and Financial Condition.

           As we previously reported, our United Capacity Purchase Agreement provides for the addition of twenty (20) new Embraer E175 aircraft to the scope of such Agreement.  We intend to finance and own these new aircraft and operate them for a period of twelve (12) years from the in-service date.  While deliveries of the new E-175 aircraft are scheduled to begin in September 2020 and continue through June 2021, as of the date of this Quarterly Report on Form 10-Q, given the current COVID-19 environment, we do not currently have the financing in place to acquire and take delivery of such aircraft.  If we are unable to secure such financing on a timely basis or at all, we could forfeit the right to acquire some or all of such aircraft.  A loss of the aircraft to a competitor could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 112,587 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards and warrant exercises during the nine months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1**	Twenty- First Amendment to Code Share and Revenue Sharing Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: August 10, 2020	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)