Form 10-K
period 2020-09-30
MESA AIR GROUP INC
filed 2020-12-14
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant's most recently completed 3rd fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliate of the registrant was approximately $121,825,139.

As of September 30, 2020, the registrant had 35,526,918 shares of common stock, no par value per share, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2020

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors."   Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms the "Company," "Mesa Airlines," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated.  We do not assume any obligation to revise or update any forward-looking statements.

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

▪	the direct operation of regional jets by our major airline partners;
▪

the financial strength of our major airline partners and their ability to successfully manage their businesses through the unprecedented decline in air travel attributable to the COVID-19 pandemic or any other public health epidemic;

▪	limitations on our ability to expand regional flying within the flight systems of our major airline partners' and those of other major airlines;
▪	our significant amount of debt and other contractual obligations;
▪	our compliance with ongoing financial covenants under our credit facilities; and
▪	our ability to keep costs low and execute our growth strategies.

Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports we have filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic.  While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I

ITEM 1.  BUSINESS

General

Mesa Airlines is a regional air carrier providing scheduled passenger service to 102 cities in 39 states, the District of Columbia and Mexico. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United") (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2020, we operated a fleet of 146 aircraft with approximately 373 daily departures. We operate 54 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700 and 60 E-175 aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). For our fiscal year ended September 30, 2020, approximately 52% of our revenues were earned under the American CPA and approximately 48% were earned under United CPA. All of our operating revenue in our 2020, 2019 and 2018 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

Our capacity purchase agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (measured from takeoff to landing, including taxi time) and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major airline partners. Our capacity purchase agreements also shelter us, to an extent, from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major airline partners. Our major airline partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

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

COVID-19 Pandemic

COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our revenue and operating results during fiscal 2020, and we expect that it will continue to have an impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

Our Business Strategy

Our business strategy consists of the following elements:

Maintain Low-Cost Structure

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

Attractive Work Opportunities

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

Maintain a Prudent and Conservative Capital Structure

We intend to continue to maintain a prudent capital structure. We believe that the strength of our balance sheet and credit profile will enable us to optimize terms with lessors and vendors and, when preferred by our major airline partners, allow us to procure and finance aircraft on competitive terms.

Minimize Tail Risk

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

Aircraft Fleet

We fly only large regional jets manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. ("Embraer"). Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States, which allows us to enjoy operational, recruiting and cost advantages over other regional airlines that operate smaller regional aircraft from less prominent manufacturers.

As of September 30, 2020, we had 146 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (76 seats)	Canadair Regional Jet-700 (70 seats)	Canadair Regional Jet-900 (76-79 seats)(1)	Canadair Regional Jet-200 (50 seats)(2)	Boeing 737 (Cargo)	Total
American Eagle	—	—	54	—	—	54
United Express	60	20	—	—	—	80
DHL	—	—	—	—	1	1
Subtotal	60	20	54	—	1	135
Unassigned	—	—	10	1	—	11
Total	60	20	64	1	1	146

(1)	As of September 30, 2020, the Company is utilizing ten aircraft to support our American Capacity Purchase Agreement.
(2)	CRJ-200 is an operational spare not assigned for service under our capacity purchase agreements.

The following table lists the aircraft we own and lease as of September 30, 2020:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	42	(1)	60	76
CRJ-900 Regional Jet	48	16		64	76/79
CRJ-700 Regional Jet	18	2		20	70
CRJ-200 Regional Jet	1	—		1	50
Boeing 737 Cargo Jet		1	(2)	1
Total	85	61		146

(1)	These aircraft are owned by United and leased to us at nominal amounts.
(2)	This aircraft is subleased to us by DHL.

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

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our capacity purchase agreements for our fiscal years ended September 30, 2020 and 2019, respectively:

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)				(in thousands)
American	3,212,283	$276,870	¢	8.62	4,735,534	$376,506	¢	7.95
United	4,369,223	$229,720	¢	5.26	6,128,089	$306,328	¢	5.00
Total	7,581,506	$506,590	¢	6.68	10,863,623	$682,834	¢	6.29

American Capacity Purchase Agreement

As of September 30, 2020, the Company operated 54 CRJ-900 aircraft for American under our American Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

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

On June 11, 2020, the Company entered into the Twenty-First Amendment to the American Capacity Purchase Agreement effective April 1, 2020. The amendments included the addition of utilization-based credits, entitling American to payment credits for the period April 1, 2020 through September 30, 2020, based upon the achievement of agreed upon aircraft utilization thresholds, subject to Mesa’s receipt of previously approved funds under the CARES Act.

At September 30, 2020, our American Capacity Purchase Agreement was scheduled to terminate with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. As of the date of this filing, we have entered into an Amended and Restated Capacity Purchase Agreement, dated November 19, 2020 (the “Amended and Restated American Capacity Purchase Agreement”), which is effective January 1, 2021 and amends and restates our existing Capacity Purchase Agreement with American dated March 20, 2001 (as theretofore amended).  This Amended and Restated Capacity Purchase Agreement covers 40 aircraft and provides for a new five-year term ending December 31, 2025.  The Amended and Restated American Capacity Purchase Agreement is subject to termination prior December 31, 2025, subject to our right to cure, in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;
▪	Failure by us or American to perform the covenants, conditions or provisions of our American Capacity Purchase Agreement, subject to certain notice and cure rights;
▪

If our FAA or DOT certification used in connection with our scheduled flights is for any reason suspended, revoked or materially impaired or otherwise not in full force and effect and we have not resumed operations, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the agreement;

▪	If our controllable flight completion rate or our controllable on the time departures fall below certain levels for a specified period of time, subject to our right to cure; or
▪

Upon the occurrence of a force majeure event (as defined in the Capacity Purchase Agreement) that lasts for a specified period of consecutive days and affects our ability to operate scheduled flights, including a future epidemic or pandemic;

▪	If a labor dispute affects our ability to operate over a specified number of days or we operate in violation of any existing American collective bargaining agreement; or
▪	Upon a change in our ownership or control without the written approval of American.

At September 30, 2020, under the terms of the American Capacity Purchase Agreement American had the right, in lieu of termination to withdraw up to an aggregate of 14 aircraft from service there under. Upon any such withdrawal, American's payments to us would be correspondingly reduced by the number of withdrawn aircraft. As of September 30, 2020, American exercised its right to permanently withdraw ten aircraft from the American Capacity Purchase Agreement due to the Company's failure to meet certain performance metrics.

Under the Amended and Restated American Capacity Purchase Agreement, American has the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, provided that for the 6-month period ending June 30, 2021, American may only exercise this right if the number of mainline narrow body aircraft in American’s fleet has been reduced by a specified number of aircraft during such period, (ii) five aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter they have the right to remove the last 20 aircraft;

United Capacity Purchase Agreement

As of September 30, 2020, we operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

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

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement. Under this amendment and restatement, these new aircraft were to be financed and owned by us and operated for a period of twelve (12) years from the in-service date. Deliveries of the new E175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021.  Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028. In addition, we own 18 E-175 aircraft that expire in 2028. As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned to the new service provider. United has a right to purchase the CRJ-700 aircraft at the then fair market value.

On November 4, 2020, we amended and restated our United Capacity Purchase Agreement to, among other things, amend the ownership by United, in lieu of Mesa Airlines, of the 20 new E175LL aircraft. Under this new amendment, these aircraft will be now financed by United and leased to the Company to operate for a period of twelve (12) years from the in-service date. We agreed to adjusted rates to account for the change in ownership of the E175LL aircraft, granted United relief from certain provisions related to minimum utilization until December 31, 2021 and the additional right to remove one or more E175LL aircraft in the event that we fail to meet certain financial covenants.  We also agreed to a one-time provision for United to prepay $85.0 million under the United Capacity Purchase Agreement for our future performance (the “Prepayment”) and the application of certain discounts to certain payment obligations of United under the United Capacity Purchase Agreement.  Weekly payments under the United CPA will be discounted following the Prepayment until repaid.  Until the Prepayment is fully expended, weekly amounts due from United under the United CPA will be applied toward the balance of the Prepayment.  This period is estimated to continue for approximately 4 months following funding of the Prepayment.  The terms of the Prepayment also include affirmative and negative covenants and events of default customary for transactions of this type.  Proceeds from the Prepayment were used to retire debt on certain airframes and engines that now serve as collateral under the term loan facility provided to Mesa Airlines by the U.S. Treasury as further discussed in Note 18.

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

▪	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement;
▪	or by United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

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

Competition

We consider our competition to be those U.S. regional airlines that currently hold or compete for capacity purchase agreements with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Endeavor Air, Inc. (owned by Delta) ("Endeavor"); Envoy Air, Inc. ("Envoy"), PSA Airlines, Inc. ("PSA") and Piedmont Airlines, Inc. ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.) ("Horizon"); SkyWest Inc., parent of SkyWest Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

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

Human Capital Management

As of September 30, 2020, we employed approximately 3,200 employees, consisting of 1,275 pilots or pilot recruits, 1,118 flight attendants, 52 flight dispatchers, 466 mechanics and 289 employees in administrative roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots, sharply increase, the result will be significantly higher training costs than otherwise would be necessary and we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our capacity purchase agreements. We cannot assure that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. Since the COVID-19 Pandemic, we have not experienced a shortage and meeting current demand.

As of September 30, 2020, approximately 74.8% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Expiration
Pilots	1,275	Air Line Pilots Association	7/13/2021
Flight Attendants	1,118	Association of Flight Attendants	10/1/2021
Dispatchers	52	N/A
Mechanics	466	N/A
Administrative	289	N/A

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

Refer to “Impact of COVID-19 Pandemic” included in “Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations” for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.

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

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
DFW Parts	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
TUS Warehouse	Tucson, Arizona	Leased	5,370

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2025 and May 31, 2025, respectively.

We believe our facilities are suitable and adequate for our current and anticipated needs.

Foreign Ownership

Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and regulations currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in the Federal Aviation Act, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into "open skies" air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions. As of September 30, 2020, there were no outstanding warrants to purchase our common stock.

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

Legal Proceedings

The Company is subject to two putative class action lawsuits alleging federal securities law violations in connection with its initial public offering in August 2018 (“IPO”) — one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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

We derive all of our operating revenue from our capacity purchase agreements with our major airline partners. American accounted for approximately 52% and 53% of our total revenue for our fiscal years ended September 30, 2020 and 2019, respectively. United accounted for approximately 48% and 47% of our revenue for our fiscal years ended September 30, 2020 and 2019, respectively. A termination of either our American or United capacity purchase agreements would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.  See “Item 1. Capacity Purchase Agreements” for additional information on our capacity purchase agreements with American and United.

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

Historically, our major airline partners have utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under our capacity purchase agreements, but there can be no assurance that they will continue utilizing our aircraft at that level. As a result of the unprecedented impact of the COVID-19 pandemic on the travel industry, in April 2020 we reported that our major airline partners asked us to reduce overall block hours in April by approximately 55%.  We operated at significantly lower block hours over the remainder of fiscal 2020 and anticipate the schedule reductions of our major airline partners will continue into 2021.  If our major airline partners do elect to continue to schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

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

We may be directly affected by the financial and operating strength of our major airline partners. Any events, such as COVID-19, that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. In the event of a decrease in the financial or operational strength of any of our major airline partners, such partner may seek to reduce, or be unable to make, the payments due to us under their capacity purchase agreement. In addition, in some cases, they may reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, our partners are not required to schedule any specified level of flight operations for our aircraft. If any of our other current or future major airline partners become bankrupt, our capacity purchase agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations. In addition, any negative events that occur to other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of debt and other contractual obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is a capital intensive business and, as a result, we are highly leveraged.  As of September 30, 2020, we had approximately $743.3 million in total long-term debt (including current portion of $189.3 million) including $6.9 million of finance lease obligations, and $12.1 million available for borrowing under our CIT Revolving Credit Facility.  Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. During our fiscal years ended September 30, 2020, 2019 and 2018, our principal debt service payments totaled $138.3 million, $244.1 million and $222.2 million, respectively, and our principal aircraft lease payments totaled approximately $112.1 million, $100.4 million and $64.6 million, respectively.

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2020, we had 18 aircraft under lease (excluding aircraft leased from United), with an average remaining term of 4.2 years. As of September 30, 2020, future minimum lease payments due under all long-term operating leases were approximately $112.9 million and debt service obligations were $853.4 million, respectively, including finance lease obligations.

The Company's substantial level of indebtedness, its non-investment grade credit ratings and the availability of Company assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions and was reduced subsequent to our fiscal year ended September 30, 2020 as a result of the Company’s CARES Act loan program borrowings, may make it difficult for the Company to raise additional capital if required to meet its liquidity needs on acceptable terms, or at all.

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in this Annual Report on Form 10-K, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company's cash flow available to fund its working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.

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

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume or suffer to exist any liens.  See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of September 30, 2020.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities and leases, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders and lessors may accelerate the payment of such obligations.

Under our (i) credit and guaranty agreement with CIT ("CIT Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) credit agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, (iii) aircraft lease facility ("RASPRO Lease Facility") with RASPRO we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full, and (iv) loan and guarantee agreement with the U.S. Treasury, we are required to comply with a minimum collateral coverage ratio, measured monthly during the term of such credit facility, and a minimum liquidity level, measured at the close of any business day during the term of such credit facility.

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

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation, which will remain in place through the date that is one year after the amounts outstanding under our Loan and Guarantee Agreement with the U.S. Treasury are fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

The FAA Qualification Standards (and associated regulations) related to pilot qualification and flight training standards discussed in “Item 1. Government Regulation” have dramatically reduced the supply of qualified pilot candidates and has had a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations. To address the diminished supply of qualified pilot candidates, regional airlines, including us, implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our operations and financial condition.

In prior periods, the FAA Qualification Standards negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our American Capacity Purchase Agreement, and, as a result, we issued credits to American pursuant to the terms of our American Capacity Purchase Agreement. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United Capacity Purchase Agreement. These aircraft were placed back into service under our United Capacity Purchase Agreement five months later when we were able to fully staff our flight operations. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to, or we may need to request, reduced flight schedules with our major airline partners, which would result in monetary performance penalties under our capacity purchase agreements.

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

In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other regional air carriers, the growth of cargo, low-cost and ultra low-cost carriers and the number of pilots at major airlines reaching the statutory mandatory retirement age of 65 years. In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to provide flight services at or exceeding the minimum flight operating levels expected by our major airline partners. If our attrition rates are higher than our ability to hire and retain replacement pilots, we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our capacity purchase agreements and our operations and financial results could be materially and adversely affected.

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

We may not have additional growth opportunities or may agree to modifications to our capacity purchase agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional capacity purchase operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators or transitioning those flying arrangements to their own captive regional carriers. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

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

As of September 30, 2020, we had approximately $1,212.4 million of property and equipment and related assets, net of accumulated depreciation, of which, $1,005.0 million relates to owned aircraft. In accounting for these long lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

The amounts we receive under our capacity purchase agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2020, approximately $41.9 million, or 8.3%, of our operating costs under our capacity purchase agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major airline partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase agreements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2020, approximately 74.8% of our workforce was represented by labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). On July 13, 2017, our pilots, represented by the ALPA, ratified a new four-year collective bargaining agreement. Similarly, on October 1, 2017, our flight attendants, represented by the AFA, ratified a new four-year collective bargaining agreement. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these to not be material, but any current or future dispute could become material.

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

We currently have aircraft with leases extending past the term of their corresponding capacity purchase agreement. We may not be successful in extending the flying contract terms on these aircraft with our major airline partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated capacity purchase agreement, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft's lessor. In connection with this, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major airline partner but reach an agreement to place an aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

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

We depend upon Bombardier and Embraer as the sole manufacturers of our aircraft and GE as the sole manufacturer of our aircraft engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or GE to provide sufficient parts or related maintenance and support services to us in a timely manner, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 4.9, 14.0 and 16.7 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results and financial condition.

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

We import a substantial portion of the equipment we utilize in our operations. For example, the sole manufacturers of our aircraft, Bombardier and Embraer, are headquartered in Canada and Brazil, respectively. We cannot predict the impact of potential regulatory changes or action by U.S. regulatory agencies, including the potential impact of tariffs or changes in international trade treaties on the cost and timing of parts and aircraft. Our business may be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

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

As of September 30, 2020, we had aggregate federal and state net operating loss carryforwards of approximately $512.4 million and $222.0 million, which expire in fiscal years 2027-2038 and 2021-2040, respectively, with approximately $3.1 million of state net operating loss carryforwards that expired in 2020 which had a full valuation allowance against them. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2019 and forward are not subject to expiration and, if not utilized by fiscal 2021, are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows. See "—Our corporate charter limits certain transfers of our stock, these limits are intended to preserve our ability to use our net operating loss carryforwards, and these limits could have an effect on the market price of our common stock."

We may not be able to successfully implement our growth strategy.

Our growth strategy includes, among other things, providing regional flying to other airlines and/or entering into the cargo and express shipping business. We face numerous challenges in implementing our growth strategy, including our ability to:

▪	provide regional flying to other airlines with hub cities that overlap with our existing airline partners; and
▪	enter into relationships with third parties to carry their cargo on terms that are acceptable to us, as we did with DHL Express in October 2020.

Our capacity purchase agreements limit our ability to provide regional flying services to other airlines in certain major airport hubs of American and United. These restrictions may make us a less attractive partner to other major airlines whose regional flying needs do not align with our geographical restrictions.

The potential benefits of entering the air cargo and express shipping sector will depend substantially on our ability to enter into additional relationships with integrated logistics companies and transition our existing business strategies into a new sector. We may be unsuccessful in entering into relationships with integrated logistics companies to carry cargo on terms that are acceptable to us. Additionally, our ability to transition our existing business strategies into a new sector may be costly, complex and time-consuming, and our management will have to devote substantial time and resources to such effort. Should we transition into this new sector, we may experience difficulties or delays in securing gate access and other airport services necessary to operate in the air cargo and express shipping sector. Our inability to successfully implement our growth strategies, could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

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

Risks Related to Our Industry

The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel, which has adversely impacted the business of our airline partners, American and United and in turn has had an adverse impact that has been material to our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected the business of our major airline partners, American and United, from whom we derive substantially all of our operating revenue, and in turn has adversely affected our business, operations and financial condition to an unprecedented extent.

In response to this material deterioration in demand, both American and United made significant cuts in capacity in their domestic and international schedules beginning in the second calendar quarter of 2020.

These capacity reductions impacted flights operated by the Company.  As a result of this decline in demand and capacity reductions, the Company experienced a material decline in demand in block hours from both of its major airline partners and operated at significantly lower block hours in the second half of fiscal year 2020.  The Company believes that the initiatives and measures put in place to limit the spread of the virus has and will continue to have a materially adverse impact on its business. While there has been a modest demand recovery, the Company anticipates similar schedule reductions may continue for the foreseeable future.

In response to the foregoing events, we implemented cost saving initiatives, including reducing employee-related costs through voluntary unpaid leaves, compensation reductions for executive level employees, a company-wide hiring freeze, delaying non-essential heavy maintenance expense and reducing or suspending discretionary spending.  We have also taken steps to increase liquidity and strengthen our financial position, including reducing planned heavy engine and airframe maintenance, working with major partners and OEMs to delay the timing of the delivery of our future aircraft and spare engine deliveries, and drawing $23 million under our previously undrawn revolving credit facility.  While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient to sustain our business operations through the uncertain duration of this pandemic.

We have also taken and intend to take additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act. In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program (“PSP”) of the CARES Act, all of which was received by the Company as of September 30, 2020. In September 2020, we were notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an approximate 2% increase in their award amount.  As a result, we were granted an additional $2.7 million through the PSP for a total grant of $95.2 million, which was received in October 2020.  Under the terms of this financial assistance, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 2020; the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation.  The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.

On October 30, 2020, the Company entered into a five-year Loan and Guarantee Agreement with the U.S. Department of the Treasury (the “U.S. Treasury”), which provided the Company with a secured loan facility to borrow up to $200.0 million under the CARES Act. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million.  No additional amounts are available for borrowing under this loan facility.  Similar to the terms of the PSP, the Company is required to comply with certain provisions of the CARES Act, including the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation.  The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions.

The full extent of the ongoing impact of COVID-19 on our future operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the severity, magnitude, duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, any requirement for passengers to wear masks while traveling or have their temperature checked or have administered other tests or examinations prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, and the impact of COVID-19 on the financial health and operations of our major airline partners and future governmental actions, all of which are highly uncertain and cannot be predicted.

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

All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, as described in “Item 1. Government Regulation.” We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations and require that we incur substantial on-going costs.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including: (i) announcements concerning our major airline partners, competitors, the airline industry or the economy in general; (ii) strategic actions by us, our major airline partners, or our competitors, such as acquisitions or restructurings; (iii) media reports and publications about the safety of our aircraft or the aircraft type we operate; (iv) new regulatory pronouncements and changes in regulatory guidelines; (v) announcements concerning the availability of the type of aircraft we use; (vi) significant volatility in the market price and trading volume of companies in the airline industry; (vii) changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations; (viii) sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and (ix) general market, political and other economic conditions.

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

As of November 13, 2020, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020.  The warrants have a term of five years from the date of issuance and an initial exercise price of $3.98 per share.  Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders.  Under the terms of the warrant agreement governing such warrants, we are obligated to file a shelf registration to register the resale of such warrants and the shares of common stock issuable thereunder.  Upon the effectiveness of this registration statement, all of the shares of common stock issuable upon exercise of such warrants will be freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended.  Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

Provisions in our charter documents might deter acquisition bids for us, which could adversely affect the price of our common stock.

Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that, among other things:

▪

authorize our Board of Directors, without shareholder approval, to designate and fix the voting powers, designations, preferences, limitations, restrictions and relative rights of one re more series of preferred stock so designated, or right to acquire such preferred stock;

▪	that could dilute the interest of, or impair the voting power of, holders of our common stock and could also have the effect of discouraging, delaying or preventing a change of control;
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

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our second amended and restated articles of incorporation restrict the ownership and voting of shares of our common stock by people and entities who are not "citizens of the United States" as that term is defined in 49 U.S.C. § 40102(a). That statute defines "citizen of the United States" as, among other things, a U.S. corporation, of which the president and at least two-thirds of the board of directors and other managing officers are individuals who are citizens of the United States, which is under the actual control of citizens of the United States and in which at least 75% of the voting interest is owned or controlled by persons who are citizens of the United States. Our second amended and restated articles of incorporation prohibits any non-U.S. citizen from owning or controlling more than 24.9% of the aggregate votes of all outstanding shares of our common stock or 49.0% of the total number of outstanding shares of our capital stock. The restrictions imposed by the above-described ownership caps are applied to each non-U.S. citizen in reverse chronological order based on the date of registration on our foreign stock record. At no time may shares of our capital stock held by non-U.S. citizens be voted unless such shares are reflected on the foreign stock record. The voting rights of non-U.S. citizens having voting control over any shares of our capital stock are subject to automatic suspension to the extent required to ensure that we are in compliance with applicable law. In the event any transfer or issuance of shares of our capital stock to a non-U.S. citizen would result in non-U.S. citizens owning more than the above-described cap amounts, such transfer or issuance will be void and of no effect.

As of September 30, 2020, we had no outstanding warrants to purchase of our common stock. We are currently in compliance with all applicable foreign ownership restrictions.

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

We have not historically paid dividends on shares of our common stock and do not expect to pay dividends on such shares in the foreseeable future. Additionally, certain of our aircraft lease facilities contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future leases and financing instruments, business prospects and such other factors as our Board of Directors deems relevant, including restrictions under applicable law. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

General Risk Factors

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

We became a public company in August 2018. As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the Nasdaq Global Select Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly and divert management's time and attention from revenue-generating activities to compliance activities. It could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2020 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2020.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of September 30, 2020, our fleet available for scheduled service consisted of the following aircraft:

					Scheduled	Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	42	60	76	2,100	530	4.9
CRJ-900 Regional Jet	48	16	64	76/79	1,500	530	14.0
CRJ-700 Regional Jet	18	2	20	70	1,600	530	16.7
CRJ-200 Regional Jet	1	—	1	50	1,500	530	26.7
Boeing 737 Cargo Jet	—	1	1		2,600	530	26.1
Total	85	61	146

Several factors may impact our fleet size throughout our fiscal 2020 and thereafter, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is our fiscal 2020 outlook on our fleet by aircraft type. Our actual future fleet size and mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

▪

E-175s - As of September 30, 2020, we operated 60 E-175 aircraft under our United Capacity Purchase Agreement. As part of our amended and restated United Capacity Purchase Agreement, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five (5) years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft under our United Capacity Purchase Agreement for four additional three-years. In addition, 18 of the E-175 aircraft (owned by us) operating under our United Capacity Purchase Agreement expire between January 2028 and November 2028, subject to United's early termination rights. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us 90 days’ notice

▪

CRJ-900s – As of September 30, 2020, we operated 54 CRJ-900 aircraft under our American Capacity Purchase Agreement and ten (10) CRJ-900 aircraft as operational spares. Our American Capacity Purchase Agreement will expire with respect to different tranches of aircraft between 2021 and 2025, unless otherwise extended or amended. American has the option to unilaterally extend the term of our American Capacity Purchase Agreement up to three times for one year each (on the same terms) by providing us prior written notice. Our American Capacity Purchase Agreement is subject to termination prior to that date, subject to our right to cure, in various circumstances.

▪

CRJ-700s – As of September 30, 2020, we operated twenty (20) CRJ-700 aircraft under our United Capacity Purchase Agreement. Subject to certain early termination rights, as part of the amended and restated United Capacity Purchase Agreement, United has elected to have us lease our twenty (20) CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned in calendar year 2022. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. In addition, United has right to purchase the CRJ 700 aircraft at the then fair market value.

▪	CRJ-200s – As of September 30, 2020, we operated one CRJ-200 aircraft as an operational spare.
▪	Boeing 737 Cargo Jet – As of September 30, 2020, we subleased one Boeing 737 aircraft from DHL. The first revenue generating flight took place in October 2020.

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations.  Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
DFW Parts	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
TUS Warehouse	Tucson, Arizona	Leased	5,370

We believe our facilities are suitable and adequate for our current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO— one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief.

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol "MESA" since August 10, 2018.  Prior to that date, there was no public market for our common stock.

Holders of Record

Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders ("2021 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2020.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on August 10, 2018, and ends on September 30, 2020, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on August 10, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period		Months Ending
Company Name/Index	8/10/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Mesa Air Group, Inc.	$100.00	$117.96	$65.62	$70.98	$77.79	$57.40	$76.08	$28.00	$29.28	$25.11
NASDAQ Composite	100.00	102.80	85.02	99.31	103.16	103.34	116.22	100.00	130.95	145.67
NASDAQ Transportation Index	100.00	103.70	84.55	92.61	94.45	92.27	97.17	68.94	83.88	90.89

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.  SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data.  We derived our selected consolidated statements of operations data for our fiscal years ended September 30, 2020, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of September 30, 2020 and 2019 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for our fiscal years ended September 30, 2017 and 2016 and consolidated balance sheet data as of September 30, 2018, September 30, 2017 and September 30, 2016 have been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Operating revenues	$545,070	$723,357	$681,595	$643,576	$587,836
Operating income	80,167	121,137	72,648	100,294	56,758
Net income	27,464	47,580	33,255	32,828	14,920
Net income per share
Basic (1)	$0.78	$1.37	$1.34	$1.41	$0.62
Diluted (1)	$0.78	$1.36	$1.32	$1.40	$0.62
Weighted-average common shares outstanding
Basic (2)	35,237,444	34,763,762	24,825,610	23,200,864	23,923,801
Diluted (2)	35,308,304	35,064,121	25,257,139	23,369,876	24,252,769
Total assets	$1,501,930	$1,451,917	$1,472,388	$1,357,649	$1,283,230
Current assets	155,591	157,841	197,917	145,839	105,167
Long-term debt and financing leases, excluding current portion	542,456	677,423	760,177	803,874	803,115
Stockholders' equity	457,859	425,868	374,467	222,224	189,151
Cash dividends declared per common share	$—	$—	$—	$—	$—
Non-GAAP financial data:
Adjusted EBITDA (2)	$163,306	$208,652	$164,778	$160,828	$103,159
Adjusted EBITDAR (2)	$212,108	$260,858	$233,670	$233,379	$174,794

(1)

See Note 10: "Earnings Per Share" to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the basic and diluted earnings per share.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Year Ended September 30,
	2020	2019	2018
	(in thousands)
Reconciliation:
Net income	$27,464	$47,580	$33,255
Income tax (benefit) expense	9,531	15,706	(17,426)
Income before taxes	$36,995	$63,286	$15,829
Adjustments(1)(2)(3)	—	13,156	27,165
Adjusted income before taxes	$36,995	$76,442	$42,994
Interest expense	44,120	55,717	56,867
Interest income	(105)	(1,501)	(114)
Depreciation and amortization	82,296	77,994	65,031
Adjusted EBITDA	163,306	208,652	164,778
Aircraft rent	48,802	52,206	68,892
Adjusted EBITDAR	$212,108	$260,858	$233,670

(1)

Our financial results reflect an increase in accrued compensation of approximately $13.5 million related to an increase in the value of SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method.  These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology for the year ended September 30, 2018.

(2)

Our financial results include lease termination expense of $9.5 million and $15.1 million for the year ended September 30, 2019 and 2018, respectively, related to our acquisition of ten CRJ-700 and nine CRJ-900 aircraft, which were previously leased under our aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility").

(3)

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company's Spare Engine Facility for the year ended September 30, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our year ended September 30, 2018.

Selected Operating Data

The following table summarizes certain operating data that we believe are useful indicators of our operating performance for our fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016, respectively. The definitions of certain terms related to the airline industry used in the table can be found under "Selected Financial Data - Glossary of Airline Terms" below.

	Year Ended September 30,
	2020		2019	2018	2017	2016
Operating Data
Block hours		313,110	456,247	410,974	395,083	368,468
Departures		166,776	246,634	227,978	221,990	208,399
Passengers		8,500,072	14,664,441	13,556,774	13,005,844	12,497,424
Available seat miles—ASMs (thousands)		7,581,506	10,863,623	9,713,877	9,471,911	8,823,595
Revenue passenger miles—RPMs (thousands)		5,128,875	8,587,223	7,699,065	7,392,688	7,019,586
Contract revenue per available seat mile—CRASM (in cents)	¢	6.68	¢ 6.29	¢ 6.58	¢ 6.53	¢ 6.45
Operating cost per available seat mile — CASM (in cents)	¢	6.13	¢ 5.54	¢ 6.27	¢ 5.74	¢ 6.02
Average stage length (miles)		597	579	560	561	557
Regional aircraft
Owned		85	85	75	66	64
Leased		18	18	28	37	37
Leased from United		42	42	42	37	30
Total Aircraft		145	145	145	140	131
E-175		60	60	60	55	46
CRJ-900		64	64	64	64	64
CRJ-700		20	20	20	20	20
CRJ-200		1	1	1	1	1
Employees (FTE)		3,200	3,576	3,412	3,132	3,102

(1)

As of September 30, 2020, the Company leased one Boeing 737 aircraft from DHL. The revenue generated flights were flown starting October 2020. Therefore, this aircraft is excluded from the table above.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 102 cities in 39 states, the District of Columbia and Mexico. All of our flights are operated as either American Eagle or United Express flights pursuant to the terms of capacity purchase agreements we entered into with American and United. We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of September 30, 2020, we operated a fleet of 146 aircraft with approximately 373 daily departures. We operate 54 CRJ-900 aircraft under our American Capacity Purchase Agreement and 20 CRJ-700 and 60 E-175 aircraft under our United Capacity Purchase Agreement. For our fiscal year ended September 30, 2020, approximately 52% of our aircraft in scheduled service were operated for American and approximately 48% were operated for United. All of our operating revenue in our 2020, 2019 and 2018 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel and has had a material adverse impact on our revenues and financial position. The length and severity of this reduction in demand remains and the exact timing and pace of a recovery in demand is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of the consideration we receive under our capacity purchase agreements is fixed, the impact to Mesa will be partially mitigated or offset. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While our fixed contract consideration remains mostly unchanged, our variable revenue based on number of block hours flown was significantly impacted in 2020. Beginning in March 2020, we experienced capacity reductions a material decline in demand in block hours from both of our major airline partners and operated at significantly lower block hours in the second half of fiscal year 2020. While there has been a modest demand recovery, we anticipate similar schedule reductions may continue throughout the remainder of calendar year 2020 and the foreseeable future.

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

Balance Sheet, Cash Flow and Liquidity. As of September 30, 2020, our cash and cash equivalents balance was $99.4 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Reducing planned heavy engine and airframe maintenance events.
▪	Working with our major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.
▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.
▪

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September 2020, we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount.  As a result, we were granted an additional $2.7 million for a total grant of $95.2 million, which was received in October 2020. We utilized $83.8 million of these proceeds to offset the payroll expenses in the year ended September 30, 2020 and $11.4 million has been deferred to offset future payroll costs which we expect to utilize in Q1 2021.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. In October 2020, the Company entered into a five-year Loan and Guarantee Agreement (the “Loan Agreement”) with the U.S. Department of Treasury (the “Treasury”) which provided the Company with a secured loan facility to borrow up to $200.0 million. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million. No further borrowings are available under the Loan Agreement. All principal amounts outstanding under the Loan Agreement are due and payable in a single installment on October 30, 2025 (the “Maturity Date”) and all accrued interest is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the Maturity Date.  Interest during the first twelve months will be paid by increasing the principal amount of the loan by the amount of such interest due on an interest payment date, unless Mesa Airlines elects to pay interest in cash at least 30 days prior to each applicable interest payment date. The obligations under the Loan Agreement are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act.

2020 Financial Highlights

For our fiscal year ended September 30, 2020, we had total operating revenues of $545.1 million, a 24.6% decrease, compared to $723.4 million for our fiscal year ended September 30, 2019.  Net income for our fiscal year ended September 30, 2020 was $27.5 million, or $0.78 per diluted share, compared to net income of $47.6 million, or $1.36 per diluted share, for our fiscal year ended September 30, 2019.

During our September 30, 2020 fiscal year ended, our completed block hours decreased by 143,137, or 31.4%, compared to our fiscal year ended September 30, 2019.

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

Economic Conditions, Challenges and Risks

Market Volatility. The airline industry is volatile and affected by economic cycles and trends. Consumer confidence and discretionary spending, spread of a virus, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional airlines. The effect of economic cycles and trends may be somewhat mitigated by our reliance on capacity purchase agreements. If, however, any of our major airline partners experiences a prolonged decline in the number of passengers or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future capacity purchase agreements, or materially reduce our scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the rates, number of aircraft or utilization under our capacity purchase agreements.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2020, approximately 74.8% of our workforce was represented by the ALPA and AFA. Our pilots and flight attendants ratified new four-year collective bargaining agreements during calendar 2017. The agreements include rate increases for three years and two years, respectively, after the amendable dates. The new agreements are amendable following their four-year term and include labor rate structures for two years (flight attendants) and three years (pilots), respectively, after the amendable dates. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

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

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, Bombardier, GE and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2020, $59.9 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

The average age of our E-175, CRJ-900 and CRJ-700 type aircraft is approximately 4.9, 14.0 and 16.7 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. Over the past five years, we have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements.

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

As of September 30, 2020, we had 60 aircraft in our fleet under lease, including 42 E-175 aircraft owned by United and leased to us at nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.

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

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our capacity purchase agreements with our major airline partners, along with the additional amounts received based on the number of flights and block hours flown. Contract revenues we receive from our major airline partners are paid on weekly basis and recognized overtime consistent with the delivery of service under our capacity purchase agreements.

Pass-Through and Other. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, landing fees, and catering costs, and other aircraft and traffic servicing costs received pursuant to our capacity purchase agreements with our major airline partners, as well as received pursuant to our capacity purchase agreements with our major airline partners, as well as certain maintenance costs related to our E-175 aircraft.

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

Other Expense. Other expense includes expense derived from activities not classified in any other area of the consolidated statements of income.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2020 and 2019

Operating Revenues

	Year Ended September 30,
	2020		2019		Change
Operating revenues ($ in thousands):
Contract		$506,590		$682,834		$(176,244)	(25.8)%
Pass-through and other		38,480		40,523		(2,043)	(5.0)%
Total operating revenues		$545,070		$723,357		$(178,287)	(24.6)%
Operating data: (1)
Available seat miles—ASMs (thousands)		7,581,506		10,863,623		(3,282,117)	(30.2)%
Block hours		313,110		456,247		(143,137)	(31.4)%
Revenue passenger miles—
RPMs (thousands)		5,128,875		8,587,223		(3,458,348)	(40.3)%
Average stage length (miles)		597		579		18	3.1%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.68	¢	6.29	¢	0.39	6.2%
Passengers		8,500,072		14,664,441		(6,164,369)	(42.0)%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms' in Part II, Item 6 "Selected Financial Data" above.

Total operating revenue decreased by $178.3 million, or 24.6%, during our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. Contract revenue decreased by $176.2 million, or 25.8%, primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleets as a result of COVID-19. Our block hours flown during our fiscal year September 30, 2020 decreased 31.4%, compared to our fiscal year ended September 30, 2019, due to decreased flying with our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our fiscal year ended September 30, 2020 by $2.0 million, or 5.0%, primarily due to a reduction in pass-through maintenance costs related to our E-175 fleet.

For our fiscal year ended September 30, 2020, the Company completed a significantly lower than normal number of flights due to the impact of COVID-19. Since the revenue recognition is based on number of flights completed, the fixed amount of cash received exceeded the revenue recognized based on the number of flights completed during the third and fourth quarter 2020. Under US GAAP, the fixed monthly payments are recognized as revenue ratably based on completed flights over the contract term. As a result, the Company deferred $23.8 million of revenue in the fiscal year ended September 30, 2020. The deferred revenue will be recognized when flights are completed over the remaining contract term.

Operating Expenses

	Year Ended September 30,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$169,242	$210,879	$(41,637)	(19.7)%
Fuel	672	588	84	14.3%
Maintenance	192,123	196,514	(4,391)	(2.2)%
Aircraft rent	48,802	52,206	(3,404)	(6.5)%
Aircraft and traffic servicing	3,356	3,972	(616)	(15.5)%
General and administrative	52,246	50,527	1,719	3.4%
Depreciation and amortization	82,296	77,994	4,302	5.5%
Lease termination	—	9,540	(9,540)	(100.0)%
CARES Act grant recognition	(83,834)	—	(83,834)	100.0%
Total operating expenses	$464,903	$602,220	$(137,317)	(22.8)%

Operating data:
Available seat miles—ASMs (thousands)	7,581,506	10,863,623	(3,282,117)	(30.2)%
Block hours	313,110	456,247	(143,137)	(31.4)%
Average stage length (miles)	597	579	18	3.1%
Departures	166,776	246,634	(79,858)	(32.4)%

Flight Operations. Flight operations expense decreased $41.6 million, or 19.7%, to $169.2 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. The decrease was primarily driven by a decrease in pilot and flight attendant wages and pilot training expense due to less flying.

Fuel. Fuel expense increased $0.08 million, or 14.3%, to $0.7 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. The increase was primarily driven by an increased number of ferry flights for maintenance events and maintenance fuel in our Phoenix hub. All fuel costs related to flying under our capacity purchase agreements during our fiscal years ended September 30, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $4.4 million, or 2.2%, to $192.1 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This decrease was primarily driven by a decrease in component contracts, rotable and expendable parts, and labor and other expense. This decrease was partially offset by an increase in engine and pass-through engine and pass-through C-check expense. During our 2020 fiscal year, $7.0 million of engine overhaul expenses were reimbursable by our major airline partners. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $4.1 million during our fiscal 2020, compared to fiscal year 2019.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019	Change
	(in thousands)
Engine overhaul	$33,472	$24,077	$9,395	39.0%
Pass-through engine overhaul	7,048	5,960	1,088	18.3%
C-check	16,279	16,807	(528)	(3.1)%
Pass-through C-check	7,194	396	6,798	1,716.7%
Component contracts	31,105	37,572	(6,467)	(17.2)%
Rotable and expendable parts	23,302	29,853	(6,551)	(21.9)%
Other pass-through	9,075	12,885	(3,810)	(29.6)%
Labor and other	64,648	68,964	(4,316)	(6.3)%
Total	$192,123	$196,514	$(4,391)	(2.2)%

Aircraft Rent. Aircraft rent expense decreased $3.4 million, or 6.5%, to $48.8 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This decrease was primarily attributable to $9.9 million decrease in aircraft lease expense due to the purchase of ten CRJ-700 aircraft, previously leased under the GECAS Lease Facility June 2019. This decrease was partially offset by an increase in engine rent expense.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.6 million, or 15.5%, to $3.4 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This decrease was primarily due to a decrease in pass-through regulatory charges. For our fiscal years ended September 30, 2020 and 2019, 59.5% and 52.6%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $1.7 million, or 3.4%, to $52.2 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This increase was primarily due to an increase in pass- through property tax, partially offset by a decrease in amortization of management equity. For our fiscal year ended September 30, 2020 and 2019, $17.5 million and $15.7 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline.

Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, or 5.5%, to $82.3 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This increase was primarily attributable to an increase in aircraft depreciation expense related to the purchase of ten CRJ-700 aircraft, previously leased under the GECAS Lease Facility in June 2019.

Lease Termination. Lease termination expense decreased $9.5 million, or 100.0%, for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. We incurred a lease termination expense for the ten CRJ-700 aircraft purchased in June 2019 that were previously leased under the GECAS facility.

CARES Act grant recognition. Payroll Support Gov’t Plan funds increased $83.8 million, or 100.0%, to $83.8 million for our fiscal year ended September 30, 2020 compared to the same period in 2019. Under the CARES Act, the government granted us $95.2 million in payroll support for the period of April through September 2020, of which $83.8 million was recognized as of September 30, 2020.

Other Expense

Other expense decreased $14.7 million, or 25.4%, to $43.2 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. The decrease is primarily a result of a decrease in outstanding aircraft principal balances, a decrease in interest expense related to our Spare Engine Facility, and a one-time extinguishment of debt expense of $3.6 million related to the repayment of our Spare Engine Facility recorded in 2019. Additionally, interest income decreased by $1.4 million in the year ended September 30, 2020, compared to the same period in 2019.

Income Taxes

In our fiscal year ended September 30, 2020, our effective tax rate was 25.8% compared to 25.0% in our fiscal year ended September 30, 2019. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of $9.5 million and an income tax provision of $15.7 million for the years ended September 30, 2020 and 2019, respectively.

The income tax provision for our fiscal year ended September 30, 2020 resulted in an effective tax rate of 25.8%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income.  In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, and changes in state apportionment and statutory rates.

The income tax provision for our fiscal year ended September 30, 2019 resulted in an effective tax rate of 25.0%, which differed from the U.S. federal statutory rate of 21% primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, and changes in state apportionment and statutory rates.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2020, we had aggregate federal and state net operating loss carryforwards of approximately $512.4 million and $223.9 million, which expire in 2027-2038 and 2021-2040, respectively, with approximately $3.1 million of state net operating loss carryforwards that expired in 2020.

See Note 12: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report Form 10-K.

Comparison of our Fiscal Years Ended September 30, 2019 and 2018

Operating Revenues

	Year Ended September 30,
	2019		2018		Change
Operating revenues ($ in thousands):
Contract		$682,834		$639,264	$43,570	6.8%
Pass-through and other		40,523		42,331	(1,808)	(4.3)%
Total operating revenues		$723,357		$681,595	$41,762	6.1%
Operating data: (1)
Available seat miles—ASMs (miles in thousands)		10,863,623		9,713,877	1,149,746	11.8%
Block hours		456,247		410,974	45,273	11.0%
Revenue passenger miles—RPMs (miles in thousands)		8,587,223		7,699,065	888,158	11.5%
Average stage length (miles)		579		560	19	3.4%
Contract revenue per available seat mile— CRASM (in cents)	¢	6.29	¢	6.58	$(0.29)	(4.4)%
Passengers		14,664,441		13,556,774	1,107,667	8.2%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms' in Part II, Item 6 "Selected Financial Data" above.

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

Operating Expenses

	Year Ended September 30,
	2019	2018	Change
Operating expenses ($ in thousands):
Flight operations	$210,879	$209,065	$1,814	0.9%
Fuel	588	498	90	18.1%
Maintenance	196,514	193,164	3,350	1.7%
Aircraft rent	52,206	68,892	(16,686)	(24.2)%
Aircraft and traffic servicing	3,972	3,541	431	12.2%
General and administrative	50,527	53,647	(3,120)	(5.8)%
Depreciation and amortization	77,994	65,031	12,963	19.9%
Lease Termination	9,540	15,109	(5,569)	(36.9)%
Total operating expenses	$602,220	$608,947	$(6,727)	(1.1)%
Operating data:
Available seat miles—ASMs (miles in thousands)	10,863,623	9,713,877	1,149,746	11.8%
Block hours	456,247	410,974	45,273	11.0%
Average stage length (miles)	579	560	19	3.4%
Departures	246,634	227,978	18,656	8.2%

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

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019	2018	Change
	(in thousands)
Engine overhaul	$24,077	$38,869	$(14,792)	(38.1)%
Pass-through engine overhaul	5,960	12,341	(6,381)	(51.7)%
C-check	16,807	14,048	2,759	19.6%
Pass-through C-check	396	7,456	(7,060)	(94.7)%
Component contracts	37,572	33,221	4,351	13.1%
Rotable and expendable parts	29,853	23,989	5,864	24.4%
Other pass-through	12,885	8,019	4,866	60.7%
Labor and other	68,964	55,221	13,743	24.9%
Total	$196,514	$193,164	$3,350	1.7%

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

General and Administrative. General and administrative expense decreased $3.1 million, or 5.8%, to $50.5 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. This decrease was primarily due to a decrease in amortization of our restricted stock compensation and slightly offset in pass- through property tax and passenger liability expense.

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

Other Expense

Other expense increased $1.0 million, or 1.8%, to $57.9 million for our fiscal year ended September 30, 2019, compared to our fiscal year ended September 30, 2018. The increase is primarily due to a one-time extinguishment of debt expense of $3.6 million related to the repayment of our Spare Engine Facility. Interest expense decreased $1.2 million primarily due to a decrease in interest expense related to our Spare Engine Facility, CIT Revolving Credit Facility and EDC engine financing, which decrease was partially offset by an increase in interest expense due to the financing of nine CRJ-900 and ten CRJ-700 aircraft in June 2018 and June 2019, respectively, which were previously leased under the GECAS Lease Facility. Our expenses related to debt financing amortization decreased by $0.3 million is primarily due to the write-off of financing fees related to the repayment of our Spare Engine Facility. Additionally, interest income increased by $1.4 million in the year ended September 30, 2019, compared to the same period in 2018.

Income Taxes

In our fiscal year ended September 30, 2019, our effective tax rate was 25.0% compared to (110.1%) in our fiscal year ended September 30, 2018. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

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

See Note 12: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report Form 10-K

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2020	2019	2018
	(in thousands)
Reconciliation:
Net income	$27,464	$47,580	$33,255
Income tax (benefit) expense	9,531	15,706	(17,426)
Income before taxes	$36,995	$63,286	$15,829
Adjustments(1)(2)(3)	—	13,156	27,165
Adjusted income before taxes	$36,995	$76,442	$42,994
Interest expense	44,120	55,717	56,867
Interest income	(105)	(1,501)	(114)
Depreciation and amortization	82,296	77,994	65,031
Adjusted EBITDA	163,306	208,652	164,778
Aircraft rent	48,802	52,206	68,892
Adjusted EBITDAR	$212,108	$260,858	$233,670

(1)

Our financial results reflect an increase in accrued compensation of approximately $13.5 million related to an increase in the value of SARs associated with an increase in fair value of our common stock as well as a change in accounting methodology from the intrinsic value method to the fair value method.  These changes resulted in a general and administrative expense of approximately $11.1 million as well as an offset of approximately $2.4 million to retained earnings as a result of the change in accounting methodology for the year ended September 30, 2018.

(2)

Our financial results include lease termination expense of $9.5 million and $15.1 million for the year ended September 30, 2019 and 2018, respectively, related to our acquisition of ten CRJ-700 and nine CRJ-900 aircraft, which were previously leased under our GECAS Lease Facility.

(3)

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company's Spare Engine Facility for the year ended September 30, 2019.  This loss includes a $1.9 million write-off of financing fees.  We also had $1.0 million of financing fees written off during our year ended September 30, 2018.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

Reducing planned heavy engine and airframe maintenance events.

Working with major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.

On April 9, 2020, the Company entered into a letter amendment with lender, Export Development Canada (“EDC”), which provided for the deferral of scheduled principle payments beginning on March 19, 2020 through September 30, 2020. As of September 30, 2020, the Company had deferred 28.0 million of scheduled principal payments. On October 29, 2020 and November 12, 2020, the Company entered into subsequent letter amendments with EDC extending the principal deferrals through and including August 2, 2020. Amounts deferred are due in lump sum payment on August 2, 2020, there were no other amendments to the terms of the debt agreement with EDC resulting from the letter amendments. As further discussed in Note 18 to the consolidated financial statements, the Company repaid $145 million of existing aircraft debt subsequent to year end, which included repayment of $19.9 million of the previously deferred principal payments owed to EDC as of September 30, 2020.

In June 2020, the Company amended its RASPRO aircraft agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5,2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concession provided by a lessor resulting in no change to the related lease accounting.

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount.  As a result, we were granted an additional $2.7 million for a total grant of $95.2 million, which was received in October 2020. Of this amount, $83.8 million has been utilized to offset the payroll expenses in the year ended September 30, 2020 and $11.4 million has been deferred to offset future payroll costs which we expect to utilize in Q1 2021.

The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation.

On October 30, 2020 the Company entered into a Loan and Guarantee Agreement with the Treasury under the “CARES Act”. The Loan Agreement provides for a secured term loan facility of up to $200.0 million. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million. No additional sums are available for borrowing under this facility.  The obligations under the Loan Agreement are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment and tooling (collectively, the “Collateral”).  All principal amounts outstanding under the Loan Agreement are due and payable in a single installment on October 30, 2025 (the “Maturity Date”) and all accrued interest is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the Maturity Date.  Interest will be paid by increasing the principal amount of the loan by the amount of such interest due on an interest payment date for the first 12 months, unless Mesa Airlines elects to pay interest in cash at least 30 days prior to each applicable interest payment date. The obligations under the Loan Agreement are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Loan Agreement may be made, in whole or in part, by Mesa Airlines, without premium or penalty, at any time and from time to time.  Amounts prepaid may not be reborrowed.  Mandatory prepayments of loans under the Loan Agreement are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral.  In addition, if a “change of control” (as defined in the Loan Agreement) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Loan Agreement.

The Loan Agreement requires the Company, under certain circumstances, including within ten (10) business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio.  If the calculated collateral coverage ratio is less than 1.6 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Loan Agreement or repay the term loans under the Loan Agreement, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Loan Agreement contains two financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Loan Agreement also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions;

(b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, the Company is required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company expects to defer approximately $7.0 million of such taxes, with 50% of the deferred amount to be repaid on December 31, 2021 and the remaining 50% to be repaid on December 31, 2022.

These aforementioned forms of relief provided by the CARES Act are expected to provide liquidity during the recovery periods this year.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance from the CARES Act, and cash flows from operations. As of September 30, 2020, we had $99.4 million in unrestricted liquidity. However, we continue to monitor the impact of the pandemic, including its adverse effect on customer demand, the general economy, and our major airline partners. Should the effects of the pandemic continue long-term, our capital requirements and sources of capital may be adversely impaired. See Part II, Item 1A, Risk Factors for additional discussion.

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

As noted above, we entered into a Loan and Guarantee Agreement with the Treasury on October 30, 2020 pursuant to which we borrowed an aggregate of $195.0 million.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine for the year ended September 30, 2020 is approximately 5.7% which is higher compared to our historical expense of approximately 1.2% to 1.5% of annual revenues not only due to expenses incurred related to aircraft enhancements but also a decrease in revenue due to the COVID-19 pandemic impact on the airline industry. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents and marketable securities of $99.4 million. In addition, we had restricted cash of $3.4 million as of September 30, 2020. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2020, we also had $734.9 million in secured indebtedness incurred in connection with our financing of 84 total aircraft. Our primary uses of liquidity are capital expenditures and debt repayments. As of September 30, 2020, we had $189.3 million of short-term debt, excluding finance leases, and $540.6 million of long-term debt excluding finance leases.

Sources of cash for our fiscal year ended September 30, 2020 were primarily cash flows from operations of $174.7 million. The positive cash flow from operations was driven by receipts from performance under our capacity purchase agreements.

Restricted Cash

As of September 30, 2020, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$174,662	$151,676	$118,939
Net cash used in investing activities	(26,667)	(104,842)	(138,563)
Net cash provided by (used in) financing activities	(117,655)	(81,467)	66,411
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,340	$(34,633)	$46,787
Cash, cash equivalents and restricted cash at beginning of period	72,501	107,134	60,347
Cash, cash equivalents and restricted cash at end of period	$102,841	$72,501	$107,134

Net Cash Flow Provided by Operating Activities

During our fiscal year ended September 30, 2020, our cash flow provided by operating activities of $174.7 million. We had net income of $27.5 million adjusted for the following significant non-cash items: depreciation and amortization of $82.3 million, amortization of stock-based compensation of $4.4 million, deferred income taxes of $9.2 million, $14.4 million of long-term deferred revenue, amortization of deferred credits of $(3.7) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $4.2 million and $0.4 million for gain on disposal assets. We had net change of $36.0 million within other net operating assets and liabilities largely driven by accrued liabilities during our fiscal year ended September 30, 2020.

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

Net Cash Flows Used in Investing Activities

During our fiscal year ended September 30, 2020, our net cash flow used in investing activities was $26.7 million. We invested $11.0 million in two spare engines and $ 3.8 million in aircraft improvements, $ 9.4 million in inventory, $2.5 million in tools and miscellaneous projects.

During our fiscal year ended September 30, 2019, our net cash flow used in investing activities was $104.8 million. We invested $125.4 million in ten aircraft and seven spare engines and aircraft improvements, offset by $20.1 million from net sales of investment securities, and $0.4 million in equipment deposits.

During our fiscal year ended September 30, 2018, our net cash flow used in investing activities was $138.6 million. We invested $118.0 million in nine aircraft, eight spare engines and aircraft improvements, $19.9 million from purchases of investment securities offset partially by equipment deposits.

Net Cash Flows Provided by (Used in) Financing Activities

During our fiscal year ended September 30, 2020, our net cash flow used in financing activities was $117.7 million. We drew $23.0 million from our $35.0 million working capital draw loan for operational needs. We made $138.3 million of principal repayments on long-term debt during the period. We incurred $1.8 million of costs related to debt financing and $0.6 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2019, our net cash flow used in financing activities was $81.5 million. We received $171.7 million in proceeds from long-term debt primarily related to purchasing ten aircraft, and spare aircraft engine and aircraft engine kit financing.  We made $244.1 million of principal repayments on long-term debt during the period. We incurred $5.7 million of costs related to debt financing,

$1.7 million in debt prepayment costs, and $1.9 million of costs related to the repurchase of shares of our common stock.

During our fiscal year ended September 30, 2018, our net cash flow provided by financing activities was $66.4 million. We received $187.7 million in proceeds from long-term debt primarily related to purchasing nine aircraft, refinancing debt on aircraft, as well as spare aircraft engine and aircraft engine kit financing. We made $223.2 million of principal repayments on long-term debt during the period. We received $111.7 million, net of issuance costs, in proceeds from the issuance of our common stock.  We also incurred $5.9 million of costs related to debt financing and $5.0 million of costs related to the repurchase of shares of our common stock.

Commitments and Contractual Obligations

As of September 30, 2020, we had $966.3 million of long-term debt (including principal and projected interest obligations) and capital and operating lease obligations (including current maturities). This amount consisted of $738.8 million in notes payable related to owned aircraft used in continuing operations, $81.9 million in notes payable related to spare engines and engine kits, $7.8 million in financing lease obligations and $24.9 million outstanding under our working capital line of credit. As of September 30, 2020, we also had $112.9 million of operating lease obligations primarily related to aircraft flown under our capacity purchase agreements. Our long-term debt obligations set forth below include an aggregate of $110.1 million in projected interest costs through our fiscal 2028.

The following table sets forth our cash obligations as of September 30, 2020:

		Payment Due for Year Ending September 30,
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Aircraft notes	$738,795	$190,842	$150,983	$95,218	$76,685	$66,147	$158,920
Engine notes	81,921	28,295	23,714	22,954	6,958	—	—
Operating lease obligations	112,876	47,377	33,216	15,947	14,682	1,654	—
Working capital line of credit	24,868	969	969	22,930	—	—	—
Financing lease obligations	7,810	2,860	2,640	2,310	—	—	—
Total	$966,270	$270,343	$211,522	$159,359	$98,325	$67,801	$158,920

As of September 30, 2020, we had variable rate notes representing 65.2% of our total long-term debt.  Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet. As of September 30, 2020, we had 18 aircraft on lease (excluding aircraft leased from United) with remaining lease terms up to 3.6 years. Future minimum lease payments due under all long-term operating leases were approximately $106.5 million as of September 30, 2020.

RASPRO Lease Facility. On September 23, 2005, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. On each of March 10, 2014, June 5, 2014 and December 8, 2017, the RASPRO Lease Facility was amended to defer certain payments of basic rent (the "Deferred Amounts"). Until the principal of and accrued interest on the Deferred Amounts are paid in full, (i) we and Mesa Airlines are prohibited from paying any dividends to holders of our common stock, (ii) we are prohibited from repurchasing any of our warrants or other equity interests, (iii) Mesa Airlines must maintain available a minimum of $35.0 million of cash, cash equivalents and availability under lines of credit, (iv) Mesa Airlines must provide RASPRO with periodic monthly, quarterly and annual reports containing certain financial information and forecasted engine repair costs and (v) we must maintain a minimum debt-to-assets ratio.

Pursuant to the December 2017 amendment referenced above, we deferred $29.3 million of payments originally due in December 2017 through March 2018. Deferred Amounts are charged 7.5% interest per annum and are due for repayment in December 2021. In June 2020, the company amended their RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5,2020, the company is to pay this amount over the period of September 2021 through March 2024. The company made the accounting election available for COVID-19 related concession provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment. As of September 30, 2020, we were in compliance with the covenants in the RASPRO Lease Facility.

Financing Leases

On February 7, 2018, Mesa Airlines, as lessee, entered into two agreements for the lease of two spare aircraft engines (the "Engine Leases"). Basic rent on the engines is paid monthly and at the end of the lease term. In November 2022, Mesa Airlines will have the option to purchase the engines for $935,230. The Engine Leases are reflected as debt obligations of $6.9 million on our balance sheet as of September 30, 2020. The Engine Leases set forth specific redelivery requirements and conditions, but do not contain operational or financial covenants.

Working Capital Line of Credit

In August 2016, we, as guarantor, our wholly owned subsidiaries, Mesa Airlines and MAG-AIM, as borrowers, CIT, as administrative agent, and the lenders party thereto, entered into the CIT Revolving Credit Facility, pursuant to which the CIT Lenders committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million. The borrowers' and guarantor's obligations under the CIT Revolving Credit Facility are secured primarily by a first priority lien on certain engines, spare parts and related collateral, including engine warranties and proceeds of the foregoing. The CIT Revolving Credit Facility contains affirmative, negative and financial covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the CIT Revolving Credit Facility, restrict our ability and the ability of Mesa Airlines and MAG-AIM and their subsidiaries to: (i) enter into, create, incur, assume or suffer to exist any liens; (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; (iii) sell assets; (iv) enter into transactions with affiliates; (v) amend certain material agreements and organizational documents; (vi) make consolidated unfinanced capital expenditures; or (viii) maintain a consolidated interest and rental coverage ratio above the amount specified in the CIT Revolving Credit Facility. As of September 30, 2020, we were in compliance with the financial covenants under the CIT Revolving Credit Facility. The CIT Revolving Credit Facility also includes customary events of defaults, including but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults; (vi) change of control; and (vii) revocation of instructions with respect to certain controlled accounts.

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In 2nd quarter 2020, $23.0 million was drawn to cover operational needs. As of September 30, 2020, we had $22.9 million outstanding under these notes.

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

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Ascent, Embraer, Aviall and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2020, $59.9 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

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

Adoption of New Lease Standard

Effective October 1, 2019, we have adopted ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. We determine if an arrangement is a lease at inception. Our current lease activities are recorded in operating lease right-of-use (“ROU”) assets, current maturities of operating lease and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt and financing leases, long-term debt and financing leases, excluding current portion.

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

Revenue Recognition

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "ASC 606") using the modified retrospective method. See Note 4: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements for more information. To conform to ASC 606, the Company modified its revenue recognition policy as described below.

The Company recognizes revenue when the service is provided under its capacity purchase agreements. Under these agreements, the major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes and other flight service expenditures defined in our capacity purchase agreements with our major partners. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United.  The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the capacity purchase agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major airline partners.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $208.9 million, $219.0 million and $217.0 million of lease revenue for the year ended September 30, 2020, 2019 and 2018, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

The Company's revenues could be impacted by a number of factors, including amendment or termination of its capacity purchase agreements, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with the Company's major airline partners. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled subject to the variable constraint guidance under ASC 606.

The Company's capacity purchase agreements contain an option that allows its major airline partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. Both of the Company's major airline partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its capacity purchase agreements.  In addition, the Company's major airline partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major airline partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act). The JOBS Act permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4: "Recent Accounting Pronouncements" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of September 30, 2020, we had $486.6 million of variable rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have increased interest expense by approximately $2.4 million in our fiscal year ended September 30, 2020.

As of September 30, 2020, we had $259.9 million of fixed rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the Company) as of September 30, 2020, the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020, and the results of its operations and its cash flows for the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended September 30, 2020 due to the adoption of ASU No. 2016-02, “Leases (Topic 842).”

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

December 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Phoenix, Arizona

December 16, 2019

We began serving as the Company's auditor in fiscal year 2000. In fiscal year 2020 we became the predecessor auditor.

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$99,395	$68,855
Restricted cash	3,446	3,646
Receivables, net	13,712	23,080
Expendable parts and supplies, net	22,971	21,337
Prepaid expenses and other current assets	16,067	40,923
Total current assets	155,591	157,841

Property and equipment, net	1,212,415	1,273,585
Intangibles, net	8,032	9,532
Lease and equipment deposits	1,899	2,167
Operating lease right-of-use assets	123,251	—
Other assets	742	8,792
Total assets	$1,501,930	$1,451,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$189,268	$165,900
Current maturities of operating leases	43,932	—
Accounts payable ($1,729 (2019) to related party)	53,229	49,930
Accrued compensation	12,030	11,988
Other accrued expenses	54,867	28,888
Total current liabilities	353,326	256,706

Long-term debt and financing leases, excluding current portion	542,456	677,423
Noncurrent operating lease liabilities	62,531
Deferred credits ($5,751 (2019) to related party)	5,705	12,134
Deferred income taxes	64,275	55,303
Deferred revenue, net of current portion	14,369	—
Other noncurrent liabilities	1,409	24,483
Total noncurrent liabilities	690,745	769,343
Total liabilities	1,044,071	1,026,049
Commitments and contingencies (Note 15 and Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,526,918 (2020) and 31,413,287 (2019) shares issued and outstanding, and 0 (2020) and 3,600,953 (2019) warrants issued and outstanding	242,772	238,504
Retained earnings	215,087	187,364
Total stockholders' equity	457,859	425,868
Total liabilities and stockholders' equity	$1,501,930	$1,451,917

                            See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Operating revenues:
Contract revenue ($376,506 (2019), $359,467 (2018) from related party)	$506,590	$682,834	$639,264
Pass-through and other ($7,257 (2019), $6,628 (2018) from related party)	38,480	40,523	42,331
Total operating revenues	545,070	723,357	681,595
Operating expenses:
Flight operations	169,242	210,879	209,065
Fuel	672	588	498
Maintenance	192,123	196,514	193,164
Aircraft rent	48,802	52,206	68,892
Aircraft and traffic servicing	3,356	3,972	3,541
General and administrative	52,246	50,527	53,647
Depreciation and amortization	82,296	77,994	65,031
Lease termination	—	9,540	15,109
CARES Act grant recognition	(83,834)	—	—
Total operating expenses	464,903	602,220	608,947
Operating income	80,167	121,137	72,648
Other income (expenses), net:
Interest expense	(44,120)	(55,717)	(56,867)
Interest income	105	1,501	114
Loss on extinguishment of debt	—	(3,616)	—
Other income (expense), net	843	(19)	(66)
Total other (expense), net	(43,172)	(57,851)	(56,819)
Income before taxes	36,995	63,286	15,829
Income tax expense (benefit)	9,531	15,706	(17,426)
Net income and comprehensive income	$27,464	$47,580	$33,255
Net income per share
Basic	$0.78	$1.37	$1.34
Diluted	$0.78	$1.36	$1.32
Weighted-average common shares outstanding
Basic	35,237	34,764	24,826
Diluted	35,308	35,064	25,257

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statement of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2017	11,294,083	12,230,625	$114,456	$107,768	$222,224
Stock compensation expense	—	—	1,991	—	1,991
Repurchased shares and warrants	(438,541)	(250,000)	(7,709)	—	(7,709)
Warrants converted to common stock	1,365,643	(1,365,643)	—	—	—
Restricted shares issued	1,327,700	—	11,918	—	11,918
Conversion of unvested restricted shares	—	—	2,321	—	2,321
IPO issuance	10,354,018	8	111,706	—	111,706
Cumulative effect of change in accounting principle (See note 2 and 4)	—	—	—	(1,239)	(1,239)
Net income	—	—	—	33,255	33,255
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467
Stock compensation expense	—	—	5,508	—	5,508
Stock issuance costs	—	—	185	—	185
Repurchased shares	(205,235)	—	(1,872)	—	(1,872)
Warrants converted to common stock	7,014,037	(7,014,037)	—	—	—
Restricted shares issued	701,582	—	—	—	—
Net income	—	—	—	47,580	47,580
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868
Adoption ASU 2018-09 Stock compensation-
income taxes	—	—	—	259	259
Stock compensation expense	—	—	4,414	—	4,414
Repurchased shares	(142,439)	—	(586)	—	(586)
Warrants converted to common stock	3,600,953	(3,600,953)	—	—	—
Restricted shares issued	555,473	—	—	—	—
Employee share purchases	99,644	—	440	—	440
Net income	—	—	—	27,464	27,464
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$27,464	$47,580	$33,255
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	82,296	77,994	65,031
Stock compensation expense	4,414	5,508	12,929
Deferred income taxes	9,234	15,503	(17,874)
Long-term deferred revenue	14,369	—	—
Amortization of deferred credits	(3,742)	(5,121)	(4,395)
Unfavorable lease liabilities	—	(5,718)	(6,640)
Amortization of debt financing costs and accretion of interest on non-interest-bearing subordinated notes	4,202	4,203	4,606
Loss on extinguishment of debt	—	3,616	—
Loss/(Gain) on disposal of assets	401	(5)	307
Provision for obsolete expendable parts and supplies	—	642	200
Loss on lease termination	—	9,540	15,109
Changes in assets and liabilities:
Receivables	9,368	(9,275)	(5,437)
Expendable parts and supplies	(1,529)	(6,310)	(744)
Prepaid expenses and other current assets	(1,368)	(713)	7,584
Accounts payable	3,418	12,119	2,427
Accrued liabilities	30,190	2,113	12,581
Change in operating activity of ROU asset	(4,055)	—	—
Net cash provided by operating activities	174,662	151,676	118,939

Cash flows from investing activities:
Capital expenditures	(26,667)	(125,350)	(117,989)
Purchases of investment securities	—	(14,884)	(19,921)
Sales of investment securities	—	34,961	—
Net returns (payments) on equipment & other deposits	—	431	(653)
Net cash used in investing activities	(26,667)	(104,842)	(138,563)

Cash flows from financing activities:
Proceeds from long-term debt	23,000	171,658	187,703
Principal payments on long-term debt and finance leases	(138,289)	(244,087)	(222,153)
Debt financing costs	(1,780)	(5,680)	(5,852)
Debt prepayment costs	—	(1,672)	—
Proceeds from issuance of common stock	—	—	124,246
Stock issuance costs	—	185	(12,540)
Repurchase of stock	(586)	(1,871)	(4,993)
Net cash (used in) provided by financing activities	(117,655)	(81,467)	66,411

Net change in cash and cash equivalents	30,340	(34,633)	46,787
Cash and cash equivalents and restricted cash at beginning of period	72,501	107,134	60,347
Cash and cash equivalents and restricted cash at end of period	$102,841	$72,501	$107,134
Supplemental cash flow information
Cash paid for interest	$41,501	$53,503	$50,672
Cash paid for income taxes - net	$398	$419	$385
Operating lease payments in operating cash flows	$44,173	$—	$—
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange of lease liabilities	$145,054	$—	$—
Supplemental non-cash investing and financing activities
Accrued capital expenditures	$61	$179	$16,677
Acquisition of finance leases	$—	$—	$10,473

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

The Company

Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary operates as a regional air carrier, providing scheduled passenger service. As of September 30, 2020, the Company served 102 cities in 39 states, the District of Columbia and Mexico, and operated a fleet of 146 aircraft with approximately 373 daily departures.

The Company's airline operations are conducted by its regional airline subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), providing services to major air carriers under capacity purchase agreements. Mesa Airlines operates as American Eagle under a capacity purchase agreement with American Airlines, Inc. ("American") and as United Express under a capacity purchase agreement with United Airlines, Inc. ("United"). All of the Company's consolidated contract revenues for years ended September 30, 2020, 2019 and 2018 were derived from operations associated with these two capacity purchase agreements.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. The length and severity of the reduction in demand due to the pandemic remains uncertain. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. The exact timing and pace of a recovery in demand is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing. Since a portion of the consideration we receive under our capacity purchase agreements is fixed, the impact to Mesa will be partially mitigated or offset. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. While the fixed contract consideration remains mostly unchanged, the variable revenue based on number of block hours was significantly reduced beginning in the last few weeks in March and in the June 2020 and September 2020 quarters. We may experience further reductions in subsequent quarters. The Company further reports that, beginning in March 2020, it experienced a material decline in demand in block hours from both of its major airline partners, American and United Airlines, Inc. (“United” and together with American, the “Partners”) resulting from the spread of the COVID-19 virus.  As a result of this decline in demand and the subsequent capacity reductions by the Company’s Partners, the Company operated at significantly lower block hours in the second half of fiscal year 2020. While there has been a modest demand recovery, the Company anticipates similar schedule reductions may continue throughout the remainder of calendar year 2020 the foreseeable future.

Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:

▪	Instituting a company-wide hiring freeze.
▪	Delaying non-essential heavy maintenance expense and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. As of September 30, 2020, our cash and cash equivalents balance was $99.4 million. We have taken the following actions to increase liquidity and strengthen our financial position.

▪	Working with our major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.

▪

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount.  As a result, we were granted an additional $2.7 million for a total grant of $95.2 million, which was received in October 2020. $83.8 million has been utilized to offset the payroll expenses in the year ended September 30, 2020 and $11.4 million has been deferred to offset future payroll costs which we expect to utilize in Q1 2021. In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the agreement be used exclusively for the continuation of payment of employee wages, salaries and benefits, the requirement against involuntary furloughs and reductions in employee pay rates and benefits, which expired on September 30, 2020, the requirement that certain levels of commercial air service be maintained as well as those that restrict the payment of certain executive compensation. The provisions also prohibit the repurchase of common stock, and the payment of common stock dividends through September 30, 2021.

▪

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. In October 2020, the Company entered into a five-year Loan and Guarantee with the U.S. Treasury Department which provides the Company with a secured loan facility to borrow up to $200.0 million under the CARES Act. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million totaling $195.0 million. No further borrowings are available under the Loan Agreement. All borrowings under the Loan Agreement will bear interest at an annual rate based on Adjusted LIBO (as defined in the Loan Agreement) plus 3.5%. Accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the maturity date.  Interest will be paid during the first twelve months by increasing the principal amount of the loan by the amount of such interest due on an interest payment date, unless Mesa Airlines elects to pay interest in cash at least 30 days prior to each applicable interest payment date.  The borrower obligations are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. All advances under the Loan Agreement will be in the form of term loans, all of which will mature and be due and payable in a single installment on the Maturity Date.  Voluntary prepayments of loans under the Loan Agreement may be made, in whole or in part, by Mesa Airlines, without premium or penalty, at any time and from time to time.  Amounts prepaid may not be reborrowed.  Mandatory prepayments of loans under the Loan Agreement are required, without premium or penalty, to the extent necessary to comply with covenants, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral.  In addition, if a “change of control” (as defined in the Loan Agreement) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Loan Agreement.

American Capacity Purchase Agreement

As of September 30, 2020, the Company operated 54 CRJ-900 aircraft for American under a capacity purchase agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

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

▪	If our controllable flight completion factor falls below certain levels for a specified period of time, subject to our right to cure, or
▪	Upon a change in our ownership or control without the written approval of American.

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

On June 11, 2020, the Company entered into the Twenty-First Amendment to The American Capacity Purchase Agreement effective April 1, 2020. The amendments include (i) the permanent withdrawal of two (2) additional aircraft from the American Capacity Purchase Agreement, effective June 15, 2020, with such aircraft included in the tranche of aircraft American has the right to ratably remove commencing January 1, 2021 in exchange for American paying the full cost of the aircraft for the same period and (ii) the addition of utilization-based credits, entitling American to payment credits for the period April 1, 2020 through September 30, 2020, based upon the achievement of agreed upon aircraft utilization thresholds, subject to Mesa’s receipt of previously approved funds under the CARES Act. The impact of the contract modification was not material to the three or year ended September 30, 2020

American had a 0.0%, 7.1% and 7.2% ownership interest in the Company, calculated on a fully-diluted basis as of September 30, 2020, 2019 and 2018, respectively. The related party amounts presented on the consolidated balance sheets and statements of operations and comprehensive income pertain to American.

United Capacity Purchase Agreement

As of September 30, 2020, we operated 20 CRJ-700 and 60 E-175 aircraft for United under our United Capacity      Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United. Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 aircraft owned by United. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E175LL aircraft to the scope of such Agreement. These new aircraft were to be financed and owned by us and operated for a period of twelve (12) years from the in-service date. Deliveries of the new E175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021.  Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  In addition, we own 18 E-175 aircraft that expire in 2028. As part of the amended and restated United Capacity Purchase Agreement, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned to the new service provider. United has a right to purchase the CRJ-700 aircraft at the then fair market value.

On November 4, 2020, we amended and restated our United Capacity Purchase Agreement to, among other things, amend the ownership by United, in lieu of Mesa Airlines, of 20 E175LL aircraft that will be leased to Mesa Airlines. Per the amendment, these new aircraft will be now financed by United Airlines and leased to the Company to operate for a period of twelve (12) years from the in-service date. We agreed to adjusted rates to account for the change in ownership of the E175LL aircraft, relief from certain provisions related to minimum utilization until December 31, 2021 and an additional right of United to remove one or more E175LL aircraft in the event that the Mesa Airlines fails to meet certain financial covenants.  We also agreed to a one-time provision for United to prepay $85.0 million under the United CPA for future performance by Mesa Airlines (the “Prepayment”) and the application of certain discounts to certain payment obligations of United under the United CPA.  Weekly payments under the United CPA will be discounted following the Prepayment until repaid.  Until the Prepayment is fully expended, weekly amounts due from United under the United CPA will be applied toward the balance of the Prepayment.  This period is estimated to continue for approximately 4 months following funding of the Prepayment.  The terms of the Prepayment also include affirmative and negative covenants and events of default customary for transactions of this type.  Proceeds from the Prepayment will retire debt on certain airframes and engines that will serve as collateral under the term loan facility provided to Mesa Airlines by the U.S. Treasury.

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

▪	If either United or we become insolvent, file bankruptcy or fail to pay debts when due, the non-defaulting party may terminate the agreement; or
▪	By United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier

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

Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

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

All of our operating revenue in our 2020, 2019 and 2018 fiscal years was derived from operations associated with our American and United Capacity Purchase Agreements.  It is currently impractical to provide certain information on our revenue from our customers for each of our services and geographic information on our revenues and long lived assets.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.4 million and $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2020 and 2019, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at the lower of cost (using the first-in, first-out method) or market, and are charged to expense as they are used. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance was $2.8 million and $2.4 million as of September 30, 2020 and 2019, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized no impairment charges on property and equipment for the years ended September 30, 2020 and 2019.

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

Prepaid Maintenance Deposits

Prepaid maintenance deposits consist of payments made on a monthly basis to cover certain future maintenance events for leased flight equipment. The deposits are contractual obligations that are held in trust by the lessors. The deposits are only to be used to cover maintenance events, which include, among other things, C-checks, engine restoration events, engine life limited parts, landing gear repairs, and auxiliary power unit overhauls. The Company expenses the service as it is performed and receives reimbursement from the reserve trust account in accordance with our maintenance policy. Amounts on deposit that are not probable of being returned for qualifying maintenance events are recognized as supplemental rent expense in the period such costs are determined to not be refundable. The current portion of prepaid deposits is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

Other Noncurrent Liabilities

During each of the years ended September 30, 2019 and 2018, the Company recorded amortization of this unfavorable lease liability of $5.7 million and $6.6 million, respectively, as a reduction of lease expense. This disclosure is not applicable for the year ended September 30, 2020 due to the adoption of the new leasing standard ASC-842. During the year ended September 30, 2019 and 2018, the Company wrote off $0.75 million and $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), which was accounted for as lease termination expense.

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements. Under these agreements, the major airline partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its capacity purchase agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United.  The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks.  The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the capacity purchase agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major airline partners. See note 3: “Contract revenue and Pass- through and other” for further information.

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

The Company recognized $208.9 million, $219.0 million and $217.0 million of lease revenue for the year ended September 30, 2020, 2019 and 2018, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

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

The Company's capacity purchase agreements contain an option that allows its major airline partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. Both of the Company's major airline partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its capacity purchase agreements.  In addition, the Company's major airline partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major airline partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

Contract Liabilities

Contract liabilities consist of deferred credits representing upfront payments received from major airline partners related to aircraft modifications associated with capacity purchase agreements and pilot training. The deferred credits are recognized over time depicting the pattern of transfer of the related services over the term of the capacity purchase agreements.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets. The Company's total current and non-current deferred credit balances at September 30, 2020, September 30, 2019 and September 30, 2018 are $8.5 million, $12.1 million and $15.4 million respectively. The Company recognized $3.7 million, $5.1 million and $4.4 million of the deferred credits to revenue in the consolidated statements of operations during the year ended September 30, 2020, 2019 and 2018, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balances at September 30, 2020, September 30, 2019 and September 30, 2018 are $2.0 million, $3.9 million and $4.6 million, respectively. Contract cost amortization was $1.9 million, $2.4 million and $1.9 million for the year ended September 30, 2020, 2019 and 2018, respectively.

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

Engine overhaul expense totaled $40.5 million, $30.0 million and $51.2 million for the years ended September 30, 2020, 2019 and 2018, respectively, of which $7.0 million, $6.0 million and $12.3 million was pass-through expense. Airframe check expense totaled $23.5 million, $17.2 million and $21.5 million for the years ended September 30, 2020, 2019 and 2018, respectively, of which $7.2 million, $0.4 million and $7.5 million was pass-through expense.

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

During the year ended September 30, 2020, the Company completed a significantly lower than normal number of flights due to the impact of COVID-19. Since the revenue recognition is based on the number of flights completed, the fixed amount of cash received exceeded the revenue recognized based on the number of flights completed during the quarter. Under US GAAP, the fixed monthly payments are recognized as revenue ratably based on completed flights over the contract term. The Company deferred $23.8 million of revenue in the year ended September 30, 2020. The current portion of $9.4 million of deferred revenue is recorded as a part of other accrued expenses and long-term portion of $14.4 million is recorded as deferred revenue on the balance sheet. This deferred revenue will be recognized when flights are completed over the remaining contract term.

The deferred revenue balance as of September 30, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (In thousands):

Periods Ending
September 30,	Total Revenue
2021	$8,177
2022	8,969
2023	3,883
2024	2,730
Total	$23,759

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

The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $208.9 million and $219.0 million of lease revenue for the year ended September 30, 2020 and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s September 30, 2019 balance sheet have been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the year ended September 30, 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 16, "Leases, Commitments and Contingencies," for more information.

We determine if an arrangement is a lease at inception. Our current lease activities are recorded in operating lease right-of-use (“ROU”) assets, current maturities of operating lease and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt and financing leases, long-term debt and financing leases, excluding current portion.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which contains amendments that affect a wide variety of Topics in the Codification, including amendment to Subtopic 718-40, Compensation-Stock Compensation-Income Taxes, that clarifies the timing of when an entity should recognize excess tax benefits. We adopted this standard on October 1, 2019 and it did not have a material impact on our consolidated financial statements.
5.	Concentrations

At September 30, 2020, the Company had capacity purchase agreements with American and United. All of the Company's consolidated revenue for the years ended September 30, 2020, 2019 and 2018 and accounts receivable at the end of September 30, 2020 and 2019 was derived from these agreements. The terms of both the American and United capacity purchase agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts past due and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $0.8 million and $1.0 million at September 30, 2020 and 2019, respectively. If the Company's ability to collect these receivables and the financial viability of our partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 52%, 53% and 54% of the Company's total revenue for the years ended September 30, 2020, 2019 and 2018, respectively. United accounted for approximately 48%, 47% and 46% of the Company's total revenue for the years ended September 30, 2020, 2019 and 2018, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

6.	Intangible Assets

The Company monitors for any indicators of impairment of the intangible assets. When certain conditions or changes in the economic situation such as the current environment brought by COVID-19 exist, the assets may be impaired and the carrying amount of the assets exceed its fair value.

We determined that our reduced flying schedules and cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we quantitatively assessed whether it was more likely than not that the intangible assets we hold have been impaired as of September 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) current discount rates, (3) changes to the regulatory environment and (4) the nature and amount of government support that will be provided.

Based on our carrying amount recoverability test, we have concluded that our finite-lived intangible assets are not impaired as of September 30, 2020. Given the uncertain future amid COVID-19, we will conduct additional tests in the first quarter of 2021.

Information about the intangible assets of the Company at September 30, 2020 and 2019, were as follows (in thousands):

	September 30,	September 30,
	2020	2019
Customer relationship	$43,800	$43,800
Accumulated amortization	(35,768)	(34,268)
	$8,032	$9,532

Total amortization expense recognized was approximately $1.5 million, $1.8 million and $0.4 million for the fiscal years ended September 30, 2020, 2019 and 2018. The Company expects to record amortization expense of $1.2 million, $1.0 million, $0.9 million, $0.8 million and $0.7 million for fiscal years 2021, 2022, 2023, 2024, 2025 respectively.

7.	Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheet as of September 30, 2020 and 2019, consisted of the following (in thousands):

	September 30,	September 30,
	2020	2019
Expendable parts and supplies, net
Expendable parts and supplies	$27,431	$25,336
Less obsolescence and other	(4,460)	(3,999)
	$22,971	$21,337
Prepaid expenses and other current assets
Prepaid aircraft rent	$—	$35,786
Deferred offering and reimbursed costs	1,261	2,092
Other	14,806	3,045
	$16,067	$40,923
Property and equipment—net
Aircraft and other flight equipment substantially pledged	$1,596,174	$1,582,199
Other equipment	5,147	5,122
Leasehold improvements	2,763	2,797
Vehicles	1,032	924
Building	699	699
Furniture and fixtures	302	302
Total property and equipment	1,606,117	1,592,043
Less accumulated depreciation	(393,702)	(318,458)
	$1,212,415	$1,273,585
Other accrued expenses
Accrued property taxes	$11,354	$9,186
Accrued interest	3,268	4,497
Accrued vacation	5,975	6,128
Deferred revenue- current portion	9,389	1,513
Other	24,881	7,564
	$54,867	$28,888

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

Based on our carrying amount recoverability test, we have concluded that no fleet was impaired as of September 30, 2020 as the future cash flows exceeded the carrying value of our long-lived fixed assets. Given the uncertain future amid COVID-19, we will conduct additional tests in first quarter of 2021.

Depreciation expense totaled $80.8 million, $76.2 million and $64.6 million for the years ended September 30, 2020, 2019 and 2018, respectively.

Prior to the Company’s adoption of Topic 842 on October 1, 2019, the Company recorded amortization of the unfavorable lease liability amounting to $5.7 million and $6.6 million for the years ended 2019 and 2018, respectively, as a reduction to lease expense. Upon the Company’s adoption of Topic 842, the unfavorable lease liability is now included in its ROU asset balance and amortized therein. During the year ended 2019 and 2018 the Company wrote off $0.8 million and $1.2 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), which was accounted for as lease termination expense.

8.	Fair Value Measurements

The Company did not measure any of its assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2020 and 2019.

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2020 and 2019.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2020		September 30, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$743.3	$768.7	$858.1	$882.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.	Long-Term Debt and Other Borrowings

Long-term debt as of September 30, 2020 and 2019, consisted of the following (in thousands):

	September 30,	September 30,
	2020	2019
Notes payable to financial institution, collateralized by the underlying aircraft, due 2022(1)(2)	$41,472	$49,795
Notes payable to financial institution, collateralized by the underlying aircraft, due 2024(3)	55,674	60,761
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2027(4)	105,887	110,912
Notes payable to secured parties, collateralized by the underlying aircraft, due 2028(5)	172,137	191,168
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2028(6)	138,114	152,945
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(7)	47,319	71,998
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(8)	29,682	47,309
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(9)	—	1,659
Notes payable to financial institution due 2020(10)	1,523	2,329
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(11)	4,182	6,962
Other obligations due to financial institution, collateralized by the underlying equipment, due 2023(12)	6,864	8,530
Notes payable to financial institution, collateralized by the underlying equipment, due 2024(13)	63,341	80,153
Notes payable to financial institution, collateralized by the underlying aircraft, due 2023(14)	48,125	65,625
Notes payable to financial institution, collateralized by the underlying due 2023 (15)	6,000	8,000
Working capital draw loan, used to cover operational needs (16)	22,930	—
Gross long-term debt, including current maturities	743,250	858,145
Less unamortized debt issuance costs	(11,526)	(14,822)
Net long-term debt, including current maturities	731,724	843,323
Less current portion	(189,268)	(165,900)
Net long-term debt	$542,456	$677,423

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% (2.40% at September 30, 2020) and requires monthly principal and interest payments.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus 1.95% (2.10% at September 30, 2020) and requires monthly principal and interest payments. In fiscal 2018, the Company repaid $40.0 million related to four CRJ-900 aircraft.

(3)	In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments.
(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% (2.86% at September 30, 2020) and require monthly principal and interest payments. The subordinated notes payable is noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(5)

In fiscal 2016, the Company financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(6)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% (2.43% to 2.55% at September 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% (3.73% at September 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% (7.73% at September 30, 2020) and require quarterly principal and interest payments.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% (3.73% at September 30, 2020) and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% (4.73% at September 30, 2020) and require quarterly principal and interest payments.

(9)	In fiscal 2015, the Company financed certain flight equipment with $8.3 million in debt. The debt bears interest at 5.163% and was paid off in August 2020.
(10)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% (3.30% at September 30, 2020) and requires quarterly principal and interest payments.

(11)

In fiscal 2016-2019, the Company financed certain flight equipment. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21% (3.16% to 3.44% at September 30, 2020) and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. As of September 30, 2020, the Company was in compliance with this covenant.

(12)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(13)

In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% (3.25% at September 30, 2020) and requires monthly principal and interest payments.

(14)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% (5.15% at September 30, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(15)

On September 27,2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% (5.15% at September 30, 2020) and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(16)

On September 25, 2019, the company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. As of September 30, 2020, $23.0 million was drawn to cover operational needs.

Principal maturities of long-term debt as of September 30, 2020, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
2021	$189,268
2022	152,517
2023	126,095
2024	71,033
2025	56,526
Thereafter	147,811
$743,250

The net book value of collateralized aircraft and equipment as of September 30, 2020 was $1,093.0 million.

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At September 30, 2020, Mesa has $172.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On June 14, 2019, the Company completed the purchase of ten CRJ-700 aircraft, which were previously leased under the GECAS Lease Facility, for $70.0 million. The Company financed the aircraft purchase with $70.0 million in new debt. The notes payable of $70.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at LIBOR plus 5.00%. The Company recorded non-cash lease termination expense of $9.5 million in connection with the lease buyout.

On September 25, 2019, the Company extended the term on their $35 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In the 2nd quarter 2020, $23.0 million was drawn to cover operational needs.

On September 27, 2019, the Company financed certain flight equipment for $8.0 million in new debt. The debt of $8.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at Libor plus 5.0%.

On April 9, 2020, the Company entered into a letter amendment with lender, Export Development Canada (“EDC”), which provided for the deferral of scheduled principle payments beginning on March 19, 2020 through September 30, 2020. As of September 30, 2020, the Company had deferred 28.0 million of scheduled principal payments. On October 29, 2020 and November 12, 2020, the Company entered into subsequent letter amendments with EDC extending the principal deferrals through and including August 2, 2020. Amounts deferred are due in lump sum payment on August 2, 2020, there were no other amendments to the terms of the debt agreement with EDC resulting from the letter amendments. As further discussed in Note 18 to the consolidated financial statements, the Company repaid $145 million of existing aircraft debt subsequent to year end, which included repayment of $19.9 million of the previously deferred principal payments owed to EDC as of September 30, 2020.

In June 2020, the Company amended their RASPRO aircraft lease agreement to defer $4.0 million of a lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is to pay this amount over the period of September 2021 through March 2024. The company made the accounting election available for COVID-19 related concession provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment.

10.	Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2020	2019	2018
Net income	$27,464	$47,580	$33,255
Basic weighted average common shares outstanding	35,237	34,764	24,826
Add: Incremental shares for:
Dilutive effect of warrants	—	—	116
Dilutive effect of restricted stock	71	300	315
Diluted weighted average common shares outstanding	35,308	35,064	25,257
Net income per common share
Basic	$0.78	$1.37	$1.34
Diluted	$0.78	$1.36	$1.32

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period, including warrants with the nominal conversion price.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the years ended September 30, 2020, 2019 and 2018.

11.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share.  Certain persons who are not U.S. citizens currently hold outstanding warrants to purchase shares of the Company's common stock. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). As of March 31, 2020 all outstanding warrants had been fully exercised.

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

12.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Current
Federal	$—	$(138)	$—
State	297	341	465
	$297	$203	$465
Deferred
Federal	8,404	13,238	(17,308)
State	830	2,265	(583)
	$9,234	$15,503	$(17,891)
Provision (Benefit) for income taxes	$9,531	$15,706	$(17,426)

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Income tax expense at federal statutory rate	$7,769	$13,290	$3,878
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	968	1,785	660
Nondeductible stock compensation expenses	524	(21)	—
Permanent items	314	261	63
Change in valuation allowances	1,173	(50)	(646)
US Tax Cuts and Jobs Act Impact	—	—	(22,015)
162(m) Limitation	14	119	—
Impact of changing rates on deferred tax assets	(2,313)	484	(773)
Expired tax attributes	633	111	1,088
Other	449	(273)	319
Income tax expense (benefit)	$9,531	$15,706	$(17,426)

The Company's deferred tax assets as of September 30, 2020 and 2019 are as follows:

	Years Ended September 30,
	2020	2019
	(in thousands)
Net operating carry forwards	$113,402	$106,645
Deferred credits	1,485	1,882
Other accrued expenses	2,842	2,329
Prepaids and other	1,632	2,576
State alternative minimum tax	1	1
Other reserves and estimated losses	641	947
Operating lease	24,263	4,928
Subtotal	$144,266	$119,308
Less: valuation allowance	(3,063)	(1,890)
Total net deferred tax assets	$141,203	$117,418

Intangibles	(1,830)	(2,204)
ROU Lease	(19,210)	—
Property and equipment	(184,438)	(170,517)
Total deferred tax liabilities	$(205,478)	$(172,721)
Net deferred tax liability	$(64,275)	$(55,303)

The Company has federal and state income tax NOL carryforwards of $512.4 million and $223.9 million, which expire in fiscal years 2027-2038 and 2021-2040, respectively. Approximately, $94.0 million of our federal NOL carryforwards are not subject to expiration. These NOL carryovers, if not utilized prior to fiscal 2022, are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act. As a result of the CARES Act, the Company is able to offset one hundred percent of taxable income with available net operating losses generated after fiscal 2018, but only if these net operating losses are utilized prior to fiscal 2022.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $3.1 million in fiscal year 2020 and $1.9 million in fiscal year 2019 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009.  Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. Based on the value of the Company’s stock valuation as of the initial public offering date, the Company does not believe any further limitation on the utilization of the Company's current net operating losses would be applicable as of September 30, 2020.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended September 30,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits — October 1	$4,688	$4,688	$7,547
Gross decreases — tax positions in prior period	—	—	(2,859)
Gross increases — tax positions in prior period	178	—	—
Unrecognized tax benefits — September 30	$4,866	$4,688	$4,688

The Company’s unrecognized tax benefits of $4.9 million, $4.7 million and $4.7 million as of September 30, 2020, 2019 and 2018, respectively, is included the net deferred tax assets. If recognized, the balance of the uncertain tax benefit would affect the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carry forwards.

We are subject to taxation in the United States and various states.  As of September 30, 2020, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2000.

13.	Share-Based Compensation

Restricted Stock

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following the IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances. There were 966,022 vested SARs which were cancelled, exchanged for shares of restricted common stock and issued as restricted stock upon completion of the IPO. Immediately following the IPO, 2,249,147 shares were issued to certain of its employees and directors under the 2018 Plan in exchange for the cancellation of 491,915 unvested restricted phantom stock units, 491,198 unvested restricted shares issued under the 2011 and 2017 Plans and 1,266,034 SARs (966,022 vested and 300,012 unvested).  The Company has the right to withhold shares to satisfy tax withholding obligations and the withheld shares become available for future grants. The shares are valued at grant date based upon recent share transactions. From inception of the 2011 Plan through IPO, 2,448,905 shares have been granted, 1,978,550 shares have vested and 470,355 shares have been cancelled.  From inception of the 2017 Plan, 31,255 shares have been granted, 10,412 have vested and 20,843 shares have been cancelled. In April 2019, the Company’s Board of Directors increased the number of authorized shares of common stock to management under the 2018 Plan from 2,500,000 to 3,500,000. From inception of the 2018 Plan, 3,481,370 shares have been awarded, 2,255,577 shares have vested and 30,245 shares have been cancelled.

The restricted stock activity for our years ended September 30, 2020, 2019 and 2018 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2011 and 2017 Plans	of Shares	Fair Value
Restricted shares unvested at September 30, 2017	775,753	$5.22
Granted	—	—
Vested	(284,555)	5.26
Cancelled	(491,198)	5.20
Restricted shares unvested at September 30, 2018	—	$—

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2017	—	$—
Exchanged Restricted Shares	491,198	5.20
Exchanged Phantom Stock	491,915	12.00
Exchanged SARs	1,266,034	12.00
Exchanged SARs vested prior to exchange	(966,022)	12.00
Vested	(32,500)	2.00
Cancelled	—	—
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	321,926	8.94
Vested	(701,582)	9.25
Cancelled	(22,995)	12.00
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	910,297	3.97
Vested	(555,473)	9.21
Cancelled	(7,250)	7.89
Restricted shares unvested at September 30, 2020	1,195,548	$5.47

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

The SARs activity for the years ended September 30, 2018 is summarized as follows:

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

The phantom stock activity for the year ended September 30, 2018 is summarized as follows:

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

As of September 30, 2020, there was $5.1 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the years ended September 30, 2020, 2019 and 2018 was $4.4 million, $5.5 million and $12.9 million, respectively. Share-based compensation expenses are recorded in general and administrative expenses in the consolidated statements of operations.

The Company repurchased 142,439 shares of its common stock for $0.6 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2020.  During the fiscal year ended September 30, 2019, the Company repurchased 205,235 shares of its common stock for $1.9 million to cover the income tax obligation on vested employee equity awards.
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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2020, eligible employees purchased and the Company issued 99,644 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.
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

At September 30, 2020, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $64.7 million and $72.8 million for the year ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company’s operating lease right-of-use assets were $123.3 million, the Company’s current maturities of operating lease liabilities were $43.9 million, and the Company’s noncurrent lease liabilities were $62.5 million.

As of September 30, 2020, the Company’s operating lease payments in operating cash flows for the year ended September 30, 2020 is $44.2 million. The disclosure is not applicable for the year ended September 30, 2019 due to the method of adoption of the new leasing Standard ASC-842.

The Table below presents lease related terms and discount rates as of September 30,2020:

As of September 30,2020
Weighted average remaining lease term Operating leases	3.6 years
Weighted average discount rate Operating leases	4.2%

The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2020 (in thousands):

Periods Ending September 30,	Total Maturities
2021	$47,377
2022	33,216
2023	15,947
2024	14,682
2025	1,654
Less: Interest	$(6,413)
Amounts recorded in the Consolidated Balance Sheet	$106,463

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2019 (in thousands):

Periods Ending September 30,	Total Payments
2020	$47,814
2021	46,007
2022	31,090
2023	13,726
2024	13,185
2025	1,368
Total	$153,190

16.	Contingencies

The Company is involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings. See item 3 “Legal Proceedings”.

17.	Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in the years ended September 30, 2020, 2019 and 2018. In management's opinion, this unaudited consolidated quarterly selected information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Quarterly EPS may not total to the fiscal year EPS due to the weighted average number of shares outstanding at the end of each period reported and rounding.

	12/31/2019	3/31/2020	6/30/2020	9/30/2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2020
Contract revenue	$171,800	$165,781	$71,648	$97,361
Total operating revenues	184,036	179,896	73,099	108,039
Operating income	27,187	13,892	15,224	23,864
Net income	10,785	1,885	3,419	11,375
Net income per share attributable to common shareholders
Basic	0.31	0.05	0.10	0.32
Diluted	0.31	0.05	0.10	0.32

	12/31/2018	3/31/2019	6/30/2019	9/30/2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2019
Contract revenue	$170,449	$169,771	$170,366	$172,248
Total operating revenues	178,156	177,147	180,224	187,830
Operating income	39,230	34,377	17,077	30,453
Net income	19,081	13,249	3,007	12,243
Net income per share attributable to common shareholders
Basic	0.55	0.38	0.09	0.35
Diluted	0.54	0.38	0.09	0.35

	12/31/2017	3/31/2018	6/30/2018	9/30/2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2018
Contract revenue	$154,389	$156,515	$159,916	$168,444
Total operating revenues	164,684	167,640	171,739	177,532
Operating income	15,023	16,349	(508)	41,784
Net income	22,624	2,372	(11,135)	19,394
Net income per share attributable to common shareholders
Basic	0.97	0.10	(0.48)	0.66
Diluted	0.96	0.10	(0.48)	0.65

18.	Subsequent Events

On October 8, 2020, Mesa Air Group, Inc. and General Electric Company, acting through its GE-Aviation business unit, entered into Amended and Restated Letter Agreement No. 13, which deferred the initial delivery and initial payment dates.  Under the terms of this amendment, the Company agreed to purchase and take delivery of 20 new spare CF34-8C5 engines commencing in May 2021, with the final spare engine being delivered in December 2021.  Payments are now due in five (5) separate tranches commencing in December 2020, and in February, April, May, and June 2021.

On October 30, 2020 (the “Closing Date”), the Company entered into a Loan and Guarantee Agreement, dated as of the Closing Date (the “Loan Agreement”), by and among the Company, as a guarantor, its subsidiaries Mesa Airlines, Inc., as borrower (“Mesa Airlines”), and Mesa Air Group Inventory Management, L.L.C., as a guarantor (“Mesa Air Group Inventory Management”), the other guarantors party thereto from time to time, the United States Department of the Treasury (“Treasury”), and the Bank of New York Mellon as Administrative and Collateral Agent under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

The Loan Agreement provides for a secured term loan facility of up to $200.0 million that matures on October 30, 2025.  On the Closing Date, the Company borrowed $43.0 million of this commitment and on November 13, 2020, the Company borrowed an additional $152.0 million.  No further borrowings are available under the Loan Agreement.  The obligations of under the Loan Agreement are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment and tooling (collectively, the “Collateral”).  All borrowings under the Loan Agreement will bear interest at an annual rate based on Adjusted LIBO (as defined in the Loan Agreement) plus 3.5%. The obligations are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act.

The Loan Agreement requires the Company, under certain circumstances, including within ten (10) business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio.  If the calculated collateral coverage ratio is less than 1.6 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Loan Agreement or repay the term loans under the Loan Agreement, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Loan Agreement contains two financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Loan Agreement also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, the Company is required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

In connection with the Loan Agreement and as partial compensation to Treasury for the provision of financial assistance under the Loan Agreement, the Company issued to Treasury warrants to purchase an aggregate of 4,899,497 shares of the Company’s common stock at an exercise price of $3.98 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The exercise price and number of shares of common stock issuable under the Warrants are subject to adjustment as a result of anti-dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions.  The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants will be accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model.

On November 4, 2020, Mesa Airlines entered into the Second Amended and Restated Capacity Purchase Agreement with United Airlines, Inc., which amended and restated the prior agreement between the parties dated November 26, 2019.  The amendments included the following: (a) United’s ownership, in lieu of Mesa Airlines, of 20 E75LL aircraft, which will be leased to Mesa Airlines; (b) adjusted rates to account for the ownership of such aircraft by United; (c) relief from certain provisions related to minimum utilization until December 31, 2020; (d) United’s right to remove one or more E175LL aircraft if Mesa Airlines fails to meet certain financial covenants; and (e) a one-time provision for United to prepay $85.0 million under the future performance by Mesa Airlines and the application of certain discounts to certain payment obligations of United under the United CPA.  Weekly amounts due from United under the United CPA will be applied toward the balance of the $85.0 million prepayment until such prepayment is fully expended.

Prior to November 13, 2020 funding under the Loan Agreement, the Company repaid approximately $164.1 million in existing aircraft debt covering 44 aircraft, including indebtedness under its (a) Senior Loan Agreements, dated June 27, 2018, (b) Junior Loan Agreements, also dated June 27, 2018, (c) Credit Agreements, dated January 31, 2007, April 16, 2014, and May 23, 2014, (d) Senior Loan Agreements, dated December 27, 2017, and (e) Junior Loan Agreements, also dated December 27, 2017, as further defined in Note 9, notations (1),(3),(7) and (8). The Company used approximately $82.8 million of existing cash and $81.3 million of cash proceeds received from the United prepayment described above to fund this debt pay down. The company will treat this transaction as early extinguishment of debt. The company will treat this transaction as early extinguishment of debt and expects to recognize an immaterial gain from the extinguishment.

On November 19, 2020, Mesa Airlines entered into the Amended and Restated Capacity Purchase Agreement with American Airlines, Inc., which is effective as of January 1, 2021 and amends and restates the existing Code Share and Revenue Sharing Agreement, dated as of March 20, 2001 (as theretofore amended), between Mesa and American.  The amendments include the following: (a) a five-year term, commencing January 1, 2021 – December 31, 2025, covering 40 aircraft; (b) new compensation payable to Mesa Airlines during the term; (c) American’s right to withdraw aircraft under certain circumstances during the new five-year term; and (d) additional termination rights granted to American, subject to specified cure periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer “CEO” and Chief Financial Officer “CFO”, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including CEO and CFO, concluded that, as of September 30, 2020, those controls and procedures were, in design and operations, effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our CEO and CFO concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs

Management's Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2020.

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

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

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

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2020.

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

The exhibits listed below are filed as part of this Annual Report. References under the caption "Incorporated by Reference" to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. 92.5

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	August 14, 2018	3.2

3.3	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, date October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury				X

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)				X

10.5#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.7	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.8	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.9	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.10.1†	Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013	S-1/A	July 30, 2018	10.10.1

10.10.2†	First Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of September 12, 2014	S-1/A	July 30, 2018	10.10.2

10.10.3†	Second Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of October 2, 2015	S-1/A	July 30, 2018	10.10.3

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Date	Number	Filed Herewith

10.10.4		Third Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 1, 2015	S-1	July 13, 2018	10.9.4

10.10.5†		Fourth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of November 13, 2015	S-1/A	July 30, 2018	10.10.5

10.10.6†		Fifth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 14, 2015	S-1/A	July 30, 2018	10.10.6

10.10.7†		Sixth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of December 1, 2015	S-1/A	July 30, 2018	10.10.7

10.10.8		Seventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of August 1, 2016	S-1	July 13, 2018	10.9.8

10.10.9†		Eighth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated August 29, 2013, effective as of June 6, 2016	S-1/A	July 30, 2018	10.10.9

10.10.10†		Ninth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated January 2017, effective as of 2017	S-1/A	July 30, 2018	10.10.10

10.10.11†		Tenth Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated May 3, 2017, effective as of January 1, 2017	S-1/A	July 30, 2018	10.10.11

10.10.12†		Eleventh Amendment to the Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and United Airlines, Inc., dated 2018, effective as of 2018	S-1/A	July 30, 2018	10.10.12

10.10.13†	†	Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc., dated as of November 25, 2019	10-Q	February 10, 2020	10.1

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Date	Number	Filed Herewith

10.10.14†	†	First Amendment to the Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc., and Mesa Airlines, Inc. dated September 10, 2020, effective as of April 1, 2020				X

10.10.15†	†	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dates as of November 4, 2020				X

10.11.1†		Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated March 20, 2001, effective as of February 1, 2001	S-1/A	August 6, 2018	10.11.1

10.11.2		First Amendment to Code Share and Revenue Sharing Agreement between America West Airlines, Inc. and Mesa Airlines, Inc., dated April 27, 2001	S-1	July 13, 2018	10.10.2

10.11.3		Second Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc., dated October 24, 2002	S-1	July 13, 2018	10.10.3

10.11.4		Third Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc. and Freedom Airlines, Inc., dated January 29, 2003	S-1	July 13, 2018	10.10.4

10.11.5†		Fourth Amendment to Code Share and Revenue Sharing Agreement and Release among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 5, 2003	S-1/A	July 30, 2018	10.11.5

10.11.6		Fifth Amendment to Code Share and Revenue Sharing Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated January 28, 2005	S-1	July 13, 2018	10.10.6

10.11.7†		Sixth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among America West Airlines, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated July 27, 2005	S-1/A	July 30, 2018	10.11.7

10.11.8†		Seventh Amendment to Code Share and Revenue Sharing Agreement and Settlement, Assignment and Assumption Agreement among America West Airlines, Inc., US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated September 10, 2007	S-1/A	July 30, 2018	10.11.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.11.9†	Eighth Amendment to Code Share and Revenue Sharing Agreement and Settlement Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated May 12, 2008	S-1/A	July 30, 2018	10.11.9

10.11.10†	Ninth Amendment to Code Share and Revenue Sharing Agreement among US Airways, Inc., Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc., dated March 30, 2009	S-1/A	July 30, 2018	10.11.10

10.11.11†	Tenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 18, 2010	S-1/A	July 30, 2018	10.11.11

10.11.12†	Eleventh Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated July 1, 2012	S-1/A	July 30, 2018	10.11.12

10.11.13†	Twelfth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated February 14, 2013	S-1/A	July 30, 2018	10.11.13

10.11.14†	Thirteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 24, 2013	S-1/A	July 30, 2018	10.11.14

10.11.15†	Fourteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated April 10, 2014	S-1/A	July 30, 2018	10.11.15

10.11.16†	Fifteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated November 26, 2014	S-1/A	July 30, 2018	10.11.16

10.11.17†	Sixteenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated January 26, 2015	S-1/A	July 30, 2018	10.11.17

10.11.18†	Seventeenth Amendment to Code Share and Revenue Sharing Agreement between US Airways, Inc. and Mesa Airlines, Inc., dated December 28, 2015	S-1/A	July 30, 2018	10.11.18

10.11.19†	Eighteenth Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc., dated March 1, 2017	S-1/A	July 30, 2018	10.11.19

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Date	Number	Filed Herewith

10.11.20†		Nineteenth Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc., effective as of January 22, 2019	10-K	December 17, 2019	10.11.20

10.11.21†	†	Twenty-First Amendment to Code Share and Revenue Sharing Agreement between American Airlines, Inc. and Mesa Airlines, Inc. dated June 10, 2020 and effective April 1, 2020	10-Q	August 10, 2020	10.1

10.12.1		Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.12.2		Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.12.3		Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.12.4		Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.12.5		Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018.	S-1/A	July 30, 2018	10.12.5

10.13.1		Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13.2		Mortgage and Security Agreement Supplement No. 1 between Mesa Airlines, Inc. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.2

10.13.3		Mortgage and Security Agreement Supplement No. 2 between Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.3

10.13.4		Mortgage and Security Agreement Supplement No. 3 between Mesa Airlines, Inc. and CIT Bank, N.A., dated November 23, 2016	S-1/A	July 30, 2018	10.13.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.14.1	Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated December 14, 2016	DRS	May 7, 2018	10.14.1

10.14.2	Amendment No. 1 to Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated February 26, 2018	DRS	May 7, 2018	10.14.2

10.15.1	Mortgage and Security Agreement between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.1

10.15.2	Mortgage Supplement No. 1 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.2

10.15.3	Mortgage Supplement No. 2 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated February 2, 2017	DRS	May 7, 2018	10.15.3

10.15.4	Mortgage Supplement No. 3 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated July 5, 2017	DRS	May 7, 2018	10.15.4

10.15.5	Mortgage Supplement No. 4 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated September 29, 2017	DRS	May 7, 2018	10.15.5

10.15.6	Mortgage Supplement No. 5 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated March 1, 2018	DRS	May 7, 2018	10.15.6

10.16	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.17.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.17.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.17.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.18	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.19.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.19.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.19.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.19.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.19.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.19.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.19.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.19.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.19.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.19.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.19.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.19.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.20.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019				X

10.20.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.20.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

10.20.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020				X

10.21.1	Payroll Support Program Agreement between The Department of the Treasury and Mesa Airlines, Inc., dated as of April 16,2020	10-Q	May 11, 2020	10.1

10.22.1

Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent.

X

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Ernst and Young LLP				X

23.2	Consent of Deloitte LLP.				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

#	Management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: December 14, 2020	By:	/s/ Michael J. Lotz
Michael J. Lotz
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	December 14, 2020
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	President and Chief Financial Officer	December 14, 2020
Michael J. Lotz	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	December 14, 2020
Ellen N. Artist

/s/Mitchell Gordon	Director	December 14, 2020
Mitchell Gordon

/s/Dana J. Lockhart	Director	December 14, 2020
Dana J. Lockhart

/s/Daniel McHugh	Director	December 14, 2020
Daniel McHugh

/s/Harvey W. Schiller	Director	December 14, 2020
Harvey W. Schiller

/s/Spyridon Skiados	Director	December 14, 2020
Spyridon Skiados