Form 10-Q
period 2020-12-31
MESA AIR GROUP INC
filed 2021-02-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38626

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700 Phoenix, Arizona 85008	85008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (602) 685-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MESA	Nasdaq Global Select Market

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

As of January 29, 2021, the registrant had 35,568,290 shares of common stock, no par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	December 31,	September 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$181,300	$99,395
Restricted cash	3,634	3,446
Receivables, net	15,412	13,712
Expendable parts and supplies, net	22,760	22,971
Prepaid expenses and other current assets	12,897	16,067
Total current assets	236,003	155,591

Property and equipment, net	1,194,061	1,212,415
Intangibles, net	7,722	8,032
Lease and equipment deposits	1,851	1,899
Operating lease right-of-use assets	114,666	123,251
Other assets	514	742
Total assets	$1,554,817	$1,501,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$99,745	$189,268
Current portion of deferred revenue	51,253	9,389
Current maturities of operating leases	44,712	43,932
Accounts payable	47,576	53,229
Accrued compensation	7,029	12,030
Other accrued expenses	37,581	45,478
Total current liabilities	287,896	353,326
Noncurrent liabilities:
Long-term debt and financing leases, excluding current portion	624,116	542,456
Noncurrent operating lease liabilities	53,570	62,531
Deferred credits	5,176	5,705
Deferred income taxes	69,111	64,275
Deferred revenue, net of current portion	26,504	14,369
Other noncurrent liabilities	4,147	1,409
Total noncurrent liabilities	782,624	690,745
Total liabilities	1,070,520	1,044,071
Commitments and contingencies (Note 14 and Note 15)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,532,162 (2021) and 35,526,918 (2020) shares issued and outstanding, 4,899,497 (2021) and 0 (2020) warrants issued and outstanding	255,092	242,772
Retained earnings	229,205	215,087
Total stockholders' equity	484,297	457,859
Total liabilities and stockholders' equity	$1,554,817	$1,501,930

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2020	2019
Operating revenues:
Contract revenue	$127,158	$171,800
Pass-through and other	23,213	12,236
Total operating revenues	150,371	184,036

Operating expenses:
Flight operations	36,964	52,644
Fuel	390	169
Maintenance	52,864	58,095
Aircraft rent	10,048	11,329
Aircraft and traffic servicing	901	1,064
General and administrative	13,073	12,996
Depreciation and amortization	20,470	20,552
CARES Act grant recognition	(11,311)	—
Total operating expenses	123,399	156,849
Operating income	26,972	27,187
Other (expenses) income, net:
Interest expense	(9,082)	(12,628)
Interest income	126	58
Other (expense) income, net	923	(297)
Total other (expense), net	(8,033)	(12,867)
Income before taxes	18,939	14,320
Income tax expense	4,821	3,535
Net income and comprehensive income	$14,118	$10,785
Net income per share attributable to
common shareholders
Basic	$0.40	$0.31
Diluted	$0.39	$0.31
Weighted-average common shares outstanding
Basic	35,531	35,023
Diluted	36,647	35,182

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

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Three Months Ended December 31, 2020
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859

Stock compensation expense	—	—	850	—	850
Repurchased shares	(2,256)	—	(19)	—	(19)
Restricted shares issued	7,500	—	—	—	—
Issuance of warrants, net of issuance costs	—	4,899,497	11,489	—	11,489
Net income	—	—	—	14,118	14,118
Balance at December 31, 2020	35,532,162	4,899,497	$255,092	$229,205	$484,297

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$14,118	$10,785
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,470	20,552
Stock compensation expense	850	1,320
Deferred income taxes	4,836	3,205
Amortization of deferred credits	(793)	(1,103)
Amortization of debt discount and issuance costs	1,860	1,054
Gain on extinguishment of debt	(950)	—
Loss on disposal of assets	24	407
Provision for obsolete expendable parts and supplies	(37)	97
Changes in assets and liabilities:
Receivables	(1,700)	(1,040)
Expendable parts and supplies	256	(1,158)
Prepaid expenses and other current assets	4,296	327
Accounts payable	(5,723)	(2,336)
Deferred revenue	53,999	—
Accrued liabilities	(12,637)	5,791
Change in operating lease right-of- use assets	404	329
Net cash provided by operating activities	79,273	38,230

Cash flows from investing activities:
Capital expenditures	(1,773)	(10,124)
Net returns (payments) on equipment & other deposits	—	(2,704)
Net cash used in investing activities	(1,773)	(12,828)

Cash flows from financing activities:
Proceeds from long-term debt	195,000	—
Principal payments on long-term debt and financing leases	(189,131)	(36,467)
Payments of debt and warrant issuance	(1,257)	(184)
Repurchase of stock	(19)	(41)
Net cash provided by financing activities	4,593	(36,692)

Net change in cash, cash equivalents and restricted cash	82,093	(11,290)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$184,934	$61,211

Supplemental cash flow information
Cash paid for interest	$6,743	$9,440
Cash paid for income taxes, net	$1	$15
Operating lease payments in operating cash flows	$9,304	$9,534
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange of lease liabilities	$69	$142,165
Supplemental non-cash financing activities
Debt issuance cost related to loan agreement with US Department of Treasury	$(1,887)	$—
Accrued capital expenditures	$—	$334

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 116 cities in 42 states, the District of Columbia, the Bahamas, and Mexico as well as Cargo services out of Cincinnati/Northern Kentucky International Airport. As of December 31, 2020, Mesa operated a fleet of 159 aircraft with approximately 420 daily departures and 3,200 employees. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of the capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc.

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

American Capacity Purchase Agreement

As of December 31, 2020, the Company operated 54 CRJ-900 aircraft for American under a Capacity Purchase Agreement. In exchange for providing flight services under our American Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American Capacity Purchase Agreement. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

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

            On November 19, 2020, we entered into an Amended and Restated American Capacity Purchase Agreement (the “Amended and Restated American Capacity Purchase Agreement”) with American which is effective as of January 1, 2021 and amends and restates the Code Share and Revenue Sharing Agreement, dated as of March 20, 2001 (as theretofore amended, supplemented and modified, the “Existing CPA”), between Mesa Airlines and American. The Amended and Restated American Purchase Agreement included the following amendments to the Existing CPA:

▪	A five-year term, commencing January 1, 2021 – December 31, 2025, covering 40 aircraft;

▪	Establishes new compensation payable to Mesa Airlines during the new term;

▪

Grants American the option in its sole discretion to withdraw up to: (a) 10 aircraft during calendar year 2021, provided that for the 6-month period ending June 30, 2021, American may only exercise this right if the number of mainline narrow body aircraft in American’s fleet has been reduced by a specified number of aircraft during such period, (b) 5 aircraft during each of calendar years 2022 and 2023, and (c) during the period from January 1, 2024 to July 31, 2024. American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter they have the right to remove the last 20 aircraft;

▪

Also grants American the right to withdraw a limited number of aircraft in connection with the failure to meet certain performance objectives for the fleet over consecutive monthly periods, or failure to satisfactorily complete established cabin interior program requirements by certain deadlines; and

▪

Provides American with additional termination rights, subject to certain cure periods, including the occurrence of a force majeure event (as defined in the American CPA) that lasts for a specified number of consecutive days (including but not limited to a future epidemic or pandemic), the occurrence of a labor dispute that affects Mesa’s ability to operate over a specified number of days, and operating in violation of any existing American collective bargaining agreement.

Our existing American Capacity Purchase Agreement is subject to following termination prior to its expiration on December 31,2025, subject to the Company’s right to cure, in various circumstances including:

▪	If either American or the Company become insolvent, file for bankruptcy or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;

▪	Failure by the Company or American to perform the covenants, conditions or provisions of the American Capacity Purchase Agreement, subject to 15 days' notice and cure rights;

▪

If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the agreement;

▪	If our controllable flight completion factor falls below certain levels for a specified period of time, subject to our right to cure, or;

▪

Upon the occurrence of a force majeure event (as defined in the Capacity Purchase Agreement) that lasts for a specified period of consecutive days and affects our ability to operate scheduled flights, including a future epidemic or pandemic;

▪	If a labor dispute affects our ability to operate over a specified number of days or we operate in violation of any existing American collective bargaining agreement; or

▪	Upon a change in our ownership or control without the written approval of American

On December 22, 2020, we entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated American Capacity Purchase Agreement. The amendments in Amendment No. 1 reflect the following:

▪

The addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 3 aircraft, commencing January 5, 2021 to March 3, 2021, and (ii) increasing to a total of 5 aircraft, commencing March 4, 2021.  The term of the Incremental Aircraft will be determined by American in its sole discretion;

▪

American’s right, exercisable in its sole discretion, to withdraw any Incremental Aircraft upon 60 days’ prior notice.  American may specify one or more dates for the withdrawal of such Incremental Aircraft.

United Capacity Purchase Agreement

As of December 31, 2020, we operated 20 CRJ-700, 60 E-175 and 12 E-175LL aircraft for United under our United Capacity Purchase Agreement. We expect to operate a total of 60 E175 and 20 E-175LL aircraft by mid-year in 2021 when we take delivery of the remaining 8 E-175LL aircraft by the end of June 2021. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 and all of the new E175-LL aircraft (discussed below) and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 E-175 and all E-175LL aircraft owned by United. Our United Capacity Purchase Agreement permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of 20 new Embraer E175LL aircraft to the scope of such Agreement. These new aircraft were to be financed and owned by us and operated for a period of twelve (12) years from the in-service date. Deliveries of the new E175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021.  Commencing five (5) years after the actual in-service date, United has the right to remove the E175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E175LL aircraft to the amended and restated United Capacity Purchase Agreement, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028.  In addition, we own 18 E-175 aircraft that are operated for United and come out of service under the United Capacity Purchase Agreement in 2028. Under the amended and restated United Capacity Purchase Agreement, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of seven (7) years. We will continue to operate such aircraft until they are transitioned to the new service provider. United has a right to purchase the CRJ-700 aircraft at the then fair market value.

On November 4, 2020, we amended and restated our United Capacity Purchase Agreement to, among other things, amend the ownership by United, in lieu of the Company, of 20 E175LL aircraft that will be leased to the Company. Per the amendment, these new aircraft will be now financed by United and leased to the Company to operate for a period of twelve (12) years from the in-service date. As of December 30, 2020, 12 E175LL have been delivered and the remaining 8 are expected to be delivered by the end of June 2021. We agreed to adjusted rates to account for the change in ownership of the E175LL aircraft, relief from certain provisions related to minimum utilization until December 31, 2021 and an additional right of United to remove one or more E175LL aircraft in the event that the Company fails to meet certain financial covenants. The Company is leasing these aircrafts from United at nominal rates, these leases are not considered embedded leases within the contract and are excluded from the Company’s right-of-use assets and operating lease liabilities under ASC 842.

We also agreed to a one-time provision for United to prepay $81.5 million under the United CPA for future performance by the Company (the “Prepayment”), and certain discounts on services provided under the capacity purchase agreement. We elected the practical expedient concerning the evaluation of a significant financing component for the Prepayment received in November 2020, and have accounted for the payment received within current deferred revenue. As of December 31, 2020, we have recognized $33.3 million of the Prepayment deferred revenue for flight services performed and expect to recognize the remaining balance to revenue as flight services are performed during the second quarter of 2021. The terms of the Prepayment also include affirmative and negative covenants and events of default customary for transactions of this type. Proceeds from the Prepayment were used to retire debt on certain airframes and engines that serve as collateral under the term loan facility provided to the Company by the U.S. Treasury. See Note 8.

DHL Flight Services

On December 20, 2019, the Company entered into a Flight Services Agreement with DHL Network Operations (USA), Inc. Under the terms of this agreement, Mesa operates two Boeing 737-400F aircraft to provide air transportation services to DHL. The Company receives a fee per block hour with a minimum block hour guarantee.  In addition, the costs for heavy maintenance including c-checks, off-wing engine maintenance and overhauls including LLPs, Landing Gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs are a direct pass through to DHL.  Ground support including fueling and airport fees are paid directly by DHL.  The Company is eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance.

In connection with the Flight Services Agreement, the Company also entered into an Aircraft Sublease Agreement with DHL for the two Boeing 737-400F aircraft at no cost. The leases are not considered embedded leases within the contract and are excluded from the Company’s right-of-use assets and operating lease liabilities under ASC 842.

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

These condensed consolidated financial statements should be read in conjunction with, the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act,") and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the Company’s initial public offer (“IPO”), subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Contract revenue and Pass- through and other

The Company recognizes contract revenue when the service is provided under its capacity purchase agreements. Under the capacity purchase agreements, our major airline partners generally pay for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partners also directly pay for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel and airport landing fees. The Company’s performance obligation is met when each flight is completed, and revenue is recognized and reflected in contract revenue. The directly reimbursed expenses, earned as flights are completed over the agreement term, are recognized and reflected in pass-through revenue. The Company records deferred revenue when cash payments are received or are due from our airline partners in advance of the Company’s performance, including amounts that are refundable.

We received an $81.5 million prepayment under the amended and restated United Capacity Purchase Agreement, as discussed in Note 1. As of December 31, 2020, we recognized $33.3 million of the prepayment and we expect to recognize the remaining $48.2 million as flight services are performed during the second quarter of 2021.

The deferred revenue balance as of December 31, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (In thousands):

Periods Ending December 31,	Total Maturities
Remainder of 2021	$48,420
2022	9,714
2023	9,563
2024	8,503
2025	1,338
Thereafter	219
Total	$77,757

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $49.5 million and $53.3 million of lease revenue for the three months ended December 31, 2020 and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

Aircraft Lease

In addition to the aircraft we receive from United as nominal leases under our United Capacity Purchase Agreement, approximately 11% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at December 31, 2020 and September 30, 2020 are $7.7 million and $8.5 million, respectively. The Company recognized $0.8 million and $1.1 million of the deferred credits to revenue during the three months ended December 31, 2020 and 2019.

Contract Assets

The Company recognizes assets from the costs incurred to fulfill a contract including aircraft painting and reconfiguration and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the condensed consolidated balance sheets. The Company's contract assets balances at December 31, 2020 and September 30, 2020 are $1.6 million and $2.0 million, respectively. Contract cost amortization was $0.4 million and $0.6 million for the three months ended December 31, 2020 and 2019, respectively.

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

Engine overhaul expense totaled $14.4 million and $10.6 million for the three months ended December 31, 2020, and 2019, respectively, of which $9.6 million and $1.9 million, respectively, was pass-through expense. Airframe C-check expense totaled $10.1 million and $7.3 million for the three months ended December 31, 2020, and 2019, respectively, of which $7.1 million and $1.2 million, respectively, was pass-through expense.

3.	Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In June 2016, the FASB issued new guidance requiring all expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. Our adoption of this guidance on a modified retrospective basis on October 1, 2020 did not have a material impact as credit losses have not been, and are not expected to be, significant based on historical collection trends, the financial condition of our airline partners and external market factors.

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s September 30, 2019 balance sheet have been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the year ended September 30, 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 14 and 15, "Leases and Commitments” and “Contingencies," for more information.

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

4.	Concentrations

At December 31, 2020, the Company had capacity purchase agreements with American and United and a Flight Services Agreement with DHL Network Operations (USA). All of the Company's condensed consolidated revenue for the three months ended December 31, 2020 and 2019 and accounts receivable at December 31, 2020 and September 30, 2019 was derived from these agreements.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts due based on historical collection trends, the financial condition of airline partners and external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $0.9 million and $0.8 million at December 31, 2020 and September 30, 2020, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 46% and 51% of the Company's total revenue for the three months ended December 31, 2020 and 2019, respectively. United accounted for approximately 53% and 49% of the Company's revenue for the three months ended December 31, 2020 and 2019, respectively. DHL accounted for 1% and 0% of the Company’s revenue for the three months ended December 31, 2020 and 2019, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

5.	Intangible Assets

Information about the intangible assets of the Company as of December 31, 2020 and September 30, 2020, is as follows (in thousands):

	December 31,	September 30,
	2020	2020
Customer relationship	$43,800	$43,800
Accumulated amortization	(36,078)	(35,768)
	$7,722	$8,032

Total amortization expense recognized was approximately $0.3 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively. The Company expects to record amortization expense of $0.9 million for the remainder of 2021, and $1.0 million, $0.9 million, $0.8 million, $0.7 million for fiscal years 2022, 2023, 2024 and 2025, respectively.
6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of December 31, 2020 and September 30, 2020, consisted of the following (in thousands):

	December 31,	September 30,
	2020	2020
Expendable parts and supplies, net:
Expendable parts and supplies	$27,347	$27,431
Less: obsolescence and other	(4,587)	(4,460)
	$22,760	$22,971

Prepaid expenses and other current assets:
Deferred offering and reimbursed costs	$1,129	$1,261
Other	11,768	14,806
	$12,897	$16,067
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,597,394	$1,596,174
Other equipment	5,176	5,147
Leasehold improvements	2,763	2,763
Vehicles	995	1,032
Building	699	699
Furniture and fixtures	302	302
Total property and equipment	1,607,329	1,606,117
Less: accumulated depreciation	(413,268)	(393,702)
	$1,194,061	$1,212,415

Other accrued expenses:
Accrued property taxes	$12,690	$11,354
Accrued interest	5,149	3,268
Accrued vacation	6,143	5,975
Other	13,599	24,881
	$37,581	$45,478

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of December 31, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation expense totaled approximately $20.2 million and $20.2 million for the three months ended December 31, 2020 and 2019, respectively.

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

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	December 31, 2020		September 30, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and financing leases, including current maturities(1)	$746.4	$777.3	$743.3	$768.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt, Financing Leases and Other Borrowings

Long-term debt as of December 31, 2020 and September 30, 2020, consisted of the following (in thousands):

	December 31,	September 30,
	2020	2020
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$—	$41,472
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	—	55,674
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	105,989	105,887
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	172,137	172,137
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	134,325	138,114
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	—	47,319
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	—	29,682
Notes payable to financial institution due 2020(10)	1,523	1,523
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	—	4,182
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(12)	6,185	6,864
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(13)	58,988	63,341
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(14)	43,750	48,125
Notes payable to financial institution due 2023 (15)	5,500	6,000
Revolving Credit Facility (16)	22,296	22,930
Notes payable to financial institution due 2025 (17)	195,705	—
Gross long-term debt, including current maturities	746,398	743,250
Less unamortized debt issuance costs	(11,174)	—
Less Notes payable warrants	(11,363)	(11,526)
Net long-term debt, including current maturities	723,861	731,724
Less current portion	(99,745)	(189,268)
Net long-term debt	$624,116	$542,456

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% and requires monthly principal and interest payments. The loan was paid in full during quarter ended December 31, 2020.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus 1.95%   and requires monthly principal and interest payments. In fiscal 2018, the Company repaid $40.0 million related to four CRJ-900 aircraft. During quarter ended December 31, 2020, the company paid the remaining balance in full.

(3)

In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments. The loan was paid in full during quarter ended December 31, 2020.

(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(5)

In fiscal 2016, the Company financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(6)

In fiscal 2016, the Company financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three month LIBOR plus 7.50% and require quarterly principal and interest payments. The loan was paid in full during quarter ended December 31, 2020.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% and require quarterly principal and interest payments. The loan was paid in full during quarter ended December 31, 2020.

(10)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% and requires quarterly principal and interest payments.

(11)

In fiscal 2016-2019, the Company financed certain flight equipment maintenance costs with $26.1 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21%and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. The loan was paid in full during quarter ended December 31, 2020.

12)

In February 2018, the Company leased two spare engines. The leases were determined to be capital as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(13)	In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% and requires monthly principal and interest payments.
(14)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(15)

On September 27,2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(16)

On September 25, 2019, the Company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. During quarter ended June 30, 2020, $23.0 million was drawn to cover operational needs.

(17)     On October 30, 2020, the Company entered into a loan and guarantee agreement with United States Department of Treasury for a secured loan facility of up to $200.0 million that matures on October 30, 2025. On October 30, 2020, the Company borrowed $43.0 million and on November 13, 2020, the Company borrowed an additional $152.0 million. These amounts bear interest at the three-month LIBOR plus 3.50% which was paid-in-kind and capitalized into the balance of the loans for the first interest payment date on December 15, 2020. No further borrowings are available under the Loan and Guarantee Agreement.

Principal maturities of long-term debt as of December 31, 2020, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
Remainder of 2021	$82,535
2022	113,048
2023	89,462
2024	61,209
2025	56,526
Thereafter	343,618
$746,398

The net book value of collateralized aircraft and equipment as of December 31, 2020 was $1,077.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At December 31, 2020 Mesa has $172.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

CIT Revolving Credit Facility

On September 25, 2019, the Company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. During quarter ended June 30, 2020, $23.0 million was drawn to cover operational needs.

Loan agreement with United States Department of Treasury

    On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with United States Department of Treasury (the “U.S. Treasury”) for a secured loan facility of up to $200.0 million that matures in October 2025 (“the Treasury Loan Agreement”). On October 30, 2020, the Company borrowed $43.0 million (“the $43M Treasury Loan”) and on November 13, 2020, the Company borrowed an additional $152.0 million (“the $152M Treasury Loan”), collectively referred to as the “Treasury Term Loan Facility”. No further borrowings are available under the Treasury Loan Agreement. The Company also issued warrants to purchase shares of common stock to the U.S. Treasury.

The Loan and Guarantee Agreement bear interest at a variable rate equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September and December, beginning with December 15, 2021.

All principal amounts outstanding under the Loan and Guarantee Agreement are due and payable in a single installment on October 30, 2025 (the “Maturity Date”). Interest will be paid by increasing the principal amount of the loan by the amount of such interest due on an interest payment date for the first 12 months. Mesa's obligations under the Treasury Loan Agreement are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment and tooling (collectively, the “Collateral”). The obligations under the Loan Agreement are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Loan Agreement may be made, in whole or in part, by Mesa Airlines, without premium or penalty, at any time and from time to time.  Amounts prepaid may not be reborrowed.  Mandatory prepayments of loans under the Loan Agreement are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral.  In addition, if a “change of control” (as defined in the Loan Agreement) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Loan Agreement.

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

In connection with the Loan and Guarantee Agreement and as partial compensation to Treasury for the provision of financial assistance under the Loan and Guarantee Agreement, the Company issued to Treasury warrants to purchase an aggregate of 4,899,497 shares of the Company’s common stock at an exercise price of $3.98 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The exercise price and number of shares of common stock issuable under the Warrants are subject to adjustment as a result of anti-dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions.  The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. For accounting purposes, the fair value for the Treasury Loan Warrant Shares is estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Term Loan Facility in the condensed consolidated balance sheet.

The Company incurred $3.1 million in debt issuance costs relating to the Loan and Guarantee Agreement. In accordance with the applicable guidance, Mesa allocated the debt issuance costs between the Treasury Loan and related warrants. At funding on October 30, 2020, the $43M Treasury Loan was recorded net of $0.7 million in capitalized debt issuance costs. At funding on November 13, 2020, the $152M Treasury Loan was recorded net of $2.3 million in capitalized debt issuance costs. The remaining $0.1 million in debt issuance costs was allocated to the warrants as a reduction to the warrant value within additional paid-in capital. Debt issuance costs allocated to the debt are amortized into interest expense using the effective interest method over the term of the related loan.

Debt Repayment

Prior to the November 13, 2020 funding of the $152M Treasury Loan, the Company repaid $167.7 million in existing aircraft debt covering 44 aircraft, including indebtedness under its (a) Senior Loan Agreements, dated June 27, 2018, (b) Junior Loan Agreements, also dated June 27, 2018, (c) Credit Agreements, dated January 31, 2007, April 16, 2014, and May 23, 2014, (d) Senior Loan Agreements, dated December 27, 2017, and (e) Junior Loan Agreements, also dated December 27, 2017 (collectively, “the EDC Loans”). The Company made payments totaling $164.1 million to repay the EDC Loans, consisting of principal of $167.7 million, and a $3.6 million discount on the balance owed. Additionally, in connection with the repayment, $2.5 million of unamortized original issue discount and deferred financing costs were recorded as a loss on debt extinguishment, resulting in a net gain on extinguishment of $1.0 million recorded within other income.

As of December 31, 2020, the Company is in compliance will all debt covenants.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2020	2019
Net income attributable to Mesa Air Group	$14,118	$10,785
Basic weighted average common shares outstanding	35,531	35,023
Add: Incremental shares for:
Dilutive share adjustment - UST Warrant	800	—
Dilutive share adjustment - Restricted Shares	316	159
Diluted weighted average common shares outstanding	36,647	35,182
Net income per common share attributable to Mesa Air Group:
Basic	$0.40	$0.31
Diluted	$0.39	$0.31

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three months ended December 31, 2020 and 2019.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Certain persons who are not U.S. citizens currently hold outstanding warrants to purchase shares of the Company's common stock. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). As of September 30, 2019 all the outstanding warrants were converted to common shares.

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

On October 30, 2020 and November 13, 2020, the Company entered into the Loan and Guarantee Agreement with the United States Department of the Treasury (the “Treasury”) and the Bank of New York Mellon, as Administrative and Collateral Agent, under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

In connection with the Loan and Guarantee Agreement and as partial compensation to the Treasury for the provision of financial assistance under the Loan and Guarantee Agreement, the Company issued warrants to the Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The Warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the Treasury. The exercise price and number of Warrant Shares issuable under the Warrants are subject to adjustment as a result of anti-

dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants will be accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model. As of December 31, 2020, 4,899,497 warrants were issued and outstanding.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Loan and Guarantee Agreement and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

11.	Income Taxes

The Company’s effective tax rate (ETR) from continuing operations was 25.5% for the three months ended December 31, 2020 and 24.7% for the three months ended December 31, 2019, respectively. The Company's ETR during the three months ended December 31, 2020 was different from the federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, and changes in state apportionment and state statutory rates. We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

The Company's current year effective tax rate increased compared to the prior year tax rate as a result of a decrease to the forecast for the current fiscal year, as the Company's permanent differences between book and taxable income therefore have a larger impact on the Company's effective tax rate. In addition, the Company's rate varied from the prior year's as a result of the state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryovers of approximately $512.4 million and $223.9 million, respectively, which expire in fiscal years 2027-2038 and 2021-2040, respectively.  Approximately $3.1 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the three months ended December 31, 2020 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	5,000	7.71
Vested	(7,500)	7.37
Forfeited	(17,500)	4.59
Restricted shares unvested at December 31, 2020	1,175,548	$5.48

As of December 31, 2020, there was $4.2 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2020 and 2019 was $0.9 million and $1.3 million, respectively.

The Company repurchased 2,256 shares of its common stock for $0.02 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the three months ended December 31, 2020.

The Company has granted restricted stock units (“RSUs”) as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors.  RSAs and RSUs generally vest over a period of 3 to 5 years for employees and over one year for members of the Board of Directors.  The restricted common stock underlying RSAs are deemed issued and outstanding upon grant, and carry the same voting rights of unrestricted outstanding common stock.  The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2020, eligible employees purchased and the Company issued 99,644 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.
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

As of December 31, 2020, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $13.8 million and $16.8 million for the three months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company’s operating lease right-of-use assets were $114.7 million, the Company’s current maturities of operating lease liabilities were $44.7 million, and the Company’s noncurrent lease liabilities were $53.6 million.

The Company’s operating lease payments in operating cash flows for the three months ended December 31, 2020 and 2019 are $9.3 million and $9.5 million, respectively.

The table below presents lease related terms and discount rates as of December 31, 2020:

As of December 31,2020
Weighted average remaining lease term Operating leases	3.3 years
Weighted average discount rate Operating leases	4.2%

The Table below represents lease expense recorded during three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Operating lease cost	$13,839	$16,784	$(2,945)	(17.5)%

The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2020 (in thousands):

Periods Ending December 31,	Total Maturities
Remainder of 2021	$38,095
2022	33,242
2023	15,973
2024	14,682
2025	1,494
Thereafter	160
Less: Interest	$(5,364)
Amounts recorded in the Consolidated Balance Sheet	$98,282

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2019 (in thousands):

Periods Ending September 30,	Total Payments
2020	47,814
2021	46,007
2022	31,090
2023	13,726
2024	13,185
Thereafter	1,368
Total	$153,190

Engine Purchase Commitments

On October 8, 2020, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13, which deferred the initial delivery and payment dates of the 20 new spare CF34-8C5 engines that were subject to previously disclosed letter agreements between the Company and GE. Under the terms of the Amended and Restated Letter Agreement, the Company agreed to purchase and take delivery of the 20 new space CF34-8C5 engines commencing in May 2021, with the final spare engine to be delivered in December 2021. Payments are now due in five (5) separate tranches commencing in December 2020, and in February, April, May and June 2021. The total purchase commitment related to these engines is approximately $118.9 million. However, the parties continue to discuss modifying the number of spare engines to be purchased by the Company and timing of deliveries under the Amended and restated Letter Agreement No. 13.

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

In February 2021, the Company was granted $48.6 million in financial assistance by the Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. The Company received the first installment of $24.3 million on February 8, 2021.

The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through March 31, 2021. Other conditions include prohibitions on share repurchases and dividends through March 31, 2022, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 116 cities in 42 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements entered into with American Airlines, Inc. (“American”), United Airlines, Inc. (“United”), and DHL (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of December 31, 2020, we operated a fleet of 159 aircraft with approximately 420 daily departures. We operate 54 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 20 CRJ-700, 60 E-175 and 12 E-175LL aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). We operate 2 Boeing 737- F400 aircraft under the Flight Services Agreement with DHL Network Operations. For the three months ended December 31, 2020, approximately 53% of our aircraft in scheduled service were operated for United, approximately 46% were operated for American and 1% were operated for DHL. All of our operating revenue in our three months ended December 31, 2020 was derived from operations associated with our American and United Capacity Purchase Agreements and DHL Flight Services Agreement.

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

The rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. This reduction in demand has had an unprecedented and materially adverse impact on our revenues and financial position. During the three months ended December 31, 2020, we experienced a decrease in contract revenue primarily related to lower flying on our CRJ-900, CRJ-700, and E-175 fleets due to the impact of COVID-19. The funds the Company received under the Payroll Support Program and its Loan and Guarantee Agreement with the Treasury, coupled with the Company’s diligent cost saving, has helped to partially offset the negative impacts of COVID-19 on the Company’s business. While we are planning for a modest demand recovery in fiscal 2021, the exact timing and pace of the recovery back to pre-COVID 19 is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Since a portion of our revenue is fixed due to the structure of our capacity purchase agreements, the impact to Mesa has been and will likely continue to be less severe notwithstanding the significant reduction in our scheduled flying. In addition, we have limited exposure to fluctuations in passenger traffic, ticket and fuel prices. The initiatives and measures put in place to limit the spread of the virus has and will continue to have a material adverse impact on our business, financial position and results of operations.

Balance Sheet, Cash Flow and Liquidity. As of December 31, 2020, our cash and cash equivalents balance was $181.3 million.

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

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements and flight service agreement, including aircraft repositioning and maintenance.  All aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major airline partners. The fuel and related cost for flying under our FSA were directly paid and supplied by DHL. We do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements and DHL under our flight services agreement.

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

Other (Expense) Income, Net

Interest Expense. Interest expense is interest on our debt incurred to finance purchases of aircraft, engines, equipment as well as debt financing costs amortization.

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

While we operate under two separate capacity purchase agreements and one flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker (“CODM”) uses condensed consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

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

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

We had operating income of $27.0 million in our three months ended December 31, 2020 compared to operating income of $27.2 million in our three months ended December 31, 2019.  In our three months ended December 31, 2020, we had net income of $14.1 million compared to net income of $10.8 million in our three months ended December 31, 2019.  Our operating results for the three months ended December 31, 2020 reflected a decrease in contract revenue primarily related to lower flying on our CRJ-900, CRJ-700, and E-175 fleet due to the impact of COVID-19 and an increase in pass-through and other revenues primarily due to an increase in maintenance pass-through expense.

Flight operations expense decreased in the three months ended December 31, 2020 due to lower pilot and flight attendant wages and pilot training expenses. Our maintenance expense decreased primarily due to fewer airframe C-checks and engine heavy maintenance events and lower component contracts, parts, and labor expense offset by higher pass-through maintenance.  Our aircraft rent decreased in the three months ended December 31, 2020 compared to the same period in 2019 primarily as a result of a decrease in engine rent.

Operating Revenues

	Three Months Ended December 31,
	2020	2019	Change
Operating revenues ($ in thousands):
Contract	$127,158	$171,800	$(44,642)	(26.0)%
Pass-through and other	23,213	12,236	10,977	89.7%
Total operating revenues	$150,371	$184,036	$(33,665)	(18.3)%

Operating data:
Available seat miles—ASMs (thousands)	1,670,943	2,735,386	(1,064,443)	(38.9)%
Block hours	69,247	115,562	(46,315)	(40.1)%
Revenue passenger miles—RPMs (thousands)	1,171,411	2,151,593	(980,182)	(45.6)%
Average stage length (miles)	637	573	64	11.2%
Contract revenue per available seat mile—CRASM (in cents)	¢7.61	¢ 6.28	¢ 1.33	21.2%
Passengers	1,829,714	3,697,138	(1,867,424)	(50.5)%

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

Total operating revenue decreased by $33.7 million, or 18.3%, to $150.4 million for our three months ended December 31, 2020 as compared to our three months ended December 31, 2019. Contract revenue decreased by $44.6 million, or 26.0%, to $127.2 million primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleet.  Our block hours flown during our three months ended December 31, 2020 decreased 40.1% compared to the three months ended December 31, 2019 due to decreased flying on all our fleets. Our pass-through and other revenue increased during our three months ended December 31, 2020 by $11.0 million, or 89.7%, to $23.2 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$36,964	$52,644	$(15,680)	(29.8)%
Fuel	390	169	221	130.8%
Maintenance	52,864	58,095	(5,231)	(9.0)%
Aircraft rent	10,048	11,329	(1,281)	(11.3)%
Aircraft and traffic servicing	901	1,064	(163)	(15.3)%
General and administrative	13,073	12,996	77	0.6%
Depreciation and amortization	20,470	20,552	(82)	(0.4)%
CARES Act grant recognition	(11,311)	—	(11,311)	100.0%
Total operating expenses	$123,399	$156,849	$(33,450)	(21.3)%

Operating data:
Available seat miles—ASMs (thousands)	1,670,943	2,735,386	(1,064,443)	(38.9)%
Block hours	69,247	115,562	(46,315)	(40.1)%
Average stage length (miles)	637	573	64	11.2%
Departures	35,344	62,725	(27,381)	(43.7)%

Flight Operations. Flight operations expense decreased $15.7 million, or 29.8%, to $37.0 million for our three months ended December 31, 2020 compared to the same period in 2019.  The decrease was primarily driven by a decrease in pilot and flight attendant wages as well as pilot training related costs.

Fuel. Fuel expense increased $0.2 million, or 130.8%, to $0.4 million for our three months ended December 31, 2020 compared to the same period in 2019.  The increase was primarily driven by fuel expense related to the delivery of 12 new E-175 aircraft. All fuel costs related to flying under our capacity purchase agreements during our three months ended December 31, 2020 and 2019 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $5.2 million, or 9.0%, to $52.9 million for our three months ended December 31, 2020 compared to the same period in 2019. This decrease was primarily driven by a decrease in engine overhaul, airframe C-Check, component contracts, parts, and labor and other expense. This increase was partially offset by an increase in pass-through c-check and engine overhaul expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $12.5 million during our three months ended December 31, 2020.

The following table presents information regarding our maintenance costs during the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019	Change
Engine overhaul	$4,753	$8,751	$(3,998)	(45.7)%
Pass-through engine overhaul	9,633	1,851	7,782	420.4%
C-check	2,958	6,051	(3,093)	(51.1)%
Pass-through C-check	7,138	1,220	5,918	485.1%
Component contracts	5,787	9,687	(3,900)	(40.3)%
Rotable and expendable parts	5,318	7,405	(2,087)	(28.2)%
Other pass-through	3,112	4,337	(1,225)	(28.2)%
Labor and other	14,165	18,793	(4,628)	(24.6)%
Total	$52,864	$58,095	$(5,231)	(9.0)%

Aircraft Rent. Aircraft rent expense decreased $1.3 million, or 11.3%, to $10.0 million for our three months ended December 31, 2020 compared to the same period in 2019. The decrease is attributable a $1.3 million decrease in engine rent due to fewer leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.2 million, or 15.3%, to $0.9 million for our three months ended December 31, 2020 compared to the same period in 2019. The decrease is primarily due to a decrease in interrupted trip expense and pass-through regulatory charges, and was partially offset by an increase in reimbursable fuel expense related to the delivery of new E-175s. For our three months ended December 31, 2020 and 2019, 58.7% and 42.2%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense increased $0.08 million, or 0.6%, to $13.1 million for our three months ended December 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in pass-through property tax, legal, and insurance expense, offset by lower wage expense. For our three months ended December 31, 2020 and 2021, $4.5 million and $4.4 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.08 million, or 0.4%, to $20.5 million for our three months ended December 31, 2020 compared to the same period in 2019. The decrease is primarily attributable to a decrease in rotable inventory depreciation expense, partially offset by an increase in aircraft enhancement and spare engine depreciation.

CARES Act grant recognition. Payroll Support Government Plan funds increased $11.3 million, or 100.0%, to $11.3 million for our three months ended December 31, 2020 compared to the same period in 2019. Under the CARES Act, the government provided the Company with a grant of $95.2 million in payroll support for the period of April through October 2020, of which $11.3 million was recognized as of December 31, 2020.

Other Expense

Other expense decreased $4.6 million, or 35.4%, to $8.3 million for our three months ended December 31, 2020, compared to the same period in 2019. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our loan agreement with United States Department of Treasury and a decrease in outstanding aircraft principal balances. Additionally, in the three months ended December 31, 2020, we had a gain on extinguishment of debt of $1.0 million, due to a $3.5 million benefit related to paying off Export Development Canada aircraft debt early and a $2.6 million write-off of financing fees

Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 25.5% for the three months ended December 31, 2020 and 24.7% for the three months ended December 31, 2019. The Company's current year effective tax rate increased compared to the prior year tax rate as a result of a decrease to the forecast for the current fiscal year, as the Company's permanent differences between book and taxable income therefore have a larger impact on the Company's effective tax rate. In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

The income tax provision for the three months ended December 31, 2020 results in an effective tax rate of 25.5% which differs from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, state taxes, changes in the valuation allowance against state net operating losses, routine stock vestings and exercises, and changes in state apportionment and state statutory rates. We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryforwards of $512.4 million and $223.9 million, respectively, which expire in 2027-2038 and 2021-2040, respectively.  Approximately $3.1 million of state net operating loss carryforwards expired in 2020.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended December 31,
	2020	2019
Reconciliation:
Net income	$14,118	$10,785
Income tax expense	4,821	3,535
Income before taxes	$18,939	$14,320
Adjustments(1)	(950)	—
Adjusted income before taxes	17,989	14,320
Interest expense	9,082	12,628
Interest income	(126)	(58)
Depreciation and amortization	20,470	20,552
Adjusted EBITDA	$47,415	$47,442
Aircraft rent	10,048	11,329
Adjusted EBITDAR	$57,463	$58,771

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to repayment of the Company’s Aircraft debts.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. These actions include:

Working with major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are the cash grant we received under the payroll support program and the Loan and Guarantee Agreement we entered into with the Treasury (the “US Treasury Loan Agreement”), each under the CARES Act, cash on hand, cash generated from operations and funds from external borrowings. During the three months ended December 31, 2020, the Company secured a $195 million five-year interest only loan from the US Treasury and received a prepayment of $81.5 million from our major airline partner United Airlines, which were used to pay down existing long-term debts.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for three months ending December 31,2020 is approximately 0.3% of annual revenue, which is lower compared to our historical expense as the Company is focusing on cost savings due to COVID 19 pandemic impact on the airline industry. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $181.3 million. In addition, we had restricted cash of $3.6 million as of December 31, 2020. As of December 31, 2020, we also had $738.7 million in secured indebtedness incurred in connection with our financing of 35 total aircraft. As of December 31, 2020, we had $146.1 million of short-term debt, excluding capital leases, and $620.1 million of long-term debt excluding capital leases.

Restricted Cash

As of December 31, 2020, we had $3.6 million in restricted cash. We have an agreement with a financial institution for letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.6 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$79,273	$38,230
Net cash used in investing activities	(1,773)	(12,828)
Net cash provided by financing activities	4,593	(36,692)
Net increase/(decrease) in cash and cash equivalents	82,093	(11,290)
Cash and cash equivalents at beginning of period	102,841	72,501
Cash and cash equivalents at end of period	$184,934	$61,211

Net Cash Flow Provided by Operating Activities

During our three months ended December 31, 2020, we had cash flow provided by operating activities of $79.3 million. We had net income of $14.1 million adjusted for the following significant non-cash items: depreciation and amortization of $20.5 million, stock-based compensation of $0.9 million, deferred income taxes of $4.8 million, deferred revenue of $5.8 million, amortization of deferred credits of $(0.8) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $1.9 million, gain on extinguishment of debt of $(1.0) million. We had a net change of $33.1 million within other net operating assets and liabilities largely driven by an increase in current portion of deferred revenue during our three months ended December 31, 2020.

Net Cash Flows Used in Investing Activities

During our three months ended December 31, 2020, net cash flow used in investing activities totaled $1.8 million. We invested $1.8 million in tools and equipment.

Net Cash Flows Provided by Financing Activities

During our three months ended December 31, 2020, net cash flow provided by financing activities was $4.6 million. We received $195.0 million of proceeds from our US Treasury Loan Agreement. We made $(189.1) million of principal repayments on long-term debt during the period. We incurred $(1.3) million of costs related to debt financing.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2020 Form 10-K under the heading "Critical Accounting Policies."

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

As of December 31, 2020, we had $545.8 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.7 million in the three months ended December 31, 2020.

As of December 31, 2020, we had $203.1 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2020.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2020, we had $545.8 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 2,256 shares of its common stock for $0.02 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the three months ended December 31, 2020

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1.1**	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021

10.1.2**	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: February 9, 2021	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)