Form 10-Q
period 2021-03-31
MESA AIR GROUP INC
filed 2021-05-11
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the registrant had 35,700,161 shares of common stock, no par value per share, issued and outstanding.

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

▪	the supply and retention of qualified airline pilots and mechanics;
▪	the volatility of pilot attrition and mechanics;
▪	dependence on, and changes to, or non-renewal of, our capacity purchase agreements;
▪	increases in our labor costs;
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$147,867	$99,395
Restricted cash	3,351	3,446
Receivables, net	13,867	13,712
Expendable parts and supplies, net	23,044	22,971
Prepaid expenses and other current assets	8,956	16,067
Total current assets	197,085	155,591

Property and equipment, net	1,180,684	1,212,415
Intangibles, net	7,412	8,032
Lease and equipment deposits	8,242	1,899
Operating lease right-of-use assets	105,521	123,251
Other assets	20,647	742
Total assets	$1,519,591	$1,501,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing leases	$103,980	$189,268
Current portion of deferred revenue	4,356	9,389
Current maturities of operating leases	44,016	43,932
Accounts payable	70,012	53,229
Accrued compensation	10,449	12,030
Other accrued expenses	28,610	45,478
Total current liabilities	261,423	353,326
Noncurrent liabilities:
Long-term debt and financing leases, excluding current portion	600,058	542,456
Noncurrent operating lease liabilities	38,405	62,531
Deferred credits	7,442	5,705
Deferred income taxes	70,929	64,275
Deferred revenue, net of current portion	29,502	14,369
Other noncurrent liabilities	20,988	1,409
Total noncurrent liabilities	767,324	690,745
Total liabilities	1,028,747	1,044,071
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,700,161 (2021) and 35,526,918 (2020) shares issued and outstanding, 4,899,497 (2021) and 0 (2020) warrants issued and outstanding	255,950	242,772
Retained earnings	234,894	215,087
Total stockholders' equity	490,844	457,859
Total liabilities and stockholders' equity	$1,519,591	$1,501,930

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Operating revenues:
Contract revenue	$81,712	$165,781	$208,870	$337,580
Pass-through and other	15,568	14,115	38,781	26,351
Total operating revenues	97,280	179,896	247,651	363,931

Operating expenses:
Flight operations	37,403	52,891	74,367	105,535
Fuel	198	188	588	358
Maintenance	51,773	64,335	104,637	122,430
Aircraft rent	9,992	12,285	20,040	23,614
Aircraft and traffic servicing	743	1,336	1,644	2,400
General and administrative	11,164	14,500	24,237	27,496
Depreciation and amortization	20,705	20,469	41,175	41,021
Lease termination	4,508	—	4,508	—
Government grant recognition	(55,967)	—	(67,278)	—
Total operating expenses	80,519	166,004	203,918	322,854
Operating income	16,761	13,892	43,733	41,077
Other (expenses) income, net:
Interest expense	(8,755)	(11,673)	(17,837)	(24,300)
Interest income	79	36	205	94
Other (expense) income, net	(506)	937	417	641
Total other (expense), net	(9,182)	(10,700)	(17,215)	(23,565)
Income before taxes	7,579	3,192	26,518	17,512
Income tax expense	1,890	1,307	6,711	4,842
Net income and comprehensive income	$5,689	$1,885	$19,807	$12,670
Net income per share attributable to
common shareholders
Basic	$0.16	$0.05	$0.56	$0.36
Diluted	$0.14	$0.05	$0.52	$0.36
Weighted-average common shares outstanding
Basic	35,628	35,141	35,579	35,082
Diluted	39,432	35,265	38,382	35,220

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

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2021
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859

Stock compensation expense	—	—	850	—	850
Repurchased shares	(2,256)	—	(19)	—	(19)
Restricted shares issued	7,500	—	—	—	—
Issuance of warrants, net of issuance costs	—	4,899,497	11,489	—	11,489
Net income	—	—	—	14,118	14,118
Balance at December 31, 2020	35,532,162	4,899,497	$255,092	$229,205	$484,297

Stock compensation expense	—	—	808	—	808
Repurchased shares and warrants	(14,680)	—	(157)	—	(157)
Warrants converted to common stock	—	—	—	—	—
Restricted shares issued	124,609	—	—	—	—
Employee share purchases	58,070	—	207	—	207
Net income	—	—	—	5,689	5,689
Balance at March 31, 2021	35,700,161	4,899,497	$255,950	$234,894	$490,844

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$19,807	$12,670
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	41,175	41,021
Stock compensation expense	1,658	2,513
Deferred income taxes	6,654	4,490
Amortization of deferred credits	(2,258)	(2,041)
Amortization of debt discount and issuance costs	4,994	2,149
Gain on extinguishment of debt	(950)	—
Loss on disposal of assets	25	514
Provision for obsolete expendable parts and supplies	22	306
Loss on lease termination	4,508	—
Changes in assets and liabilities:
Receivables	(155)	9,019
Expendable parts and supplies	(84)	(1,382)
Prepaid expenses and other current assets	(1,988)	97
Accounts payable	15,470	(602)
Deferred revenue	10,099	—
Accrued liabilities	(14,091)	2,122
Change in operating lease right-of- use assets	(6,311)	(5,674)
Net cash provided by operating activities	78,575	65,202

Cash flows from investing activities:
Capital expenditures	(5,261)	(12,968)
Net returns (payments) on equipment & other deposits	(6,414)	(11,805)
Net cash used in investing activities	(11,675)	(24,773)

Cash flows from financing activities:
Proceeds from long-term debt	195,000	23,000
Principal payments on long-term debt and financing leases	(212,020)	(79,395)
Payments of debt and warrant issuance	(1,326)	(494)
Repurchase of stock	(176)	(201)
Net cash used in financing activities	(18,522)	(57,090)

Net change in cash, cash equivalents and restricted cash	48,378	(16,661)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$151,219	$55,840

Supplemental cash flow information
Cash paid for interest	$16,922	$22,402
Cash paid for income taxes, net	$49	$45
Operating lease payments in operating cash flows	$25,716	$26,240
Supplemental non-cash transactions
Warrants received from Archer Aviation Inc. ("Archer")	$16.4	$—
Right-of-use assets (disposed) obtained	$(320)	$145,627
Debt issuance cost related to loan agreement with US Department of Treasury	$(1,887)	$—
Accrued capital expenditures	$—	$98

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 112 cities in 38 states, the District of Columbia, and Mexico as well as cargo flight services originating from Cincinnati/Northern Kentucky International Airport. As of March 31, 2021, Mesa operated a fleet of 163 aircraft with approximately 440 daily departures and 3,111 employees. Mesa operates all of its flights on behalf of major partners as either American Eagle, United Express, or DHL Express flights pursuant to the terms of the Capacity Purchase Agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”).

The financial arrangements between the Company and its major partners involve a revenue-guarantee arrangement whereby the major partner pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these capacity purchase agreements, the major airline controls route selection, pricing and seat inventories, reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

American Capacity Purchase Agreement

As of March 31, 2021, the Company operated 45 CRJ-900 aircraft under the American Capacity Purchase Agreement. In exchange for providing flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

On November 19, 2020, we entered into an Amended and Restated American Capacity Purchase Agreement (the “Amended and Restated American Capacity Purchase Agreement”). The Amended and Restated American Capacity Purchase Agreement included the following amendments to the existing CPA:

•	Extended the CPA for a five-year term, commencing January 1, 2021 to December 31, 2025;

•	Reduced the number of aircraft operated under the agreement to 40 CRJ-900 aircraft;

•

Provided American the option in its sole discretion to withdraw up to: (a) 10 aircraft during calendar year 2021, provided that for the 6-month period ending June 30, 2021, American may only exercise this right if the number of mainline narrow body aircraft in American’s fleet has been reduced by a specified number of aircraft during such period, (b) 5 aircraft during each of calendar years 2022 and 2023, and (c) during the period from January 1, 2024 to July 31, 2024. American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter they have the right to remove the last 20 aircraft;

On December 22, 2020, we entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated American Capacity Purchase Agreement. The amendments in Amendment No. 1 reflect the following:

•

Addition of CRJ-900 aircraft to the Amended and Restated American Capacity Purchase Agreement (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 3 aircraft, commencing January 5, 2021 to March 3, 2021, and (ii) increasing to a total of 5 aircraft, commencing March 4, 2021.  The term of the Incremental Aircraft will be determined by American in its sole discretion to withdraw any Incremental Aircraft upon 60 days’ prior notice.  American may specify one or more dates for the withdrawal of such Incremental Aircraft.

On April 9, 2021, we entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated American   Capacity Purchase Agreement. The amendments in Amendment No. 2 reflect the following:

•

Addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 5 aircraft, commencing March 4, 2021 to May 5, 2021, and (ii) decreasing to a total of 3 aircraft, commencing May 6, 2021 to June 2, 2021, and (iii) increasing to a total of 5 aircraft commencing on June 3, 2021 until August 17, 2021.  The term of the Incremental Aircraft will be determined by American in its sole discretion to withdraw any Incremental Aircraft upon 60 days’ prior notice.  American may specify one or more dates for the withdrawal of such Incremental Aircraft.

On April 19, 2021, we entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated American Capacity Purchase Agreement. The amendments in Amendment No. 3 reflect the following:

•

A temporary reduction in rates for fixed amount per month, per aircraft and per block rates for the period December 2020 to March 2021. The basis for the reduction is lower labor costs due to the grant received under the Payroll Support Program Extension (PSP2).

•	Agreement to a temporary reduction in rates if Mesa receives grants under the Payroll Support Program Extension (PSP3).

Our Amended and Restated American Capacity Purchase Agreement is subject to termination prior to its expiration, subject to the Company’s right to cure, in various circumstances including:

•	If either American or the Company become insolvent, file for bankruptcy or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by the Company or American to perform the covenants, conditions or provisions of the American Capacity Purchase Agreement, subject to 15 days' notice and cure rights;

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

•

Upon the occurrence of a force majeure event (as defined in the Amended and Restated American Capacity Purchase Agreement) that lasts for a specified period of consecutive days and affects our ability to operate scheduled flights, including a future epidemic or pandemic;

•	If a labor dispute affects our ability to operate over a specified number of days or we operate in violation of any existing American collective bargaining agreement; or

•	Upon a change in our ownership or control without the written approval of American

United Capacity Purchase Agreement

As of March 31, 2021, we operated 60 E-175 and 16 E-175LL aircraft for United under the United Capacity Purchase Agreement. In exchange for providing the flight services under our United Capacity Purchase Agreement, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United Capacity Purchase Agreement, United owns 42 of the 60 E-175 and all of the E-175LL aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 United owned E-175 aircraft.

On November 26, 2019, we amended and restated our United Capacity Purchase Agreement. The Amended and Restated United Purchase Agreement included the following amendments:

•

Addition of 20 new E-175 LL aircraft to be financed by the Company and operate them for a period of twelve (12) years from the aircraft acceptance and in-service date, expiring between November 2032 and June 2033.

•

Extended the term of the 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028. Extended the term of the 18 E-175 aircraft that Company owns for an additional five (5) years, which now expires in 2028.

•

The Company agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement. The amendment also granted United a right to purchase the leased CRJ-700 aircraft at any point during the (9) year lease term for an amount representing the appraised value of the aircraft.

On November 4, 2020, we amended and restated our United Capacity Purchase Agreement. The amendments reflect the following:

•

Transferred the financing and ownership of the 20 new E-175 LL aircraft to United. The aircraft will be leased to the Company at nominal amounts to operate for a period of twelve (12) years from the aircraft acceptance and in-service date, expiring between November 2032 and June 2033.

•	As of March 31, 2021, 16 E-175LL have been delivered and the remaining 4 aircraft are expected to be delivered by the end of June 2021.

Our United Capacity Purchase Agreement is subject to following termination rights prior to its expiration.

•

Permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more.

•

If United elects to terminate our United Capacity Purchase Agreement in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us.

•

Commencing five (5) years after the actual in-service date, United has the right to remove the E-175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

Our United Capacity Purchase Agreement provides for temporary rate reductions for the period April 2020 to September 2020. The basis for the reduction is lower labor costs due to the grant received by the Company under the Payroll Support Program (PSP). The First Amendment also provides for further temporary rate reductions if the Payroll Support Program is extended.

DHL Flight Services

On December 20, 2019, the Company entered into a Flight Services Agreement with DHL. Under the terms of this agreement, Mesa operates two Boeing 737-400F aircraft to provide cargo air transportation services to DHL. In exchange for providing air services, the Company receives a fee per block hour with a minimum block hour guarantee.  The Company is eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our Flight Services Agreement, DHL leases two Boeing 737-400F aircraft, and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including c-checks, off-wing engine maintenance and overhauls including LLPs, Landing Gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs.  Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by the Company.

The Flight Services Agreement expires five (5) years from the commencement date of the first aircraft placed into service. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL Flight Services Agreement is subject to following termination rights prior to its expiration:

•	At any time under after the first anniversary of the commencement date of Aircraft with 90 day’s written notice;

•	Failure to comply with performance standards for three consecutive measurement periods;

•	DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and the Company does not provide alternate services.
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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2020 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act,") and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the Company’s initial public offering (“IPO”), subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Segment Reporting

As of March 31, 2021, our chief operating decision maker was the Chief Executive Officer. While the Company operates under separate capacity purchase agreements, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract revenue and Pass- through and other

The Company recognizes contract revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under the capacity purchase agreements, our major partners generally pay for each departure, flight hour or block hour, and an amount per aircraft in service each month with additional incentives based on flight completion, on-time performance, and other operating metrics. The Company’s performance obligation is met as each flight is completed, and revenue is recognized and reflected in contract revenue.

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs including aircraft principal and interest debt service costs, aircraft depreciation and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $18.1 million and $52.4 million of lease revenue for the three months ended March 31, 2021 and 2020, respectively, and $67.6 million and $105.7 million during the six months ended March 31, 2021 and 2020, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive income because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

The Company recognizes pass-through revenue when the service is provided under its capacity purchase agreements and flight services agreement. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the capacity purchase agreements, and major maintenance on aircraft leased at nominal rates. The Company’s performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 6 CRJ 700 aircraft as of March 2021. The lease agreements are accounted for as operating leases and have a term of nine-years beginning on the delivery date of each aircraft. The Company intends to lease our entire fleet of 20 CRJ 700 aircraft to GoJet with final aircraft deliveries expected by October 2021. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within pass-through and other revenue. Lease revenue for supplemental rent is deferred and recognized within pass-through and other revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The Company mitigates the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases have specified lease return condition requirements and the Company maintains inspection rights under the leases. As of March 31, 2021, the Company recognized $4.8 million of lease incentive assets and $4.2 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets will be recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized and amounts deferred for supplemental rent payments were immaterial as of March 31, 2021. The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2021 (In thousands):

Periods Ending March 31,	Total Payments
Remainder of 2021	$3,276
2022	6,552
2023	6,552
2024	6,552
2025	6,552
Thereafter	28,962
Total	$58,446

The Company records deferred revenue when cash payments are received or are due from our airline partners in advance of the Company’s performance, including amounts that are refundable. During the three months ended March 31, 2021, the Company deferred $4.9 million of revenue which was billed and paid by our partners.

The deferred revenue balance as of March 31, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (In thousands):

Periods Ending March 31,	Total Maturities
Remainder of 2021	$675
2022	9,097
2023	9,430
2024	9,169
2025	3,695
Thereafter	1,792
Total	$33,858

Aircraft Leases

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United and DHL under our United Capacity Purchase Agreement and DHL Flight Services Agreement, which are excluded from operating lease assets and liabilities as the lease contracts do not represent embedded leases under ASC 842. Other than nominal leases with our major partners, approximately 10% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major airline partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities would be written off.

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

In March 2021, the Company purchased a leased CRJ 900 aircraft prior to the expiration of the lease term resulting in the lease termination expenses of $4.5 million. Termination expenses primarily related to the reversal of maintenance deposits on the aircraft that were no longer refundable from the lessor at termination of the lease.

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major airline partners related to aircraft modifications and employee training associated with capacity purchase agreements.  The deferred credits are recognized over time depicting the pattern of transfer of control of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreements.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit balances at March 31, 2021 and September 30, 2020 are $5.2 million and $8.5 million, respectively. The Company recognized $1.1 million and $0.9 million of the deferred credits within contract revenue during the three months ended March 31, 2021 and 2020, respectively, and $1.9 million and $2.0 million during the six months ended March 31, 2021 and 2020, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was immaterial for the three months and six months ended March 31, 2021 and 2020. At March 31, 2021 and September 30, 2020, the Company had deferred heavy maintenance balance, net of accumulated amortization, of $1.2 million and $0 million, respectively.

The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method where costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms.

Engine overhaul expense totaled $6.9 million and $14.5 million for the three months ended March 31, 2021, and 2020, respectively, of which $2.2 million and $0.7 million, respectively, was pass-through expense. Engine overhaul expense totaled $21.3 million and $25.1 million for the six months ended March 31, 2021, and 2020, respectively, of which $11.8 million and $2.6 million, respectively, was pass-through expense. Airframe C-check expense totaled $14.1 million and $10.5 million for the three months ended March 31, 2021, and 2020, respectively, of which $5.6 million and $3.9 million, respectively, was pass-through expense. Airframe C-check expense totaled $24.2 million and $17.8 million for the six months ended March 31, 2021, and 2020, respectively, of which $12.7 million and $5.1 million, respectively, was pass-through expense.

Government Grant

In February 2021, the Company was granted $48.7 million in financial assistance by the Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, we were notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the company was granted an additional $7.3 million through the PSP2 for a total grant of $56.0 million. The additional $7.3 million was received in April 2021. PSP2 funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury we are eligible to receive funds under the third Payroll Support Program (PSP3), which was created under the American Recovery Plan Act of 2021 (ARP), enacted on March 11, 2021. PSP3 provides additional funding for passenger air carriers and contractors that received financial assistance under the Payroll Support Program Extension (PSP2). PSP3 funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits. Based on the share of funds we received from the first extension of the payroll support program, and the similar structures of both extensions, we estimate that we will receive approximately $52.2 million. However, the actual amounts received and the allocation could differ from our estimates. The Company received the first PSP3 installment of $26.1 million on April 23, 2021. These payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later. Other conditions would include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023.

During the three and six months ended March 31, 2021, the Company recognized $56.0 million and $67.3 million respectively, for the payroll support government funds. We deferred $11.3 million under PSP1 that was recognized during the three months ended December 31,2020. As of March 31,2021, there are no deferred payments.

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

4.	Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions.  As of March 31, 2021, the Company had $3.4 million in restricted cash. We have an agreement with a financial institution for letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. At March 31, 2021, the Company had capacity purchase agreements with American and United and a flight services agreement with DHL. Substantially all of the Company's condensed consolidated revenue for the six months ended March 31, 2021 and 2020 and accounts receivable at March 31, 2021 and September 30, 2020 was derived from these agreements. American accounted for approximately 45% and 51% of the Company's total revenue for the three months ended March 31, 2021 and 2020, respectively, and 46 % and 51% for the six months ended March 31, 2021 and 2020. United accounted for approximately 53% and 49% of the Company's revenue for the three months ended March 31, 2021 and 2020, respectively, and 52% and 49% for the six months ended March 31, 2021 and 2020. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

Amounts billed by the Company under capacity purchase agreements are subject to the Company's interpretation of the applicable capacity purchase agreement and are subject to audit by the Company's major airline partners. Periodically, the Company's major airline partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major airline partner. As such, the Company periodically reviews amounts due based on historical collection trends, the financial condition of airline partners and external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.3 million and $0.8 million at March 31, 2021 and September 30, 2020, respectively. If the Company's ability to collect these receivables and the financial viability of its partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

5.	Intangible Assets

Information about the intangible assets of the Company as of March 31, 2021 and September 30, 2020, is as follows (in thousands):

	March 31,	September 30,
	2021	2020
Customer relationship	$43,800	$43,800
Accumulated amortization	(36,388)	(35,768)
Net carrying value	$7,412	$8,032

Total amortization expense recognized was approximately $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the six months ended March 31, 2021 and

2020 respectively. The Company expects to record amortization expense of $0.6 million for the remainder of 2021, and $1.0 million, $0.9 million, $0.8 million, $0.7 million for fiscal years 2022, 2023, 2024 and 2025, respectively.

As of March 31, 2021, the Company’s intangible assets remaining weighted average term is 14.6 years.
6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of March 31, 2021 and September 30, 2020, consisted of the following (in thousands):

	March 31,	September 30,
	2021	2020
Expendable parts and supplies, net:
Expendable parts and supplies	$27,324	$27,431
Less: obsolescence and other	(4,280)	(4,460)
	$23,044	$22,971

Prepaid expenses and other current assets:
Deferred offering and reimbursed costs	$—	$1,261
Other	8,956	14,806
	$8,956	$16,067
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,603,377	$1,596,174
Other equipment	5,189	5,147
Leasehold improvements	2,763	2,763
Vehicles	1,114	1,032
Building	699	699
Furniture and fixtures	303	302
Total property and equipment	1,613,445	1,606,117
Less: accumulated depreciation	(432,761)	(393,702)
	$1,180,684	$1,212,415
Other Assets:
Warrants	$16,374	$—
Other	4,273	—
	$20,647	$—
Other accrued expenses:
Accrued property taxes	$5,996	$11,354
Accrued interest	2,480	3,268
Accrued vacation	5,718	5,975
Other	14,416	24,881
	$28,610	$45,478

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Property and equipment, net:

Depreciation expense totaled approximately $20.4 million and $20.1 million for the three months ended March 31, 2021 and 2020, respectively, and $40.6 million and $40.3 million for the six months ended March 31, 2021 and 2020, respectively.

Other Assets

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (eVTOL aircraft) executed in February 2021, we obtained equity warrant assets giving us the right to acquire 1,171,649 shares of common stock in Archer Aviation, Inc. (Archer), a private, venture-backed company. Our investments in Archer do not have a readily determinable fair value, so we account for them using the measurement alternative under ASC 321 and measure the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment or other features that indicate a discount to fair value is warranted. Any changes in fair value from the grant date fair value of the equity warrant assets will be recognized as increases or decreases on our balance sheet and as net gains or losses on equity warrant assets, in other (expense) income, net. We estimated the initial equity warrant asset value to be $16.4 million based on the Archer enterprise valuation disclosed within a February 10, 2021 S-4 filing with the SEC. There were no observable price changes or transactions as of March 31, 2021, and as such no adjustments to the recorded grant date fair value of the equity warrant assets was recorded.

The grant date value of the warrants, $16.4 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related asset purchase agreement.

7.	Fair Value Measurements

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3	—

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

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

The estimated fair value of the Company's total long-term debt, including current maturities were as follows (in millions):

	March 31, 2021		September 30, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and financing leases, including current maturities(1)	$725.4	$731.4	$743.3	$768.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt, Financing Leases and Other Borrowings

Long-term debt as of March 31, 2021 and September 30, 2020, consisted of the following (in thousands):

	March 31,	September 30,
	2021	2020
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$—	$41,472
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	—	55,674
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	106,092	105,887
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	162,247	172,137
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	130,505	138,114
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	—	47,319
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	—	29,682
Notes payable to financial institution due 2020(10)	1,523	1,523
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(11)	—	4,182
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(12)	5,663	6,864
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(13)	54,573	63,341
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(14)	39,375	48,125
Notes payable to financial institution due 2023 (15)	5,000	6,000
Revolving Credit Facility (16)	22,930	22,930
Notes payable to financial institution due 2025 (17)	197,525	—
Gross long-term debt, including current maturities	725,433	743,250
Less unamortized debt issuance costs	(10,598)	—
Less Notes payable warrants	(10,797)	(11,526)
Net long-term debt, including current maturities	704,038	731,724
Less current portion	(103,980)	(189,268)
Net long-term debt	$600,058	$542,456

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

Principal maturities of long-term debt as of March 31, 2021, and for each of the next five years are as follows (in thousands):

March 31, 2021	Total Principal
Remainder of 2021	$59,013
2022	113,682
2023	89,462
2024	61,209
2025	56,526
Thereafter	345,541
$725,433

The net book value of collateralized aircraft and equipment as of March 31, 2021 was $1,060.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At March 31, 2021 Mesa has $162.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

CIT Revolving Credit Facility

On September 25, 2019, the Company extended the term on their $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. As of March 31, 2021, $22.9 million has been drawn on the revolver.

Future borrowings, if any, under this facility are subject to, among other things, the Company having sufficient unencumbered assets to meet the borrowing base requirements under the facility.

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

As of March 31, 2021, the Company is in compliance will all debt covenants.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Mesa Air Group	$5,689	$1,885	$19,807	$12,670
Basic weighted average common shares outstanding	35,628	35,141	35,579	35,082
Add: Incremental shares for:
Dilutive share adjustment - UST Warrant	3,038	—	2,183	138
Dilutive share adjustment - Restricted Shares	766	124	620	—
Diluted weighted average common shares outstanding	39,432	35,265	38,382	35,220
Net income per common share attributable to Mesa Air Group:
Basic	$0.16	$0.05	$0.56	$0.36
Diluted	$0.14	$0.05	$0.52	$0.36

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2021 and 2020.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Persons who were not U.S. citizens held certain of these outstanding warrants. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). All of these warrants were converted to common shares as of March 31, 2020 and these warrants were not related to any of the warrants the Company issued pursuant to the terms of a Treasury Warrant Agreement under the Loan and Guarantee Agreement entered on October 30, 2020.

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

On October 30, 2020, the Company entered into the Loan and Guarantee Agreement with the United States Department of the Treasury (the “Treasury”) and the Bank of New York Mellon, as Administrative and Collateral Agent, under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

In connection with the Loan and Guarantee Agreement and as partial compensation to the Treasury for the provision of financial assistance under the Loan and Guarantee Agreement, the Company issued warrants to the Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The Warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the Treasury. The exercise price and number of Warrant Shares issuable under the Warrants are subject to adjustment as a result of anti-dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants will be accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model. As of March 31, 2021, 4,899,497 warrants were issued and outstanding.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Loan and Guarantee Agreement and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

11.	Income Taxes

The Company’s effective tax rate (ETR) from continuing operations was 24.9% and 25.3% for the three months and six months ended March 31, 2021, respectively and 40.9% and 27.6% for the three months and six months ended March 31,2020, respectively. The Company's ETR during the three months and six months ended March 31, 2021 was different from the prior year tax rates as a result of vesting of stock compensation where the tax deduction state taxes differed from the book expense, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

The Company's ETR during the six months ended March 31, 2020 was different than the statutory rate of 21% as a result of the vesting and exercise of stock compensation, state taxes, and changes in valuation allowance against state net operating losses, as well as differences between the book and tax deductions associated with meals, entertainment, employer provided parking, and compensation of officers.

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryovers of approximately $512.4 million and $223.9 million, respectively, which expire in fiscal years 2027-2038 and 2021-2040, respectively.  Approximately $0.7 million of state net operating loss carryforwards are expected to expire in the current fiscal year.
12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the six months ended March 31, 2021 were summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	121,688	8.58
Vested	(132,109)	8.75
Forfeited	(17,500)	4.90
Restricted shares unvested at March 31, 2021	1,167,627	$5.44

As of March 31, 2021, there was $4.4 million, of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2021 and 2020 was $0.8 million and $1.2 million, respectively, and for the six months ended March 31, 2021 and 2020 was $1.7 million and $2.5 million, respectively.

The Company repurchased 175,925 shares of its common stock for $0.2 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the six months ended March 31, 2021.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of March 31, 2021, eligible employees purchased and the Company issued 157,714 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.
14.	Commitments and Contingencies

Leases

As of March 31, 2021, the Company leased 17 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

It is common for us, as the lessee, to agree to indemnify the lessor and the lessor's related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased airport facility and office space premises. This type of indemnity typically makes us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct.

Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties' related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or other equipment.

We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft and other equipment lease and financing agreements described above. While our insurance does not typically cover environmental liabilities, we have insurance policies in place as required by applicable environmental laws. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict (1) when and under what circumstances these provisions may be triggered and (2) the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time.

Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $13.9 million and $18.6 million for the three months ended March 31, 2021 and 2020, respectively, and $27.7 million and $35.4 million for the six months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company’s operating leases have a remaining weighted average lease terms of 3.1 years and our operating lease liabilities were measured using a weighted average discount rate of 4.2%.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of 10 new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar 2021.  The Company has options to purchase an additional (10) ten similar engines beyond 2022. The total purchase commitment related to these 10 engines is approximately $50.0 million.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Other

We have certain contracts for goods and services that require us to pay a penalty, acquire inventory specific to us or purchase contract-specific equipment, as defined by each respective contract, if we terminate the contract without cause prior to its expiration date. Because these obligations are contingent on our termination of the contract without cause prior to its expiration date, no obligation would exist unless such a termination occurs.

Litigation

The Company is subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO, one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. In addition, we are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

15.	Subsequent Events

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury we are eligible to receive funds under the third Payroll Support Program (PSP3) as described in Note 2.

On April 9, 2021, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated American Capacity Purchase Agreement as described in Note 1.

On April 19, 2021, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated American Capacity Purchase Agreement as described in Note 1.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 112 cities in 38 states, the District of Columbia, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and DHL Express pursuant to the terms of a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (each, our "major airline partner"). We have a significant presence in several of our major airline partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of March 31, 2021, we operated, under the Capacity Purchase Agreements, FSA or as spare, a fleet of 163 aircraft with approximately 440 daily departures. We operate 45 CRJ-900 aircraft under our capacity purchase agreement with American (our "American Capacity Purchase Agreement") and 60 E-175 and 16 E-175LL aircraft under our capacity purchase agreement with United (our "United Capacity Purchase Agreement"). We operate 2 Boeing 737- F400 aircraft under the Flight Services Agreement with DHL Network Operations. For the three months ended March 31, 2021, approximately 53% of our aircraft in scheduled service were operated for United, approximately 45% were operated for American and 2% were operated for DHL. All of our operating revenue in our six months ended March 31, 2021 was derived from operations associated with our American and United Capacity Purchase Agreements and DHL Flight Services Agreement.

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

Operating Revenues

Our condensed consolidated operating revenues consist primarily of contract revenue as well as pass-through and other revenues.

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

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements and flight service agreement, including aircraft repositioning and maintenance.  All aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major airline partners. The fuel and related cost for flying under our FSA were directly paid and supplied by DHL. We do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements and DHL under our FSA.

Maintenance. Maintenance expense includes routine repair and maintenance and heavy maintenance costs for airframes, engines, auxiliary power units and landing gears. Maintenance costs are expensed as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms.

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

Other (Expenses) Income, Net

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

We had operating income of $16.8 million in our three months ended March 31, 2021 compared to operating income of $13.9 million in our three months ended March 31, 2020.  In our three months ended March 31, 2021, we had net income of $5.7 million compared to net income of $1.9 million in our three months ended March 31, 2020.  Our operating results for the three months ended March 31, 2021 reflected a decrease in contract revenue due to reduced rates to partners related to PSP2 and lower flying on our CRJ-900, CRJ-700, and E-175 fleet due to the impact of COVID-19.

Flight operations expense decreased in the three months ended March 31, 2021 due to lower pilot and flight attendant wages and pilot training expenses. Our maintenance expense decreased primarily due to fewer heavy engine maintenance events and lower component contracts, parts, and labor expense, offset by higher c-check expense and pass-through maintenance. Aircraft rent expense decreased primarily due fewer leased engines.  In addition, general and administrative expense decrease as a result of lower pass-through property taxes.  Lastly, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

Operating Revenues

	Three Months Ended March 31,
	2021	2020	Change
Operating revenues ($ in thousands):
Contract	$81,712	$165,781	$(84,069)	(50.7)%
Pass-through and other	15,568	14,115	1,453	10.3%
Total operating revenues	$97,280	$179,896	$(82,616)	(45.9)%

Operating data:
Available seat miles—ASMs (thousands)	1,771,498	2,611,940	(840,442)	(32.2)%
Block hours	73,942	108,305	(34,363)	(31.7)%
Revenue passenger miles—RPMs (thousands)	1,148,498	1,785,153	(636,655)	(35.7)%
Average stage length (miles)	690	619	71	11.5%
Contract revenue per available seat mile—CRASM (in cents)	¢ 4.61	¢ 6.35	¢ 1.74	(27.4)%
Passengers	1,684,043	2,838,412	(1,154,369)	(40.7)%

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

Total operating revenue decreased by $82.6 million, or 45.9%, to $97.3 million for our three months ended March 31, 2021 as compared to our three months ended March 31, 2020. Contract revenue decreased by $84.1 million, or 50.7%, to $81.7 million primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleet as a result of the impact of COVID-19, temporary reduced rates to our partners and flying fewer aircraft under the American CPA.  Our block hours flown during our three months ended March 31, 2021, decreased 31.7% compared to the three months ended March 31, 2020 due to decreased flying on all our fleets. Our pass-through and other revenue increased during our three months ended March 31, 2021 by $1.5 million, or 10.3%, to $15.6 million primarily due to pass-through maintenance revenue related to our E-175 fleet. In addition, the decrease is attributable to reduced rates to partners related to PSP2 and fewer aircraft operating under the Amended and Restated American Purchase Agreement

Operating Expenses

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$37,403	$52,891	$(15,488)	(29.3)%
Fuel	198	188	10	5.3%
Maintenance	51,773	64,335	(12,562)	(19.5)%
Aircraft rent	9,992	12,285	(2,293)	(18.7)%
Aircraft and traffic servicing	743	1,336	(593)	(44.4)%
General and administrative	11,164	14,500	(3,336)	(23.0)%
Depreciation and amortization	20,705	20,469	236	1.2%
Lease termination	4,508	—	4,508	100.0%
Government grant recognition	(55,967)	—	(55,967)	100.0%
Total operating expenses	$80,519	$166,004	$(85,485)	(51.5)%

Operating data:
Available seat miles—ASMs (thousands)	1,771,498	2,611,940	(840,442)	(32.2)%
Block hours	73,942	108,305	(34,363)	(31.7)%
Average stage length (miles)	690	619	71	11.5%
Departures	35,344	55,435	(20,091)	(36.2)%

Flight Operations. Flight operations expense decreased $15.5 million, or 29.3%, to $37.4 million for our three months ended March 31, 2021 compared to the same period in 2020.  The decrease was primarily driven by a decrease in pilot and flight attendant wages due to lower block hours as well as pilot training related costs.

Fuel. Fuel expense increased $0.01 million, or 5.3%, to $0.2 million for our three months ended March 31, 2021 compared to the same period in 2020.  The increase was primarily driven by fuel expense related to c-checks. All fuel costs related to flying under our capacity purchase agreements during our three months ended March 31, 2021 and 2020 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $12.6 million, or 19.5%, to $51.8 million for our three months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily driven by a decrease in engine overhaul, component contracts, parts, and labor and other expense. This decrease was partially offset by an increase in c-check, pass-through c-check, and pass-through engine overhaul expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $2.3 million during our three months ended March 31, 2021.

The following table presents information regarding our maintenance costs during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Engine overhaul	$4,709	$13,794	$(9,085)	(65.9)%
Pass-through engine overhaul	2,173	704	1,469	208.7%
C-check	8,506	6,640	1,866	28.1%
Pass-through C-check	5,603	3,873	1,730	44.7%
Component contracts	6,370	9,395	(3,025)	(32.2)%
Rotable and expendable parts	5,064	7,461	(2,397)	(32.1)%
Other pass-through	3,658	4,511	(853)	(18.9)%
Labor and other	15,690	17,957	(2,267)	(12.6)%
Total	$51,773	$64,335	$(12,562)	(19.5)%

Aircraft Rent. Aircraft rent expense decreased $2.3 million, or 18.7%, to $10.0 million for our three months ended March 31, 2021 compared to the same period in 2020. The decrease is attributable a $2.3 million decrease in engine rent due to fewer leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.6 million, or 44.4%, to $0.7 million for our three months ended March 31, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in interrupted trip expense and pass-through regulatory charges. For our three months ended March 31, 2021 and 2020, 49.9% and 32.0%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $3.3 million, or 23.0%, to $11.2 million for our three months ended March 31, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in pass-through property tax. For our three months ended March 31, 2021 and 2020, $2.9 million and $4.9 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 1.2%, to $20.7 million for our three months ended March 31, 2021 compared to the same period in 2020. The increase is primarily attributable to an increase in rotable inventory and spare engines depreciation expense, partially offset by a decrease in amortization of intangibles expense.

Lease Termination. Lease termination expense increased $4.5 million, or 100.0%, to $4.5 million for our three months ended March 31, 2021 compared to the same period in 2020.This increase is attributable to the termination expense resulting from the purchase of CRJ-900 aircraft, which were previously leased from Bombardier Capital.

Government grant recognition. Payroll Support Government Plan funds increased $56.0 million, or 100.0%, to $56.0 million for our three months ended March 31, 2021 compared to the same period in 2020. Under the CARES Act, the government provided the Company with a grant of $56.0 million in payroll support for the period of December 2020 through March 2021.

Other Expense

Other expense decreased $1.5 million, or 14.2%, to $9.2 million for our three months ended March 31, 2021, compared to the same period in 2020. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our loan agreement with U.S. Department of Treasury and a decrease in outstanding aircraft principal balances.

Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 24.9% for the three months ended March 31, 2021 and 40.9% for the three months ended March 31, 2020. The Company's ETR during the three months ended March 31, 2021 was different from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state apportionment and state statutory rates. We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

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

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryforwards of $512.4 million and $223.9 million, respectively, which expire in 2027-2038 and 2021-2040, respectively.  Approximately $0.7 million of state net operating loss carryforwards are expected to expire in the current year.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

We had operating income of $43.7 million in our six months ended March 31, 2021 compared to operating income of $41.1 million in our six months ended March 31, 2020.  In our six months ended March 31, 2021, we had net income of $19.8 million compared to net income of $12.7 million in our six months ended March 31, 2020.  Our operating results for the six months ended March 31, 2021 reflected a decrease in contract revenue due to reduced rates to partners related to PSP2 and lower flying on our CRJ-900, CRJ-700, and E-175 fleet due to the impact of COVID-19 and an increase in pass-through and other revenues primarily due to an increase in E-175 maintenance pass-through expense.

Flight operations expense decreased in the six months ended March 31, 2021 due to lower pilot and flight attendant wages and pilot training expenses. Our maintenance expense decreased primarily due to fewer c-checks and heavy engine maintenance events and lower component contracts, parts, and labor expense, offset by higher pass-through maintenance. Aircraft rent expense decreased primarily due fewer leased engines.  In addition, general and administrative expense decreased as a result of lower pass-through property taxes.  Lastly, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

	Six Months Ended March 31,
	2021	2020	Change
Operating revenues ($ in thousands):
Contract	$208,870	$337,580	$(128,710)	(38.1)%
Pass-through and other	38,781	26,351	12,430	47.2%
Total operating revenues	$247,651	$363,931	$(116,280)	(32.0)%

Operating data:
Available seat miles—ASMs (thousands)	3,442,441	5,347,325	(1,904,884)	(35.6)%
Block hours	143,189	223,866	(80,677)	(36.0)%
Revenue passenger miles—RPMs (thousands)	2,319,909	3,936,747	(1,616,838)	(41.1)%
Average stage length (miles)	664	595	69	11.6%
Contract revenue per available seat mile—CRASM (in cents)	¢ 6.07	¢ 6.31	¢ (0.24)	(3.8)%
Passengers	3,513,757	6,535,550	(3,021,793)	(46.2)%

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

"RPM" means the number of miles traveled by paying passengers

Total operating revenue decreased by $116.3 million, or 32.0%, to $247.7 million for our six months ended March 31, 2021 as compared to our six months ended March 31, 2020. Contract revenue decreased by $128.7 million, or 38.1%, to $208.9 million primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleet as a result of the impact of COVID-19, temporary reduced rate to our partners and flying fewer aircraft under the American CPA. Our block hours flown during our six months ended March 31, 2021 decreased 36.0% compared to the six months ended March 31, 2020 primarily due to decreased flying on our CRJ-900, CRJ-700, and E-175 fleets. Our pass-through and other revenue increased during our six months ended March 31, 2021 by $12.4 million, or 47.2%, to $38.8 million primarily due to pass-through maintenance revenue related to our E-175 fleet. In addition, the decrease is attributable to reduced rates to partners related to PSP2 and fewer aircraft operating under the Amended and Restated American Purchase Agreement.

	Six Months Ended March 31,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$74,367	$105,535	$(31,168)	(29.5)%
Fuel	588	358	230	64.2%
Maintenance	104,637	122,430	(17,793)	(14.5)%
Aircraft rent	20,040	23,614	(3,574)	(15.1)%
Aircraft and traffic servicing	1,644	2,400	(756)	(31.5)%
General and administrative	24,237	27,496	(3,259)	(11.9)%
Depreciation and amortization	41,175	41,021	154	0.4%
Lease termination	4,508	—	4,508	100.0%
Government grant recognition	(67,278)	—	(67,278)	100.0%
Total operating expenses	$203,918	$322,854	$(118,936)	(36.8)%

Operating data:
Available seat miles—ASMs (thousands)	3,442,441	5,347,325	(1,904,884)	(35.6)%
Block hours	143,189	223,866	(80,677)	(36.0)%
Average stage length (miles)	664	595	69	11.6%
Departures	182,557	118,160	64,397	54.5%

Flight Operations. Flight operations expense decreased $31.2 million, or 29.5%, to $74.4 million for our six months ended March 31, 2021 compared to the same period in 2020.  The decrease was primarily driven by a decrease in pilot and flight attendant wages due to lower block hours as well as pilot training related costs.

Fuel. Fuel expense increased $0.2 million, or 64.2%, to $0.6 million for our six months ended March 31, 2021 compared to the same period in 2020.  The increase was primarily driven by fuel expense related to the delivery of the new E-175 aircraft. All fuel costs related to flying under our capacity purchase agreements during our six months ended March 31, 2021 and 2020 were directly paid to suppliers by our major airline partners.

Maintenance. Aircraft maintenance costs decreased $17.8 million, or 14.5%, to $104.6 million for our six months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily driven by a decrease in engine overhaul expense, component contracts, parts, and labor and other expense. This decrease was partially offset by an increase in pass-through engine overhaul and pass-through c-check expense. Total pass-through maintenance expenses reimbursed by our major airline partners increased by $14.8 million during our six months ended March 31, 2021.

The following table presents information regarding our maintenance costs during our six months ended March 31, 2021 and 2020 (in thousands):

	Six Months Ended March 31,
	2021	2020	Change
Engine overhaul	$9,462	$22,545	$(13,083)	(58.0)%
Pass-through engine overhaul	11,806	2,555	9,251	362.1%
C-check	11,464	12,692	(1,228)	(9.7)%
Pass-through C-check	12,741	5,093	7,648	150.2%
Component contracts	12,157	19,082	(6,925)	(36.3)%
Rotable and expendable parts	10,382	14,866	(4,484)	(30.2)%
Other pass-through	6,770	8,848	(2,078)	(23.5)%
Labor and other	29,855	36,749	(6,894)	(18.8)%
Total	$104,637	$122,430	$(17,793)	(14.5)%

Aircraft Rent. Aircraft rent expense decreased $3.6 million, or 15.1%, to $20.0 million for our six months ended March 31, 2021 compared to the same period in 2020. The decrease is attributable to $3.6 million decrease in engine rent due to fewer leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.8 million, or 31.5%, to $1.6 million for our six months ended March 31, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in interrupted trip expense and pass-through regulatory charges, partially offset by an increase in pass-through legal fees related to our GoJet lease. For our six months ended March 31, 2021 and 2020, 54.7% and 36.5%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major airline partners.

General and Administrative. General and administrative expense decreased $3.3 million, or 11.9%, to $24.2 million for our six months ended March 31, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in pass-through property taxes. For our six months ended March 31, 2021 and 2020, $7.4 million and $9.3 million, respectively, of our insurance and property tax expenses were reimbursed by our major airline partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 0.4%, to $41.2 million for our six months ended March 31, 2021 compared to the same period in 2020. The increase is primarily attributable to an increase in spare engines depreciation expense, partially offset by a decrease in amortization of intangibles expense.

Lease Termination. Lease termination expense increased $4.5 million, or 100.0%, to $4.5 million for our six months ended March 31, 2021 compared to the same period in 2020. This increase is attributable to the termination expense resulting from the purchase the purchase of CRJ-900 aircraft, which was previously leased from Bombardier Capital.

Government grant recognition. Payroll Support Government Plan funds increased $67.3 million, or 100.0%, to $67.3 million for our six months ended March 31, 2021 compared to the same period in 2020. Under the CARES Act, the government provided the Company with a grant of $56.0 million in payroll support for the period of December 2020 through March 2021.  We also recognized $11.3 million of the grant amount received for the period of April through October 2020 as of December 31, 2020.

Other Expense

Other expense decreased $6.4 million, or 26.9%, to $17.2 million for our six months ended March 31, 2021, compared to the same period in 2020. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our loan agreement with U.S. Department of Treasury and a decrease in outstanding aircraft principal balances.

Income Taxes

The income tax expense totaled $6.7 million for the six months ended March 31, 2021 as compared to a tax expense of $4.8 million for the six months ended March 31, 2020. The effective tax rate was 25.3% versus 27.6% in the prior year.

The effective tax rate for the six months ended March 31, 2021 was impacted by vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations.  We are generally no longer subject to income tax examination by tax authorities for years prior to 2017 and 2016 for federal and state purposes, respectively, with the exception of the examination of our net operating losses.  The balance of unrecognized tax benefits is not anticipated to fluctuate significantly from fiscal 2020 to fiscal 2021.  It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Reconciliation:
Net income	$5,689	$1,885	$19,807	$12,670
Income tax expense	1,890	1,307	6,711	4,842
Income before taxes	$7,579	$3,192	$26,518	$17,512
Adjustments(1)(2)	4,508	—	3,558	—
Adjusted income before taxes	12,087	3,192	30,076	17,512
Interest expense	8,755	11,673	17,837	24,300
Interest income	(79)	(36)	(205)	(94)
Depreciation and amortization	20,705	20,469	41,175	41,021
Adjusted EBITDA	$41,468	$35,298	$88,883	$82,739
Aircraft rent	9,992	12,285	20,040	23,614
Adjusted EBITDAR	$51,460	$47,583	$108,923	$106,353

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to repayment of the Company’s aircraft debts during our six months ended March 31, 2021.
(2)	Includes lease termination expense of $4.5 million for the three and six months ended March 31, 2021 related to purchase of CRJ-900 aircraft, which were previously leased from Bombardier Capital.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. These actions include:

Working with our major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries.

In February 2021, the Company was granted $48.7 million in financial assistance by the Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, we were notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the Company was granted an additional $7.3 million through the PSP2 for a total grant of $56.0 million. The additional $7.3 million was received in April 2021.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury we are eligible to receive funds under the third Payroll Support Program (PSP3), which was created under the American Recovery Plan Act of 2021 (ARP), enacted on March 11, 2021. The Company expects it will be eligible and estimates the amount is approximately $52.2 million. The Company received the first installment of $26.1 million on April 23, 2021.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are the cash grant we received under the payroll support programs (PSP, PSP2, PSP3) and the Loan and Guarantee Agreement we entered into with the Treasury (the “US Treasury

Loan Agreement”), each under the CARES Act, cash on hand, cash generated from operations and funds from external borrowings.

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

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments, existing credit facilities, financing arrangements and government assistance under the CARES Act, will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the six months ending March 31,2021 is approximately 0.9% of annual revenue, which is lower compared to our historical expense as the Company is focusing on cost savings due to COVID 19 pandemic impact on the airline industry. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $147.9 million. In addition, we had restricted cash of $3.4 million as of March 31, 2021. As of March 31, 2021, we also had $718.2 million in secured indebtedness incurred primarily in connection with our financing of aircraft. As of March 31, 2021, we had $101.8 million of short-term debt, excluding capital leases, and $618.0 million of long-term debt excluding capital leases.

Restricted Cash

As of March 31, 2021, we had $3.4 million in restricted cash. We have an agreement with a financial institution for letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2021 and 2020 (in thousands):

	Six Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$78,575	$65,202
Net cash used in investing activities	(11,675)	(24,773)
Net cash used in financing activities	(18,522)	(57,090)
Net increase (decrease) in cash and cash equivalents	48,378	(16,661)
Cash and cash equivalents at beginning of period	102,841	72,501
Cash and cash equivalents at end of period	$151,219	$55,840

Net Cash Flow Provided by Operating Activities

During our six months ended March 31, 2021, we had cash flow provided by operating activities of $78.6 million. We had net income of $19.8 million adjusted for the following significant non-cash items: depreciation and amortization of $41.2 million, stock-based compensation of $1.7 million, deferred income taxes of $6.6 million, amortization of deferred credits of $(2.3) million, amortization of debt discount and issuance costs of $5.0 million, gain on extinguishment of debt of $(1.0) million, loss on contract termination of $4.5 million. We had a net change of $2.9 million within other net operating assets and liabilities largely driven by an increase in accounts payable, deferred revenue and decrease in accrued liabilities during our six months ended March 31, 2021.

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

Net Cash Flows Used in Investing Activities

During our six months ended March 31, 2021, net cash flow used in investing activities totaled $11.7 million. We invested $2.9 million in inventory, $1.6 million in aircraft purchases, $0.1 million in vehicles, $0.7 million in tools, equipment and miscellaneous projects and $6.4 million in net returns and payments on equipment and other deposits.

During our six months ended March 31, 2020, net cash flow used in investing activities totaled $24.8 million. We invested $3.6 million in aircraft improvements, $7.6 million in inventory, $1.7 million in miscellaneous projects and $11.8 million in net returns and payments on equipment and other deposits.

Net Cash Flows Provided by Financing Activities

During our six months ended March 31, 2021, net cash flow used in financing activities was $18.5 million. We received $195.0 million of proceeds from our US Treasury Loan Agreement. We made $212.0 million of principal repayments on long-term debt during the period. We incurred $1.3 million of costs related to debt financing.

During our six months ended March 31, 2020, net cash flow used in financing activities was $57.1 million. We drew $23.0 million from our $35.0 million working capital draw loan for operational needs. We made $79.4 million of principal repayments on long-term debt during the period. We incurred $0.5 million of costs related to debt financing and $0.2 million of costs related to the repurchase of shares of our common stock.

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

As of March 31, 2021, we had $533.8 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.7 million in the six months ended March 31, 2021.

As of March 31, 2021, we had $192.2 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2021.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2021, we had $533.8 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 175,925 shares of its common stock for $0.2 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the six months ended March 31, 2021

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Payroll support Program Agreement between The Department of the Treasury and Mesa Airlines, Inc., dated as of February 3, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: May 10, 2021	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)