Form 10-Q
period 2021-06-30
MESA AIR GROUP INC
filed 2021-08-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 35,891,029 shares of common stock, no par value per share, issued and outstanding.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 under the heading "Risk Factors." Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms the "Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

▪	public health epidemics or pandemics such as COVID-19;
▪

the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of business’ and governments’ responses to the pandemic on our operations and personnel, and on demand for air travel;

▪	the supply and retention of qualified airline pilots and mechanics;
▪	the volatility of pilot and mechanic attrition;
▪	dependence on, and changes to, or non-renewal of, our capacity purchase and flight services agreements;
▪	increases in our labor costs;
▪

reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular capacity purchase agreement by (ii) the maximum number of block hours that could be flown during such month under the particular capacity purchase agreement) under our capacity purchase agreements;

▪	the direct operation of regional jets by our major partners;
▪

the financial strength of our major partners and their ability to successfully manage their businesses through the unprecedented decline in air travel attributable to the COVID-19 pandemic or any other public health epidemic;

▪	limitations on our ability to expand regional flying within the flight systems of our major partners' and those of other major airlines;
▪	our significant amount of debt and other contractual obligations;
▪	our compliance with ongoing financial covenants under our credit facilities; and
▪	our ability to keep costs low and execute our growth strategies.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$180,398	$99,395
Restricted cash	3,352	3,446
Receivables, net	4,947	13,712
Expendable parts and supplies, net	24,707	22,971
Prepaid expenses and other current assets	8,956	16,067
Total current assets	222,360	155,591

Property and equipment, net	1,164,193	1,212,415
Intangible assets, net	7,102	8,032
Lease and equipment deposits	8,149	1,899
Operating lease right-of-use assets	97,894	123,251
Other assets	25,315	742
Total assets	$1,525,013	$1,501,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$107,728	$189,268
Current portion of deferred revenue	6,486	9,389
Current maturities of operating leases	37,058	43,932
Accounts payable	52,835	53,229
Accrued compensation	12,432	12,030
Other accrued expenses	59,452	45,478
Total current liabilities	275,991	353,326
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	585,761	542,456
Noncurrent operating lease liabilities	35,007	62,531
Deferred credits	4,147	5,705
Deferred income taxes	72,305	64,275
Deferred revenue, net of current portion	29,265	14,369
Other noncurrent liabilities	27,870	1,409
Total noncurrent liabilities	754,355	690,745
Total liabilities	1,030,346	1,044,071
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,891,029 (2021) and 35,526,918 (2020) shares issued and outstanding, 4,899,497 (2021) and 0 (2020) warrants issued and outstanding	255,497	242,772
Retained earnings	239,170	215,087
Total stockholders' equity	494,667	457,859
Total liabilities and stockholders' equity	$1,525,013	$1,501,930

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Contract revenue	$109,654	$71,648	$318,524	$409,228
Pass-through and other revenue	15,503	1,451	54,284	27,802
Total operating revenues	125,157	73,099	372,808	437,030

Operating expenses:
Flight operations	41,314	29,664	115,681	135,199
Fuel	234	146	822	504
Maintenance	51,986	22,591	156,623	145,021
Aircraft rent	9,648	15,582	29,688	39,196
Aircraft and traffic servicing	682	538	2,326	2,938
General and administrative	12,087	11,737	36,324	39,233
Depreciation and amortization	20,933	20,635	62,108	61,656
Lease termination	—	—	4,508	—
Government grant recognition	(26,101)	(43,018)	(93,379)	(43,018)
Total operating expenses	110,783	57,875	314,701	380,729
Operating income	14,374	15,224	58,107	56,301
Other (expense) income, net:
Interest expense	(8,627)	(10,368)	(26,464)	(34,668)
Interest income	82	1	287	95
Other (expense) income, net	(28)	79	389	720
Total other (expense), net	(8,573)	(10,288)	(25,788)	(33,853)
Income before taxes	5,801	4,936	32,319	22,448
Income tax expense	1,525	1,517	8,236	6,359
Net income and comprehensive income	$4,276	$3,419	$24,083	$16,089
Net income per share attributable to
common shareholders
Basic	$0.12	$0.10	$0.68	$0.46
Diluted	$0.11	$0.10	$0.62	$0.46
Weighted-average common shares outstanding
Basic	35,769	35,299	35,642	35,154
Diluted	39,513	35,299	38,811	35,248

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2020
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868

Adoption of ASU 2018-09 Stock compensation- income taxes	—	—	—	259	259
Stock compensation expense	—	—	1,320	—	1,320
Repurchased shares and warrants	(5,558)	—	(41)	—	(41)
Warrants converted to common stock	1,612,481	(1,612,481)	—	—	—
Restricted shares issued	18,916	—	—	—	—
Net income	—	—	—	10,785	10,785
Balance at December 31, 2019	33,039,126	1,988,472	$239,783	$198,408	$438,191

Stock compensation expense	—	—	1,193	—	1,193
Repurchased shares and warrants	(18,244)	—	(160)	—	(160)
Warrants converted to common stock	1,988,472	(1,988,472)	—	—	—
Restricted shares issued	141,614	—	—	—	—
Employee share purchases	43,934	—	243	—	243
Net income	—	—	—	1,885	1,885
Balance at March 31, 2020	35,194,902	—	$241,059	$200,293	$441,352

Stock compensation expense	—	—	1,020	—	1,020
Repurchased shares and warrants	(88,785)	—	(297)	—	(297)
Restricted shares issued	308,167	—	—	—	—
Net income	—	—	—	3,419	3,419
Balance at June 30, 2020	35,414,284	—	$241,782	$203,712	$445,494

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2021
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859

Stock compensation expense	—	—	850	—	850
Repurchased shares	(2,256)	—	(19)	—	(19)
Restricted shares issued	7,500	—	—	—	—
Issuance of warrants, net of issuance costs	—	4,899,497	11,489	—	11,489
Net income	—	—	—	14,118	14,118
Balance at December 31, 2020	35,532,162	4,899,497	$255,092	$229,205	$484,297

Stock compensation expense	—	—	808	—	808
Repurchased shares	(14,680)	—	(157)	—	(157)
Restricted shares issued	124,609	—	—	—	—
Employee share purchases	58,070	—	207	—	207
Net income	—	—	—	5,689	5,689
Balance at March 31, 2021	35,700,161	4,899,497	$255,950	$234,894	$490,844

Stock compensation expense	—	—	756	—	756
Repurchased shares	(122,960)	—	(1,209)	—	(1,209)
Restricted shares issued	313,828	—	—	—	—
Net income	—	—	—	4,276	4,276
Balance at June 30, 2021	35,891,029	4,899,497	$255,497	$239,170	$494,667

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$24,083	$16,089
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	62,108	61,656
Stock compensation expense	2,414	3,533
Deferred income taxes	8,030	5,902
Long-term deferred revenue	—	12,240
Amortization of deferred credits	(2,471)	(2,928)
Amortization of debt discount and issuance costs	8,185	3,182
Gain on extinguishment of debt	(950)	—
Loss on disposal of assets	50	528
Provision for obsolete expendable parts and supplies	168	287
Loss on lease termination	4,508	—
Changes in assets and liabilities:
Receivables	8,765	8,462
Expendable parts and supplies	(1,894)	(1,403)
Prepaid expenses and other assets	226	(1,257)
Accounts payable	(398)	(9,890)
Deferred revenue	11,993	—
Accrued expenses and other liabilities	15,436	11,659
Change in operating lease right-of-use assets and liabilities	(9,041)	(4,459)
Net cash provided by operating activities	131,212	103,601

Cash flows from investing activities:
Capital expenditures	(10,717)	(25,160)
Net returns (payments) on equipment & other deposits	(6,322)	46
Net cash used in investing activities	(17,039)	(25,114)

Cash flows from financing activities:
Proceeds from long-term debt	195,000	23,000
Proceeds from issuance of common stock under ESPP	207	—
Principal payments on long-term debt and financing leases	(225,760)	(103,718)
Payments of debt and warrant issuance costs	(1,326)	(1,394)
Repurchase of stock	(1,385)	(498)
Net cash used in financing activities	(33,264)	(82,610)

Net change in cash, cash equivalents and restricted cash	80,909	(4,123)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$183,750	$68,378

Supplemental cash flow information
Cash paid for interest	$22,905	$30,375
Cash paid for income taxes, net	$398	$45
Operating lease payments in operating cash flows	$37,640	$34,919
Supplemental non-cash transactions
Warrants received for entering into agreements with Archer Aviation Inc. ("Archer")	$16,374	$—
Right-of-use assets obtained	$454	$145,054
Debt issuance cost related to loan agreement with US Department of the Treasury	$(1,887)	$—
Accrued capital expenditures	$59	$60

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, Inc. ("Mesa Airlines"), a regional air carrier providing scheduled flight service to 116 cities in 36 states, the District of Columbia, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of June 30, 2021, Mesa operated, under the Company’s Capacity Purchase Agreements, Flight Services Agreement or as operational spares, a fleet of 155 aircraft with approximately 470 daily departures and 3,191 employees. Mesa also leases 12 aircraft to a third party. Mesa operates all of its flights on behalf of major partners as either American Eagle, United Express, or DHL Express flights pursuant to the terms of Capacity Purchase Agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”).

The financial arrangements between the Company and its major partners involve a revenue-guarantee arrangement whereby the major partner pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these capacity purchase agreements, the major partner controls route selection, pricing, and seat inventories, reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

American Capacity Purchase Agreement

As of June 30, 2021, the Company operated 45 CRJ-900 aircraft under the American Capacity Purchase Agreement (the “American CPA”). In exchange for providing flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

On November 19, 2020, we entered into an Amended and Restated American Capacity Purchase Agreement (the “Amended and Restated American Capacity Purchase Agreement”) which was effective as of January 1, 2021 and amended and restated the Code Share and Revenue Sharing Agreement dated as of March 20, 2001 (as amended, supplemented and modified, the “Existing CPA”), between Mesa Airlines and American. The Amended and Restated American Capacity Purchase Agreement included the following amendments to the Existing CPA:

•	Extended the CPA for a five-year term, commencing January 1, 2021 to December 31, 2025;

•	Reduced the number of aircraft operated under the agreement to 40 CRJ-900 aircraft; and

•

Provided American the option in its sole discretion to withdraw up to: (a) 10 aircraft during calendar year 2021, provided that for the 6-month period ending June 30, 2021, American may only exercise this right if the number of mainline narrow body aircraft in American’s fleet has been reduced by a specified number of aircraft during such period, (b) 5 aircraft during each of calendar years 2022 and 2023, and (c) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter they have the right to remove the last 20 aircraft.

On December 22, 2020, we entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated American Capacity Purchase Agreement. The amendments in Amendment No. 1 reflect the following:

•

Addition of CRJ-900 aircraft to the Amended and Restated American Capacity Purchase Agreement (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 3 aircraft, commencing January 5, 2021 to March 3, 2021, and (ii) increasing to a total of 5 aircraft, commencing March 4, 2021.  The term of the Incremental Aircraft will be determined by American in its sole discretion.

•

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

On April 9, 2021, we entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated American   Capacity Purchase Agreement. The amendments in Amendment No. 2 reflect the following:

•

Addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule and as an extension to Amendment No. 1: (i) 5 aircraft, commencing March 4, 2021 to May 5, 2021, and (ii) decreasing to a total of 3 aircraft, commencing May 6, 2021 to June 2, 2021, and (iii) increasing to a total of 5 aircraft commencing on June 3, 2021 until August 17, 2021.

•

American’s right, exercisable in its sole discretion, to withdraw any Incremental Aircraft upon 60 days’ prior notice. American may specify one or more dates for the withdrawal of such Incremental Aircraft.

On August 9, 2021, we entered into Amendment No. 5 (“Amendment No. 5”) to the Amended and Restated American   Capacity Purchase Agreement. The amendments in Amendment No. 5 reflect the following:

•	Waiver of the operational performance metrics for the month of August 2021. Additionally, the date for calculating operational performance criteria related to defaults is effective September 2021.

•	Extension of the deadline for completing certain cabin interior and refurbishment requirements as defined in the American CPA to December 31, 2021.

•	Increase to incentive and penalty compensation in the American CPA, effective beginning in October 2021.

Our Amended and Restated American Capacity Purchase Agreement is subject to termination prior to its expiration, subject to the Company’s right to cure, in various circumstances including:

•	If either American or the Company become insolvent, file for bankruptcy, or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;

•	Failure by the Company or American to perform the covenants, conditions, or provisions of the American Capacity Purchase Agreement, subject to 15 days' notice and cure rights;

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

Our Amended and Restated American Capacity Purchase Agreement is also subject to withdrawal rights, providing American with the right and option to withdraw one aircraft, upon each occurrence of the following:

•	If our controllable flight completion factor (“CCF”) falls below certain levels for a specified period of time;

•	If our controllable on time departures (“CD0”) fall below certain levels for a specified period of time; or

•	Failure to meet certain cabin interior and refurbishment requirements.

United Capacity Purchase Agreement

As of June 30, 2021, we operated 60 E-175 and 20 E-175LL aircraft for United under the United Capacity Purchase Agreement (the “United CPA”). In exchange for providing the flight services under our United CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 and all of the E-175LL aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the 42 United owned E-175 aircraft.

On November 26, 2019, we amended and restated our United CPA. The Amended and Restated United CPA included the following amendments:

•	Addition of 20 new E-175 LL aircraft to be financed by us and operated for a period of twelve (12) years from the aircraft acceptance and in-service date, expiring between November 2032 and June 2033.

•

Extended the term of the (i) 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028, and (ii) 18 E-175 aircraft that we own for an additional five (5) years, which now expire in 2028.

•

Agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement. The amendment also granted United a right to purchase the leased CRJ-700 aircraft at any point during the nine (9) year lease term for an amount representing the appraised value of the aircraft.

On November 4, 2020, we amended and restated our United CPA. The amendments reflect the following:

•

Transferred the financing and ownership of the 20 new E-175 LL aircraft to United. The aircraft are leased to the Company at nominal amounts to operate for a period of twelve (12) years from the aircraft acceptance and in-service date, expiring between November 2032 and June 2033. As of June 30, 2021, all 20 E-175LL have been delivered.

Our United CPA is subject to the following termination rights prior to its expiration:

•

Permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more.

•

If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us.

•

Commencing five (5) years after the actual in-service date, United has the right to remove the E-175 aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

DHL Flight Services Agreement

On December 20, 2019, the Company entered into a Flight Services Agreement with DHL. Under the terms of this agreement, Mesa operates two Boeing 737-400F aircraft to provide cargo air transportation services to DHL. In exchange for providing such services, the Company receives a fee per block hour with a minimum block hour guarantee. The Company is eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our Flight Services Agreement, DHL leases two Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-

wing engine maintenance and overhauls including LLPs, Landing Gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs.  Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by the Company.

The Flight Services Agreement expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL Flight Services Agreement is subject to following termination rights prior to its expiration:

•	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 day’s written notice.

•	Failure to comply with performance standards for three consecutive measurement periods.

•	DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and the Company does not provide alternate services.
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

Segment Reporting

As of June 30, 2021, our chief operating decision maker was the Chief Executive Officer. While the Company operates under separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract Revenue and Pass-through and Other Revenue

The Company recognizes contract revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under the capacity purchase agreements and flight services agreement, our major partners generally pay for each departure, flight hour or block hour, and an amount per aircraft in service each month with additional incentives based on flight completion, on-time performance, and other operating metrics. The Company’s performance obligation is met as each flight is completed, and revenue is recognized and reflected in contract revenue.

Contract revenue also includes temporary rate reductions under our capacity purchase agreements impacting the period from December 2020 to September 2021. The basis for the reductions is temporary improvements in our cost structure being passed onto our major partners, primarily from lower labor costs due to the grants received under the Payroll Support Program Extensions (PSP2 and PSP3).

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $41.2 million and $52.0 million of lease revenue for the three months ended June 30, 2021 and 2020, respectively, and $131.8 million and $157.7 million during the nine months ended June 30, 2021 and 2020, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive income because the use of the aircraft is not a separate activity from the total service provided under our capacity purchase agreements.

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

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 12 CRJ-700 aircraft as of June 2021. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The Company mitigates the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases have specified lease return condition requirements and the Company maintains inspection rights under the leases. As of June 30, 2021, the Company recognized $10.1 million of lease incentive assets and $8.8 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $3.4 million and $4.0 million for the three and nine months ended June 30, 2021, respectively. Amounts deferred for supplemental rent payments totaled $0.2 million as of June 30, 2021. The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2021 (in thousands):

Periods Ending September 30,	Total Payments
2021 (remainder of)	$3,276
2022	13,104
2023	13,104
2024	13,104
2025	13,104
Thereafter	59,029
Total	$114,721

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance, including amounts that are refundable. During the three and nine months ended June 30, 2021, the Company deferred $1.9 million and $12.0 million of revenue, respectively, which was billed and paid by our major partners.

The deferred revenue balance as of June 30, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Deferred Revenue Recognized
2021 (remainder of)	$1,825
2022	7,388
2023	10,101
2024	9,860
2025	4,621
Thereafter	1,956
Total	$35,751

Aircraft Leases

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United and DHL under our United Capacity Purchase Agreement and DHL Flight Services Agreement, which are excluded from operating lease assets and liabilities as the lease contracts do not represent embedded leases under ASC 842. Other than nominal leases with our major partners, approximately 10% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities would be written off.

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

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major partners related to aircraft modifications and employee training associated with capacity purchase agreements. The deferred credits are recognized over time depicting the pattern of the transfer of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreements.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. The Company's total current and non-current deferred credit contract liability balances at June 30, 2021 and September 30, 2020 are $5.0 million and $8.5 million, respectively. The Company recognized $0.2 million and $0.9 million of the deferred credits within contract revenue during the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.9 million during the nine months ended June 30, 2021 and 2020, respectively.

Maintenance Expense

The Company operates under a Federal Aviation Administration (“FAA”) approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.1 million for the three and nine months ended June 30, 2021 and 2020. At June 30, 2021 and September 30, 2020, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of $2.8 million and $0.0 million, respectively.

The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms.

Engine overhaul expense totaled $4.0 million and $3.2 million for the three months ended June 30, 2021, and 2020, respectively, of which $2.7 million and $0.4 million, respectively, was pass-through expense. Engine overhaul expense totaled $25.3 million and $28.3 million for the nine months ended June 30, 2021, and 2020, respectively, of which $14.5 million and $3.0 million, respectively, was pass-through expense. Airframe C-check expense totaled $14.1 million and $2.9 million for the three months ended June 30, 2021, and 2020, respectively, of which $5.6 million and $0.8 million, respectively, was pass-through expense. Airframe C-check expense totaled $38.3 million and $20.6 million for the nine months ended June 30, 2021, and 2020, respectively, of which $18.3 million and $5.9 million, respectively, was pass-through expense.

Government Grant

In February 2021, the Company was granted $48.7 million in financial assistance by the U.S. Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, the Company was notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the Company received an additional $7.3 million through PSP2 in April 2021 for a total grant of $56.0 million. PSP2 funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury that it was eligible to receive funds under the third Payroll Support Program (“PSP3”), which was created under the American Recovery Plan Act of 2021 (“ARPA”), enacted on March 11, 2021. PSP3 provides additional funding for passenger air carriers and contractors that received financial assistance under PSP2. The funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits. The Company was granted $52.2 million and received the first PSP3 installment of $26.1 million in April 2021 and the second installment of $26.1 million in May 2021. These payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later. Other conditions include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023.

During the three and nine months ended June 30, 2021, the Company recognized $26.1 million and $93.4 million, respectively, for the payroll support government funds. During the three and nine months ended June 30, 2020, the Company recognized $43.0 million for the payroll support government funds. As of June 30, 2021, there are $26.1 million of deferred payments remaining under PSP3, which are recorded within other accrued liabilities in the condensed consolidated balance sheets and will be recognized as a reduction of operating expenses during the quarter ended September 30, 2021.

3.	Recent Accounting Pronouncements

In June 2016, the FASB issued new guidance requiring all expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. Our adoption of this guidance on a modified retrospective basis on October 1, 2020 did not have a material impact as credit losses have not been, and are not expected to be, significant based on historical collection trends, the financial condition of our major partners and external market factors.

In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on October 1, 2020. Amounts capitalized are immaterial.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and interim periods within those fiscal periods. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the market transition from the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

4.	Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions.  As of June 30, 2021, the Company had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. At June 30, 2021, the Company had capacity purchase agreements with American and United and a flight services agreement with DHL. Substantially all of the Company's condensed consolidated revenue for the nine months ended June 30, 2021 and 2020 was derived from these agreements. Substantially all of the Company’s accounts receivable at June 30, 2021 and September 30, 2020 was derived from these agreements. American accounted for approximately 45% and 60% of the Company's total revenue for the three months ended June 30, 2021 and 2020, respectively, and 46 % and 53% of the Company’s total revenue for the nine months ended June 30, 2021 and 2020, respectively. United accounted for approximately 51% and 40% of the Company's total revenue for the three months ended June 30, 2021 and 2020, respectively, and 52% and 47% of the Company’s total revenue for the nine months ended June 30, 2021 and 2020, respectively. A termination of either the American or the United capacity purchase agreements would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

Amounts billed by the Company under the capacity purchase agreements and flight services agreement are subject to the Company's interpretation of the applicable agreement and are subject to audit by the Company's major partners. Periodically, the Company's major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, the Company periodically reviews amounts due based on historical collection trends, the financial condition of major partners and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $1.4 million and $0.8 million at June 30, 2021 and September 30, 2020, respectively. If the Company's ability to collect these receivables and the financial viability of its major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

5.	Intangible Assets

Information about the intangible assets of the Company as of June 30, 2021 and September 30, 2020, is as follows (in thousands):

	June 30,	September 30,
	2021	2020
Customer relationship	$43,800	$43,800
Accumulated amortization	(36,698)	(35,768)
Net carrying value	$7,102	$8,032

Total amortization expense recognized was approximately $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $1.1 million for the nine months ended June 30, 2021 and 2020, respectively. The Company expects to record amortization expense of $0.3 million for the remainder of 2021, and $1.0 million, $0.9 million, $0.8 million, $0.7 million for fiscal years 2022, 2023, 2024 and 2025, respectively.

As of June 30, 2021, the Company’s intangible assets’ remaining weighted average term is 14.3 years.

6.	Balance Sheet Information

Certain significant amounts included in the Company's condensed consolidated balance sheet as of June 30, 2021 and September 30, 2020, consisted of the following (in thousands):

	June 30,	September 30,
	2021	2020
Expendable parts and supplies, net:
Expendable parts and supplies	$29,135	$27,431
Less: obsolescence and other	(4,428)	(4,460)
	$24,707	$22,971
Prepaid expenses and other current assets:
Deferred offering and reimbursed costs	$—	$1,261
Prepaid aviation insurance	4,662	2,396
Other	4,294	12,410
	$8,956	$16,067
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,606,276	$1,596,174
Other equipment	5,116	5,147
Leasehold improvements	2,790	2,763
Vehicles	1,115	1,032
Building	699	699
Furniture and fixtures	302	302
Total property and equipment	1,616,298	1,606,117
Less: accumulated depreciation	(452,105)	(393,702)
	$1,164,193	$1,212,415
Other assets:
Warrants	$16,374	$—
Other	8,941	742
	$25,315	$742
Other accrued expenses:
Accrued property taxes	$7,479	$11,354
Accrued interest	4,814	3,268
Accrued vacation	5,967	5,975
Deferred PSP payments	26,100	11,311
Other	15,092	13,570
	$59,452	$45,478

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of June 30, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Property and equipment, net:

Depreciation expense totaled approximately $20.6 million and $20.2 million for the three months ended June 30, 2021 and 2020, respectively, and $61.2 million and $60.5 million for the nine months ended June 30, 2021 and 2020, respectively.

Other Assets

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained equity warrant assets giving us the right to acquire 1,171,649 shares of common stock in Archer Aviation, Inc. (Archer), a private, venture-backed company. Our investments in Archer do not have a readily determinable fair value, so we account for them using the measurement alternative under ASC 321 and measure the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment or other features that indicate a discount to fair value is warranted. Any changes in fair value from the grant date fair value of the equity warrant assets will be recognized as increases or decreases on our balance sheet and as net gains or losses on equity warrant assets, in other (expense) income, net. We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. There were no observable price changes or transactions as of June 30, 2021 and as such, no adjustments to the recorded grant date fair value of the equity warrant assets were recorded.

The grant date value of the warrants, $16.4 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement.

7.	Fair Value Measurements

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

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3	—	Unobservable inputs in which there is little or no market data, requiring an entity to develop its own assumptions.

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

The estimated fair value of the Company's total long-term debt, including current maturities, were as follows (in millions):

	June 30, 2021		September 30, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$713.7	$724.8	$743.3	$768.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.	Long-Term Debt, Finance Leases and Other Borrowings

Long-term debt as of June 30, 2021 and September 30, 2020, consisted of the following (in thousands):

	June 30,	September 30,
	2021	2020
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2022(1)(2)	$—	$41,472
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2024(3)	—	55,674
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(4)	106,198	105,887
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(5)	162,247	172,137
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(6)	126,650	138,114
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(7)	—	47,319
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2022(8)	—	29,682
Notes payable to financial institution due 2020(9)	1,523	1,523
Notes payable to financial institution, collateralized by the underlying
equipment, due 2020(10)	—	4,182
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(11)	5,128	6,864
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(12)	50,097	63,341
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(13)	35,000	48,125
Notes payable to financial institution due 2023(14)	4,500	6,000
Revolving Credit Facility(15)	22,930	22,930
Notes payable to financial institution due 2025(16)	199,383	—
Gross long-term debt, including current maturities	713,656	743,250
Less unamortized debt issuance costs	(9,948)	(11,526)
Less Notes payable warrants	(10,219)	—
Net long-term debt, including current maturities	693,489	731,724
Less current portion	(107,728)	(189,268)
Net long-term debt	$585,761	$542,456

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

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three-month LIBOR plus 7.50% and require quarterly principal and interest payments. The loan was paid in full during quarter ended December 31, 2020.

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

(9)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% and requires quarterly principal and interest payments.

(10)

In fiscal 2016-2019, the Company financed certain flight equipment maintenance costs with $26.1 million in debt. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21%and requires quarterly principal and interest payments. The debt is subject to a fixed charge ratio covenant. The loan was paid in full during quarter ended December 31, 2020.

(11)

In February 2018, the Company leased two spare engines. The leases were determined to be finance leases as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases requires monthly payments.

(12)	In January 2019, the Company financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% and requires monthly principal and interest payments.
(13)

In June 2019, the Company financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments. The interest rate reduced from 5.25% to 5.00% in 1st quarter, 2020 due to United Airlines extension of CRJ-700.

(14)

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

(16)

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with the U.S. Department of the Treasury for a secured loan facility of up to $200.0 million that matures on October 30, 2025. On October 30, 2020, the Company borrowed $43.0 million and on November 13, 2020, the Company borrowed an additional $152.0 million. These amounts bear interest at the three-month LIBOR plus 3.50% which was paid-in-kind and capitalized into the balance of the loans for the first interest payment date on December 15, 2020. No further borrowings are available under the Loan and Guarantee Agreement.

Principal maturities of long-term debt as of June 30, 2021, and for each of the next five years are as follows (in thousands):

Periods Ending September 30	Total Principal
2021 (remainder of)	$45,273
2022	113,682
2023	89,462
2024	61,209
2025	56,526
Thereafter	347,504
$713,656

The net book value of collateralized aircraft and equipment as of June 30, 2021 was $1,044.1 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At June 30, 2021, Mesa has $162.2 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets.

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

Mesa evaluated whether the pass-through trust formed for its EETC financing is a Variable Interest Entity ("VIE") and required to be consolidated. The pass-through trust was determined to be a VIE; however, the Company has determined that it is not the primary beneficiary of the pass-through trust, and therefore, has not consolidated the pass-through trust with its financial statements.

CIT Revolving Credit Facility

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. As of June 30, 2021, $22.9 million has been drawn on the revolver.

Future borrowings, if any, under this facility are subject to, among other things, the Company having sufficient unencumbered assets to meet the borrowing base requirements under the facility.

Loan Agreement with United States Department of the Treasury

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with U.S. Department of the Treasury (the “U.S. Treasury”) for a secured loan facility of up to $200.0 million that matures in October 2025 (“the Treasury Loan”). On October 30, 2020, the Company borrowed $43.0 million and on November 13, 2020, the Company borrowed an additional $152.0 million. No further borrowings are available under the Treasury Loan. The Company also issued warrants to purchase shares of common stock to the U.S. Treasury.

The Treasury Loan bears interest at a variable rate equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears on the first business day following the 14th day of each March, June, September, and December, beginning with December 15, 2020.

All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025 (the “Maturity Date”). Interest will be paid by increasing the principal amount of the loan by the amount of such interest due on an interest payment date for the first 12 months. Mesa's obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment and tooling (collectively, the “Collateral”). The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Treasury Loan may be made, in whole or in part, by Mesa Airlines, without premium or penalty, at any time and from time to time. Amounts prepaid may not be reborrowed.  Mandatory prepayments of loans under the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Treasury Loan.

The Treasury Loan requires the Company, under certain circumstances, including within ten (10) business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Treasury Loan contains two financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Treasury Loan also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens;

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

The Company incurred $3.1 million in debt issuance costs relating to the Treasury Loan. In accordance with the applicable guidance, Mesa allocated the debt issuance costs between the Treasury Loan and related warrants. At funding on October 30, 2020, the initial $43.0 million was recorded net of $0.7 million in capitalized debt issuance costs. At funding on November 13, 2020, the remaining $152.0 million was recorded net of $2.3 million in capitalized debt issuance costs. The remaining $0.1 million in debt issuance costs was allocated to the warrants as a reduction to the warrant value within additional paid-in capital. Debt issuance costs allocated to the debt are amortized into interest expense using the effective interest method over the term of the related loan.

Debt Repayment

Prior to the November 13, 2020 funding of the $152.0 million portion of the Treasury Loan, the Company repaid $167.7 million in existing aircraft debt covering 44 aircraft, including indebtedness under its (a) Senior Loan Agreements, dated June 27, 2018, (b) Junior Loan Agreements, also dated June 27, 2018, (c) Credit Agreements, dated January 31, 2007, April 16, 2014, and May 23, 2014, (d) Senior Loan Agreements, dated December 27, 2017, and (e) Junior Loan Agreements, also dated December 27, 2017 (collectively, “the EDC Loans”). The Company made payments totaling $164.2 million to repay the EDC Loans, consisting of principal of $167.7 million, and a $3.5 million discount on the balance owed. Additionally, in connection with the repayment, $2.5 million of unamortized original issue discount and deferred financing costs were recorded as a loss on debt extinguishment, resulting in a net gain on extinguishment of $1.0 million recorded within other income.

As of June 30, 2021, the Company is in compliance with all debt covenants.

9.	Earnings Per Share and Equity

Calculations of net income per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Mesa Air Group	$4,276	$3,419	$24,083	$16,089
Basic weighted average common shares outstanding	35,769	35,299	35,642	35,154
Add: Incremental shares for:
Dilutive share adjustment - UST warrant	3,084	—	2,536	—
Dilutive share adjustment - restricted shares	660	—	633	94
Diluted weighted average common shares outstanding	39,513	35,299	38,811	35,248
Net income per common share attributable to Mesa Air Group:
Basic	$0.12	$0.10	$0.68	$0.46
Diluted	$0.11	$0.10	$0.62	$0.46

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted income per share for the three and nine months ended June 30, 2021 and 2020.

10.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Persons who were not U.S. citizens held certain of these outstanding warrants. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). All of these warrants were converted to common shares as of March 31, 2020.

In July 2018, the Company's Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Equity Incentive Plan (the "2018 Plan") immediately following completion of the Company's IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares, and stock appreciation rights (“SARs”). The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

On October 30, 2020, the Company entered into the Loan and Guarantee Agreement with the U.S. Treasury and the Bank of New York Mellon, as Administrative and Collateral Agent, under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

In connection with the Loan and Guarantee Agreement and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Loan and Guarantee Agreement, the Company issued warrants to the U.S. Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the common stock on The Nasdaq Stock Market on April 9, 2020. The warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the Treasury. The exercise price and number of warrant shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants are accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model. As of June 30, 2021, 4,899,497 warrants were issued and outstanding.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Loan and Guarantee Agreement and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

11.	Income Taxes

The Company’s effective tax rate (ETR) from continuing operations was 26.3% and 25.5% for the three and nine months ended June 30, 2021, respectively, and 30.7% and 28.3% for the three and nine months ended June 30, 2020, respectively. The Company's ETR during the three and nine months ended June 30, 2021 was different from the prior year tax rates as a result of the vesting and exercise of stock compensation, state taxes, changes in the valuation allowance against state net operating losses, changes in state statutory rates, as well as differences between the book and tax deductions associated with meals, entertainment, employer provide parking, and compensation of officers.

The Company's ETR during the nine months ended June 30, 2021 was different than the U.S. federal statutory rate of 21% as a result of state taxes, the vesting and exercise of stock compensation, differences in the GAAP and tax deductibility of meals and parking benefits, and changes in the valuation allowance against state net operating losses.

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryovers of approximately $512.6 million and $223.9 million, respectively, which expire in fiscal years 2027-2038 and 2021-2040, respectively. Approximately $0.7 million of state net operating loss carryforwards are expected to expire in the current fiscal year.
12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

The restricted share activity for the nine months ended June 30, 2021 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	305,374	9.54
Vested	(445,937)	7.16
Forfeited	(35,500)	4.75
Restricted shares unvested at June 30, 2021	1,019,485	$5.98

As of June 30, 2021, there was $5.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.6 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2021 and 2020 was $0.7 million and $1.0 million, respectively, and for the nine months ended June 30, 2021 and 2020 was $2.4 million and $3.5 million, respectively.

The Company repurchased 139,896 shares of its common stock for $1.4 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the nine months ended June 30, 2021.

The Company grants restricted stock units (“RSUs”) as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of 3 to 5 years for employees and one year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.
13.	Employee Stock Purchase Plan

2019 ESPP

The Mesa Air Group, Inc. 2019 Employee Stock Purchase Plan (the "2019 ESPP”) is a nonqualified plan that provides eligible employees of Mesa Air Group, Inc. with an opportunity to purchase Mesa Air Group, Inc. ordinary shares through payroll deductions. Under the 2019 ESPP, eligible employees may purchase Mesa Air Group, Inc. ordinary shares through the Employee Stock Purchase Plan. Under the 2019 ESPP, eligible employees may elect to contribute 1% to 15% of their eligible compensation during each semi-annual offering period to purchase Mesa Air Group, Inc. ordinary shares at a 10% discount.

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of June 30, 2021, eligible employees purchased and the Company issued 157,714 Mesa Air Group, Inc. ordinary shares.
14.	Commitments and Contingencies

Leases

As of June 30, 2021, the Company leased 17 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

It is common for us, as the lessee, to agree to indemnify the lessor and the lessor's related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased airport facility and office space premises. This type of indemnity typically makes us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees, and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct.

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

Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $13.9 million and $15.6 million for the three months ended June 30, 2021 and 2020, respectively, and $41.6 million and $51.0 million for the nine months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company’s operating leases have a remaining weighted average lease term of 2.9 years and our operating lease liabilities were measured using a weighted average discount rate of 4.2%.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar 2021. The Company has options to purchase an additional ten (10) similar engines beyond 2022. The total purchase commitment related to these ten (10) engines is approximately $50.0 million.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Other Commitments

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

Litigation

The Company is subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO, one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. In addition, we are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2021, our management believed, that the ultimate outcomes of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

15.	Subsequent Events

In connection with a negotiated forward purchase contract for fully electric aircraft (the “Aircraft Purchase Agreement”) executed in July 2021, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”) and acquired $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”). Heart is a privately held company developing an electric aircraft for, among other things, commercial passenger transportation. The initial investment in preferred stock is expected to be measured at cost. The Aircraft Purchase Agreement provides for the purchase of 100 nineteen-seat electric aircraft (“ES-19” aircraft) with an option to purchase an additional 50 ES-19 aircraft, at the Company’s election. The Company’s obligation to purchase the ES-19 aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met. In connection with the Aircraft Purchase Agreement and Series A Preferred Stock Purchase Agreement, the Company also obtained a warrant to purchase common shares of Heart. The warrant vests and becomes exercisable in tranches upon completion of specified future milestones.

On August 9, 2021, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Amended and Restated American Capacity Purchase Agreement as described in Note 1.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 116 cities in 36 states, the District of Columbia, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and pursuant to the terms of a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2021, we operated, under the CPAs, FSA or as operational spares, a fleet of 155 aircraft with approximately 470 daily departures. We also lease 12 aircraft to a third party. We operate 45 CRJ-900 aircraft under our American CPA and 60 E-175 and 20 E-175LL aircraft under our United CPA. We operate 2 Boeing 737-F400 aircraft under the FSA with DHL. For the three months ended June 30, 2021, approximately 63% of our aircraft in scheduled service were operated for United, approximately 35% were operated for American and 2% were operated for DHL. All our operating revenue in the nine months ended June 30, 2021 was derived from operations associated with our American and United CPAs and DHL FSA.

Our long-term CPAs provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major partners. Our CPAs also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPAs, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. Our major partners control route selection, pricing, seat inventories, marketing, and scheduling, and provide us with ground support services, airport landing slots and gate access.

Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world significantly reduced demand for air travel beginning in the quarter ended March 31, 2020. This reduction in demand had an unprecedented and materially adverse impact on our revenues and financial position in the prior year that has continued into fiscal year 2021. However, as discussed further below, we experienced improvement in our financial results in the quarter ended June 30, 2021, which we expect to continue the remainder of fiscal 2021.

The funds the Company received under the Payroll Support Program and its Loan and Guarantee Agreement with the U.S. Treasury, coupled with the Company’s diligent cost saving, have helped to partially offset the negative impacts of COVID-19 on the Company’s business. Since a portion of our revenue is fixed due to the structure of our CPAs, the impact of COVID-19 on the Company’s operations has been less severe. In addition, we have limited exposure to fluctuations in passenger traffic, ticket, and fuel prices.

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations.

Operating Revenues

Our condensed consolidated operating revenues consist primarily of contract revenue as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our capacity purchase agreements and flight services agreement with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to GoJet. Contract revenues we receive from our major partners are paid and recognized by us on a weekly basis.

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, other direct costs, and certain maintenance costs related to our E-175 aircraft.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements and flight service agreement, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major partners. The fuel and related cost for flying under our FSA were directly paid and supplied by DHL. We do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements or DHL under our FSA.

Maintenance. Maintenance expense includes routine repair and maintenance and heavy maintenance costs for airframes, engines, auxiliary power units and landing gears. Heavy maintenance and major overhaul costs on our owned E-175 fleet are deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. All other maintenance costs are expensed as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms.

Aircraft Rent. Aircraft rent expense includes costs related to leased engines and aircraft.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes expenses related to our capacity purchase agreements, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners.

General and Administrative. General and administrative expense includes insurance and taxes, the majority of which are pass-through costs, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses.

Depreciation and Amortization. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine, and equipment depreciation. Amortization expense is a periodic non-cash charge related to our customer relationship intangible asset.

Other (Expense) Income, Net

Interest Expense. Interest expense is interest on our debt incurred to finance purchases of aircraft, engines, and equipment, including amortization of debt financing costs.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Other Expense. Other expense includes expense derived from activities not classified in any other area of the condensed consolidated statements of income, including write-offs of miscellaneous third-party fees.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with our capacity purchase agreements and flight services agreement.

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

Cautionary Statement Regarding Non-GAAP Measures

We present Adjusted EBITDA and Adjusted EBITDAR, which are not recognized financial measures under GAAP, in this Quarterly Report on Form 10-Q as supplemental disclosures because our senior management believes that they are well-recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts and other interested parties in comparing companies in our industry.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We had operating income of $14.4 million in our three months ended June 30, 2021 compared to operating income of $15.2 million in our three months ended June 30, 2020. In our three months ended June 30, 2021, we had net income of $4.3 million compared to net income of $3.4 million in our three months ended June 30, 2020. Our operating results for the three months ended June 30, 2021 reflected an increase in contract and pass-through revenue due to the lessened impact of COVID-19 as compared to the quarter ended June 30, 2020.

Flight operations expense increased in the three months ended June 30, 2021 due to higher pilot and flight attendant wages and pilot training expenses. Our maintenance expense increased primarily due to a higher number of C-check events, higher utilization of component contracts, higher pass-through maintenance, and higher labor expense. Aircraft rent expense decreased primarily due to fewer leased engines. Lastly, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

Operating Revenues

	Three Months Ended June 30,
	2021	2020	Change
Operating revenues ($ in thousands):
Contract	$109,654	$71,648	$38,006	53.0%
Pass-through and other revenue	15,503	1,451	14,052	968.4%
Total operating revenues	$125,157	$73,099	$52,058	71.2%

Operating data:
Available seat miles—ASMs (thousands)	2,056,905	783,702	1,273,203	162.5%
Block hours	85,162	31,622	53,540	169.3%
Revenue passenger miles—RPMs (thousands)	1,692,687	314,422	1,378,265	438.3%
Average stage length (miles)	651	567	84	14.8%
Contract revenue per available seat mile—CRASM (in cents)	¢ 5.33	¢ 9.14	¢ (3.81)	(41.7)%
Passengers	2,572,303	548,705	2,023,598	368.8%

"Available seat miles" or "ASMs" means the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

"RPM" means the number of miles traveled by paying passengers.

"Average stage length" means the average number of statute miles flown per flight segment.

"CRASM" means contract revenue divided by ASMs.

Total operating revenue increased by $52.1 million, or 71.2%, to $125.2 million for our three months ended June 30, 2021 as compared to our three months ended June 30, 2020. Contract revenue increased by $38.0 million, or 53.0%, to $109.7 million primarily due to increased flying on our CRJ-900 and E-175 fleets and increased demand for air travel as state and local governments in the United States continue to lift travel and gathering restrictions, partially offset by a temporary reduction in rates to our major partners and flying fewer aircraft under the American CPA. Our block hours flown during our three months ended June 30, 2021, increased 169.3% compared to the three months ended June 30, 2020 due to increased flying across all fleets. Our pass-through and other revenue increased during our three months ended June 30, 2021 by $14.1 million, or 968.4%, to $15.5 million primarily due to increased pass-through maintenance on all fleets.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$41,314	$29,664	$11,650	39.3%
Fuel	234	146	88	60.3%
Maintenance	51,986	22,591	29,395	130.1%
Aircraft rent	9,648	15,582	(5,934)	(38.1)%
Aircraft and traffic servicing	682	538	144	26.8%
General and administrative	12,087	11,737	350	3.0%
Depreciation and amortization	20,933	20,635	298	1.4%
Government grant recognition	(26,101)	(43,018)	16,917	(39.3)%
Total operating expenses	$110,783	$57,875	$52,908	91.4%

Operating data:
Available seat miles—ASMs (thousands)	2,056,905	783,702	1,273,203	162.5%
Block hours	85,162	31,622	53,540	169.3%
Average stage length (miles)	651	567	84	14.8%
Departures	42,390	18,092	24,298	134.3%

Flight Operations. Flight operations expense increased $11.7 million, or 39.3%, to $41.3 million for our three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in pilot and flight attendant wages due to higher block hours as well as pilot training related costs.

Fuel. Fuel expense increased $0.1 million, or 60.3%, to $0.2 million for our three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by fuel expense related to C-checks and ferry flights. All fuel costs related to flying under our capacity purchase agreements during our three months ended June 30, 2021 and 2020 were directly paid to suppliers by our major partners.

Maintenance. Aircraft maintenance costs increased $29.4 million, or 130.1%, to $52.0 million for our three months ended June 30, 2021 compared to the same period in 2020. This increase was primarily driven by increases in C-checks, component contracts, parts, pass-through maintenance, and labor and other expense and availability of parts for certain fleets. Total pass-through maintenance expenses reimbursed by our major partners increased by $15.0 million during our three months ended June 30, 2021.

The following table presents information regarding our maintenance costs during the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Engine overhaul	$1,307	$2,816	$(1,509)	(53.6)%
Pass-through engine overhaul	2,740	402	2,338	581.6%
C-check	8,567	2,096	6,471	308.7%
Pass-through C-check	5,553	762	4,791	628.7%
Component contracts	7,349	3,162	4,187	132.4%
Rotable and expendable parts	5,921	3,381	2,540	75.1%
Other pass-through	4,260	(3,660)	7,920	216.4%
Labor and other	16,289	13,632	2,657	19.5%
Total	$51,986	$22,591	$29,395	130.1%

Aircraft Rent. Aircraft rent expense decreased $5.9 million, or 38.1%, to $9.6 million for our three months ended June 30, 2021 compared to the same period in 2020. The decrease is attributable to a decrease in engine rent due to fewer leased engines as well as a decrease in rent expense from aircraft leases due to the Company’s purchase of a previously leased aircraft in March 2021.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense increased $0.1 million, or 26.8%, to $0.7 million for our three months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to an increase in pass-through legal and regulatory charges.

General and Administrative. General and administrative expense increased $0.4 million, or 3.0%, to $12.1 million for our three months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to an increase in wages and labor as well as liability insurance, offset by a decrease in property taxes. For our three months ended June 30, 2021 and 2020, $3.3 million and $3.9 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 1.4%, to $20.9 million for our three months ended June 30, 2021 compared to the same period in 2020. The increase is primarily attributable to an increase in rotable inventory and deferred heavy maintenance depreciation expense, partially offset by a decrease in intangible asset amortization expense.

Government Grant Recognition. Payroll support government plan funds decreased $16.9 million, or 39.3%, to $26.1 million for our three months ended June 30, 2021 compared to the same period in 2020. The decrease is primarily due to the timing of receipt and recognition of payroll support funds in the prior period.

Other Expense

Other expense decreased $1.7 million, or 16.7%, to $8.6 million for our three months ended June 30, 2021, compared to the same period in 2020. The decrease is primarily a result of a decrease in interest expense due to a decrease in outstanding aircraft principal balances and lower interest rates resulting from the Loan and Guarantee Agreement with the U.S. Department of the Treasury.

Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 26.3% for the three months ended June 30, 2021 and 30.7% for the three months ended June 30, 2020. The Company's ETR during the three months ended June 30, 2021 was different from the U.S. federal statutory rate of 21% primarily due to permanent book and tax deductible expense differences, vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state apportionment and state statutory rates. We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

The Company's current year effective tax rate decreased compared to the prior year tax rate as a result of an increase to the forecast for the current fiscal year, as the Company's permanent differences between book and taxable income therefore have less of an impact on the Company's effective tax rate. In addition, the Company's rate varied from the prior year's as a result of the vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

As of September 30, 2020, the Company had aggregate federal and state net operating loss carryforwards of $512.6 million and $223.9 million, respectively, which expire in 2027-2038 and 2021-2040, respectively.  Approximately $0.7 million of state net operating loss carryforwards are expected to expire in the current year.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

We had operating income of $58.1 million in our nine months ended June 30, 2021 compared to operating income of $56.3 million in our nine months ended June 30, 2020. In our nine months ended June 30, 2021, we had net income of $24.1 million compared to net income of $16.0 million in our nine months ended June 30, 2020. Our operating results for the nine months ended June 30, 2021 reflected a decrease in contract revenue primarily due to lower flying due to the impact of COVID-19, and an increase in pass-through and other revenues primarily due to an increase in pass-through maintenance.

Flight operations expense decreased in the nine months ended June 30, 2021 due to lower pilot and flight attendant wages and pilot training expenses. Our maintenance expense increased primarily due to a higher number of C-checks and higher component contracts, and higher pass-through maintenance, offset by lower maintenance expense related to engine overhauls, labor, and parts. Aircraft rent expense decreased primarily due fewer leased engines. In addition, general and administrative expense decreased as a result of lower pass-through property taxes. Lastly, we recognized the Federal Grant received through the Payroll Support Agreement under the CARES Act with the U.S. Department of the Treasury.

Operating Revenues

	Nine Months Ended June 30,
	2021	2020	Change
Operating revenues ($ in thousands):
Contract	$318,524	$409,228	$(90,704)	(22.2)%
Pass-through and other revenue	54,284	27,802	26,482	95.3%
Total operating revenues	$372,808	$437,030	$(64,222)	(14.7)%

Operating data:
Available seat miles—ASMs (thousands)	5,499,346	6,131,028	(631,682)	(10.3)%
Block hours	228,351	255,488	(27,137)	(10.6)%
Revenue passenger miles—RPMs (thousands)	4,012,596	4,251,169	(238,573)	(5.6)%
Average stage length (miles)	659	591	68	11.5%
Contract revenue per available seat mile—CRASM (in cents)	¢ 5.79	¢ 6.67	¢ (0.88)	(13.2)%
Passengers	6,086,060	7,084,255	(998,195)	(14.1)%

Total operating revenue decreased by $64.2 million, or 14.7%, to $372.8 million for our nine months ended June 30, 2021 as compared to our nine months ended June 30, 2020. Contract revenue decreased by $90.7 million, or 22.2%, to $318.5 million primarily due to a decrease in flying as a result of the impact of the COVID-19 pandemic including travel restrictions beginning in our second fiscal quarter of 2020, a temporary reduction in rates to our major partners and flying fewer aircraft under the American CPA. Our block hours flown during our nine months ended June 30, 2021 decreased 10.6% compared to the nine months ended June 30, 2020 primarily due to decreased flying on our CRJ-900, CRJ-700, and E-175 fleets. Our pass-through and other revenue increased during our nine months ended June 30, 2021 by $26.5 million, or 95.3%, to $54.3 million primarily due to pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$115,681	$135,199	$(19,518)	(14.4)%
Fuel	822	504	318	63.1%
Maintenance	156,623	145,021	11,602	8.0%
Aircraft rent	29,688	39,196	(9,508)	(24.3)%
Aircraft and traffic servicing	2,326	2,938	(612)	(20.8)%
General and administrative	36,324	39,233	(2,909)	(7.4)%
Depreciation and amortization	62,108	61,656	452	0.7%
Lease termination	4,508	—	4,508	100.0%
Government grant recognition	(93,379)	(43,018)	(50,361)	117.1%
Total operating expenses	$314,701	$380,729	$(66,028)	(17.3)%

Operating data:
Available seat miles—ASMs (thousands)	5,499,346	6,131,028	(631,682)	(10.3)%
Block hours	228,351	255,488	(27,137)	(10.6)%
Average stage length (miles)	659	591	68	11.5%
Departures	113,004	136,252	(23,248)	(17.1)%

Flight Operations. Flight operations expense decreased $19.5 million, or 14.4%, to $115.7 million for our nine months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by a decrease in pilot and flight attendant wages due to lower block hours as well as lower pilot training related costs.

Fuel. Fuel expense increased $0.3 million, or 63.1%, to $0.8 million for our nine months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by fuel expense related to the delivery of the new

E-175 aircraft. All fuel costs related to flying under our capacity purchase agreements and flight services agreement during our nine months ended June 30, 2021 and 2020 were directly paid to suppliers by our major partners.

Maintenance. Aircraft maintenance costs increased $11.6 million, or 8.0%, to $156.6 million for our nine months ended June 30, 2021 compared to the same period in 2020. This increase was primarily driven by an increase in C-check expense and pass through maintenance. This increase was partially offset by a decrease in engine overhaul, labor, and parts. Total pass-through maintenance expenses reimbursed by our major partners increased by $29.9 million during our nine months ended June 30, 2021.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2021 and 2020 (in thousands):

	Nine Months Ended June 30,
	2021	2020	Change
Engine overhaul	$10,769	$25,361	$(14,592)	(57.5)%
Pass-through engine overhaul	14,546	2,956	11,590	392.1%
C-check	20,031	14,787	5,244	35.5%
Pass-through C-check	18,294	5,856	12,438	212.4%
Component contracts	19,506	22,243	(2,737)	(12.3)%
Rotable and expendable parts	16,303	18,247	(1,944)	(10.7)%
Other pass-through	11,030	5,188	5,842	112.6%
Labor and other	46,144	50,383	(4,239)	(8.4)%
Total	$156,623	$145,021	$11,602	8.0%

Aircraft Rent. Aircraft rent expense decreased $9.5 million, or 24.3%, to $29.7 million for our nine months ended June 30, 2021 compared to the same period in 2020. The decrease is attributable to a decrease in engine rent due to fewer leased engines.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.6 million, or 20.8%, to $2.3 million for our nine months ended June 30, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in interrupted trip expense and pass-through regulatory charges, partially offset by an increase in pass-through legal fees related to our GoJet leases.

General and Administrative. General and administrative expense decreased $2.9 million, or 7.4%, to $36.3 million for our nine months ended June 30, 2021 compared to the same period in 2020. The decrease is primarily due to a decrease in pass-through property taxes. For our nine months ended June 30, 2021 and 2020, $10.7 million and $13.2 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 0.7%, to $62.1 million for our nine months ended June 30, 2021 compared to the same period in 2020. The increase is primarily attributable to an increase in rotables and spare engines depreciation expense, partially offset by a decrease in amortization of intangibles expense.

Lease Termination. Lease termination expense increased $4.5 million, or 100.0%, to $4.5 million for our nine months ended June 30, 2021 compared to the same period in 2020. This increase is attributable to the termination expense resulting from the purchase of a CRJ-900 aircraft, which was previously leased from Bombardier Capital.

Government Grant Recognition. Payroll support government plan funds increased $50.4 million, or 117.1%, to $93.4 million for our nine months ended June 30, 2021 compared to the same period in 2020. Under the Consolidated Appropriations Act, the government provided the Company with a grant of $56.0 million in payroll support for the period of December 2020 through March 2021, and an additional $52.2 million in payroll support under the American Recovery Plan Act for the period of April 2021 through September 2021, of which, $26.1 million has been recognized as of June 30, 2021. We also recognized $11.3 million of the grant amount received for the period of April through October 2020 during the quarter ended December 31, 2020.

Other Expense

Other expense decreased $8.1 million, or 23.8%, to $25.8 million for our nine months ended June 30, 2021, compared to the same period in 2020. The decrease is primarily a result of a decrease in interest expense due to lower interest rates on our loan agreement with the U.S. Department of the Treasury and a decrease in outstanding aircraft principal balances.

Income Taxes

The income tax expense totaled $8.2 million for the nine months ended June 30, 2021 as compared to a tax expense of $6.4 million for the nine months ended June 30, 2020. The effective tax rate was 25.5% versus 28.3% in the prior year.

The effective tax rate for the nine months ended June 30, 2021 was impacted by vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations. We are generally no longer subject to income tax examination by tax authorities for years prior to 2017 and 2016 for federal and state purposes, respectively, except for the examination of our net operating losses. The balance of unrecognized tax benefits is not anticipated to fluctuate significantly from fiscal 2020 to fiscal 2021. It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to estimated Adjusted EBITDA and Adjusted EBITDAR for the period presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Reconciliation:
Net income	$4,276	$3,419	$24,083	$16,089
Income tax expense	1,525	1,517	8,236	6,359
Income before taxes	$5,801	$4,936	$32,319	$22,448
Adjustments(1)(2)	—	—	3,558	—
Adjusted income before taxes	5,801	4,936	35,877	22,448
Interest expense	8,627	10,368	26,464	34,668
Interest income	(82)	(1)	(287)	(95)
Depreciation and amortization	20,933	20,635	62,108	61,656
Adjusted EBITDA	$35,279	$35,938	$124,162	$118,677
Aircraft rent	9,648	15,582	29,688	39,196
Adjusted EBITDAR	$44,927	$51,520	$153,850	$157,873

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to repayment of the Company’s aircraft debts during our nine months ended June 30, 2021.
(2)	Includes lease termination expense of $4.5 million for the nine months ended June 30, 2021 related to the purchase of CRJ-900 aircraft, which were previously leased from Bombardier Capital.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we undertook certain actions in 2020 and the early part of 2021 to increase liquidity and strengthen our financial position. These actions included working with our major partners and original equipment manufacturers ("OEM") to delay the timing of our future aircraft and spare engine deliveries, delaying non-essential heavy maintenance, and reducing or suspending other discretionary spending.

In February 2021, the Company was granted $48.7 million in financial assistance by the U.S. Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, we were notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the Company was granted an additional $7.3 million through the PSP2 for a total grant of $56.0 million. The additional $7.3 million was received in April 2021.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury we were eligible to receive funds under the third Payroll Support Program (“PSP3”), which was created under the American Recovery Plan Act of 2021 (“ARPA”), enacted on March 11, 2021. The amount of financial assistance received by the Company was approximately $52.2 million. The Company received the first installment of $26.1 million in April 2021 and the second installment of $26.1 million in May 2021.

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with the U.S. Department of the Treasury for a secured loan facility of up to $200.0 million that matures in October 2025 (the “Treasury Loan”). On October 30, 2020, the Company borrowed $43.0 million and on November 13, 2020, the Company borrowed an additional $152.0 million. No further borrowings are available under the Treasury Loan.

Prior to the November 13, 2020 funding of the $152.0 million portion of the Treasury Loan, the Company repaid $167.7 million in existing aircraft debt covering 44 aircraft, including indebtedness under its (a) Senior Loan Agreements, dated June 27, 2018, (b) Junior Loan Agreements, also dated June 27, 2018, (c) Credit Agreements, dated January 31, 2007, April 16, 2014, and May 23, 2014, (d) Senior Loan Agreements, dated December 27, 2017, and (e) Junior Loan Agreements, also dated December 27, 2017 (collectively, “the EDC Loans”). The Company made payments totaling $164.2 million to repay the EDC Loans, consisting of principal of $167.7 million, and a $3.5 million discount on the balance owed.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent and to pay debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are the cash grant we received under the payroll support programs (PSP, PSP2, PSP3) and the funds received under our Treasury Loan, cash on hand, cash generated from operations and funds from external borrowings.

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

Our ability to service our long-term debt obligations, including our equipment notes, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as other factors, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices and other terms acceptable to us.

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments, existing credit facilities, financing arrangements and government assistance under the CARES Act, will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results, or events, differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ending June 30, 2021 is approximately 1.9% of annual revenue. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $180.4 million. In addition, we had restricted cash of $3.4 million as of June 30, 2021. As of June 30, 2021, we also had $707.0 million in secured indebtedness incurred primarily in connection with our financing of aircraft. As of June 30, 2021, we had $105.4 million of short-term debt, excluding capital leases, and $603.1 million of long-term debt excluding capital leases.

Restricted Cash

As of June 30, 2021, we had $3.4 million in restricted cash. We have an agreement with a financial institution for letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2021 and 2020 (in thousands):

	Nine Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$131,212	$103,601
Net cash used in investing activities	(17,039)	(25,114)
Net cash used in financing activities	(33,264)	(82,610)
Net increase (decrease) in cash, cash equivalents and restricted cash	80,909	(4,123)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$183,750	$68,378

Net Cash Flow Provided by Operating Activities

During our nine months ended June 30, 2021, we had cash flow provided by operating activities of $131.2 million. We had net income of $24.1 million adjusted for the following significant non-cash items: depreciation and amortization of $62.1 million, stock-based compensation of $2.4 million, deferred income taxes of $8.0 million, amortization of deferred credits of $(2.5) million, amortization of debt discount and issuance costs of $8.2 million, gain on extinguishment of debt of $(1.0) million, and loss on contract termination of $4.5 million. We had a net change of $25.1 million within other net operating assets and liabilities largely driven by an increase in deferred revenue and accrued liabilities and a decrease in accounts receivable during our nine months ended June 30, 2021.

During our nine months ended June 30, 2020, we had cash flow provided by operating activities of $103.6 million. We had net income of $16.1 million adjusted for the following significant non-cash items: depreciation and amortization of $61.7 million, stock-based compensation of $3.5 million, deferred income taxes of $5.9 million, amortization of deferred credits of $(2.9) million, amortization of debt financing costs and accretion of interest on non-interest bearing subordinated notes of $3.2 million, $0.5 million loss on disposal of assets and provision for obsolete expendable parts of $0.3 million. We had a net change of $3.1 million within other net operating assets and liabilities largely driven by an increase in accrued liability during our nine months ended June 30, 2020.

Net Cash Flows Used in Investing Activities

During our nine months ended June 30, 2021, net cash flow used in investing activities totaled $17.0 million. We invested $4.9 million in inventory, $1.6 million in aircraft purchases, and $4.2 million in tools, vehicles, equipment and miscellaneous projects and $6.3 million in net returns and payments on equipment and other deposits.

During our nine months ended June 30, 2020, net cash flow used in investing activities totaled $25.1 million. We invested $11.0 million in spare engines and $3.8 million in aircraft improvements, $8.4 million in inventory, $1.9 million in tools and miscellaneous projects and $13.8 million in lease and equipment deposits offset by $13.9 million from the return of lease and equipment deposits.

Net Cash Flows Used in Financing Activities

During our nine months ended June 30, 2021, net cash flow used in financing activities was $33.3 million. We received $195.0 million of proceeds from our Treasury Loan. We made $225.8 million of principal repayments on long-term debt during the period. We incurred $1.3 million of costs related to debt financing and $1.4 million of costs related to the repurchase of shares of our common stock. We received $0.2 million in proceeds from the issuance of common stock under our ESPP.

During our nine months ended June 30, 2020, net cash flow used in financing activities was $82.6 million. We drew $23.0 million from our $35.0 million working capital draw loan for operational needs. We made $103.7 million of principal repayments on long-term debt during the period. We incurred $1.4 million of costs related to debt financing and $0.5 million of costs related to the repurchase of shares of our common stock.

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

A majority of our leased aircraft are leased through trusts formed for the sole purpose of purchasing, financing, and leasing aircraft to us. Because these are single-owner trusts in which we do not participate, we are not at risk for losses and we are not considered the primary beneficiary. We believe that our maximum exposure under the leases are the remaining lease payments and any return condition obligations.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3: "Recent Accounting Pronouncements" to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2021, we had $521.1 million of variable-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $2.6 million in the nine months ended June 30, 2021.

As of June 30, 2021, we had $191.2 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2021.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by Treasury securities, we cannot currently predict whether this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2021, we had $521.1 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

Foreign Currency Risk. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar. Our revenue is U.S. dollar denominated. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

Fuel Price Risk. Unlike other airlines, our capacity purchase agreements largely shelter us from volatility related to fuel prices, which are directly paid and supplied by our major partners.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 139,896 shares of its common stock for $1.4 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the nine months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Payroll Support Program 3 Agreement by and between The Department of the Treasury and Mesa Airlines, Inc., dated as of April 21, 2021
10.2.1**	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021
10.2.2**	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021
10.2.3**	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: August 9, 2021	By:	/s/ Michael J. Lotz
Michael J. Lotz President and Chief Financial Officer (Principal Financial Officer)