Form 10-K
period 2021-09-30
MESA AIR GROUP INC
filed 2021-12-10
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

As of March 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $480,167,165.

As of September 30, 2021, the registrant had 35,958,759 shares of common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," "should," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors." Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us," and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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
▪

reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular agreement by (ii) the maximum number of block hours that could be flown during such month under the particular agreement) under our agreements;

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

PART I

ITEM 1.  BUSINESS

General

Mesa Air Group, Inc. is the holding company of Mesa Airlines, Inc., a regional air carrier providing scheduled passenger service to 129 cities in 39 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United"), and pursuant to the terms of a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix, and Washington-Dulles.

As of September 30, 2021, we operated under the CPAs and FSA, or maintained as operational spares, a fleet of 153 aircraft with approximately 507 daily departures. We also lease 14 aircraft to a third party, for a total of 167 aircraft. We operate 40 CRJ-900 aircraft under our capacity purchase agreement with American (the "American CPA"), 20 E-175LL and 60 E-175 aircraft under our capacity purchase agreement with United (the "United CPA"), and two Boeing 737 aircraft under our flight services agreement with DHL (the “DHL FSA”). For our fiscal year ended September 30, 2021, approximately 45% of our revenues were earned under the American CPA, approximately 52% were earned under the United CPA, approximately 2% were earned from leases of aircraft to a third party and approximately 1% were earned under the DHL FSA. All our operating revenue in our 2021 fiscal year was derived from operations associated with our American and United CPAs, DHL FSA, or from leases of aircraft to a third party. All our operating revenue in our 2020 and 2019 fiscal years was derived from operations associated with our American and United CPAs.

Our agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (measured from takeoff to landing, including taxi time) and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major partners. Our agreements also shelter us, to an extent, from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying and cargo flight services under our agreements, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. Our major partners control route selection, pricing, seat inventories, marketing, and scheduling, and provide us with ground support services, airport landing slots and gate access.

Regional aircraft are optimal for short- and medium-haul scheduled flights that connect outlying communities with larger cities and act as "feeders" for domestic and international hubs. In addition, regional aircraft are well suited to serve larger city pairs during off-peak times when load factors on larger jets are low. The lower trip costs and operating efficiencies of regional aircraft, along with the competitive nature of the capacity purchase agreement bidding process, provide significant value to major airlines.

COVID-19 Pandemic

Beginning in fiscal 2020, COVID-19 surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our revenue and operating results during fiscal 2020 and 2021. Any similar outbreaks in the future may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

Our Business Strategy

Our business strategy consists of the following elements:

Maintain Low-Cost Structure

We have established ourselves as a low cost, efficient and reliable provider of regional airline and cargo flight services. We intend to continue our disciplined cost control approach through responsible outsourcing of certain operating functions, by flying large regional aircraft with associated lower maintenance costs and common flight crews across fleet types, and through the diligent control of corporate and administrative costs by implementing company-wide efforts to improve our cost structure. These efficiencies, coupled with the low average seniority of our pilots, has enabled us to compete aggressively on price in our capacity purchase and flight services agreement negotiations.

Attractive Work Opportunities

We believe our employees have been, and will continue to be, a key to our success. Our ability to attract, recruit, and retain pilots has supported our industry-leading fleet growth. We intend to continue to offer competitive compensation packages, foster a positive and supportive work environment and provide opportunities to fly state-of-the-art, large-gauged regional jets to differentiate us from other carriers and make us an attractive place to work and build a career.

Maintain a Prudent and Conservative Capital Structure

We intend to continue to maintain a prudent capital structure, including with respect to the amount of debt we carry. We believe that our balance sheet and credit profile will enable us to optimize terms with lessors and vendors.

Minimize Tail Risk

We have structured our aircraft leases and financing arrangements to minimize or eliminate, as much as possible, so-called "tail risk," which is the amount of aircraft-related lease obligations or projected negative equity existing beyond the term of that aircraft's corresponding capacity purchase or flight services agreement. We intend to continue to align the terms of our aircraft leases and financing agreements with the terms of our capacity purchase agreements and flight services agreement in order to maintain low "tail risk."

Aircraft Fleet

We fly only large regional jets manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. ("Embraer"), as well as 737 cargo jets manufactured by Boeing. Mitsubishi Heavy Industries (“MHI”), who acquired the CRJ business from Bombardier, and Embraer are the primary manufacturers of regional jets operated in the United States, which allows us to enjoy operational, recruiting and cost advantages over other regional airlines that operate smaller regional aircraft from less prominent manufacturers.

As of September 30, 2021, we had 167 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (70-76 seats)	Canadair Regional Jet-700 (70 seats)	Canadair Regional Jet-900 (76-79 seats)(1)	Canadair Regional Jet-200 (50 seats)(2)	Boeing 737 (Cargo)	Total
American Eagle	—	—	40	—	—	40
United Express	80	—	—	—	—	80
DHL Express	—	—	—	—	2	2
Leased to third party	—	14	—	—	—	14
Subtotal	80	14	40	—	2	136
Unassigned	—	6	24	1	—	31
Total	80	20	64	1	2	167

(1)	As of September 30, 2021, the Company is utilizing 24 spare aircraft to support our American CPA.
(2)	This CRJ-200 is a spare aircraft not assigned for service under our capacity purchase agreements.

The following table lists the aircraft we own and lease as of September 30, 2021 and the passenger capacity of such aircraft:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	62	(1)	80	70-76
CRJ-900 Regional Jet	49	15		64	76-79
CRJ-700 Regional Jet	18	2		20	70
CRJ-200 Regional Jet	1	—		1	50
Boeing 737 Cargo Jet	—	2	(2)	2
Total	86	81		167

(1)	These aircraft are owned by United and leased to us at nominal amounts.
(2)	These aircraft are subleased to us by DHL at nominal amounts.

The MHI (previously Bombardier) and Embraer regional jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of MHI and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. We do not currently have any existing arrangements with MHI or Embraer to acquire additional aircraft.

Capacity Purchase and Flight Services Agreements

Our agreements consist of the following:

▪	Operation of CRJ-900 aircraft under our American CPA;
▪	Operation of E-175 aircraft under our United CPA;
▪	Operation of Boeing 737 aircraft under our DHL FSA.

The financial arrangements between the Company and its major partners include a revenue-guarantee arrangement. Under these revenue-guarantee provisions, our major partners pay us a fixed minimum monthly amount per aircraft under contract, plus additional amounts related to departures and block hours flown. We also receive direct reimbursement of certain operating expenses, including insurance. Other expenses, including fuel and ground operations are directly paid to suppliers by our major partners. We believe we are in material compliance with the terms of our capacity purchase agreements and flight services agreement, and enjoy good relationships with our major partners.

We benefit from our capacity purchase agreements, flight services agreement, and revenue guarantees because we are sheltered, to an extent, from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, fluctuations in number of passengers and fuel prices. However, we do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned, or reductions in fuel prices. Our major partners retain all revenue collected from passengers carried on our flights. In providing regional flying under our capacity purchase agreements, and cargo flying under our flight services agreement, we use the logos, service marks and aircraft paint schemes of our major partners.

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our capacity purchase agreements for our fiscal years ended September 30, 2021 and 2020, respectively:

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
American	3,271,841	$221,986	¢	6.78	3,212,283	$276,870	¢	8.62
United	4,579,957	$198,212	¢	4.33	4,369,223	$229,720	¢	5.26
Other	—	$14,320		—	—	$—		—
Total	7,851,798	$434,518	¢	5.53	7,581,506	$506,590	¢	6.68

American Capacity Purchase Agreement

As of September 30, 2021, we operated 40 CRJ-900 aircraft for American under our American CPA. In exchange for providing flight services under our American CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American CPA. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

On November 19, 2020, we entered into an Amended and Restated American Capacity Purchase Agreement (the “Amended and Restated American CPA” or the “American CPA”) which was effective as of January 1, 2021 and amended and restated the Code Share and Revenue Sharing Agreement dated as of March 20, 2001 (as amended, supplemented, and modified, the “Existing CPA”), between Mesa Airlines and American. The Amended and Restated American CPA covers 40 CRJ-900 aircraft and provides for a new five-year term ending December 31, 2025. The Amended and Restated American CPA is subject to termination prior December 31, 2025, subject to our right to cure, in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy, or fail to pay our debts as they become due, the non-defaulting party may terminate the agreement;
▪	Failure by us or American to perform the covenants, conditions, or provisions of our American CPA, subject to certain notice and cure rights;
▪

If our FAA or DOT certification used in connection with our scheduled flights is for any reason suspended, revoked or materially impaired or otherwise not in full force and effect and we have not resumed operations, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the CPA;

▪	If our controllable flight completion rate or our controllable on time departures fall below certain levels for a specified period of time, subject to our right to cure;

▪

Upon the occurrence of a force majeure event (as defined in the American CPA) that lasts for a specified period of consecutive days and affects our ability to operate scheduled flights, including a future epidemic or pandemic;

▪	If a labor dispute affects our ability to operate over a specified number of days or we operate in violation of any existing American collective bargaining agreement; or
▪	Upon a change in our ownership or control without the written approval of American.

Under the American CPA, American has the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, (ii) five aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the last 20 aircraft. American also has the right and option to withdraw one aircraft upon each occurrence of the following: (i) if our controllable flight completion factor falls below certain levels for a specified period of time, (ii) if our controllable on time departures fall below certain levels for a specified period of time, and (iii) if we fail to meet certain cabin interior and refurbishment requirements as defined in the American CPA.

During fiscal year 2021, we entered into amendments to the American CPA. The amendments reflect the following:

▪

The addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 3 aircraft, from January 5, 2021 to March 3, 2021, (ii) increasing to a total of 5 aircraft, from March 4, 2021 to May 5, 2021, (iii) decreasing to a total of 3 aircraft, from May 6, 2021 to June 2, 2021, and (iv) increasing to a total of 5 aircraft, from June 3, 2021 to August 17, 2021.

▪	A temporary reduction in certain rates for the period December 2020 through September 2021.

▪

The waiver of the operational performance metrics for the month of August 2021, and extension of the deadline for completing certain cabin interior and refurbishment requirements as defined in the American CPA to December 31, 2021.

▪	Increases to incentive and penalty compensation under the American CPA, effective beginning in October 2021.

United Capacity Purchase Agreement

As of September 30, 2021, we operated 20 E-175LL and 60 E-175 aircraft for United under our United CPA. In exchange for providing flight services under our United CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the aircraft owned by United. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated, at our option, to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the agreement.

On November 26, 2019, we amended and restated our United CPA to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of twenty (20) new Embraer E-175LL aircraft to the scope of such Agreement. Under this amendment and restatement, these new aircraft were to be financed and owned by us and operated for a period of twelve (12) years from the in-service date. Deliveries of the new E-175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E-175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021.  Commencing five (5) years after the actual in-service date, United has the right to remove the E-175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

In addition to adding the 20 new E-175LL aircraft to the amended and restated United CPA, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028. In addition to the aircraft we lease from United at nominal amounts, we own 18 E-175 aircraft that are operated for United which expire in 2028. As part of the amended and restated United CPA, we agreed to lease our CRJ-700 aircraft (previously operated under our United CPA) to another United Express service provider for a term of nine (9) years and continued to operate such aircraft until they were transitioned to the new service provider. United has a right to purchase the CRJ-700 aircraft at the then fair market value.

On November 4, 2020, we amended and restated our United CPA to, among other things, amend the ownership by United, in lieu of Mesa Airlines, of the 20 new E175LL aircraft. Under this new amendment, these aircraft are financed by United and leased to the Company to operate for a period of twelve (12) years from the aircraft acceptance and in-service date. We agreed to adjusted rates to account for the change in ownership of the E175LL aircraft, granted United relief from certain provisions related to minimum utilization until December 31, 2021 and the additional right to remove one or more E-175LL aircraft in the event that we fail to meet certain financial covenants. We also agreed to a one-time provision for United to prepay $81.5 million under the United CPA for our future performance (the “Prepayment”) and the application of certain discounts to certain payment obligations of United under the United CPA. Weekly payments under the United CPA were discounted following the Prepayment, with $65.1 million of the Prepayment earned during our first and second quarters of fiscal 2021 and the remaining $16.4 million repaid to United during the second quarter of fiscal 2021. The terms of the Prepayment also included affirmative and negative covenants and events of default customary for transactions of this type. Proceeds from the Prepayment were used to retire debt on certain airframes and engines that now serve as collateral under the term loan facility provided to Mesa Airlines by the U.S. Department of the Treasury.

In September 2021, we amended our United CPA to, among other things, adjust certain rates to account for the change in ownership of the E-175LL aircraft, and provide for temporary reduced rates during periods in which the Company receives government assistance.

Our United CPA is subject to early termination under various circumstances noted above and including:

▪	By United if certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪	By United if we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to thirty (30) days' notice and cure rights;
▪	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the agreement; or
▪	By United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier.

DHL Flight Services Agreement

On December 20, 2019, we entered into our DHL FSA. Under the terms of this agreement, we operate two (2) Boeing 737-400F aircraft to provide cargo air transportation services to DHL. In exchange for providing such services, we receive a fee per block hour with a minimum block hour guarantee. We are also eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including Life Limited Parts (LLPs), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs.  Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us.

The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL FSA is subject to the following termination rights prior to its expiration:

▪	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 day’s written notice.
▪	Failure to comply with performance standards for three consecutive measurement periods.
▪	DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and we do not provide alternate services at our expense.

Maintenance and Repairs

Airlines are subject to extensive regulation. We have a FAA mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance, and component service. We also outsource certain aircraft maintenance and other operating functions. We use competitive bidding among qualified vendors to procure these services. We have long-term maintenance contracts with AAR to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet. Under these agreements, AAR provides maintenance and engineering services on any aircraft that we designate during the term of the agreement, along with access to a spare parts inventory pool, in exchange for a fixed monthly fee.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. Line maintenance is performed at certain locations throughout our system and represents the majority of and most extensive maintenance we perform. Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 28 months, on average, across our fleet. Engine overhauls and engine performance restoration events are quite extensive and can take two months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. We expect to begin the initial planned engine maintenance overhauls on our new engine fleet approximately four to six years after the date of manufacture and introduction into our fleet, with subsequent engine maintenance every four to six years thereafter. Due to our current fleet size, we believe outsourcing all of our heavy maintenance, engine restoration, and major part repair is more economical than performing this work using our internal maintenance team.

Competition

We consider our primary competition to be U.S. regional airlines that currently hold or compete for capacity purchase agreements for passenger services with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Endeavor Air, Inc. (owned by Delta) ("Endeavor"); Envoy Air, Inc. ("Envoy"), PSA Airlines, Inc. ("PSA") and Piedmont Airlines, Inc. ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air

Industries, Inc. (owned by Alaska Air Group, Inc.) ("Horizon"); SkyWest Inc., parent of SkyWest Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

Major airlines typically offer capacity purchase arrangements to regional airlines on the basis of the following criteria: availability of labor resources; proposed contract economic terms; reliable and on-time flight operations; corporate financial resources including ability to procure and finance aircraft; customer service levels; and other factors.

Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our reliance on capacity purchase agreements with revenue-guarantee provisions, but the renewal and continued profitability of these partnerships with our major partners is not guaranteed.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased utilization of our aircraft in the summer months and are unfavorably affected by increased fleet maintenance and by inclement weather during the winter months.

Aircraft Fuel

Our capacity purchase and flight services agreements provide that our major partners source, procure, and directly pay third-party vendors for all fuel used in the performance of those agreements. Accordingly, we do not recognize fuel expenses or revenues for flying under our capacity purchase and flight services agreements and we face very limited exposure to fuel price fluctuations.

Insurance

We maintain insurance policies that we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties, and our major partners under the terms of our capacity purchase and flight services agreements. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors' and officers' liability; advertiser and media liability; cyber risk liability; fiduciary; workers' compensation and employer's liability; and war risk (terrorism). Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.

Human Capital Management

As of September 30, 2021, we employed approximately 3,241 employees, consisting of 1,258 pilots or pilot recruits, 1,143 flight attendants, 42 flight dispatchers, 531 maintenance employees and 267 employees in administrative or other roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants, and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary, as well as a shortage in the required number of applicable personnel, and we may need to request a reduced flight schedule with our major partners, which may result in operational performance penalties under our capacity purchase agreements or flight services agreement. We cannot assure that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees.

As of September 30, 2021, approximately 74.1% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Amendable As of
Pilots	1,258	Air Line Pilots Association	7/13/2021
Flight Attendants	1,143	Association of Flight Attendants	10/1/2021
Dispatchers	42	N/A
Maintenance Department	531	N/A
Administrative	267	N/A

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

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety of our operations. Some of the safety and security measures we have taken with our major partners include aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including dispatch, flight operations and maintenance.

The TSA and the U.S. Customs and Border Protection, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from U.S. international flights are subject to customs, border, immigration, and similar requirements of equivalent foreign governmental agencies. We are currently in compliance with all directives issued by such agencies. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, equipment and facilities are exercised throughout our operations.

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
Parts Storage	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
Warehouse	Tucson, Arizona	Leased	10,590
Warehouse, Office	Erlanger, Kentucky	Leased	6,025
Office, Hangar	Kansas City, Missouri	Leased	45,885

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

The U.S. government has negotiated "open skies" agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a recently implemented liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an "open skies" agreement. Our flights to Canada, Cuba and the Bahamas are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S., Mexican, Canadian, Cuban, or Bahamian aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing "open skies" agreements or volatility in U.S., Mexican, Canadian, Cuban, or Bahamian aviation polices because our major partners control route selection and scheduling under our capacity purchase agreements.

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

Airport Access

Flights at three major domestic airports are regulated through allocations of landing and takeoff authority (i.e., "slots" and "operating authorizations") or similar regulatory mechanisms, which limit take-offs and landings at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at two of the airports we serve, Ronald Reagan Washington National Airport (DCA) in Washington, D.C., and New York's

LaGuardia Airport (LGA). In addition, John Wayne Airport (SNA) in Orange County, California, has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations, which are obtained by our major partners.

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, air carriers, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints, and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, capacity purchase disclosure and undisclosed display bias, and is reviewing new guidelines to address the transparency of airline non-ticket fees and refunding baggage fees for delayed checked baggage. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

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

Other Regulations

Airlines are also subject to various other federal, state, local, and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. Labor relations in the airline industry are generally governed by the RLA. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.

The U.S. government and foreign governments may consider and adopt new laws, regulations, interpretations, and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations, and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

In addition, from time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, any such litigation and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Corporate Information

We are a Nevada corporation with our principal executive office located in Phoenix, Arizona. We were founded in 1982 and reincorporated in Nevada in 1996. In addition to operating Mesa Airlines, we also wholly own Mesa Air Group-Airline Inventory Management, LLC. ("MAG-AIM"), an Arizona limited liability company, which was established to purchase, distribute and manage Mesa Airlines' inventory of spare rotable and expendable parts. MAG-AIM's financial results are reflected in our consolidated financial statements.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

▪

We are highly dependent on our agreements with our major partners and our operations may be negatively impacted if our major partners experience events that negatively impact their financial strength or operations.

▪	Reduced utilization levels of our aircraft under our agreements with our major partners would adversely impact our financial results.
▪	If our major partners experience events that negatively impact their financial strength or operations, our operations may be negatively impacted.
▪	We have a significant amount of debt and other contractual obligations, certain of which are subject to financial and other covenants.
▪	The loss of key personnel or the inability to attract additional qualified personnel could adversely affect our business.
▪	The supply of pilots and mechanics to the airline industry is limited, and pilot and mechanic attrition may negatively affect our operations and financial condition.
▪	Increases in our labor costs may adversely affect our business, results of operations, and financial condition.
▪	Our major partners may expand their direct operation of regional jets or seek other independent airlines to service their regional aircraft needs.
▪	We may be limited from expanding our flying within our major partners' flight systems.
▪	The residual value of our owned aircraft may be less than estimated in our depreciation policies.
▪	The amounts we receive under our agreements with our major partners may be less than the corresponding costs we incur.
▪	Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.
▪

We face tail risk in that we have aircraft lease commitments that extend beyond our existing contractual terms on certain aircraft, and may incur substantial maintenance costs as part of return obligations on leased aircraft.

▪	We may become involved in litigation that may materially adversely affect us.
▪	Maintenance costs will likely increase as the age of our jet fleet increases.
▪	Disagreements regarding the interpretation of our agreements with our major partners could have an adverse effect on our operating results and financial condition.
▪	If we face problems with any of our third-party service providers, our operations could be adversely affected.
▪	Regulatory changes or tariffs could negatively impact our business and financial condition.

▪	The issuance of operating restrictions applicable to one of the fleet types we operate could negatively impact our business and financial condition.
▪	If we have a failure in our technology or security breaches of our information technology infrastructure our business and financial condition may be adversely affected.
▪	We are subject to various environmental and noise laws and regulations.
▪	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
▪	We may not be able to successfully implement our growth strategy, or make opportunistic acquisitions.
▪	Our ability to obtain financing or access capital markets may be limited.
▪	Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
▪	Risks associated with our presence in international emerging markets may materially adversely affect us.
▪

The outbreak and global spread of COVID-19 resulted in a severe decline in demand for air travel. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition, and liquidity.

▪	The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major partners.
▪	We are subject to significant governmental regulation.
▪

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on our business, results of operations, and financial condition.

▪	The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.
▪	The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
▪	Additional issuances of our common stock, whether by us or as a result of the exercise of our outstanding warrants, could materially affect the value of our common stock.
▪	Our corporate charter limits certain transfers of our stock, which could have an effect on the market price and liquidity of our common stock.

For a more complete discussion of the material risk factors relevant to us, see below.

Risks Related to Our Business

We are highly dependent on our agreements with our major partners.

We derive substantially all of our operating revenue from our capacity purchase agreements with our major partners. American accounted for approximately 45% and 52% of our total revenue for our fiscal years ended September 30, 2021 and 2020, respectively. United accounted for approximately 52% and 48% of our revenue for our fiscal years ended September 30, 2021 and 2020, respectively. A termination of either our American or United capacity purchase agreements would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. See “Item 1. Business” for additional information on our capacity purchase agreements with American and United.

If our capacity purchase agreements with American or United were terminated or not renewed, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. Neither American nor United are under any obligation to renew their respective capacity purchase agreements with us. A termination or expiration of either of these agreements would likely have a material adverse effect on our financial condition, cash flows, ability to satisfy debt and lease obligations, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other airline partners, or, alternatively, obtain the airport facilities, gates, ticketing and ground services and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute capacity purchase arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independently from our major partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us when needed.

Reduced utilization levels of our aircraft under our agreements would adversely impact our financial results.

Historically, our major partners have utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under the applicable agreements, but there can be no assurance that they will continue utilizing our aircraft at that level. As a result of the unprecedented impact of the COVID-19 pandemic on the travel industry, in April 2020 we reported that our major partners asked us to reduce overall block hours in April by approximately 55%. We operated at significantly lower block hours over the remainder of fiscal 2020 and fiscal 2021, though we began to experience a recovery in demand for air travel during the second half of fiscal 2021. If our major partners elect to continue to schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

Our American CPA establishes minimum levels of flight operations. In prior periods, the FAA Qualification Standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, and, as a result, we issued credits to American pursuant to the terms of our American CPA. Additionally, American may withdraw covered aircraft under certain circumstances pursuant to the terms of our American CPA.

Our United CPA does not require United to schedule any specified minimum level of flight operations for our aircraft. Additionally, United may remove aircraft from our United CPA with 90 days' prior notice to us. While United pays us a fixed monthly revenue amount for each aircraft under contract, a significant reduction in the utilization levels of our fleet in the future or removal of aircraft from our United CPA at United's election could reduce our revenues based on the number of flights and block hours flown for United.

Continued challenges with hiring, training, and retaining replacement pilots may lead to reduced utilization levels of our aircraft and additional penalties under our capacity purchase agreements and our operations and financial results could be materially and adversely impacted. Additionally, our major partners may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major partners. Reduced utilization levels of our aircraft or other changes to our schedules under our capacity purchase agreements would adversely impact our operating results and financial condition.

If our major partners experience events that negatively impact their financial strength or operations, our operations also may be negatively impacted.

We may be directly affected by the financial and operating strength of our major partners. Any events, such as COVID-19 or other pandemics, that negatively impact the financial strength of our major partners or have a long-term effect on the use of our major partners by airline travelers would likely have a material adverse effect on our business, financial condition, and results of operations. In the event of a decrease in the financial or operational strength of any of our major partners, such partner may seek to reduce, or be unable to make, the payments due to us under their capacity purchase or flight services agreement. In addition, in some cases, they may reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, our major partners are not required to schedule any specified level of flight operations for our aircraft. If any of our current or future major partners become bankrupt, our agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition, and results of operations. In addition, any negative events that impact other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition, and results of operations.

We have a significant amount of debt and other contractual obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is a capital-intensive business and, as a result, we are highly leveraged. As of September 30, 2021, we had approximately $670.3 million in total long-term debt (including current portion of $111.7 million and $4.6 million of finance lease obligations) and $12.1 million available for borrowing under our CIT Revolving Credit Facility. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. During our fiscal years ended September 30, 2021, 2020 and 2019, our principal debt service payments totaled $271.0 million, $138.3 million, and $244.1 million, respectively.

We also have significant long-term lease obligations, primarily relating to our aircraft fleet, office space, and other facilities. At September 30, 2021, we had 17 aircraft under lease (excluding aircraft leased at nominal amounts from United and DHL) in addition to other leases of facilities and equipment, with an average remaining term of 2.7 years. As of September 30, 2021, future minimum lease payments due under all long-term operating leases were approximately $70.0 million and future debt service obligations were $754.5 million, including finance lease obligations and interest payments.

The Company's substantial level of indebtedness, non-investment grade credit ratings, and the availability of Company assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions and was reduced during our fiscal year ended September 30, 2021 as a result of CARES Act loan program borrowings, may make it difficult for the Company to raise additional capital if required to meet its liquidity needs on acceptable terms, or at all.

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in this Annual Report on Form 10-K, including risks related to future results arising from the impact of COVID-19 or similar pandemics. If the Company's liquidity is materially diminished, the Company's cash flow available to fund its working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.

We cannot assure you that our operations will generate sufficient cash flow to make our required payments, or that we will be able to obtain financing to acquire additional aircraft or make other capital expenditures necessary for expansion. Our ability to pay the high level of fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, and ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our fixed obligations could have a material adverse effect on our business, results of operations and financial condition. The degree to which we are leveraged could have important consequences to holders of our securities, including the following:

▪

we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness which, in turn, reduces funds available for operations and capital expenditures;

▪	our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;

▪	we may be at a competitive disadvantage relative to our competitors with less indebtedness;

▪	we are rendered more vulnerable to general adverse economic and industry conditions;

▪	we are exposed to increased interest rate risk given that a majority of our indebtedness obligations are at variable interest rates; and

▪	our credit ratings may be reduced, and our debt and equity securities may significantly decrease in value.

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments, or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume, or suffer to exist any liens.  See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding the Company's liquidity and capital resources as of September 30, 2021.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities and leases, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders and lessors may accelerate the payment of such obligations.

Under our (i) credit and guaranty agreement with CIT ("CIT Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) credit agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, (iii) aircraft lease facility ("RASPRO Lease Facility") with RASPRO we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full, and (iv) loan and guarantee agreement with the U.S. Department of the Treasury, we are required to comply with a minimum collateral coverage ratio, measured monthly during the term of such credit facility, and a minimum liquidity level, measured at the close of any business day during the term of such credit facility.

Failure to comply with the terms of these credit facilities and financing arrangements and the ongoing financial and other covenants thereunder would result in an event of default (as defined in the applicable credit facility and financing agreement) and, to the extent the applicable lenders so elect, an acceleration of our existing indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Acceleration of such indebtedness would also trigger cross-default clauses under our other indebtedness. It could also result in the termination of all commitments to extend further credit under the CIT Revolving Credit Facility. We currently do not have sufficient liquidity to repay all of our outstanding debt in full if such debt were accelerated. If we are unable to pay our debts as they come due, or obtain waivers for such payments, our secured lenders could foreclose on any assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation, which will remain in place through the date that is one year after the amounts outstanding under our Loan and Guarantee Agreement with the U.S. Department of the Treasury are fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

The FAA Qualification Standards (and associated regulations) related to pilot qualification and flight training standards discussed in “Item 1. Government Regulation” have dramatically reduced the supply of qualified pilot candidates and has had a negative effect on pilot scheduling, work hours, and the number of pilots required to be employed for our operations. To address the diminished supply of qualified pilot candidates, regional airlines, including us, have implemented significant pilot wage and bonus increases, which has substantially increased our labor costs and may continue to negatively impact our operations and financial condition.

In prior periods, the FAA Qualification Standards negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our American CPA, and, as a result, we issued credits to American pursuant to the terms of our American CPA. In February 2018, we mutually agreed with United to temporarily remove two aircraft from service under our United CPA. These aircraft were placed back into service under our United CPA five months later when we were able to fully staff our flight operations. If we are unable to maintain a sufficient number of qualified pilots to operate our scheduled flights, it could lead to, or we may need to request, reduced flight schedules with our major partners, which would result in monetary performance penalties under our agreements.

In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to the industry-wide shortage of qualified pilots, driven by the increased flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other airlines, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors, and related training equipment. As a result, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.

Pilot attrition may continue to negatively affect our operations and financial condition.

In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other regional air carriers, the growth of cargo, low-cost, and ultra-low-cost carriers, and the number of pilots at major airlines reaching the statutory mandatory retirement age of 65 years. In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots, resulting in our inability to provide flight services at or exceeding the minimum flight operating levels expected by our major airline partners. If our attrition rates are higher than our ability to hire and retain replacement pilots, we may need to request a reduced flight schedule with our major partners, which may result in operational performance penalties under our agreements, and our operations and financial results could be materially and adversely affected.

More recently, the COVID-19 pandemic has negatively impacted the supply and demand for pilots. As the major airlines dramatically reduced their capacity in 2020 due to the pandemic and their corresponding need for pilots, they began providing generous early retirement packages to reduce their labor costs. More than 1,800 pilots at Delta Airlines accepted these packages, along with hundreds of pilots at American, United, and Southwest Airlines. These programs have had the effect of accelerating certain of the mandatory retirements that would have occurred over the next five years. In addition, fleet upgrades by the major airlines are resulting in the need to retrain pilots. Many of the major airlines have publicly announced their intent to hire a significant number of pilots in the near term as they look to replace those pilots who elected early retirement. As a result of the foregoing, the pilot shortages that existed pre-pandemic may be exacerbated in future periods. As noted above, if our attrition rates are negatively impacted by the foregoing events, we may need to request a reduced flight schedule with our major partners, which may result in operational performance penalties under our agreements, and our operations and financial results could be materially and adversely affected.

Mechanic attrition, together with difficulty recruiting and retaining qualified maintenance technicians, may negatively affect our operations and financial condition.

Our operations rely on qualified personnel, including maintenance technicians. Our maintenance technicians may seek employment at mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of maintenance technicians increase, we may not be able to hire sufficient maintenance technicians to replace those leaving. Additionally, FAA regulations regarding personnel certification and qualifications, and potential future changes in FAA regulations, could limit the number of qualified new entrants that we could hire. In the event we are unable to hire and retain qualified mechanics, our business and financial condition could be adversely affected.

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

Our major partners may expand their direct operation of regional jets or seek other independent airlines to service their regional aircraft needs, thus limiting the expansion of our relationships with them.

We depend on our major partners electing to contract with us instead of operating their own regional jets or operating their own "captive" regional airlines through wholly owned subsidiaries. Currently, the captive regional airlines include Endeavor (owned by Delta), Envoy (owned by American), PSA (owned by American), Piedmont (owned by American), and Horizon (owned by Alaska). These major airlines possess the financial and other resources to acquire and operate their own regional jets, create, or grow their own captive regional airlines, or acquire other regional air carriers instead of entering into contracts with us. In particular, American, which procures approximately 40% of its regional flying from its wholly owned regional subsidiaries, has expressed a goal of increasing its share to a majority of American's regional flying over time. We have no guarantee that in the future our major partners will choose to enter into contracts with us, or renew their existing agreements with us, instead of operating their own regional jets, allocating flying to their captive regional airlines, or entering into relationships with competing regional airlines. A decision by American or United to phase out or limit our capacity purchase agreements or to enter into similar agreements with our competitors could have a material adverse effect on our business, financial condition, or results of operations.

We may be limited from expanding our flying within our major partners' flight systems and there are constraints on our ability to provide services to airlines other than American and United.

Additional growth opportunities within our major partners' flight systems are limited by various factors, including a limited number of independent regional aircraft that each such major partner can operate in its regional network due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Except as contemplated by our existing agreements, we cannot be sure that our major partners will contract with us to fly any additional aircraft.

We may not have additional growth opportunities or may agree to modifications to our agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional capacity purchase operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators or transitioning those flying arrangements to their own captive regional carriers. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major partners.

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

As of September 30, 2021, we had approximately $1,151.9 million of property and equipment and related assets, net of accumulated depreciation, of which $952.7 million relates to owned aircraft. In accounting for these long lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

The amounts we receive under our agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United and flight services agreement with DHL, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2021, approximately $70.3 million, or 16%, of our operating costs under our agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our agreements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2021, approximately 74.1% of our workforce was represented by labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). Our collective bargaining agreement with ALPA became amendable in July 2021 and we are in the early stages of negotiations with respect to such agreement. Our collective bargaining agreement with the AFA became amendable in October 2021 and we are in the early stages of negotiations with respect to such agreement as well. The inability to negotiate acceptable contracts with existing unions or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages, or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these disputes to not be material, but any current or future dispute could become material.

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

Any strike, labor dispute or increased unionization among our employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. For example, if a labor strike were to continue for several consecutive days, our major partners may have cause to terminate the applicable CPA. As a result, our business, results of operations and financial condition may be materially adversely affected.

We face tail risk in that we have aircraft lease commitments that extend beyond our existing contractual terms on certain aircraft.

We currently have aircraft with leases extending past the term of their corresponding agreement. We may not be successful in extending the flying contract terms on these aircraft with our major partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated capacity purchase agreement, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft's lessor. In such event, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major partner but reach an agreement to place an aircraft into service with a different major partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

Disagreements regarding the interpretation of our agreements with our major partners could have an adverse effect on our operating results and financial condition.

To the extent that we experience disagreements regarding the interpretation of our capacity purchase or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations, or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor or that we would be able to exercise sufficient leverage in any proceeding relative to our major partner to achieve a favorable outcome. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We rely on third-party suppliers as the sole manufacturers of our aircraft and aircraft engines.

We depend upon MHI, Boeing, and Embraer as the sole manufacturers of our aircraft and GE as the sole manufacturer of our aircraft engines. Our operations could be materially and adversely affected by the failure or inability of MHI, Boeing, Embraer or GE to provide sufficient parts or related maintenance and support services to us in a timely manner, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines.

Maintenance costs will likely increase as the age of our jet fleet increases.

The average age of our E-175, CRJ-900, Boeing 737 and CRJ-700 type aircraft is approximately 4.8, 15.0, 26.9, and 17.7 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results, and financial condition.

If we face problems with any of our third-party service providers, our operations could be adversely affected.

Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on AAR and Aviall to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet and GE to provide engine support. Our agreements with AAR, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of AAR, Aviall or GE to provide sufficient parts or related maintenance and support services to us in a timely manner.

Regulatory changes or tariffs could negatively impact our business and financial condition.

We import a substantial portion of the equipment we utilize in our operations. For example, the sole manufacturers of our regional aircraft, MHI and Embraer, are headquartered in Japan and Brazil, respectively. We cannot predict the impact of potential regulatory changes or action by U.S. regulatory agencies, including the potential impact of tariffs or changes in international trade treaties on the cost and timing of parts and aircraft. Our business may be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

The issuance of operating restrictions applicable to one of the fleet types we operate could negatively impact our business and financial condition.

We rely on a limited number of aircraft types, including CRJ-700, CRJ-900, Boeing 737, and E-175 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results.

If we have a failure in our technology or security breaches of our information technology infrastructure our business and financial condition may be adversely affected.

The performance and reliability of our technology, and the technology of our major partners, are critical to our ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications, or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of our technology or that of our major partners could impact our ability to conduct our business, lower the utilization of our aircraft and result in increased costs. Our technological systems and related data, and those of our major partners, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.

In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our employees and information of our major partners. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to increasingly stringent federal, state, local, and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations, and financial condition.

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

As of September 30, 2021, we had aggregate federal and state net operating loss carryforwards of approximately $541.3 million and $235.7 million, which expire in fiscal years 2027-2038 and 2021-2041, respectively. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and, if not utilized by fiscal 2022, are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

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

The potential benefits of entering the air cargo and express shipping sector will depend substantially on our ability to enter into additional relationships with integrated logistics companies and transition our existing business strategies into a new sector. We may be unsuccessful in entering into relationships with integrated logistics companies to carry cargo on terms that are acceptable to us. Additionally, our ability to transition our existing business strategies into a new sector may be costly, complex, and time-consuming, and our management will have to devote substantial time and resources to such effort. As we transition into this new sector, we may experience difficulties or delays in securing gate access and other airport services necessary to operate in the air cargo and express shipping sector. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition, and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

We may not be able to make opportunistic acquisitions should we elect to do so as part of our growth strategy.

If we elect to pursue an acquisition, our ability to successfully implement this transaction would depend on a variety of factors, including the approval of our acquisition target's major partners, obtaining financing on acceptable terms and compliance with the restrictions contained in our debt agreements. If we need to obtain our lenders' consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Acquisition transactions involve risks, including those associated with integrating the operations or (as applicable) separately maintaining the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management's attention from other business concerns; unknown risks; and the potential loss of key employees. We may not successfully integrate any businesses we may acquire in the future and may not achieve anticipated revenue and cost benefits relating to any such transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

Our ability to obtain financing or access capital markets may be limited.

There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including our significant debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for future aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to additional financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.

Our business strategy includes the implementation of our major partners' brand and product in order to increase customer loyalty and drive future ticket sales. In addition, we also receive certain amounts under our United CPA upon the results of passenger satisfaction surveys. However, we may experience a high number of passenger complaints related to, among other things, our customer service. These complaints, together with delayed and cancelled flights, and other service issues, are reported to the public by the DOT. If we do not meet our major partners' expectations with respect to reliability and service, our and our major partners' brand and product could be negatively impacted, which could result in customers deciding not to fly with our major partners or with us. If we are unable to provide consistently high-quality customer service, it could have an adverse effect on our relationships with our major partners.

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

Risks Related to Our Industry

The outbreak and global spread of COVID-19 beginning in our 2020 fiscal year resulted in a severe decline in demand for air travel, which has adversely impacted the business of our major partners, and in turn has had an adverse impact that has been material to our business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition, and liquidity.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of this pandemic, resulted in a severe decline in demand for air travel beginning in fiscal 2020 and continuing into fiscal 2021, which has adversely affected the business of our major partners, American and United, from whom we derive substantially all of our operating revenue, and in turn has adversely affected our business, operations and financial condition to an unprecedented extent.

In response to this material deterioration in demand, both American and United made significant cuts in capacity in their domestic and international schedules beginning in the second calendar quarter of 2020. These capacity reductions impacted flights operated by the Company.  As a result of this decline in demand and capacity reductions, the Company experienced a material decline in demand in block hours from both American and United and operated at significantly lower block hours in the second half of fiscal year 2020 and first half of fiscal year 2021. The Company believes that the initiatives and measures put in place to limit the spread of the virus has and will continue to have a materially adverse impact on its business. While there has been a recovery in demand in the current fiscal year, the Company anticipates similar schedule reductions may continue for the foreseeable future.

In response to the foregoing events, we implemented cost saving initiatives during fiscal year 2020, including reducing employee-related costs through voluntary unpaid leaves, compensation reductions for executive level employees, a company-wide hiring freeze, delaying non-essential heavy maintenance expense and reducing or suspending discretionary spending. We also took steps to increase liquidity and strengthen our financial position, including reducing planned heavy engine and airframe maintenance, working with our major partners and OEMs to delay the timing of the delivery of our future aircraft and spare engines, and drawing $23 million under our previously undrawn CIT Revolving Credit Facility. While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient to sustain our business operations through the uncertain duration of this pandemic.

We also took additional actions to improve our financial position, including measures to improve liquidity, such as obtaining financial assistance under the CARES Act and other legislation. In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program (“PSP”) of the CARES Act, all of which was received by the Company as of September 30, 2020. In September 2020, we were notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an approximate 2% increase in their award amount.  As a result, we were granted an additional $2.7 million through the PSP for a total grant of $95.2 million, which was received in

October 2020. During fiscal year 2021, we received $56.0 million and $52.2 million through the Payroll Support Program Extensions PSP2 and PSP3, respectively. Under the terms of this financial assistance, we are required to comply with certain provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP be used exclusively for the continuation of payment of employee wages, salaries and benefits; the requirement against involuntary furloughs and reductions in employee pay rates and benefits through September 2021; the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time. Additionally, as described in Note 3: “Contract Revenue and Pass-through and Other Revenue”, a portion of the Company’s reduced labor costs resulting from government assistance was passed on to our major partners in the form of temporary rate reductions during the 2021 fiscal year.

On October 30, 2020, we entered into a five-year Loan and Guarantee Agreement with the U.S. Department of the Treasury (the “U.S. Treasury”), which provided the Company with a secured loan facility of up to $200.0 million under the CARES Act. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million. No additional amounts are available for borrowing under this loan facility. Similar to the terms of the PSP, the Company is required to comply with certain provisions of the CARES Act, including the requirement of continuing essential air service; restrictions on share repurchases and dividends; and limits on the payment of certain executive compensation. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing these impacts for the duration of the restrictions.

The full extent of the ongoing impact of COVID-19 on our future operational and financial performance will depend on future developments, many of which are outside our control, including the effectiveness of the mitigation strategies discussed above, the severity, magnitude, duration and spread of COVID-19 or other variants of COVID-19, including any recurrence of the pandemic, and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact on demand and capacity which could result from government mandates on air service including, for instance, any requirement for passengers to wear masks while traveling or have their temperature checked or have administered other tests or examinations prior to entering an airport or boarding an airplane, or which would limit the number of seats that can be occupied on an aircraft to allow for social distancing, and the impact of COVID-19 on the financial health and operations of our major partners and future governmental actions, all of which are highly uncertain and cannot be predicted.

In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition, and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations or the operations of our major partners and suppliers.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major partners.

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

All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, as described in “Item 1. Government Regulation.” We cannot predict whether we will be able to comply with all present and future laws, rules, regulations, and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules, and regulations to which we are subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations and require that we incur substantial on-going costs.

Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on our business, results of operations, and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters, and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States' air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. There are additional proposals before Congress that would treat a wide range of consumer protection issues, including, among other things, proposals to regulate seat size, which could increase the costs of doing business.

Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms, or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations, and financial condition to a greater degree than other air carriers. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations, and financial condition.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including: (i) announcements concerning our major partners, competitors, the airline industry, or the economy in general; (ii) strategic actions by us, our major partners, or our competitors, such as acquisitions or restructurings; (iii) media reports and publications about the safety of our aircraft or the types of aircraft we operate; (iv) new regulatory pronouncements and changes in regulatory guidelines; (v) announcements concerning the availability of the types of aircraft we use; (vi) significant volatility in the market price and trading volume of companies in the airline industry; (vii) changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations; (viii) sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and (ix) general market, political and other economic conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. Broad market fluctuations may materially adversely affect the trading price of our common stock.  In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources, and have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2021, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020. The warrants have a term of five years from the date of issuance and an initial exercise price of $3.98 per share. Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

Provisions in our charter documents might deter acquisition bids for us, which could adversely affect the price of our common stock.

Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that, among other things:

▪

authorize our Board of Directors, without shareholder approval, to designate and fix the voting powers, designations, preferences, limitations, restrictions, and relative rights of one or more series of preferred stock so designated, or right to acquire such preferred stock;

▪	dilute the interest of, or impair the voting power of, holders of our common stock and could also have the effect of discouraging, delaying, or preventing a change of control;
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

As of September 30, 2021, we had outstanding warrants to purchase 4,899,497 shares of our common stock, all of which were held by the U.S. Treasury. We are currently in compliance with all applicable foreign ownership restrictions.

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

We have not historically paid dividends on shares of our common stock and do not expect to pay dividends on such shares in the foreseeable future. Additionally, certain of our aircraft lease facilities and our loan with the U.S. Treasury contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future leases and financing instruments, business prospects and such other factors as our Board of Directors deems relevant, including restrictions under applicable law. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

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

In addition, the JOBS Act permits an "emerging growth company" to take advantage of an extended transition period to comply with new or revised accounting standards. This effectively permits the delayed adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the dates for which compliance is required for non-emerging growth companies. This election is irrevocable.

The requirements of being a public company may strain our resources, increase our operating costs, divert management's attention, and affect our ability to attract and retain qualified board members or executive officers.

We became a public company in August 2018. As a public company, we incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the Nasdaq Global Select Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly and divert management's time and attention from revenue-generating activities to compliance activities. It could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2021 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2021.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of September 30, 2021, our aircraft fleet consisted of the following:

						Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	62	80	70-76	2,100	530	4.8
CRJ-900 Regional Jet	49	15	64	76-79	1,500	530	15.0
CRJ-700 Regional Jet	18	2	20	70	1,600	530	17.7
CRJ-200 Regional Jet	1	—	1	50	1,500	530	27.7
Boeing 737 Cargo Jet	—	2	2		2,600	530	26.9
Total	86	81	167

Several factors impact our fleet size, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is a summary of our fleet by aircraft type. Our actual future fleet size and mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

▪

E-175s – As of September 30, 2021, we operated 60 E-175 and 20 E-175LL aircraft under our United CPA. As part of our amended and restated United CPA, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five (5) years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft for four additional three-year increments. In addition, 18 of the E-175 aircraft (owned by us) operating under our United CPA expire between January 2028 and November 2028, subject to United's early termination rights. In the current period, we added 20 E-175LL aircraft under the United CPA with a term of 12 years. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the United CPA in its discretion, or remove aircraft from service, by giving us 90 days’ notice.

▪	CRJ-900s – As of September 30, 2021, we operated 40 CRJ-900 aircraft under our American CPA and 24 CRJ-900 aircraft as operational spares. Our American CPA will expire in 2025 unless otherwise extended or amended. Our American CPA is subject to termination prior to that date, subject to our right to cure, in various circumstances.
▪

CRJ-700s – As of September 30, 2021, our fleet included 20 CRJ-700 aircraft which are currently leased or will be leased to a third party. 14 of these CRJ-700 aircraft are currently leased to another United Express service provider for a term of nine (9) years, and the remaining six aircraft are expected to be leased beginning in fiscal year 2022.

▪	CRJ-200s – As of September 30, 2021, our fleet included one spare CRJ-200 aircraft.
▪

Boeing 737 Cargo Jets – As of September 30, 2021, we subleased two Boeing 737 aircraft from DHL under our DHL FSA. The DHL FSA expires five years from the commencement date of the first aircraft placed into service. The first revenue generating flight took place in October 2020.

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Office, Hangar	Dallas, Texas	Leased	30,440
Parts Storage	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
Warehouse	Tucson, Arizona	Leased	10,590
Warehouse, Office	Erlanger, Kentucky	Leased	6,025
Office, Hangar	Kansas City, Missouri	Leased	45,885

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2021, our management believed that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol "MESA" since August 10, 2018. Prior to that date, there was no public market for our common stock.

Holders of Record

As of November 12, 2021, there were approximately 60 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders ("2022 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2021.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on August 10, 2018, and ends on September 30, 2021, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on August 10, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2021, the Company repurchased a total of 15,278 shares of its common stock for $0.1 million to cover the income tax obligation on vested employee equity awards. The Company repurchased a total of 155,174 shares of its common stock for $1.5 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2021.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward‑looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements below.  Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Annual Report on Form 10-K, particularly in the sections "Cautionary Notes Regarding Forward-Looking Statements" and Part I, Item 1A. "Risk Factors" above.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 129 cities in 39 states, the District of Columbia, the Bahamas, and Mexico, as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements with American and United and a flight services agreement with DHL. We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix, and Washington-Dulles.

As of September 30, 2021, we operated under the CPAs and FSA, or maintained as operational spares, a fleet of 153 aircraft with approximately 507 daily departures. We also lease 14 aircraft to a third party. We operate 40 CRJ-900 aircraft under our American CPA and 20 E-175LL and 60 E-175 aircraft under our United CPA. We operate two Boeing 737-400F aircraft under the DHL FSA. For our fiscal year ended September 30, 2021, approximately 33% of our aircraft in scheduled service were operated for American, 65% were operated for United, and 2% were operated for DHL. All our operating revenue in our 2021 fiscal year was derived from operations associated with our American and United CPAs, DHL FSA, or from leases of aircraft to a third party. All our operating revenue in our 2020 and 2019 fiscal years was derived from operations associated with our American and United CPAs.

Our long-term agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major partners. Our capacity purchase and flight services agreements also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our capacity purchase agreements, and cargo flight services under our flight services agreement, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. Our major partners control route selection, pricing, seat inventories, marketing, and scheduling, and provide us with ground support services, airport landing slots and gate access.

Under our DHL FSA, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo services. Ground support including fueling and airport fees are paid directly by DHL.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world significantly reduced demand for air travel beginning in our fiscal year 2020. This reduction in demand had an unprecedented and materially adverse impact on our revenues and financial position in the prior year that continued into fiscal year 2021. However, we experienced improvement in our operating results in fiscal year 2021 resulting from lessening of travel and gathering restrictions in the United States, particularly in the second half of our fiscal year. Since a portion of the consideration we receive under our capacity purchase agreements is fixed, the impact to us from the COVID-19 pandemic was partially mitigated. In addition, we have limited exposure to fluctuations in passenger traffic, ticket, and fuel prices under the terms of our capacity purchase agreements with American and United.

While our fixed contract consideration was mostly unchanged, our variable revenue based on number of block hours flown was significantly impacted in 2020 resulting in a material decline in revenues. Beginning in March 2020, we experienced capacity reductions resulting in a material decline in demand in block hours from our major partners and operated at significantly lower block hours in the second half of fiscal year 2020 and first half of fiscal year 2021. The funds we received under the Payroll Support Program (and related extensions) and our Loan and Guarantee Agreement with the U.S. Treasury, coupled with diligent cost saving measures during fiscal year 2020, have helped to partially offset the negative impacts of COVID-19 on our business.

In response to the COVID-19 pandemic, we implemented various measures to protect our employees as they have continued to provide safe and reliable transportation to the passengers of American and United under our CPAs and cargo flight services under our FSA with DHL. The safety of our employees and passengers remains our primary focus and, to that end, measures that we have taken include but are not limited to:

▪

Both on our own, and in coordination with our major partners, we have taken steps to ensure that high touch areas used by both employees and customers are routinely and comprehensively cleaned and disinfected to prevent transmission of the virus on surfaces. To assist our crewmembers in keeping the aircraft clean and disinfected, we have increased the supply of sanitizing wipes onboard.

▪	Mandated face covering for all employees working onboard aircraft, at corporate and training facilitates and locations where social distancing cannot be maintained.
▪

In coordination with our major partners (and to satisfy the federal mask mandate), we’ve implemented a policy that requires all crewmembers to wear face coverings while on duty. We have provided, and continue to resupply, our employees with personal protective equipment (PPE) consisting of gloves and face coverings for use whenever social distancing cannot be maintained or when working with our customers. All employees have been directed to self-monitor their temperature before reporting for duty and twice daily.

▪

Based on recommendations from the Centers for Disease Control and Prevention (CDC), we increased facility cleaning and disinfection protocols at all of our facilities and have implemented social distancing measures including extending our current remote working policy for many of our corporate personnel. We also enhanced a previous protocol to increase physical distance between workers who remain working at our corporate facilities.

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

Balance Sheet, Cash Flow and Liquidity. As of September 30, 2021, our cash and cash equivalents totaled $120.5 million. Beginning in the prior year we took the following actions to increase liquidity and strengthen our financial position.

▪	Drew $23.0 million from our previously undrawn CIT Revolving Credit Facility.

▪

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September 2020, we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount. As a result, we received an additional $2.7 million in October 2020 for a total grant of $95.2 million under this program. We utilized $83.8 million of these proceeds to offset payroll expenses in the year ended September 30, 2020 and the remaining $11.4 million was utilized in the first quarter of fiscal 2021. During fiscal 2021, we received aggregate proceeds of $56.0 million and $52.2 million under Payroll Support Program Extensions PSP2 and PSP3, respectively, all of which was utilized and recognized as an offset to payroll expenses in the current fiscal year. Additionally, as described in Note 3: “Contract Revenue and Pass-through and Other Revenue”, a portion of the Company’s reduced labor costs resulting from government assistance was passed on to our major partners in the form of temporary rate reductions during the 2021 fiscal year.

▪

The CARES Act also provided for up to $25 billion in secured loans to the airline industry. In October 2020, the Company entered into a five-year Loan and Guarantee Agreement (the “Loan Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”) which provided the Company with a secured loan facility of up to $200.0 million. On October 30, 2020, the Company borrowed $43.0 million under the facility and on November 13, 2020, the Company borrowed an additional $152.0 million. No further borrowings are available under the Loan Agreement. All principal amounts outstanding under the Loan Agreement are due and payable in a single installment on October 30, 2025 (the “Maturity Date”) and all accrued interest is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning December 15, 2020), and on the Maturity Date.  Interest during the first twelve months was paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on an interest payment date. The obligations under the Loan Agreement are guaranteed by the Company and Mesa Air Group Inventory Management and secured by certain assets of the Company. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Prior to the November 13, 2020 funding of the $152.0 million portion of the Treasury Loan, the Company also repaid $167.7 million in existing aircraft debt as described in Note 9: “Long-Term Debt, Finance Leases, and Other Borrowings”.

The actions above, combined with cost saving initiatives implemented in fiscal 2020 by the Company in response to the pandemic, enabled the Company to respond to the increase in flight operations and maintenance costs during the latter half of fiscal 2021 associated with the increase in demand for air travel.

2021 Financial Highlights

For our fiscal year ended September 30, 2021, we had total operating revenues of $503.6 million, a 7.6% decrease, compared to $545.1 million for our fiscal year ended September 30, 2020. Net income for our fiscal year ended September 30, 2021 was $16.6 million, or $0.43 per diluted share, compared to net income of $27.5 million, or $0.78 per diluted share, for our fiscal year ended September 30, 2020.

During our September 30, 2021 fiscal year ended, our completed block hours increased by 10,109, or 3.2%, compared to our fiscal year ended September 30, 2020.

Industry Trends

We believe our operating and business performance is driven by various factors that typically affect regional airlines and their markets, including trends which affect the broader airline and travel industries, though our capacity purchase and flight services agreements reduce our exposure to fluctuations in certain trends. The following key factors may materially affect our future performance.

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

In prior periods, these factors caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots and resulted in being unable to provide flight services at or exceeding the minimum flight operating levels expected by our major partners. However, in July 2017, we reached a new four-year collective bargaining agreement with our pilots that provided increases in our pilots' wages, premium pay for flying on scheduled days off, and competitive signing bonuses for prospective new pilots. Our results of operations may be negatively impacted if we are unable to hire and train our pilots in a timely manner.

Pilot and Mechanic Attrition. In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other regional air carriers, the growth of cargo, low-cost and ultra-low-cost carriers, and the number of pilots at major airlines reaching the statutory mandatory retirement age of 65 years. If our actual pilot attrition rates are materially different than our projections, our operations and financial results could be materially and adversely affected. Although we target maintenance staffing levels above our projected needs in order to account for attrition, which is widespread in the industry, from time to time we have experienced attrition with our maintenance technicians, who have the option to seek employment at mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Attrition of maintenance technicians has sometimes required us to supplement our staff with qualified temporary employees.

Economic Conditions, Challenges and Risks

Market Volatility. The airline industry is volatile and affected by economic cycles and trends. Consumer confidence and discretionary spending, spread of a virus, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional airlines. The effect of economic cycles and trends may be somewhat mitigated by our reliance on capacity purchase agreements. If, however, any of our major partners experiences a prolonged decline in the number of passengers or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future capacity purchase agreements, or materially reduce our scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the rates, number of aircraft or utilization under our capacity purchase agreements.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2021, approximately 74.1% of our workforce was represented by the ALPA and AFA. Our pilots and flight attendants most recently ratified new four-year collective bargaining agreements during calendar 2017 which became amendable in July 2021 and October 2021, respectively. The agreements include rate increases for three years and two years, respectively, after the amendable dates. The agreements are amendable following their four-year term and include labor rate structures for two years (flight attendants) and three years (pilots), respectively, after the amendable dates. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

Competition. The airline industry is highly competitive. We compete principally with other regional airlines. Major airlines typically award capacity purchase agreements to regional airlines based on the following criteria: ability to fly contracted schedules, availability of labor resources including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages, and the overall image of the regional airline. Our ability to renew our existing agreements and earn additional flying opportunities in the future will depend, in significant part, on our ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, MHI, GE, and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2021, $59.8 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected in our consolidated balance sheet.

The average age of our E-175, CRJ-900, Boeing 737, and CRJ-700 type aircraft is approximately 4.8, 15.0, 26.9, and 17.7 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. In prior periods, we incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements.

We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, auxiliary power units and landing gear for the majority of our fleets, with the exception of Mesa-owned E-175 aircraft. Heavy maintenance and major overhaul costs on our owned E-175 fleet are deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Normal recurring maintenance is expensed when the maintenance work is completed, or over the repair period, if materially different. Our maintenance policy is determined by fleet when major maintenance is incurred. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

Aircraft Leasing and Finance Determinations. We have generally funded aircraft acquisitions through a combination of operating leases and debt financing. Our determination to lease or finance the acquisition of aircraft may be influenced by a variety of factors, including the preferences of our major partners, the strength of our balance sheet and credit profile and those of our major partners, the length and terms of the available lease or financing alternatives, the applicable interest rates, and any lease return conditions. When possible, we prefer to finance aircraft through debt rather than operating leases, due to lower operating costs, extended depreciation period, opportunity for aircraft equity, absence of lease return conditions and greater flexibility in renewing the aircraft under our capacity purchase agreements with our major partners after paying off the principal balance.

Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing an aircraft lease with debt financing). The purchase of leased aircraft allows us to lower our operating costs and avoid lease-related use restrictions and return conditions.

As of September 30, 2021, we had 81 aircraft in our fleet under lease, including 62 E-175 aircraft owned by United and leased to us at nominal amounts and two Boeing 737 cargo jets subleased to us by DHL at nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.

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

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased utilization of our aircraft in the summer months and are unfavorably affected by increased fleet maintenance and by inclement weather during the winter months.

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

"NMB" means the National Mediation Board.

"Pass-through and other revenue" means costs from our major partners under our agreements that we equally recognize as both a revenue and an expense, including passenger and hull insurance, aircraft property taxes, landing fees, catering and certain maintenance costs related to our E-175 aircraft.

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

Operating Revenues

Our consolidated operating revenues consist of contract revenue as well as pass-through and other revenue.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our capacity purchase agreements and flight services agreement with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to a third party. Contract revenues we receive from our major partners are paid on a weekly basis and recognized over time consistent with the delivery of service under our agreements.

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, landing fees, and other aircraft and traffic servicing costs received pursuant to our agreements with our major partners, as well as certain maintenance costs related to our E-175 aircraft.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews, and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements and flight services agreement, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major partners. The fuel and related cost for flying under our DHL FSA were directly paid and supplied by DHL. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements or DHL under our flight services agreement.

Maintenance. Maintenance expense includes costs related to engine overhauls, airframe, landing gear and normal recurring maintenance, which includes pass-through maintenance costs related to our E-175 aircraft. Heavy maintenance and major overhaul costs on our owned E-175 fleet are deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. All other maintenance costs are expensed as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. As a result of using the direct expense method for heavy maintenance on the majority of our fleets, the timing of maintenance expense reflected in the financial statements may vary significantly from period to period.

Aircraft Rent. Aircraft rent expense includes costs related to leased engines and aircraft.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes expenses related to our capacity purchase agreements and flight services agreement, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners.

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

Other Income (Expense), Net

Interest Expense. Interest expense is interest on our debt to finance purchases of aircraft, engines, and equipment, including amortization of debt financing costs and discounts.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Loss on Investments, Net. Loss on investments consists of losses on our investments in equity securities.

Other Expense. Other expense includes expense derived from activities not classified in any other area of the consolidated statements of income.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2021 and 2020

Operating Revenues

	Year Ended September 30,
	2021		2020		Change
Operating revenues ($ in thousands):
Contract		$434,518		$506,590		$(72,072)	(14.2)%
Pass-through and other		69,073		38,480		30,593	79.5%
Total operating revenues		$503,591		$545,070		$(41,479)	(7.6)%
Operating data(1):
Available seat miles—ASMs (thousands)		7,851,798		7,581,506		270,292	3.6%
Block hours		323,219		313,110		10,109	3.2%
Revenue passenger miles—
RPMs (thousands)		5,893,195		5,128,875		764,320	14.9%
Average stage length (miles)		661		597		64	10.7%
Contract revenue per available seat mile—CRASM (in cents)	¢	5.53	¢	6.68	¢	(1.15)	(17.2)%
Passengers		8,881,431		8,500,072		381,359	4.5%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue decreased by $41.5 million, or 7.6%, during our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. Contract revenue decreased by $72.1 million, or 14.2%, primarily due to temporary reductions in rates provided to our major partners as a result of lower labor costs from government assistance received during the current year, and flying fewer covered aircraft under the American CPA. Our block hours flown during our fiscal year ended September 30, 2021 increased 3.2% compared to our fiscal year ended September 30, 2020, due to an increase in demand for air travel and loosening of certain travel restrictions particularly during the second half of the year, and block hours flown under our DHL Flight Services Agreement which commenced in fiscal 2021. Our pass-through and other revenue increased during our fiscal year ended September 30, 2021 by $30.6 million, or 79.5%, primarily due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$162,137	$169,242	$(7,105)	(4.2)%
Fuel	898	672	226	33.6%
Maintenance	217,646	192,123	25,523	13.3%
Aircraft rent	39,345	48,802	(9,457)	(19.4)%
Aircraft and traffic servicing	2,638	3,356	(718)	(21.4)%
General and administrative	49,855	52,246	(2,391)	(4.6)%
Depreciation and amortization	82,847	82,296	551	0.7%
Lease termination	4,508	—	4,508	100.0%
Government grant recognition	(119,479)	(83,834)	(35,645)	42.5%
Total operating expenses	$440,395	$464,903	$(24,508)	(5.3)%

Operating data:
Available seat miles—ASMs (thousands)	7,851,798	7,581,506	270,292	3.6%
Block hours	323,219	313,110	10,109	3.2%
Average stage length (miles)	661	597	64	10.7%
Departures	160,019	166,776	(6,757)	(4.1)%

Flight Operations. Flight operations expense decreased $7.1 million, or 4.2%, to $162.1 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The decrease was primarily driven by a decrease in pilot and flight attendant wages and related expenses due to lower departures as well as lower pilot training costs.

Fuel. Fuel expense increased $0.2 million, or 33.6%, to $0.9 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The increase was primarily driven by fuel expense related to C-checks and ferry flights. All fuel costs related to flying under our capacity purchase agreements and flight services agreement during our fiscal years ended September 30, 2021 and 2020 were directly paid to suppliers by our major partners.

Maintenance. Aircraft maintenance expense increased $25.5 million, or 13.3%, to $217.6 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. This increase was primarily driven by an increase in C-check expense, labor, rotable and expendable parts, and pass through maintenance on our E-175 fleet due to more maintenance events at higher costs. This increase was partially offset by a decrease in engine overhauls and component contracts. Total pass-through maintenance expenses reimbursed by our major partners increased by $30.0 million during fiscal year 2021, compared to fiscal year 2020.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020	Change

Engine overhaul	$14,598	$33,472	$(18,874)	(56.4)%
Pass-through engine overhaul	16,815	7,048	9,767	138.6%
C-check	30,593	16,279	14,314	87.9%
Pass-through C-check	20,549	7,194	13,355	185.6%
Component contracts	25,890	31,105	(5,215)	(16.8)%
Rotable and expendable parts	26,741	23,302	3,439	14.8%
Other pass-through	15,963	9,075	6,888	75.9%
Labor and other	66,497	64,648	1,849	2.9%
Total	$217,646	$192,123	$25,523	13.3%

Aircraft Rent. Aircraft rent expense decreased $9.5 million, or 19.4%, to $39.3 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. This decrease was primarily attributable to a decrease in engine rent due to fewer leased engines as well as a decrease in rent expense from aircraft leases due to the Company’s purchase of a previously leased aircraft in March 2021.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.7 million, or 21.4%, to $2.6 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. This decrease was primarily due to a decrease in interrupted trip expense, partially offset by an increase in pass-through legal fees related to our leases of CRJ-700 aircraft to a third party. For our fiscal years ended September 30, 2021 and 2020, 53.0% and 31.4%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major partners.

General and Administrative. General and administrative expense decreased $2.4 million, or 4.6%, to $49.9 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. This decrease was primarily due to a decrease in general and administrative wages and related expenses, and a decrease in property taxes. For our fiscal years ended September 30, 2021 and 2020, $15.1 million and $17.5 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 0.7%, to $82.8 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The increase is primarily attributable to an increase in aircraft, rotable parts, deferred heavy maintenance, and spare engine depreciation expense, partially offset by a decrease in amortization of intangible assets.

Lease Termination. Lease termination expense increased $4.5 million, or 100.0%, to $4.5 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. We incurred a lease termination expense for a CRJ-900 aircraft purchased in March 2021 that was previously leased from Bombardier Capital.

Government Grant Recognition. Government grant funds increased $35.6 million, or 42.5%, to $119.5 million for our fiscal year ended September 30, 2021 compared to our fiscal year ended September 30, 2020. Under the Consolidated Appropriations Act, the government provided the Company with a grant of $56.0 million in payroll support for the period of December 2020 through March 2021, and an additional $52.2 million in payroll support under the American Recovery Plan Act for the period of April 2021 through September 2021. We also received a total of $95.2 million under the CARES Act during the period April 2020 through October 2020, $83.8 million of which was utilized during fiscal 2020 and $11.4 million of which was utilized and recognized as an offset to operating expenses during the first quarter of fiscal 2021.

Other Expense

Other expense decreased $2.4 million, or 5.5%, to $40.8 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The decrease is primarily a result of a decrease in interest expense of $9.4 million due to a decrease in outstanding aircraft principal balances and lower interest rates resulting from the Loan and Guarantee Agreement with the U.S. Treasury, offset by losses on investments in equity securities of $6.8 million as a result of a reduction in the market price of our investments in common stock and warrants of Archer Aviation, Inc. See Note 7: "Balance Sheet Information" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our investments in equity securities.

Income Taxes

In our fiscal year ended September 30, 2021, our effective tax rate was 26.0% compared to 25.8% in our fiscal year ended September 30, 2020. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of $5.8 million and $9.5 million for the fiscal years ended September 30, 2021 and 2020, respectively.

The income tax provision for our fiscal year ended September 30, 2021 resulted in an effective tax rate of 26.0%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, disallowed unrealized losses, and changes in state apportionment and statutory rates.

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

As of September 30, 2021, we had aggregate federal and state net operating loss carryforwards of approximately $541.3 million and $235.7 million, which expire in 2027-2038 and 2021-2041, respectively, with approximately $0.7 million of state net operating loss carryforwards that expired in 2021.

See Note 12: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Comparison of our Fiscal Years Ended September 30, 2020 and 2019

Operating Revenues

	Year Ended September 30,
	2020		2019		Change
Operating revenues ($ in thousands):
Contract		$506,590		$682,834		$(176,244)	(25.8)%
Pass-through and other		38,480		40,523		(2,043)	(5.0)%
Total operating revenues		$545,070		$723,357		$(178,287)	(24.6)%
Operating data(1):
Available seat miles—ASMs (miles in thousands)		7,581,506		10,863,623		(3,282,117)	(30.2)%
Block hours		313,110		456,247		(143,137)	(31.4)%
Revenue passenger miles—RPMs (miles in thousands)		5,128,875		8,587,223		(3,458,348)	(40.3)%
Average stage length (miles)		597		579		18	3.1%
Contract revenue per available seat mile— CRASM (in cents)	¢	6.68	¢	6.29	¢	0.39	6.2%
Passengers		8,500,072		14,664,441		(6,164,369)	(42.0)%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue decreased by $178.3 million, or 24.6%, during our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. Contract revenue decreased by $176.2 million, or 25.8%, primarily due to a decrease in flying on our CRJ-900, CRJ-700, and E-175 fleets as a result of COVID-19. Our block hours flown during our fiscal year September 30, 2020 decreased 31.4% compared to our fiscal year ended September 30, 2019, due to decreased flying with our E-175, CRJ-900 and CRJ-700 fleets. Our pass-through and other revenue decreased during our fiscal year ended September 30, 2020 by $2.0 million, or 5.0%, primarily due to a reduction in pass-through maintenance costs related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2020	2019	Change
Operating expenses ($ in thousands):
Flight operations	$169,242	$210,879	$(41,637)	(19.7)%
Fuel	672	588	84	14.3%
Maintenance	192,123	196,514	(4,391)	(2.2)%
Aircraft rent	48,802	52,206	(3,404)	(6.5)%
Aircraft and traffic servicing	3,356	3,972	(616)	(15.5)%
General and administrative	52,246	50,527	1,719	3.4%
Depreciation and amortization	82,296	77,994	4,302	5.5%
Lease termination	—	9,540	(9,540)	(100.0)%
Government grant recognition	(83,834)	—	(83,834)	100.0%
Total operating expenses	$464,903	$602,220	$(137,317)	(22.8)%
Operating data:
Available seat miles—ASMs (miles in thousands)	7,581,506	10,863,623	(3,282,117)	(30.2)%
Block hours	313,110	456,247	(143,137)	(31.4)%
Average stage length (miles)	597	579	18	3.1%
Departures	166,776	246,634	(79,858)	(32.4)%

Flight Operations. Flight operations expense decreased $41.6 million, or 19.7%, to $169.2 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. The decrease was primarily driven by a decrease in pilot and flight attendant wages and pilot training expense due to less flying.

Fuel. Fuel expense increased $0.1 million, or 14.3%, to $0.7 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. The increase was primarily driven by an increased number of ferry flights for maintenance events and maintenance fuel in our Phoenix hub. All fuel costs related to flying under our capacity purchase agreements during our fiscal years ended September 30, 2020 and 2019 were directly paid to suppliers by our major partners.

Maintenance. Aircraft maintenance expense decreased $4.4 million, or 2.2%, to $192.1 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This decrease was primarily driven by a decrease in component contracts, rotable and expendable parts, and labor and other expense. This decrease was partially offset by an increase in engine and pass-through engine and pass-through C-check expense. During fiscal year 2020, $7.0 million of engine overhaul expenses were reimbursable by our major partners. Total pass-through maintenance expenses reimbursed by our major partners increased by $4.1 million during our fiscal 2020, compared to fiscal year 2019.

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

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.6 million, or 15.5%, to $3.4 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This decrease was primarily due to a decrease in pass-through regulatory charges. For our fiscal years ended September 30, 2020 and 2019, 31.4% and 52.6%, respectively, of our aircraft and traffic servicing expenses were reimbursed by our major partners.

General and Administrative. General and administrative expense increased $1.7 million, or 3.4%, to $52.2 million for our fiscal year ended September 30, 2020, compared to our fiscal year ended September 30, 2019. This increase was primarily due to an increase in pass-through property tax, partially offset by a decrease in share-based compensation expense. For our fiscal year ended September 30, 2020 and 2019, $17.5 million and $15.7 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

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

Government Grant Recognition. Government grant funds increased $83.8 million, or 100.0%, to $83.8 million for our fiscal year ended September 30, 2020 compared to our fiscal year ended September 30, 2019. Under the CARES Act, the Company was granted $95.2 million in payroll support for the period of April through September 2020, of which $83.8 million was recognized as of September 30, 2020.

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

We recorded an income tax provision of $9.5 million and $15.7 million for the years ended September 30, 2020 and 2019, respectively.

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

See Note 12: "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Cautionary Statement Regarding Non-GAAP Measures

We present Adjusted EBITDA and Adjusted EBITDAR in this Annual Report on Form 10-K, which are not recognized financial measures under accounting principles generally accepted in the United States of America ("GAAP"), as supplemental disclosures because our senior management believes that they are well-recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in our industry.

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, adjusted for gains and losses on investments, lease termination costs, loss on extinguishment of debt, and write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent, adjusted for gains and losses on investments, lease termination costs, loss on extinguishment of debt, and write-off of associated financing fees.

You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDAR, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA and Adjusted EBITDAR. Gains and losses on investments, which are presented as adjustments to EBITDA and EBITDAR because they are non-cash gains and losses driven by changes in stock prices and other valuation techniques and are not reflective of our core operations, will occur in periods where the Company has investments in equity securities with readily determinable fair values. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA or Adjusted EBITDAR and any such modification may be material.

Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, our working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; (vi) Adjusted EBITDA and Adjusted EBITDAR do not reflect gains and losses on investments, which are non-cash gains and losses but will occur in periods when there are changes in the value of the Company’s investments in equity securities; and (vii) Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements and other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2021	2020	2019
	(in thousands)
Reconciliation:
Net income	$16,588	$27,464	$47,580
Income tax expense	5,828	9,531	15,706
Income before taxes	$22,416	$36,995	$63,286
Adjustments(1)(2)	3,558	—	13,156
Loss on investments, net(3)	6,816	—	—
Adjusted income before taxes	$32,790	$36,995	$76,442
Interest expense	34,730	44,120	55,717
Interest income	(365)	(105)	(1,501)
Depreciation and amortization	82,847	82,296	77,994
Adjusted EBITDA	150,002	163,306	208,652
Aircraft rent	39,345	48,802	52,206
Adjusted EBITDAR	$189,347	$212,108	$260,858

(1)

Our financial results include lease termination expense of $4.5 million and $9.5 million for the year ended September 30, 2021 and 2019, respectively, related to our purchase of one CRJ-900 aircraft (2021) previously leased from Bombardier Capital and ten CRJ-700 aircraft (2019) which were previously leased under our GECAS Lease Facility.

(2)

Our financial results reflect loss on extinguishment of debt of $3.6 million related to repayment of the Company's Spare Engine Facility for the year ended September 30, 2019.  This loss includes a $1.9 million write-off of financing fees. We also recorded a gain on debt extinguishment of $1.0 million related to repayment of the Company’s aircraft debts during the fiscal year ended September 30, 2021.

(3)	Our financial results reflect losses on our investments in stock and warrants of $6.8 million for the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

On April 9, 2020, the Company entered into a letter amendment with lender, Export Development Canada (“EDC”), which provided for the deferral of scheduled principle payments beginning on March 19, 2020 through September 30, 2020. In November 2020, the Company repaid $164 million of existing debt, which included repayment of $19.9 million of the previously deferred principal payments owed to EDC as of September 30, 2020.

In June 2020, the Company amended its RASPRO aircraft agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor resulting in no change to the related lease accounting.

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September 2020 we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount. As a result, we were granted an additional $2.7 million for a total grant of $95.2 million, which was received in October 2020. Of this amount, $83.8 million was utilized to offset payroll expenses in the year ended September 30, 2020 and the remainder was utilized in the first quarter of fiscal year 2021.

In February 2021, the Company was granted $48.7 million in financial assistance by the U.S. Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, the Company was notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the Company received an additional $7.3 million through PSP2 in April 2021 for a total grant of $56.0 million. PSP2 funding was required to be used exclusively for the continuation of payment of employee wages, salaries, and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury that it was eligible to receive funds under the third Payroll Support Program (“PSP3”), which was created under the American Recovery Plan Act of 2021 (“ARP”), enacted on March 11, 2021. PSP3 provides additional funding for passenger air carriers and contractors that received financial assistance under PSP2. The funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits. The Company was granted $52.2 million and received the first PSP3 installment of $26.1 million in April 2021 and the second installment of $26.1 million in May 2021. These payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021. Other conditions include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023.

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with the U.S Treasury under the CARES Act. The loan agreement provides for a secured term loan facility of up to $200.0 million (the “Treasury Loan”). On October 30, 2020, the Company borrowed $43.0 million under the Treasury Loan and on November 13, 2020, the Company borrowed an additional $152.0 million. No additional sums are available for borrowing under the Treasury Loan. The obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, and tooling (collectively, the “Collateral”). All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025 (the “Maturity Date”) and all accrued interest is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the Maturity Date. For the first 12 months, interest was paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on an interest payment date. The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time. Amounts prepaid may not be reborrowed. Mandatory prepayments of amounts outstanding under the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Treasury Loan.

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

The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company deferred approximately $5.5 million of such taxes, with 50% of the deferred amount to be repaid on December 31, 2021 and the remaining 50% to be repaid on December 31, 2022.

These aforementioned forms of relief provided by the CARES Act and other legislation, combined with cost saving initiatives implemented by the Company during the prior fiscal year, provided liquidity during the current and prior year periods.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, and cash flows from operations. As of September 30, 2021, we had $120.5 million in unrestricted liquidity. Though our financial and operating results reflect the recovery in air travel demand during the second half of our 2021 fiscal year, we continue to monitor the longer-term impact of the pandemic, including its adverse effect on customer demand for air travel, the general economy, and our major partners. Should the effects of COVID-19, variants thereof or a similar pandemic continue long-term, our capital requirements and sources of capital may be adversely impaired. See “Part II, Item 1A, Risk Factors” for additional discussion.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft and engine pre-delivery payments, maintenance, aircraft rent and debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand.

As discussed above, we entered into the Treasury Loan on October 30, 2020 pursuant to which we borrowed an aggregate of $195.0 million.

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

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, existing credit facilities, financing arrangements, and government assistance, will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engines for the year ended September 30, 2021 were approximately 0.4% of annual revenues. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $120.5 million. In addition, we had restricted cash of $3.4 million as of September 30, 2021. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2021, we also had $665.8 million in secured indebtedness incurred primarily in connection with our financing of aircraft. Our primary uses of liquidity are capital expenditures, operating lease payments, and debt repayments. As of September 30, 2021, we had $109.4 million of short-term debt, excluding finance leases, and $556.4 million of long-term debt excluding finance leases.

Sources of cash for our fiscal year ended September 30, 2021 were primarily cash flows from operations of $132.9 million. The positive cash flow from operations was driven by receipts from performance under our capacity purchase agreements and flight services agreement and receipt of funds under the Payroll Support Program and related extensions, partially offset by operating expenses including payroll and related costs, aircraft maintenance, rent, interest, and general and administrative costs.

Debt and Other Obligations

As of September 30, 2021, we had $824.5 million of long-term debt (including principal and projected interest obligations) and finance and operating lease obligations (including current maturities). This amount consists of $548.5 million in notes payable principal payments related to owned aircraft used in continuing operations, $94.3 million in notes payable principal payments related to spare engines and engine kits, $4.6 million in finance lease obligations, $22.9 million in principal outstanding under our working capital line of credit, and an aggregate of $84.2 million in projected interest costs through our fiscal 2028. As of September 30, 2021, we also had $70.0 million of operating lease obligations through fiscal 2026 primarily related to aircraft flown under our capacity purchase agreements, as well as office and hangar space, and other facilities.

As of September 30, 2021, we had variable rate debt representing 73.7% of our total long-term debt.  Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term lease obligations primarily relating to our aircraft fleet, as well as leases of office and hangar space. As of September 30, 2021, we had 17 aircraft on lease (excluding aircraft leased from United) with remaining lease terms of up to 2.5 years. Future minimum lease payments due under all long-term operating leases were approximately $70.0 million as of September 30, 2021.

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

RASPRO Lease Facility. On September 23, 2005, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. On each of March 10, 2014, June 5, 2014, and December 8, 2017, the RASPRO Lease Facility was amended to defer certain payments of basic rent (the "Deferred Amounts"). Until the principal of and accrued interest on the Deferred Amounts are paid in full: (i) we and Mesa Airlines are prohibited from paying any dividends to holders of our common stock, (ii) we are prohibited from repurchasing any of our warrants or other equity interests, (iii) Mesa Airlines must maintain a minimum of $35.0 million of cash, cash equivalents and availability under lines of credit, (iv) Mesa Airlines must provide RASPRO with periodic monthly, quarterly and annual reports containing certain financial information and forecasted engine repair costs and (v) we must maintain a minimum debt-to-assets ratio.

In June 2020, the Company amended its RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment. As of September 30, 2021, we were in compliance with the covenants in the RASPRO Lease Facility.

Finance Leases

On February 7, 2018, Mesa Airlines, as lessee, entered into two agreements for the lease of two spare aircraft engines (the "Engine Leases"). Basic rent on the engines is paid monthly and at the end of the lease term. At the end of the lease term, Mesa Airlines will have the option to purchase the engines for $0.9 million. The Engine Leases are reflected as finance lease obligations of $4.6 million on our consolidated balance sheet as of September 30, 2021. The Engine Leases set forth specific redelivery requirements and conditions, but do not contain operational or financial covenants.

Working Capital Line of Credit

In August 2016, we, as guarantor, our wholly owned subsidiaries, Mesa Airlines and MAG-AIM, as borrowers, CIT, as administrative agent, and the lenders party thereto (the “CIT Lenders”), entered into the CIT Revolving Credit Facility, pursuant to which the CIT Lenders committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million. The borrowers' and guarantor's obligations under the CIT Revolving Credit Facility are secured primarily by a first priority lien on certain engines, spare parts, and related collateral, including engine warranties and proceeds of the foregoing. The CIT Revolving Credit Facility contains affirmative, negative, and financial covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the CIT Revolving Credit Facility, restrict our ability and the ability of Mesa Airlines and MAG-AIM and their subsidiaries to: (i) enter into, create, incur, assume or suffer to exist any liens; (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; (iii) sell assets; (iv) enter into transactions with affiliates; (v) amend certain material agreements and organizational documents; (vi) make consolidated unfinanced capital expenditures; or (viii) maintain a consolidated interest and rental coverage ratio above the amount specified in the CIT Revolving Credit Facility. As of September 30, 2021, we were in compliance with the financial covenants under the CIT Revolving Credit Facility. The CIT Revolving Credit Facility also includes customary events of defaults, including but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults; (vi) change of control; and (vii) revocation of instructions with respect to certain controlled accounts.

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In June 2020, $23.0 million was drawn to cover operational needs. As of September 30, 2021, $22.9 million remained outstanding under the working capital draw loan.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar 2021. The Company has options to purchase an additional ten (10) similar engines beyond 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. As of September 30, 2021, the Company had completed the purchase of one engine.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Electric Aircraft Forward Purchase Commitments

As described in Note 7, in February 2021, the Company entered into a forward purchase contract with Archer Aviation, Inc. (“Archer”) for a number of electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”). The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 7, in July 2021, the Company entered into a forward purchase contract with Heart Aerospace Incorporated (“Heart”) for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

Maintenance Commitments

In August 2005, we entered into a ten-year agreement with AAR for the maintenance and repair of certain of our CRJ-200, CRJ-700, and CRJ-900 aircraft. The agreement has since been amended to include a term extending through 2025, and to provide certain E-175 aircraft rotable spare parts with a term through December 2027. Under the agreements, we pay AAR a monthly access fee per aircraft for certain consigned inventory as well as a fixed "cost per flight hour" fee on a monthly basis for repairs on certain repairable parts during the term of the agreement, which fees are subject to annual adjustment based on increases in the cost of labor and component parts.

In July 2013, we entered into an engine maintenance contract with GE to perform heavy maintenance on certain CRJ-700, CRJ-900, and E-175 engines based on a fixed pricing schedule. The pricing may escalate annually in accordance with GE's spare parts catalog for engines. The engine maintenance contract extends through 2024.

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

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Ascent, Embraer, Aviall, and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2021, $59.8 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. For all other fleets, we use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance wherein we recognize the expense when the maintenance work is completed, or over the repair period, if materially different, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours . Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify the costs or timing of future maintenance-related expenses for any significant period of time.

Restricted Cash

As of September 30, 2021, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to the agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2021, 2020, and 2019:

	Year Ended September 30,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$132,871	$174,662	$151,676
Net cash used in investing activities	(33,471)	(26,667)	(104,842)
Net cash used in financing activities	(78,374)	(117,655)	(81,467)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,026	$30,340	$(34,633)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501	107,134
Cash, cash equivalents and restricted cash at end of period	$123,867	$102,841	$72,501

Net Cash Flow Provided by Operating Activities

During our fiscal year ended September 30, 2021, we had cash flow provided by operating activities of $132.9 million. We had net income of $16.6 million adjusted for the following significant non-cash items: depreciation and amortization of $82.8 million, stock-based compensation expense of $3.1 million, deferred income taxes of $5.7 million, losses on investments in equity securities of $6.8 million, amortization of deferred credits of $(2.4) million, amortization of debt discount and issuance costs and accretion of interest of $11.4 million, gain on extinguishment of debt of $(1.0) million, and loss on lease termination of $4.5 million. We had net change of $4.8 million within other net operating assets and liabilities largely driven by accrued liabilities, accounts payable, deferred revenue, receivables, and operating leases during our fiscal year ended September 30, 2021.

During our fiscal year ended September 30, 2020, we had cash flow provided by operating activities of $174.7 million. We had net income of $27.5 million adjusted for the following significant non-cash items: depreciation and amortization of $82.3 million, stock-based compensation expense of $4.4 million, deferred income taxes of $9.2 million, amortization of deferred credits of $(3.7) million, and amortization of debt discount and issuance costs and accretion of interest of $4.2 million. We had net change of $50.4 million within other net operating assets and liabilities largely driven by increases in accrued liabilities and deferred revenue during our fiscal year ended September 30, 2020.

During our fiscal year ended September 30, 2019, we had cash flow provided by operating activities of $151.7 million. We had net income of $47.6 million adjusted for the following significant non-cash items: depreciation and amortization of $78.0 million, stock-based compensation expense of $5.5 million, deferred income taxes of $15.5 million, amortization of unfavorable lease liabilities and deferred credits of $(10.8) million, amortization of debt discount and issuance costs and accretion of interest of $4.2 million, loss on extinguishment of debt of $3.6 million, and loss on lease termination of $9.5 million. We had net change of $(2.1) million within other net operating assets and liabilities largely driven by expendable parts, accounts receivable, and accounts payable during our fiscal year ended September 30, 2019.

Net Cash Flows Used in Investing Activities

During our fiscal year ended September 30, 2021, our net cash flow used in investing activities was $33.5 million. We invested $3.5 million in spare engines, $1.6 million in aircraft, $9.9 million in inventory, $2.1 million in tools, vehicles, equipment and other miscellaneous projects, and $6.3 million in net payments on equipment and other deposits. Additionally, we invested a total of $10.0 million in equity securities.

During our fiscal year ended September 30, 2020, our net cash flow used in investing activities was $26.7 million. We invested $11.0 million in two spare engines and $3.8 million in aircraft improvements, $9.4 million in inventory, and $2.5 million in tools and miscellaneous projects.

During our fiscal year ended September 30, 2019, our net cash flow used in investing activities was $104.8 million. We invested $125.4 million in capital expenditures on ten aircraft and seven spare engines and aircraft improvements, offset by proceeds of $20.1 million from net sales of investment securities, and $0.4 million in net returns on equipment deposits.

Net Cash Flows Used in Financing Activities

During our fiscal year ended September 30, 2021, our net cash flow used in financing activities was $78.4 million. We received $195.0 million of proceeds from borrowings under the Treasury Loan. We made $271.0 million of principal repayments on long-term debt during the period. We incurred $1.3 million of costs related to debt financing and $1.5 million of costs related to the repurchase of shares of our common stock. We received $0.5 million in proceeds from the issuance of common stock under our ESPP.

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

During our fiscal year ended September 30, 2019, our net cash flow used in financing activities was $81.5 million. We received $171.7 million in proceeds from long-term debt primarily related to purchasing ten aircraft, and spare aircraft engine and aircraft engine kit financing.  We made $244.1 million of principal repayments on long-term debt during the period. We incurred $5.7 million of costs related to debt financing, $1.7 million of costs related to debt prepayments, and $1.9 million of costs related to the repurchase of shares of our common stock.

Critical Accounting Estimates

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

Leases

Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02" or “ASC 842”) which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases with terms of less than 12 months. From a lessee perspective, our leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. We determine if an arrangement is a lease at inception. Our operating lease activities are recorded in operating lease right-of-use (“ROU”) assets, current maturities of operating leases, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases, excluding current portion.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

In addition to the aircraft we lease from United under our United CPA and from DHL under our DHL FSA, approximately 10% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up, and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

From a lessor perspective, our capacity purchase agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation in the capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs of these aircraft. We account for the non-lease component of our capacity purchase agreements under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost-basis approach representing our estimate of the stand-alone selling prices.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 14 CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the lease agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The Company mitigates the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases have specified lease return condition requirements and the Company maintains inspection rights under the leases. As of September 30, 2021, the Company recognized $12.4 million of lease incentive assets, net of amortization, and $9.7 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under these agreements, the major partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes and other flight service expenditures defined in our agreements with our major partners. Additionally, for the E-175 aircraft owned by United, the capacity purchase agreement provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contracts also include a profit margin on certain reimbursable costs, as well as a profit margin, incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major partners.

Under the capacity purchase and flight services agreements, the Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both services occur over the term of the agreement and the performance of maintenance services significantly affects the utility of the in-flight services. The Company's individual flights flown under the capacity purchase and flight services agreements are deemed to be distinct and the flight service promised in the capacity purchase and flight services agreements represents a series of services that is accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

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

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $170.2 million, $208.9 million, and $219.0 million of lease revenue for the year ended September 30, 2021, 2020 and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided.

The Company's capacity purchase agreements and flight services agreement are renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions, as described in Note 1. The capacity purchase agreements and flight services agreement also contain terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The capacity purchase agreements and flight services agreement are amended from time to time to change, add, or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its capacity purchase agreements or flight services agreement, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with the Company's major partners. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled subject to the variable constraint guidance under ASC 606.

The Company's capacity purchase agreements and flight services agreement contain an option that allows its major partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. The Company's major partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its capacity purchase agreements or flight services agreement. In addition, the Company's major partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance. The deferred revenue balance as of September 30, 2021 of $34.5 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term).

Property and Equipment

The Company’s property and equipment, which primarily consists of aircraft and related flight equipment, had a net book value of $1,151.9 million as of September 30, 2021. The Company monitors for any indicators of impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Factors which could be indicators of impairment include, but are not limited to: (i) significant adverse changes in the extent or manner in which an asset is being used, including permanently removing a long-lived asset or assets from operations; (ii) significant changes in the estimated useful life of an asset; (iii) significant changes in estimated future cash flows or a history of operating or cash flow losses; (iv) permanent and significant declines in market prices of an asset; and (v) changes to the regulatory environment or business climate. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

We group assets at the capacity purchase agreement, flight services agreement, and fleet-type level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of our asset groups, we estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

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

In determining the amount of the valuation allowance, estimated future taxable income as well as feasible tax planning strategies for each taxing jurisdiction are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine we are more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

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

As of September 30, 2021, we had $496.2 million of variable rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have increased interest expense by approximately $2.5 million in our fiscal year ended September 30, 2021.

As of September 30, 2021, we had $177.1 million of fixed rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2021.

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

Fuel Price Risk. Unlike other airlines, our capacity purchase agreements and flight services agreement largely shelter us from volatility related to fuel prices, which are directly paid and supplied by our major partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

December 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Mesa Air Group, Inc. and subsidiaries (the "Company") for the year ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Phoenix, Arizona

December 16, 2019

We began serving as the Company's auditor in fiscal year 2000. In fiscal year 2020 we became the predecessor auditor.

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$120,517	$99,395
Restricted cash	3,350	3,446
Receivables, net	3,167	13,712
Expendable parts and supplies, net	24,467	22,971
Prepaid expenses and other current assets	6,885	16,067
Total current assets	158,386	155,591

Property and equipment, net	1,151,891	1,212,415
Intangible assets, net	6,792	8,032
Lease and equipment deposits	6,808	1,899
Operating lease right-of-use assets	93,100	123,251
Deferred heavy maintenance, net	3,499	—
Other assets	36,121	742
Total assets	$1,456,597	$1,501,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$111,710	$189,268
Current portion of deferred revenue	6,298	9,389
Current maturities of operating leases	32,652	43,932
Accounts payable	61,476	53,229
Accrued compensation	12,399	12,030
Other accrued expenses	33,657	45,478
Total current liabilities	258,192	353,326

Long-term debt and finance leases, excluding current portion	539,700	542,456
Noncurrent operating lease liabilities	33,991	62,531
Deferred credits	3,934	5,705
Deferred income taxes	69,940	64,275
Deferred revenue, net of current portion	28,202	14,369
Other noncurrent liabilities	34,591	1,409
Total noncurrent liabilities	710,358	690,745
Total liabilities	968,550	1,044,071
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,958,759 (2021) and 35,526,918 (2020) shares issued and outstanding, and 4,899,497 (2021) and 0 (2020) warrants issued and outstanding	256,372	242,772
Retained earnings	231,675	215,087
Total stockholders' equity	488,047	457,859
Total liabilities and stockholders' equity	$1,456,597	$1,501,930

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Operating revenues:
Contract revenue ($376,506 from related party (2019))	$434,518	$506,590	$682,834
Pass-through and other revenue ($7,257 from related party (2019))	69,073	38,480	40,523
Total operating revenues	503,591	545,070	723,357
Operating expenses:
Flight operations	162,137	169,242	210,879
Fuel	898	672	588
Maintenance	217,646	192,123	196,514
Aircraft rent	39,345	48,802	52,206
Aircraft and traffic servicing	2,638	3,356	3,972
General and administrative	49,855	52,246	50,527
Depreciation and amortization	82,847	82,296	77,994
Lease termination	4,508	—	9,540
Government grant recognition	(119,479)	(83,834)	—
Total operating expenses	440,395	464,903	602,220
Operating income	63,196	80,167	121,137
Other income (expense), net:
Interest expense	(34,730)	(44,120)	(55,717)
Interest income	365	105	1,501
Loss on extinguishment of debt	—	—	(3,616)
Loss on investments, net	(6,816)	—	—
Other income (expense), net	401	843	(19)
Total other expense, net	(40,780)	(43,172)	(57,851)
Income before taxes	22,416	36,995	63,286
Income tax expense	5,828	9,531	15,706
Net income and comprehensive income	$16,588	$27,464	$47,580
Net income per share
Basic	$0.46	$0.78	$1.37
Diluted	$0.43	$0.78	$1.36
Weighted-average common shares outstanding
Basic	35,713	35,237	34,764
Diluted	38,843	35,308	35,064

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2018	23,902,903	10,614,990	$234,683	$139,784	$374,467
Stock compensation expense	—	—	5,508	—	5,508
Stock issuance costs	—	—	185	—	185
Repurchased shares	(205,235)	—	(1,872)	—	(1,872)
Warrants converted to common stock	7,014,037	(7,014,037)	—	—	—
Restricted shares issued	701,582	—	—	—	—
Net income	—	—	—	47,580	47,580
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868
Adoption of ASU 2018-09, Stock compensation-
income taxes	—	—	—	259	259
Stock compensation expense	—	—	4,414	—	4,414
Repurchased shares	(142,439)	—	(586)	—	(586)
Warrants converted to common stock	3,600,953	(3,600,953)	—	—	—
Restricted shares issued	555,473	—	—	—	—
Employee share purchases	99,644	—	440	—	440
Net income	—	—	—	27,464	27,464
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859
Stock compensation expense	—	—	3,126	—	3,126
Repurchased shares	(155,174)	—	(1,486)	—	(1,486)
Issuance of warrants, net of issuance costs	—	4,899,497	11,489	—	11,489
Restricted shares issued	492,465	—	—	—	—
Employee share purchases	94,550	—	471	—	471
Net income	—	—	—	16,588	16,588
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$16,588	$27,464	$47,580
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	82,847	82,296	77,994
Stock compensation expense	3,126	4,414	5,508
Loss on investments, net	6,816	—	—
Deferred income taxes	5,665	9,234	15,503
Amortization of deferred credits	(2,357)	(3,742)	(5,121)
Unfavorable lease liabilities	—	—	(5,718)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	11,379	4,202	4,203
Loss (gain) on extinguishment of debt	(950)	—	3,616
Loss (gain) on disposal of assets	78	401	(5)
Provision for obsolete expendable parts and supplies	380	—	642
Loss on lease termination	4,508	—	9,540
Changes in assets and liabilities:
Receivables	10,545	9,368	(9,275)
Expendable parts and supplies	(1,865)	(1,529)	(6,310)
Prepaid expenses and other operating assets and liabilities	(56)	(1,368)	(713)
Accounts payable	7,861	3,418	12,119
Deferred heavy maintenance, net	(3,857)	—	—
Deferred revenue	10,742	23,758	—
Accrued expenses and other liabilities	(8,911)	20,801	2,113
Change in operating lease right-of-use assets and liabilities	(9,668)	(4,055)	—
Net cash provided by operating activities	132,871	174,662	151,676
Cash flows from investing activities:
Capital expenditures	(17,149)	(26,667)	(125,350)
Investments in equity securities	(10,000)	—	—
Purchases of short-term investment securities	—	—	(14,884)
Sales of short-term investment securities	—	—	34,961
Net returns (payments) on equipment & other deposits	(6,322)	—	431
Net cash used in investing activities	(33,471)	(26,667)	(104,842)
Cash flows from financing activities:
Proceeds from long-term debt	195,000	23,000	171,658
Principal payments on long-term debt and finance leases	(271,033)	(138,289)	(244,087)
Payments of debt and warrant issuance costs	(1,326)	(1,780)	(5,680)
Debt prepayment costs	—	—	(1,672)
Proceeds from issuance of common stock under ESPP	471	—	—
Stock issuance costs	—	—	185
Repurchase of stock	(1,486)	(586)	(1,871)
Net cash used in financing activities	(78,374)	(117,655)	(81,467)
Net change in cash, cash equivalents and restricted cash	21,026	30,340	(34,633)
Cash, cash equivalents and restricted cash at beginning of period	102,841	72,501	107,134
Cash, cash equivalents and restricted cash at end of period	$123,867	$102,841	$72,501
Supplemental cash flow information
Cash paid for interest	$32,767	$41,501	$53,503
Cash paid for income taxes, net	$404	$398	$419
Operating lease payments in operating cash flows	$47,612	$44,173	$—
Supplemental disclosure of non-cash transactions
Right-of-use assets obtained in exchange for lease liabilities	$4,309	$145,054	$—
Accrued capital expenditures	$439	$61	$179
Warrants received for entering into agreements with Archer Aviation Inc. ("Archer")	$21,964	$—	$—
Debt issuance cost related to loan agreement with U.S. Department of the Treasury	$(1,887)	$—	$—

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

The Company

Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary operates as a regional air carrier, providing scheduled passenger service and cargo flight service. As of September 30, 2021, the Company served 129 cities in 39 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport, and operated under the Company’s Capacity Purchase Agreements, Flight Services Agreement or as operational spares, a fleet of 153 aircraft with approximately 507 daily departures. As of September 30, 2021, Company also leased 14 aircraft to a third party.

The Company's operations are conducted by its regional airline subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), providing passenger flight services to major air carriers under capacity purchase agreements and cargo flight services under a flight services agreement. Mesa Airlines operates as American Eagle under a capacity purchase agreement with American Airlines, Inc. ("American"), as United Express under a capacity purchase agreement with United Airlines, Inc. ("United"), and as DHL Express under a flight services agreement with DHL Network Operations (USA), Inc. (“DHL”). All of the Company's consolidated contract revenues for the fiscal years ended September 30, 2021, 2020 and 2019 were derived from operations associated with these two capacity purchase agreements, flight services agreement, and leases of aircraft to a third party.

The financial arrangements between the Company and its major partners involve a revenue-guarantee arrangement (i.e. a "capacity purchase agreement") whereby the major partner pays a monthly guaranteed amount for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations and certain landing fees. Under the terms of these capacity purchase agreements, the major partner controls route selection, pricing, and seat inventories, thereby reducing the Company's exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

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

As part of the IPO, stock appreciation rights ("SARs") previously issued under the Mesa Air Group, Inc. Amended and Restated Stock Appreciation Rights Plan (the "SAR Plan"), which settled only in cash, were cancelled and exchanged for an aggregate of 1,266,034 shares of restricted common stock under the Company's 2018 Equity Incentive Plan (the "2018 Plan") (see Note 13: "Share-Based Compensation"), of which 966,022 were fully vested upon issuance and are included in the number of shares of common stock outstanding after the IPO. Of the 966,022 fully vested shares, 314,198 shares were retained by the Company to satisfy tax withholding obligations, resulting in a net issuance of 651,824 shares. Additionally, 983,113 shares of restricted common stock were issued to certain of its employees and directors under its 2018 Plan in exchange for the cancellation of 491,915 shares of existing unvested restricted phantom stock units and 491,198 shares of restricted stock under the 2011 and 2017 Plans, respectively.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world significantly reduced demand for air travel beginning in our fiscal year 2020. This reduction in demand had an unprecedented and materially adverse impact on our revenues and financial position in the prior year that continued into fiscal year 2021. The Company has seen increased demand for air travel in fiscal year 2021 resulting from lessening of travel and gathering restrictions in the United States, particularly in the second half of our fiscal year; however as the duration of the impact of the pandemic remains uncertain, the pandemic has continued to negatively impact demand for air travel. Since a portion of the consideration we receive under our capacity purchase agreements is fixed, the impact to Mesa from the COVID-19 pandemic was partially mitigated. In addition, we have limited exposure to fluctuations in passenger traffic, ticket, and fuel prices under the terms of our capacity purchase agreements with American and United. While our fixed contract consideration remained mostly unchanged, the variable revenue based on number of block hours was significantly reduced beginning in the last few weeks in March and during the remainder of fiscal year 2020, as well as the first half of fiscal year 2021. The funds the Company received under the Payroll Support Program (and related extensions) and its Loan and Guarantee Agreement with the U.S. Treasury, coupled with the Company’s diligent cost saving measures, helped to partially offset the negative impacts of COVID-19 on the Company’s business. Additionally, the Company introduced cost saving initiatives in the prior period which contributed to current period liquidity as the demand for air travel increased during fiscal 2021. As described in Note 3: “Contract Revenue and Pass-through and Other Revenue”, a portion of the Company’s reduced labor costs resulting from government assistance was passed on to our major partners in the form of temporary rate reductions during the 2021 fiscal year.

Balance Sheet, Cash Flow and Liquidity. As of September 30, 2021, our cash and cash equivalents totaled $120.5 million. Beginning in the prior year, we took the following actions to increase liquidity and strengthen our financial position:

▪	Drew $23.0 million from our previously undrawn revolving credit facility with CIT Bank, N.A.

▪

In April 2020, we were granted $92.5 million in emergency relief through the Payroll Support Program of the CARES Act, which was received as of September 30, 2020. In September 2020, we were notified that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 2% increase in their award amount. As a result, we were granted an additional $2.7 million for a total grant of $95.2 million, which was received in October 2020. We utilized $83.8 million of these proceeds to offset payroll expenses in the year ended September 30, 2020 and the remaining $11.4 million was utilized in Q1 2021. During fiscal year 2021, we received aggregate proceeds of $56.0 million and $52.2 million under Payroll Support Program Extensions PSP2 and PSP3, respectively, all of which was utilized and recognized as an offset to payroll expenses in the current fiscal year.

▪

The CARES Act also provided for up to $25 billion in secured loans to the airline industry. In October 2020, the Company entered into a five-year Loan and Guarantee Agreement (the “Treasury Loan”) with the U.S. Department of the Treasury which provided the Company with a secured loan facility to borrow up to $200.0 million under the CARES Act. On October 30,

2020, the Company borrowed $43.0 million under the Treasury Loan and on November 13, 2020, the Company borrowed an additional $152.0 million for a total of $195.0 million. No further borrowings are available under the Treasury Loan. All borrowings under the Treasury Loan bear interest at an annual rate based on Adjusted LIBO (as defined in the Loan Agreement) plus 3.5%. Accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the maturity date. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. As described in Note 9, the Treasury Loan is subject to certain financial and other covenants.

American Capacity Purchase Agreement

As of September 30, 2021, the Company operated 40 CRJ-900 aircraft for American under a capacity purchase agreement (the “American CPA”). In exchange for providing flight services under our American CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

On November 19, 2020, we entered into an Amended and Restated American Capacity Purchase Agreement (the “Amended and Restated American CPA” or the “American CPA”) which was effective as of January 1, 2021 and amended and restated the Code Share and Revenue Sharing Agreement dated as of March 20, 2001 (as amended, supplemented and modified, the “Existing CPA”), between Mesa Airlines and American. The Amended and Restated American CPA included the following amendments to the Existing CPA:

▪	Extended the American CPA for a five-year term, commencing January 1, 2021 to December 31, 2025;

▪	Reduced the number of aircraft operated under the agreement to 40 CRJ-900 aircraft; and

▪

Provided American the option in its sole discretion to withdraw up to: (a) 10 aircraft during calendar year 2021, (b) 5 aircraft during each of calendar years 2022 and 2023, and (c) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the last 20 aircraft.

During fiscal year 2021, we entered into amendments to the Amended and Restated American CPA. The amendments reflect the following:

▪

The addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) 3 aircraft, from January 5, 2021 to March 3, 2021, (ii) increasing to a total of 5 aircraft, from March 4, 2021 to May 5, 2021, (iii) decreasing to a total of 3 aircraft, from May 6, 2021 to June 2, 2021, and (iv) increasing to a total of 5 aircraft, from June 3, 2021 to August 17, 2021.

▪	A temporary reduction in certain rates for the period December 2020 through September 2021.
▪

The waiver of the operational performance metrics for the month of August 2021, and extension of the deadline for completing certain cabin interior and refurbishment requirements as defined in the American CPA to December 31, 2021.

▪	Increases to incentive and penalty compensation under the American CPA, effective beginning in October 2021.

Our American CPA is subject to termination prior to its expiration, subject to our right to cure, in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy, or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;
▪	Failure by us or American to perform the covenants, conditions, or provisions of our American CPA, subject to 15 days' notice and cure rights;
▪

If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft, American may terminate the agreement;

▪	If our controllable flight completion factor (“CCF”) or controllable on time departures (“CD0”) fall below certain levels for a specified period of time, subject to our right to cure;
▪

Upon the occurrence of a force majeure event (as defined in the American CPA) that lasts for a specified period of consecutive days and affects our ability to operate scheduled flights, including a future epidemic or pandemic;

▪	If a labor dispute affects our ability to operate over a specified number of days or we operate in violation of any existing American collective bargaining agreement; or
▪	Upon a change in our ownership or control without the written approval of American.

Our American CPA is also subject to withdrawal rights, in addition to the withdrawal rights discussed above, providing American with the right and option to withdraw one aircraft upon each occurrence of the following:

▪	If our CCF falls below certain levels for a specified period of time;
▪	If our CD0 falls below certain levels for a specified period of time; or
▪	Failure to meet certain cabin interior and refurbishment requirements as defined in the American CPA.

American had a 0.0%, 0.0% and 7.1% ownership interest in the Company, calculated on a fully diluted basis as of September 30, 2021, 2020 and 2019, respectively. The related party amounts presented on the consolidated statements of operations and comprehensive income pertain to American as of and for the year ended September 30, 2019.

United Capacity Purchase Agreement

As of September 30, 2021, we operated 20 E-175LL and 60 E-175 aircraft for United under our United Capacity Purchase Agreement (the “United CPA”). In exchange for providing flight services under our United CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 and all of the E-175LL aircraft and leases them to us at nominal amounts. United reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs"), and component maintenance for the aircraft owned by United.

On November 26, 2019, we amended and restated our United CPA to, among other things, incorporate the terms of the 14 prior amendments to the CPA and to extend the term thereof through the addition of twenty (20) new Embraer E-175LL aircraft to the scope of the CPA. These new aircraft were to be financed and owned by us and operated for a period of twelve (12) years from the in-service date. Deliveries of the new E-175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E-175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021. Deliveries of all twenty of the E-175LL aircraft took place during our fiscal year 2021.

In addition to adding the 20 new E-175LL aircraft to the United CPA, we extended the term of our 42 E-175 aircraft leased from United for an additional five (5) years, which now expire between 2024 and 2028. The Company also owns 18 E-175 aircraft that expire in 2028. As part of the amended and restated United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of September 30, 2021, had entered into agreements to lease 14 of the 20 CRJ-700 aircraft.

On November 4, 2020, we amended and restated our United CPA to, among other things, amend the ownership by United, in lieu of Mesa, of the 20 E-175LL aircraft. The new aircraft are financed by United and leased to the Company at nominal amounts to operate for a period of twelve (12) years from the aircraft acceptance and in-service date, expiring between November 2032 and June 2033. We agreed to adjusted rates to account for the change in ownership of the E-175LL aircraft, relief from certain provisions related to minimum utilization until December 31, 2021, and an additional right of United to remove one or more E-175LL aircraft in the event that Mesa fails to meet certain financial covenants. We also agreed to a one-time provision for United to prepay $81.5 million under the United CPA for future performance by Mesa (the “Prepayment”) and the application of certain discounts to certain payment obligations of United under the United CPA. Weekly payments under the United CPA were discounted following the Prepayment, with $65.1 million of the Prepayment earned during our first and second quarters of fiscal 2021 and the remaining $16.4 million repaid to United during the second quarter of fiscal 2021. The terms of the Prepayment also included affirmative and negative covenants and events of default customary for transactions of this type. Proceeds from the Prepayment were used to retire debt on certain airframes and engines that serve as collateral under the term loan facility provided to Mesa Airlines by the U.S. Treasury.

In September 2021, we amended our United CPA to, among other things, adjust certain rates to account for the change in ownership of the E-175LL aircraft, and provide for temporary reduced rates during periods in which the Company receives government assistance.

Our United CPA is subject to termination rights prior to its expiration, including:

▪	By United if certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪	By United if we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to thirty (30) days' notice and cure rights;
▪	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the agreement;
▪	By United if we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier;
▪

United, subject to certain conditions, including the payment of certain costs tied to aircraft type, may terminate the agreement in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more;

▪

If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us; and

▪

Commencing five (5) years after the actual in-service date, United has the right to remove the E-175 aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

DHL Flight Services Agreement

On December 20, 2019, the Company entered into a Flight Services Agreement (“FSA”) with DHL. Under the terms of this agreement, Mesa operates two Boeing 737-400F aircraft to provide cargo air transportation services to DHL. In exchange for providing such services, the Company receives a fee per block hour with a minimum block hour guarantee. The Company is eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including LLPs, landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by the Company.

The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL FSA is subject to following termination rights prior to its expiration:

▪	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 day’s written notice.

▪	Failure to comply with performance standards for three consecutive measurement periods.

▪	DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and the Company does not provide alternate services.
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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our capacity purchase agreements and flight services agreement.

While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. He bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

All of our operating revenue in our 2021, 2020 and 2019 fiscal years was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party. It is currently impractical to provide certain information on our revenue from our customers for each of our services and geographic information on our revenues and long-lived assets.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.4 million and $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2021 and 2020, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at cost, less an allowance for obsolescence. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance was $3.2 million and $2.8 million as of September 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost, net of manufacturer incentives, and depreciated over their estimated useful lives to their estimated salvage values, which are 20% for aircraft and rotable spare parts, using the straight-line method.

Estimated useful lives of the various classifications of property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Buildings	30 years
Aircraft	25 years from the manufacture date
Flight equipment	7-20 years
Equipment	5-9 years
Furniture and fixtures	3-5 years
Vehicles	5 years
Rotable spare parts	Life of the aircraft or term of the lease, whichever is less
Leasehold improvements	Life of the aircraft or term of the lease, whichever is less

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized no impairment charges on property and equipment or other long-lived assets for the years ended September 30, 2021 and 2020.

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

Accounting standards include disclosure requirements relating to the fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, requiring an entity to develop its own assumptions.

Debt Financing Costs

Debt financing costs consist of payments made to issue debt related to the purchase of aircraft, flight equipment, and certain flight equipment maintenance costs. The Company defers the costs and amortizes them to interest expense over the term of the debt agreement. Debt financing costs related to a recognized debt liability are presented as a direct deduction from the carrying amount of the related long-term debt on the consolidated balance sheet. Debt financing costs with no related recognized debt liability are presented as assets, with the current portion included in prepaid expenses and other current assets and the noncurrent portion included in other assets on the consolidated balance sheet.

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

Intangible Assets

Customer relationships are amortized over their estimated life useful lives. In accordance with ASC 360, Property, Plant, and Equipment, an intangible asset with a finite life that is being amortized is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

Other Assets

Other noncurrent assets primarily consist of the non-current portion of lease incentives related to our aircraft which Mesa leases to third parties and investments in equity securities.

Lease incentives represent amounts paid or payable by Mesa to the lessee and are amortized as a reduction of lease revenue over the term of the lease. The current portion of the lease incentive assets is included in prepaid expenses and other current assets, and the non-current portion is included in other assets on the consolidated balance sheet.

Investments in equity securities with readily determinable fair values are adjusted to reflect the market value of the investments each reporting period, with corresponding gains and losses reflected in the statement of operations. Investments in equity securities without readily determinable values are measured at cost less impairment, if any, and are adjusted when there are observable prices of similar or identical investments from the same issuer.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carryforwards. The Company periodically reviews these assets to determine the likelihood of realization. To the extent the Company believes some portion of the benefit may not be realizable based on the available sources of income, an estimate of the unrealized position is made, and a valuation allowance is recorded. The Company and its consolidated subsidiaries file a consolidated federal income tax return.

Other Noncurrent Liabilities

Other noncurrent liabilities primarily consist of the non-current portion of lease incentive obligations and deposits related to the aircraft which Mesa leases to third parties and vendor credit liabilities for future purchases of electric aircraft.

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under these agreements, the Company’s major partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of departures and block hours or flight hours flown. The agreements also include reimbursement of certain direct costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, United reimburses the Company for heavy airframe and engine maintenance, landing gear maintenance, APU maintenance, and component maintenance. The Company also receives compensation under its agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contracts also include a profit margin on certain reimbursable costs, as well as incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreements. At the end of each period during the term of an agreement, the Company calculates the incentives or penalties achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance in accordance ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major partners. See Note 3: “Contract Revenue and Pass-through and Other Revenue” for further information.

The Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both the services occur over the term of the agreement and the performance of maintenance services significantly effects the utility of the in-flight services. The Company's individual flights flown under the capacity purchase agreements and flight services agreement are deemed to be distinct and the flight service promised in the agreements represents a series of services that should be accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

In allocating the transaction price, variable payments (i.e. billings based on departures and block hours or flight hours flown, pass-through costs, etc.) that relate specifically to the Company's efforts in performing flight services are recognized in the period in which the individual flight is completed. The Company has concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in ASC 606. This results in a pattern of revenue recognition that follows the variable amounts billed from the Company to its customers.

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

The Company recognized $170.2 million, $208.9 million and $219.0 million of lease revenue for the year ended September 30, 2021, 2020, and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

The Company's capacity purchase agreements and flight services agreement are renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, or withdraw aircraft under their respective agreements, subject to certain conditions as described in Note 1. The agreements also contain terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The agreements are amended from time to time to change, add, or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its agreements with its major partners, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with the Company's major partners. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled to that is subject to the variable constraint guidance within ASC 606.

The Company's agreements contain an option that allows its major partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. All of the Company's major partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its capacity purchase agreements or flight services agreement. In addition, the Company's major partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded as revenue or operating expense for these items.

Contract Liabilities

Contract liabilities consist of deferred credits representing upfront payments received from major partners related to aircraft modifications associated with capacity purchase agreements and pilot training. The deferred credits are recognized over time depicting the pattern of transfer of the related services over the term of the capacity purchase agreements.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets, respectively. The Company's total current and non-current deferred credit balances at September 30, 2021, September 30, 2020, and September 30, 2019 were $4.8 million, $8.5 million, and $12.1 million, respectively. The Company recognized $2.4 million, $3.7 million and $5.1 million of the deferred credits within contract revenue in the consolidated statements of operations during the year ended September 30, 2021, 2020, and 2019, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration, and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balances at September 30, 2021, September 30, 2020, and September 30, 2019 were $0.0 million, $2.0 million and $3.9 million, respectively. Contract cost amortization was $2.0 million, $1.9 million and $2.4 million for the year ended September 30, 2021, 2020, and 2019, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.4 million, $0.0 million, and $0.0 million for the fiscal year ended September 30, 2021, 2020, and 2019, respectively. At September 30, 2021 and September 30, 2020, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of $3.5 million and $0.0 million, respectively. The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred.

Under the Company's aircraft operating lease agreements and FAA operating regulations, it is obligated to perform all required maintenance activities on its fleet, including component repairs, scheduled airframe checks and major engine restoration events. The Company estimates the timing of the next major maintenance event based on assumptions including estimated usage, FAA-mandated maintenance intervals, and average removal times as recommended by the manufacturer. The timing and the cost of maintenance are based on estimates, which can be impacted by changes in utilization of its aircraft, changes in government regulations and suggested manufacturer maintenance intervals. Major maintenance events consist of overhauls to major components.

Engine overhaul expense totaled $31.4 million, $40.5 million and $30.0 million for the years ended September 30, 2021, 2020 and 2019, respectively, of which $16.8 million, $7.0 million, and $6.0 million, respectively, was pass-through expense. Airframe check expense totaled $51.1 million, $23.5 million and $17.2 million for the years ended September 30, 2021, 2020, and 2019, respectively, of which $20.5 million, $7.2 million, and $0.4 million, respectively, was pass-through expense.

Pursuant to the United CPA, United reimburses the Company for heavy maintenance on certain E-175 aircraft. Those reimbursements are included in pass-through and other revenue. See Note 1: "Organization and Operations" for further information.

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are reflected in property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases, excluding current portion in the consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term, while finance leases result in a front-loaded expense pattern.

As a lessee, we have elected a short-term lease practical expedient on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to leases with terms of 12 months or less.

Our capacity purchase agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation under our capacity purchase agreements are designed to reimburse the Company, as lessor, for certain aircraft ownership costs of these aircraft. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than nominal leases with our major partners, approximately 10% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

In March 2021, the Company purchased a leased CRJ-900 aircraft prior to the expiration of the lease term resulting in the lease termination expenses of $4.5 million. Termination expenses primarily related to maintenance deposits on the aircraft that were no longer recoverable from the lessor upon termination of the lease.

Government Grant

In February 2021, the Company was granted $48.7 million in financial assistance by the U.S. Department of the Treasury under the Payroll Support Program Extension (“PSP2”) under the Consolidated Appropriations Act of 2021. In March 2021, the Company was notified that, based on funding availability, recipients that were currently in compliance with executed PSP agreements would receive an additional award amount. As a result, the Company received an additional $7.3 million through PSP2 in April 2021 for a total grant of $56.0 million. PSP2 funding was required to be used exclusively for the continuation of payment of employee wages, salaries, and benefits and was conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

On April 15, 2021, the Company was notified by the U.S. Department of the Treasury that it was eligible to receive funds under the third Payroll Support Program (“PSP3”), which was created under the American Recovery Plan Act of 2021 (“ARP”), enacted on March 11, 2021. PSP3 provided additional funding for passenger air carriers and contractors that received financial assistance under PSP2. The funding must be used exclusively for the continuation of payment of employee wages, salaries, and benefits. The Company was granted $52.2 million and received the first PSP3 installment of $26.1 million in April 2021 and the second installment of $26.1 million in May 2021. These payments were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021. Other conditions include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023.

For the years ended September 30, 2021 and 2020, the Company recognized $119.5 million and $83.8 million, respectively, for the payroll support government funds reflected within government grant recognition on the Company’s consolidated statement of operations. As of September 30, 2021 and 2020, there were $0 and $11.4 million, respectively, of deferred PSP funds representing payments received to offset future payroll costs reflected within other accrued liabilities in the consolidated balance sheets.
3.	Contract Revenue and Pass-through and Other Revenue

The Company recognizes contract revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under the capacity purchase agreements and flight services agreement, our major partners generally pay for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion, on-time performance, and other operating metrics. The Company’s performance obligation is met when each flight is completed, and revenue is recognized and reflected in contract revenue.

The Company’s contract revenue also includes temporary rate reductions during fiscal year 2021 under our capacity purchase agreements. The basis for the reductions is temporary improvements in our cost structure being passed on to our major partners, primarily from lower labor costs due to the grants received under the Payroll Support Program and its extensions through the period ended September 30, 2021.

The Company recognizes pass-through revenue when the service is provided under its capacity purchase agreements and flight services agreement. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased at nominal rates. The Company’s performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance, including amounts that are refundable. The Company deferred $10.7 million and $23.8 million of revenue during the years ended September 30, 2021 and September 30, 2020, respectively, which was billed to and paid by our major partners. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of September 30, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending
September 30,	Total Revenue
2022	$6,298
2023	10,210
2024	9,997
2025	4,974
2026	1,758
Thereafter	1,263
Total	$34,500

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

The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations. The Company recognized $170.2 million, $208.9 million, and $219.0 million of lease revenue for the years ended September 30, 2021, 2020, and 2019, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations because the use of the aircraft is not a separate activity from the total service provided under our capacity purchase agreements.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 14 CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The Company mitigates the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases have specified lease return condition requirements and the Company maintains inspection rights under the leases. As of September 30, 2021, the Company recognized $12.4 million of lease incentive assets, net of amortization, and $9.7 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $9.5 million for the year ended September 30, 2021. Amounts deferred for supplemental rent payments totaled $0.8 million as of September 30, 2021. The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of September 30, 2021 (in thousands):

Periods Ending September 30,	Total Payments
2022	$15,288
2023	15,288
2024	15,288
2025	15,288
2026	15,288
Thereafter	54,467
Total	$130,907

4.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU introduced a new accounting model known as Credit Expected Credit Losses (“CECL”). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables. There are other provisions within the standard affecting how impairments of other financial assets may be recorded and presented, as well as expanded disclosures. Our adoption of this guidance on a modified retrospective basis on October 1, 2020 did not have a material impact as credit losses have not been, and are not expected to be, significant based on historical collection trends, the financial condition of our major partners and external market factors.

In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on October 1, 2020. Amounts capitalized are immaterial.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by eliminating certain exceptions allowable under the existing guidance related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and interim periods within those fiscal periods. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
5.	Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions. As of September 30, 2021, the Company had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. At September 30, 2021, the Company had capacity purchase agreements with American and United and a flight services agreement with DHL. Substantially all of the Company's consolidated revenue for the years ended September 30, 2021, 2020 and 2019 and accounts receivable at the end of September 30, 2021 and 2020 was derived from these agreements. In certain cases, the terms of these agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under these agreements are subject to the Company's interpretation of the applicable agreement and are subject to audit by the Company's major partners. Periodically, the Company's major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, the Company reviews amounts due based on historical collection trends, the financial condition of major partners and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was $0.3 million and $0.8 million at September 30, 2021 and 2020, respectively. If the Company's ability to collect these receivables and the financial viability of our major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 45%, 52% and 53% of the Company's total revenue for the years ended September 30, 2021, 2020 and 2019, respectively. United accounted for approximately 52%, 48% and 47% of the Company's total revenue for the years ended September 30, 2021, 2020 and 2019, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

6.	Intangible Assets

The Company monitors for any indicators of impairment of intangible assets. When certain conditions or changes in the economic situation exist, the assets may be impaired if the carrying amount of the assets is not recoverable and that carrying amount exceeds the asset’s fair value.

Information about the intangible assets of the Company at September 30, 2021 and 2020, is as follows (in thousands):

	September 30,	September 30,
	2021	2020
Customer relationship	$43,800	$43,800
Accumulated amortization	(37,008)	(35,768)
Net carrying value	$6,792	$8,032

Total amortization expense recognized was approximately $1.2 million, $1.5 million and $1.8 million for the fiscal years ended September 30, 2021, 2020 and 2019. The Company’s intangible assets have a remaining amortization period of 14 years. The Company expects to record amortization expense of $1.0 million, $0.9 million, $0.8 million, $0.7 million and $0.6 million for fiscal years 2022, 2023, 2024, 2025, and 2026, respectively, and $2.8 million of amortization expense thereafter.

7.	Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheet as of September 30, 2021 and 2020, consisted of the following (in thousands):

	September 30,	September 30,
	2021	2020
Expendable parts and supplies, net:
Expendable parts and supplies	$29,297	$27,431
Less: obsolescence and other	(4,830)	(4,460)
	$24,467	$22,971
Prepaid expenses and other current assets:
Deferred offering and reimbursed costs	$—	$1,261
Prepaid aviation insurance	2,171	2,396
Other	4,714	12,410
	$6,885	$16,067
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,611,544	$1,596,174
Other equipment	4,934	5,147
Leasehold improvements	2,776	2,763
Vehicles	1,184	1,032
Building	699	699
Furniture and fixtures	300	302
Total property and equipment	1,621,437	1,606,117
Less: accumulated depreciation	(469,546)	(393,702)
	$1,151,891	$1,212,415
Other assets:
Investments in equity securities	$25,149	$—
Lease incentives	10,957	—
Other	15	742
	$36,121	$742
Other accrued expenses:
Accrued property taxes	$8,783	$11,354
Accrued interest	2,565	3,268
Accrued vacation	5,936	5,975
Deferred PSP payments	—	11,311
Other	16,373	13,570
	$33,657	$45,478
Other noncurrent liabilities:
Warrant liabilities	$21,964	$—
Lease incentive obligations	6,358	—
Other	6,269	1,409
	$34,591	$1,409

The Company monitors for any indicators of impairment of the long-lived fixed assets. When certain conditions or changes in the economic situation exist, the assets may be impaired and the carrying amount of the assets exceed its fair value. The assets are then tested for recoverability of carrying amount. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value.

We group assets at the capacity purchase agreement, flight services agreement, and fleet-type level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of the asset groups, we estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors.

The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of September 30, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Property and Equipment, Net

Depreciation expense on property and equipment totaled $81.2 million, $80.8 million and $76.2 million for the years ended September 30, 2021, 2020, and 2019, respectively.

Other Assets

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained equity warrant assets giving us the right to acquire a number shares of common stock in Archer Aviation, Inc. (“Archer”), which at the time of our initial investment was a private, venture-backed company. As the initial investment in Archer did not have a readily determinable fair value, we accounted for this investment using the measurement alternative under ASC 321 and measured the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. In September 2021, the merger between Archer and a special purpose acquisition company (“SPAC”) was completed, resulting in a readily determinable fair value of our investments in Archer. Accordingly, gains and losses associated with changes in the fair value of our investments in Archer are measured in earnings, in accordance with ASC 321.

The initial grant date value of the warrants, $16.4 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement.

In connection with closing of the merger between Archer and the SPAC described above, in September 2021, we purchased 500,000 Class A common shares in Archer for $5.0 million, and obtained an additional warrant to purchase shares of Archer with a total grant date value of $5.6 million. The initial value of the warrants was recognized as a vendor credit liability within other noncurrent liabilities, and will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement. Because these investments have readily determinable fair values, gains and losses resulting from changes in fair value of the investments are reflected in earnings, in accordance with ASC 321.

Losses on our investments in Archer totaled $6.8 million during the fiscal year ended September 30, 2021 and are reflected in loss on investments, net in our consolidated statement of operations.

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities, in other income (expense), net. The initial investment in preferred stock was measured at cost of $5.0 million. There were no observable price changes or transactions as of September 30, 2021 and as such, no adjustments to the initial cost of the equity investment have been recorded.

Unfavorable Lease Liabilities

Prior to the Company’s adoption of Topic 842 on October 1, 2019, the Company recorded amortization of an unfavorable lease liability amounting to $5.7 million for the year ended September 30, 2019 as a reduction to lease expense. Upon the Company’s adoption of Topic 842, the unfavorable lease liability is now included in its ROU asset balance and amortized therein. During the year ended September 30, 2019 the Company wrote off $0.8 million of unfavorable lease liability related to the lease termination of its aircraft lease facility with Wells Fargo Bank Northwest, National Association, as owner trustee and lessor (the "GECAS Lease Facility"), which was accounted for as lease termination expense.

8.	Fair Value Measurements

Apart from the equity investments described in Note 7, the Company did not measure any of its assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2021 and 2020.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2021 and 2020 because of the immediate or short-term maturity of these financial instruments.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2021		September 30, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$670.3	$676.8	$743.3	$768.7

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.	Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of September 30, 2021 and 2020, consisted of the following (in thousands):

	September 30,	September 30,
	2021	2020
Notes payable to financial institution, collateralized by the underlying aircraft, due 2022(1)(2)	$—	$41,472
Notes payable to financial institution, collateralized by the underlying aircraft, due 2024(3)	—	55,674
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2027(4)	86,551	105,887
Notes payable to secured parties, collateralized by the underlying aircraft, due 2028(5)	152,100	172,137
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2028(6)	122,762	138,114
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(7)	—	47,319
Senior and subordinated notes payable to secured parties, collateralized by the underlying aircraft, due 2022(8)	—	29,682
Notes payable to financial institution due 2020(9)	—	1,523
Notes payable to financial institution, collateralized by the underlying equipment, due 2020(10)	—	4,182
Other obligations due to financial institution, collateralized by the underlying equipment, due 2023(11)	4,581	6,864
Notes payable to financial institution, collateralized by the underlying equipment, due 2024(12)	45,559	63,341
Notes payable to financial institution, collateralized by the underlying aircraft, due 2023(13)	30,625	48,125
Notes payable to financial institution due 2023(14)	4,000	6,000
Revolving credit facility(15)	22,930	22,930
Notes payable to financial institution due 2025(16)	201,227	—
Gross long-term debt, including current maturities	670,335	743,250
Less unamortized debt issuance costs	(9,295)	(11,526)
Less notes payable warrants	(9,630)	—
Net long-term debt, including current maturities	651,410	731,724
Less current portion, net of unamortized debt issuance costs	(111,710)	(189,268)
Net long-term debt	$539,700	$542,456

(1)

In fiscal 2007, the Company financed three CRJ-900 and three CRJ-700 aircraft for $120.3 million. The debt bears interest at the monthly LIBOR plus 2.25% and requires monthly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(2)

In fiscal 2014, the Company financed ten CRJ-900 aircraft for $88.4 million. The debt bears interest at the monthly LIBOR plus 1.95% and requires monthly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(3)

In fiscal 2014, the Company financed eight CRJ-900 aircraft with $114.5 million in debt. The debt bears interest at 5.00% and requires monthly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(4)

In fiscal 2015, the Company financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $151.0 million bear interest at monthly LIBOR plus 2.71% and require monthly principal and interest payments. The subordinated notes payable is non-interest-bearing and becomes payable in full on the last day of the term of the notes. The Company has imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

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

(7)

In June 2018, the Company refinanced six CRJ-900 aircraft with $27.5 million in debt and financed nine CRJ-900 aircraft, which were previously leased, with $69.6 million in debt. The senior notes payable of $65.8 million bear interest at the three-month LIBOR plus 3.50% and require quarterly principal and interest payments. The subordinated notes payable of $29.8 million bear interest at three-month LIBOR plus 7.50% and require quarterly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(8)

In December 2017, the Company refinanced nine CRJ-900 aircraft with $74.9 million in debt. The senior notes payable of $46.9 million bear interest at the three-month LIBOR plus 3.50% and require quarterly principal and interest payments. The subordinated notes payable bear interest at the three-month LIBOR plus 4.50% and require quarterly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(9)

In fiscal 2015 and 2016, the Company financed certain flight equipment maintenance costs with $10.2 million in debt. The debt bears interest at the three-month LIBOR plus 3.07% and requires quarterly principal and interest payments.

(10)

In fiscal 2016-2019, the Company financed certain flight equipment. The debt bears interest at the three-month LIBOR plus a spread ranging from 2.93% to 3.21% and requires quarterly principal and interest payments. The loan was paid in full during the quarter ended December 31, 2020.

(11)

In February 2018, the Company leased two spare engines. The leases were determined to be finance leases as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases require monthly payments.

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

(14)	On September 27, 2019, the Company financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments.
(15)

On September 25, 2019, the company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. During fiscal year 2020, $23.0 million was drawn to cover operational needs, $22.9 million of which remained outstanding as of September 30, 2021.

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

Principal maturities of long-term debt as of September 30, 2021, and for each of the next five years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
2022	$113,682
2023	89,462
2024	61,209
2025	56,526
2026	260,045
Thereafter	89,411
$670,335

The net book value of collateralized aircraft and equipment as of September 30, 2021 was $1,027.9 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At September 30, 2021, Mesa has $152.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On January 28, 2019, the Company entered into a Term Loan Agreement (the "Term Loan") pursuant to which the lenders thereunder lent the Company term loans in the aggregate principal amount of $91.2 million. Borrowings under the Term Loan bear interest at LIBOR plus 3.10%. This interest rate is significantly lower than the interest rate under the Company's Spare Engine Facility, which the Term Loan refinanced and replaced. The Spare Engine Facility accrued interest at LIBOR plus 7.25%.  The Term Loan has a term of five years, with principal and interest payments due monthly over the term of the loan in accordance with an amortization schedule. The Company recorded a loss on extinguishment of debt of $3.6 million, due to a $1.9 million write-off of financing fees and $1.7 million in prepayment penalties, in connection with the repayment of the Spare Engine Facility in fiscal 2019.

On June 14, 2019, the Company completed the purchase of ten CRJ-700 aircraft, which were previously leased under the GECAS Lease Facility, for $70.0 million. The Company financed the aircraft purchase with $70.0 million in new debt. The notes payable of $70.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at LIBOR plus 5.00%. The Company recorded non-cash lease termination expense of $9.5 million in connection with the lease buyout in fiscal 2019.

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In the 2nd quarter 2020, $23.0 million was drawn to cover operational needs.

As of September 30, 2021, $22.9 million of the draw loan remained outstanding. Future borrowings, if any, under this facility are subject to, among other things, the Company having sufficient unencumbered assets to meet the borrowing base requirements under the facility.

On September 27, 2019, the Company financed certain flight equipment for $8.0 million in new debt. The debt of $8.0 million require monthly payments of principal and interest through fiscal 2023 bearing interest at Libor plus 5.0%.

On April 9, 2020, the Company entered into a letter amendment with its lender, Export Development Canada (“EDC”), which provided for the deferral of scheduled principle payments beginning on March 19, 2020 through September 30, 2020. During fiscal 2020, the Company deferred $28.0 million of scheduled principal payments. On October 29, 2020 and November 12, 2020, the Company entered into subsequent letter amendments with EDC extending the principal deferrals through and including August 2, 2021. Amounts deferred were due in lump sum payment on August 2, 2021. There were no other amendments to the terms of the debt agreement with EDC resulting from the letter amendments. As further discussed below, the Company repaid $167.7 million of existing aircraft debt during the first quarter of fiscal 2021, which included repayment of $19.9 million of the previously deferred principal payments owed to EDC as of September 30, 2020.

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

All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025 (the “Maturity Date”). Interest is paid in kind by increasing the principal amount of the loan by the amount of such interest due on an interest payment date for the first 12 months of the loan. Mesa's obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, and tooling (collectively, the “Collateral”). The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Treasury Loan may be made, in whole or in part, by Mesa Airlines, without premium or penalty, at any time and from time to time. Amounts prepaid may not be reborrowed. Mandatory prepayments of loans under the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Treasury Loan.

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

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued to the U.S. Treasury warrants to purchase an aggregate of 4,899,497 shares of the Company’s common stock at an exercise price of $3.98 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The exercise price and number of shares of common stock issuable under the Warrants are subject to adjustment as a result of anti-dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. For accounting purposes, the fair value for the Warrant was estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Loan in the condensed consolidated balance sheet.

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

As of September 30, 2021, the Company is in compliance with all debt covenants.

10.	Earnings Per Share

Calculations of net income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2021	2020	2019
Net income	$16,588	$27,464	$47,580
Basic weighted average common shares outstanding	35,713	35,237	34,764
Add: Incremental shares for:
Dilutive effect of warrants	2,543	—	—
Dilutive effect of restricted stock	587	71	300
Diluted weighted average common shares outstanding	38,843	35,308	35,064
Net income per common share
Basic	$0.46	$0.78	$1.37
Diluted	$0.43	$0.78	$1.36

Basic income per common share is computed by dividing net income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect. There were no anti-dilutive shares relating to restricted stock and exercise of warrants that were excluded from the calculation of diluted net income per share for the years ended September 30, 2021, 2020, and 2019.
11.	Common Stock

The Company previously issued warrants to third parties, which had a five-year term to be converted to common stock at an exercise price of $0.004 per share. Persons who were not U.S. citizens held certain of these outstanding warrants. The warrants are exercisable if consistent with federal law, which requires that no more than 24.9% of the Company's stock be voted, directly or indirectly, or controlled by persons who are not U.S. citizens. The warrants can be converted to common stock upon warrant holders demonstrating U.S. citizenship or if consistent with above described federal law ownership limitations. In June 2018, the Company and holders agreed to extend the term of outstanding warrants set to expire by five years (through fiscal year 2023). By fiscal 2020, all outstanding warrants had been fully exercised.

On June 28, 2018, the Company agreed with GE Capital Aviation Services LLC (“GE Capital”) to terminate a warrant to purchase 250,000 shares of common stock held by GE Capital.

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following completion of the Company’s IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares, and stock appreciation rights (“SARs”). The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares, and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances.

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

On October 30, 2020, the Company entered into the Loan and Guarantee Agreement (the “Treasury Loan”) with the U.S. Treasury and the Bank of New York Mellon, as Administrative and Collateral Agent, under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued warrants to the U.S. Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the common stock on The Nasdaq Stock Market on April 9, 2020. The warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the U.S. Treasury. The exercise price and number of warrant shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants are accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model. As of September 30, 2021, 4,899,497 warrants were issued and outstanding.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Treasury Loan and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust contains restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

12.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Current
Federal	$(39)	$—	$(138)
State	202	297	341
	$163	$297	$203
Deferred
Federal	4,494	8,404	13,238
State	1,171	830	2,265
	$5,665	$9,234	$15,503
Provision for income taxes	$5,828	$9,531	$15,706

The reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Income tax expense at federal statutory rate	$4,707	$7,769	$13,290
Increase (reduction) in income taxes resulting from:
State taxes, net of federal tax benefit	669	968	1,785
Nondeductible stock compensation expenses	(241)	524	(21)
Permanent items	292	314	261
Change in valuation allowances	(140)	1,173	(50)
162(m) limitation	12	14	119
Impact of changing rates on deferred tax assets	509	(2,313)	484
Expired tax attributes	152	633	111
Other	(132)	449	(273)
Income tax expense	$5,828	$9,531	$15,706

The components of the Company's deferred taxes as of September 30, 2021 and 2020 are as follows:

	Years Ended September 30,
	2021	2020
	(in thousands)
Net operating loss carryforwards	$121,604	$113,402
Deferred credits	899	1,485
Other accrued expenses	2,682	2,842
Prepaids and other	1,969	1,632
Warrant liabilities	5,018	—
State alternative minimum tax	1	1
Other reserves and estimated losses	729	641
Operating lease liabilities	15,226	24,263
Deferred revenue	1,439	—
Gross deferred tax assets	$149,567	$144,266
Less: valuation allowance	(2,922)	(3,063)
Total net deferred tax assets	$146,645	$141,203

Intangible assets	(1,552)	(1,830)
Operating lease right-of-use assets	(11,467)	(19,210)
Property and equipment	(200,105)	(184,438)
Unrealized losses on equity investments	(3,461)	—
Total deferred tax liabilities	$(216,585)	$(205,478)
Net deferred tax liability	$(69,940)	$(64,275)

The Company has federal and state income tax NOL carryforwards of $541.3 million and $235.7 million, which expire in fiscal years 2027-2038 and 2021-2041, respectively. Approximately $130.7 million of our federal NOL carryforwards are not subject to expiration. These NOL carryovers are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2.9 million as of September 30, 2021 and $3.1 million as of September 30, 2020 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, the use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009.  Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. The Company completed an update to the analysis of any potential limitation on the use of its net operating losses under Section 382 for the fiscal year ended September 30, 2021. Based on such analysis, the Company does not believe any ownership changes during the review period will further limit its ability to use its current net operating losses to offset future taxable income, if any.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended September 30,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits — October 1	$4,866	$4,688	$4,688
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in prior period	—	178	—
Unrecognized tax benefits — September 30	$4,866	$4,866	$4,688

The Company’s unrecognized tax benefits of $4.9 million, $4.9 million and $4.7 million as of September 30, 2021, 2020 and 2019, respectively, is included as an offset to the net deferred tax asset balance. If recognized, the balance of the uncertain tax benefits would impact the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carryforwards.

We are subject to taxation in the United States and various states.  As of September 30, 2021, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2001.
13.	Share-Based Compensation

Restricted Stock

In July 2018, the Company’s Board of Directors and Compensation Committee approved the issuance of shares of restricted common stock under its 2018 Plan immediately following the IPO to certain of its employees and directors in exchange for the cancellation of existing restricted phantom stock units, unvested restricted shares, and SARs. The shares of restricted common stock issued under the 2018 Plan in exchange for the cancellation of restricted phantom stock units, unvested restricted shares, and SARs are subject to vesting on the same terms set forth in the prior vesting schedules and are not subject to acceleration in connection with the 2018 Plan issuances. There were 966,022 vested SARs which were cancelled, exchanged for shares of restricted common stock, and issued as restricted stock upon completion of the IPO. Immediately following the IPO, 2,249,147 shares were issued to certain of its employees and directors under the 2018 Plan in exchange for the cancellation of 491,915 unvested restricted phantom stock units, 491,198 unvested restricted shares issued under the 2011 and 2017 Plans and 1,266,034 SARs (966,022 vested and 300,012 unvested). The Company has the right to withhold shares to satisfy tax withholding obligations and the withheld shares become available for future grants. The shares are valued at the grant date based upon recent share transactions. In April 2019, the Company’s Board of Directors increased the number of authorized shares of common stock to management under the 2018 Plan from 2,500,000 to 3,500,000. The maximum aggregate number of shares of common stock that may be issued under our 2018 Plan will be cumulatively increased on January 1, 2020 and on each subsequent January 1 through and including January 1, 2028, by a number of shares equal to the smaller of (a) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our Board. From inception of the 2018 Plan, 3,827,493 shares have been awarded, 2,748,042 shares have vested and 73,245 shares have been cancelled.

The restricted stock activity for our years ended September 30, 2021, 2020 and 2019 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2018	1,250,625	$9.59
Granted	321,926	8.94
Vested	(701,582)	9.25
Cancelled	(22,995)	12.00
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	910,297	3.97
Vested	(555,473)	9.21
Cancelled	(7,250)	7.89
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	346,123	9.53
Vested	(492,465)	6.89
Cancelled	(43,000)	4.57
Restricted shares unvested at September 30, 2021	1,006,206	$6.22

The Company has granted restricted stock units ("RSUs") as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of 3 to 5 years for employees and one year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights. RSUs are measured based on the fair market value of the underlying common stock on the grant date.

As of September 30, 2021, there was $5.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. The Company recognizes forfeitures of share-based awards as they occur. Share-based compensation expense for the years ended September 30, 2021, 2020, and 2019 was $3.1 million, $4.4 million, and $5.5 million, respectively. Share-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.

The Company repurchased 155,174 shares of its common stock for $1.5 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2021. The Company repurchased 142,439 shares of its common stock for $0.6 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2020. During the fiscal year ended September 30, 2019, the Company repurchased 205,235 shares of its common stock for $1.9 million to cover the income tax obligation on vested employee equity awards.
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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2021, eligible employees purchased and the Company issued an aggregate of 194,194 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 94,550 of which were purchased and issued during the current fiscal year.
15.	Leases

At September 30, 2021, the Company leased 17 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $44.6 million, $51.4 million, and $57.3 million for the year ended September 30, 2021, 2020, and 2019, respectively.

The components of our operating lease costs were as follows (in thousands):

	Year Ended September 30,
	2021	2020
Operating lease costs	$37,929	$40,116
Variable and short-term lease costs	6,708	11,277
Total lease costs	$44,637	$51,393

As of September 30, 2021, the Company’s operating lease right-of-use assets were $93.1 million, the Company’s current maturities of operating lease liabilities were $32.7 million, and the Company’s noncurrent lease liabilities were $34.0 million.

The Company’s operating lease payments included in operating cash flows for the year ended September 30, 2021 and 2020 was $47.6 million and $44.2 million, respectively.

The table below presents the weighted average remaining terms and discount rates for our operating leases as of September 30, 2021:

As of September 30, 2021
Weighted average remaining lease term	2.7 years
Weighted average discount rate	4.2%

The following table summarizes future minimum rental payments, primarily related to leased aircraft, required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2021 (in thousands):

Periods Ending September 30,	Total Maturities
2022	$34,556
2023	17,070
2024	15,418
2025	2,129
2026	796
Total lease payments	69,969
Less: imputed interest	(3,326)
Amounts recorded in the consolidated balance sheet	$66,643

RASPRO Lease Facility. On September 23, 2005, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. On each of March 10, 2014, June 5, 2014, and December 8, 2017, the RASPRO Lease Facility was amended to defer certain payments of basic rent (the "Deferred Amounts"). Until the principal of and accrued interest on the Deferred Amounts are paid in full: (i) we and Mesa Airlines are prohibited from paying any dividends to holders of our common stock, (ii) we are prohibited from repurchasing any of our warrants or other equity interests, (iii) Mesa Airlines must maintain a minimum of $35.0 million of cash, cash equivalents and availability under lines of credit, (iv) Mesa Airlines must provide RASPRO with periodic monthly, quarterly and annual reports containing certain financial information and forecasted engine repair costs and (v) we must maintain a minimum debt-to-assets ratio.

In June 2020, the Company amended its RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor and accordingly, this was not a lease modification and required no changes to current accounting treatment. As of September 30, 2021, we were in compliance with the covenants in the RASPRO Lease Facility.

16.	Commitments and Contingencies

Litigation

The Company is subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO, one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. In addition, we are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2021, our management believed that the ultimate outcomes of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

The Company is involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that the Company does not believe will have a material adverse effect upon its business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings. See Item 3: “Legal Proceedings”.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar year 2021. The Company has options to purchase an additional ten (10) similar engines beyond 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. In July 2021, the Company completed the purchase of one engine.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Electric Aircraft Forward Purchase Commitments

As described in Note 7, in February 2021, the Company entered into a forward purchase contract with Archer for a number of electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”). The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 7, in July 2021, the Company entered into a forward purchase contract with Heart for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

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

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer “CEO” and Chief Financial Officer “CFO”, we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our CEO and CFO, concluded that, as of September 30, 2021, those controls and procedures were, in design and operation, effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

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

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

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

The exhibits listed below are filed as part of this Annual Report. References under the caption "Incorporated by Reference" to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Annual Report are identified by the “#” sign.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Amended and Restated Bylaws of the Registrant	8-K	August 14, 2018	3.2

3.3	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.5#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.6#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.7#	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.8#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.9#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.10#	Employment Agreement between the Registrant and Torque Zubeck, dated February 23, 2021				X

10.11.1††	Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc., dated as of November 25, 2019	10-Q	February 10, 2020	10.1

10.11.2††	First Amendment to the Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc., and Mesa Airlines, Inc. dated September 10, 2020, effective as of April 1, 2020	10-K	December 14, 2020	10.10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.11.3††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.11.4††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021				X

10.12.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.12.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.12.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.12.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

10.12.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021	10-Q	August 9, 2021	10.2.3

10.12.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021				X

10.13.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.13.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.13.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.13.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.13.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018.	S-1/A	July 30, 2018	10.12.5

10.14.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.14.2	Mortgage and Security Agreement Supplement No. 1 between Mesa Airlines, Inc. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.2

10.14.3	Mortgage and Security Agreement Supplement No. 2 between Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.3

10.14.4	Mortgage and Security Agreement Supplement No. 3 between Mesa Airlines, Inc. and CIT Bank, N.A., dated November 23, 2016	S-1/A	July 30, 2018	10.13.4

10.15.1	Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated December 14, 2016	DRS	May 7, 2018	10.14.1

10.15.2	Amendment No. 1 to Credit Agreement among Mesa Airlines, Inc., the lenders named therein, Obsidian Agency Services, Inc. and Cortland Capital Markets Services LLC, dated February 26, 2018	DRS	May 7, 2018	10.14.2

10.16.1	Mortgage and Security Agreement between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.1

10.16.2	Mortgage Supplement No. 1 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated December 14, 2016	DRS	May 7, 2018	10.15.2

10.16.3	Mortgage Supplement No. 2 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated February 2, 2017	DRS	May 7, 2018	10.15.3

10.16.4	Mortgage Supplement No. 3 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated July 5, 2017	DRS	May 7, 2018	10.15.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.5	Mortgage Supplement No. 4 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated September 29, 2017	DRS	May 7, 2018	10.15.5

10.16.6	Mortgage Supplement No. 5 between Mesa Airlines, Inc. and Obsidian Agency Services, Inc., dated March 1, 2018	DRS	May 7, 2018	10.15.6

10.17	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.18.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.18.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.18.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.19	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.20.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.20.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.20.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.20.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.20.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.20.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.20.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.20.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.20.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.20.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.20.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.21.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.21.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.21.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.21.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

10.21.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.22.1	Payroll Support Program Agreement between The Department of the Treasury and Mesa Airlines, Inc., dated as of April 16, 2020	10-Q	May 11, 2020	10.1

10.22.2	Payroll Support Program Extension Agreement between The Department of the Treasury and Mesa Airlines, Inc., dated as of February 3, 2021	10-Q	May 11, 2021	10.1

10.22.3	Payroll Support Program 3 Agreement by and between The Department of the Treasury and Mesa Airlines, Inc., dated as of April 21, 2021	10-Q	August 9, 2021	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.23.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent.	10-K	December 14, 2020	10.22.1

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Ernst and Young LLP				X

23.2	Consent of Deloitte LLP				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

#	Management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: December 10, 2021	By:	/s/ Torque Zubeck
Torque Zubeck
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 10, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	December 10, 2021
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Torque Zubeck	Chief Financial Officer	December 10, 2021
Torque Zubeck	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	December 10, 2021
Ellen N. Artist

/s/Mitchell Gordon	Director	December 10, 2021
Mitchell Gordon

/s/Dana J. Lockhart	Director	December 10, 2021
Dana J. Lockhart

/s/Daniel McHugh	Director	December 10, 2021
Daniel McHugh

/s/Harvey W. Schiller	Director	December 10, 2021
Harvey W. Schiller

/s/Spyridon Skiados	Director	December 10, 2021
Spyridon Skiados