Form 10-Q
period 2021-12-31
MESA AIR GROUP INC
filed 2022-02-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 26, 2022, the registrant had 35,964,013 shares of common stock, no par value per share, issued and outstanding.

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 under the heading "Risk Factors." Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," “Mesa,” "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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

▪	the supply and retention of qualified airline pilots and mechanics;
▪	the volatility of pilot and mechanic attrition;
▪	dependence on, and changes to, or non-renewal of, our capacity purchase and flight services agreements;
▪	failure to meet certain operational performance targets in our capacity purchase and flight services agreements, which could result in termination of those agreements;
▪	increases in our labor costs;
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

▪	limitations on our ability to expand regional flying within the flight systems of our major partners and those of other major airlines;
▪	our significant amount of debt and other contractual obligations;
▪	our compliance with ongoing financial covenants under our credit facilities and other agreements; and
▪	our ability to keep costs low and execute our growth strategies.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$102,332	$120,517
Restricted cash	3,350	3,350
Receivables, net	2,919	3,167
Expendable parts and supplies, net	25,206	24,467
Prepaid expenses and other current assets	4,488	6,885
Total current assets	138,295	158,386

Property and equipment, net	1,157,922	1,151,891
Intangible assets, net	6,537	6,792
Lease and equipment deposits	8,249	6,808
Operating lease right-of-use assets	88,469	93,100
Deferred heavy maintenance, net	3,271	3,499
Other assets	31,752	36,121
Total assets	$1,434,495	$1,456,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$111,059	$111,710
Current portion of deferred revenue	5,528	6,298
Current maturities of operating leases	26,935	32,652
Accounts payable	62,933	61,476
Accrued compensation	7,638	12,399
Other accrued expenses	36,283	33,657
Total current liabilities	250,376	258,192
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	547,409	539,700
Noncurrent operating lease liabilities	34,405	33,991
Deferred credits	3,721	3,934
Deferred income taxes	65,716	69,940
Deferred revenue, net of current portion	24,788	28,202
Other noncurrent liabilities	33,606	34,591
Total noncurrent liabilities	709,645	710,358
Total liabilities	960,021	968,550
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 35,963,984 (2022) and 35,958,759 (2021) shares issued and outstanding, 4,899,497 (2022) and 4,899,497 (2021) warrants issued and outstanding	257,073	256,372
Retained earnings	217,401	231,675
Total stockholders' equity	474,474	488,047
Total liabilities and stockholders' equity	$1,434,495	$1,456,597

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2021	2020
Operating revenues:
Contract revenue	$136,894	$127,158
Pass-through and other revenue	10,863	23,213
Total operating revenues	147,757	150,371

Operating expenses:
Flight operations	47,598	36,964
Fuel	1,257	390
Maintenance	58,981	52,864
Aircraft rent	9,586	10,048
Aircraft and traffic servicing	715	901
General and administrative	12,578	13,073
Depreciation and amortization	21,028	20,470
Government grant recognition	—	(11,311)
Total operating expenses	151,743	123,399
Operating income (loss)	(3,986)	26,972
Other income (expense), net:
Interest expense	(7,930)	(9,082)
Interest income	51	126
Loss on investments, net	(6,462)	—
Other income (expense), net	(59)	923
Total other expense, net	(14,400)	(8,033)
Income (loss) before taxes	(18,386)	18,939
Income tax expense (benefit)	(4,112)	4,821
Net income (loss) and comprehensive income (loss)	$(14,274)	$14,118
Net income (loss) per share attributable to
common shareholders
Basic	$(0.40)	$0.40
Diluted	$(0.40)	$0.39
Weighted-average common shares outstanding
Basic	35,963	35,531
Diluted	35,963	36,647

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

	Three Months Ended December 31, 2021
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	716	—	716
Repurchased shares	(2,275)	—	(15)	—	(15)
Restricted shares issued	7,500	—	—	—	—
Net loss	—	—	—	(14,274)	(14,274)
Balance at December 31, 2021	35,963,984	4,899,497	$257,073	$217,401	$474,474

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14,274)	$14,118
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	21,028	20,470
Stock compensation expense	716	850
Loss on investments, net	6,462	—
Deferred income taxes	(4,224)	4,836
Amortization of deferred credits	(213)	(793)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	3,199	1,860
Gain on extinguishment of debt	—	(950)
Loss on disposal of assets	5	24
Provision for obsolete expendable parts and supplies	238	(37)
Changes in assets and liabilities:
Receivables	248	(1,700)
Expendable parts and supplies	(978)	256
Prepaid expenses and other operating assets and liabilities	2,094	4,296
Accounts payable	174	(5,723)
Deferred revenue	(4,184)	53,999
Accrued expenses and other liabilities	(4,868)	(12,637)
Operating lease right-of-use assets and liabilities	(672)	404
Net cash provided by operating activities	4,751	79,273

Cash flows from investing activities:
Capital expenditures	(19,775)	(1,773)
Investments in equity securities	(200)	—
Payments of equipment and other deposits	(6,954)	—
Net cash used in investing activities	(26,929)	(1,773)

Cash flows from financing activities:
Proceeds from long-term debt	30,811	195,000
Principal payments on long-term debt and finance leases	(24,510)	(189,131)
Payments of debt and warrant issuance costs	(2,293)	(1,257)
Repurchase of stock	(15)	(19)
Net cash provided by financing activities	3,993	4,593

Net change in cash, cash equivalents and restricted cash	(18,185)	82,093
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$105,682	$184,934

Supplemental cash flow information
Cash paid for interest	$2,815	$6,743
Cash paid for income taxes, net	$—	$1
Operating lease payments in operating cash flows	$10,152	$9,304
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$4,190	$69
Supplemental non-cash financing activities
Debt issuance costs related to loan agreement with U.S. Department of the Treasury	$—	$(1,887)
Investments in warrants to purchase common stock	$100	$—
Accrued capital expenditures	$1,722	$—

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is a holding company whose principal subsidiary, Mesa Airlines, Inc. ("Mesa Airlines"), operates as a regional air carrier providing scheduled flight service to 120 cities in 42 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of December 31, 2021, Mesa’s fleet consisted of 167 aircraft which were operated under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, or maintained as operational spares, with approximately 457 daily departures and 2,999 employees. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc (“DHL”).

The capacity purchase agreements between us and our major partners involve a revenue-guarantee arrangement whereby the major partner pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations, and landing fees. Under the terms of these capacity purchase agreements, the major partner controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo services. Ground support expenses including fueling and airport fees are paid directly by DHL.

American Capacity Purchase Agreement

As of December 31, 2021, we operated 40 CRJ-900 aircraft under the American Capacity Purchase Agreement (the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate. The American CPA covers 40 CRJ-900 aircraft for a five-year term expiring on December 31, 2025.

Our American CPA is subject to termination prior to its expiration in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy, or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;
▪	If either we or American fail to perform the covenants, conditions or provisions of the American CPA, subject to certain notice and cure rights, the non-defaulting party may terminate the agreement;
▪	If, at any time during the term of the American CPA, the number of covered aircraft is less than twenty (20);
▪

If we are required by the FAA or the DOT to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft;

▪	If our CCF or CD0 fall below certain levels for a specified period of time;
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

Under the American CPA, American has the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, (ii) five aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the remaining 20 aircraft. American also has the right and option to withdraw a specified number of aircraft upon each occurrence of the following:

▪	If our CCF falls below certain levels for a specified period of time, American may withdraw one aircraft;
▪	If our CD0 falls below certain levels for a specified period of time, American may withdraw one aircraft;
▪	If we fail to satisfactorily complete established cabin interior program requirements by certain deadlines, American may withdraw one aircraft; or
▪	If our block hour utilization falls below certain levels for a specified period of time, American may withdraw a specified number of aircraft.

United Capacity Purchase Agreement

As of December 31, 2021, we operated 60 E-175 and 20 E-175LL aircraft under the United Capacity Purchase Agreement (the “United CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. United also reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs"), and component maintenance for the E-175 aircraft owned by United. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring between 2032 and 2033.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of December 31, 2021, had entered into agreements to lease 17 of our 20 CRJ-700 aircraft.

Our United CPA is subject to termination rights prior to its expiration, including:

▪	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪	If we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to thirty (30) days' notice and cure rights;
▪	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the agreement;
▪	If we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier;
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

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate two (2) Boeing 737-400F aircraft to provide cargo air transportation services. In exchange for providing such services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us.

Our DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL FSA is subject to the following termination rights prior to its expiration:

▪	If either party fails to comply with the obligations, warranties, representations, or undertakings under the DHL FSA, subject to certain notice and cure rights.
▪	If either party is declared bankrupt or insolvent.
▪	If we are unable to legally operate the aircraft under the DHL FSA for a specified number of days.
▪	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 days’ written notice.
▪	If we fail to comply with performance standards for three consecutive measurement periods.
▪	If we are subject to a labor incident that materially and adversely affects our ability to perform services under the DHL FSA for a specified number of days.
▪	Upon a change in our control or ownership.
▪

DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and we do not provide alternate services at our expense, or if the aircraft becomes unavailable for more than 30 days due to unscheduled maintenance.

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2021 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act,") and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the Company’s initial public offering (“IPO”), subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Segment Reporting

As of December 31, 2021, our chief operating decision maker was the Chief Executive Officer. While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract Revenue and Pass-through and Other Revenue

We recognize contract revenue when the service is provided under our capacity purchase agreements and flight services agreement. Under the capacity purchase agreements and flight services agreement, our major partners generally pay for each departure, flight hour or block hour incurred, and an amount per aircraft in service each month with additional incentives or penalties based on flight completion, on-time performance, and other operating metrics. Our performance obligation is met when each flight is completed, and revenue is recognized and reflected in contract revenue.

We recognize pass-through revenue when the service is provided under our capacity purchase agreements and flight services agreement. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from our major partners at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three months ended December 31, 2021, we recognized $4.2 million of previously deferred revenue. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of December 31, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Revenue
2022 (remainder of)	$3,631
2023	9,569
2024	9,517
2025	4,286
2026	1,957
Thereafter	1,356
Total	$30,316

A portion of the compensation under our capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. We have concluded that this component of the compensation under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

The lease revenue associated with our capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations. We recognized $40.3 million and $49.5 million of lease revenue for the three months ended December 31, 2021 and 2020, respectively. We have not separately stated aircraft rental income and aircraft rental expense in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity from the total service provided under our capacity purchase agreements.

We have entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 17 CRJ-700 aircraft as of December 31, 2021. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

We mitigate the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that we can operate in the event of a default. Additionally, the leases have specified lease return condition requirements and we maintain inspection rights under the leases. As of December 31, 2021, we recognized $14.4 million of lease incentive assets, net of amortization, and $10.9 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $6.4 million for the three months ended December 31, 2021. Amounts deferred for supplemental rent payments totaled $1.4 million as of December 31, 2021, which are included in other accrued expenses in the condensed consolidated balance sheets. The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of December 31, 2021 (in thousands):

Periods Ending September 30,	Total Payments
2022 (remainder of)	$13,923
2023	18,564
2024	18,564
2025	18,564
2026	18,564
Thereafter	67,801
Total	$155,980

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. Finance leases are reflected in property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases, excluding current portion in the condensed consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. We use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments, or the implicit rate in the lease when it is readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term, while finance leases result in a front-loaded expense pattern.

As a lessee, we have elected a short-term lease practical expedient on all classes of underlying assets, permitting us to not apply the recognition requirements of ASC 842 to leases with terms of 12 months or less.

We lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, approximately 10% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

The majority of our leased aircraft are leased through trusts that have a sole purpose to purchase, finance, and lease these aircraft to us; therefore, the trusts meet the criteria of a variable interest entity. However, since these are single-owner trusts in which we do not participate, we are not at risk for losses and are not considered the primary beneficiary. Management believes that our maximum exposure under these leases is the remaining lease payments.

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major partners related to aircraft modifications and pilot training associated with capacity purchase agreements. The deferred credits are recognized over time depicting the pattern of transfer of control of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreements.

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at December 31, 2021 and September 30, 2021 were $4.6 million and $4.8 million, respectively. We recognized $0.2 million and $0.8 million of the deferred credits within contract revenue during the three months ended December 31, 2021 and 2020, respectively.

Maintenance Expense

We operate under a Federal Aviation Administration ("FAA") approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.2 million for the three months ended December 31, 2021 and $0.0 million for the three months ended December 31, 2020. As of December 31, 2021 and September 30, 2021, our deferred heavy maintenance balance, net of accumulated amortization, was $3.3 million and $3.5 million, respectively.

We account for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms.

Engine overhaul expense totaled $5.3 million and $14.4 million for the three months ended December 31, 2021, and 2020, respectively, of which $3.8 million and $9.6 million, respectively, was pass-through expense. Airframe C-check expense totaled $9.1 million and $10.1 million for the three months ended December 31, 2021, and 2020, respectively, of which $0.0 million and $7.1 million, respectively, was pass-through expense.

3.	Recent Accounting Pronouncements

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by eliminating certain exceptions allowable under the existing guidance related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. Our adoption of this guidance on October 1, 2021 did not have a material impact.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied through December 31, 2022. We continue to evaluate our contracts that reference LIBOR.
4.	Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. We maintain our cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions.  As of December 31, 2021, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three months ended December 31, 2021 and 2020 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at December 31, 2021 and September 30, 2021 was derived from these agreements.

American accounted for approximately 45% and 46% of our total revenue for the three months ended December 31, 2021 and 2020, respectively. United accounted for approximately 49% and 53% of our total revenue for the three months ended December 31, 2021 and 2020, respectively. A termination of either the American or the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. The allowance for doubtful accounts was $0.3 million and $0.3 million at December 31, 2021 and September 30, 2021, respectively. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.	Intangible Assets

Information about our intangible assets as of December 31, 2021 and September 30, 2021, is as follows (in thousands):

	December 31,	September 30,
	2021	2021
Customer relationship	$43,800	$43,800
Accumulated amortization	(37,263)	(37,008)
Net carrying value	$6,537	$6,792

Total amortization expense recognized was approximately $0.3 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively. We expect to record amortization expense of $0.7 million for the remainder of 2022, and $0.9 million, $0.8 million, $0.7 million, and $0.6 million for fiscal years 2023, 2024, 2025 and 2026, respectively, and $2.8 million of amortization expense thereafter.

As of December 31, 2021, the intangible assets’ remaining weighted average term is 13.8 years.
6.	Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021, consisted of the following (in thousands):

	December 31,	September 30,
	2021	2021
Expendable parts and supplies, net:
Expendable parts and supplies	$30,877	$29,297
Less: obsolescence and other	(5,671)	(4,830)
	$25,206	$24,467

Prepaid expenses and other current assets:
Prepaid aviation insurance	$140	$2,171
Lease incentives	1,715	1,445
Other	2,633	3,269
	$4,488	$6,885
Property and equipment, net:
Aircraft and other flight equipment	$1,637,154	$1,611,544
Other equipment	4,971	4,934
Leasehold improvements	2,776	2,776
Vehicles	1,184	1,184
Building	699	699
Furniture and fixtures	292	300
Total property and equipment	1,647,076	1,621,437
Less: accumulated depreciation	(489,154)	(469,546)
	$1,157,922	$1,151,891
Other assets:
Investments in equity securities	$19,005	$25,149
Lease incentives	12,705	10,957
Other	42	15
	$31,752	$36,121
Other accrued expenses:
Accrued property taxes	$8,598	$8,783
Accrued interest	4,481	2,565
Accrued vacation	5,829	5,936
Other	17,375	16,373
	$36,283	$33,657
Other noncurrent liabilities:
Warrant liabilities	$22,064	$21,964
Lease incentive obligations	7,289	6,358
Other	4,253	6,269
	$33,606	$34,591

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. We have assessed whether any impairment of our long-lived assets existed and have determined that no charges were deemed necessary under applicable accounting standards as of December 31, 2021. Our assumptions about future conditions relevant to the assessment of potential impairment of the long-lived assets are subject to uncertainty, and we will continue to monitor these conditions in future periods as new information becomes available, and will update our analyses accordingly.

Property and Equipment, net

Depreciation of property and equipment totaled $20.5 million and $20.2 million for the three months ended December 31, 2021 and 2020, respectively.

Investments in Equity Securities

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained warrants giving us the right to acquire a number shares of common stock in Archer Aviation, Inc. (“Archer”). We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. In September 2021, the merger between Archer and a special purpose acquisition company (“SPAC”) was completed, resulting in a readily determinable fair value of our investments in Archer. Accordingly, gains and losses associated with changes in the fair value of our investments in Archer are measured in earnings, in accordance with ASC 321, Investments – Equity Securities. In connection with closing of the merger between Archer and the SPAC, we purchased 500,000 Class A common shares in Archer for $5.0 million, and obtained an additional warrant to purchase shares of Archer with a total grant date value of $5.6 million. During the three months ended December 31, 2021, all of our warrants were exercised into shares of Archer common stock.

The initial grant date values of the warrants were recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement.

Losses on our investments in Archer totaled $6.5 million during the three months ended December 31, 2021 and are reflected in loss on investments, net in our condensed consolidated statement of operations. The total carrying amount of our investments in Archer common stock was $13.7 million as of December 31, 2021.

Our investments in Archer are classified as Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities, in other income (expense), net. The initial investment in preferred stock was measured at cost of $5.0 million. There were no observable price changes or transactions as of December 31, 2021 and as such, no adjustments to the carrying amount of the equity investment have been recorded.
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

Other than the investments in equity securities described in Note 6, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of December 31, 2021 and September 30, 2021.

The carrying values reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Our debt agreements are not traded on an active market. We have determined the estimated fair value of our debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. We utilize the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	December 31, 2021		September 30, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$678.6	$674.0	$670.3	$676.8

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.
8.	Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of December 31, 2021 and September 30, 2021, consisted of the following (in thousands):

	December 31,	September 30,
	2021	2021
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(1)	83,409	86,551
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(2)	152,100	152,100
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(3)	118,840	122,762
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(4)	4,021	4,581
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(5)	40,956	45,559
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(6)	26,250	30,625
Notes payable to financial institution due 2023(7)	3,500	4,000
Revolving credit facility(8)	15,630	22,930
Notes payable to U.S. Treasury due 2025(9)	203,069	201,227
Notes payable to financial institution, collateralized by the underlying
equipment, due 2027(10)	30,811	—
Gross long-term debt, including current maturities	678,586	670,335
Less unamortized debt issuance costs	(11,083)	(9,295)
Less notes payable warrants	(9,035)	(9,630)
Net long-term debt, including current maturities	658,468	651,410
Less current portion, net of unamortized debt issuance costs	(111,059)	(111,710)
Net long-term debt	$547,409	$539,700

(1)

In fiscal 2015, we financed seven CRJ-900 aircraft with $170.2 million in debt. The senior notes payable of $154.7 million bear interest at monthly LIBOR plus 2.71% and require monthly principal and interest payments. The subordinated notes payable are noninterest-bearing and become payable in full on the last day of the term of the notes. We imputed an interest rate of 6.25% on the subordinated notes payable and recorded a related discount of $8.1 million, which is being accreted to interest expense over the term of the notes.

(2)

In fiscal 2016, we financed ten E-175 aircraft with $246.0 million in debt under an EETC financing arrangement (see discussion below). The debt bears interest ranging from 4.75% to 6.25% and requires semi-annual principal and interest payments.

(3)

In fiscal 2016, we financed eight E-175 aircraft with $195.3 million in debt. The senior notes payable of $172.0 million bear interest at the three-month LIBOR plus a spread ranging from 2.20% to 2.32% and require quarterly principal and interest payments. The subordinated notes payable bear interest at 4.50% and require quarterly principal and interest payments.

(4)

In February 2018, we leased two spare engines. The leases were determined to be finance leases as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.128% and the leases require monthly payments.

(5)	In January 2019, we financed certain flight equipment with $91.2 million in debt. The debt bears interest at the monthly LIBOR plus 3.10% and requires monthly principal and interest payments.
(6)

In June 2019, we financed ten CRJ-700 aircraft with $70.0 million in debt, which were previously leased. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments.

(7)	In September 2019, we financed certain flight equipment for $8.0 million. The debt bears interest at the monthly LIBOR plus 5.00% and requires monthly principal and interest payments.
(8)

On September 25, 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

(9)

In October 2020, we entered into a loan and guarantee agreement with the U.S. Department of the Treasury for a secured loan facility of up to $200.0 million that matures on October 30, 2025. On October 30, 2020, we borrowed $43.0 million and on November 13, 2020, the Company borrowed an additional $152.0 million. These amounts bear interest at the three-month LIBOR plus 3.50%. No further borrowings are available under the loan and guarantee agreement.

(10)

In December 2021, we financed certain flight equipment with $30.8 million in debt. The debt bears interest at monthly LIBOR plus 4.25% and requires monthly principal and interest payments over a term of six years. The financing arrangement allows for additional borrowings to finance future engine purchases.

Principal maturities of long-term debt as of December 31, 2021, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
2022 (remainder of)	$93,023
2023	94,597
2024	66,345
2025	61,661
2026	267,022
Thereafter	95,938
$678,586

The net book value of collateralized aircraft and equipment as of December 31, 2021 was $1,082.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At December 31, 2021, we had $152.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

We evaluated whether the pass-through trust formed for the EETC financing is a Variable Interest Entity ("VIE") and required to be consolidated. The pass-through trust was determined to be a VIE; however, we determined that we are not the primary beneficiary of the pass-through trust, and therefore, we have not consolidated the pass-through trust with our financial statements.

CIT Revolving Credit Facility

On September 25, 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. During the three months ended December 31, 2021, we repaid $7.3 million of the outstanding balance. As of December 31, 2021, $15.6 million remained outstanding on the revolving credit facility.

Loan Agreement with the United States Department of the Treasury

On October 30, 2020, we entered into a Loan and Guarantee Agreement with the U.S. Department of the Treasury (the “U.S. Treasury”) for a secured loan facility of up to $200.0 million that matures in October 2025 (“the Treasury Loan”). During the first quarter of fiscal 2021, we borrowed an aggregate of $195.0 million. No further borrowings are available under the Treasury Loan.

The Treasury Loan bears interest at a variable rate equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans will be payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September and December, beginning with December 15, 2020.

All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025. Through December 31, 2021, interest on the Treasury Loan has been paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on the interest payment date. Our obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, flight simulators, and tooling (collectively, the “Collateral”). The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Voluntary prepayments of the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time and from time to time. Amounts prepaid may not be reborrowed.  Mandatory prepayments of the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, we will be required to repay the loans outstanding under the Treasury Loan.

The Treasury Loan requires us, under certain circumstances, including within ten (10) business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Treasury Loan contains two financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Treasury Loan also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, we are required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, we issued to the U.S. Treasury warrants to purchase an aggregate of 4,899,497 shares of our common stock at an exercise price of $3.98 per share, which was the closing price of the common stock on April 9, 2020. The exercise price and number of shares of common stock issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The fair value of the warrants was estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Loan in the condensed consolidated balance sheet.

Spare Engine Financing

In December 2021, we entered into a loan agreement with a financing institution to finance certain purchases of spare engines via a newly-formed limited liability company (“LLC”). The loan agreement provides for aggregate borrowings of up to $54.0 million through November 2022. In December 2021, we borrowed an aggregate of $30.8 million under the loan agreement, which matures in December 2027. The borrowed amounts are collateralized by the underlying engines and require monthly principal and interest payments until maturity. Borrowings under the loan agreement bear interest at the monthly LIBOR plus 4.25%. The borrowings are the obligation of the newly-formed LLC and are guaranteed by Mesa Airlines, Inc.

The newly-formed LLC, which is wholly-owned by Mesa, was determined to be a VIE for which we are the primary beneficiary because we have the power to direct the activities of the LLC that most significantly impact the LLC’s economic performance and the obligation to absorb losses and right to receive benefits from the LLC in our capacity as sole member of the LLC and guarantor of the borrowings. Therefore, this entity is consolidated in our financial statements and the borrowings are reflected as long-term debt in our condensed consolidated balance sheet.

The loan agreement contains a loan-to-value (“LTV”) financial covenant pursuant to which we are required to prepay certain amounts of the loan if the aggregate outstanding principal balance of the loan exceeds a specified percentage of the appraised value of the engines beginning in the 12th full month after closing and each June 1 and December 1 thereafter.

As of December 31, 2021, we were in compliance with all debt covenants.
9.	Earnings Per Share

Calculations of net income (loss) per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2021	2020
Net income (loss) attributable to Mesa Air Group	$(14,274)	$14,118
Basic weighted average common shares outstanding	35,963	35,531
Add: Incremental shares for:
Dilutive effect of warrants	—	800
Dilutive effect of restricted stock	—	316
Diluted weighted average common shares outstanding	35,963	36,647
Net income (loss) per common share attributable to Mesa Air Group:
Basic	$(0.40)	$0.40
Diluted	$(0.40)	$0.39

Basic income or loss per common share is computed by dividing net income or loss attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended December 31,
	2021	2020
Warrants	2,215	—
Restricted stock	341	—
	2,556	—

10.	Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of December 31, 2021, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.	Income Taxes

Our effective tax rate (ETR) from continuing operations was 22.4% for the three months ended December 31, 2021 and 25.5% for the three months ended December 31, 2020. Our ETR during the three months ended December 31, 2021 decreased from the prior year tax rate primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses. For the three months ended December 31, 2021, we used the year-to-date effective tax rate method to determine the interim income tax benefit because a reliable estimate of the annual effective tax rate could not be made.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2021, we had aggregate federal and state net operating loss carryforwards of approximately $541.3 million and $235.7 million, respectively, which expire in fiscal years 2027-2038 and 2022-2041, respectively. Approximately $1.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.
12.	Share-Based Compensation and Stock Repurchases

Restricted Stock

We have granted restricted stock units (“RSUs”) as part of our long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of 3 to 5 years for employees and one year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

The restricted share activity for the three months ended December 31, 2021 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2021	1,006,206	$6.22
Granted	—	—
Vested	(7,500)	7.37
Forfeited	(8,695)	9.74
Restricted shares unvested at December 31, 2021	990,011	$6.18

As of December 31, 2021, there was $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2021 and 2020 was $0.7 million and $0.9 million, respectively.

We repurchased 2,275 shares of our common stock for $0.1 million to cover the income tax obligation on vested employee equity awards during the three months ended December 31, 2021.
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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2021, eligible employees purchased and we issued an aggregate of 194,194 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.
14.	Leases

As of December 31, 2021, we leased 17 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. We expect that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all aircraft, equipment and facility operating leases totaled approximately $11.2 million and $11.4 million for the three months ended December 31, 2021 and 2020, respectively.

The components of our operating lease costs were as follows (in thousands):

	Three Months Ended December 31,
	2021	2020

Operating lease costs	$9,480	$9,708
Variable and short-term lease costs	1,735	1,689
Total lease costs	$11,215	$11,397

As of December 31, 2021, our operating lease right-of-use assets were $88.5 million, our current maturities of operating lease liabilities were $26.9 million, and our noncurrent operating lease liabilities were $34.4 million.

Our operating lease payments in operating cash flows for the three months ended December 31, 2021 and 2020 were $10.2 million and $9.3 million, respectively.

As of December 31, 2021, our operating leases have a remaining weighted average lease term of 3.7 years and our operating lease liabilities were measured using a weighted average discount rate of 4.4%.

As of December 31, 2021, we have $3.0 million of additional operating lease commitments commencing in future periods.
15.	Commitments and Contingencies

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. We agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. We also have options to purchase an additional ten (10) similar engines beyond 2022. As of December 31, 2021, we have purchased five of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3 with delivery of the remaining five (5) engines expected to take place during calendar year 2022.

If we fail to accept delivery of the spare engines when duly tendered, we may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery.

Litigation

We are subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO, one in the Superior Court of the State of Arizona and one in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. In addition, we are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2021, our management believed that the ultimate outcomes of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

We are involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that we do not believe will have a material adverse effect upon our business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

Electric Aircraft Forward Purchase Commitments

As described in Note 6, in February 2021, we entered into a forward purchase contract with Archer for a number of electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”). The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 6, in July 2021, we entered into a forward purchase contract with Heart for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

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

16.	Subsequent Events

For the months of November and December 2021 and January 2022, the Company did not meet the minimum performance levels under the American CPA for either the controllable flight completion rate ("CCF") or controllable on-time departures ("CD0"). Under the terms of the American CPA, the Company's failure to meet the CCF or CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days' notice and to provide a wind-down schedule. American has agreed to waive any default arising out of the Company's failure to meet the CCF or CD0 performance levels in January, which eliminates the right to terminate the American CPA for failure to meet the CD0 and CCF performance levels for the three (3) consecutive months ended January 2022, and has agreed to reset the 3-consecutive month period to commence with the month of February 2022. Additionally, American has the right to remove two (2) additional aircraft from the CPA, one (1) aircraft for not meeting the CD0 minimum performance level for two consecutive months and one (1) aircraft for not meeting the CCF minimum performance level for two (2) consecutive months. American has also agreed to waive its right to remove two (2) aircraft in connection with missing the November and December 2021 CCF and CD0 minimum performance levels. In the future, American has the right to remove additional aircraft should the Company fail to meet the CCF or CD0 minimum performance levels in subsequent two (2) consecutive month periods.

In February 2022, the Company entered into a forward purchase agreement with a manufacturer of hybrid-electric vertical takeoff and landing (“VTOL”) aircraft (the “Aircraft Purchase Agreement”). The Aircraft Purchase Agreement provides for the purchase of 100 VTOL aircraft. The Company’s obligation to purchase the aircraft is subject to the Company and the seller first agreeing in the future to a number of terms and conditions, including the base purchase price of the aircraft, which may or may not be met. In connection with the Aircraft Purchase Agreement, the Company also obtained a warrant to purchase common shares of the seller. The warrant vests and becomes exercisable in tranches upon completion of specified milestones. Following the execution of the Aircraft Purchase Agreement, one-third of the warrant vested and became exercisable.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled flight service to 120 cities in 42 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and a flight services agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix, and Washington-Dulles.

As of December 31, 2021, our fleet consisted of 167 aircraft which we operated under our CPAs and FSA, leased to a third party, or maintained as spares, with approximately 457 daily departures. We operate 40 CRJ-900 aircraft under our American CPA and 60 E-175 and 20 E-175LL aircraft under our United CPA. We operate 2 Boeing 737-F400 aircraft under our DHL FSA. For the three months ended December 31, 2021, approximately 65% of our aircraft in scheduled service were operated for United, approximately 33% were operated for American and 2% were operated for DHL. All of our operating revenue in our three months ended December 31, 2021 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

Our long-term CPAs provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flights actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major partners. Our CPAs also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPAs, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. Our major partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

Under our DHL FSA, we receive a fee per block hour with a minimum monthly block hour guarantee in exchange for providing cargo flight services. Ground support including fueling and airport fees are paid directly by DHL.

Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world significantly reduced demand for air travel beginning in the quarter ended March 31, 2020. This reduction in demand had an unprecedented and materially adverse impact on our revenues and financial position in both fiscal 2020 and 2021 that has continued into fiscal year 2022. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy, as well as the uncertainty of certain factors outside of our control including current or future travel restrictions, vaccination effectiveness, vaccine mandates, and future variants of the virus. Since a portion of our revenue is fixed due to the structure of our CPAs, the impact to Mesa from the COVID-19 pandemic has been partially mitigated. In addition, our exposure to fluctuations in passenger traffic, ticket and fuel prices is limited.

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations.

Operating Revenues

Our operating revenues consist of contract revenue as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPAs and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to GoJet. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPAs and FSA.

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

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our CPAs and FSA, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our CPAs and FSA were directly paid and supplied by our major partners. Accordingly, we do not record an expense or pass-through revenue for fuel supplied by American and United for flying under our CPAs or DHL under our FSA.

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

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes expenses related to our CPAs, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners.

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

Loss on Investments, Net. Loss on investments consists of losses on our investments in equity securities resulting from changes in the fair value of the equity securities.

Other Expense. Other expense includes expense derived from activities not classified in any other area of the condensed consolidated statements of operations.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with our capacity purchase agreements and flight services agreement.

While we operate under two separate capacity purchase agreements and one flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

We had operating loss of $4.0 million in our three months ended December 31, 2021 compared to operating income of $27.0 million in our three months ended December 31, 2020. In our three months ended December 31, 2021, we had net loss of $14.3 million compared to net income of $14.1 million in our three months ended December 31, 2020.  Our operating revenues for the three months ended December 31, 2021 reflected an increase in contract revenue primarily related to more flying on all fleets relative to prior period, partially offset by flying fewer aircraft under our American CPA compared to the three months ended December 31, 2020, and a decrease in pass-through and other revenues primarily due to a decrease in pass-through maintenance expense.

Flight operations expense increased in the three months ended December 31, 2021 due to higher pilot and flight attendant wages, pilot and flight attendant lodging, and pilot training expenses. Our maintenance expense increased primarily due to an increase in C-checks (excluding pass-through amounts), component contracts, labor, parts, and other maintenance expense as a result of increased flying and a higher volume of maintenance events compared to the three months ended December 31, 2020. Additionally, there were no government grant funds utilized as an offset to operating expenses during the three months ended December 31, 2021, compared to $11.3 million during the three months ended December 31, 2020.

Operating Revenues

	Three Months Ended December 31,
	2021		2020		Change
Operating revenues ($ in thousands):
Contract		$136,894		$127,158		$9,736	7.7%
Pass-through and other		10,863		23,213		(12,350)	(53.2)%
Total operating revenues		$147,757		$150,371		$(2,614)	(1.7)%

Operating data:
Available seat miles—ASMs (thousands)		2,104,621		1,670,943		433,678	26.0%
Block hours		86,079		69,247		16,832	24.3%
Revenue passenger miles—RPMs (thousands)		1,764,161		1,171,411		592,750	50.6%
Average stage length (miles)		644		637		7	1.1%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.50	¢	7.61	¢	(1.11)	(14.6)%
Passengers		2,693,468		1,829,714		863,754	47.2%

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

"Revenue passenger miles” or “RPMs" means the number of miles traveled by paying passengers.

Total operating revenue decreased by $2.6 million, or 1.7%, to $147.8 million for our three months ended December 31, 2021 as compared to our three months ended December 31, 2020. Contract revenue increased by $9.7 million, or 7.7%, to $136.9 million primarily due to an increase in block hours flown during the same period, partially offset by flying fewer aircraft under our American CPA compared to the three months ended December 31, 2020. Our block hours flown during our three months ended December 31, 2021 increased 24.3% compared to the three months ended December 31, 2020 due to increased flying on our CRJ-900 and E-175 fleets. Our pass-through and other revenue decreased during our three months ended December 31, 2021 by $12.4 million, or 53.2%, to $10.9 million primarily due to a decrease in pass-through maintenance revenue related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2021	2020	Change
Operating expenses ($ in thousands):
Flight operations	$47,598	$36,964	$10,634	28.8%
Fuel	1,257	390	867	222.3%
Maintenance	58,981	52,864	6,117	11.6%
Aircraft rent	9,586	10,048	(462)	(4.6)%
Aircraft and traffic servicing	715	901	(186)	(20.6)%
General and administrative	12,578	13,073	(495)	(3.8)%
Depreciation and amortization	21,028	20,470	558	2.7%
Government grant recognition	—	(11,311)	11,311	(100.0)%
Total operating expenses	$151,743	$123,399	$28,344	23.0%

Operating data:
Available seat miles—ASMs (thousands)	2,104,621	1,670,943	433,678	26.0%
Block hours	86,079	69,247	16,832	24.3%
Average stage length (miles)	644	637	7	1.1%
Departures	43,447	35,344	8,103	22.9%

Flight Operations. Flight operations expense increased $10.6 million, or 28.8%, to $47.6 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The increase was primarily driven by an increase in pilot and flight attendant wages and lodging expenses, premium pay, and pilot training-related costs.

Fuel. Fuel expense increased $0.9 million, or 222.3%, to $1.3 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The increase was primarily driven by fuel expense related to maintenance events and ferry flights for our CRJ-900 fleet. All fuel costs related to flying under our CPAs and FSA during our three months ended December 31, 2021 and 2020 were directly paid to suppliers by our major partners.

Maintenance. Aircraft maintenance expense increased $6.1 million, or 11.6%, to $59.0 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. This increase was primarily driven by an increase in C-checks (excluding pass-through amounts), component contracts, parts, and labor and other expense due to increased flying and a higher number of maintenance events compared to the three months ended December 31, 2020. This increase was partially offset by a decrease in engine overhaul expense. Total pass-through maintenance expenses reimbursed by our major partners decreased by $8.5 million during our three months ended December 31, 2021 compared to our three months ended December 31, 2020.

The following table presents information regarding our maintenance costs during the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	2021	2020	Change
Engine overhaul	$1,529	$4,753	$(3,224)	(67.8)%
Pass-through engine overhaul	3,781	9,633	(5,852)	(60.7)%
C-check	9,106	2,958	6,148	207.8%
Pass-through C-check	—	7,138	(7,138)	(100.0)%
Component contracts	7,662	5,787	1,875	32.4%
Rotable and expendable parts	7,759	5,318	2,441	45.9%
Other pass-through	7,620	3,112	4,508	144.9%
Labor and other	21,524	14,165	7,359	52.0%
Total	$58,981	$52,864	$6,117	11.6%

Aircraft Rent. Aircraft rent expense decreased $0.5 million, or 4.6%, to $9.6 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The decrease is attributable to a $0.5 million decrease in aircraft rent due to the purchase of a CRJ-900 aircraft during fiscal 2021 that was previously under lease.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense decreased $0.2 million, or 20.6%, to $0.7 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The decrease is primarily due to a decrease in interrupted trip expense and regulatory and freight charges.

General and Administrative. General and administrative expense decreased $0.5 million, or 3.8%, to $12.6 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The decrease is primarily due to a decrease in property tax expense. For our three months ended December 31, 2021 and 2020, $3.3 million and $4.5 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 2.7%, to $21.0 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. The increase is primarily attributable to an increase in depreciation of aircraft, spare engines, and related equipment and amortization of deferred heavy maintenance.

Government grant recognition. Recognition of payroll support funds decreased $11.3 million, or 100.0%, to $0.0 million for our three months ended December 31, 2021 compared to our three months ended December 31, 2020. Under the CARES Act, the government provided the Company with a grant of $95.2 million in payroll support for the period of April through October 2020, of which, the final $11.3 million was recognized during the three months ended December 31, 2020. There were no government grant funds received by the Company recognized during the three months ended December 31, 2021.

Other Expense

Other expense increased $6.4 million, or 79.3%, to $14.4 million for our three months ended December 31, 2021, compared to our three months ended December 31, 2020. The increase is primarily attributable to losses on investments in equity securities of $6.5 million as a result of a reduction in the market price of our investment in Archer Aviation, Inc., offset by a decrease in interest expense due to lower interest rates on our Treasury Loan and a decrease in outstanding aircraft principal balances.

Income Taxes

Our effective tax rate (ETR) from continuing operations was 22.4% for the three months ended December 31, 2021 and 25.5% for the three months ended December 31, 2020. Our ETR during the three months ended December 31, 2021 decreased from the prior year tax rate primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses. For the three months ended December 31, 2021, we used the year-to-date effective tax rate method to determine the interim income tax benefit because a reliable estimate of the annual effective tax rate could not be made.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2021, we had aggregate federal and state net operating loss carryforwards of $541.3 million and $235.7 million, respectively, which expire in 2027-2038 and 2022-2041, respectively. Approximately $1.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, and depreciation and amortization, adjusted for gains and losses on investments, lease termination costs, and gains or losses on extinguishment of debt including write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent, adjusted for gains and losses on investments, lease termination costs, and gains or losses on extinguishment of debt including write-off of associated financing fees.

You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted EBITDAR, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA and Adjusted EBITDAR. Gains and losses on investments, which are presented as adjustments to EBITDA and EBITDAR because they are non-cash gains and losses driven by changes in stock prices and other valuation techniques and are not reflective of our core operations, will occur in periods in which there are changes in the fair values of our investments in equity securities. Our presentation of Adjusted EBITDA and Adjusted EBITDAR should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA or Adjusted EBITDAR and any such modification may be material.

Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, our working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; (vi) Adjusted EBITDA and Adjusted EBITDAR do not reflect gains and losses on investments, which are non-cash gains and losses but will occur in periods when there are changes in the value of our investments in equity securities; and (vii) Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements and other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. For the foregoing reasons, each of Adjusted EBITDA and Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended December 31,
	2021	2020
Reconciliation:
Net income (loss)	$(14,274)	$14,118
Income tax expense (benefit)	(4,112)	4,821
Income (loss) before taxes	$(18,386)	$18,939
Loss on investments, net	6,462	—
Adjustments(1)	—	(950)
Adjusted income (loss) before taxes	(11,924)	17,989
Interest expense	7,930	9,082
Interest income	(51)	(126)
Depreciation and amortization	21,028	20,470
Adjusted EBITDA	$16,983	$47,415
Aircraft rent	9,586	10,048
Adjusted EBITDAR	$26,569	$57,463

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to the repayment of certain aircraft debts during the three months ended December 31, 2020.

Liquidity and Capital Resources

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, and cash flows from operations. As of December 31, 2021, we had $102.3 million in unrestricted liquidity. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft pre-delivery payments, maintenance, aircraft rent, and debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the three months ended December 31, 2021 were approximately 1.5% of quarterly revenue. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $102.3 million. In addition, we had restricted cash of $3.4 million as of December 31, 2021. As of December 31, 2021, we had $674.6 million in secured indebtedness, excluding finance leases, incurred in connection with our financing of 84 total aircraft and related equipment. As of December 31, 2021, we had $107.1 million of current debt, excluding finance leases, and $567.5 million of long-term debt excluding finance leases.

Restricted Cash

As of December 31, 2021, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$4,751	$79,273
Net cash used in investing activities	(26,929)	(1,773)
Net cash provided by financing activities	3,993	4,593
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,185)	82,093
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$105,682	$184,934

Net Cash Flow Provided by Operating Activities

During our three months ended December 31, 2021, we had cash flow provided by operating activities of $4.8 million. We had net loss of $14.3 million adjusted for the following significant non-cash items: depreciation and amortization of $21.0 million, stock-based compensation of $0.7 million, losses on investments in equity securities of $6.5 million, deferred income taxes of $(4.2) million, amortization of deferred credits of $(0.2) million, and amortization of debt discount and financing costs and accretion of interest of $3.2 million. We had a net change of $(8.2) million within other net operating assets and liabilities primarily due to changes in deferred revenue and accrued expenses and other liabilities.

During our three months ended December 31, 2020, we had cash flow provided by operating activities of $79.3 million. We had net income of $14.1 million adjusted for the following significant non-cash items: depreciation and amortization of $20.5 million, stock-based compensation of $0.9 million, deferred income taxes of $4.8 million, amortization of deferred credits of $(0.8) million, amortization of debt discount and financing costs and accretion of interest of $1.9 million, and gain on extinguishment of debt of $(1.0) million. We had a net change of $38.9 million within other net operating assets and liabilities largely driven by an increase in current portion of deferred revenue offset by decreases in other accrued expenses and accounts payable during our three months ended December 31, 2020.

Net Cash Flows Used in Investing Activities

During our three months ended December 31, 2021, net cash flow used in investing activities totaled $26.9 million. We invested $19.8 million in capital expenditures primarily consisting of spare engines and other equipment, and $6.9 million in payments of equipment and other deposits. We invested a total of $0.2 million in equity securities of a private company.

During our three months ended December 31, 2020, net cash flow used in investing activities totaled $1.8 million. We invested $1.8 million in tools and equipment.

Net Cash Flows Provided by Financing Activities

During our three months ended December 31, 2021, net cash flow provided by financing activities was $4.0 million. We received $30.8 million of proceeds from long-term debt. We made $24.5 million of principal repayments on long-term debt during the period and paid $2.3 million of costs related to debt financing.

During our three months ended December 31, 2020, net cash flow provided by financing activities was $4.6 million. We received $195.0 million of proceeds from the Treasury Loan. We made $189.1 million of principal repayments on long-term debt and paid $1.3 million of costs related to debt financing.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates.

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no changes to the critical accounting estimates as explained in Part 1, Item 7 of the 2021 Form 10-K under the heading "Critical Accounting Estimates."

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

As of December 31, 2021, we had $499.6 million of variable-rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $0.6 million in the three months ended December 31, 2021.

As of December 31, 2021, we had $179.0 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2021.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements are indexed to one- and three-month LIBOR, which will be sunset on June 30, 2023. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by Treasury securities, we cannot currently predict whether this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere.

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2021, we had $499.6 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Fuel Price Risk. Unlike other airlines, our agreements largely shelter us from volatility related to fuel prices, which are directly paid and supplied by our major partners.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2021, our management believed that the ultimate outcome of the two putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 2,275 shares of its common stock for $0.1 million to cover the income tax obligation on vested employee equity awards during the three months ended December 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1**	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: February 9, 2022	By:	/s/ Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)