Form 10-Q
period 2022-03-31
MESA AIR GROUP INC
filed 2022-05-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 36,131,745 shares of common stock, no par value per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission on December 10, 2021. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$75,896	$120,517
Restricted cash	3,351	3,350
Receivables, net	6,849	3,167
Expendable parts and supplies, net	26,255	24,467
Prepaid expenses and other current assets	7,608	6,885
Total current assets	119,959	158,386

Property and equipment, net	1,064,349	1,151,891
Intangible assets, net	6,281	6,792
Lease and equipment deposits	8,371	6,808
Operating lease right-of-use assets	79,706	93,100
Deferred heavy maintenance, net	5,289	3,499
Assets held for sale	36,528	—
Other assets	32,873	36,121
Total assets	$1,353,356	$1,456,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$111,671	$111,710
Current portion of deferred revenue	2,675	6,298
Current maturities of operating leases	16,601	32,652
Accounts payable	76,733	61,476
Accrued compensation	10,285	12,399
Other accrued expenses	31,406	33,657
Total current liabilities	249,371	258,192
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	521,457	539,700
Noncurrent operating lease liabilities	29,936	33,991
Deferred credits	3,508	3,934
Deferred income taxes	53,281	69,940
Deferred revenue, net of current portion	26,868	28,202
Other noncurrent liabilities	36,394	34,591
Total noncurrent liabilities	671,444	710,358
Total liabilities	920,815	968,550
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 36,126,724 (2022) and 35,958,759 (2021) shares issued and outstanding, 4,899,497 (2022) and 4,899,497 (2021) warrants issued and outstanding	257,923	256,372
Retained earnings	174,618	231,675
Total stockholders' equity	432,541	488,047
Total liabilities and stockholders' equity	$1,353,356	$1,456,597

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Operating revenues:
Contract revenue	$111,988	$81,712	$248,882	$208,870
Pass-through and other revenue	11,225	15,568	22,088	38,781
Total operating revenues	123,213	97,280	270,970	247,651

Operating expenses:
Flight operations	42,410	37,403	90,008	74,367
Maintenance	47,357	51,773	106,338	104,637
Aircraft rent	9,434	9,992	19,020	20,040
General and administrative	7,860	11,164	20,438	24,237
Depreciation and amortization	20,747	20,705	41,775	41,175
Lease termination	—	4,508	—	4,508
Impairment of assets held for sale	39,475	—	39,475	—
Other operating expenses	685	941	2,657	2,232
Government grant recognition	—	(55,967)	—	(67,278)
Total operating expenses	167,968	80,519	319,711	203,918
Operating income (loss)	(44,755)	16,761	(48,741)	43,733
Other income (expense), net:
Interest expense	(8,120)	(8,755)	(16,050)	(17,837)
Interest income	42	79	93	205
Loss on investments, net	(2,261)	—	(8,723)	—
Other income (expense), net	(71)	(506)	(130)	417
Total other expense, net	(10,410)	(9,182)	(24,810)	(17,215)
Income (loss) before taxes	(55,165)	7,579	(73,551)	26,518
Income tax expense (benefit)	(12,382)	1,890	(16,494)	6,711
Net income (loss) and comprehensive income (loss)	$(42,783)	$5,689	$(57,057)	$19,807
Net income (loss) per share attributable to
common shareholders
Basic	$(1.19)	$0.16	$(1.58)	$0.56
Diluted	$(1.19)	$0.14	$(1.58)	$0.52
Weighted-average common shares outstanding
Basic	36,048	35,628	36,005	35,579
Diluted	36,048	39,432	36,005	38,382

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

	Six Months Ended March 31, 2022
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	716	—	716
Repurchased shares	(2,275)	—	(15)	—	(15)
Restricted shares issued	7,500	—	—	—	—
Net loss	—	—	—	(14,274)	(14,274)
Balance at December 31, 2021	35,963,984	4,899,497	$257,073	$217,401	$474,474

Stock compensation expense	—	—	671	—	671
Repurchased shares	(13,421)	—	(60)	—	(60)
Restricted shares issued	122,594	—	—	—	—
Employee share purchases	53,567	—	239	—	239
Net loss	—	—	—	(42,783)	(42,783)
Balance at March 31, 2022	36,126,724	4,899,497	$257,923	$174,618	$432,541

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(57,057)	$19,807
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	41,775	41,175
Stock compensation expense	1,387	1,658
Loss on investments, net	8,723	—
Deferred income taxes	(16,659)	6,654
Amortization of deferred credits	(426)	(2,258)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	6,605	4,994
Lease termination	—	4,508
Impairment of assets held for sale	39,475	—
Other	910	(903)
Changes in assets and liabilities:
Receivables	(3,682)	(155)
Expendable parts and supplies	(2,249)	(84)
Prepaid expenses and other operating assets and liabilities	(1,741)	(1,988)
Accounts payable	14,413	15,470
Deferred heavy maintenance, net	(2,430)	—
Deferred revenue	(4,957)	10,099
Accrued expenses and other liabilities	(7,048)	(14,092)
Operating lease right-of-use assets and liabilities	(7,081)	(6,311)
Net cash provided by operating activities	9,958	78,574

Cash flows from investing activities:
Capital expenditures	(22,850)	(5,261)
Investments in equity securities	(200)	—
Payments of equipment and other deposits	(6,954)	(6,954)
Returns of equipment and other deposits	—	540
Net cash used in investing activities	(30,004)	(11,675)

Cash flows from financing activities:
Proceeds from long-term debt	30,811	195,000
Proceeds from issuance of common stock under ESPP	239	—
Principal payments on long-term debt and finance leases	(53,135)	(212,020)
Payments of debt and warrant issuance costs	(2,414)	(1,326)
Repurchase of stock	(75)	(176)
Net cash used in financing activities	(24,574)	(18,522)

Net change in cash, cash equivalents and restricted cash	(44,620)	48,377
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$79,247	$151,218

Supplemental cash flow information
Cash paid for interest	$9,464	$16,922
Cash paid for income taxes, net	$176	$49
Operating lease payments in operating cash flows	$26,224	$25,716
Supplemental non-cash operating activities
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$4,870	$(320)
Supplemental non-cash financing activities
Investments in warrants to purchase common stock	$3,260	$16,374
Debt issuance cost related to loan agreement with US Department of the Treasury	$—	$(1,887)
Accrued capital expenditures	$1,283	$—

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, Inc. ("Mesa Airlines"), a regional air carrier providing scheduled flight service to 110 cities in 40 states, the District of Columbia, the Bahamas, and Mexico as well as cargo flight services out of Cincinnati/Northern Kentucky International Airport. As of March 31, 2022, Mesa’s fleet consisted of 168 aircraft which were operated under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares, with approximately 349 daily departures and 2,800 employees. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”).

The CPAs between us and our major partners involve a revenue-guarantee arrangement whereby the major partner pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these CPAs, the major partner controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees are paid directly by DHL.

American Capacity Purchase Agreement

As of March 31, 2022, we operated 40 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operate. The American CPA expires on December 31, 2025.

Our American CPA is subject to termination prior to its expiration in various circumstances including:

•	If either American or we become insolvent, file for bankruptcy, or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;
•	If either we or American fail to perform the covenants, conditions, or provisions of the American CPA, subject to certain notice and cure rights, the non-defaulting party may terminate the agreement;
•	If, at any time during the term of the American CPA, the number of covered aircraft is less than twenty (20);
•

If we are required by the United States Federal Aviation Administration (“FAA”) or the United States Department of Transportation (“DOT”) to suspend operations and we have not resumed operations within three business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft;

•	If either our CCF or CD0 falls below certain levels for a specified period of time;
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

Under the American CPA, American has the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, (ii) five aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the remaining 20 aircraft. American also has the right and option to withdraw a specified number of aircraft upon each occurrence of the following:

•	If our CCF falls below certain levels for a specified period of time, American may withdraw one aircraft;
•	If our CD0 falls below certain levels for a specified period of time, American may withdraw one aircraft;
•	If we fail to satisfactorily complete established cabin interior program requirements by certain deadlines, American may withdraw one aircraft; or
•	If our block hour utilization falls below certain levels for a specified period of time, American may withdraw a specified number of aircraft.

For the months of November and December 2021 and January 2022, we did not meet the CCF or CD0 minimum performance levels under the American CPA. Under the terms of the American CPA, the failure to meet the CCF or CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days' notice and to provide a wind-down schedule for the aircraft covered under the American CPA. American agreed to waive any default arising out of the failure to meet the CCF or CD0 performance levels in January, which eliminated the right to terminate the American CPA for failure to meet the CD0 and CCF performance levels for the three (3) consecutive months ended January 2022, and agreed to reset the 3-consecutive month period to commence with the month of February 2022. Additionally, American has the right to remove two (2) additional aircraft from the CPA, one (1) aircraft for not meeting the CD0 minimum performance level for two consecutive months and one (1) aircraft for not meeting the CCF minimum performance level for two (2) consecutive months. American also agreed to waive its right to remove two (2) aircraft in connection with missing the November and December 2021 CCF and CD0 minimum performance levels. In the future, American has the right to remove additional aircraft should we fail to meet the CCF or CD0 minimum performance levels in subsequent two (2) consecutive month periods.

In March 2022, we amended our American CPA to, among other things, modify certain penalty and incentive compensation as defined in the American CPA.

United Capacity Purchase Agreement

As of March 31, 2022, we operated 60 E-175 and 20 E-175LL aircraft under a Second Amended and Restated Capacity Purchase Agreement with United dated November 4, 2020 (as amended, the “United CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. United also reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs"), and component maintenance for the E-175 aircraft owned by United. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring between 2032 and 2033.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of March 31, 2022, have entered into agreements to lease 18 of our 20 CRJ-700 aircraft.

Our United CPA is subject to termination rights prior to its expiration in various circumstances including:

•	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
•	If we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to thirty (30) days' notice and cure rights;

•	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the agreement;
•	If we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier;
•

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

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate two (2) Boeing 737-400F aircraft to provide cargo air transportation services. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two (2) Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us.

Our DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

Our DHL FSA is subject to termination rights prior to its expiration in various circumstances including:

•	If either party fails to comply with the obligations, warranties, representations, or undertakings under the DHL FSA, subject to certain notice and cure rights;
•	If either party is declared bankrupt or insolvent;
•	If we are unable to legally operate the aircraft under the DHL FSA for a specified number of days;
•	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 days’ written notice;
•	If we fail to comply with performance standards for three consecutive measurement periods;
•	If we are subject to a labor incident that materially and adversely affects our ability to perform services under the DHL FSA for a specified number of days;
•	Upon a change in our control or ownership; and
•

DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and we do not provide alternate services at our expense, or if the aircraft becomes unavailable for more than 30 days due to unscheduled maintenance.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). All intercompany accounts and transactions have been eliminated in consolidation. Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

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

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and may remain an emerging growth company until the last day of its fiscal year following the fifth anniversary of the Company’s initial public offering (“IPO”), subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to "opt out" of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Segment Reporting

As of March 31, 2022, our chief operating decision maker was the Chief Executive Officer. While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract Revenue and Pass-through and Other Revenue

We recognize contract revenue when the service is provided under our CPAs and FSA. Under the CPAs and FSA, our major partners generally pay for each departure, flight hour or block hour incurred, and an amount per aircraft in service each month with additional incentives or penalties based on flight completion, on-time performance, and other operating metrics. Our performance obligation is met as each flight is completed, and revenue is recognized and reflected in contract revenue.

We recognize pass-through revenue when the service is provided under our CPAs and FSA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from our major partners at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and six months ended March 31, 2022, we recognized $0.8 million and $5.0 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of March 31, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Revenue
2022 (remainder of)	$714
2023	5,051
2024	9,330
2025	6,253
2026	3,673
Thereafter	4,522
Total	$29,543

A portion of our compensation under our CPAs with American and United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. We have concluded this component of the compensation under these agreements is lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

The lease revenue associated with our CPAs is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations. We recognized $39.5 million and $41.0 million of lease revenue for the three months ended March 31, 2022 and 2021, respectively, and $79.8 million and $90.5 million during the six months ended March 31, 2022 and 2021, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations because the use of the aircraft is not a separate activity from the total service provided under our CPAs.

We have entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 18 CRJ-700 aircraft as of March 31, 2022. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

We mitigate the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that we can operate in the event of a default. Additionally, the leases have specified lease return condition requirements and we maintain inspection rights under the leases. As of March 31, 2022, we recognized $14.7 million of lease incentive assets, net of amortization, and $11.5 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $6.8 million and $13.3 million for the three and six months ended March 31, 2022, respectively. Amounts deferred for supplemental rent payments totaled $1.9 million as of March 31, 2022.

The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2022 (in thousands):

Periods Ending September 30,	Total Payments
2022 (remainder of)	$9,828
2023	19,656
2024	19,656
2025	19,656
2026	19,656
Thereafter	72,474
Total	$160,926

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

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Certain variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. In determining the present value of lease payments, we use either the implicit rate in the lease when it is readily determinable or our estimated incremental borrowing rate, based on information available at the lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term, while finance leases result in a front-loaded expense pattern.

As a lessee, we have elected a short-term lease practical expedient on all classes of underlying assets, permitting us to not apply the recognition requirements of ASC 842 to leases with terms of 12 months or less.

We lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, approximately 11% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

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

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major partners related to aircraft modifications and pilot training associated with capacity purchase agreements. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreements.

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at March 31, 2022 and September 30, 2021 were $4.4 million and $4.8 million, respectively. We recognized $0.2 million and $1.1 million of the deferred credits within contract revenue during the three months ended March 31, 2022 and 2021, respectively, and $0.4 million and $1.9 million during the six months ended March 31, 2022 and 2021, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.4 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively, and $0.6 million and $0.0 million for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and September 30, 2021, our deferred heavy maintenance balance, net of accumulated amortization, was $5.3 million and $3.5 million, respectively.

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

Engine overhaul expense totaled $4.8 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively, of which $4.6 million and $2.2 million, respectively, was pass-through expense. Engine overhaul expense totaled $10.1 million and $21.3 million for the six months ended March 31, 2022 and 2021, respectively, of which $8.4 million and $11.8 million, respectively, was pass-through expense. Airframe C-check expense totaled $4.7 million and $14.1 million for the three months ended March 31, 2022 and 2021, respectively, of which $0.5 million and $5.6 million, respectively, was pass-through expense. Airframe C-check expense totaled $13.8 million and $24.2 million for the six months ended March 31, 2022 and 2021, respectively, of which $0.5 million and $12.7 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 6 for further discussion of our assets classified as held for sale as of March 31, 2022.
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

As of March 31, 2022, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and six months ended March 31, 2022 and 2021 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at March 31, 2022 and September 30, 2021 was derived from these agreements.

American accounted for approximately 46% and 45% of our total revenue for the three months ended March 31, 2022 and 2021, respectively, and 46% and 46% of our total revenue for the six months ended March 31, 2022 and 2021, respectively. United accounted for approximately 47% and 53% of our total revenue for the three months ended March 31, 2022 and 2021, respectively, and 48% and 52% of our total revenue for the six months ended March 31, 2022 and 2021, respectively. A termination of either the American or United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of March 31, 2022 or September 30, 2021. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.	Intangible Assets

Information about our intangible assets as of March 31, 2022 and September 30, 2021, is as follows (in thousands):

	March 31,	September 30,
	2022	2021
Customer relationship	$43,800	$43,800
Accumulated amortization	(37,519)	(37,008)
Net carrying value	$6,281	$6,792

Total amortization expense recognized was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the six months ended March 31, 2022 and 2021, respectively. We expect to record amortization expense of $0.5 million for the remainder of 2022, and $0.9 million, $0.8 million, $0.7 million, and $0.6 million for fiscal years 2023, 2024, 2025 and 2026, respectively, and $2.8 million of amortization expense thereafter.

As of March 31, 2022, our intangible assets’ remaining weighted average term is 13.5 years.
6.	Assets Held for Sale

During the three months ended March 31, 2022, our management committed to a formal plan to sell certain of our CRJ-900 and CRJ-200 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months. Accordingly, we determined the aircraft met the criteria to be classified as assets held for sale and have separately presented them in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, we recorded impairment losses of $39.5 million, which are reflected within impairment of assets held for sale in our condensed consolidated statements of operations and comprehensive loss.

7.	Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31,	September 30,
	2022	2021
Expendable parts and supplies, net:
Expendable parts and supplies	$31,817	$29,297
Less: obsolescence and other	(5,562)	(4,830)
	$26,255	$24,467
Prepaid expenses and other current assets:
Prepaid aviation insurance	$2,236	$2,171
Lease incentives	1,792	1,445
Other	3,580	3,269
	$7,608	$6,885
Property and equipment, net:
Aircraft and other flight equipment	$1,507,441	$1,611,544
Other equipment	5,369	4,934
Leasehold improvements	2,776	2,776
Vehicles	950	1,184
Building	699	699
Furniture and fixtures	298	300
Total property and equipment	1,517,533	1,621,437
Less: accumulated depreciation	(453,184)	(469,546)
	$1,064,349	$1,151,891
Other assets:
Investments in equity securities	$19,904	$25,149
Lease incentives	12,904	10,957
Other	65	15
	$32,873	$36,121
Other accrued expenses:
Accrued property taxes	$3,940	$8,783
Accrued interest	2,546	2,565
Accrued vacation	5,190	5,936
Other	19,730	16,373
	$31,406	$33,657
Other noncurrent liabilities:
Warrant liabilities	$25,225	$21,964
Lease incentive obligations	6,503	6,358
Other	4,666	6,269
	$36,394	$34,591

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. We have assessed whether any impairment of our long-lived assets held and used existed and have determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2022. Our assumptions about future conditions relevant to the assessment of potential impairment of our long-lived assets held and used are subject to uncertainty, and we will continue to monitor these conditions in future periods as new information becomes available, and will update our analyses accordingly.

Property and equipment, net:

Depreciation of property and equipment totaled $20.1 million and $20.4 million for the three months ended March 31, 2022 and 2021, respectively, and $40.6 million and $40.6 million for the six months ended March 31, 2022 and 2021, respectively.

Investments in Equity Securities

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained warrants giving us the right to acquire a number shares of common stock in Archer Aviation, Inc. (“Archer”). We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. In September 2021, the merger between Archer and a special purpose acquisition company (“SPAC”) was completed, resulting in a readily determinable fair value of our investments in Archer. Accordingly, gains and losses associated with changes in the fair value of our investments in Archer are measured in earnings, in accordance with ASC 321, Investments – Equity Securities. In connection with the closing of the merger between Archer and the SPAC, we purchased 500,000 Class A common shares in Archer for $5.0 million, and obtained an additional warrant to purchase shares of Archer with a total grant date value of $5.6 million. All of our vested warrants have been exercised into shares of Archer common stock.

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

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities. The initial investment in preferred stock was measured at cost of $5.0 million.

In connection with a negotiated forward purchase contract for hybrid-electric vertical takeoff and landing (“VTOL”) aircraft executed in February 2022, we obtained a warrant giving us the right to acquire a number of shares of common stock in the privately-held manufacturer of the VTOL aircraft. These investments do not have a readily determinable fair value, so we account for them using the measurement alternative under ASC 321 and measure the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment or other features that indicate a discount to fair value is warranted. Any changes in fair value from the grant date value of the warrant assets will be recognized as increases or decreases to the investment on our balance sheet and as net gains or losses on investments equity securities. We estimated the initial warrant asset value to be $3.2 million based on prices of similar investments in the same issuer. The grant date value of the warrants, $3.2 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the VTOL aircraft contemplated in the related forward purchase agreement.

Total net losses on our investments in equity securities totaled $2.3 million and $8.7 million during the three and six months ended March 31, 2022, respectively, and are reflected in loss on investments, net in our condensed consolidated statement of operations. As of March 31, 2022, the aggregate carrying amount of our investments in equity securities was $19.9 million, and the carrying amount of our investments without readily determinable fair values was $9.0 million.

8.	Fair Value Measurements

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

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of March 31, 2022 and September 30, 2021.

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

The carrying value and estimated fair value of our total long-term debt, including current maturities, were as follows (in millions):

	March 31, 2022		September 30, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$652.0	$609.7	$670.3	$676.8

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.	Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of March 31, 2022 and September 30, 2021, consisted of the following (in thousands):

	March 31,	September 30,
	2022	2021
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(1)	80,244	86,551
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(2)	141,690	152,100
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(3)	114,883	122,762
Other obligations due to financial institution, collateralized by the underlying
equipment, due 2023(4)	3,448	4,581
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(5)	36,290	45,559
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(6)	21,875	30,625
Notes payable to financial institution due 2023(7)	3,000	4,000
Revolving credit facility(8)	15,630	22,930
Notes payable to U.S. Treasury due 2025(9)	204,947	201,227
Notes payable to financial institution, collateralized by the underlying
equipment, due 2027(10)	29,943	—
Gross long-term debt, including current maturities	651,950	670,335
Less unamortized debt issuance costs	(10,368)	(9,295)
Less notes payable warrants	(8,454)	(9,630)
Net long-term debt, including current maturities	633,128	651,410
Less current portion, net of unamortized debt issuance costs	(111,671)	(111,710)
Net long-term debt	$521,457	$539,700

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
(8)

In September 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

(9)

In October 2020, we entered into a loan and guarantee agreement with the U.S. Department of the Treasury for a secured loan facility of up to $200.0 million that matures on October 30, 2025. On October 30, 2020, we borrowed $43.0 million and on November 13, 2020, we borrowed an additional $152.0 million. These amounts bear interest at the three-month LIBOR plus 3.50%. No further borrowings are available under the loan and guarantee agreement.

(10)

In December 2021, we financed the purchase of spare engines with $30.8 million in debt. The debt bears interest at monthly LIBOR plus 4.25% and requires monthly principal and interest payments over a term of six years. The financing arrangement allows for additional borrowings to finance future engine purchases.

Principal maturities of long-term debt as of March 31, 2022, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2022 (remainder of)	$64,018
2023	94,670
2024	66,417
2025	61,734
2026	268,972
Thereafter	96,139
$651,950

The carrying value of collateralized aircraft and equipment as of March 31, 2022 was $1,029.7 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of March 31, 2022, we had $141.7 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

We evaluated whether the pass-through trust formed for the EETC financing is a Variable Interest Entity ("VIE") and required to be consolidated. We have determined we do not have a variable interest in the pass-through trust, and therefore, we have not consolidated the pass-through trust with our financial statements.

CIT Revolving Credit Facility

On September 25, 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. As of March 31, 2022, the amount outstanding on the working capital draw loan was $15.6 million.

Our CIT revolving credit facility includes a minimum interest and rental coverage ratio covenant. In March and April 2022, we entered into amendments to the CIT revolving credit facility which lowered the minimum interest and rental coverage ratio covenant for the December 2021, March 2022, and June 2022 quarters. As a result, we are in compliance with this covenant.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the LIBOR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December.

All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025. Through March 31, 2022, interest on the Treasury Loan has been paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on the interest payment date. Our obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, flight simulators, and tooling (collectively, the “Collateral”). The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Voluntary prepayments of the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time and from time to time. Amounts prepaid may not be reborrowed.  Mandatory prepayments of the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral, and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, we will be required to repay the loans outstanding under the Treasury Loan.

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

The Treasury Loan contains two financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Treasury Loan also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments, and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, we are required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

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

In April 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio covenant to 1.5 to 1.0 through September 30, 2022. As a result, we are in compliance with this covenant as of March 31, 2022.

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

As of March 31, 2022, we were in compliance with all debt covenants.

10.	Earnings Per Share

Calculations of net income (loss) per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss) attributable to Mesa Air Group	$(42,783)	$5,689	$(57,057)	$19,807
Basic weighted average common shares outstanding	36,048	35,628	36,005	35,579
Add: Incremental shares for:
Dilutive effect of warrants	—	3,038	—	2,183
Dilutive effect of restricted stock	—	766	—	620
Diluted weighted average common shares outstanding	36,048	39,432	36,005	38,382
Net income (loss) per common share attributable to Mesa Air Group:
Basic	$(1.19)	$0.16	$(1.58)	$0.56
Diluted	$(1.19)	$0.14	$(1.58)	$0.52

Basic income or loss per common share is computed by dividing net income or loss attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is anti-dilutive under the treasury stock method are excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Warrants	818	—	1,671	—
Restricted stock	84	—	235	—
	902	—	1,906	—

11.	Common Stock

As discussed in Note 9, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of March 31, 2022, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

12.	Income Taxes

Our effective tax rate (ETR) from continuing operations was 22.4% and 22.4% for the three and six months ended March 31, 2022, respectively, and 24.9% and 25.3% for the three and six months ended March 31, 2021, respectively. Our ETR during the three and six months ended March 31, 2022 was different from the prior year tax rates primarily as a result of vesting of stock compensation, changes in the valuation allowance against state net operating losses, and changes in state statutory rates. For the six months ended March 31, 2022, we used the year-to-date effective tax rate method to determine the interim income tax benefit because a reliable estimate of the annual effective tax rate could not be made.

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
13.	Share-Based Compensation and Stock Repurchases

Restricted Stock

We grant restricted stock units (“RSUs”) as part of our long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of 3 to 5 years for employees and one year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

The restricted share activity for the six months ended March 31, 2022 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2021	1,006,206	$6.22
Granted	187,993	4.72
Vested	(130,094)	7.10
Forfeited	(28,695)	10.08
Restricted shares unvested at March 31, 2022	1,035,410	$5.73

As of March 31, 2022, there was $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2022 and 2021 was $0.7 million and $0.8 million, respectively, and for the six months ended March 31, 2022 and 2021 was $1.4 million and $1.7 million, respectively.

We repurchased 15,696 shares of our common stock for $0.1 million to cover the income tax obligation on vested employee equity awards during the six months ended March 31, 2022.
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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of March 31, 2022, eligible employees purchased and we issued an aggregate of 247,761 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 53,567 of which were purchased and issued during the three and six months ended March 31, 2022.

15.	Leases

As of March 31, 2022, we leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. We expect that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $11.0 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively, and $22.2 million and $22.7 million for the six months ended March 31, 2022 and 2021, respectively.

The components of our operating lease costs were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Operating lease costs	$9,663	$9,697	$19,144	$19,405
Variable and short-term lease costs	1,346	1,646	3,081	3,335
Total lease costs	$11,009	$11,343	$22,225	$22,740

As of March 31, 2022, our operating leases have a remaining weighted average lease term of 3.7 years and our operating lease liabilities were measured using a weighted average discount rate of 4.4%.

During the three and six months ended March 31, 2022, we recorded a $0.4 million impairment of certain operating lease ROU assets associated with the abandonment of a leased facility.

16.	Commitments and Contingencies

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. We agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. We also have options to purchase an additional ten (10) similar engines beyond 2022. As of March 31, 2022, we have purchased five of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3 with delivery of the remaining five (5) engines expected to take place during calendar year 2022.

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

On March 2, 2022, the parties in the federal lawsuit attended a mediation and  reached an agreement in principle to settle all claims asserted in that action for the sum of $5.0 million, which will be paid by the Company’s directors’ and officers’ insurance carriers. The settlement is subject to final documentation and preliminary and final approval by the federal court.  The motion for preliminary approval must be filed on or before May 9, 2022. If preliminary and final approval is obtained, the claims of all putative class members, whether asserted in the federal or state actions, will be extinguished, unless and only to the extent that a particular class member takes affirmative steps to have its claims excluded.

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

Electric Aircraft Forward Purchase Commitments

As described in Note 7, in February 2021, we entered into a forward purchase contract with Archer for a number of eVTOL aircraft. The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 7, in July 2021, we entered into a forward purchase contract with Heart for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

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
17.	Subsequent Events

As described in Note 9, in April 2022 we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio covenant to 1.5 to 1.0 through September 30, 2022.

As described in Note 9, in April 2022 we entered into an amendment to the CIT revolving credit facility which lowered the minimum financial ratio covenant for the March 2022 and June 2022 quarters.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 110 cities in 40 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of March 31, 2022, our fleet consisted of 168 aircraft which we operated under our CPAs and FSA, leased to a third party, held for sale or maintained as spares, with approximately 349 daily departures. We operate 40 CRJ-900 aircraft under our American CPA and 60 E-175 and 20 E-175LL aircraft under our United CPA. We operate 2 Boeing 737-400F aircraft under our DHL FSA. As of March 31, 2022, approximately 65% of our aircraft in scheduled service were operated for United, approximately 33% were operated for American and 2% were operated for DHL. All of our operating revenue in our three and six months ended March 31, 2022 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

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

Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world significantly reduced demand for air travel beginning in the quarter ended March 31, 2020. This reduction in demand had an unprecedented and materially adverse impact on our revenues and financial position in both fiscal 2020 and 2021 that has continued into fiscal 2022. While there was a moderate increase in demand for air travel beginning in fiscal 2021, we continue to be impacted by the direct and indirect effects of the virus, including increased employee attrition and employee absence rates, and a decrease in the supply of qualified pilots. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy, as well as the uncertainty of certain factors outside of our control including current or future travel restrictions, vaccination effectiveness, vaccine mandates, and future variants of the virus. Since a portion of our revenue is fixed due to the structure of our CPAs, the impact to Mesa from the COVID-19 pandemic has been partially mitigated. In addition, our exposure to fluctuations in passenger traffic, ticket and fuel prices is limited.

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations.

Operating Revenues

Our operating revenues consist primarily of contract revenue as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPAs and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to GoJet Airlines LLC. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPAs and FSA.

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

Impairment of Assets Held for Sale. Impairment of assets held for sale includes charges for impairments of our assets held for sale, including changes in the fair value of assets held for sale.

Other Operating Expenses. Other operating expenses primarily consists of fuel costs for flying we undertake outside of our CPAs and FSA (including aircraft re-positioning and maintenance) as well as costs for aircraft and traffic servicing, such as aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners. All aircraft fuel and related fueling costs for flying under our CPAs and FSA are directly paid and supplied by our major partners. Accordingly, we do not record an expense or pass-through revenue for fuel supplied by American and United for flying under our CPAs or DHL under our FSA.

Other Income (Expense), Net

Interest Expense. Interest expense is interest on our debt incurred to finance purchases of aircraft, engines, and equipment, including amortization of debt financing costs and discounts.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Loss on Investments, Net. Loss on investments consists of net losses on our investments in equity securities resulting from changes in the fair value of the equity securities.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

We had operating loss of $44.8 million in our three months ended March 31, 2022 compared to operating income of $16.8 million in our three months ended March 31, 2021. In our three months ended March 31, 2022, we had net loss of $42.8 million compared to net income of $5.7 million in our three months ended March 31, 2021.

Our operating results for the three months ended March 31, 2022 reflect impairment charges of $39.5 million on certain of our CRJ aircraft classified as held for sale, as described in Note 6 to the condensed consolidated financial statements. Additionally, there were no government grant funds utilized as an offset to operating expenses during the three months ended March 31, 2022, compared to $56.0 million during the three months ended March 31, 2021.

Operating Revenues

	Three Months Ended March 31,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$111,988		$81,712		$30,276	37.1%
Pass-through and other		11,225		15,568		(4,343)	(27.9)%
Total operating revenues		$123,213		$97,280		$25,933	26.7%

Operating data:
Available seat miles—ASMs (thousands)		1,616,896		1,771,498		(154,602)	(8.7)%
Block hours		65,613		73,942		(8,329)	(11.3)%
Revenue passenger miles—RPMs (thousands)		1,305,159		1,148,498		156,661	13.6%
Average stage length (miles)		671		690		(19)	(2.8)%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.93	¢	4.61	¢	2.32	50.3%
Passengers		1,921,635		1,684,043		237,592	14.1%

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

Total operating revenue increased by $25.9 million, or 26.7%, to $123.2 million for our three months ended March 31, 2022 as compared to our three months ended March 31, 2021. Contract revenue increased by $30.3 million, or 37.1%, to $112.0 million primarily due to normalized contractual rates from our major partners, partially offset by reduced block hours flown compared to the three months ended March 31, 2021. The increase in rates compared to the three months ended March 31, 2021 is attributable to temporarily reduced rates from our major partners impacting the three months ended March 31, 2021 as a result of lower labor costs due to government assistance received during the same period. Our block hours flown during our three months ended March 31, 2022, decreased 11.3% compared to the three months ended March 31, 2021 due to a decrease in scheduled flying for our major partners across all fleets. Our pass-through and other revenue decreased during our three months ended March 31, 2022 by $4.3 million, or 27.9%, to $11.2 million primarily due to a decrease in pass-through maintenance on our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$42,410	$37,403	$5,007	13.4%
Maintenance	47,357	51,773	(4,416)	(8.5)%
Aircraft rent	9,434	9,992	(558)	(5.6)%
General and administrative	7,860	11,164	(3,304)	(29.6)%
Depreciation and amortization	20,747	20,705	42	0.2%
Lease termination	—	4,508	(4,508)	(100.0)%
Impairment of assets held for sale	39,475	—	39,475	100.0%
Other operating expenses	685	941	(256)	(27.2)%
Government grant recognition	—	(55,967)	55,967	(100.0)%
Total operating expenses	$167,968	$80,519	$87,449	108.6%

Operating data:
Available seat miles—ASMs (thousands)	1,616,896	1,771,498	(154,602)	(8.7)%
Block hours	65,613	73,942	(8,329)	(11.3)%
Average stage length (miles)	671	690	(19)	(2.8)%
Departures	31,983	35,270	(3,287)	(9.3)%

Flight Operations. Flight operations expense increased $5.0 million, or 13.4%, to $42.4 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. The increase was primarily driven by an increase in pilot and flight attendant wages and lodging expenses and pilot training-related costs.

Maintenance. Aircraft maintenance expense decreased $4.4 million, or 8.5%, to $47.4 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. This decrease was primarily driven by a lower volume of airframe C-checks and engine overhauls, partially offset by increases in parts, labor, and other maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners decreased by $1.9 million during our three months ended March 31, 2022 compared to our three months ended March 31, 2021.

The following table presents information regarding our maintenance costs during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Engine overhaul	$118	$4,709	$(4,591)	(97.5)%
Pass-through engine overhaul	4,644	2,173	2,471	113.7%
C-check	4,216	8,506	(4,290)	(50.4)%
Pass-through C-check	489	5,603	(5,114)	(91.3)%
Component contracts	6,587	6,370	217	3.4%
Rotable and expendable parts	7,682	5,064	2,618	51.7%
Other pass-through	4,379	3,658	721	(19.7)%
Labor and other	19,242	15,690	3,552	22.6%
Total	$47,357	$51,773	$(4,416)	(8.5)%

Aircraft Rent. Aircraft rent expense decreased $0.6 million, or 5.6%, to $9.4 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. The decrease is attributable to a decrease in engine rent due to fewer leased engines as well as a decrease in aircraft rent due to the purchase of a CRJ-900 aircraft during fiscal 2021 that was previously under lease.

General and Administrative. General and administrative expense decreased $3.3 million, or 29.6%, to $7.9 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. The decrease is primarily due to a decrease in property taxes. For our three months ended March 31, 2022 and 2021, $0.1 million and $2.9 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased by less than $0.1 million, or 0.2%, to $20.7 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021.

Lease Termination. Lease termination expense decreased $4.5 million, or 100.0%, to $0.0 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. This decrease is attributable to the termination expense recorded during our three months ended March 31, 2021 resulting from the purchase of a CRJ-900 aircraft, which was previously leased from Bombardier Capital.

Impairment of Assets Held for Sale. Impairment of assets held for sale was $39.5 million for our three months ended March 31, 2022 compared to $0.0 for our three months ended March 31, 2021. The increase is attributable to impairment charges on our CRJ aircraft classified as held for sale during the three months ended March 31, 2022.

Other Operating Expenses. Other operating expenses decreased $0.3 million, or 27.2%, to $0.7 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. The decrease is primarily due to lower aircraft cleaning expenses partially offset by higher fuel costs and charges related to the abandonment of a leased facility during the three months ended March 31, 2022.

Government Grant Recognition. Recognition of payroll support funds decreased $56.0 million, or 100.0%, to $0.0 million for our three months ended March 31, 2022 compared to our three months ended March 31, 2021. Under the Consolidated Appropriations Act of 2021, the government provided the Company with a grant of $56.0 million in payroll support for which was recognized as an offset to operating expense during the three months ended March 31, 2021. There were no government grant funds received by the Company recognized as an offset to operating expense during the three months ended March 31, 2022.

Other Expense

Other expense increased $1.2 million, or 13.4%, to $10.4 million for our three months ended March 31, 2022, compared to our three months ended March 31, 2021. The increase is primarily attributable to net losses on investments in equity securities of $2.3 million, partially offset by a decrease in interest expense of $0.6 million due to lower interest rates on our Treasury Loan and a decrease in outstanding aircraft principal balances.

Income Taxes

Our effective tax rate (ETR) from continuing operations was 22.4% for the three months ended March 31, 2022 and 24.9% for the three months ended March 31, 2021. Our ETR during the three months ended March 31, 2022 decreased from the prior year tax rate primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses. For the three months ended March 31, 2022, we used the year-to-date effective tax rate method to determine the interim income tax benefit because a reliable estimate of the annual effective tax rate could not be made.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2021, the Company had aggregate federal and state net operating loss carryforwards of $541.3 million and $235.7 million, respectively, which expire in 2027-2038 and 2022-2041, respectively.  Approximately $1.2 million of state net operating loss carryforwards are expected to expire in the current year.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

We had operating loss of $48.7 million in our six months ended March 31, 2022 compared to operating income of $43.7 million in our six months ended March 31, 2021. In our six months ended March 31, 2022, we had net loss of $57.1 million compared to net income of $19.8 million in our six months ended March 31, 2021.

Our operating results for the six months ended March 31, 2022 reflect an increase in flight operations expense due to higher pilot and flight attendant wages, lodging, and training expenses. We also recognized impairment charges of $39.5 million on certain of our CRJ aircraft classified as held for sale during the six months ended March 31, 2022, as described in Note 6 to the condensed consolidated financial statements. Additionally, there were no government grant funds utilized as an offset to operating expenses during the six months ended March 31, 2022, compared to $67.3 million during the six months ended March 31, 2021.

Operating Revenues

	Six Months Ended March 31,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$248,882		$208,870		$40,012	19.2%
Pass-through and other		22,088		38,781		(16,693)	(43.0)%
Total operating revenues		$270,970		$247,651		$23,319	9.4%

Operating data:
Available seat miles—ASMs (thousands)		3,721,517		3,442,441		279,076	8.1%
Block hours		151,692		143,189		8,503	5.9%
Revenue passenger miles—RPMs (thousands)		3,069,320		2,319,909		749,411	32.3%
Average stage length (miles)		656		664		(8)	(1.2)%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.69	¢	6.07	¢	0.62	10.2%
Passengers		4,615,103		3,513,757		1,101,346	31.3%

Total operating revenue increased by $23.3 million, or 9.4%, to $271.0 million for our six months ended March 31, 2022 as compared to our six months ended March 31, 2021. Contract revenue increased by $40.0 million, or 19.2%, to $248.9 million primarily due to an increase in block hours flown and normalized contractual rates from our major partners compared to the six months ended March 31, 2021. The increase in rates compared to the six months ended March 31, 2021 is attributable to temporarily reduced rates from our major partners impacting the six months ended March 31, 2021 as a result of lower labor costs due to government assistance received during the same period. Our pass-through and other revenue decreased during our six months ended March 31, 2022 by $16.7 million, or 43.0%, to $22.1 million primarily due to a decrease in pass-through maintenance related to our E-175 fleet and pass-through property taxes.

Operating Expenses

	Six Months Ended March 31,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$90,008	$74,367	$15,641	21.0%
Maintenance	106,338	104,637	1,701	1.6%
Aircraft rent	19,020	20,040	(1,020)	(5.1)%
General and administrative	20,438	24,237	(3,799)	(15.7)%
Depreciation and amortization	41,775	41,175	600	1.5%
Lease termination	—	4,508	(4,508)	(100.0)%
Impairment of assets held for sale	39,475	—	39,475	100.0%
Other operating expenses	2,657	2,232	425	19.0%
Government grant recognition	—	(67,278)	67,278	(100.0)%
Total operating expenses	$319,711	$203,918	$115,793	56.8%

Operating data:
Available seat miles—ASMs (thousands)	3,721,517	3,442,441	279,076	8.1%
Block hours	151,692	143,189	8,503	5.9%
Average stage length (miles)	656	664	(8)	(1.2)%
Departures	75,430	70,614	4,816	6.8%

Flight Operations. Flight operations expense increased $15.6 million, or 21.0%, to $90.0 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The increase was primarily driven by an increase in pilot and flight attendant wages and lodging expenses as well as pilot training-related costs.

Maintenance. Aircraft maintenance expense increased $1.7 million, or 1.6%, to $106.3 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. This increase was primarily driven by an increase parts, component contracts, labor and other expenses. This increase was partially offset by a decrease in engine overhaul and C-check expense. Total pass-through maintenance expenses reimbursed by our major partners decreased by $10.4 million during our six months ended March 31, 2022 compared to our six months ended March 31, 2021

The following table presents information regarding our maintenance costs during our six months ended March 31, 2022 and 2021 (in thousands):

	Six Months Ended March 31,
	2022	2021	Change
Engine overhaul	$1,647	$9,462	$(7,815)	(82.6)%
Pass-through engine overhaul	8,425	11,806	(3,381)	(28.6)%
C-check	13,322	11,464	1,858	16.2%
Pass-through C-check	489	12,741	(12,252)	(96.2)%
Component contracts	14,249	12,157	2,092	17.2%
Rotable and expendable parts	15,441	10,382	5,059	48.7%
Other pass-through	11,999	6,770	5,229	77.2%
Labor and other	40,766	29,855	10,911	36.5%
Total	$106,338	$104,637	$1,701	1.6%

Aircraft Rent. Aircraft rent expense decreased $1.0 million, or 5.1%, to $19.0 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The decrease is attributable to a decrease in engine rent due to fewer leased engines and decrease in aircraft rent due to the purchase of a CRJ-900 aircraft during fiscal 2021 that was previously under lease.

General and Administrative. General and administrative expense decreased $3.8 million, or 15.7%, to $20.4 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The decrease is primarily due to a decrease in pass-through property taxes. For our six months ended March 31, 2022 and 2021, $3.3 million and $7.4 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 1.5%, to $41.8 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The increase is primarily attributable to an increase in rotable part and spare engine depreciation expense as well as amortization of deferred heavy maintenance, partially offset by a decrease in aircraft depreciation expense as a result of a portion of our fleet being classified as held for sale during the six months ended March 31, 2022.

Lease Termination. Lease termination expense decreased $4.5 million, or 100.0%, to $0.0 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. This decrease is attributable to the termination expense resulting from the purchase of a CRJ-900 aircraft during our six months ended March 31, 2021, which was previously leased from Bombardier Capital.

Impairment of Assets Held for Sale. Impairment of assets held for sale was $39.5 million for our six months ended March 31, 2022 compared to $0.0 million for our six months ended March 31, 2021. The increase is attributable to impairment charges on our CRJ aircraft classified as held for sale during the three months ended March 31, 2022.

Other Operating Expenses. Other operating expenses increased $0.4 million, or 19.0%, to $2.7 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The increase is primarily due to higher fuel costs and charges related to the abandonment of a leased facility, partially offset by lower aircraft cleaning expenses during the six months ended March 31, 2022.

Government Grant Recognition. Recognition of payroll support funds decreased $67.3 million, or 100.0%, to $0.0 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. During the six months ended March 31, 2021, we recognized $67.3 million in payroll support from the Payroll Support Program and its extension as an offset to operating expense. There were no government grant funds received by the Company recognized as an offset to operating expense during the six months ended March 31, 2022.

Other Expense

Other expense increased $7.6 million, or 44.1%, to $24.8 million for our six months ended March 31, 2022 compared to our six months ended March 31, 2021. The increase is primarily attributable to net losses on investments in equity securities of $8.7 million, partially offset by a decrease in interest expense of $1.8 million due to lower interest rates on our Treasury Loan and a decrease in outstanding aircraft principal balances.

Income Taxes

The income tax benefit totaled $16.5 million for the six months ended March 31, 2022 as compared to a tax expense of $6.7 million for the six months ended March 31, 2021. The effective tax rate was 22.4% for the six months ended March 31, 2022 compared to 25.3% for the six months ended March 31, 2021. Our ETR during the six months ended March 31, 2022 was different from the U.S. federal statutory rate of 21% primarily due to vesting of stock compensation, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates. For the six months ended March 31, 2022, we used the year-to-date effective tax rate method to determine the interim income tax benefit because a reliable estimate of the annual effective tax rate could not be made.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income or loss before interest, income taxes, and depreciation and amortization, adjusted for gains and losses on investments, lease termination costs, impairment charges, and gains or losses on extinguishment of debt including write-off of associated financing fees.

Adjusted EBITDAR. We define Adjusted EBITDAR as net income or loss before interest, income taxes, depreciation and amortization, and aircraft rent, adjusted for gains and losses on investments, lease termination costs, impairment charges, and gains or losses on extinguishment of debt including write-off of associated financing fees.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Reconciliation:
Net income (loss)	$(42,783)	$5,689	$(57,057)	$19,807
Income tax expense (benefit)	(12,382)	1,890	(16,494)	6,711
Income (loss) before taxes	$(55,165)	$7,579	$(73,551)	$26,518
Loss on investments, net	2,261	—	8,723	—
Adjustments(1)(2)(3)(4)	39,843	4,508	39,843	3,558
Adjusted income (loss) before taxes	(13,061)	12,087	(24,985)	30,076
Interest expense	8,120	8,755	16,050	17,837
Interest income	(42)	(79)	(93)	(205)
Depreciation and amortization	20,747	20,705	41,775	41,175
Adjusted EBITDA	$15,764	$41,468	$32,747	$88,883
Aircraft rent	9,434	9,992	19,020	20,040
Adjusted EBITDAR	$25,198	$51,460	$51,767	$108,923

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to repayment of certain aircraft debts during our six months ended March 31, 2021.
(2)

Includes adjustment for lease termination expense of $4.5 million during our three and six months ended March 31, 2021 related to the purchase of a CRJ-900 aircraft which was previously leased from Bombardier Capital.

(3)	Includes adjustment for impairment charges of $39.5 million during our three and six months ended March 31, 2022 related to certain of our aircraft which are classified as held for sale.
(4)

Includes adjustment for operating lease right of use asset impairment charges of $0.4 million during our three and six months ended March 31, 2022 related to the abandonment of one of our leased facilities.

Liquidity and Capital Resources

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, existing credit facilities, and financing arrangements will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt and other contractual agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the six months ended March 31, 2022 were approximately 0.9% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $75.9 million. In addition, we had restricted cash of $3.4 million as of March 31, 2022. As of March 31, 2022, we had $648.5 million in secured indebtedness incurred primarily in connection with our financing of 84 total aircraft and related equipment. As of March 31, 2022, we had $108.2 million of current debt, excluding finance leases, and $540.3 million of long-term debt excluding finance leases.

Restricted Cash

As of March 31, 2022, we had $3.4 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2022 and 2021 (in thousands):

	Six Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$9,958	$78,574
Net cash used in investing activities	(30,004)	(11,675)
Net cash used in financing activities	(24,574)	(18,522)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,620)	48,377
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$79,247	$151,218

Net Cash Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPAs and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our six months ended March 31, 2022, we had cash flow provided by operating activities of $10.0 million. We had net loss of $57.1 million adjusted for the following significant non-cash items: depreciation and amortization of $41.8 million, stock-based compensation of $1.4 million, net losses on investments in equity securities of $8.7 million, deferred income taxes of $(16.7) million, amortization of deferred credits of $(0.4) million, amortization of debt discount and financing costs and accretion of interest of $6.6 million, and impairment of assets held for sale of $39.5 million. We had a net change of $(14.8) million within other net operating assets and liabilities largely driven by decreases in accrued expenses and other liabilities, deferred revenue, and operating lease liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable during our six months ended March 31, 2022.

During our six months ended March 31, 2021, we had cash flow provided by operating activities of $78.6 million. We had net income of $19.8 million adjusted for the following significant non-cash items: depreciation and amortization of $41.2 million, stock-based compensation of $1.7 million, deferred income taxes of $6.6 million, amortization of deferred credits of $(2.3) million, amortization of debt discount and financing costs and accretion of interest of $5.0 million, and loss on lease termination of $4.5 million. We had a net change of $2.9 million within other net operating assets and liabilities largely driven by increases in accounts payable and deferred revenue, partially offset by a decrease in accrued expenses and other liabilities during our six months ended March 31, 2021.

Net Cash Used in Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our six months ended March 31, 2022, net cash flow used in investing activities totaled $30.0 million. We invested $22.9 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $6.9 million in payments of equipment and other deposits. We invested a total of $0.2 million in equity securities of a private company.

During our six months ended March 31, 2021, net cash flow used in investing activities totaled $11.7 million. We invested $2.9 million in inventory, $1.6 million in aircraft purchases, $0.1 million in vehicles, $0.7 million in tools and other equipment and miscellaneous projects and $6.9 million in payments of equipment and other deposits offset by $0.5 million from the return of lease and equipment deposits.

Net Cash Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, stock repurchases, and proceeds received from issuing common stock under our ESPP.

During our six months ended March 31, 2022, net cash flow used in financing activities was $24.6 million. We received $30.8 million of proceeds from long-term debt. We made $53.1 million of principal repayments on long-term debt and paid $2.4 million of costs related to debt financing. We received $0.2 million in proceeds from the issuance of common stock under our ESPP.

During our six months ended March 31, 2021, net cash flow used in financing activities was $18.5 million. We received $195.0 million of proceeds from the Treasury Loan. We made $212.0 million of principal repayments on long-term debt. We paid $1.3 million of costs related to debt financing.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part 1, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 under the heading "Critical Accounting Estimates."

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

As of March 31, 2022, we had $484.5 million of variable-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would have affected interest expense by approximately $1.2 million in the six months ended March 31, 2022.

As of March 31, 2022, we had $167.5 million of fixed-rate debt, including current maturities. A hypothetical 50 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2022.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2022, we had $484.5 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On March 2, 2022, the parties in the federal lawsuit attended a mediation and  reached an agreement in principle to settle all claims asserted in that action for the sum of $5 million, which will be paid by the Company’s directors’ and officers’ insurance carriers. The settlement is subject to final documentation and preliminary and final approval by the federal court.  The motion for preliminary approval must be filed on or before May 9, 2022. If preliminary and final approval is obtained, the claims of all putative class members, whether asserted in the federal or state actions, will be extinguished, unless and only to the extent that a particular class member takes affirmative steps to have its claims excluded.

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2022, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 15,696 shares of its common stock for $0.1 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the six months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1**	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022

10.2** ***	Amendment No. 7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

**	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

***	This exhibit should have been titled as Amendment No. 6 to the referenced agreement but was inadvertently referred to as Amendment No. 7 when executed by the parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA AIR GROUP, INC.

Date: May 9, 2022	By:	/s/ D. Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)