Form 10-Q
period 2022-06-30
MESA AIR GROUP INC
filed 2022-08-08
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 36,295,201 shares of common stock, no par value per share, issued and outstanding.

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

▪	the supply and retention of qualified airline pilots and mechanics and associated costs;
▪	ability to secure adequate pilot training equipment and resources to meet increased demand;
▪	the volatility of pilot and mechanic attrition;
▪	dependence on, and changes to, or non-renewal of, our capacity purchase and flight services agreements;
▪	failure to meet certain operational performance targets in our capacity purchase and flight services agreements, which could result in termination of those agreements;
▪	increases in our labor costs;
▪

reduced utilization - the percentage derived from dividing (i) the number of block hours actually flown during a given month by (ii) the maximum number of block hours that could be flown during such month under our capacity purchase agreements;

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	June 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$54,448	$120,517
Restricted cash	3,348	3,350
Receivables, net	4,050	3,167
Expendable parts and supplies, net	26,341	24,467
Prepaid expenses and other current assets	7,234	6,885
Total current assets	95,421	158,386

Property and equipment, net	1,072,826	1,151,891
Intangible assets, net	6,026	6,792
Lease and equipment deposits	6,972	6,808
Operating lease right-of-use assets	65,878	93,100
Deferred heavy maintenance, net	6,848	3,499
Assets held for sale	36,528	—
Other assets	29,686	36,121
Total assets	$1,320,185	$1,456,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$112,776	$111,710
Current portion of deferred revenue	726	6,298
Current maturities of operating leases	16,854	32,652
Accounts payable	66,811	61,476
Accrued compensation	10,781	12,399
Other accrued expenses	32,322	33,657
Total current liabilities	240,270	258,192
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	523,231	539,700
Noncurrent operating lease liabilities	20,585	33,991
Deferred credits	3,295	3,934
Deferred income taxes	50,803	69,940
Deferred revenue, net of current portion	21,994	28,202
Other noncurrent liabilities	36,971	34,591
Total noncurrent liabilities	656,879	710,358
Total liabilities	897,149	968,550
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock of no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 36,292,401 (2022) and 35,958,759 (2021) shares issued and outstanding, 4,899,497 (2022) and 4,899,497 (2021) warrants issued and outstanding	258,403	256,372
Retained earnings	164,633	231,675
Total stockholders' equity	423,036	488,047
Total liabilities and stockholders' equity	$1,320,185	$1,456,597

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Contract revenue	$118,899	$109,654	$367,781	$318,524
Pass-through and other revenue	15,498	15,503	37,586	54,284
Total operating revenues	134,397	125,157	405,367	372,808

Operating expenses:
Flight operations	43,254	41,314	133,262	115,681
Maintenance	49,694	51,986	156,032	156,623
Aircraft rent	9,299	9,648	28,319	29,688
General and administrative	11,112	12,087	31,550	36,324
Depreciation and amortization	20,103	20,933	61,878	62,108
Lease termination	—	—	—	4,508
Impairment of assets held for sale	—	—	39,475	—
Other operating expenses	722	916	3,379	3,148
Government grant recognition	—	(26,101)	—	(93,379)
Total operating expenses	134,184	110,783	453,895	314,701
Operating income (loss)	213	14,374	(48,528)	58,107
Other income (expense), net:
Interest expense	(8,716)	(8,627)	(24,766)	(26,464)
Interest income	24	82	117	287
Loss on investments, net	(3,926)	—	(12,649)	—
Other income (expense), net	(73)	(28)	(203)	389
Total other expense, net	(12,691)	(8,573)	(37,501)	(25,788)
Income (loss) before taxes	(12,478)	5,801	(86,029)	32,319
Income tax expense (benefit)	(2,493)	1,525	(18,987)	8,236
Net income (loss) and comprehensive income (loss)	$(9,985)	$4,276	$(67,042)	$24,083
Net income (loss) per share attributable to
common shareholders
Basic	$(0.28)	$0.12	$(1.86)	$0.68
Diluted	$(0.28)	$0.11	$(1.86)	$0.62
Weighted-average common shares outstanding
Basic	36,183	35,769	36,064	35,642
Diluted	36,183	39,513	36,064	38,811

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

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2022
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	716	—	716
Repurchased shares	(2,275)	—	(15)	—	(15)
Restricted shares issued	7,500	—	—	—	—
Net loss	—	—	—	(14,274)	(14,274)
Balance at December 31, 2021	35,963,984	4,899,497	$257,073	$217,401	$474,474

Stock compensation expense	—	—	671	—	671
Repurchased shares	(13,421)	—	(60)	—	(60)
Restricted shares issued	122,594	—	—	—	—
Employee share purchases	53,567	—	239	—	239
Net loss	—	—	—	(42,783)	(42,783)
Balance at March 31, 2022	36,126,724	4,899,497	$257,923	$174,618	$432,541

Stock compensation expense	—	—	719	—	719
Repurchased shares	(116,455)	—	(339)	—	(339)
Restricted shares issued	282,132	—	100	—	100
Net loss	—	—	—	(9,985)	(9,985)
Balance at June 30, 2022	36,292,401	4,899,497	$258,403	$164,633	$423,036

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(67,042)	$24,083
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	61,878	62,108
Stock compensation expense	2,106	2,414
Loss on investments, net	12,649	—
Deferred income taxes	(19,137)	8,030
Amortization of deferred credits	(639)	(2,471)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	8,151	8,185
Lease termination	—	4,508
Impairment of assets held for sale	39,475	—
Other	764	(732)
Changes in assets and liabilities:
Receivables	(883)	8,765
Expendable parts and supplies	(2,418)	(1,894)
Prepaid expenses and other operating assets and liabilities	(1,519)	226
Accounts payable	4,367	(398)
Deferred heavy maintenance, net	(4,536)	—
Deferred revenue	(11,780)	11,993
Accrued expenses and other liabilities	(10,949)	15,436
Operating lease right-of-use assets and liabilities	3,097	(9,041)
Net cash provided by operating activities	13,584	131,212

Cash flows from investing activities:
Capital expenditures	(33,230)	(10,717)
Investments in equity securities	(200)	—
Payments of equipment and other deposits	(6,954)	(6,954)
Returns of equipment and other deposits	—	632
Net cash used in investing activities	(40,384)	(17,039)

Cash flows from financing activities:
Proceeds from long-term debt	35,311	195,000
Proceeds from issuance of common stock under ESPP	239	207
Principal payments on long-term debt and finance leases	(71,993)	(225,760)
Payments of debt and warrant issuance costs	(2,414)	(1,326)
Repurchase of stock	(414)	(1,385)
Net cash used in financing activities	(39,271)	(33,264)

Net change in cash, cash equivalents and restricted cash	(66,071)	80,909
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$57,796	$183,750

Supplemental cash flow information
Cash paid for interest	$14,695	$22,905
Cash paid for income taxes, net	$442	$398
Operating lease payments in operating cash flows	$31,069	$37,640
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$5,481	$454
Supplemental non-cash financing activities
Investments in warrants to purchase common stock	$3,260	$16,374
Debt issuance cost related to loan agreement with US Department of the Treasury	$—	$(1,887)
Debt discount on warrants issued with debt	$—	$11,678
Accrued capital expenditures	$1,407	$59

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, Inc. ("Mesa Airlines"), a regional air carrier providing scheduled flight service to 121 cities in 41 states, the District of Columbia, the Bahamas, and Mexico as well as cargo flight services out of Cincinnati/Northern Kentucky International Airport. As of June 30, 2022, Mesa’s fleet consisted of 168 aircraft which were operated under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares, with approximately 360 daily departures and 2,600 employees. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”).

The CPAs between us and our major partners involve a revenue-guarantee arrangement whereby the major partners pay fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. The major partners also pay certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of these CPAs, the major partners control route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees are paid directly by DHL.

Impact of Pilot Shortage

         The length and severity of the pilot shortage, which has impacted the US passenger and cargo carriers, remains uncertain. One of the primary factors contributing to the pilot shortage is the demand for pilots at major carriers, which are hiring at an accelerated rate to backfill the thousands of pilots whom they offered early retirements to at the beginning of the pandemic. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines.

       While there is strong demand for air travel now in the United States, the exact timing and pace of a full recovery in demand remains uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Air travel demand may continue to fluctuate as a result of the pandemic either moderating or becoming more extreme.

       Our forecasted expenses and liquidity measures may be modified as we clarify the pilot shortage recovery timing and its impact upon our block hour production. The variable revenue based on the number of block hours has been significantly impacted by pilot attrition and our corresponding shortage of trained pilots. We may experience further reductions in subsequent quarters.

       As a result of the pilot shortage, elevated pilot attrition and its negative impact on our financial results, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

•	Working collaboratively with our major partners, we have and continue to address financial and operational impacts of pilot attrition, hiring and overall associated costs.
•	We have added flight training simulators and flight training instructors to expand our training capacity to more rapidly backfill pilots lost to attrition.
•	We have implemented a bonus program to attract new pilots and put in other incentives to attract and retain simulator instructors and line check airmen.
•

We have expanded the United Aviate program participation to include all pilots flying for Mesa allowing Mesa to attract and retain more qualified pilots. Previously, pilots had to fly under the United Express contract for a minimum of two (2) years to qualify for the flow through to United Airlines. Now, all pilots regardless of contract, are eligible to flow through to United.

•	We continue to evaluate other initiatives to increase pilot recruitment and accelerate training throughput.

•	We have formally listed 12 excess aircraft for sale to raise capital and retire debt
•	We have a plan to sell 18 CRJ-700 aircraft that are currently leased to a third party.
•	We have initiated discussions to refinance and defer repayment of our outstanding and drawn balance on our revolving credit facility with CIT Bank, N.A which is currently due in December 2022.
•	We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

While there is no guarantee that these initiatives will come to fruition or otherwise achieve their desired objective, we believe it is probable that the initiatives outlined above, along with the cash flow from operating activities and cash on hand will provide us with adequate cash resources to maintain our operations and comply with our various debt and other contractual agreements, through at least the next 12 months.

As of June 30, 2022, the Company has $112.8 million of principal maturity payments on long-term debt due within the next twelve months.  We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from our plans to monetize 18 CRJ-700 aircraft, refinance our revolving credit facility, and further amend our CPAs. If our plans are not realized, this will necessitate exploring additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. See Sources and Uses of Cash in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section for additional disclosure.

American Capacity Purchase Agreement

As of June 30, 2022, we operated 40 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operate. The American CPA expires on December 31, 2025.

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

Under the American CPA, American had the option in its sole discretion to withdraw up to: (i) ten (10) aircraft during calendar year 2021, (ii) five (5) aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the remaining 20 aircraft. American also has the right and option to withdraw a specified number of aircraft upon each occurrence of the following:

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

On June 10, 2022, we amended our American CPA, pursuant to Amendment No. 8 thereto, to modify certain commercial terms thereunder. On June 20, 2022, we amended our American CPA, pursuant to Amendment No. 9 thereto, which amended and restated Schedule 1 (Covered Aircraft) to the American CPA and set forth certain equipment modification requirements with respect to Covered Aircraft added to such Schedule.

For the months of May and June 2022, we did not meet the CCF or CD0 minimum performance levels under the American CPA. The failure to meet the CCF or CD0 minimum performance levels for two (2) consecutive months under the terms of the American CPA gives American the right to remove two (2) additional aircraft from the CPA, one (1) aircraft for not meeting the CCF minimum performance level for two (2) consecutive months and one (1) aircraft for not meeting the CD0 minimum performance level for two (2) consecutive months. The Company's failure to meet the CCF or CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days' notice and to provide a wind-down schedule. Subsequent to June 30, 2022, we entered into Amendment No. 10 to our American CPA which, among other things, reset the CCF and CD0 3-month measurement periods for purposes of American's termination rights to commence August 2022. See Note 17 - Subsequent Events for a discussion of Amendment No. 10. In addition to the foregoing, our block hour utilization has fallen below required levels in prior months, which also gives American the right to withdraw certain aircraft, subject to complying with applicable notice requirements under the American CPA.  As of the date of this Quarterly Report on Form 10-Q, American has not exercised such withdrawal rights.

United Capacity Purchase Agreement

As of June 30, 2022, we operated 60 E-175 and 20 E-175LL aircraft under a Second Amended and Restated Capacity Purchase Agreement with United dated November 4, 2020 (as amended, the “United CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of passenger satisfaction surveys. United reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. United also reimburses us on a pass-through basis for all costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs"), and component maintenance for the E-175 aircraft owned by United. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

Under our United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring between 2032 and 2033.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of June 30, 2022, have entered into agreements to lease 20 of our 20 CRJ-700 aircraft.

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

•

If United elects to terminate our United CPA in its entirety or permanently remove certain aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us; and

•

Commencing five (5) years after the actual in-service date, United has the right to remove the E-175 aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the ten (10) year anniversary of the in-service date, certain accelerated margin payments.

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate three (3) Boeing 737-400F aircraft to provide cargo air transportation services. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

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

For the months of April, May, and June 2022, we did not meet the CCF and CA minimum performance levels under the DHL FSA. The failure to meet the minimum performance levels for three (3) consecutive months under the terms of the DHL FSA gives DHL the right to terminate the FSA. Management has received a waiver arising out of the failure to meet the aforementioned CCF and CA performance levels.

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

Segment Reporting

As of June 30, 2022, our chief operating decision maker was the Chief Executive Officer. While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and nine months ended June 30, 2022, we recognized $6.8 million and $11.8 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of June 30, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending June 30,	Total Revenue
2022 (remainder of)	$106
2023	759
2024	4,860
2025	8,282
2026	3,984
Thereafter	4,729
Total	$22,720

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

The lease revenue associated with our CPAs is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive income (loss). We recognized $38.7 million and $41.2 million of lease revenue for the three months ended June 30, 2022 and 2021, respectively, and $118.5 million and $131.8 million during the nine months ended June 30, 2022 and 2021, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive income (loss) because the use of the aircraft is not a separate activity from the total service provided under our CPAs.

We have entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease 20 CRJ-700 aircraft as of June 30, 2022. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

We mitigate the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that we can operate in the event of a default. Additionally, the leases have specified lease return condition requirements and we maintain inspection rights under the leases. As of June 30, 2022, we recognized $15.0 million of lease incentive assets, net of amortization, and $11.6 million of related lease incentive obligations for reimbursement of certain aircraft maintenance costs defined within the lease agreements. Lease incentive assets are amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

Lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $7.1 million and $20.3 million for the three and nine months ended June 30, 2022, respectively, and $3.4 million and $4.0 million for the three and nine months ended June 30, 2021, respectively. Amounts deferred for supplemental rent payments totaled $2.6 million as of June 30, 2022.

The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2022 (in thousands):

Periods Ending June 30,	Total Payments
2022 (remainder of)	$5,460
2023	21,840
2024	21,840
2025	21,840
2026	21,840
Thereafter	82,733
Total	$175,553

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at June 30, 2022 and September 30, 2021 were $4.1 million and $4.8 million, respectively. We recognized $0.2 million and $0.2 million of the deferred credits within contract revenue during the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $2.1 million during the nine months ended June 30, 2022 and 2021, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.5 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $0.1 million for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and September 30, 2021, our deferred heavy maintenance balance, net of accumulated amortization, was $6.8 million and $3.5 million, respectively.

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

Engine overhaul expense totaled $8.1 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, of which $6.0 million and $2.7 million, respectively, was pass-through expense. Engine overhaul expense totaled $18.2 million and $25.3 million for the nine months ended June 30, 2022 and 2021, respectively, of which $14.5 million and $14.5 million, respectively, was pass-through expense. Airframe C-check expense totaled $5.0 million and $14.1 million for the three months ended June 30, 2022 and 2021, respectively, of which $1.3 million and $5.6 million, respectively, was pass-through expense. Airframe C-check expense totaled $18.8 million and $38.3 million for the nine months ended June 30, 2022 and 2021, respectively, of which $1.7 million and $18.3 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 6 for further discussion of our assets classified as held for sale as of June 30, 2022.
3.	Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to simplify the accounting for income taxes by eliminating certain exceptions allowable under the existing guidance related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. Our adoption of this guidance on October 1, 2021 did not have a material impact.

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

As of June 30, 2022, we had $3.3 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and nine months ended June 30, 2022 and 2021 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at June 30, 2022 and September 30, 2021 was derived from these agreements.

American accounted for approximately 46% and 45% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 46% and 46% of our total revenue for the nine months ended June 30, 2022 and 2021, respectively. United accounted for approximately 47% and 51% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 48% and 52% of our total revenue for the nine months ended June 30, 2022 and 2021, respectively. A termination of either the American or United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of June 30, 2022 or September 30, 2021. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.	Intangible Assets

Information about our intangible assets as of June 30, 2022 and September 30, 2021, is as follows (in thousands):

	June 30,	September 30,
	2022	2021
Customer relationship	$43,800	$43,800
Accumulated amortization	(37,774)	(37,008)
Net carrying value	$6,026	$6,792

Total amortization expense recognized was $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.9 million for the nine months ended June 30, 2022 and 2021, respectively. We expect to record amortization expense of $0.3 million for the remainder of 2022, and $0.9 million, $0.8 million, $0.7 million, and $0.6 million for fiscal years 2023, 2024, 2025 and 2026, respectively, and $2.8 million of amortization expense thereafter.

As of June 30, 2022, our intangible assets’ remaining amortization term is 13.3 years.
6.	Assets Held for Sale

During 2022, our management committed to a formal plan to sell certain of our CRJ-900 and CRJ-200 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months. Accordingly, we determined the aircraft met the criteria to be classified as assets held for sale and have separately presented them in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, we recorded impairment losses of $39.5 million, which are reflected within impairment of assets held for sale in our condensed consolidated statements of operations and comprehensive income (loss).

7.	Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30,	September 30,
	2022	2021
Expendable parts and supplies, net:
Expendable parts and supplies	$31,437	$29,297
Less: obsolescence and other	(5,096)	(4,830)
	$26,341	$24,467
Prepaid expenses and other current assets:
Prepaid aviation insurance	$2,355	$2,171
Lease incentives	1,875	1,445
Other	3,004	3,269
	$7,234	$6,885
Property and equipment, net:
Aircraft and other flight equipment	$1,533,992	$1,611,544
Other equipment	5,399	4,934
Leasehold improvements	2,776	2,776
Vehicles	993	1,184
Building	699	699
Furniture and fixtures	298	300
Total property and equipment	1,544,157	1,621,437
Less: accumulated depreciation	(471,331)	(469,546)
	$1,072,826	$1,151,891
Other assets:
Investments in equity securities	$16,586	$25,149
Lease incentives	13,085	10,957
Other	15	15
	$29,686	$36,121
Other accrued expenses:
Accrued property taxes	$4,751	$8,783
Accrued interest	4,485	2,565
Accrued vacation	5,109	5,936
Other	17,977	16,373
	$32,322	$33,657
Other noncurrent liabilities:
Warrant liabilities	$25,225	$21,964
Lease incentive obligations	6,492	6,358
Other	5,254	6,269
	$36,971	$34,591

We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. We have assessed whether any impairment of our long-lived assets held and used existed and have determined that no charges were deemed necessary under applicable accounting standards as of June 30, 2022. Our assumptions about future conditions relevant to the assessment of potential impairment of our long-lived assets held and used are subjects to uncertainty, and we will continue to monitor these conditions in future periods as new information becomes available, and will update our analyses accordingly.

Property and equipment, net:

Depreciation of property and equipment totaled $19.3 million and $20.6 million for the three months ended June 30, 2022 and 2021, respectively, and $59.9 million and $61.2 million for the nine months ended June 30, 2022 and 2021, respectively.

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

Total net losses on our investments in equity securities totaled $3.9 million and $12.6 million during the three and nine months ended June 30, 2022, respectively, and are reflected in loss on investments, net in our condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2022, the aggregate carrying amount of our investments in equity securities was $16.0 million, and the carrying amount of our investments without readily determinable fair values was $9.6 million.

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

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of June 30, 2022 and September 30, 2021.

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

The carrying value and estimated fair value of our total long-term debt, including current maturities, were as follows (in millions):

	June 30, 2022		September 30, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$653.4	$585.9	$670.3	$676.8

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.	Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of June 30, 2022 and September 30, 2021, consisted of the following (in thousands):

	June 30,	September 30,
	2022	2021
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2027(1)	$77,058	$86,551
Notes payable to secured parties, collateralized by the underlying
aircraft, due 2028(2)	141,690	152,100
Senior and subordinated notes payable to secured parties, collateralized
by the underlying aircraft, due 2028(3)	110,892	122,762
Other obligations due to financial institutions, collateralized by the underlying
equipment, due 2023 and 2024(4)	18,481	4,581
Notes payable to financial institution, collateralized by the underlying
equipment, due 2024(5)	31,557	45,559
Notes payable to financial institution, collateralized by the underlying
aircraft, due 2023(6)	17,500	30,625
Notes payable to financial institution due 2023(7)	2,500	4,000
Revolving credit facility(8)	15,630	22,930
Notes payable to U.S. Treasury due 2025(9)	204,947	201,227
Notes payable to financial institution, collateralized by the underlying
equipment, due 2027(10)	33,141	—
Gross long-term debt, including current maturities	653,396	670,335
Less unamortized debt issuance costs	(9,522)	(9,295)
Less notes payable warrants	(7,867)	(9,630)
Net long-term debt, including current maturities	636,007	651,410
Less current portion, net of unamortized debt issuance costs	(112,776)	(111,710)
Net long-term debt	$523,231	$539,700

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

(4)

In February 2018, we leased two spare engines. The leases were determined to be finance leases as the leases contain a bargain purchase option at the end of the term. Imputed interest is 9.13% and the leases require monthly payments. In April 2022, we leased a spare engine which was determined to be a finance lease. The lease requires monthly payments. In July 2022, we extended our existing two aircraft under operating leases, which were determined to be finance leases upon classification assessment.

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
(8)

In September 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in December 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%.

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

(10)

In December 2021 and June 2022, we financed the purchase of spare engines with $35.3 million in debt. The debt bears interest at monthly LIBOR plus 4.25% and requires monthly principal and interest payments over a term of six years. The financing arrangement allows for additional borrowings to finance future engine purchases.

Principal maturities of long-term debt as of June 30, 2022, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2022 (remainder of)	$29,822
2023	111,432
2024	72,400
2025	63,751
2026	271,065
Thereafter	104,926
$653,396

The carrying value of collateralized aircraft and equipment as of June 30, 2022 was approximately $1,014.2 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of June 30, 2022, we had $141.7 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

CIT Revolving Credit Facility

On September 25, 2019, we extended the term on our $35.0 million working capital draw loan by three years, which now terminates in September 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. As of June 30, 2022, the amount outstanding on the working capital draw loan was $15.6 million.

Our CIT revolving credit facility includes a minimum interest and rental coverage ratio covenant. In March and April 2022, we entered into amendments to the CIT revolving credit facility which lowered the minimum interest and rental coverage ratio covenant for the December 2021, March 2022, and June 2022 quarters. As a result, we are in compliance with this covenant.

On June 30, 2022, we entered into the Second Amended and Restated Credit and Guaranty Agreement by and among Mesa Airlines and Mesa Air Group Airline Inventory Management, L.L.C., as borrowers, Mesa Air Group, as a Guarantor, the other guarantors party thereto from time to time, CIT Bank, as Administrative Agent, and the other lenders party thereto, which was effective as of June 30, 2022 and extended the maturity date of the facility by three (3) months to December 31, 2022

Loan Agreement with the United States Department of the Treasury

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

All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025. Through June 30, 2022, interest on the Treasury Loan has been paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on the interest payment date. Commencing in June 2022, we initiated the payment of interest in lieu of increasing the principal amount of the loan. Our obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, flight simulators, and tooling (collectively, the “Collateral”). The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds were used for general corporate purposes and operating expenses, to the extent permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Voluntary prepayments of the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time and from time to time. Amounts prepaid may not be reborrowed.  Mandatory prepayments of the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral, and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, we will be required to repay the loans outstanding under the Treasury Loan.

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

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, we issued to the U.S. Treasury warrants to purchase an aggregate of 4,899,497 shares of our common stock at an exercise price of $3.98 per share, which was the closing price of the common stock on April 9, 2020. The exercise price and number of shares of common stock issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The fair value of the warrants was estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Loan in the condensed consolidated balance sheets.

In April 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio covenant to 1.5 to 1.0 through September 30, 2022. As a result, we are in compliance with this covenant as of June 30, 2022.

Spare Engine Financing

In December 2021, we entered into a loan agreement with a financing institution to finance certain purchases of spare engines via a newly formed limited liability company (“LLC”). The loan agreement provides for aggregate borrowings of up to $54.0 million through November 2022. In December 2021, we borrowed an aggregate of $35.3 million under the loan agreement, which matures in December 2027. The borrowed amounts are collateralized by the underlying engines and require monthly principal and interest payments until maturity. Borrowings under the loan agreement bear interest at the monthly LIBOR plus 4.25%. The borrowings are the obligation of the newly formed LLC and are guaranteed by Mesa Airlines, Inc.

The newly formed LLC, which is wholly owned by Mesa, was determined to be a VIE for which we are the primary beneficiary because we have the power to direct the activities of the LLC that most significantly impact the LLC’s economic performance and the obligation to absorb losses and right to receive benefits from the LLC in our capacity as sole member of the LLC and guarantor of the borrowings. Therefore, the LLC is consolidated in our financial statements and the borrowings are reflected as long-term debt in our condensed consolidated balance sheets.

The loan agreement contains a loan-to-value (“LTV”) financial covenant pursuant to which we are required to prepay certain amounts of the loan if the aggregate outstanding principal balance of the loan exceeds a specified percentage of the appraised value of the engines beginning in the 12th full month after closing and each June 1 and December 1 thereafter.

As of June 30, 2022, we were in compliance with all debt covenants.

10.	Earnings Per Share

Calculations of net income (loss) per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Mesa Air Group	$(9,985)	$4,276	$(67,042)	$24,083
Basic weighted average common shares outstanding	36,183	35,769	36,064	35,642
Add: Incremental shares for:
Dilutive effect of warrants	—	3,084	—	2,536
Dilutive effect of restricted stock	—	660	—	633
Diluted weighted average common shares outstanding	36,183	39,513	36,064	38,811
Net income (loss) per common share attributable to Mesa Air Group:
Basic	$(0.28)	$0.12	$(1.86)	$0.68
Diluted	$(0.28)	$0.11	$(1.86)	$0.62

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Warrants	—	—	1,011	—
Restricted stock	—	—	142	—
	—	—	1,153	—

11.	Common Stock

As discussed in Note 9, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of June 30, 2022, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

12.	Income Taxes

Our effective tax rate (ETR) from continuing operations was 19.9% and 22.1% for the three and nine months ended June 30, 2022, respectively, and 26.3% and 25.5% for the three and nine months ended June 30, 2021, respectively. The Company’s ETR during the three and nine months ended June 30, 2022 was different from the prior year tax rates primarily as a result of the vesting of stock compensation where the tax deduction state taxes differed from the book expense, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

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

The restricted share activity for the nine months ended June 30, 2022 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2021	1,006,206	$6.22
Granted	664,414	$3.46
Vested	(412,226)	$6.28
Forfeited	(28,695)	$10.08
Restricted shares unvested at June 30, 2022	1,229,699	$4.62

As of June 30, 2022, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2022 and 2021 was $0.7 million and $0.7 million, respectively, and for the nine months ended June 30, 2022 and 2021 was $2.1 million and $2.4 million, respectively.

We repurchased 132,151 shares of our common stock for $0.4 million to cover the income tax obligation on vested employee equity awards during the nine months ended June 30, 2022.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of June 30, 2022, eligible employees purchased and we issued an aggregate of 247,761 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 53,567 of which were purchased and issued during the nine months ended June 30, 2022.
15.	Leases

As of June 30, 2022, we leased 20 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. We expect that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $10.8 million and $11.3 million for the three months ended June 30, 2022 and 2021, respectively, and $33.1 million and $34.0 million for the nine months ended June 30, 2022 and 2021, respectively.

The components of our operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$9,534	$9,194	$28,678	$28,599
Variable and short-term lease costs	1,311	2,099	4,392	5,434
Total lease costs	$10,845	$11,293	$33,070	$34,033

As of June 30, 2022, our operating leases have a remaining weighted average lease term of 3.8 years and our operating lease liabilities were measured using a weighted average discount rate of 4.5%.

During the nine months ended June 30, 2022, we recorded a $0.2 million impairment of certain operating lease ROU assets associated with the abandonment of a leased facility.

16.	Commitments and Contingencies

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. We agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. We also have options to purchase an additional ten (10) similar engines beyond 2022. As of June 30, 2022, we have purchased seven (7) of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3 with delivery of the remaining three (3) engines expected to take place during calendar year 2022.

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

On March 2, 2022, the parties in the federal lawsuit attended a mediation and reached an agreement in principle to settle all claims asserted in that action for the sum of $5 million, which will be paid by the Company’s directors’ and officers’ insurance carriers. The settlement is subject to preliminary and final approval by the federal court. The motion for preliminary approval was filed on May 6, 2022, and no objections to the settlement were filed by the deadline for such objections. The parties are waiting for the Court to schedule a date for the preliminary approval hearing. If preliminary and final approval is obtained, the claims of all putative class members, whether asserted in the federal or state actions, will be extinguished, unless and only to the extent that a particular class member takes affirmative steps to have its claims excluded.

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2022, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

On July 22, 2022, we amended our United CPA, pursuant to Amendment No. 3 thereto, to among other things, (a) temporarily modify an operational performance metric and related incentives, and (b) amend certain commercial terms set forth in specified schedules to the CPA.

On July 28, 2022, we amended our American CPA, pursuant to Amendment No. 10 thereto, to, among other things,  (a) modified certain commercial terms, (b) provide that, commencing with calendar months after January 1, 2022, during any calendar month in which a Notification Shortfall (as defined in the CPA) occurs, bonuses and rebates will not be assessed, (c) reset the CCF and CD0 3-month measurement periods for purposes of American’s termination rights under the CPA to commence August 2022, and (d) amended certain other amounts payable to us thereunder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections titled "Cautionary Notes Regarding Forward-Looking Statements" above and "Risk Factors" below.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 121 cities in 41 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2022, our fleet consisted of 168 aircraft which we operated under our CPAs and FSA, leased to a third party, held for sale or maintained as spares, with approximately 360 daily departures. We operate 40 CRJ-900 aircraft under our American CPA and 60 E-175 and 20 E-175LL aircraft under our United CPA. We operate 3 Boeing 737-400F aircraft under our DHL FSA. As of June 30, 2022, approximately 65% of our aircraft in scheduled service were operated for United, approximately 33% were operated for American and 2% were operated for DHL. All of our operating revenue in our three and nine months ended June 30, 2022 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

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

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations and comprehensive income (loss).

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

Other Expense. Other expense includes expense derived from activities not classified in any other area of the condensed consolidated statements of operations and comprehensive income (loss).

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

We had operating income of $0.2 million in our three months ended June 30, 2022 compared to operating income of $14.4 million in our three months ended June 30, 2021. In our three months ended June 30, 2022, we had net loss of $10.0 million compared to net income of $4.3 million in our three months ended June 30, 2021.

Our operating results for the three months ended June 30, 2022 reflect an increase in flight operations expense resulting from increased pilot training as well as a decrease in maintenance expense mainly as a result of fewer C-checks. Additionally, there were no government grant funds utilized as an offset to operating expenses during the three months ended June 30, 2022, compared to $26.1 million during the three months ended June 30, 2021.

Operating Revenues

	Three Months Ended June 30,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$118,899		$109,654		$9,245	8.4%
Pass-through and other		15,498		15,503		(5)	(0.0)%
Total operating revenues		$134,397		$125,157		$9,240	7.4%

Operating data:
Available seat miles—ASMs (thousands)		1,553,616		2,056,905		(503,289)	(24.5)%
Block hours		63,486		85,162		(21,676)	(25.5)%
Revenue passenger miles—RPMs (thousands)		1,358,298		1,692,687		(334,389)	(19.8)%
Average stage length (miles)		619		651		(32)	(4.9)%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.65	¢	5.33	¢	2.32	43.5%
Passengers		2,164,295		2,572,303		(408,008)	(15.9)%

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

Total operating revenue increased by $9.2 million, or 7.4%, to $134.4 million for our three months ended June 30, 2022 as compared to our three months ended June 30, 2021. Contract revenue increased by $9.2 million, or 8.4%, to $118.9 million primarily due to normalized contractual rates from our major partners and recognition of higher deferred revenue, partially offset by reduced block hours flown compared to the three months ended June 30, 2021. The increase in rates compared to the three months ended June 30, 2021 is attributable to temporarily reduced rates from our major partners impacting the three months ended June 30, 2021 as a result of lower labor costs due to government assistance received during the same period. Our block hours flown during our three months ended June 30, 2022, decreased 25.5% compared to the three months ended June 30, 2021 due to a decrease in scheduled flying for our major partners across all fleets. Our pass-through and other revenue remained static during our three months ended June 30, 2022.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$43,254	$41,314	$1,940	4.7%
Maintenance	49,694	51,986	(2,292)	(4.4)%
Aircraft rent	9,299	9,648	(349)	(3.6)%
General and administrative	11,112	12,087	(975)	(8.1)%
Depreciation and amortization	20,103	20,933	(830)	(4.0)%
Other operating expenses	722	916	(194)	(21.2)%
Government grant recognition	—	(26,101)	26,101	(100.0)%
Total operating expenses	$134,184	$110,783	$23,401	21.1%

Operating data:
Available seat miles—ASMs (thousands)	1,553,616	2,056,905	(503,289)	(24.5)%
Block hours	63,486	85,162	(21,676)	(25.5)%
Average stage length (miles)	619	651	(32)	(4.9)%
Departures	33,291	42,390	(9,099)	(21.5)%

Flight Operations. Flight operations expense increased $1.9 million, or 4.7%, to $43.3 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. The increase was primarily driven by an increase in pilot training-related costs.

Maintenance. Aircraft maintenance expense decreased $2.3 million, or 4.4%, to $49.7 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. This decrease was primarily driven by a lower volume of airframe C-checks, partially offset by increases in pass-through engine overhauls, labor, and other maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners decreased by $0.3 million during our three months ended June 30, 2022 compared to our three months ended June 30, 2021.

The following table presents information regarding our maintenance costs during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Engine overhaul	$2,052	$1,307	$745	57.0%
Pass-through engine overhaul	6,028	2,740	3,288	120.0%
C-check	3,725	8,567	(4,842)	(56.5)%
Pass-through C-check	1,260	5,553	(4,293)	(77.3)%
Component contracts	6,131	7,349	(1,218)	(16.6)%
Rotable and expendable parts	5,726	5,921	(195)	(3.3)%
Other pass-through	4,997	4,260	737	(17.3)%
Labor and other	19,775	16,289	3,486	21.4%
Total	$49,694	$51,986	$(2,292)	(4.4)%

Aircraft Rent. Aircraft rent expense decreased $0.3 million, or 3.6%, to $9.3 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. This was primarily driven by lower engine rent expense.

General and Administrative. General and administrative expense decreased $1.0 million, or 8.1%, to $11.1 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. The decrease is primarily due to a decrease in property taxes. For our three months ended June 30, 2022 and 2021, $2.3 million and $3.3 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.8 million, or 4.0%, to $20.1 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021.

Other Operating Expenses. Other operating expenses decreased $0.2 million, or 21.2%, to $0.7 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. The decrease is primarily attributable to a decrease in aircraft depreciation expense as a result of a portion of our fleet being classified as held for sale during the three months ended June 30, 2022, offset by an increase in spare engine depreciation expense as well as amortization of deferred heavy maintenance. The decrease is primarily driven by a decrease in aircraft cleaning expense.

Government Grant Recognition. Recognition of payroll support funds decreased $26.1 million, or 100.0%, to $0.0 million for our three months ended June 30, 2022 compared to our three months ended June 30, 2021. Under the American Recovery Plan Act of 2021, the government provided the Company with a grant of $52.2 million in payroll support, of which $26.1 million was recognized as an offset to operating expense during the three months ended June 30, 2021. There were no government grant funds received by the Company recognized as an offset to operating expense during the three months ended June 30, 2022.

Other Expense

Other expense increased $4.1 million, or 48.0%, to $12.7 million for our three months ended June 30, 2022, compared to our three months ended June 30, 2021. The increase is primarily attributable to net losses on investments in equity securities of $3.9 million.

Income Taxes

Our effective tax rate (ETR) from continuing operations was 19.9% for the three months ended June 30, 2022 and 26.3% for the three months ended June 30, 2021. Our ETR during the three months ended June 30, 2022 decreased from the prior year tax rate, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses.

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

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

We had operating loss of $48.5 million in our nine months ended June 30, 2022 compared to operating income of $58.1 million in our nine months ended June 30, 2021. In our nine months ended June 30, 2022, we had net loss of $67.0 million compared to net income of $24.1 million in our nine months ended June 30, 2021.

Our operating results for the nine months ended June 30, 2022 reflect an increase in flight operations expense due to higher pilot and flight attendant wages, lodging, and training expenses. We also recognized impairment charges of $39.5 million on certain of our CRJ aircraft classified as held for sale during the nine months ended June 30, 2022, as described in Note 6 to the condensed consolidated financial statements. Additionally, there were no government grant funds utilized as an offset to operating expenses during the nine months ended June 30, 2022, compared to $93.4 million during the nine months ended June 30, 2021. Lastly, our general and administrative expense decreased due to lower pass-through insurance costs.

Operating Revenues

	Nine Months Ended June 30,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$367,781		$318,524		$49,257	15.5%
Pass-through and other		37,586		54,284		(16,698)	(30.8)%
Total operating revenues		$405,367		$372,808		$32,559	8.7%

Operating data:
Available seat miles—ASMs (thousands)		5,275,133		5,499,346		(224,213)	(4.1)%
Block hours		215,178		228,351		(13,173)	(5.8)%
Revenue passenger miles—RPMs (thousands)		4,427,618		4,012,596		415,022	10.3%
Average stage length (miles)		644		659		(15)	(2.3)%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.97	¢	5.79	¢	1.18	20.4%
Passengers		6,779,398		6,086,060		693,338	11.4%

Total operating revenue increased by $32.6 million, or 8.7%, to $405.7 million for our nine months ended June 30, 2022 as compared to our nine months ended June 30, 2021. Contract revenue increased by $49.3 million, or 15.5%, to $367.8 million primarily due to normalized contractual rates from our major partners and recognition of higher deferred revenue, partially offset by reduced block hours flown compared to the nine months ended June 30, 2021. The increase in rates compared to the nine months ended June 30, 2021 is attributable to temporarily reduced rates from our major partners impacting the nine months ended June 30, 2021 as a result of lower labor costs due to government assistance received during the same period. Our pass-through and other revenue decreased during our nine months ended June 30, 2022 by $16.7 million, or 30.8%, to $37.6 million primarily due to a decrease in pass-through maintenance related to our E-175 fleet and pass-through property taxes.

Operating Expenses

	Nine Months Ended June 30,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$133,262	$115,681	$17,581	15.2%
Maintenance	156,032	156,623	(591)	(0.4)%
Aircraft rent	28,319	29,688	(1,369)	(4.6)%
General and administrative	31,550	36,324	(4,774)	(13.1)%
Depreciation and amortization	61,878	62,108	(230)	(0.4)%
Lease termination	—	4,508	(4,508)	(100.0)%
Impairment of assets held for sale	39,475	—	39,475	100.0%
Other operating expenses	3,379	3,148	231	7.3%
Government grant recognition	—	(93,379)	93,379	(100.0)%
Total operating expenses	$453,895	$314,701	$139,194	44.2%

Operating data:
Available seat miles—ASMs (thousands)	5,275,133	5,499,346	(224,213)	(4.1)%
Block hours	215,178	228,351	(13,173)	(5.8)%
Average stage length (miles)	644	659	(15)	(2.3)%
Departures	108,721	113,004	(4,283)	(3.8)%

Flight Operations. Flight operations expense increased $17.6 million, or 15.2%, to $133.3 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The increase was primarily driven by an increase in pilot wages and pilot training-related costs.

Maintenance. Aircraft maintenance expense decreased $0.6 million, or 0.4%, to $156.0 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The decrease was primarily due to the reduction in engine overhaul and C-check costs, which was offset by the increase in parts and labor costs. Total pass-through maintenance expenses reimbursed by our major partners decreased by $10.7 million during our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2022 and 2021 (in thousands):

	Nine Months Ended June 30,
	2022	2021	Change
Engine overhaul	$3,699	$10,769	$(7,070)	(65.7)%
Pass-through engine overhaul	14,453	14,546	(93)	(0.6)%
C-check	17,047	20,031	(2,984)	(14.9)%
Pass-through C-check	1,749	18,294	(16,545)	(90.4)%
Component contracts	20,380	19,506	874	4.5%
Rotable and expendable parts	21,167	16,303	4,864	29.8%
Other pass-through	16,996	11,030	5,966	54.1%
Labor and other	60,541	46,144	14,397	31.2%
Total	$156,032	$156,623	$(591)	(0.4)%

Aircraft Rent. Aircraft rent expense decreased $1.4 million, or 4.6%, to $28.3 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The decrease is attributable to a decrease in engine rent due to fewer leased engines and decrease in aircraft rent due to the purchase of a CRJ-900 aircraft during fiscal 2021 that was previously under lease.

General and Administrative. General and administrative expense decreased $4.8 million, or 13.1%, to $31.6 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The decrease is primarily due to a decrease in pass-through property taxes. For our nine months ended June 30, 2022 and 2021, $5.5 million and $10.7 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 0.4%, to $61.9 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The decrease is primarily attributable to a portion of our fleet being classified as held for sale during the nine months ended June 30, 2022, offset by an increase in rotable part and spare engine depreciation expense as well as amortization of deferred heavy maintenance.

Lease Termination. Lease termination expense decreased $4.5 million, or 100.0%, to zero for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. This decrease is attributable to the termination expense resulting from the purchase of a CRJ-900 aircraft during our nine months ended June 30, 2021, which was previously leased from Bombardier Capital.

Impairment of Assets Held for Sale. Impairment of assets held for sale was $39.5 million for our nine months ended June 30, 2022 compared to $0.0 million for our nine months ended June 30, 2021. The increase is attributable to impairment charges on our CRJ aircraft classified as held for sale during the nine months ended June 30, 2022.

Other Operating Expenses. Other operating expenses remained static for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The slight increase is primarily due to higher fuel costs offset by lower aircraft cleaning expenses during the nine months ended June 30, 2022.

Government Grant Recognition. Recognition of payroll support funds decreased $93.4 million, or 100.0%, to $0.0 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. During the nine months ended June 30, 2021, we recognized $93.4 million in payroll support from the Payroll Support Program and its extensions as an offset to operating expense. There were no government grant funds received by the Company recognized as an offset to operating expenses during the nine months ended June 30, 2022.

Other Expense

Other expense increased $11.7 million, or 45.4%, to $37.5 million for our nine months ended June 30, 2022 compared to our nine months ended June 30, 2021. The increase is primarily attributable to net losses on investments in equity securities of $12.6 million, partially offset by a decrease in interest expense of $1.7 million due to lower interest rates on our Treasury Loan and a decrease in outstanding aircraft principal balances.

Income Taxes

The income tax benefit totaled $19.0 million for the nine months ended June 30, 2022 as compared to a tax expense of $8.2 million for the nine months ended June 30, 2021. The effective tax rate (ETR) was 22.1% for the nine months ended June 30, 2022 compared to 25.5% for the nine months ended June 30, 2021. The ETR for the nine months ended June 30, 2022 was impacted by vesting of stock compensation where the tax deduction differed from the book expense, state taxes, changes in the valuation allowance against state net operating losses, and changes in state statutory rates.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Reconciliation:
Net income (loss)	$(9,985)	$4,276	$(67,042)	$24,083
Income tax expense (benefit)	(2,493)	1,525	(18,987)	8,236
Income (loss) before taxes	$(12,478)	$5,801	$(86,029)	$32,319
Loss on investments, net	3,926	—	12,649	—
Adjustments(1)(2)(3)(4)	(135)	—	39,708	3,558
Adjusted income (loss) before taxes	(8,687)	5,801	(33,672)	35,877
Interest expense	8,716	8,627	24,766	26,464
Interest income	(24)	(82)	(117)	(287)
Depreciation and amortization	20,103	20,933	61,878	62,108
Adjusted EBITDA	$20,108	$35,279	$52,855	$124,162
Aircraft rent	9,299	9,648	28,319	29,688
Adjusted EBITDAR	$29,407	$44,927	$81,174	$153,850

(1)	Includes adjustment for gain on extinguishment of debt of $1.0 million related to repayment of certain aircraft debts during our nine months ended June 30, 2021.
(2)

Includes adjustment for lease termination expense of $4.5 million during our nine months ended June 30, 2021 related to the purchase of a CRJ-900 aircraft which was previously leased from Bombardier Capital.

(3)	Includes adjustment for impairment charges of $39.5 million during our nine months ended June 30, 2022, respectively, related to certain of our aircraft which are classified as held for sale.
(4)

Includes adjustment for operating lease right of use asset impairment true-up of ($0.1) million during our three months ended June 30, 2022 and $0.2 million during our nine months ended June 30, 2022, related to the abandonment of one of our leased facilities.

Liquidity and Capital Resources

Impact of Pilot Shortage

The length and severity of the pilot shortage, which has impacted the US passenger and cargo carriers, remains uncertain.  One of the primary factors contributing to the pilot shortage includes the demand for pilots at major carriers, which are hiring at an accelerated rate to backfill the thousands of pilots whom they offered early retirements to at the beginning of the pandemic. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines.

While there is strong demand for air travel now in the United States, the exact timing and pace of a full recovery in demand remains uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Air travel demand may continue to fluctuate as a result of the pandemic either moderating or becoming more extreme.

Our forecasted expenses and liquidity measures may be modified as we clarify the pilot shortage recovery timing and its impact upon our block hour production. The variable revenue based on the number of block hours has been significantly impacted by pilot attrition and our corresponding shortage of trained pilots. We may experience further reductions in subsequent quarters.

As a result of the pilot shortage, elevated pilot attrition and its negative impact on our financial results, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

•	Working collaboratively with our major partners, we have and continue to address financial and operational impacts of pilot attrition, hiring and overall associated costs.
•	We have added flight training simulators and flight training instructors to expand our training capacity to more rapidly backfill pilots lost to attrition.

•	We have implemented a bonus program to attract new pilots and put in other incentives to attract and retain simulator instructors and line check airmen.
•

We have expanded the United Aviate program participation to include all pilots flying for Mesa allowing Mesa to attract and retain more qualified pilots. Previously, pilots had to fly under the United Express contract for a minimum of two (2) years to qualify for the flow through to United Airlines. Now, all pilots regardless of contract, are eligible to flow through to United.

•	We continue to evaluate other initiatives to increase pilot recruitment and accelerate training throughput.
•	We have formally listed 12 excess aircraft for sale to raise capital and retire debt
•	We have a plan to sell 18 CRJ-700 aircraft that are currently leased to a third party.
•	We have initiated discussions to refinance and defer repayment of our outstanding and drawn balance on our revolving credit facility with CIT Bank, N.A which is currently due in December 2022.
•	We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

While there is no guarantee that these initiatives will come to fruition or otherwise achieve their desired objective, we believe it is probable that the initiatives outlined above, along with the cash flow from operating activities and cash on hand will provide us with adequate cash resources to maintain our operations and comply with our various debt and other contractual agreements, through at least the next 12 months.

As of June 30, 2022, the Company has $112.8 million of principal maturity payments on long-term debt due within the next twelve months.  We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from our plans to sell 18 CRJ-700 aircraft, refinance our revolving credit facility, and further amend of CPAs. If our plans are not realized, this will necessitate exploring additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ended June 30, 2022 were approximately 0.9% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $54.4 million. In addition, we had restricted cash of $3.3 million as of June 30, 2022. As of June 30, 2022, we had $634.9 million in secured indebtedness incurred primarily in connection with our financing of 84 total aircraft and related equipment. As of June 30, 2022, we had $109.5 million of current debt, excluding finance leases, and $525.4 million of long-term debt excluding finance leases.

Restricted Cash

As of June 30, 2022, we had $3.3 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2022 and 2021 (in thousands):

	Nine Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$13,584	$131,212
Net cash used in investing activities	(40,384)	(17,039)
Net cash used in financing activities	(39,271)	(33,264)
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,071)	80,909
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$57,796	$183,750

Net Cash Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPAs and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our nine months ended June 30, 2022, we had cash flow provided by operating activities of $13.6 million. We had net loss of $67.0 million adjusted for the following significant non-cash items: depreciation and amortization of $61.9 million, stock-based compensation of $2.1 million, net losses on investments in equity securities of $12.6 million, deferred income taxes of $(19.1) million, amortization of deferred credits of $(0.6) million, amortization of debt discount and financing costs and accretion of interest of $8.2 million, and impairment of assets held for sale of $39.5 million. We had a net change of $(24.6) million within other net operating assets and liabilities largely driven by decreases in accrued expenses and other liabilities, deferred revenue, and operating lease liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable during our nine months ended June 30, 2022.

During our nine months ended June 30, 2021, we had cash flow provided by operating activities of $131.2 million. We had net income of $24.1 million adjusted for the following significant non-cash items: depreciation and amortization of $62.1 million, stock-based compensation of $2.4 million, deferred income taxes of $8.0 million, amortization of deferred credits of $(2.5) million, amortization of debt discount and financing costs and accretion of interest of $8.2 million, and loss on lease termination of $4.5 million. We had a net change of $25.1 million within other net operating assets and liabilities largely driven by increases in accrued expenses and deferred revenue and a decrease in receivables, partially offset by operating lease activity during our nine months ended June 30, 2021.

Net Cash Used in Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our nine months ended June 30, 2022, net cash flow used in investing activities totaled $40.4 million. We invested $33.2 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $7.0 million in payments of equipment and other deposits. We also invested a total of $0.2 million in equity securities of a private company.

During our nine months ended June 30, 2021, net cash flow used in investing activities totaled $17.0 million. We invested $4.9 million in inventory, $1.6 million in aircraft purchases, $4.2 million in tools and other equipment and miscellaneous projects and $6.9 million in payments of equipment and other deposits offset by $0.6 million from the return of lease and equipment deposits.

Net Cash Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, stock repurchases, and proceeds received from issuing common stock under our ESPP.

During our nine months ended June 30, 2022, net cash flow used in financing activities was $39.3 million. We received $35.3 million of proceeds from long-term debt. We made $72.0 million of principal repayments on long-term debt and paid $2.4 million of costs related to debt financing. We received $0.2 million in proceeds from the issuance of common stock under our ESPP and paid $0.4 million to repurchase shares of our common stock.

During our nine months ended June 30, 2021, net cash flow used in financing activities was $33.3 million. We received $195.0 million of proceeds from the Treasury Loan. We made $225.8 million of principal repayments on long-term debt. We paid $1.3 million of costs related to debt financing and $1.4 million in repurchases of shares of our common stock. We received $0.2 million in proceeds from the issuance of common stock under our ESPP.

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

As of June 30, 2022, we had $471.4 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $3.5 million in the nine months ended June 30, 2022.

As of June 30, 2022, we had $182.0 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2022.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2022, we had $484.5 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On March 2, 2022, the parties in the federal lawsuit attended a mediation and reached an agreement in principle to settle all claims asserted in that action for the sum of $5 million, which will be paid by the Company’s directors’ and officers’ insurance carriers. The settlement is subject to final documentation and preliminary and final approval by the federal court.  The motion for preliminary approval was filed on May 6, 2022, and no objections to the settlement were filed by the deadline for such objections. The parties are waiting for the Court to schedule a date for the preliminary approval hearing. If preliminary and final approval is obtained, the claims of all putative class members, whether asserted in the federal or state actions, will be extinguished, unless and only to the extent that a particular class member takes affirmative steps to have its claims excluded.

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2022, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.  Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

The reduced utilization levels of our aircraft under our agreements with our major partner, to the extent they continue, would have a material adverse impact on our results of operations and financial condition.

Historically, our major partners have utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under the applicable CPA agreements.  As previously reported, we operated at significantly lower block hours during fiscal 2020 and fiscal 2021 due to the COVID pandemic, though we experienced a recovery in demand for air travel during the second half of fiscal 2021, which has continued into fiscal 2022.

Notwithstanding the increase in demand for air travel, in recent periods our high level of pilot attrition and pilot training output limitations has resulted in a reduction of our block hours flown.  If we continue to experience pilot attrition above historic levels, we may experience further reductions in the block hours flown under our CPAs by our major partners, and we may not be able to maintain operating efficiencies previously obtained, each of which would negatively impact our operating results and financial condition.  There can be no assurance that we will be able to adequately address the pilot attrition issues or that our major partners will increase the utilization of our aircraft to historical levels in future periods if we do experience an improvement in pilot attrition.  If pilot attrition persists, we may experience additional declines in utilization levels, which would in turn have a material adverse impact on our financial condition and results of operations.

If the supply of pilots to the airline industry remains constrained and pilot attrition continues to exceed historical levels, our results of operations and financial condition would be negatively impacted.

           Our operations continue to be negatively impacted by the pilot shortages that have plagued the airline industry as whole, and by the associated pilot attrition that we believe has disproportionately impacted regional airlines, including us.  Our pilots continue to be recruited by other carriers, primarily the major carriers and heavy equipment cargo operators, which generally offer higher salaries and more extensive benefit programs.  The magnitude of this attrition in fiscal 2022 has created significant backlogs in training, further exacerbating an already challenging environment.  These events have had, and continue to have, a negative impact on pilot scheduling, work hours, and the number of pilots required to support our operations.

There has been significant press coverage over the past several months regarding the issues stemming from the pilot shortages (namely flight cancellations and delays by the major carriers), with no airline being immune to the issues created by the pilot shortage or the associated negative press.  As we have in the past, we are taking important steps to further attract, hire and retain qualified pilots, including the ongoing implementation of significant pilot wage and bonus increases, pilot retention initiatives, increases in training capacity, and other cost efficiency initiatives. Notwithstanding these steps, our current rate of hiring has not kept pace with attrition.  As such, even with increases in training capacity we are not currently able to hire qualified pilots at a rate sufficient to fill all available classroom training spaces, which in turn has negatively impacted the number of pilots available for scheduled operations.  No assurance can be given that the measures we are currently taking or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

Our ability to attract, hire and retain qualified pilots has been, and continues to be, negatively impacted by the status of our collective bargaining agreement with ALPA, which became amendable in July 2021 and remains under negotiation. Recent efforts to reach a mutually acceptable deal have not resulted in an agreement between the parties.  Absent certainty surrounding the terms and conditions of our future collective bargaining agreement with ALPA, we have experienced, and are likely to continue to experience, challenges attracting, hiring, and retaining pilots.  These challenges, if they persist, will likely negatively impact our financial condition, results of operations, and relationship with our major partners.

In addition to the foregoing, our pilot premium wage and bonus initiatives have substantially increased our labor costs and continue to negatively impact our operations and financial condition.  Other regional air carriers have implemented similar measures, which has only served to increase the competition for qualified pilots and the costs associated with hiring pilots.  We expect these increased costs, to the extent they persist, to materially and adversely impact our financial condition and results of operations in future periods.

If the high levels of pilot attrition persist and we are unable to attract, hire and retain pilots at a rate sufficient to support required utilization levels under our CPAs, we may be required to issue credits or provide offsets to our major partners, as we have done in the past, and to reduced flight schedules with our major partners, which has resulted in and may continue to result in monetary performance penalties under our CPAs, as well as give rise to the ability of our major partners in certain circumstances to elect to remove aircraft from the scope of our CPAs.  Should any of these events arise in the future, they could have a material and adverse impact on our financial condition and results of operations.

The failure to pay at maturity the amounts outstanding under our CIT Revolving Credit Facility or to timely refinance this indebtedness would result in a default thereunder, which would also trigger cross-default clauses under our other indebtedness and give such lenders the right to accelerate the payment of such obligations.

Our CIT Revolving Credit Facility currently matures on December 31, 2022.  No assurance can be given that we will have sufficient liquidity to pay at maturity the amounts outstanding thereunder (approximately $15.0 million at June 30, 2022) or that we will be able to timely refinance such indebtedness if we are unable or do not intend to repay the same.  Failure to pay at maturity the amounts outstanding thereunder or to otherwise timely refinance this indebtedness would result in an event of default under the Credit Facility, which would in turn entitle the lenders thereunder to exercise all available remedies, including seeking repayment from the guarantor of such indebtedness, Mesa Air, foreclosing on the assets securing such indebtedness (i.e., certain engines, spare parts, and related collateral), or requiring the borrowers thereunder to cash collateralize all outstanding letter of credit liabilities in an amount equal to 105% of such liabilities.  A default under the CIT Revolving Credit Facility would also trigger cross-default clauses under our other indebtedness and give the lenders thereunder the right to exercise all available remedies under such loan agreements, including, to the extent they so elect, the acceleration of such indebtedness. We currently do not have sufficient liquidity to repay all of our outstanding debt in full if such debt were accelerated. If we are unable to pay our debts as they come due, or obtain waivers for such payments, our secured lenders could foreclose on any assets securing such debt. These events would materially adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 132,151 shares of its common stock for $0.4 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the nine months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1**	Amendment No. 8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022

10.2**	Amendment No. 9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022

10.3**	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: August 8, 2022	By:	/s/ D. Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)